Form 10-Q
period 2010-09-30
COEUR D ALENE MINES CORP
filed 2010-11-04
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,311,920 shares were issued and outstanding as of November 1, 2010.

COEUR D’ALENE MINES CORPORATION
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets — Unaudited September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations and Comprehensive Income (Loss) — Unaudited Three and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity — Unaudited Nine Months Ended September 30, 2010	5

Consolidated Statements of Cash Flows — Unaudited Three and Nine Months Ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements — Unaudited	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	65

Item 4. Controls and Procedures	68

Part II. Other Information	68

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 5. Mine Safety Disclosures	70

Item 6. Exhibits	72
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		September 30,	December 31,
		2010	2009
	Notes	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$27,792	$22,782
Short-term investments	5	5,031	—
Receivables		77,207	58,981
Ore on leach pad	2	7,397	9,641
Metal and other inventory	6	96,225	67,712
Prepaid expenses and other		19,026	26,920

		232,678	186,036

NON-CURRENT ASSETS
Property, plant and equipment, net	7	659,840	539,037
Mining properties, net	8	2,140,586	2,240,056
Ore on leach pad, non-current portion	2	12,683	14,391
Restricted assets		27,892	26,546
Receivables, non-current portion		31,910	37,534
Debt issuance costs, net		4,798	3,544
Deferred tax assets	11	897	2,355
Other		13,729	4,536

TOTAL ASSETS		$3,125,013	$3,054,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$57,395	$77,003
Accrued liabilities and other		38,811	33,517
Accrued income taxes		21,818	11,783
Accrued payroll and related benefits		14,432	9,815
Accrued interest payable		521	1,744
Current portion of capital leases and other debt obligations	9	67,653	15,403
Current portion of royalty obligation	9	46,417	34,672
Current portion of reclamation and mine closure	10	2,708	4,671

		249,755	188,608

NON-CURRENT LIABILITIES
Long-term debt and capital lease obligations	9	146,821	185,397
Non-current portion of royalty obligation	9	160,367	128,107
Reclamation and mine closure	10	25,647	35,241
Deferred income taxes	11	480,954	516,678
Other long-term liabilities		15,623	6,799

		829,412	872,222
COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 12, 14, 15, 16 and 18)

SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 89,311,920 issued at September 30, 2010 and 80,310,347 issued at December 31, 2009		893	803
Additional paid-in capital		2,578,043	2,444,262
Accumulated deficit		(533,254)	(451,865)
Accumulated other comprehensive income		164	5

		2,045,846	1,993,205

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,125,013	$3,054,035

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Sales of metal	$118,564	$90,305	$307,871	$201,531
Production costs applicable to sales	(60,402)	(59,693)	(170,795)	(133,263)
Depreciation, depletion and amortization	(37,801)	(27,591)	(95,503)	(54,282)

Gross profit	20,361	3,021	41,573	13,986
COSTS AND EXPENSES
Administrative and general	5,963	4,780	19,758	17,933
Exploration	3,840	2,362	9,521	8,632
Pre-development	82	—	814	—

Total cost and expenses	9,885	7,142	30,093	26,565

OPERATING INCOME (LOSS)	10,476	(4,121)	11,480	(12,579)
OTHER INCOME AND EXPENSE
Gain (loss) on debt extinguishments	(806)	(2,947)	(12,714)	35,430
Fair value adjustments, net	(19,107)	(35,718)	(65,881)	(49,269)
Interest and other income	(638)	(1,245)	(2,725)	822
Interest expense, net of capitalized interest	(9,951)	(6,088)	(21,402)	(12,047)

Total other income and expense	(30,502)	(45,998)	(102,722)	(25,064)

Loss from continuing operations before income taxes	(20,026)	(50,119)	(91,242)	(37,643)
Income tax benefit (provision)	(3,233)	13,428	17,977	17,067

Loss from continuing operations	(23,259)	(36,691)	(73,265)	(20,576)
Loss from discontinued operations, net of income taxes	(251)	(3,003)	(6,029)	(1,451)
Gain (loss) on sale of discontinued operations, net of income taxes	882	22,411	(2,095)	22,411

NET INCOME (LOSS)	(22,628)	(17,283)	(81,389)	384
Other comprehensive income, net of income taxes	164	—	159	—

COMPREHENSIVE INCOME (LOSS)	$(22,464)	$(17,283)	$(81,230)	$384

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Loss from continuing operations	$(0.26)	$(0.48)	$(0.85)	$(0.29)
Income (loss) from discontinued operations	0.01	0.25	(0.09)	0.30

Net income (loss)	$(0.25)	$(0.23)	$(0.94)	$0.01

Diluted income per share:
Loss from continuing operations	$(0.26)	$(0.48)	$(0.85)	$(0.29)
Income (loss) from discontinued operations	0.01	0.25	(0.09)	0.30

Net income (loss)	$(0.25)	$(0.23)	$(0.94)	$0.01

Weighted average number of shares of common stock
Basic	89,236	76,133	86,489	69,163
Diluted	89,236	76,133	86,489	69,163
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2010
(In thousands)
Unaudited

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock	Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income (Loss)	Total
Balances at December 31, 2009	80,310	$803	$2,444,262	$(451,865)	$5	$1,993,205
Net loss	—	—	—	(81,389)	—	(81,389)
Common stock issued for payment of principal, interest and financing fees on 6.5% Senior Secured Notes	1,357	13	19,994	—	—	20,007
Common stock issued to extinguish 3.25% and 1.25% debt	7,639	77	113,357	—	—	113,434
Common stock issued under long- term incentive plans, net	6	—	430	—	—	430
Unrealized gain on marketable securities	—	—	—	—	159	159

Balances at September 30, 2010	89,312	$893	$2,578,043	$(533,254)	$164	$2,045,846

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,628)	$(17,283)	$(81,389)	$384
Add (deduct) non-cash items
Depreciation, depletion and amortization	37,913	28,647	97,697	59,086
Amortiztation of debt discount	537	4	537	504
Accretion of royalty obligation	4,778	5,227	14,407	9,086
Deferred income taxes	(7,879)	(24,175)	(34,109)	(29,896)
Loss (gain) on debt extinguishment	806	2,947	12,714	(35,430)
Fair value adjustments, net	17,436	33,255	64,159	45,820
Loss (gain) on foreign currency transactions	2,144	223	3,966	(185)
Share-based compensation	1,960	1,885	3,969	4,542
Loss (gain) from discontinued operations and other assets	(970)	(32,212)	1,835	(32,291)
Other non-cash charges	629	454	702	687
Changes in operating assets and liabilities:
Receivables and other current assets	(4,511)	1,855	(12,136)	(7,145)
Inventories	(22,980)	(10,547)	(27,888)	(23,733)
Accounts payable and accrued liabilities	5,704	38,658	(8,298)	55,594

CASH PROVIDED BY OPERATING ACTIVITIES	12,939	28,938	36,166	47,023

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(15)	(6,525)	(672)	(15,104)
Proceeds from sales of investments	12,477	11,237	13,134	31,247
Capital expenditures	(36,783)	(54,370)	(129,439)	(174,849)
Proceeds from sale of discontinued operations and other assets	5,902	55,053	5,977	56,877

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,419)	5,395	(111,000)	(101,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of gold production royalty	—	—	—	75,000
Payments on gold production royalty	(11,302)	(6,112)	(29,836)	(7,218)
Proceeds from issuance of floating rate and senior term notes	—	—	100,000	20,368
Proceeds from gold lease facility	11,915	—	16,432	2,874
Payments on gold lease facility	—	—	(17,101)	(1,627)
Proceeds from bank borrowings	10,755	—	45,565	—
Payments on senior secured notes	(9,139)	—	(13,306)	—
Repayment of credit facility, long-term debt and capital leases	(10,035)	(7,268)	(22,931)	(22,137)
Payments of common stock and debt issuance costs	(22)	(18)	(2,202)	(122)
Proceeds from sale-leaseback transactions	—	—	4,853	12,511
Additions to restricted assets associated with the Kensington Term Facility	(297)	—	(1,880)	—
Other	210	—	250	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(7,915)	(13,398)	79,844	79,649

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,395)	20,935	5,010	24,843

Cash and cash equivalents at beginning of period	41,187	24,668	22,782	20,760

Cash and cash equivalents at end of period	$27,792	$45,603	$27,792	$45,603

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Coeur d’Alene Mines Corporation (“Coeur” or the “Company”) on Form 10-K for the year ended December 31, 2009.
     Effective July 1, 2009, the Company sold its interest in silver contained at the Broken Hill mine. On August 9, 2010, the Company closed the sale of its 100% interest in the Cerro Bayo mine. Consequently, for all of the periods presented, income (loss) from Cerro Bayo and Broken Hill have been presented within discontinued operations in the consolidated statements of operations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empresa Minera Manquiri S.A., Coeur Mexicana, S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Coeur Argentina, S.R.L. and CDE Australia Pty Ltd. Intercompany balances and transactions have been eliminated in consolidation.
     Recently Adopted Accounting Pronouncements: In January 2010, Accounting Standards Code (ASC) guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liability that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The update had no effect on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 3 for further details regarding the Company’s assets and liabilities measured at fair value.
     Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined when revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.
     Under our concentrate sales contracts with certain third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights settlement assays (average of assays exchanged or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in Prepaid expenses and other or as a derivative liability in “Accrued liabilities and other” on the consolidated balance sheets and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is identical to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible. Revenue includes the sales of by-product gold from the Company’s silver mining operations.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs of $2.1 million and $5.4 million, respectively, for the three and nine months ended September 30, 2010, and $1.9 million and $5.2 million, respectively, for the three and nine months ended September 30, 2009, were recorded as a reduction of revenue.
     At September 30, 2010, the Company had outstanding provisionally priced sales of $25.0 million, consisting of 0.8 million ounces of silver and 8,219 ounces of gold, which had a fair value of $26.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $8,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,200. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
     Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. In August 2007, the Company ceased mining and crushing operations at the Rochester mine as ore reserves were determined to have been fully mined at then-current market prices. Residual heap leach activities are expected to continue through 2014.
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
     The Company reported ore on leach pad of $20.1 million as of September 30, 2010. Of this amount, $7.4 million was reported as a current asset and $12.7 million was reported as a non-current asset. The distinction between current and non-current assets is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of metals contained within the broken ore that are expected to be extracted within twelve months is classified as a current asset and the historical cost of metals contained within the broken ore that are expected to be extracted beyond twelve

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
months is classified as a non-current asset. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
     The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory test work. Test work uses 60-day leach columns to project metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is estimated based upon laboratory column tests and actual experience over approximately twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2010, the Company increased its estimated silver ounces contained in the heap inventory by 1.2 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no significant changes in estimates related to gold contained in the heap. Consequently, the Company expects its current residual heap leach activities to continue through 2014. The ultimate recovery will not be known until leaching operations cease.
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
     Property, Plant, and Equipment: Expenditures for new facilities, assets acquired pursuant to capital leases, new assets and expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of the estimated productive lives of such facilities or the useful lives of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements, 3 to 13 years for machinery and equipment and 3 to 7 years for furniture and fixtures. Certain mining equipment is depreciated using the units of production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred.
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
     Drilling and related costs incurred at operating mines are expensed as incurred as Exploration expenses, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of mineralized material into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must satisfy all permitting and contractual requirements necessary to have the right to, and control of, the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. All other drilling and related costs, including those beyond the boundaries of the development and production-stage properties, are expensed as incurred.
     Drilling and related costs of approximately $1.2 million and $3.3 million, for the three and nine months ending September 30, 2010, respectively, and $0.2 million and $0.6 million, for the three and nine months ended September 30, 2009, respectively, met the criteria for capitalization at properties that are in the development and production stages.
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
     Mineral Interests: Significant payments related to the acquisition of the land and mineral rights are capitalized as incurred. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop a profitable ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors, including location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units of production method based on ounces expected to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value. The Company amortizes its mineral interest in the Endeavor mine using the units of production method.
     Asset Impairment: Management reviews and evaluates long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and estimated fair value determined using appropriate valuation techniques.. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and capital, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of ore reserves or its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there are identifiable cash flows.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      Restricted Assets: The Company, under the terms of its credit facility lease, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. Under the terms of the Company’s Kensington Term Facility, the Company is required to reserve cash for three months of debt service costs. At September 30, 2010 and December 31, 2009, the Company held certificates of deposit and cash under these agreements of $27.9 million and $26.5 million, respectively, restricted for these purposes. In addition, at December 31, 2009, the Company held certificates of deposit totaling $2.3 million, that were pledged to support letters of credit under the Gold Lease facility. These amounts were included in prepaids and other.
     Reclamation and Mine Closure Costs: The Company recognizes obligations associated with the retirement of tangible long-lived assets. These obligations result from the acquisition, construction, development and normal use of the asset. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in depreciation, depletion and amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.
     Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.
     Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars. All monetary assets and liabilities are remeasured at current exchange rates and resulting adjustments are included in other income and expenses. Revenues and expenses in foreign currencies are remeasured at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income (loss).
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
     Stock-based Compensation Plans: The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) award using the Black-Scholes option pricing model. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock based payments are included in administrative and general

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.
     Income Taxes: The Company uses an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences or benefits of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect for the years in which the differences are expected to reverse.
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
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2009 are subject to examination. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. There were no significant interest or penalties accrued at September 30, 2010.
     Comprehensive Income (Loss): Comprehensive income (loss) includes net income (loss) as well as changes in shareholders’ equity that result from transactions and events other than those with shareholders. Items of comprehensive income (loss) include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	2010	2009	2010	2009
Net income (loss)	$(22,628)	$(17,283)	$(81,389)	$384
Unrealized gains on marketable securities	164	—	159	—

Comprehensive income (loss)	$(22,464)	$(17,283)	$(81,230)	$384

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     For the three and nine months ended September 30, 2010, 4,414,625 shares, of common stock equivalents related to convertible debt and 500,138 equity based awards have not been included in the diluted per share calculation as the Company has recorded a net loss from continuing operations for the period. The options outstanding at September 30, 2010 expire between 2010 and 2019. For the three and nine months ended September 30, 2009, 1,199,099 and 1,799,291 common stock equivalents, respectively, related to convertible debt and 663,365 options were not included in the computation of diluted per share calculations as the Company had recorded a net loss from continuing operations for the period. Potentially dilutive shares issuable upon conversion of the 3.25% Convertible Senior Notes were not included in the computation of diluted EPS for the three and nine months ended September 30, 2010 and 2009 because there is no excess conversion value over the principal amount of the notes.
     Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the expected term of the related debt using the effective interest method.
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring significant management

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
estimates and assumptions relate to: recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long-lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. The most significant reclassifications were to reclassify the Broken Hill and Cerro Bayo statements of operations from historical presentation to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented. In addition, certain immaterial reclassifications related to the payment of the Franco-Nevada royalty obligation and the gold lease facility amounting to $6.0 million were reclassified from operating activities to financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2009.
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
     The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11	$—	$11	$—
Marketable equity securities	5,031	5,031	—	—
Short term certificates of deposit — restricted	2,965	—	2,965	—
Other derivative instruments, net	2,188	—	2,188	—
Gold forward contract	1,238	—	1,238	—
Put and call options	3,029	—	3,029	—
Silver ounce receivable from Mandalay	2,706	—	2,706	—

	$17,168	$5,031	$12,137	$—

Liabilities:
Gold lease facility	$32,626	$—	$32,626	$—
Royalty obligation embedded derivative	124,855	—	124,855	—
Put and call options	10,688	—	10,688	—

	$168,169	$—	$168,169	$—

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Restricted certificates of deposits	$5,440	$—	$5,440	$—
Other derivative instruments, net	1,379	—	1,379	—
Franco-Nevada warrant	6,339	—	6,339	—
Put and call options	9,115	—	9,115	—

	$22,273	$—	$22,273	$—

Liabilities:
Gold lease facility	$28,506	$—	$28,506	$—
Royalty obligation embedded derivative	78,013	—	78,013	—
Put and call options	9,958	—	9,958	—

	$116,477	$—	$116,477	$—

NOTE 4 — DISCONTINUED OPERATIONS
     In August 2010, the Company closed the sale of its 100% interest in Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6,029,000 in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011 with a fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver with a fair value of $5.4 million and (v) retained value added taxes of $3.5 million. As part of the transaction, Mandalay also will pay the next $6,000,000 of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in the silver contained at the Broken Hill mine for $55.0 million in cash. Coeur originally purchased this interest from Perilya Broken Hill, Ltd. in September 2005 for $36.9 million. As a result of this transaction, the Company realized a gain on the sale of approximately $25.5 million, net of income taxes in 2009.
     The following table details selected financial information included in the income from discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended			Three months ended
	September 30, 2010			September 30, 2009
	Cerro	Broken			Broken
	Bayo	Hill		Cerro Bayo	Hill
	Mine	Mine	Total	Mine	Mine	Total
Sales of metals	$—	$—	$—	$42	$63	$105

Productions costs applicable to sales	—	—	—	—	49	49
Depreciation and depletion	(112)	—	(112)	(1,055)	51	(1,004)
Care and maintenance expense	(472)	—	(472)	(2,092)	—	(2,092)
Other operating expenses	(3)	—	(3)	(460)	—	(460)
Interest and other income	336	—	336	—	—	—
Income tax benefit (expense)	—	—	—	569	(170)	399
Gain on sale of discontinued operations, net of taxes	882	—	882	—	22,411	22,411

Income (loss) from discontinued operations	$631	$—	$631	$(2,996)	$22,404	$19,408

	Nine months ended			Nine months ended
	Septmeber 30, 2010			September 30, 2009
	Cerro	Broken		Cerro	Broken
	Bayo	Hill		Bayo	Hill
	Mine	Mine	Total	Mine	Mine	Total
Sales of metals	$—	$—	$—	$1,673	$10,420	$12,093

Productions costs applicable to sales	—	—	—	(1,211)	(1,650)	(2,861)
Depreciation and depletion	(2,194)	—	(2,194)	(3,184)	(1,568)	(4,752)
Care and maintenance expense	(2,350)	—	(2,350)	(5,986)	—	(5,986)
Other operating expenses	(19)	—	(19)	—	—	—
Interest and other income	(145)	—	(145)	1,011	—	1,011
Income tax benefit (expense)	(1,321)	—	(1,321)	1,205	(2,161)	(956)
Gain (loss) on sale of discontinued operations, net of taxes	(2,095)	—	(2,095)	—	22,411	22,411

Income (loss) from discontinued operations	$(8,124)	$—	$(8,124)	$(6,492)	$27,452	$20,960

NOTE 5 — INVESTMENTS AND OTHER MARKETABLE SECURITIES
     The Company classifies its short-term investments as available-for-sale securities. The securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. There were no short-term investments on hand as of December 31, 2009. The following is a summary of available-for-sale securities as of September 30, 2010 (in thousands):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Available-For-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
Equity securities	$4,867	$—	$164	$5,031

	$4,867	$—	$164	$5,031

NOTE 6 — METAL AND OTHER INVENTORIES
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Concentrate and doré inventory	$66,866	$39,487
Supplies	29,359	28,225

Metal and other inventory	$96,225	$67,712

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$713	$1,133
Building improvements	500,778	384,107
Machinery and equipment	240,254	227,524
Capitalized leases for machinery, equipment and buildings	63,240	55,652

	804,985	668,416
Accumulated depreciation and amortization	(145,145)	(129,379)

	$659,840	$539,037

NOTE 8 — MINING PROPERTIES

September 30, 2010			San
(In thousands)	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington	Other	Total
Operational mining properties:	$126,487	$97,435	$67,328	$10,000	$—	$312,363	$—	$613,613
Accumulated depletion	(17,694)	(97,435)	(8,911)	(9,983)	—	(3,186)	—	(137,209)

	108,793	—	58,417	17	—	309,177	—	476,404
Mineral interest (A)	1,657,188	—	26,643	—	44,033	—	—	1,727,864
Accumulated depletion	(53,970)	—	(3,518)	—	(6,337)	—	—	(63,825)

	1,603,218	—	23,125	—	37,696	—	—	1,664,039
Non-producing and developmental properties(B)	—	—	—	—	—	—	143	143

Total mining properties	$1,712,011	$—	$81,542	$17	$37,696	$309,177	$143	$2,140,586

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

December 31, 2009			San				Cerro
(In thousands)	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington	Bayo	Other	Total
Operational mining properties:	$113,167	$97,435	$67,327	$10,000	$—	$—	$43,554	$—	$331,483
Accumulated depletion	(7,232)	(97,435)	(5,793)	(8,968)	—	—	(25,679)	—	(145,107)

	105,935	—	61,534	1,032	—	—	17,875	—	186,376

Mineral interest(A)	1,657,188		26,642	—	44,033	—	—	—	1,727,863
Accumulated depletion	(24,171)		(2,284)	—	(4,897)	—	—	—	(31,352)

	1,633,017	—	24,358	—	39,136	—	—	—	1,696,511
Non-producing and developmental properties(B)	—	—	—	—	—	357,027	—	142	357,169

Total mining properties	$1,738,952	$—	$85,892	$1,032	$39,136	$357,027	$17,875	$142	$2,240,056

(A)	Balance represents acquisition cost of mineral interest

(B)	Upon Kensington moving into production in July 2010, a portion of development properties has been reclassified to property, plant and equipment
Operational Mining Properties
     Palmarejo Mine: Palmarejo is located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine commenced commercial production in April 2009.
     San Bartolomé Mine: The San Bartolomé mine is a surface silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé mine are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state-owned mining company, (“Comibol”). The Company commenced commercial production in June 2008.
     Rochester Mine: The Company has conducted operations at the Rochester mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester’s primary product is silver with gold produced as a by-product. The Company is working towards a potential restart of active mining at the Rochester Mine. In furtherance of that, the company has completed a feasibility study and in October 2010, received a key permitting decision record for the Bureau of Land Management to support the resumption of active mining operations.
     Kensington Mine: The Kensington mine is an underground gold mine located outside of Juneau, Alaska. Commercial production commenced on July 3, 2010. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods.
     Martha Mine: The Martha mine is an underground silver and gold mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. In July 2002, Coeur commenced shipment of ore from the Martha mine to the Cerro Bayo facility for processing. In December 2007, the Company completed a 240 tonne per day flotation mill, which produces a flotation concentrate.
Mineral Interests
     Endeavor Mine: The Endeavor mine is an underground silver and base metal operation located in North Central New South Wales, Australia. On May 23, 2005, CDE Australia Pty Ltd (“CDE Australia”), a wholly-owned subsidiary of Coeur, acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $44.0 million, including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are developed. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.
     On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until the later of such time as CDE Australia had received approximately 2 million cumulative ounces of silver from the mine or June 2007. In addition, the silver price-sharing threshold increased to $7.00 per ounce from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce thresholds and therefore, CDE Australia has since been subject to the silver price sharing provision. CDE Australia has received approximately 2.9 million payable ounces to-date and the current ore reserve contains approximately 9.8 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.
NOTE 9 — LONG-TERM DEBT AND ROYALTY OBLIGATION

	September 30,		December 31,
	2010		2009
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$—	$42,669	$—	$125,323
1.25% Convertible Senior Notes due January 2024	1,859	—	—	22,232
Senior Term Notes due December 31, 2012	33,333	41,667	—	—
Capital lease obligations	13,564	20,785	11,102	19,204
Kensington Term Facility	8,645	37,459	—	15,464
Bank loans	10,252	4,241	4,301	3,174

	$67,653	$146,821	$15,403	$185,397

3.25% Convertible Senior Notes due 2028
     As of September 30, 2010, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $42.7 million net of debt discount. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Each holder of the notes may require that the Company repurchase some or all of such holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
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
     During the nine months ended September 30, 2010, $99.7 million of the 3.25% Convertible Notes due 2028 were repurchased in exchange for 6.5 million shares of the Company’s common stock. The Company recognized a loss on the repurchase of $8.6 million in Gain (loss) on debt extinguishments. There were no repurchases or exchanges in the third quarter of 2010.
     The fair value of the notes outstanding, as determined by market transactions at September 30, 2010 and December 31, 2009, was $46.2 million and $131.3 million, respectively. The carrying value of the equity component at September 30, 2010 and December 31, 2009 was $10.9 million and $33.4 million, respectively.
     For the three and nine months ended September 30, 2010, interest expense was $0.4 million and $2.0 million, respectively, and accretion of the debt discount was $0.5 million and $2.5 million, respectively. The debt discount remaining at September 30, 2010 was $6.0 million which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%, as a result of adopting the new accounting standard.
     During the three and nine months ended September 30, 2009, interest expense was $1.2 million and $4.6 million, respectively, and accretion of the debt discount was $1.5 million and $5.6 million, respectively.
1.25% Convertible Senior Notes due 2024
     As of September 30, 2010, the Company had outstanding $1.9 million of its 1.25% Convertible Senior Notes due 2024. The remaining notes are convertible into shares of common stock at the option of the holder on each of January 15, 2011, January 15, 2014, and January 15, 2019, unless previously redeemed, at an initial conversion price of $76.00 per share, subject to adjustment in certain circumstances.
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
     During the nine months ended September 30, 2010, $20.4 million of the 1.25% convertible senior notes due 2024 were repurchased in exchange for 1.2 million shares of the Company’s common stock which reduced the principal amount of the notes to $1.9 million as of September 30, 2010. The Company recognized a loss on the repurchase of $1.7 million in Gain (loss) on debt extinguishments. There were no repurchases or exchanges in the third quarter of 2010.
     The fair value of the notes outstanding, as determined by market transactions on September 30, 2010 and December 31, 2009, was $1.8 million and $22.8 million, respectively.
     Interest on the notes for the three and nine months ended September 30, 2010 was insignificant. Interest on the notes for the three and nine months ended September 30, 2009 was $0.3 million and $1.3 million, respectively.
Senior Term Notes due December 31, 2012
     On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued 297,455 shares of its common stock valued at $4.2 million as financing costs. The principal of the notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes is 6.5%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. The Company elected to pay the September 30, 2010 payment all in cash. For the three and nine months ended September 30, 2010, the Company paid $8.3 million and $25.0 million, respectively, in principal and $1.4 million and $3.9 million, respectively, in interest. For the nine months ended September 30, 2010 the Company issued 1,060,413 shares of its common stock in connection with the quarterly payments. The effective interest rate for the nine months ended September 30, 2010 was approximately 10.5%, which includes losses of $0.8 million and $2.4 million, for the three and nine months ended September 30, 2010, respectively, in connection with the quarterly debt payments. The loss is recorded in Gain (loss) on debt extinguishments.
Kensington Term Facility
     On October 27, 2009 the Company entered into a term facility with Credit Suisse under which Credit Suisse agreed to provide Coeur Alaska, a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Kensington gold mine in Alaska. The Company began drawing down the facility during the fourth quarter of 2009. Beginning February 2012, Coeur Alaska will repay the loan in 16 equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility is secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur. Coeur has guaranteed the payment of all amounts owed by Coeur Alaska to Credit Suisse under the Kensington facility.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     As of September 30, 2010, the Company had $46.1 million outstanding under the Kensington facility bearing interest at 5.3% (three month LIBOR rate plus 5% margin). The Company is subject to a tangible net worth covenant, and Coeur Alaska is subject to the following covenants: (i) borrower tangible net worth; (ii) debt to equity ratio; (iii) debt service coverage ratio; and (iv) maximum production cost. Events of default under the Kensington term facility include (i) cross-default of other indebtedness; (ii) material adverse event; (iii) loss of or failure to obtain applicable permits; and (iv) failure to achieve final completion date.
     As a condition of the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. Collars protecting 122,500 ounces of gold were outstanding at September 30, 2010. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.
Bank Loans
     On March 3, 2010, the Company’s wholly owned Mexican subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”) entered into three bank loans in the aggregate amount of approximately $5.2 million with Fideicomiso de Fomento Minero (FIFOMI). These loans are to fund working capital requirements guaranteed by the Company and are secured by certain machinery and equipment. The bank loans bear interest at 13.45% and mature after 36 to 60 months. As of September 30, 2010, Coeur Mexicana had drawn $5.2 million on the three loans.
     On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of September 30, 2010, the outstanding balance was $1.7 million.
     Empresa Minera Manquiri borrowed $2.5 million pursuant to short-term bank loans from Banco de Crédito de Bolivia bearing interest at rates ranging from 4.5% to 5.25% to fund working capital requirements. The short-term borrowings are expected to mature and renew every 60 days.
     On September 1, 2010, Empresa Minera Manquiri borrowed $0.5 million pursuant to a short-term bank loan from Bisa bearing interest at 4% to fund working capital requirements. The short-term loan matures on February 23, 2011.
     On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of September 30, 2010, the outstanding balance was $2.9 million. The bank loan matures on November 17, 2011.
     On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation for $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of September 30, 2010 the outstanding balance was $1.8 million.
Palmarejo Gold Production Royalty Obligation
     On January 21, 2009, the Company’s wholly owned subsidiary, Coeur Mexicana SA de CV, entered into a gold production royalty transaction with Franco-Nevada Corporation under which

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. Coeur Mexicana received total consideration of $78.0 million consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. On September 19, 2010, the warrant was exercised and the related shares were sold for $10.0 million.
     The royalty agreement provides for a minimum obligation to be paid in monthly payments over a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of September 30, 2010, payments had been made on a total of 70,764 ounces of gold with further payments to be made on an additional 329,236 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the three and nine months ended September 30, 2010, the Company paid $11.3 million and $29.8 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.
     The Company used an implicit interest rate of 27.7% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three and nine months ended September 30, 2010, of $5.4 million and $15.4 million, respectively, and $5.2 million and $13.9 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the remaining minimum obligation under the royalty agreement was $81.9 million and $84.8 million, respectively.
     The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 14, Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three and nine months ended September 30, 2010 the Company capitalized interest of $0.7 million and $9.1 million, respectively. For the three and nine months ended September 30, 2009, the Company capitalized interest of $3.2 million and $19.1 million, respectively.
NOTE 10 — RECLAMATION AND MINE CLOSURE
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
     Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Asset retirement obligation — beginning	$26,255	$35,792	$25,112	$34,662
Accretion	590	809	1,729	2,399
Addition and changes in estimates	—	2,972	18	2,972
Settlements	(13)	(203)	(27)	(663)

Asset retirement obligation — September	$26,832	$39,370	$26,832	$39,370

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     In addition, the Company has accrued $1.5 million and $1.7 million as of September 30, 2010 and December 31, 2009, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 11 — INCOME TAXES
     For the three and nine months ended September 30, 2010, the Company reported an income tax benefit (provision) of approximately $(3.2) million and $18.0 million, respectively, compared to an income tax benefit of $13.4 million and $17.1 million for the three and nine months ended September 30, 2009, respectively. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Current:
United States — Alternative minimum tax	$(3)	$(1,533)	$(3)	$(1,772)
United States — Foreign withholding	(490)	(479)	(1,605)	(1,317)
Argentina	(3,505)	(2,912)	(5,646)	(4,244)
Australia	(82)	427	(139)	1,245
Mexico	(40)	(17)	(123)	(66)
Canada	—	—	—	(53)
Bolivia	(6,973)	(1,931)	(9,863)	(5,088)
Deferred:
United States	1,918	7,708	23,911	10,074
Australia	228	75	(354)	(22)
Mexico	5,201	10,031	12,897	21,727
Bolivia	513	2,059	(1,098)	(3,417)

Income tax benefit (provision) from continuing operations	$(3,233)	$13,428	$17,977	$17,067

     The income tax benefit (provision) for the three and nine months ended September 30, 2010 and 2009 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. For the nine months ended September 30, 2010, the Company has recorded a tax provision adjustment of $2.1 million related to prior periods. The Company has U.S. net operating loss carryforwards which expire in 2010 through 2025. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 12 — SHARE-BASED COMPENSATION PLANS
     The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting. Total employee compensation charged to operations and capital projects under these plans was $2.7 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively, and $6.4 million and $6.9 million for the nine months ended September 30, 2010 and 2009, respectively.
     Stock options and stock appreciation rights (“SARs”) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option or SAR award is estimated

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
on the date of grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs are remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the common shares over the exercise price when exercised.
     Restricted stock and restricted stock units (“RSUs”) granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity-based awards and restricted stock unit awards are accounted for as liability-based awards. The values of the RSUs are remeasured at each reporting date. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. RSUs are settled in cash based on the number of vested RSUs multiplied by the current market price of the common shares when vested.
     Performance shares and performance units granted under the Company’s incentive plans are accounted for at fair value. Performance share awards are accounted for as equity-based awards and performance units are accounted for as liability-based awards. Performance shares and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured at each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of a three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when vested.
     The compensation expense recognized in the Company’s consolidated financial statements for the three months ended September 30, 2010 and 2009 for stock based compensation awards was $2.0 million and $1.9 million, respectively, and $4.0 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. The SARs, RSUs and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of September 30, 2010, there was $3.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
     The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at September 30, 2010. Options to purchase 4,089 shares were granted during the three months ended September 30, 2010. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

	Date of Grant			As of September 30,
			SARs and
	Stock		Stock
	Options	SARs	Options	SARs	SARs
	2010	2010	2009	2010	2009
Weighted average fair value of stock options granted and SARs outstanding	$9.96	$10.19	$3.90	$13.91	$15.58
Expected volatility	73.0%	73.7%	70.8%	76.3%	74.9%
Expected life	6.0 years	6.0 years	6.0 years	5.0 years	5.3 years
Risk-free interest rate	2.0%	2.7%	2.1%	1.3%	2.3%
Expected dividend yield	—	—	—	—	—

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
     The following table summarizes stock option and SAR activity for the nine months ended September 30, 2010:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2009	392,678	$23.48	112,471	$10.00
Granted	4,089	15.30	151,287	15.40
Exercised	(25,257)	9.88	(16,639)	10.00
Cancelled/forfeited	(36,823)	23.31	(16,556)	11.17

Outstanding at September 30, 2010	334,687	$24.43	230,563	$13.46

     Options to purchase 229,157 shares were exercisable at September 30, 2010 at a weighted average exercise price of $29.39. SARs for the purchase of 20,855 shares were exercisable at September 30, 2010 at a weighted average exercise price of $10.00.

As of September 30, 2010, there was $0.9 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.4 years.
The following table summarizes restricted stock and RSU activity for the nine months ended September 30, 2010:

	Restricted Stock		Restricted Stock Units
		Weighted		Weighted
	Numbers of	Average Grant	Number of	Average
	Shares	Date Fair Value	Units	Fair Value
Outstanding at December 31, 2009	134,389	$15.95	67,485	$18.06
Granted	2,363	15.30	91,378	15.40
Vested	(57,926)	21.90	(22,500)	15.24
Cancelled/forfeited	(14,203)	12.43	(9,947)	15.76

Outstanding at September 30, 2010	64,623	$11.37	126,416	$19.92

     As of September 30, 2010, there was $0.8 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.5 years.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following table summarizes performance shares and performance unit activity for the nine months ended September 30, 2010:

	Performance Shares		Performance Units
		Weighted		Weighted
	Numbers of	Average Grant	Number of	Average
	Shares	Date Fair Value	Units	Fair Value
Outstanding at December 31, 2009	136,298	$16.59	67,485	$27.53
Granted	2,363	18.65	91,378	19.94
Cancelled/forfeited	(37,833)	17.53	(13,840)	20.12

Outstanding at September 30, 2010	100,828	$16.29	145,023	$25.19

     As of September 30, 2010, there was $1.4 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 2.0 years.
NOTE 13 — DEFINED CONTRIBUTION AND 401(k)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.3 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.
401(k) Plan
     The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended September 30, 2010 and 2009 were $0.2 million and $0.1 million, respectively. Total plan expenses for the nine months ended September 30, 2010 and 2009 were $0.6 million and $0.4 million, respectively.
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 9, Long-Term Debt and Royalty Obligation, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2010, a total of 329,236 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at September 30, 2010 and December 31, 2009 was a liability of $124.9 million and $78.0 million, respectively. The Franco-Nevada warrant was a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfied certain completion tests stipulated in the agreement. During the three months ended September 30, 2010, the Company exercised these warrants and received the related shares, which were sold for net proceeds to the Company of $10.0 million. The

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Franco-Nevada warrant was considered a derivative instrument. The fair value of the warrant at December 31, 2009 was $6.3 million. These derivative instruments are recorded in prepaid expenses and other and current or non-current portion of royalty obligation on the balance sheet and are adjusted to fair value through current earnings. During the three months ended September 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $15.2 million and a gain of $1.1 million, respectively and for the same period in 2009, a loss of $31.0 million and a gain of $1.3 million, respectively. During the nine months ended September 30, 2010, mark-to-market adjustments for the embedded derivative amounted to a loss of $46.8 million and a gain of $3.5 million, respectively, and for the same period in 2009, a loss of $49.2 million and a gain of $3.3 million, respectively. For the three and nine months ended September 30, 2010, realized losses on settlement of the liabilities were $4.8 million and $11.6 million respectively. For the three and nine months ended September 30, 2009, realized losses on settlements of liabilities were $0.9 million and $1.0 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
     The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At September 30, 2010, the Company had MXP foreign exchange contracts of $20.7 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.07 MXP to each U.S. dollar and had a fair value of $0.4 million at September 30, 2010. The Company recorded mark-to-market gains (losses) of $0.3 million and $(0.04) million for the three months ended September 30, 2010 and 2009, respectively, which is reflected in fair value adjustments, net and $(0.9) million and $(3.3) million for the nine months ended September 30, 2010 and 2009, respectively, which is reflected in the consolidated statement of operations in Fair value adjustments, net. The Company recorded realized gains of $0.4 million and $0.3 million in Production costs applicable to sales during the three months ended September 30, 2010 and 2009, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.
Gold Lease Facility
     On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the lease facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company.
     On July 16, 2010 the Company and MIC entered into an Amendment No. 4 to the Second Amended and Restated Collateral Agreement to increase the availability under the facility. Under the amended agreement, the maximum amount the Company may lease under the facility, aggregated with lease fees, is $49.5 million. In addition, the amended agreement provides for a customary commitment fee. The Company agreed to secure its obligations under the facility with up to $29.7 million of collateral consisting of silver and gold inventory held at a specified refiner. The amendment also required the Company to lease at least an additional 10,000 ounces of gold within 30 days, which occurred on July 23, 2010.
     The collateral agreement contains usual and customary covenants and agreements, including limitations on the Company’s ability to sell or grant liens in the collateral, as well as covenants as to cooperation, payment of charges and protection of security.
     As of September 30, 2010, the Company had 25,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on scheduled delivery dates in the fourth quarter of 2010. As of September 30, 2010, the Company is required to pledge certain metal inventory held by a refiner as collateral under the facility. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
          As of September 30, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 4.7% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $32.6 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of September 30, 2010 was $32.7 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $32.6 million. Mark-to market adjustments for the gold lease facility amounted to a loss of $2.1 million and a loss of $2.9 million, respectively, for the three months ended September 30, 2010 and 2009 and $2.8 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded realized losses of nil for the three months ended September 30, 2010 and 2009 and $2.0 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Concentrate Sales Contracts
          The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in prepaid expenses and other) or derivative liabilities (in accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2010, the Company had outstanding provisionally priced sales of $25.0 million, consisting of 0.8 million ounces of silver and 8,219 ounces of gold, which had a fair value of $26.7 million including the embedded derivative. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative.
Commodity Derivatives
          During 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At September 30, 2010, these contracts have expired.
          During the nine months ended September 30, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $0.5 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, included in Fair value adjustments, net.
          During the three and nine months ended September 30, 2009, the Company recorded realized gains of $0.4 million and $0.6 million, respectively, included in Fair value adjustments, net.
          In connection with the Kensington Term Facility described in Note 9, Long-Term Debt and Royalty Obligation, Kensington Term Facility, at September 30, 2010, the Company had written outstanding call options requiring it to deliver 122,500 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the strike price. At September 30, 2010, the Company had outstanding put options allowing it to sell 122,500 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of September 30, 2010, the fair market value of these contracts was a net liability of $7.7 million. During the three months ended September 30, 2010, 2,500 ounces of gold call options at a weighted average strike price of $1,688.50 per ounce expired resulting in a realized gain of $0.2 million and 2,500 ounces of gold put options at a weighted average strike price of $862.50 per ounce expired resulting in a realized loss of $0.2 million.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     During the third quarter of 2010, the Company purchased a forward gold contract of 10,000 ounces at a fixed price of $1,183.97. The contract expired in October 2010. During the three and nine months ended September 30, 2010, the company recorded an unrealized gain of $1.2 million. As of September 30, 2010, the fair value of this contract was a net asset of $1.2 million.
     As of September 30, 2010, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2010	2011	2012	Thereafter
Palmarejo gold production royalty	$5,899	$24,027	$24,865	$107,281
Average gold price in excess of minimum contractual deduction	$471.90	$480.51	$497.27	$495.01
Notional ounces	12,501	50,004	50,004	216,727

Mexican peso forward purchase contracts	7,500	13,200	—	—
Average rate (MXP/$)	$13.54	$12.80	$—	$—
Mexican peso notional amount	101,520	168,976	—	—

Gold lease forward purchase contracts	$24,690	$—	$—	$—
Average gold forward price	$986.44	$—	$—	$—
Notional ounces	25,029	—	—	—

Silver ounces received from Mandalay	$—	$764	$1,535	$—
Average silver forward price	$—	$18.33	$18.42	$—
Notional ounces	—	41,667	83,333	—

Gold forward contracts	$11,840	$—	$—	$—
Average gold forward price	$1,183.97	$—	$—	$—
Notional ounces	10,000	—	—	—

Silver concentrate sales agreements	$14,727	$—	$—	$—
Average silver price	$19.31	$—	$—	$—
Notional ounces	762,509	—	—	—

Gold concentrates sales agreements	$10,255	$—	$—	$—
Average gold price	$1,247.78	$—	$—	$—
Notional ounces	8,219	—	—	—

Gold put options purchased	$180	$3,240	$2,880	$2,520
Average gold strike price	$862.50	$862.50	$862.50	$862.50
Notional ounces	2,500	45,000	40,000	35,000

Gold call options sold	$180	$3,240	$2,880	$2,520
Average gold strike price	$1,688.50	$1,688.50	$1,688.50	$1,688.50
Notional ounces	2,500	45,000	40,000	35,000

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The following summarizes the classification of the fair value of the derivative instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
					Current	Non-current
	Prepaid	Other non-	Accrued	Other long-	portion of	portion of
	expenses and	current	liabilities and	term	royalty	royalty
	other	assets	other	liabilities	obligation	obligation
Gold lease facility	$—	$—	$32,626	$—	$—	$—
Gold forward contract	1,238	—	—	—	—	—
Silver ounces receivable from Mandalay Resources	452	2,254	—	—	—	—
Forward foreign exchange contracts	613	—	191	—	—	—
Palmarejo gold production royalty	—	—	—	—	23,021	101,834
Put and call options, net	—	—	774	6,885	—	—
Concentrate sales contracts	1,767	—	1	—	—	—

	$4,070	$2,254	$33,592	$6,885	$23,021	$101,834

	As of December 31, 2009
			Current	Non-current
	Prepaid	Accrued	portion of	portion of
	expenses and	liabilities and	royalty	royalty
	other	other	obligation	obligation
Gold lease facility	$—	$28,506	$—	$—
Forward foreign exchange contracts	1,490	155	—	—
Palmarejo gold production royalty	—	—	12,174	65,839
Franco-Nevada warrant	6,339	—	—	—
Put and call options, net	121	964	—	—
Concentrate sales contracts	624	580	—	—

	$8,574	$30,205	$12,174	$65,839

     The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gold lease facility	$(2,079)	$(2,921)	$(2,839)	$(4,504)
Forward foreign exchange contracts	279	(39)	(913)	(3,338)
Forward gold contract	1,238	—	1,238	—
Silver ounces receivable	447	—	447	—
Palmarejo gold royalty	(15,168)	(30,969)	(46,841)	(49,179)
Franco-Nevada warrant	1,118	1,306	3,451	3,254
Put and call options	381	(2,942)	(4,706)	(1,980)

	$(13,784)	$(35,565)	$(50,163)	$(55,747)

     In the three months ended September 30, 2010 and 2009, the Company recorded realized gains (losses) of $(5.3) million, $(0.2) million, respectively, in Fair value adjustments, net and a gain of $0.4 million and

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
$0.3 million, respectively, in production costs applicable to sales related to forward foreign exchange contracts. During the nine months ended September 30, 2010 and 2009, the Company recorded realized gains (losses) of $(15.7) million and $6.5 million in Fair value adjustments, net respectively, and gains of $0.9 million and $0.9 million in production costs applicable to sales related to forward foreign exchange contracts. Included in realized gains of $6.5 million in the nine months ended 2009, is a $6.6 million realized gain related to a senior secured floating note warrant and conversion option.
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
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
     The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at its Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at its San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 1, 2010 to October 31, 2010. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. The Company was a party to a labor agreement with Sindicato de Trabajadores de Compañía Minera Cerro Bayo Ltd. At its Cerro Bayo mine in Chile. In connection with the sale of Cerro Bayo which closed on August 9, 2010, our obligation under the agreement at Cerro Bayo terminated. As of September 30, 2010, approximately 19% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
     In September 2005, the Company established a one-time termination benefit program at the Rochester mine as the mine approached what at the time was believed to be the end of its anticipated mine life. Employees were required to render service until they were terminated in order to be eligible for benefits. The workforce had been reduced by approximately 85% by the end of 2008, while the remaining employees were expected to stay on for residual leaching and reclamation activities. As of September 30, 2010, the total amount of employee benefits expected to be incurred under this plan is approximately $5.2 million. The Company has paid $3.9 million to employees previously terminated under the program and expects to pay $1.3 million to the remaining employees upon their termination at the end of residual leaching and reclamation activities. The liability is recognized ratably over the minimum future service period. The amounts accrued for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$752	$533	$589	$445
Accruals	53	16	216	104
Payments	—	—	—	—

Ending balance	$805	$549	$805	$549

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The Company does not have a written severance plan for any of its foreign operations including those in Argentina, Bolivia and Mexico. However, laws in these jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for statutory termination benefits in these locations of approximately $4.2 million as of September 30, 2010.
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
NOTE 16 — SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and doré to credit-worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has six trading counterparties (Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities) and the sales of metals to these companies amounted to approximately 83% and 81% of total metal sales for the nine months ended September 30, 2010 and 2009, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company refines and markets its precious metals, doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, China and the United States (Peñoles, Valcambi, Nyrstar, China National Gold and Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 17% and 19% of total metal sales for the nine months ended September 30, 2010 and 2009, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to make up for the loss of any smelter.
NOTE 17 — SEGMENT REPORTING
     Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, the Chief Financial Officer, the Senior Vice President of Operations and the President of South American Operations.
     The operating segments are managed separately because each segment represents a distinct use of Company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester and Endeavor mining properties. As of August 9, 2010, the Company completed the sale of its 100% interest in Compañía Minera Cerro Bayo and as of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note 4). All operating segments are engaged in the discovery or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates or refined precious metals. The Martha mine

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. The Kensington mine sells precious metal concentrates, typically under long-term contracts, to smelters in China. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
     Revenues from silver sales were $73.3 million and $68.1 million in the three months ended September 30, 2010 and 2009, respectively, and $206.6 million and $164.7 million for the nine months ended September 30, 2010 and 2009, respectively. Revenues from gold sales were $45.3 million and $22.2 million in the three months ended September 30, 2010 and 2009, respectively, and $101.3 million and $36.8 million for the nine months ended September 30, 2010 and 2009, respectively.
     Financial information relating to the Company’s segments is as follows (in thousands):

			San
Three months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
September 30, 2010	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$61,459	$5,828	$30,009	$11,028	$1,720	$8,520	$—	$118,564

Productions costs applicable to sales	31,340	2,770	12,902	5,284	685	7,421	—	60,402
Depreciation and depletion	22,490	445	4,943	2,244	330	7,220	129	37,801
Exploration expense	1,282	123	1	1,437	—	438	559	3,840
Other operating expenses	1	152	—	—	—	170	5,722	6,045
Interest and other income	381	—	(244)	(747)	—	(28)	—	(638)
Interest expense	(5,558)	—	(92)	(247)	—	(899)	(3,155)	(9,951)
Loss on debt extinguishment	—	—	—	—	—	—	(806)	(806)
Fair market adjustments, net	(18,850)	—	—	—	—	(142)	(115)	(19,107)
Income tax benefit (expense)	5,200	—	(6,461)	(3,504)	—	(7)	1,539	(3,233)

Income (loss) from continuing operations	(12,481)	2,338	5,366	(2,435)	705	(7,805)	(8,947)	(23,259)
Loss from discontinued operations, net of income taxes	—	—	—	—	—	—	(251)	(251)
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	—	—	882	882

Net income (loss)	$(12,481)	$2,338	$5,366	$(2,435)	$705	$(7,805)	$(8,316)	$(22,628)

Segment assets (A)	$2,126,953	$30,786	$276,150	$22,130	$39,316	$499,958	$17,646	$3,012,939
Capital expenditures (B)	$15,809	$139	$806	$—	$—	$20,022	$7	$36,783

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

			San
Three months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
September 30, 2009	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$32,757	$9,283	$31,533	$15,165	$1,567	$—	$—	$90,305

Productions costs applicable to sales	23,417	5,366	25,214	5,123	573	—	—	$59,693
Depreciation and depletion	19,948	464	5,191	1,595	264	—	129	$27,591
Exploration expense	502	—	15	940	—	87	818	$2,362
Other operating expenses	157	112	—	—	—	(1)	4,512	$4,780
Interest and other income	(594)	—	(349)	(560)	—	(4)	262	$(1,245)
Interest expense	(5,637)	—	(12)	(31)	—	(2)	(406)	$(6,088)
Loss on debt extinguishment	—	—	—	—	—	—	(2,947)	$(2,947)
Fair market adjustments, net	(30,537)	—	—	—	—	—	(5,181)	$(35,718)
Income tax benefit (expense)	(11,868)	—	128	(2,913)	—	12	28,069	$13,428

Income (loss) from continuing operations	(59,903)	3,341	880	4,003	730	(80)	14,338	$(36,691)
Loss from discontinued operations net of income taxes	—	—	—		—	—	(3,003)	$(3,003)
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	—	—	22,411	$22,411

Net income (loss)	$(59,903)	$3,341	$880	$4,003	$730	$(80)	$33,746	$(17,283)

Segment assets (A)	$2,119,350	$34,863	$280,038	$37,100	$40,390	$370,053	$13,044	$2,894,838
Capital expenditures (B)	$42,253	$5	$1,441	$334	$—	$10,041	$296	$54,370

			San
Nine months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
September 30, 2010	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$151,907	$28,995	$75,876	$35,235	$7,338	$8,520	$—	$307,871

Productions costs applicable to sales	92,107	14,154	37,645	16,742	2,726	7,421	—	170,795
Depreciation and depletion	63,574	1,368	14,152	7,348	1,440	7,220	401	95,503
Exploration expense	3,069	164	1	3,852	—	680	1,755	9,521
Other operating expenses	352	925	—	—	—	170	19,125	20,572
Interest and other income	642	1	(388)	(3,697)	—	(28)	745	(2,725)
Interest expense	(16,426)	—	(255)	(302)	—	(899)	(3,520)	(21,402)
Loss on debt extinguishment	—	—	—	—	—	—	(12,714)	(12,714)
Fair market adjustments, net	(55,029)	—	—	—	—	(6,694)	(4,158)	(65,881)
Income tax benefit (expense)	12,897	—	(10,962)	(5,677)	—	(7)	21,726	17,977

Income (loss) from continuing operations	(65,111)	12,385	12,473	(2,383)	3,172	(14,599)	(19,202)	(73,265)
Loss from discontinued operations net of income taxes	—	—	—	—	—	—	(6,029)	(6,029)
Loss on sales of discontinued operations, net of taxes	—	—	—	—	—	—	(2,095)	(2,095)

Net income (loss)	$(65,111)	$12,385	$12,473	$(2,383)	$3,172	$(14,599)	$(27,326)	$(81,389)

Segment assets (A)	$2,126,953	$30,786	$276,150	$22,130	$39,316	$499,958	$17,646	$3,012,939
Capital expenditures (B)	$43,128	$226	$2,677	$3	$—	$83,119	$286	$129,439

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

			San
Nine months ended	Palmarejo	Rochester	Bartolomé	Martha	Endeavor	Kensington
September 30, 2009	Mine	Mine	Mine	Mine	Mine	Project	Other	Total
Sales of metals	$47,006	$29,146	$87,108	$34,060	$4,211	$—	$—	$201,531

Productions costs applicable to sales	37,087	16,312	62,792	15,682	1,390	—	—	$133,263
Depreciation and depletion	32,328	1,391	15,138	4,080	945	—	400	$54,282
Exploration expense	4,082	—	31	2,092	—	141	2,286	$8,632
Other operating expenses	837	569	—	—	—	39	16,488	$17,933
Interest and other income	(121)	103	1,114	(1,854)	—	(4)	1,584	$822
Interest expense	(7,903)	—	(73)	(401)	—	(16)	(3,654)	$(12,047)
Gain on debt extinguishment	—	—	—	—	—	—	35,430	$35,430
Unrealized (losses) on derivatives and other	(46,884)	—	—	—	—	—	(2,385)	$(49,269)
Fair market adjustments, net								$—
Income tax benefit (expense)	21,219	—	(8,505)	(4,609)	—	12	8,950	$17,067

Income (loss) from continuing operations	(61,017)	10,977	1,683	5,342	1,876	(188)	20,751	(20,576)
Loss from discontinued operations							(1,451)	$(1,451)
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	—	—	22,411	$22,411

Net income (loss)	$(61,017)	$10,977	$1,683	$5,342	$1,876	$(188)	$41,711	$384

Segment assets (A)	$2,119,350	$34,863	$280,038	$37,100	$40,390	$370,053	$13,044	$2,894,838
Capital expenditures (B)	$139,945	$277	$9,683	$1,121	$—	$22,633	$1,190	$174,849

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

	As of September 30,
	2010	2009
Assets
Total assets for reportable segments	$3,012,939	$2,894,838
Assets of discontinued operations	—	44,657
Cash and cash equivalents	27,792	45,603
Short-term investments	5,031	—
Other assets	79,251	74,661

Total consolidated assets	$3,125,013	$3,059,759

Geographic Information

	As of September 30,
	2010	2009
Long Lived Assets:
United States	$485,067	$374,743
Mexico	2,037,027	2,056,275
Bolivia	237,251	252,036
Australia	37,696	39,462
Argentina	3,223	15,220
Chile	19	30,487
Other countries	143	144

Total	$2,800,426	$2,768,367

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
United States	$14,348	$9,283	$37,515	$29,146
Mexico	61,459	32,757	151,907	47,006
Bolivia	30,009	31,533	75,876	87,108
Australia	1,720	1,567	7,338	4,211
Argentina	11,028	15,165	35,235	34,060

Total	$118,564	$90,305	$307,871	$201,531

NOTE 18 — LITIGATION AND OTHER EVENTS
Idaho, Colorado, Maine and Washington Sites Related to Callahan Mining Corporation
     During 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation.
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
     By letter dated February 25, 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it found credible evidence supporting a conclusion that Callahan is a potentially liable person for a release of a hazardous substance at the Van Stone mine located approximately 21 miles northeast of Colville, Washington. The rights and liabilities of a “potentially liable person” are described under

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Washington law. The Department of Ecology alleges that Callahan sold the property in 1990. This is prior to Coeur’s acquisition of Callahan, and therefore Coeur has no knowledge of the facts and circumstances surrounding Washington’s allegations. The Company did not make decisions with respect to generation, transport or disposal of hazardous waste at this location. If Callahan might have liability, it has no substantial assets with which to satisfy it. To date no claim has been made for any cleanup costs against Callahan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other publicly available information.
     This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources could differ materially from those projected in the forward-looking statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include; (i) the risk factors set forth below under Part II, Item 1A and the risk factors set forth under Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather and geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes resulting from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
     MD&A includes references to total cash operating costs and cash costs per ounce of silver and gold produced, both on an individual mine basis and on a consolidated basis. Total cash operating costs per ounce and cash costs per ounce are measurements that management uses to monitor and evaluate the performance of its mining operations and are not measurements calculated under U.S. GAAP. A reconciliation of total cash operating costs and cash costs per ounce to production expenses, which is calculated under U.S. GAAP, is also provided in the section titled “Operating Statistics” herein and should be referred to when reading the total cash costs per ounce measurement.
Introduction to the Company
     The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first nine months of 2010. The Kensington mine, the Company’s newest operating mine, began processing ore on June 24, 2010 and began commercial production July 3, 2010. The Company sold its Cerro Bayo mine in Chile in August 2010. Coeur is an Idaho corporation incorporated in 1928.
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
     Overview of Performance
Production
     In the third quarter of 2010, the Company’s total silver production decreased 0.9 million ounces to 4.3 million ounces as compared to 5.2 million ounces in the comparable period in 2009. The decrease is primarily due to lower production from San Bartolomé, due to continued mining restrictions above the 4,400 meter level, and lower production from the Martha mine, offset in part by significantly increased production from the Palmarejo mine. The Company’s total gold production in the third quarter of 2010 increased 18,559, or 64.1%, to 47,514 ounces, as compared to 28,955 ounces in the comparable period in 2009. The increase was driven by the Palmarejo mine which operated at full capacity during the third quarter of 2010 and the Kensington mine which commenced commercial operations on July 3, 2010.
Metal Prices
     Sales of metal increased $28.3 million, or 31.3%, to $118.6 million in the third quarter of 2010, compared to $90.3 million in the third quarter of 2009, primarily due to the significant rise in gold production from the Palmarejo mine and from substantially higher average realized silver and gold prices. Similarly, sales of metal increased $106.3 million, or 52.8%, during the first nine months of 2010 to $307.9 million, as compared to $201.5 million in the comparable period of 2009. The Company’s average realized silver and gold prices during the third quarter were $18.87 per ounce and $1,228.51 per ounce, respectively, representing increases of 30.0% and 28.9% respectively, over last year’s third quarter. Silver production contributed 73.3% of the Company’s total metal sales during the third quarter, compared to 68.1% during the third quarter of 2009.
Earnings
     The Company reported operating income of $10.5 million and $11.5 million for the three months and nine months, respectively, ended September 30, 2010. The Company reported a net loss of $22.6 million, or $0.25 per share, for the three months ended September 30, 2010 and a net loss of $81.4 million, or $0.94 per share, for the nine months ended September 30, 2010. The net losses reflect $19.1 million and $65.9 million, respectively, of non-cash fair value adjustments, driven primarily by higher gold prices which increased the estimated future liabilities related to the Franco-Nevada royalty obligation, gold lease facility and put and call options.
     In comparison, the Company had operating losses of $4.1 million and $12.6 million during the three months and nine months, respectively, ended September 30, 2009. The Company reported a net loss of $17.3 million, or $0.23 per share, for the three months ended September 30, 2009 and net income of $0.4 million, or $0.01 per share, for the nine months ended September 30, 2009. The operating losses reported in the comparable periods of 2009 reflected lower realized silver and gold prices and higher operating costs at the Palmarejo mine as the mine was transitioning into full-scale production.
     The Company recognized $12.7 million of losses on debt extinguishments during the nine months ended September 30, 2010 for the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock compared to a gain of $35.4 million during the nine months ended September 30, 2009. The increase in the loss is primarily due to variations in the fair market value of the Company’s bond prices. There were no debt exchanges in the third quarter of 2010.
     Increases in interest expense during the three and nine months ended September 30, 2010 as compared to the same periods in 2009, are primarily due to a decrease in capitalized interest related to placing the Kensington mine into service on July 3, 2010, thereby decreasing capitalized interest in 2010 coupled with new borrowings related to the Kensington Term Facility and the Senior Term Notes due December 31, 2012.
Other Highlights
     In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:
•
The average price of silver (Handy & Harman) and gold (London Final) for the nine months ended September 30, 2010 was $18.12 and $1,177.85 per ounce, respectively compared to $13.73 and $930.60 per ounce, respectively, for the nine months ended September 30, 2009. The market price of silver and gold on November 1, 2010 was $24.66 per ounce and $1,354.50 per ounce, respectively.

•
The Company owns 100% of Coeur Mexicana, S.A. de C.V., a Mexican company that operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré on April 16, 2009. During the three months ended September 30, 2010 Palmarejo produced 1.5 million ounces of silver and 29,823 ounces of gold, representing increases of 41% and 49%, respectively, over the prior quarter.

•
The Company owns 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights to the San Bartolomé mine, a surface silver mine in Bolivia where commercial production commenced in June 2008. San Bartolomé produced 1.8 million ounces of silver during the third quarter of 2010, consistent with the second quarter of 2010, while cash operating costs decreased 9.4% to $7.05 per silver ounce. In March 2010, San Bartolomé began mining higher grade material located in the Huacajchi deposit above the 4,400 meter level under its agreement with the Cooperative Reserva Fiscal. The Huacajchi was confirmed to be excluded from an October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. See discussion under Operating Highlights and Statistics, South American Operations, San Bartolomé Mine for further details.

•
The Company owns 100% of Coeur Alaska, Inc., which owns the Kensington property, located north of Juneau, Alaska, The Kensington mine began processing ore on June 24, 2010 and which began commercial production July 3, 2010. Kensington produced 15,155 ounces of gold during the third quarter of 2010, and the mine is expected to ramp up production for the remainder of the year.

•
The Company owns 100% of Coeur Rochester, Inc., which has operated the Rochester mine, a silver and gold surface mine located in northwestern Nevada, since 1986. The active mining of ore at the Rochester mine ceased in 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations. In addition, the Company recently completed a feasibility study regarding the continuation of mining operations at its Rochester mine. This expansion would increase average annual production to 2.4 million ounces of silver and 35,000 ounces of gold. In October 2010 the Company received a key permitting decision record from the Bureau of Land Management (BLM) to support the resumption of active mining operations. Rochester produced 419,433 ounces of silver and 1,935 ounces of gold in the third quarter of 2010.

•
The Company owns 100% of Coeur Argentina S.R.L., an Argentine company that owns and operates the underground high-grade silver and gold Martha mine in Santa Cruz, Argentina. During the third quarter of 2010, Martha produced 510,685 ounces of silver and 601 ounces of gold.

     Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been discovered.
Operating Highlights and Statistics
South American Operations
San Bartolomé Mine:
     Silver production for the third quarter of 2010 was 1.8 million ounces of silver, which was consistent with the second quarter of 2010 and approximately 15.0% lower compared to the third quarter of 2009. Total cash operating costs per ounce during the third quarter of 2010 were $7.05 and total cash costs per ounce, including royalties and taxes, were $7.83, compared to $7.78 and $8.32, respectively, in the second quarter of 2010 and $7.63 and $11.17, respectively, during the third quarter of 2009. Despite a decrease in tons milled, silver ore grades rose 14% higher and recovery rates increased 5% to offset this reduced throughput, as compared to the second quarter of 2010.
     Silver production for the first nine months of 2010 was 4.7 million ounces of silver compared to 6.1 million ounces in the nine months ended September 30, 2009. Cash operating costs per ounce in the nine months ended September 30, 2010 were $7.99 and total cash costs per ounce were $8.69, compared to $7.24 and $9.98, respectively, in the nine months ended September 30, 2009. Lower production and higher cash operating costs per ounce in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were due to the temporary suspension of mining above the 4,400 meter level of the Cerro Rico Mountain which was mandated in October 2009 as discussed below.
     On October 14, 2009, the Bolivian state-owned mining organization COMIBOL, announced a temporary suspension of mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico Mountain are undertaken. Cerro Rico Mountain is a historic mining area that has been the subject of centuries of unregulated underground mining by numerous groups and individuals. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company has told COMIBOL that it will temporarily adjust its mine plan to confine its activities to the ore deposits below 4,400 meters above sea level. In March 2010, San Bartolomé began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under its agreement with the Cooperative Reserva Fiscal, although restrictions on mining above the 4,400 meter level continue. The Huacajchi deposit was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. Access to the Huacajchi deposit and its higher grade material is having beneficial effect on production and cost at the mine. Other mining areas above the 4,400 meter level continue to be suspended. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives. It is uncertain at this time how long the suspension will remain in place.
Martha Mine:
     Silver production decreased 56.7% to 510,685 ounces in the third quarter of 2010 compared to 1.2 million ounces in the third quarter of 2009. Total cash operating costs per ounce in the third quarter of 2010 were $9.86 and total cash costs per ounce, including royalties and taxes, were $11.04, as compared to $5.54 and $6.02, respectively, during the third quarter of 2009. The decrease in silver production was primarily due to a 55.0% decrease in tons milled.
     Silver production was 1.4 million ounces in the nine months ended September 30, 2010 compared to 2.7 million ounces in the nine months ended September 30, 2009. Total cash operating costs per ounce in the nine months ending September 30, 2010 was $10.96 and total cash costs, including royalties and taxes, were $11.74, compared to $6.22 and $6.68, respectively, during the nine months ended September 30, 2009. The decrease in silver production and increase in total cash costs per ounce was primarily due to the 48.7% decrease in tons milled.
North American Operations
Palmarejo Mine:
     Production during the third quarter of 2010 was 1.5 million ounces of silver and 29,823 ounces of gold representing increases of 18.1% and 22.8%, respectively, compared to the third quarter of 2009. Cash operating costs and total cash costs during the third quarter decreased by 98.3% to $0.15 per ounce compared to the third quarter of 2009. The increase in production levels are primarily due to a 25.7% increase in silver ore grades, and 33.3% increase in gold ore grades as compared to last year’s third quarter.
     Silver production at the Palmarejo mine during the nine months ended September 30, 2010 was 3.9 million ounces and gold production was 72,350, compared to 1.9 million ounces of silver and 34,019 ounces of gold in the nine months ended September 30, 2009. Cash operating costs and total cash costs per ounce were $4.85 compared to $12.13 in the nine months ended September 30, 2009. The increase in production and decrease in cash costs per ounce were primarily attributed to a 90.0% increase in tons milled, an 8.7% increase in silver recoveries and a 2.8% increase in gold recoveries as compared to the same period last year which was a partial year of operating activities.
Rochester Mine:
     Production was 419,433 ounces of silver and 1,935 ounces of gold during the third quarter of 2010 compared to 528,637 ounces of silver and 3,097 ounces of gold in the third quarter of 2009. Production was lower due to continued leach down of the ore on leach pad along with the lack of incremental ore production. Total cash operating costs per ounce in the third quarter of 2010 were $5.10 and total cash costs per ounce, including production taxes, were $5.82 in the third quarter of 2010 as compared to total cash operating costs per ounce of $2.77 and total cash costs per ounce of $3.67 in the third quarter of 2009. The increase in total cash cost per ounce was primarily due to a decrease in production as described above.

     Production at the Rochester mine in the nine months ended September 30, 2010, was 1.5 million ounces of silver and 7,241 ounces of gold, compared to 1.5 million ounces of silver and 9,146 ounces of gold in the nine months ended September 30, 2009. Cash operating costs per ounce were $2.93 and total cash costs which include production taxes were $3.55, compared to $2.69 and $3.32, respectively, in the nine months ending September 30, 2009. The increase in cash costs per ounce was primarily due to a decrease in production due to continued leach down of ore on the leach pad along with a lack of incremental ore production.
     The Company is working towards a potential restart of active mining at the Rochester mine in 2011. In furtherance of that, the Company has completed a feasibility study and in October 2010 received a key permitting decision record from the Bureau of Land Management (BLM) to support the resumption of active mining operation.
Australia Operations
Endeavor Mine:
     Silver production at the Endeavor mine in the third quarter of 2010 was 102,053 ounces compared to 102,973 ounces in the third quarter of 2009. Total cash costs per ounce of silver produced were $10.32 in the third quarter of 2010 compared to $7.09 in the third quarter of 2009. The increase in total cash cost per ounce was primarily due to the price participation component terms of the transaction, in accordance with the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd, a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
     Silver production in the nine months ended September 30, 2010 was 0.4 million ounces compared to 0.4 million ounces in the nine months ended September 30, 2009. The increase in silver production was due to an 8.5% increase in tons milled and an increase of 34.6% in ore grades compared to the nine months ended September 30, 2009. Total cash costs per ounce were $8.56 in the nine months ended September 30, 2010 compared to $5.96 in the nine months ended September 30, 2009. The increase in total cash costs per ounce was primarily due to the price participation component terms described above.
     As of September 30, 2010, CDE Australia Pty Ltd had recovered approximately 58% of the transaction consideration consisting of 2.9 million payable ounces, or 15% of the 20 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce maximum.
Operating Statistics from Continuing Operations
     The following table presents information by mine and consolidated sales information for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Silver Operations:
Palmarejo
Tons milled	405,742	410,137	1,321,017	695,232
Ore grade/Ag oz	5.33	4.24	4.11	4.08
Ore grade/Au oz	0.08	0.06	0.06	0.06
Recovery/Ag oz	69.6%	73.4%	71.4%	65.7%
Recovery/Au oz	94.4%	94.3%	91.4%	88.9%
Silver production ounces	1,506,742	1,275,904	3,877,972	1,863,620
Gold production ounces	29,823	24,289	72,350	34,019
Cash operating costs/oz	$0.15	$8.76	$4.85	$12.13
Cash cost/oz	$0.15	$8.76	$4.85	$12.13
Total production cost/oz	$15.08	$24.41	$21.24	$29.48
San Bartolomé
Tons milled	360,605	431,218	1,100,619	1,147,935
Ore grade/Ag oz	5.70	5.36	4.89	6.05
Recovery/Ag oz	87.2%	91.3%	87.2%	88.5%
Silver production ounces	1,794,617	2,111,313	4,697,685	6,141,223
Cash operating costs/oz	$7.05	$7.63	$7.99	$7.24
Cash cost/oz	$7.83	$11.17	$8.69	$9.98
Total production cost/oz	$10.58	$13.63	$11.70	$12.45
Martha
Tons milled	12,790	28,431	42,786	83,344
Ore grade/Ag oz	42.42	42.56	37.36	34.30
Ore grade/Au oz	0.05	0.06	0.04	0.05
Recovery/Ag oz	96.3%	97.4%	89.9%	94.2%
Recovery/Au oz	93.6%	93.0%	88.0%	87.9%
Silver production ounces	510,685	1,178,088	1,425,796	2,693,993
Gold production ounces	601	1,569	1,675	3,376
Cash operating costs/oz	$9.86	$5.54	$10.96	$6.22
Cash cost/oz	$11.04	$6.02	$11.74	$6.68
Total production cost/oz	$16.98	$7.48	$17.24	$8.19
Rochester (A)
Silver production ounces	419,433	528,037	1,474,686	1,541,441
Gold production ounces	1,935	3,097	7,241	9,146
Cash operating costs/oz	$5.10	$2.77	$2.93	$2.69
Cash cost/oz	$5.82	$3.67	$3.55	$3.32
Total production cost/oz	$7.01	$4.58	$4.62	$4.29
Endeavor
Tons milled	188,198	130,319	464,379	428,162
Ore grade/Ag oz	1.45	1.76	2.14	1.59
Recovery/Ag oz	37.3%	45.0%	44.9%	54.1%
Silver production ounces	102,053	102,973	445,752	367,492
Cash operating costs/oz	$10.32	$7.09	$8.56	$5.96
Cash cost/oz	$10.32	$7.09	$8.56	$5.96
Total production cost/oz	$13.55	$9.66	$11.79	$8.53
Gold Operation:
Kensington(B)
Tons milled	90,254	—	90,254	—
Ore grade/AU oz	0.19	—	0.19	—
Rocovery/AU oz	87.7%	—	87.7%	—
Gold production ounces	15,155	—	15,155	—
Cash operating costs/oz	$1,199.20	$—	$1,199.20	$—
Cash cost/oz	$1,199.20	$—	$1,199.20	$—
Total production cost/oz	$1,675.56	$—	$1,675.56	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
CONSOLIDATED PRODUCTION TOTALS(C)
Total Silver ounces	4,333,530	5,196,315	11,921,891	12,607,769
Total Gold ounces	47,514	28,955	96,421	46,541
Silver Operations:(D)
Cash operating costs per oz/silver	$4.87	$6.93	$6.72	$7.15
Cash cost per oz/silver	$5.40	$8.57	$7.17	$8.66
Total production cost/oz	$12.62	$13.88	$14.59	$12.94
Gold Operation:(E)
Cash operating costs/oz	$1,199.20	$—	$1,199.20	$—
Cash cost/oz	$1,199.20	$—	$1,199.20	$—
Total production cost/oz	$1,675.56	$—	$1,675.56	$—
CONSOLIDATED SALES TOTALS (F)
Silver ounces sold	3,861,696	4,667,423	11,547,775	12,156,493
Gold ounces sold	37,507	23,027	86,890	38,968
Realized price per silver ounce	$18.87	$14.52	$18.12	$13.72
Realized price per gold ounce	$1,228.51	$952.86	$1,177.31	$945.03

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

(B)	Kensington achieved commercial production on July 3, 2010.

(C)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(D)	Amount includes by-product gold credits deducted in computing cash costs per ounce.

(E)	Amounts reflect Kensington per ounce statistics only.

(F)
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
September 30, 2010

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Kensington	Total
Production of silver (ounces)	1,506,742	1,794,617	510,685	419,433	102,053	—	4,333,530
Production of gold (ounces)						15,155	15,155
Cash operating cost per Ag ounce	$0.15	$7.05	$9.86	$5.10	$10.32		$4.87
Cash costs per Ag ounce	$0.15	$7.83	$11.04	$5.82	$10.32		$5.40
Cash operating cost per Au ounce						$1,199.20	$1,199.20
Cash cost per Au ounce						$1,199.20	$1,199.20

Total Operating Cost (Non-U.S. GAAP)	$227	$12,651	$5,039	$2,140	$1,053	$18,174	$39,284
Royalties	—	1,396	601	—	—	—	1,997
Production taxes	—	—	—	304	—	—	304

Total Cash Costs (Non-U.S. GAAP)	227	14,047	5,640	2,444	1,053	18,174	41,585
Add/Subtract:
Third party smelting costs	—	—	(995)	—	(354)	(1,618)	(2,967)
By-product credit	36,538	—	734	2,361	—	—	39,633
Other adjustments	—	—	914	53	—	—	967
Change in inventory	(5,423)	(1,146)	(1,009)	(2,088)	(15)	(9,135)	(18,816)
Depreciation, depletion and amortization	22,491	4,943	2,119	446	330	7,219	37,548

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$53,833	$17,844	$7,403	$3,216	$1,014	$14,640	$97,950

Nine months ended
September 30, 2010

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Kensington	Total
Production of silver (ounces)	3,877,972	4,697,685	1,425,796	1,474,686	445,752	—	11,921,891
Production of gold (ounces)						15,155	15,155
Cash operating cost per Ag ounce	$4.85	$7.99	$10.96	$2.93	$8.56		$6.72
Cash costs per Ag ounce	$4.85	$8.69	$11.74	$3.55	$8.56		$7.17
Cash operating cost per Au ounce						$1,199.20	$1,199.20
Cash cost per Au ounce						$1,199.20	$1,199.20

Total Operating Cost (Non-U.S. GAAP)	$18,799	$37,520	$15,624	$4,315	$3,817	$18,174	$98,249
Royalties	—	3,287	1,107	—	—		4,394
Production taxes	—	—	—	912	—		912

Total Cash Costs (Non-U.S. GAAP)	18,799	40,807	16,731	5,227	3,817	18,174	103,555
Add/Subtract:
Third party smelting costs	—	—	(2,821)	—	(964)	(1,618)	(5,403)
By-product credit	85,429	—	1,971	8,480	—	—	95,880
Other adjustments	—	—	1,173	216	—	—	1,389
Change in inventory	(12,120)	(3,162)	(312)	230	(127)	(9,135)	(24,626)
Depreciation, depletion and amortization	63,574	14,152	6,673	1,368	1,440	7,219	94,426

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$155,682	$51,797	$23,415	$15,521	$4,166	$14,640	$265,221

Three months ended
September 30, 2009

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	1,275,904	2,111,313	1,178,088	528,037	102,973	5,196,315
Cash operating cost per ounce	$8.76	$7.63	$5.54	$2.77	$7.09	$6.93
Cash costs per ounce	$8.76	$11.17	$6.02	$3.67	$7.09	$8.57

Total Operating Cost (Non-U.S. GAAP)	$11,174	$16,118	$6,525	$1,461	$730	$36,008
Royalties	—	7,474	562	—	—	8,036
Production taxes	—	—	—	475	—	475

Total Cash Costs (Non-U.S. GAAP)	11,174	23,592	7,087	1,936	730	44,519
Add/Subtract:
Third party smelting costs	—	—	(2,221)	—	(225)	(2,446)
By-product credit	23,301	—	1,502	2,956	—	27,759
Other adjustments	20	—	469	16	—	505
Change in inventory	(11,078)	1,765	(1,714)	558	55	(10,414)
Depreciation, depletion and amortization	19,948	5,191	1,246	463	265	27,113

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$43,365	$30,548	$6,369	$5,929	$825	$87,036

Nine months ended
September 30, 2009

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Martha	Rochester	Endeavor	Total
Production of silver (ounces)	1,863,620	6,141,223	2,693,993	1,541,441	367,492	12,607,769
Cash operating cost per ounce	$12.13	$7.24	$6.22	$2.69	$5.96	$7.15
Cash costs per ounce	$12.13	$9.98	$6.68	$3.32	$5.96	$8.66

Total Operating Cost (Non-U.S. GAAP)	$22,597	$44,484	$16,748	$4,145	$2,190	$90,164
Royalties	—	16,777	1,253	—	—	18,030
Production taxes	—	—		978	—	978

Total Cash Costs (Non-U.S. GAAP)	22,597	61,261	18,001	5,123	2,190	109,172
Add/Subtract:
Third party smelting costs	—	—	(5,067)	—	(759)	(5,826)
By-product credit	32,402	—	3,157	8,487	—	44,046
Other adjustments	20	8	636	103	—	767
Change in inventory	(17,932)	1,524	(1,046)	2,599	(42)	(14,897)
Depreciation, depletion and amortization	32,328	15,137	3,420	1,391	946	53,222

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$69,415	$77,930	$19,101	$17,703	$2,335	$186,484

Exploration Activity
     During the three and nine months ending September 30, 2010, the Company spent approximately $3.8 million and $9.5 million respectively, on its global exploration program. The majority of this was devoted to exploration at the Company’s Palmarejo, Kensington and Martha properties.
Palmarejo (Mexico)
     The Company spent a total of $2.5 million on exploration at Palmarejo during the three months ended September 30, 2010 to discover new silver and gold mineralization and define new ore reserves.
     This exploration work concentrated primarily on drilling around the Palmarejo mine from both surface and underground platforms. A total of 10,714 meters (35,151 feet) of core drill was completed in the third quarter of 2010 in this program in an effort to discover new mineralization at the mine and expand ore reserves. In addition drilling recommenced in the north end of the long Guadalupe mineral system in the Palmarejo District where a total of 7,110 meters (23,327 feet) of core drill was completed in the third quarter.
Kensington (USA)
     Exploration at Kensington consisted of mapping, sampling, and core drilling in an effort to discover new mineralization and expand ore reserves. The main focus for this drilling was on the Horrible structure, a prominent, gold-bearing quartz vein and vein swarm situated about 650 meters west of the current Kensington mining area. A total of 7,343 feet (2,238 meters) of core drill was completed and a total of $0.4 million was spent on this program in the third quarter. In addition, drilling activities continued in the third quarter on close-spaced definition of areas slated for mining this year and in 2011.
Cerro Bayo (Chile)
     The sale of Cerro Bayo was completed on August 9, 2010.
Martha (Argentina)
     Exploration work at the Martha mine in the third quarter of 2010 consisted of target generation and drill site selection for future testing.
     The Company also conducts exploration in other parts of the Santa Cruz Province in Argentina. In the third quarter of 2010, the Company focused this effort on the Joaquin property, on which the Company has an option to acquire up to a 71% managing interest in a joint venture with Mirasol Resources Ltd. At Joaquin, and other properties, drilling and further reconnaissance to identify new targets commenced in the second quarter of 2010. A total of 6,368 meters (20,892 feet) of core drill were completed. The Company spent a total of $1.4 million in Argentina in the third quarter of 2010 on this and other exploration work in the province.
Rochester (USA)
     Exploration work consisted of mapping, sampling and detailed modeling of ore zones slated for future mining at Rochester. Late in the second quarter, drilling commenced on new targets between the Rochester and Packard mines. A total of $0.1 million was spent on this exploration program and a total of 10,200 feet (3,109 meters) of drilling was completed in the third quarter.
Critical Accounting Policies and Estimates
     Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could affect its results of operations, financial condition and cash flows. Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The information provided herein is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on our business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to ounces recoverable from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long-lived assets; estimates of gold and silver ounces recoverable from ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Notes to the Company’s consolidated financial statements.
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
     Under our concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for a specified future period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights, settlement assays (average of assays exchanged or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded on the balance sheet as a derivative asset in “Prepaid expenses and other assets” or as a derivative liability in “Accrued liabilities and other” and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The product sold, after smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the ultimate product is metal in flotation concentrate. Revenue includes sales of by-product gold from the Company’s silver mining operations.
     The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third-party smelting and refining costs are recorded as a reduction of revenue.
     At September 30, 2010, the Company had outstanding provisionally priced sales of $25.0 million, consisting of 0.8 million ounces of silver and 8,219 ounces of gold, which had a fair value of $26.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $8,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,200. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
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
     We depreciate our property, plant and equipment, mining properties and mine development using the units of production method over the estimated life of the ore body based on our proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because 1) the determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in assessing the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material effect on net income.
     Ore on Leach Pad. The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. In August 2007, the Company terminated mining and crushing operations at the Rochester mine as ore reserves were determined to have been fully mined at then-current market prices. Residual heap leach activities for ore are expected to continue through 2014.
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
     The Company reported a value of ore on leach pad of $20.1 million as of September 30, 2010. Of this amount, $7.4 million is reported as a current asset and $12.7 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of metals contained within the broken ore that are expected to be extracted within 12 months is classified as current and the historical cost of metals contained within the broken ore that are expected to be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
     Estimates of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs are inherently inaccurate since they rely upon laboratory testwork. Testwork evaluates 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is estimated based upon laboratory column tests and experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2010, the Company increased its estimate of silver ounces contained in the heap inventory by 1.2 million ounces. The increase in estimated silver ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. There were no significant changes in estimates related to gold contained in the heap. Consequently, the Company expects to continue its residual heap leach activities through 2014. The ultimate recovery will not be known until leaching operations cease. If our estimate of the ultimate recovery requires adjustment, the affect upon our valuation and upon our income statement would be as follows:

	Positive/Negative			Positive/Negative
	Changes in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%
Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future of cost of production per silver equivalent ounce for increases in recovery rates	$3.34	$2.59	$2.12	$3.95	$3.40	$2.99
Negative impact on future of cost of production per silver equivalent ounce for decreases in recovery rates	$7.92	$13.55	$13.55	$5.81	$7.20	$7.20
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance has been provided for the portion of the Company’s net deferred tax assets which it is more likely than not will not be realized.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2009 are subject to examination. The Company’s practice is to recognize interest or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at September 30, 2010.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Sales of metal from continuing operations in the third quarter of 2010 increased by 31.3% or $28.3 million to $118.6 million. The increase in sales of metal was due to a 62.9% increase in the quantity of gold ounces sold, primarily from the Company’s Palmarejo silver and gold mine and the Kensington gold mine, which began commercial production on July 3, 2010 partially offset by a 17.3% decrease in the quantity of silver ounces sold due to fewer silver ounces sold from San Bartolomé. In the third quarter of 2010, the Company sold 3.9 million ounces of silver and 37,507 ounces of gold compared to 4.7 million ounces of silver and 23,027 ounces of gold for the same period in 2009. Realized silver and gold prices in the third quarter of 2010 increased 30.0% and 28.9%, respectively, over the third quarter 2009. Realized silver and gold prices were $18.87 and $1,228.51 per ounce, respectively, in the third quarter of 2010, compared to $14.52 and $952.86 per ounce, respectively, in the comparable quarter of 2009.
     Included in sales of metals are the by-product sales derived from the sale of gold. During the third quarter of 2010, by-product metal sales totaled $36.8 million compared to $21.9 million in the third quarter of 2009. The increase is due to 7,089 additional ounces of gold sold in the third quarter of 2010 primarily as a result of the sale of 28,471 ounces of gold during the third quarter of 2010 from the Palmarejo mine, as compared to 19,189 ounces during the third quarter of 2009. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future.
     In the third quarter of 2010, the Company produced a total of 4.3 million ounces of silver and 47,514 ounces of gold, compared to 5.2 million ounces of silver and 28,955 ounces of gold in the third quarter of 2009. The decrease in silver production is primarily due to the decrease of 0.7 million ounces at the Martha mine due to a 55% reduction in tons milled, and decreased silver production of 0.3 million ounces at the San Bartolomé mine primarily due to mining restrictions above the 4,400 meter level. The increase in gold production in the third quarter of 2010 compared to the third quarter of 2009 is primarily due to the increase of 5,534 ounces of gold from the Palmarejo mine and 15,155 ounces of gold from the Kensington mine which began commercial production on July 3, 2010.
     While quarterly sales of metal rose 31.3%, production costs applicable to sales of metal in the second quarter of 2010 increased only 1.2% from $59.7 million to $60.4 million in the third quarter of 2009.
     Depreciation and depletion increased by $10.2 million, from $27.6 million to $37.8 million, compared to the third quarter of 2009. The increase is due to depreciation and depletion expense from the Palmarejo mine, which was not in full production during the third quarter of 2009, and the Kensington mine, which commenced commercial production in the third quarter of 2010.
Costs and Expenses
     Administrative and general expenses increased by $1.2 million, from $4.8 million to $6.0 million, as compared to the third quarter of 2009. The increase is due to corporate administrative, legal and other costs.
     Exploration expenses increased to $3.8 million in the third quarter of 2010 compared to $2.4 million in the same period of 2009. The increase is due to increased exploration activity at Kensington.
     Pre-development expenses were $0.1 million during the third quarter of 2010 due to permitting activities at the Rochester mine related to potential resumption of active mining in 2011. There were no pre-development costs in the third quarter of 2009.
Other Income and Expenses
     The Company recognized $0.8 million of losses on debt extinguishments during the third quarter of 2010 related to the payment on the Senior Term Notes due 2012 compared to a loss of $2.9 million during the third quarter of 2009, due to the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock.
     Non-cash fair value adjustments, net in the three months ended September 30, 2010 were $19.1 million compared to $35.7 million in the third quarter of 2009. The decrease was due to fewer required mark-to-market adjustments in the third quarter and a larger adjustment in the estimated Franco-Nevada royalty obligation in the third quarter ended September 30, 2009, due to the use of a lower discount rate for purposes of calculating the mark-to-market adjustments.
     Interest and other income in the third quarter of 2010 increased by $0.6 million to a loss of $0.6 million compared with the third quarter of 2009. The increase was primarily due to a gain of $0.2 million from the sale of the Franco-Nevada shares.
     Interest expense, net of capitalized interest, increased to $10.0 million in the third quarter of 2010 from $6.1 million in the third quarter of 2009. The increase in interest expense was primarily due to a decrease in capitalized interest related to the Kensington mine, which was placed into service on July 3, 2010, thereby decreasing capitalized interest.

Income Taxes
     For the three months ended September 30, 2010, the Company reported an income tax provision of approximately $3.2 million compared to an income tax benefit of $13.4 million in the third quarter of 2009. The following table summarizes the components of the Company’s income tax benefit (provision) for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Current:
United States — Alternative minimum tax	$(3)	$(1,533)
United States — Foreign withholding	(490)	(479)
Argentina	(3,505)	(2,912)
Australia	(82)	427
Mexico	(40)	(17)
Bolivia	(6,973)	(1,931)
Deferred:
United States	1,918	7,708
Australia	228	75
Mexico	5,201	10,031
Bolivia	513	2,059

Income tax benefit (provision)	$(3,233)	$13,428

     During the three months ended September 30, 2010, the Company recognized a current provision in Argentina and Bolivia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. In addition, the Company recognized a net $7.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
     During the three months ended September 30, 2009, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metal prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. Finally, the Company recognized a net $17.8 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico and the U.S.). The Company recognized a $2.1 million deferred tax benefit in Bolivia for inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities.
Results of Discontinued Operations
     In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Pursuant to U.S. GAAP, Cerro Bayo has been reported in discontinued operations for the three month periods ended September 30, 2010 and 2009. Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, Broken Hill has been reported in discontinued operations for the three month period ended September 30, 2009. There was no income (loss) from discontinued operations related to Broken Hill during the three months ended September 30, 2010. Loss from discontinued operations (net of taxes) for the three month period ended September 30, 2010 was $0.9 million, as compared to a gain from discontinued operations (net of taxes) for the three month period ended September 30, 2010 was $0.9 million, as compared to a gain from discontinued operations (net of taxes) for the three month period ended September 30, 2009 of $22.4 million.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended September 30, 2010 and September 30, 2009 (in thousands):

	Three months ended			Three months ended
	September 30, 2010			September 30, 2009
	Cerro			Cerro
	Bayo	Broken		Bayo	Broken
	Mine	Hill	Total	Mine	Hill	Total
Sales of metals	$—	$—	$—	$42	$63	$105

Productions costs applicable to sales	—	—	—	—	49	49
Depreciation and depletion	(112)	—	(112)	(1,055)	51	(1,004)
Care and maintenance expense	(472)	—	(472)	(2,092)	—	(2,092)
Other operating expenses	(3)	—	(3)	(460)	—	(460)
Interest and other income	336	—	336	—	—	—
Income tax benefit (expense)	—	—	—	569	(170)	399
Gain on sale of discontinued operations, net of taxes	882	—	882		22,411	22,411

Income (loss) from discontinued operations	$631	$—	$631	$(2,996)	$22,404	$19,408

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Sales of metal from continuing operations in the nine months ended September 30, 2010 increased by 52.8% or $106.3 million to $307.9 million. The increase in sales of metal was primarily due to a 123.0% increase in the quantity of gold ounces sold due to contributions from the Company’s Palmarejo silver and gold mine, which began commercial production on April 20, 2009, and the Kensington gold mine, which began commercial production on July 3, 2010. During the nine months ended September 30, 2010, the Company sold 11.5 million ounces of silver and 86,890 ounces of gold compared to 12.2 million ounces of silver and 38,968 ounces of gold during the same period in 2009. Realized silver and gold prices were $18.12 and $1,177.31 per ounce, respectively, in the nine months ended September 30, 2010, compared to $13.72 and $945.03 per ounce, respectively, in the comparable quarter of 2009.
     Included in sales of metals are the by-product sales derived from the sale of gold from primarily silver operations. During the nine months ended September 30, 2010, by-product metal sales totaled $92.8 million compared to $36.4 million in the nine months ended September 30, 2009. The increase is due to 40,531 additional ounces of gold sold in the nine months ended September 30, 2010 primarily as a result of the sale of 70,927 ounces of gold during the nine months ended September 30, 2010 from the Palmarejo mine which operated for the entire nine months ended September 30, 2010, as compared to 26,932 ounces during the nine months ended September 30, 2009. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future.
     In the nine months ended September 30, 2010, the Company produced a total of 11.9 million ounces of silver and 96,421 ounces of gold, compared to 12.6 million ounces of silver and 46,541 ounces of gold in the nine months ended September 30, 2009. The increase in silver production is primarily due to the increase of 2.0 million ounces at the Company’s Palmarejo mine, which operated at full capacity during the nine months ended September 30, 2010 offset by a decrease of 1.4 million ounces at the San Bartolomé mine, due to mining restrictions above the 4,400 meter level and a decrease of 1.3 million ounces at the Martha mine due to a 48.7% decrease in tons milled. The increase in gold production in the nine months ended September 30, 2010 compared to the same period of 2009 is primarily due to the increase of 38,331 ounces of gold from the Palmarejo mine, which commenced commercial production in April of 2009 and an increase of 15,155 ounces of gold from the Kensington mine, which commenced commercial production on July 3, 2010.
     While sales of metal increased 52.8% during the first nine months of 2010, production costs applicable to sales of metal in the nine months ended September 30, 2010 increased 28.2% to $170.8 million from $133.3 million in the nine months ended September 30, 2009. The increase in production costs is primarily due to costs related to the commencement of operating activities at the Kensington mine, which was not in production in 2009.
     Depreciation and depletion increased by $41.2 million, from $54.3 million to $95.5 million, as compared to the nine months ended September 30, 2009. The increase is due to depreciation and depletion expense from the Kensington mine, which was not in production in 2009 and higher units of production depletion expense from the Palmarejo mine.
Costs and Expenses
     Administrative and general expenses increased by $1.8 million, from $17.9 million to $19.8 million, as compared to the nine months ended September 30, 2009. The increase is primarily due to corporate administrative costs, legal and other expenses.
     Exploration expenses increased by $0.9 million to $9.5 million in the nine months ended September 30, 2010 compared to $8.6 million in the same period of 2009 as a result of increased exploration activities.
     Pre-development expenses were $0.8 million during the nine months ended September 30, 2010, due to permitting activities, at the Rochester mine related to potential resumption of active mining activities in early 2011. There were no pre-development costs in the nine months ended September 30, 2009.
Other Income and Expenses
     The Company recognized $12.7 million of losses on debt extinguishments during the nine months ended September 30, 2010 from the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock compared to a gain of $35.4 million during the nine months ended September 30, 2009.
     Non-cash fair value adjustments, net in the nine months ended September 30, 2010 were $65.9 million, compared to $49.3 million recorded in the nine months ended September 30, 2009. The increase was due to mark-to-market adjustments driven by variations in gold prices related to the Franco-Nevada royalty obligation as well as similar adjustments with respect to the gold lease facility, put and call options and forward foreign exchange contracts.
     Interest and other income in the nine months ended September 30, 2010 decreased by $3.5 million to a loss of $2.7 million compared with the nine months ended September 30, 2009. The increase was primarily due to losses on foreign exchange transactions.
     Interest expense, net of capitalized interest, increased to $21.4 million in the nine months ended September 30, 2010 from $12.0 million in the nine months ended September 30, 2009. The increase in interest expense was primarily due to a decrease in capitalized interest related to the Kensington mine in addition to the payment of $3.9 million in interest on our Senior Term Notes, which were not outstanding in the nine months ended September 30, 2009, as well as increases in interest expense related to the Kensington Term Facility, accretion expense for the Franco-Nevada obligation, the gold lease facility, capital lease obligations and other short-term borrowings.

Income Taxes
     For the nine months ended September 30, 2010, the Company reported an income tax benefit of approximately $18.0 million compared to an income tax benefit of $17.1 million in the same period of 2009. The following table summarizes the components of the Company’s income tax benefit for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Current:
United States — Alternative minimum tax	$(3)	$(1,772)
United States — Foreign withholding	(1,605)	(1,317)
Argentina	(5,646)	(4,244)
Australia	(139)	1,245
Mexico	(123)	(66)
Canada	—	(53)
Bolivia	(9,863)	(5,088)
Deferred:
United States	23,911	10,074
Australia	(354)	(22)
Mexico	12,897	21,727
Bolivia	(1,098)	(3,417)

Income tax benefit	$17,977	$17,067

     During the nine months ended September 30, 2010, the Company recognized a current provision in Argentina and Bolivia primarily related to higher metals prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $1.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $35.4 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
     During the nine months ended September 30, 2009, the Company recognized a current provision in certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar-denominated liabilities in Mexico and Bolivia. Further, the Company accrued foreign withholding taxes of approximately $1.3 million on inter-company transactions from the U.S. parent to the Argentina, Mexico, Chile and Australia subsidiaries. Finally, the Company recognized a $31.8 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $3.4 million (principally in Bolivia) for inflation adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities.
Results of Discontinued Operations
     In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Pursuant to U.S. GAAP, Cerro Bayo has been reported in discontinued operations for the nine month periods ended September 30, 2010 and 2009. Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, Broken Hill has been reported in discontinued operations for the nine month period ended September 30, 2009. There was no income (loss) from discontinued operations related to Broken Hill during the nine months ended September 30, 2010. Income (loss) from discontinued operations (net of taxes) for the nine month periods ended September 30, 2010 and 2009 was $8.1 million and $21.0 million respectively.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the nine months ended and September 30, 2010 and 2009 (in thousands):

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Cerro			Cerro
	Bayo	Broken		Bayo	Broken
	Mine	Hill	Total	Mine	Hill	Total
Sales of metals	$—	$—	$—	$1,673	$10,420	$12,093

Productions costs applicable to sales	—	—	—	(1,211)	(1,650)	(2,861)
Depreciation and depletion	(2,194)	—	(2,194)	(3,184)	(1,568)	(4,752)
Care and maintenance expense	(2,350)	—	(2,350)	(5,986)	—	(5,986)
Other operating expenses	(19)	—	(19)	—	—	—
Interest and other income	(145)	—	(145)	1,011	—	1,011
Income tax benefit (expense)	(1,321)	—	(1,321)	1,205	(2,161)	(956)
Gain (loss) on sale of discontinued operations, net of taxes	(2,095)	—	(2,095)	—	22,411	22,411

Income (loss) from discontinued operations	$(8,124)	$—	$(8,124)	$(6,492)	$27,452	$20,960

LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
     The Company’s working capital at September 30, 2010, decreased by $14.5 million to a deficit of approximately $17.1 million compared to a deficit of $2.6 million at December 31, 2009. The ratio of current assets to current liabilities was 0.9 to 1.0 at September 30, 2010 and was 1.0 to 1.0 at December 31, 2009. The decrease in working capital is primarily due to a increase in the current portion of capital leases and other debt obligations from $15.4 million at December 31, 2009 to $67.7 million at September 30, 2010. Approximately one-half of the increase in the current portion is attributable to the issuance of Senior Term Notes in February 2010. Other factors contributing to the change in working capital included increases of $18.2 million of accounts receivable and $26.3 million of metal and other inventory, offset by a reduction of $7.9 million of prepaid expenses.
     Net cash provided by operating activities in the three and nine months ended September 30, 2010 was $12.9 million and $36.2 million respectively, compared with net cash provided by operating activities of $28.9 million and $47.0 million in the three and nine month periods ended September 30, 2009. Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$12,939	$28,938	$36,166	$47,023
Changes in operating assets and liabilities:
Receivables and other current assets	4,511	(1,855)	12,136	7,145
Inventories	22,980	10,547	27,888	23,733
Accounts payable and accrued liabilities	(5,704)	(38,658)	8,298	(55,594)

Operating cash flow	$34,726	$(1,028)	$84,488	$22,307

     Net cash used in investing activities in the third quarter of 2010 was $18.4 million, compared to $5.4 million provided by investing activities in the third quarter of 2009. The increase is primarily due to higher capital investment activity at the Kensington mine and lower proceeds from the sale of discontinued operations related to the sale of Broken Hill which occurred in the same quarter of 2009. The Company’s financing activities used $7.9 million of cash during the three months ended September 30, 2010 compared to $13.4 million during the three months ended September 30, 2009. The decrease is primarily due to proceeds from the gold lease facility and short-term bank borrowings partially offset by payments on the gold production royalty, the Senior Term Notes and gold lease facility.
     Net cash used in investing activities in the nine months ended September 30, 2010 was $111.0 million compared to $101.8 million used in the nine months ended September 30, 2009. The increase is primarily due to a decrease in proceeds for discontinued operations related to the sale of Broken Hill in the nine months ended September 30, 2009 offset by lower capital investment activity at the Kensington mine which commenced commercial production on July 3, 2010. The Company’s financing activities provided $79.8 million of cash during the nine months ended September 30, 2010 compared to $79.6 million during the nine months ended September 30, 2009. The $0.2 million increase in net cash provided by financing activities was primarily due to new debt borrowings, substantially but not entirely offset by repayments of outstanding debt.
Liquidity
     As of September 30, 2010, the Company’s cash, equivalents and short-term investments totaled $32.8 million compared to $22.8 million as of December 31, 2009. The increase in cash and cash equivalents of 44% at September 30, 2010 compared to December 31, 2009, was due to increased cash provided by operating activities. The Company believes that its liquidity and projected operating cashflows will be adequate to meet its obligations for at least the next twelve months.
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
Capitalized Expenditures
     During the nine months ended September 30, 2010, capital expenditures totaled $129.4 million. The Company expended $83.1 million at the Kensington mine for construction and development activities, $43.1 million at the Palmarejo mine, related to the completion of the tailings facility, $2.7 million at the San Bartolomé mine related to completion of the tailings facility and $0.5 million at the remaining sites.

Gold Lease Facility
     On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the lease facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company.
     On July 16, 2010 the Company and MIC entered into an Amendment No. 4 to the Second Amended and Restated Collateral Agreement to increase the availability under the facility. Under the amended agreement, the maximum amount the Company may lease under the facility, aggregated with lease fees, is $49.5 million. In addition, the amended agreement provides for a customary commitment fee. The Company agreed to secure its obligations under the facility with up to $29.7 million of collateral consisting of silver and gold inventory held at a specified refiner. The amendment also required the Company to lease at least an additional 10,000 ounces of gold within 30 days, which occurred on July 23, 2010.
     The collateral agreement contains usual and customary covenants and agreements, including limitations on the Company’s ability to sell or grant liens in the collateral, as well as covenants as to cooperation, payment of charges and protection of security.
     As of September 30, 2010, the Company had 25,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on scheduled delivery dates in the fourth quarter of 2010. As of September 30, 2010, the Company is required to pledge certain metal inventory held by a refiner as collateral under the facility. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
     As of September 30, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 4.7% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $32.6 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of September 30, 2010 was $32.7 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $32.6 million. Mark-to market adjustments for the gold lease facility amounted to a loss of $2.1 million and a loss of $2.9 million, respectively, for the three months ended September 30, 2010 and 2009 and $2.8 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded realized losses of nil for the three months ended September 30, 2010 and 2009 and $2.0 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.
Debt and Capital Resources
3.25% Convertible Senior Notes due 2028
     As of September 30, 2010, the outstanding balance of the 3.25% convertible Senior Notes was $48.7 million, or $42.7 million net of debt discount. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.
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
     During the nine months ended September 30, 2010, $99.7 million of the 3.25% Convertible Notes due 2028 were repurchased in exchange for 6.5 million shares of the Company’s common stock. The Company recognized a loss on the repurchase of $8.6 million in Gain (loss) on debt extinguishments. There were no repurchases or exchanges in the third quarter of 2010.
     The fair value of the notes outstanding, as determined by market transactions at September 30, 2010 and December 31, 2009, was $46.2 million and $131.3 million, respectively. The carrying value of the equity component at September 30, 2010 and December 31, 2009 was $10.9 million and $33.4 million, respectively.
     For the three and nine month periods ended September 30, 2010, interest expense was $0.4 million and $2.0 million, respectively, and accretion of the debt discount was $0.5 million and $2.5 million, respectively. The debt discount remaining at September 30, 2010 was $6.0 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%, as a result of adopting the new accounting standard.
     During the three and nine months ended September 30, 2009, interest expense was $1.2 million and $4.6 million, respectively, and accretion of the debt discount was $1.5 million and $5.6 million, respectively.
1.25% Convertible Senior Notes due 2024
     As of September 30, 2010, the Company had outstanding $1.9 million of its 1.25% Convertible Senior Notes due 2024. The remaining notes are convertible into shares of common stock at the option of the holder on each of January 15, 2011, January 14, 2014, and January 15, 2019, unless previously redeemed, at an initial conversion price of $76.00 per share, subject to adjustment in certain circumstances.
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

     During the nine months ended September 30, 2010, $20.4 million of the 1.25% convertible senior notes due 2024 were repurchased in exchange for 1.2 million shares of the Company’s common stock which reduced the principal amount of the notes to $1.9 million as of September 30, 2010. The Company recognized a loss on the repurchase of $1.7 million in Gain (loss) on debt extinguishments. There were no repurchases or exchanges in the third quarter of 2010.
     The fair value of the notes outstanding, as determined by market transactions on September 30, 2010 and December 31, 2009, was $1.8 million and $22.8 million, respectively.
     Interest on the notes for the three and nine month periods ended September 30, 2010 was insignificant. Interest on the notes for the three and nine month periods ended September 30, 2009 was $0.3 million and $1.3 million, respectively.
Senior Term Notes due December 31, 2012
     On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued 297,455 shares of its common stock valued at $4.2 million as financing costs. The principal of the notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes is 6.5%, but the payments for principal and interest due on any payment date are computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. The Company elected to pay the September 30, 2010 payment all in cash. For the three and nine months ended September 30, 2010, the Company paid $8.3 million and $25.0 million, respectively, in principal and $1.4 million and $3.9 million, respectively, in interest. For the nine months ended September 30, 2010 the Company issued 1,060,413 shares of the Company’s common stock in connection with the quarterly payments. The effective interest rate for the nine months ended September 30, 2010 was approximately 10.5%, which includes losses of $0.8 million and $2.4 million, for the three and nine months ended September 30, 2010, respectively, in connection with the quarterly debt payments. The loss is recorded in Gain (loss) on debt extinguishments.
Kensington Term Facility
     On October 27, 2009 the Company entered into a term facility with Credit Suisse under which Credit Suisse agreed to provide Coeur Alaska, a wholly-owned subsidiary of Coeur, a $45 million, five-year term facility to fund the remaining construction at the Company’s Kensington gold mine in Alaska. The Company began drawing down the facility during the fourth quarter of 2009. Beginning February 2012, Coeur Alaska will repay the loan in 16 equal quarterly payments with interest based on a margin over the three-month LIBOR rate. The facility is secured by the mineral rights and infrastructure at Kensington as well as a pledge of the shares of Coeur Alaska owned by Coeur. Coeur has guaranteed the payment of all amounts owed by Coeur Alaska to Credit Suisse under the Kensington facility.
     As of September 30, 2010, the Company has $46.1 million outstanding under the Kensington facility, bearing interest at 5.3% (three month LIBOR rate plus 5% margin). The Company is subject to a tangible net worth covenant, and Coeur Alaska is subject to the following covenants; (i) borrower tangible net worth; (ii) debt to equity ratio; (iii) debt service coverage ratio; and (iv) maximum production cost. Events of default under the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse effect; (iii) loss of or failure to obtain applicable permits; and (iv) failure to achieve final completion date.
     As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 125,000 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero cost collars which consist of a floor price and a ceiling price of gold. The required collars of 125,000 ounces of gold were entered into in November and December 2009. The collars mature quarterly beginning September 2010 and conclude in December 2014. Collars protecting 122,500 ounces of gold were outstanding at September 30, 2010. The weighted average put feature of each collar is $862.50 per ounce and the weighted average call feature of each collar is $1,688.50 per ounce.
Bank Loans
     On March 3, 2010, the Company’s wholly owned Mexican subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”) entered into three bank loans in the aggregate amount of $5.2 million with Fideicomiso de Fomento Minero (FIFOMI). These loans are to fund working capital requirements guaranteed by the Company and are secured by certain machinery and equipment. The bank loans bear interest at 13.45% and mature after 36 to 60 months.
     On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of September 30, 2010, the outstanding balance was $1.7 million.
     Empresa Minera Manquiri borrowed $2.5 million pursuant to short-term bank loans from Banco de Credito de Bolivia bearing interest at rates ranging from 4.5% to 5.25% to fund working capital requirements. The short-term borrowings are expected to mature and renew every 60 days.
     On September 1, 2010, Empresa Minera Manquiri borrowed $0.5 million pursuant to a short-term bank loan from Bisa bearing interest at 4% to fund working capital requirements. The short-term loan matures on February 23, 2011.
     On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of September 30, 2010, the outstanding balance was $2.9 million. The bank loan matures on November 17, 2011.
     On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of September 30, 2010 the outstanding balance was $1.8 million.
Palmarejo Gold Production Royalty Obligation
     On January 21, 2009, the Company’s wholly owned subsidiary, Coeur Mexicana SA de CV, entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. Coeur Mexicana received total consideration of $78.0 million consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. On September 19, 2010, the warrant was exercised and the related shares were sold for $10.0 million.
     The royalty agreement provides for a minimum obligation to be paid in monthly payments over a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of September 30, 2010, payments had been made on a total of 70,764 ounces of gold with further payments to be made on an additional 329,236 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the three and nine months ended September 30, 2010, the Company paid $11.3 million and $29.8 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.

     The Company used an implicit interest rate of 27.7% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three and nine months ended September 30, 2010, of $5.4 million and $15.4 million, respectively, and $5.2 million and $13.9 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the remaining minimum obligation under the royalty agreement was $81.9 million and $84.8 million, respectively.
     The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 14, Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three and nine months ended September 30, 2010 the Company capitalized interest of $0.7 million and $9.1 million, respectively. For the three and nine months ended September 30, 2009, the Company capitalized interest of $3.2 million and $19.1 million, respectively.
Litigation and Other Events
     For a discussion of litigation and other events, see Note 18 to the Company’s Consolidated Financial Statements, Litigation and Other Events.
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
     At September 30, 2010, the Company had outstanding provisionally priced sales of $25.0 million, consisting of 0.8 million ounces of silver and 8,219 ounces of gold, which had a fair value of $26.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $8,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $8,200. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.
     The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Mexico and Argentina, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
     The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At September 30, 2010, the Company had MXP foreign exchange contracts of $20.7 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.07 MXP to each U.S. dollar and had a fair value of $0.4 million at September 30, 2010. The Company recorded mark-to-market gains (losses) of $0.3 million and $(0.04) million for the three months ended September 30, 2010 and 2009, respectively, which is reflected in Fair value adjustments, net and $(0.9) million and $(3.3) million for the nine months ended September 30, 2010 and 2009 respectively, which is reflected in the consolidated statement of operations in fair value adjustments, net. The Company recorded realized gains of $0.4 million and $0.3 million in Production costs applicable to sales during the three months ended September 30, 2010 and 2009, respectively and $0.9 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.
     On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Under the facility, the Company received proceeds of $20 million for the sale of 23,529 ounces of gold leased from MIC to the Company. As of September 30, 2010, the Company had 25,029 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on scheduled delivery dates in the fourth quarter of 2010. As of September 30, 2010 the Company is required to pledge certain metal inventory held by a refiner as collateral under the facility. The Company accounts for the gold lease facility as a derivative instrument, which is recorded on the balance sheet in Accrued liabilities and other.
     As of September 30, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 4.7% and 5.7% discount rate, respectively, the fair value of the Gold Lease facility was a liability of $32.6 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of September 30, 2010 was $32.7 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $32.6 million. Mark-to market adjustments for the gold lease facility amounted to a loss of $2.1 million and a loss of $2.9 million for the three months ended September 30, 2010 and 2009, respectively and $2.8 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. The Company recorded realized losses of nil for the three months ended September 30, 2010 and 2009, and $2.0 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included on the consolidated statement of operations in Fair value adjustments, net.
     During 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. At September 30, 2010, these contracts have expired.
     During the nine months ended September 30, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $0.5 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, included in Fair value adjustments, net.
  During the three and nine months ended September 30, 2009, the Company recorded realized gains of $0.4 million and $0.6 million, respectively, included in Fair value adjustments, net.
     In connection with the Kensington Term Facility described in Note 9, Long-term Debt and Royalty Obligation, Kensington Term Facility, at September 30, 2010, the Company had written outstanding call options requiring it to deliver 122,500 ounces of gold at a weighted average strike price of $1,688.50 per ounce if the market price of gold exceeds the strike price. In addition, at September 30, 2010, the Company had outstanding put options allowing it to sell 122,500 ounces of gold at a weighted average strike price of $862.50 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of September 30, 2010 the fair market value of these contracts was a net liability of $7.7 million. During the three months ended September 30, 2010, 2,500 ounces of gold call options at a weighted average strike price of $1,688.50 per ounce expired resulting in a realized gain $0.2 million, and 2,500 gold put options at a weighted average strike price of $862.50 per ounce expired resulting in a realized loss of $0.2 million.
     During the third quarter of 2010, the Company purchased a gold forward contract of 10,000 ounces at a fixed price of $1,183.97. The contract expired in October 2010. During the three and nine months ended September 30, 2010, the company recorded an unrealized gain of $1.2 million. As of September 30, 2010, the fair value of this contract was a net asset of $1.2 million.
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation that is described in Note 9, Long-Term Debt and Royalty Obligation, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2010, a total of 329,236 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at September 30, 2010 and December 31, 2009 was a liability of $124.9 million and $78.0 million, respectively. The Franco-Nevada warrant was a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfied certain completion tests stipulated in the agreement. During the three months ended September 30, 2010, the Company exercised these warrants and received the related shares, which were sold for net proceeds to the Company of $10.0 million. The Franco-Nevada warrant was considered a derivative instrument. The fair value of the warrant at December 31, 2009 was $6.3 million. These derivative instruments are recorded in prepaid expenses and other and current or non-current portion of royalty obligation on the balance sheet and are adjusted to fair value through current earnings. During the three months ended September 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $15.2 million and a gain of $1.1 million, respectively, and for the same period in 2009, a loss of $31.0 million and a gain of $1.3 million, respectively. During the nine months ended September 30, 2010, mark-to-market adjustments for the embedded derivative and warrant amounted to a loss of $46.8 million and a gain of $3.5 million, respectively, and for the same period in 2009, a loss of $49.2 million and a gain of $3.3 million, respectively. For the three and nine months ended September 30, 2010, realized losses on settlement of the liabilities were $4.8 million and $11.6 million respectively. For the three and nine months ended September 30, 2009, realized losses on settlement of liabilities were $0.9 million and $1.0 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the consolidated statement of operations.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by it in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     The information contained under Note 18 to the consolidated financial statements in this Form 10-Q is incorporated herein by reference.
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

     Silver and gold are commodities. Their prices fluctuate, and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. Because we currently derive approximately 67% of our revenues from continuing operations from sales of silver and 33% from gold, our earnings are primarily related to the price of these metals.
     The market prices of silver (Handy & Harman) and gold (London Final) on November 1, 2010 were $24.66 per ounce and $1,354.50 per ounce, respectively. The prices of silver and gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown.
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
Our business depends on good relations with our employees
     The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of September 30, 2010, unions represented approximately 19% of our worldwide workforce. On that date, the Company had 90 employees at its Martha mine who were working under a collective bargaining agreement. The collective bargaining agreement covering the Martha mine expires October 31, 2010. Additionally, the Company had 174 employees at its San Bartolomé mine working under a labor agreement which became effective October 11, 2007, and does not have a fixed term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Maximum
number (or
approximate
dollar value)
			Total number of	of shares
			shares (or units)	(or units) that
	Total number		purchased as	may yet be
	of shares	Average price	part of publicly	purchased
	(or units)	paid per share	announced plans	under the plans
Period	purchased (1)	(or unit)	or programs	or programs
7/1/10 - 7/31/10	469	$15.05
8/1/10 - 8/31/10
9/1/10 - 9/30/10

Total	469	$15.05	—	$—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

				Maximum
				number (or
				approximate
				dollar value)
			Total number of	of shares
			shares (or units)	(or units) that
	Total number		purchased as	may yet be
	of shares	Average price	part of publicly	purchased
	(or units)	received per	announced plans	under the plans
Period	sold(2)	share (or unit)	or programs	or programs
7/1/10 - 7/31/10(2)
8/1/10 - 8/31/10(2)	11,674	$9.74
9/1/10 - 9/30/10(2)	5,150	$10.00

Total	16,824	$9.82	—	$—

(2)	Exercise of Employee Options
Item 5. Other Information
Mine Safety Disclosures
     In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following mine safety information is provided pursuant to this legislation.
     Two of our mines, the Kensington mine and the Rochester mine, are subject to the Federal Mine Safety and Health Act of 1977 (“FMSHA”). The FMSHA is administered by the Mine Safety and Health Administration (“MSHA”). MSHA proposed the assessments during the third quarter of 2010 of $1,925 against the Kensington mine and $727 against the Rochester mine. Neither the Kensington mine nor the Rochester mine experienced mining-related fatalities during the third quarter of 2010 or received written notice from MSHA pursuant to Section 104(e) of FMSHA of a pattern of violations of mandatory health or safety standards that are of such nature as could significantly and substantially contributed to the cause and effect of health or safety hazards or the potential for such a pattern. We have one legal action pending before the Federal Mine Safety and Health Review Commission involving the Kensington mine or the Rochester mine.
     During the third quarter of 2010, with respect to the Kensington mine, MSHA issued five citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard, issued no orders pursuant to Section 104(d) of FMSHA for unwarrantable failures to comply with mandatory health or safety standards, did not deem any violations as flagrant pursuant to Section 110(b)(2) of FMSHA and issued no imminent danger orders under Section 107(a) of the FMSHA.
     During the third quarter of 2010, with respect to the Rochester mine, MSHA issued no citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard, issued no orders pursuant to Section 104(b) of FMSHA, issued no citation or orders pursuant to Section 104(d) of FMSHA for unwarrantable failures to comply with mandatory health or safety standards, did not deem any violations as flagrant pursuant to Section 110(b)(2) of MSHA and issued no imminent danger orders under Section 107(a) of FMSHA.

Item 6. Exhibits

Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended effective May 26, 2009. (Incorporated herein by reference to Exhibit 3.1 o the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

3.2	Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007. (Incorporated herein by reference to Exhibit 3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Two-Way Metals Lease Agreement, dated December 12, 2008, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.2	Second Amended and Restated Collateral agreement, dated as of August 7, 2009, among the Registrant, CDE Australia Pty Ltd and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.3	Amendment No. 4 to Second Amended and Restated Collateral Agreement, dated as of July 16, 2010, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.4	First Amendment to Second Amended and Restated Employment Agreement, effective August 6, 2010, between the Company and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on August 9, 2010.

10.5	Third Amendment to Restated Employment Agreement, effective August 6, 2010 between the Company and Mitchell J. Krebs.

10.6	Second Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and Donald J. Birak.

10.7	Second Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and Kelli C. Kast.

10.8	Third Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and K. Leon Hardy

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)
Dated November 4, 2010	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated November 4, 2010	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer (Principal Financial Officer) Chief Financial Officer