Form 10-K
period 2010-12-31
COEUR D ALENE MINES CORP
filed 2011-03-01
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8641

COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)

Idaho	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Front Ave., P. O. Box “I” Coeur d’Alene, Idaho (Address of principal executive offices)	83816 (Zip Code)

Registrant’s telephone number, including area code: (208) 667-3511

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange/Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$1,401,781,852
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 25, 2011, 89,517,575 shares of Common Stock, Par Value $0.01

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business

INTRODUCTION

Coeur d’Alene Mines Corporation (referred to separately as “Coeur” and referred to along with its subsidiaries as “it” and “the Company”) is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during 2010. The Kensington mine, the Company’s newest operating mine, began processing ore on June 24, 2010 and began commercial production July 3, 2010. The Company sold its Cerro Bayo mine in Chile in August 2010. Coeur is an Idaho corporation incorporated in 1928.

OVERVIEW OF MINING PROPERTIES AND INTERESTS

The Company’s most significant operating properties and interests are described below:

•	Coeur owns 100% of Empresa Minera Manquiri S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in June 2008. San Bartolomé produced 6.7 million ounces of silver during its second full year of operation in 2010. On October 14, 2009, the Bolivian state-owned mining organization COMIBOL, announced a temporary suspension of mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico Mountain are undertaken. The mine plan has been temporarily adjusted and mining continues on the remainder of the property. In March 2010, San Bartolomé began mining operations in the Huacajchi deposit above the 4,400 meter level under an agreement with the Cooperativa Reserva Fiscal. Although restrictions on mining above the 4,400 meter level continue, the Huacajchi deposit was confirmed to be excluded from the October 2009 resolution restricting mining above the 4,400 meter level of Cerro Rico Mountain. Access to the Huacajchi deposit and its higher grade material is having a beneficial effect on production and costs at the mine. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives. It is uncertain at this time how long the suspension on other areas above the 4,400 meter level will remain in place.

•	Coeur owns 100% of Coeur Mexicana S.A. de C.V., which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine poured its first silver/gold doré on March 30, 2009 and began shipping doré in April 2009. Palmarejo produced 5.9 million ounces of silver and 102,440 gold ounces during its first full year of operation in 2010. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. Royalty payments made beyond the minimum obligation are payable when the market price per ounce of gold is greater than $400.00. The Company also controls other exploration-stage properties in northern Mexico.

•	The Company owns 100% of Coeur Alaska, Inc., which owns the Kensington mine, an underground gold mine located north of Juneau, Alaska. The Kensington mine began processing ore on June 24, 2010 and began commercial production on July 3, 2010. Kensington produced 43,143 ounces of gold during it partial year of operation in 2010.

•	The Company owns 100% of Coeur Rochester, Inc., which has owned and operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. The active mining of ore at the Rochester mine was completed in 2007; however, silver and gold production is expected to continue through 2014 as a result of continuing heap leaching operations. In addition, the Company recently completed a feasibility study regarding the recommencement of mining operations at the Rochester mine. These mining operations are expected to increase average annual production to 2.4 million ounces of silver and 35,000 ounces of gold. In October 2010, the company received a key permitting decision from the

Bureau of Land Management (BLM) supporting the resumption of active mining operations. This decision was appealed to the Interior Board of Land Appeals by a conservation group, however, the decision record stands during the administrative appeal. Work on the construction of a new leach pad and related infrastructure began in the first quarter of 2011 with costs estimated to total $26.8 million in 2011 and $38.0 million over the life of the project. Rochester produced 2.0 million ounces of silver and 9,641 ounces of gold in 2010.

•	Coeur owns, directly or indirectly, 100% of Coeur Argentina S.R.L., which owns and operates the underground silver and gold Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002. The Company carries on an active exploration program at its Martha mine and on its other exploration properties in Santa Cruz, which totals over 544 square miles. During 2010, Martha produced 1.6 million ounces of silver and 1,838 ounces of gold.

•	In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves (up to 20.0 million payable ounces) contained at the Endeavor mine in New South Wales, Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine, which has been in production since 1983. Endeavor produced 566,134 ounces of silver in 2010.

•	In August 2010, the Company sold its subsidiary Compañía Minera Cerro Bayo Ltda. (“Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011 which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver which had an estimated fair value of $5.4 million; and (v) existing value added taxes of $3.5 million. As part of the transaction, Mandalay also will pay $6 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes. Results for the Cerro Bayo mine for the period prior to the sale are reflected in discontinued operations.

•	Effective July 1, 2009, the Company sold its 100% interest in silver contained at the Broken Hill mine in New South Wales, Australia to Perilya Broken Hill Lt. for $55.0 million in cash. Results for the Broken Hill mine for the period prior to the sale are reflected in discontinued operations.

Coeur also has interests in other properties that are subject to silver or gold exploration activities upon which no minable ore reserves have yet been delineated.

SILVER AND GOLD PRICES

The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (as reported by London Gold PM) per ounce during the periods indicated:

	Year Ended December 31,
	2010		2009		2008

	High	Low	High	Low	High	Low

Silver	$30.64	$14.78	$19.28	$10.45	$20.70	$8.81
Gold	$1,421.00	$1,058.00	$1,212.50	$810.00	$1,011.25	$712.50

MARKETING

All of the Company’s mining operations produce silver and gold in doré form except for the Martha Mine, which produces a concentrate that contains both silver and gold, the Kensington Mine, which produces gold concentrate, and the Endeavor Mine which produces a concentrate that contains silver.

The Company markets its refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company currently has seven trading counterparties (International Commodities, JP Morgan, Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 83%, 83% and 66% of total metal sales in 2010, 2009 and 2008, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

The Company refines and markets its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, China, and the United States (Penoles, Valcambi, China National Gold and Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 17%, 17% and 34% of total metal sales for the years ended December 31, 2010, 2009, and 2008, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

HEDGING ACTIVITES

The Company’s strategy is to provide shareholders with leverage to changes in silver and gold prices by selling silver and gold production at market prices. The Company has entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with foreign currencies. For additional information see Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note Q to the consolidated financial statements, Derivative Financial Instruments and Fair Value of Financial Instruments.

GOVERNMENT REGULATION

General

The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although Coeur has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company and its results of operations.

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2010, $27.3 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $1.8 million was accrued as of December 31, 2010. These amounts are included in reclamation and mine closure liabilities on the consolidated balance sheet.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) for cleanup, material expenditures could be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Alaska under the Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s and Alaska’s air pollution statutes implementing the Clean Air Act. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

Proposed Mining Legislation

A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended, under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the Company’s U.S. operations could be adversely affected. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.

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

Foreign Government Regulations

The mining properties of the Company that are located in Argentina are subject to various government laws and regulations pertaining to the protection of the air, surface water, ground water and the environment in general, as well as the health of the work force, labor standards and the socio-economic impacts of mining facilities upon the communities. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Argentina.

Bolivia, where the San Bartolomé mine is located, and Mexico, where the Palmarejo mine is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé and Palmarejo mines.

The Company does not directly hold any interest in mining properties in Australia. However, under the Silver Sale Agreements with CBH Resources Limited (“CBH”), the Company has purchased CBH’s silver reserves and resources in the ground at the Endeavor mine. CBH is responsible for the mining operation and compliance with government regulations and the Company is not responsible for compliance. The Company is however at risk for any production stoppages resulting from non-compliance. CBH’s mining property is subject to a range of state and federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title laws and regulations recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters and may restrict mining and exploration activity and/or result in additional costs. CBH is required to deal with a number of governmental departments in connection with the development and exploitation of its mining property.

The Company is not aware of any substantial non-compliance with applicable laws and regulations to which CBH is subject in Australia.

Maintenance of Claims

Bolivia

The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying owner of all of the mining rights relating to the San Bartolomé mine. COMIBOL’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface sucu or pallaco gravel deposits to several Potosí cooperatives. The cooperatives in turn have subleased their mining rights to Coeur’s subsidiary, Manquiri through a series of “joint venture” contracts. In addition to those agreements with the cooperatives Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see ‘Item 2. Properties — Silver and Gold Mining Properties — Bolivia-San Bartolomé’ below.

Mexico

In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining which belongs to the Ministry of Economy (Secretaría de Economía) of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year evidencing previous calendar year mining works. Generally nominal biannual mining duties are payable in January and July of each year, and failure to pay these duties could lead to cancellation of the concessions. Obligations such as not to withdraw permanent works of fortification and to file technical reports are to be fulfilled upon expiration or cancellation of the concession.

United States

At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law it is necessary to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $140 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. For unpatented claims in Alaska, the Company is required to pay a variable, annual rental fee based on the age of the claim and must perform annual labor or make an annual payment in lieu of annual labor. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local property taxes.

Argentina

Minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing a cateo, which gives exclusive prospecting rights for the requested area for a period of time, generally up to three years. The maximum size of each cateo is 10,000 hectares; a maximum of 20 cateos, or 200,000 hectares, can be held by a single entity (individual or company) in any one province.

The holder of a cateo has exclusive right to establish a Manifestation of Discovery (“MD”) on that cateo, but MDs can also be set without a cateo on any land not covered by someone else’s cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery — up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can later be upgraded to a Mina (mining claim), which gives the holder the right to begin commercial extraction of minerals.

Australia

At the Endeavor mining property in Australia operated by CBH, operations are conducted on designated mining leases issued by the relevant state government mining department. Mining leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, CBH holds a range of exploration titles and permits, which are also issued by the respective state government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs on the leases to maintain title. In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations.

Chile

In Chile, mineral rights are owned by the national government. Mineral concessions are granted by the court with jurisdiction over the land where the requested concession is located. For exploitation concessions (somewhat similar to a U.S. patented claim), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $8.00 per hectare. For exploration concessions, to maintain the right, the annual tax is approximately $1.60 per hectare. An exploration concession is valid for a five-year period. It may be renewed unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession. At the end of 2010, the company held concessions on three properties in Chile, totaling 18 square miles (4,664 hectares).

Condition of Physical Assets and Insurance

The Company business is capital intensive, requiring ongoing capital investment for the replacement, modernization or expansion of equipment and facility. For more information see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ below.

The Company maintains insurance policies against property loss and business interruption and insures against risks that are typical in the operation of its business, in amounts the Company believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See, Item 1A. Risk Factors, below.

EMPLOYEES

The number of full-time employees at the Company as of December 31, 2010 was:

U.S. Corporate Staff and Office	43
Rochester Mine	57
Kensington Mine	178
South American Administrative Offices	20
South American Exploration	9
Martha Mine/Argentina(1)	94
San Bartolomé Mine/Bolivia(1)	297
Palmarejo Mine/Mexico	772
Australia	—
Tanzania	1

Total	1,471

(1)	The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at its Martha mine in Argentina and a labor agreement with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The Martha mine labor agreement is effective from June 12, 2006 to June 30, 2011. The San Bartolomé mine labor agreement, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2010, approximately 17% of the Company’s worldwide labor force was covered by collective bargaining agreements.

EXPLORATION STAGE MINING PROPERTIES

The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia, Mexico and Tanzania. During 2011, the Company expects to invest approximately $20.7 million in exploration and reserve development compared to $18.0 million spent on similar activities in 2010.

BUSINESS STRATEGY

The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders.

SOURCES OF REVENUE

The San Bartolomé mine, Palmarejo mine, Kensington mine, Rochester mine, and Martha mine, each operated by the Company and the Endeavor mine, operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues in 2010. See the Financial Statements, Note T — Segment Reporting, under the heading “Geographical Information”, for revenues attributed to all foreign countries. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years, excluding discontinued operations:

	Coeur Percentage
	Ownership at	Percentage of Total Revenues(2)(3)
	December 31,	For The Years Ended December 31,
Mine/Company	2010	2010	2009	2008	2007	2006

Palmarejo Mine	100%	45%	30%	—%	—%	—%
San Bartolomé Mine	100%	28	38	14	—	—
Kensington Mine	100%	4	—	—	—	—
Rochester Mine	100%	11	15	52	69	72
Martha Mine	100%	10	15	24	26	24
Endeavor Mine(1)	100%	2	2	10	5	4

		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver production. Other constituent metals are owned by a non-affiliated entity.

(2)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.

(3)	Effective August 9, 2010, the Company sold its interest in the Cerro Bayo mine to Mandalay Resources Corporation.

DEFINITIONS

The following sets forth definitions of certain important mining terms used in this report.

“Ag” is the abbreviation for silver.

“Au” is the abbreviation for gold.

“Backfill” is primarily waste sand or rock used to support the roof or walls after removal of ore from a stope.

“By-Product” is a secondary metal or mineral product recovered in the milling process, such as gold.

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

“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note T — Segment Reporting. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes.

“Concentrate” is a very fine powder-like product containing the valuable metal from which most of the waste material in the ore has been eliminated.

“Contained Ounces” represents ounces in the ground before reduction of ounces not able to be recovered by applicable metallurgical process.

“Cutoff Grade” is the minimum metal at which an ore body can be economically mined; used in the calculation of reserves in a given deposit.

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

“Ore” is rock, generally containing metallic or non-metallic minerals, that can be mined and processed at a profit.

“Ore Body” is a sufficiently large amount of ore that can be mined economically.

“Ore Reserve” is the part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

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

AVAILABLE INFORMATION

The Company maintains an internet website at http://www.coeur.com. Coeur makes available, free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4 and 5, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Copies of Coeur’s Corporate Governance Guidelines, charters of the key Committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance) and its Code of Business Conduct and Ethics for Directors, Officers and Employees, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are available at the Company’s website http://www.coeur.com. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors

The following sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. References to “Coeur,” in these risk factors refer to the Company. Additional risks and uncertainties that the Company does not presently know or that the Company currently deem immaterial may also impair its business operations.

The Company’s results of operations and cash flows are highly dependent upon the market prices of silver and gold, which are volatile and beyond its control.

Silver and gold are commodities, and their prices are volatile. During 2010, the price of silver ranged from a low of $14.78 per ounce to a high of $30.64 per ounce, and the price of gold ranged from a low of $1,058 per ounce to a high of $1,421 per ounce. The market prices of silver and gold on February 25, 2011 were $32.95 per ounce and $1,402.50 per ounce, respectively.

Silver and gold prices are affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, recently, have become significant holders of gold and silver. Net inflows of investments into and out of ETFs are amplifying the historical volatility of gold and silver prices.

Because Coeur derives all of its revenues from sales of silver and gold, the Company’s results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A sustained period of declining gold and silver prices would materially and adversely affect the Company’s results of operations and cash flows. Factors that are generally understood to contribute to a decline in the prices of silver and gold include a strengthening of the U.S. dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and a general global economic slowdown.

A substantial decline in gold and silver prices could cause one or more of the Company’s mining properties to become unprofitable, which could require it to record write-downs of long-lived assets that would adversely impact the Company’s results of operations and financial condition.

Established accounting standards for impairment of the value of long-lived assets such as mining properties requires Coeur to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. A significant and sustained decline in silver or gold prices, or the Company’s failure to control production costs or realize the minable ore reserves at its mining properties, could lead the Company to terminate or suspend mining operations at one or more of its properties and require it to write down the carrying value of the Company’s assets. Any such actions would negatively affect Coeur’s results of operations and financial condition.

The Company also may record other types of additional mining property charges in the future if it sells a property for a price less than its carrying value or if it has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any such additional write-downs of mining properties could adversely affect the Company’s results of operations and financial condition.

Coeur is an international company and is exposed to political and social risks in the countries in which it has significant operations or interests.

The Company has significant mining operations outside the United States and is subject to significant risks inherent in resource extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control. These risks include the possible unilateral cancellation or forced re-negotiation of contracts; unfavorable changes in foreign laws and regulations; royalty and tax increases, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which Coeur’s operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company’s rights under local law may not be as secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations and civic groups.

Any of these developments could require the Company to curtail or terminate operations at its mines, incur significant costs to meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, which could materially and adversely affect Coeur’s results of operations, cash flows and financial condition.

The Company’s operations outside the United States also expose it to economic and operational risks.

Coeur’s operations outside the United States also expose it to economic and operational risks. Local economic conditions can cause the Company to experience shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of the Company’s foreign operations could adversely affect Coeur’s ability to operate in an optimal fashion, and may impose greater risks of theft and greater risks as to property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows.

Coeur sells gold and silver doré in U.S. dollars, but conducts the Company’s operations outside the United States in local currency. Currency exchange movements could adversely affect results of operations.

Silver and gold mining involves significant production and operational risks.

Silver and gold mining involves significant production and operational risks, including those related to uncertain mineral exploration success, unexpected geological or mining conditions, the difficulty of development of new deposits, unfavorable climate conditions, equipment or service failures, current unavailability of or delays in installing and commissioning plants and equipment, import or customs delays and other general operating risks. Commencement of mining can reveal mineralization or geologic formations, including higher than expected content of other minerals that can be difficult to separate from silver, which can result in unexpectedly low recovery rates.

Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which could result in the failure to achieve expected target dates for exploration, or could cause production activities to require greater capital expenditure to achieve expected recoveries.

Many of these production and operational risks are beyond the Company’s control. Delays in commencing successful mining activities at new or expanded mines, disruptions in production and low recovery rates could have adverse effects on results of operations, cash flows and financial condition.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company’s operating results may be negatively affected by inaccurate estimates.

The ore reserve figures presented in the Company’s public filings are estimates made by Coeur’s technical personnel and by independent mining consultants contracted by Coeur. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should Coeur encounter mineralization or geologic formations at any of its mines or projects different from those predicted, the Company may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and results of operations, cash flows and financial condition.

Forward sales and royalty arrangements can result in limiting the Company’s ability to take advantage of increased metal prices while increasing its exposure to lower metal prices.

From time to time the Company has entered into financing arrangements under which it has agreed to make royalty or similar payments to lenders in amounts that are based on expected production and price levels for gold or silver. Coeur enters into such arrangements when it concludes that they provide the Company with necessary capital to develop a specific mining property on favorable terms. The impact of royalty or similar payment obligations, however, can limit the Company’s ability to realize the full effect of rising gold or silver prices and require Coeur to make potentially significant cash payments if the mine fails to achieve specified minimum levels.

Coeur’s future operating performance may not generate cash flows sufficient to meet its debt payment obligations.

As of December 31, 2010, the Company had a total of approximately $435.7 million of outstanding indebtedness, which includes $242.3 million for gold production royalty payments due to Franco-Nevada Corporation for royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico. Coeur’s ability to make scheduled debt payments on its outstanding indebtedness will depend on its future results of operations and cash flows. Coeur’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet its obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service its debt, the Company may need to further refinance its debt, dispose of assets or issue equity to obtain the necessary funds. The Company cannot predict whether it will be able to refinance its debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at its existing properties or by acquisition from other mining companies.

Because mines have limited lives based on proven and probable ore reserves, an important element of the Company’s business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. During 2010, Coeur successfully commenced operations at its Kensington gold mine and substantially completed development of its other major mining properties at Palmarejo and San Bartolomé. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon its success in further developing Coeur’s existing properties and developing or acquiring new mining properties. Both strategies are inherently risky, and the Company cannot assure you that it would be able to successfully compete in either the development of its existing or new mining properties or acquisitions of additional mining properties.

While it is Coeur’s practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests that the Company may acquire may not be developed profitably. If profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, the Company may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. Coeur cannot predict the impact of future acquisitions on the price of its business or its common stock or that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may adversely affect the price of the Company’s common stock and negatively affect its results of operations.

Coeur might be unable to raise additional financing necessary to meet capital needs, conduct its business, make payments when due or refinance its debt.

Coeur might need to raise additional funds in order to meet capital needs, implement its business plan, refinance its debt or acquire complementary businesses or products. Any required additional financing might not be available on commercially reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, holders of the Company’s common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of the Company’s common stock.

Mineral exploration and development inherently involves significant and irreducible financial risks. Coeur may suffer from the failure to find and develop profitable mines.

The exploration for and development of mineral deposits involves significant financial risks that even a combination of careful evaluation, experience and knowledge cannot eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, those deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines.

Substantial expenditures are required to establish ore reserves, to extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, volatile metals prices, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources such as water and power, metallurgical recoveries, production rates and capital and operating costs. Development projects also are subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; and mineral prices. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

Significant investment risks and operational costs are associated with the Company’s exploration, development and mining activities. These risks and costs may result in lower economic returns and may adversely affect Coeur’s business.

Coeur’s ability to sustain or increase its present production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

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

As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, the Company’s financial condition and results of operations may be negatively affected.

A significant delay or disruption in the Company’s sales of concentrates as a result of the unexpected discontinuation of purchases by its smelter customers could have a material adverse effect on the Company’s operations.

The Company currently markets its silver and gold doré and concentrates to third-party smelters and refineries in Mexico, Switzerland, China, the United States and Australia. The loss of any one smelter or refinery customer could have a material adverse effect on the Company if alternative smelters and refineries were unavailable. The Company cannot assure you that alternative smelters or refineries would be available if the need for them were to arise, or that the Company would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

Coeur’s silver and gold production may decline in the future, reducing its results of operations and cash flows.

The Company’s silver and gold production, unless the Company is able to develop or acquire new properties, will decline over time due to the exhaustion of reserves and the possible closure of mines in response to declining metals prices or other factors. Identifying promising mining properties is difficult and speculative. Coeur encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than the Company does. Consequently, Coeur may be unable to replace and expand current ore reserves through the acquisition of new mining properties or interests therein on terms that are considered acceptable. As a result,

Coeur’s revenues from the sale of silver and gold may decline, resulting in lower income and reduced growth. The Company cannot assure you that it would be able to replace the production that would be lost due to the exhaustion of reserves and the possible closure of mines.

There are significant hazards associated with the Company’s mining activities, some of which may not be fully covered by insurance.

The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available to the Company or to other companies in the industry. Any liabilities that the Company incurs for these risks and hazards could be significant and could adversely affect results of operation, cash flows and financial condition.

The Company is subject to significant governmental regulations, and related costs and delays may negatively affect its business.

Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. The Company may incur environmental costs that could have a material adverse effect on its financial condition and results of operations. Any failure to remedy an environmental problem could require the Company to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that Coeur has made for such remediation. The potential exposure may be significant and could have a material adverse effect on the Company’s financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that the Company currently or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in the Company’s operations. Coeur cannot assure you that any such law, regulation, enforcement or private claim would not have a negative effect on results of operations, cash flows or financial condition.

Some of the Company’s mining wastes currently are exempt to a limited extent from the extensive set of federal Environmental Protection Agency (“EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, Coeur would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. The owner or operator also may be liable to governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA.

Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada and Alaska. In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. Adoption of these proposals could have a materially adverse effect on the Company’s results of operations and cash flows.

The Company’s ability to obtain necessary government permits to expand operations or begin new operations can be materially affected by third party activists.

Private parties such as environmental activists frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. These third party actions can materially increase the costs and cause delays of the permitting process and could cause the Company to not proceed with the development or expansion of a mine.

Coeur’s operations in Bolivia are subject to political risks.

The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. The Company cannot assure you that its operations at the San Bartolomé mine in Bolivia will not be affected in the current political environment in Bolivia. On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. In March 2010, the San Bartolomé mine began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under an agreement with the Cooperative Reserva Fiscal. Although restriction on mining above the 4,400 meter level continue, the Huacajchi deposit was confirmed to be excluded from the October 2009 resolution. The mine plan adjustment may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the temporary suspension will remain in place. If the restriction is not lifted, the Company may need to write down the carrying value of the asset. It is also unknown if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

The Company’s business depends on good relations with its employees.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect the Company. As of December 31, 2010, unions represented approximately 17% of Coeur’s worldwide workforce. The collective bargaining agreement covering the Martha mine expires on June 30, 2011. Additionally, the Company has a labor agreement at its San Bartolomé mine which became effective October 11, 2007, and does not have a fixed term.

Third parties may dispute the Company’s unpatented mining claims, which could result in the discovery of defective titles and losses affecting Coeur’s business.

The validity of unpatented mining claims, which constitute a significant portion of Coeur’s property holdings in the United States, is often uncertain and may be contested. Although the Company has attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice the Company does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of Coeur’s mining claims could result in litigation, insurance claims and potential losses affecting its business as a whole.

There may be challenges to the title of any of the claims comprising the Palmarejo mine that, if successful, could impair development and operations. A defect could result in the Company losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates.

The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock and may materially and adversely affect the price of its common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the Company’s existing shareholders’ equity ownership. The Company is authorized to issue, without shareholder approval, 10,000,000 shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of the Company’s common stock. Coeur’s Board of Directors has no present intention of issuing any preferred stock, but reserves the right to do so in the future and has reserved for issuance a series of preferred stock in connection with its shareholder rights plan. If the Company issued additional equity securities, the price of its common stock may be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties-

SILVER AND GOLD MINING PROPERTIES

The Company’s operating segments include San Bartolomé (Bolivia), Palmarejo (Mexico), Kensington (Alaska, USA), Rochester (Nevada, USA), Martha (Argentina), and Endeavor (New South Wales, Australia). See ‘Item 1A. Risk Factors,’ related to Coeur’s operations in Bolivia and Note T — Segment Reporting, for information relating to its business segments and its domestic and export sales.

Mexico — Palmarejo

The Palmarejo surface and underground silver and gold mine, and associated milling operation, owned and operated by Coeur Mexican SA de CV (Coeur Mexicana), a wholly-owned subsidiary of the Company since December 21, 2007, is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.

In its first full year of operations in 2010, Palmarejo produced 5.9 million ounces of silver and 102,440 ounces of gold. Cash operating costs per ounce and total cash costs per ounce of silver for 2010 were both $4.10. Metal sales in 2010 from Palmarejo totaled $230.0 million, or 45% of the Company’s total metal sales, compared with $90.6 million and 30% of the Company’s total metal sales in 2009. Sales of gold totaled $119.4 million and sales from silver were $110.6 million. Production costs in 2010 totaled $127.7 million while depreciation and depletion expense was $91.5 million. Total capital expenditures in 2010 were $54.2 million.

The Company’s property position at Palmarejo consists of 32 mining concessions totaling 46.94 square miles (12,158 hectares). Of the total concessions, 29 concessions consisting of 46.75 square miles (12,109 hectares) are owned 100% by Coeur Mexicana S.A. de C.V. (Coeur Mexicana), formerly Planet Gold S.A. de C.V. (a wholly-owned subsidiary of the Company), and the remaining three concessions, representing 0.19 square miles (48.77 hectares) are partially owned (50 to 60%) by Coeur Mexicana. All of the Company’s ore reserves are located on concessions owned 100% by Coeur Mexicana. All concessions owned by Coeur Mexicana are valid until at least 2029. In addition to Palmarejo, the Company also controls 8,289.7 hectares of concessions at the Yécora exploration-stage property located in Sonora, on the border with Chihuahua, and 7,169.9 hectares of concessions at the La Guitarra exploration-stage property in Chihuahua, south of Palmarejo. All property and equipment are in good operating condition with no major maintenance expected. Power is supplied to the property by the local power utility as well as by generators. Water is supplied to the property by pipeline from the Chinipas River and also from recycled process water collected at site.

Commercial production commenced in April 2009. Recovery of gold has been consistent with the initial metallurgical testwork and feasibility study estimates and averaged 91.0% during 2010, up from 88.2% in 2009. The recovery of silver averaged 70% during 2010, which was below feasibility study estimates, but up from 66.3% in 2009. Although the Company will continue pursuing adjustments to the plant to increase silver recovery rates, it now expects silver recoveries average 72% going forward.

The Palmarejo mine is located on the western flank of the Sierra Madre Occidental, a mountain range that comprises the central spine of northern Mexico. The north-northwest-trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau, cut by numerous igneous intrusive rocks. This volcanic plateau is deeply incised in the Palmarejo mine area, locally forming steep-walled canyons. The Sierra Madre Occidental gives way to the west to an extensional terrain that represents the southward continuation of the Basin and Range Province of the western United States, and then to the coastal plain of western Mexico.

The gold and silver deposits at the Palmarejo mine, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit to a gold-rich basal portion, sometimes accompanied by base metal mineralization. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the far north of the concessions which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-silver bearing structures. In addition to Palmarejo, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property which are currently under investigation by the Company’s exploration teams.

The Company spent $7.8 million in the Palmarejo district in 2010 to discover new silver and gold mineralization and define new ore reserves. This program consisted of drilling 194,678 feet (59,338 meters) of core. The exploration budget for Palmarejo for 2011 is $7.5 million.

Year-end Proven and Probable Ore Reserves — Palmarejo Mine

	2010	2009	2008
	(1, 2, 3, 4, 5)

Proven
Short tons (000’s)	4,649	7,277	6,840
Ounces of silver per ton	7.12	5.05	5.09
Contained ounces of silver (000’s)	33,096	37,121	34,844
Ounces of gold per ton	0.09	0.06	0.06
Contained ounces of gold	436,600	442,000	406,000
Probable
Short tons (000’s)	9,019	10,623	5,355
Ounces of silver per ton	4.29	5.03	5.37
Contained ounces of silver (000’s)	38,662	53,400	28,732
Ounces of gold per ton	0.05	0.06	0.07
Contained ounces of gold	433,600	660,000	350,000
Proven and Probable
Short tons (000’s)	13,668	17,900	12,195
Ounces of silver per ton	5.25	5.06	5.21
Contained ounces of silver (000’s)	71,758	90,521	63,576
Ounces of gold per ton	0.06	0.06	0.06
Contained ounces of gold	870,200	1,102,000	756,000

Year-end Mineralized Material — Palmarejo Mine

	2010	2009	2008

Short tons (000’s)	4,503	4,493	15,373
Ounces of silver per ton	3.70	3.48	3.47
Ounces of gold per ton	0.04	0.05	0.04

Operating Data

	2010	2009	2008

Production
Ore tons milled	1,835,408	1,065,508	—
Ore grade silver (oz./ton)	4.60	4.31	—
Ore grade gold (oz./ton)	0.06	0.06	—
Recovery silver(%)	69.8	66.3	—
Recovery gold(%)	91.1	88.2	—
Silver produced (oz.)	5,887,576	3,047,843	—
Gold produced (oz.)	102,440	54,740	—
Cost per Ounce
Cash operating costs	$4.10	$9.80	$—
Other cash costs(6)	—	—	—

Cash costs(7)	4.10	9.80	—
Non-cash costs	15.56	17.00	—

Total production costs	$19.66	$26.80	$—

(1)	Current ore reserves are effective as of December 31, 2010. Metal prices used in calculating proven and probable reserves were $16.25 per ounce of silver and $1,025 per ounce of gold.

(2)	The ore reserves are underground and open pit minable and include an allowance for mining dilution and recovery. For the underground-minable reserves, the dilution and mining recovery is incorporated into the detailed design of each stope for the Palmarejo mine; a 10% dilution at a grade of 0.71 g/t Au and 61 g/t Ag and 100% mining recovery was used for the Guadalupe deposit. For the open pit-minable reserves, the mining dilution and mining recovery was incorporated into a block diluted model for the Palmarejo mine. No open pit reserves are included for the Guadalupe deposit at this time.

(3)	Metallurgical recovery factors of 93% for gold and 63% to 80% for silver were used in estimations for ore reserves for Palmarejo.

(4)	The ore reserves were prepared by D. Thompson (Manager of Corporate Technical Services) of the Company’s technical staff in conjunction with the independent consulting firms of Applied Geo Science LLC, Mine Development Associates, Behre Dolber, and AMEC Mine and Metals.

(5)	For the Palmarejo mine the proven and probable reserves are defined as mineralized material above an economic cut-off grade demonstrating grade continuity delineated by exploration and definition drill holes with a nominal grid spacing of 15m to 40m, depending on area. Proven reserves is material at a distance of less than or equal to 15m from the nearest composite sample with a minimum of two drill holes (6 composite samples) used in the grade estimate. Probable reserves are defined by distance to the nearest composite sample of between 15m and 40m and a minimum of two drill holes (6 composite samples) used in the grade estimate. For the Guadalupe deposit the proven and probable reserves are defined as mineralized material above an economic cut-off grade demonstrating grade continuity delineated by exploration drill holes with a nominal grid spacing of 20m to 40 m. Proven reserves is material at a distance of less than or equal to 20m from the nearest composite sample with a minimum of two drill holes (5 composite samples) used in the grade estimate. Probable reserves are defined by distance to the nearest composite sample of between 20m and 40m and a minimum of two drill holes (5 composite samples) used in the grade estimate.

(6)	Includes production taxes and royalties, if applicable.

(7)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Bolivia — San Bartolomé

The San Bartolomé open pit silver mine, and associated milling operation, operated by Empresa Minera Manquiri SA (“Manquiri”), a wholly-owned subsidiary of the Company, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, Bolivia. Access to the property and the Company’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí.

Silver production for 2010 was 6.7 million ounces compared to 7.5 million ounces in 2009. Cash operating costs per ounce for 2010 were $7.87 per ounce compared to $7.80 per ounce in 2009. Total cash costs per ounce (which includes production taxes and royalties) for 2010 were $8.67 per ounce compared to $10.48 per ounce in 2009. Metal sales in 2010 were $143.0 million, representing 28% of the Company’s total metal sales. One hundred percent of these sales were derived from silver. Production costs in 2010 totaled $60 million and depreciation and depletion expense was $19.7 million. Total capital expenditures in 2010 were $6.2 million.

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

The Company completed a preliminary feasibility study in 2000, which concluded that an open pit mine was potentially capable of producing approximately six million ounces of silver annually. In 2003, SRK, an independent consulting firm, was retained to review the reserve/resource estimate to include additional sampling data to incorporate additional resources acquired with the Plahipo project at Cerro Rico. During 2003, Coeur retained Fluor Daniel Wright to prepare an updated feasibility study which was completed at the end of the third quarter of 2004.

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

In November 2007, Bolivia’s Congress approved a reform to the mining tax code. The Bolivian tax rate on most mining companies has increased from 25.0% to 37.5%. However, mining companies that produce a doré product, as the San Bartolomé mine does, will receive a 5% credit based upon their specific operation. Thus, the tax rate for San Bartolomé is 32.5%.

The Company obtained political risk insurance policies from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer. The combined policies are in the amount of $155.0 million and cover Coeur up to the lesser of $131.0 million or 85.0% of any loss arising from expropriation, political violence or currency inconvertibility. The policy costs were capitalized during the development and construction phases and are now included as a cost of inventory produced over the term of the policies which expire in 2019 and 2024.

The silver mineralization at San Bartolomé is hosted in unconsolidated sediments (pallacos) and reworked gravel (sucus and troceras) deposits and oxide stockpiles and dumps (desmontes) from past mining that occurred on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms that occur in a northeast trending belt which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos, sucus, and troceras with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo and Santa Rita.

The mineral rights for the San Bartolomé mine are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. Manquiri controls 47.93 square kilometers (11,578 acres) of land at San Bartolomé around Cerro Rico under contracts and concessions and approximately 37.45 square kilometers (8.95 acres) of concessions at the Rio Blanco property, a gold exploration target south of Potosí. The San Bartolomé lease agreements, executed between 1996 and 2003 and with 25 year terms, are generally subject to a 4% production royalty payable partially to the cooperatives and partially to COMIBOL. During 2003, the Company acquired additional mining rights known as the Plahipo project which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The Company incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $5.4 million and $20.0 million for the years ended 2010 and 2009, respectively.

On October 14, 2009, COMIBOL announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The mine plan has been temporarily adjusted and mining continues on the remainder of the property. In March 2010, San Bartolomé began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under an agreement with the Cooperative Reserva Fiscal, although restrictions on mining above the 4,400 meter level continue. The Huacajchi deposit was confirmed to be excluded from the October 2009. Access to the Huacajchi deposit and its higher grade material is having beneficial effect on production and cost at the mine. Other mining areas above the 4,400 meter level continue to be suspended. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives.

In 2010, no exploration work was performed at San Bartolomé. New pits (pozos) were dug to obtain samples for grade control purposes and to further define and expand the ore reserves.

Year-end Proven and Probable Ore Reserves — San Bartolomé Mine

	2010	2009	2008
	(1, 2, 3, 4, 5)

Proven
Short tons (000’s)	476	131	160
Ounces of silver per ton	3.62	3.29	6.35
Contained ounces of silver (000’s)	1,723	430	1,015
Probable
Short tons (000’s)	27,602	31,241	35,147
Ounces of silver per ton	3.81	3.83	3.81
Contained ounces of silver (000’s)	105,295	119,603	134,015
Proven and Probable
Short tons (000’s)	28,078	31,372	35,307
Ounces of silver per ton	3.81	3.83	3.82
Contained ounces of silver (000’s)	107,018	120,033	135,030

Year-end Mineralized Material — San Bartolomé Mine

	2010	2009	2008

Short tons (000’s)	36,953	36,953	37,087
Ounces of silver per ton	1.75	1.75	1.75

Operating Data

	2010	2009	2008

Production
Tons ore milled	1,504,779	1,518,671	505,514
Ore grade silver (oz./ton)	5.03	5.49	7.46
Recovery silver(%)	88.6	89.6	75.8
Silver produced (oz.)	6,708,775	7,469,222	2,861,500
Cost per Ounce of Silver
Cash operating costs	$7.87	$7.80	$8.22
Other cash costs(5)	0.80	2.68	2.31

Cash costs(6)	8.67	10.48	10.53
Non-cash costs	3.05	2.48	1.97

Total production costs	$11.72	$12.96	$12.50

(1)	Current ore reserves are effective as of December 31, 2010. The metal price used for current ore reserves was $16.25 per ounce of silver.

(2)	Ore reserves are open pit-minable and include a mining recovery such that 15 cm buffer of ore material above the bedrock was excluded from the reserve; this equates to a mining recovery of 99.0%.

(3)	Ore reserves were prepared by D. Thompson (Manager of Corporate Technical Services) of the Company’s technical staff.

(4)	Proven and probable ore reserves are defined by surface drill holes and pits (pozos) with an average spacing of no more than 70 meters. Proven reserves are those reserves in stockpile at the end of 2010. The grade of ore reserve block is determined by the grade of proximal drill hole and/or pit composites and three-dimensional models of geologic controls. A minimum of 8 and maximum of 20 composite were used to classify proven and probable ore reserves and variable geostatistical estimation variances. Mineralized material is similarly classified.

(5)	Includes production taxes and royalties, if applicable.

(6)	Costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

USA — Alaska-Kensington Mine

The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Kensington mine commenced commercial production on July 3, 2010. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate which is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the project is by a combination of road vehicles, boat, helicopter, float plane, or boat direct from Juneau.

Production during the mine’s initial, partial year was 43,143 ounces of gold. In 2010, the Company conducted exploration to increase the size and geologic continuity of gold mineralization, which is expected to ultimately lead to an increase in ore reserves. In 2010, a total of $1.0 million was spent on this program and was focused on the new Raven zone, west of the currently mined area. Metal sales in 2010 at Kensington were $23.6 million. Production costs were $14.0 million and depreciation and depletion expense was $17.5 million. The Company’s capital expenditures at the Kensington mine totaled approximately $92.7 million in 2010.

Coeur Alaska, Inc., (“Coeur Alaska”), a wholly-owned subsidiary of the Company, controls two contiguous land groups: the Kensington and Jualin properties. The Kensington property consists of 51 private patented lode and mill-site claims covering approximately 766 acres, 294 federal unpatented lode claims covering approximately 3,127 acres, and eight State of Alaska mining claims covering approximately 95 acres. The Company controls the Jualin Property, under a lease agreement with Hyak Mining Company, through the cessation of mining, so long as the Company makes timely payments pursuant to the lease agreement. The Jualin Property consists of 23 patented lode and mill-site claims covering approximately 383.6 acres, 438 federal unpatented lode claims and one unpatented mill-site claim covering approximately 7,911 acres, and 17 State of Alaska mining claims covering approximately 110 acres. The federal and state claims, as well as the private patented lode and mill-site claims, provide Coeur with the necessary rights to mine and process ore from Kensington. All of the Company’s Alaska ore reserves are located within the patented claims. The unpatented claims and mill site are maintained via annual filings and fees to the U.S. Bureau of Land Management (BLM), which acts as administrator of the claims. State claims are maintained via filings and fees to Alaska Department of Nautral Resources — Juneau Recorder’s Office. Real property taxes to the State of Alaska are paid yearly for the patented claims. Lease payments are paid annually and all leases are in good standing.

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

On June 22, 2009, the U.S. Supreme Court reversed the Ninth Circuit Court of Appeals decision that had invalidated the previously issued Section 404 Permit for the tailings facility for the Kensington gold mine.

Following the U.S. Supreme Court decision, on August 14, 2009, the U.S. Army Corps of Engineers re-activated the Company’s 404 permit, clearing the way for construction at the tailing facility to continue. Production started on July 3, 2010.

The Kensington ore deposit consists of multiple precious metals bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in the Cretaceous age Jualin diorite. Gold occurs as native grains in quartz veins and is associated with pyrite and various gold-telluride-minerals associated with the pyrite mineralization.

Year-end Proven and Probable Ore Reserves — Kensington Mine

	2010	2009	2008
	(1, 2, 3, 4, 5)

Proven
Short tons (000’s)	319	199	199
Ounces of gold per ton	0.45	0.38	0.38
Contained ounces of gold (000’s)	145	76	76
Probable
Short tons (000’s)	5,618	5,301	5,301
Ounces of gold per ton	0.23	0.26	0.26
Contained ounces of gold (000’s)	1,265	1,402	1,402
Proven and Probable
Short tons (000’s)	5,937	5,500	5,500
Ounces of gold per ton	0.24	0.27	0.27
Contained ounces of gold (000’s)	1,410	1,478	1,478

Year-end Mineralized Material — Kensington Mine

	2010	2009	2008

Short tons (000’s)	2,504	2,724	2,724
Ounces of gold per ton	0.19	0.18	0.18

Operating Data

	2010	2009	2008

Production
Ore tons milled	174,028	—	—
Ore grade gold (oz./ton)	0.28	—	—
Recovery gold(%)	89.9	—	—
Gold produced (oz.)	43,143	—	—
Cost per Ounce
Cash operating costs	$988.63	$—	$—
Other cash costs(6)	—	—	—

Cash costs(7)	988.63	—	—
Non-cash costs	405.32	—	—

Total production costs	$1,393.95	$—	$—

(1)	Current ore reserves are effective as of December 31, 2010. Metal price used in calculating proven and probable reserves was $1,025 per ounce of gold.

(2)	The ore reserves are underground minable and include factors for mining dilution and recovery. A factor of approximately 10% additional tonnage at 0.063 ounces per ton of dilution was included. An average 94% mining recovery was included.

(3)	Metallurgical recovery factor of 95.3% should be applied to the contained gold reserve ounces.

(4)	The ore reserves were estimated by J. Barry (Mine Engineer) of the Company’s technical staff and R. White (Independent Consultant). Snowden Mining Industry Consultants and AMEC, independent consultant groups, have performed independent reviews of the Company’s resource estimate model used to prepare the ore reserve estimates.

(5)	Proven and probable reserves are defined underground drilling and underground workings. In practice, reserve blocks are defined by the number of proximal composites and three-dimensional geologic controls. Proven ore reserves include stockpiled ore. Ore reserve must be defined by at least 10 drill samples from at least 2 drill holes spaced not more than 60 feet from the block center.

(6)	Includes production taxes and royalties, if applicable.

(7)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

USA — Nevada-Rochester Mine

The Rochester mine and associated heap leach facilities, is an open pit silver and gold mine, located in Pershing County, Nevada, which is located approximately 25 miles of paved and all-weather gravel road northeast of the town of Lovelock. The Company owns 100% of the Rochester Mine through the Company’s wholly-owned subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, due south of Rochester.

Production at the Rochester mine in 2010 was approximately 2.0 million ounces of silver and 9,641 ounces of gold, compared to approximately 2.2 million ounces of silver and 12,663 ounces of gold in 2009. Production was lower due to decreased ounces recovered from the ore on leach pad. Cash operating costs per ounce of silver increased to $2.93 per ounce in 2010, compared to $1.95 per ounce in 2009. Total cash costs per ounce of silver (which includes production taxes and royalties) were $3.78 per ounce in 2010 compared to $2.58 per ounce in 2009. This increase was primarily due the decrease in ore produced from the current leach pad, combined with a lack of incremental ore production in 2010. Rochester’s total metal sales in 2010 totaled $54.3 million, or approximately 11% of the Company’s total metal sales. Approximately 78% of Rochester’s metal sales were derived from silver, while 22% were derived from gold. Production costs totaled $24.8 million in 2010 and depreciation and depletion expenses were $1.9 million, compared to $24.2 million and $1.9 million in 2009. The Company’s capital expenditures at the Rochester mine totaled approximately $2.3 million in 2010 and $0.3 million in 2009. The Company plans capital expenditures at the Rochester mine of $26.8 million in 2011, primarily for construction of a new leach pad and related infrastructure. Construction is expected to begin in the first quarter of 2011. This extension will increase total average annual silver and gold production to over 2.4 million ounces and 35,000 ounces, respectively, over several years.

Coeur Rochester controls 541 U.S. Federal unpatented claims (including 54 mill sites), 23 patented claims, and leases an additional 53 unpatented claims, totaling approximately 7,200 acres. All of the Company’s mineral reserves are located within the claims. The unpatented claims and mill sites are maintained via annual fees to the U.S. Bureau of Land Management (BLM) and to Pershing County, which acts as administrator of the claims. Real property taxes to the State of Nevada are paid yearly for the patented claims. Lease payments are paid annually; all leases are in good standing.

The Company acquired the Rochester property from ASARCO in 1983 and commenced mining in 1986. No mining or processing was conducted at Rochester by the prior owner. The Company acquired its initial interest in the adjacent Nevada Packard property in 1996, completed the full purchase in 1999 and commenced mining in 2003. Very limited mining and processing was conducted at Nevada Packard by the prior owner. Collectively, the Rochester and Nevada Packard properties comprise the Company’s Rochester silver and gold mining and processing operation.

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

Gold and silver are recovered by heap leaching of crushed open-pit ore placed on pads located east of the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of between 59.0% and 63.0% for silver, depending on the ore being leached, and 93.0% for gold. See Note C — Summary of Significant Accounting Policies to our financial statements included herein, for further discussion.

In August 2007, the Company determined that the ore reserves at Rochester were fully depleted and therefore ceased mining and crushing operations at the Rochester mine. The Company expects to continue residual heap leach activities through 2014 on this ore.

In 2008, the Company commenced studies to investigate the potential to recommence mining and leaching of new material and in 2009 and 2010 completed feasibility studies demonstrating the viability of an expansion of mining and leaching operations at its Rochester mine through 2017. The Company prepared an Amended Plan of Operations for resumption of mining within the existing and permitted Rochester pit and construction of an additional heap leach pad, all within the currently permitted mine boundary. The Bureau of Land Management (BLM) deemed this plan complete in August 2009 under federal regulations and initiated the National Environmental Policy Act process. The BLM issued a positive Decision Record (DR) for the mine to extend silver and gold mining operations by several years with new production ounces expected to begin being recovered in the fourth quarter of 2011.

At Rochester, silver and gold mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, silver-bearing tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets (vein and vein swarms and stockworks) with variable amounts of pyrite.

The Company is obligated to pay a net smelter royalty interest only when the average quarterly market price of silver equals or exceeds $23.02 per ounce indexed for inflation ($22.87 per ounce in 2010 and $22.61 per ounce in 2009) up to a maximum rate of 5% to ASARCO, the prior owner. Royalty expense was $0.2 million, nil and nil for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, exploration expenditures of $0.2 million funded 13,980 feet (4,261 meters) of angled reverse circulation drilling at the Nevada Packard deposit area.

Year-end Proven and Probable Ore Reserves — Rochester Mine

	2010	2009	2008
	(1, 2, 3, 4, 5, 6)

Proven
Short tons (000’s)	35,959	31,821	—
Ounces of silver per ton	0.54	0.58	—
Contained ounces of silver (000’s)	19,499	18,361	—
Ounces of gold per ton	0.005	0.006	—
Contained ounces of gold	196,100	185,000	—
Probable
Short tons (000’s)	12,312	10,596	—
Ounces of silver per ton	0.65	0.71	—
Contained ounces of silver (000’s)	8,057	7,523	—
Ounces of gold per ton	0.004	0.005	—
Contained ounces of gold	51,300	48,000	—
Proven and Probable
Short tons (000’s)	48,271	42,417	—
Ounces of silver per ton	0.57	0.61	—
Contained ounces of silver (000’s)	27,556	25,884	—
Ounces of gold per ton	0.005	0.005	—
Contained ounces of gold	247,400	233,000	—

Year-end Mineralized Material — Rochester Mine

	2010	2009	2008

Short tons (000’s)	215,603	104,783	114,058
Ounces of silver per ton	0.44	0.52	0.54
Ounces of gold per ton	0.003	0.004	0.005

Operating Data

	2010	2009	2008

Production
Tons ore mined (000’s)	—	—	—
Tons crushed/leached (000’s)	—	—	—
Ore grade silver (oz./ton)	—	—	—
Ore grade gold (oz./ton)	—	—	—
Recovery/Ag oz(%)	—	—	—
Recovery/Au oz(%)	—	—	—
Silver produced (oz.)	2,023,423	2,181,788	3,033,721
Gold produced (oz.)	9,641	12,663	21,041
Cost per Ounce
Operating cash costs	$2.93	$1.95	$(0.75)
Other cash costs(7)	0.85	0.63	0.72

Cash costs(8)	3.78	2.58	(0.03)
Non-cash costs	1.04	0.93	0.78

Total production costs	$4.82	$3.51	$0.75

(1)	Current ore reserves are effective as of December 31, 2010. Metal prices used in calculating proven and probable reserves were $16.25 per ounce of silver and $1,025 per ounce of gold.

(2)	Reserves were estimated with a cutoff grade of 0.48 silver equivalent ounces per ton.

(3)	The mineralized material for Rochester and Nevada Packard deposits was estimated with silver and gold prices of $20.00 and $1,300 per ounce, respectively, historical metallurgical recoveries for gold and silver, historical mine operating costs within a Whittle® open pit model, and include no additional factors for dilution or recovery. The estimate of mineralized material and reserves was constrained to exclude any silver and gold mineralization beneath existing leaching operations.

(4)	Metallurgical recovery for oxide ore were 61% for silver and 92% for gold. Approximately 1.05 million tons (2.1%) of sulfide bearing ore is included in the total ore reserves at lower metallurgical recovery rates. However, ultimate recoveries will not be known until leaching operations cease. Current recovery may vary significantly from ultimate recovery, calculated based on the ounces recovered as a percent of the ounces placed on the pad. The ore reserves were estimated by D. Thompson (Manager of Corporate Technical Services) and C. Kiel (Superintendent of Rochester Technical Services) of the Company’s technical staff. The firm of Pincock, Allen & Holt, an independent consulting group, was used to review engineering studies and the consulting firm of Reserva International was used to model results from drilling and update estimates of mineralized material.

(5)	Ore reserves are defined by drilling on a grid of 100 feet by 200 feet, or closer, and include open pit mine production sampling to assist with determination of gold and silver grades. The grade is defined by the number of proximal composites and three-dimensional geologic controls. The number of drill samples used in estimation of grades must be at least 4 with a maximum search distance 150 feet at Rochester and 120 feet at Nevada Packard.

(6)	Mining and crushing operations terminated in August 2007 and are expected to resume in 2011.

(7)	Includes production taxes and royalties, if applicable.

(8)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Argentina — Martha Mine

The Martha underground silver and gold mine, and associated milling operation, owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, is located in the Santa Cruz Province of southern Argentina. Access to the property is provided by all-weather gravel roads leading 30 miles northeast of the town of Gobernador Gregores.

Production at the Martha mine in 2010 was approximately 1.6 million ounces of silver and 1,838 ounces of gold compared to 3.7 million ounces of silver and 4,709 ounces of gold in 2009. The 57.5% decrease in silver production was primarily due to a 48.3% decrease in tons milled as a result of the reduction in mining operations in 2010. Cash operating costs per ounce for 2010 were $13.16 per ounce compared to $6.19 per ounce in 2009. Total cash costs per ounce of silver (which includes production taxes and royalties) were $14.14 in 2010 compared to $6.68 in 2009. The increase in total cash costs per ounce was attributed to the decrease in silver production as compared to 2009 due to a significant decrease in tons milled in 2010. Metal sales in 2010 totaled $53.9 million at Martha. Approximately 94% of these metal sales were derived from silver, with the balance coming from gold. Production costs totaled $27.0 million and depreciation and depletion expenses were $8.5 million, compared with $18.0 million and $7.4 million in 2009. Total capital expenditures at the Martha mine in 2010 were $0.1 million.

The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L. Mineral rights owned by Coeur Argentina S.R.L. in the Santa Cruz Province (excluding options on Joaquin and Satélite) total 184 square miles (47,660 hectares) of exploration concessions (claims), 256.3 square miles (66,380 hectares) of discovery concessions, and 3.4 square miles (874 hectares) of exploitation concessions. Martha is centered on the exploitation concessions, which fully cover the area of the mine infrastructure and the ore reserves reported herein. Concessions do not have an expiration date; subject only to required annual fees. Surface rights covering the Martha deposit are controlled by the 137.8 square mile (35,705-hectare) Cerro Primero de Abril Estancia which is owned by Coeur Argentina S.R.L. Included on the estancia is a 60-person camp, mine and exploration offices, and assay laboratory.

The Company acquired the property in 2002 through the purchase of a subsidiary of Yamana Resources Inc. for $2.5 million. The prior owner conducted minor underground mining on the near-surface portion of the Martha vein from late 2000 to mid 2001. The Company is obligated to pay a 2.0% net smelter royalty on silver and gold production to Royal Gold Corporation granted by Yamana Resources. In addition, the Company is subject to a 3.0% net proceeds royalty payable to the Province of Santa Cruz. The Company incurred royalty expense totaling $1.5 million, $1.8 million and $1.9 million for the years ended 2010, 2009 and 2008, respectively.

Prior to 2008, ore from the Martha mine was trucked approximately 600 miles by road for processing at the Company’s previously owned Cerro Bayo mill located approximately 270 miles away. In 2007, the Company commenced the construction of a 240 tonne per day flotation mill. The mill was completed and commenced operating in December 2007 and produces a flotation concentrate. In 2008, concentrate began to be shipped to a third-party smelter located in Mexico. The property and equipment are maintained in good working condition through a regular preventive maintenance program with periodic improvements as required. Power is provided by Company-owned diesel generators.

At Martha, silver and gold mineralization is hosted in epithermal quartz veins and veinlets within generally sub-horizontal volcanic rocks of the Jurassic-aged Chon Aike Formation. The veins and veinlets occur as sub-parallel clusters largely trending west-northwest and dipping steeply to the southwest. The main ore minerals of silver and gold are silver sulfosalt minerals, argentite, electrum (a naturally-occurring gold and silver alloy) and native silver.

During 2010, the Company spent $0.5 million to test extensions of the R4, Catalina, Betty Oeste and Betty Sur ore-bearing structures with drilling of 2,217 meters (7,274 feet) of new core drilling. The 2011 budget for exploration at Martha is $0.3 million.

Year-end Proven and Probable Ore Reserves — Martha Mine

	2010	2009	2008
	(1, 2, 3, 4, 5)

Proven
Short tons (000’s)	—	—	18
Ounces of silver per ton	—	—	55.86
Contained ounces of silver (000’s)	—	—	992
Ounces of gold per ton	—	—	0.07
Contained ounces of gold	—	—	1,000
Probable
Short tons (000’s)	45	38	58
Ounces of silver per ton	18.61	33.14	31.22
Contained ounces of silver (000’s)	828	1,249	1,817
Ounces of gold per ton	0.02	0.04	0.04
Contained ounces of gold	1,089	1,400	2,000
Proven and Probable
Short tons (000’s)	45	38	76
Ounces of silver per ton	18.61	33.14	36.99
Contained ounces of silver (000’s)	828	1,249	2,809
Ounces of gold per ton	0.02	0.04	0.04
Contained ounces of gold	1,089	1,400	3,000

Year-end Mineralized Material — Martha Mine

	2010	2009	2008

Short tons (000’s)	39	29	46
Ounces of silver per ton	14.02	59.54	29.50
Ounces of gold per ton	0.01	0.05	0.02

Operating Data

	2010	2009	2008

Production
Tons ore milled	56,401	109,974	57,886
Ore grade silver (oz./ton)	31.63	36.03	49.98
Ore grade gold (oz./ton)	0.04	0.05	0.07
Recovery silver(%)	88.3	93.6	93.7
Recovery gold(%)	84.1	87.6	88.3
Silver produced (oz.)	1,575,827	3,707,544	2,710,673
Gold produced (oz.)	1,838	4,709	3,313
Cost per Ounce
Cash operating costs	$13.16	$6.19	$6.87
Other cash costs(6)	0.98	0.49	0.70

Cash costs(7)	14.14	6.68	7.57
Non-cash costs	5.88	1.94	1.81

Total production costs	$20.02	$8.62	$9.38

(1)	Current ore reserves are effective as of December 31, 2010. Metal prices used for current ore reserves were $22.00 per ounce of silver and $1,200 per ounce of gold

(2)	Ore reserves are mostly underground minable with minor additions from small open pits. Underground reserves include a variable dilution, at zero grade, added to vein true widths. Underground mining recovery is 70-95%. Open pit reserves have variable dilution from 16-20% at zero grade and a mining recovery of 85%.

(3)	Metallurgical recovery factors of 85% for silver and 88% for gold should be applied to the contained silver and gold ounces.

(4)	Ore reserves were prepared by D. Thompson (Manager of Corporate Technical Services) and O. Orosco (Mine Manager for the Martha mine) of the Company’s technical staff.

(5)	Ore reserves are defined with polygonal estimation using underground channels and drill hole samples. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than 25 meters. Mineralized material is similarly classified.

(6)	Includes production taxes and royalties, if applicable.

(7)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Australia — New South Wales — Endeavor Mine

The Endeavor mine, is an underground silver and base metal operation, and associated mill facility, located in north-central New South Wales, Australia, about 447 miles (720 kilometers) from Sydney. Access to the mine is by paved roads 30 miles (18 kilometers) to the northwest from the community of Cobar.

Production at the Endeavor mine in 2010 was 566,134 ounces of silver compared to 461,800 ounces of silver in 2009. The increase in silver production was due to an 18.2% increase in tons milled combined with a 17.4% increase in ore grades as compared to 2009. Cash operating costs and total cash costs per ounce of silver produced were $10.15 in 2010 compared to $6.80 in 2009. This increase was due primarily to the price participation component of the transaction and increased refining costs due to silver deduction retained by the refiner.

Metal sales at the Endeavor mine in 2010 were $10.6 million, all of which was derived from silver. Production costs totaled $4.1 million and depreciation and depletion costs were $2.0 million. The Company incurred no capital expenditures at the Endeavor mine in 2010.

The ore reserves at Endeavor are covered by five consolidated mining leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027. Following the completion of the acquisition of all of CBH’s issued ordinary shares on the 23rd of September, 2010, CBH Resources Limited is now a wholly-owned subsidiary of Toho Zinc Co. Ltd, a company listed on the Tokyo Stock Exchange.

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

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until such time as CDE Australia had received approximately two million cumulative ounces of silver from the mine or June 2007, whichever was later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries near the mine.

The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Silver recovery averaged approximately 44.3% in 2010 and 49.9% in 2009. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition, by CBH, through a regular preventive maintenance program with periodic improvements as required.

At Endeavor, silver, lead, zinc and lesser amounts of copper mineralization are contained within sulfide lenses hosted in fine-grained sedimentary rocks of the Paleozoic-aged Amphitheatre Group. Sulfide lenses are elliptically-shaped, steeply-dipping to the southwest and strike to the northwest. Principal ore minerals are galena, sphalerite and chalcopyrite. Silver occurs with both lead- and zinc-rich sulfide zones.

CBH conducts regular exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year ended June 30, 2010, which is the fiscal year used by the operator (CBH), the exploration expenditure at the mine was $0.6 million. Budgeted exploration for 2011 is approximately $1.3 million.

Year-end Proven and Probable Ore Reserves — Endeavor Mine

	2010	2009	2008
	(1, 2, 3, 4)

Proven
Short tons (000’s)	3,472	1,984	3,417
Ounces of silver per ton	1.87	1.93	1.47
Contained ounces of silver (000’s)	6,482	3,820	5,019
Probable
Short tons (000’s)	3,605	6,393	5,842
Ounces of silver per ton	3.73	3.15	3.55
Contained ounces of silver (000’s)	13,457	20,139	20,753
Proven and Probable
Short tons (000’s)	7,077	8,377	9,259
Ounces of silver per ton	2.82	2.86	2.78
Contained ounces of silver (000’s)	19,939	23,959	25,772

Year-end Mineralized Material — Endeavor Mine

	2010	2009	2008

Short tons (000’s)	16,535	20,205	18,127
Ounces of silver per ton	1.82	1.77	0.96

Operating Data (Coeur’s Share)

	2010	2009	2008

Production
Tons ore milled	653,550	552,799	1,030,368
Ore grade silver (oz./ton)	1.96	1.67	1.41
Recovery silver(%)	44.3	49.9	56.5
Silver produced (oz.)	566,134	461,800	824,093
Cost per Ounce of Silver
Operating cash costs	$10.15	$6.80	$2.55
Other cash costs(5)	—	—	—

Cash costs(6)	10.15	6.80	2.55
Non-cash costs	3.51	2.75	2.39

Total production costs	$13.66	$9.55	$4.94

(1)	Ore reserves are effective as of June 30, 2010, which is the end of the most recent fiscal year of the operator, CBH Resources Ltd. These totals do not include additions or depletions through December 31, 2010. Metal prices used were $12.00 per ounce of silver for open pit mine designs and $16.00 for underground.

(2)	The ore reserves are underground and open pit minable. Underground reserves include 11% additional tons of dilution (11% additional waste) and mining recovery factor of 95%.

(3)	Metallurgical recovery factor of 45% should be applied to the silver reserve ounces.

(4)	Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 20 meters and for probable reserves it is 40 meters. A minimum of 15 drill hole samples are used in estimation of ore reserve grades. Mineralized material is similarly classified.

(5)	Includes production taxes and royalties, if applicable.

(6)	Cash costs per ounce of silver represent a non U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Discontinued Operations

Australia — New South Wales — Broken Hill Mine

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

Silver production in 2009 from the Broken Hill mine amounted to approximately 0.8 million ounces of silver compared to 1.4 million ounces of silver in 2008. The decrease in silver production was due to the sale of the Company’s interest in the silver production from the Broken Hill mineral interests on July 1, 2009. The cash cost per ounce of silver production, which includes the operating cost contribution and smelting, refining and transportation costs, was $3.40 in 2009 compared to $3.41 in 2008. Results for the Broken Hill mine are included in Note G - Discontinued Operations And Assets And Liabilities Held For Sale.

Year-end Proven and Probable Ore Reserves — Broken Hill Mine

2008
(1, 2, 3, 4, 5)

Proven
Short tons (000’s)	6,431
Ounces of silver per ton	1.58
Contained ounces of silver (000’s)	10,185
Probable
Short tons (000’s)	4,616
Ounces of silver per ton	1.05
Contained ounces of silver (000’s)	4,861
Proven and Probable
Short tons (000’s)	11,047
Ounces of silver per ton	1.36
Contained ounces of silver (000’s)	15,046

Year-end Mineralized Material — Broken Hill Mine

2008

Short tons (000’s)	6,376
Ounces of silver per ton	4.51

Operating Data (Coeur’s share)

	2009(8)	2008

Production
Tons ore milled	827,766	1,952,066
Ore grade silver (oz./ton)	1.44	0.97
Recovery(%)	70.6	72.5
Silver produced (oz.)	842,751	1,369,009
Cost per Ounce of Silver
Operating cash costs	$3.40	$3.41
Other cash costs(6)	—	—

Cash costs(7)	3.40	3.41
Non-cash costs	1.86	1.83

Total production costs	$5.26	$5.24

(1)	Ore reserves are effective as of June 30, 2008, which is the end of the most recent fiscal year of the operator. Metal prices used were $2.22 per ounce of silver.

(2)	The ore reserves are underground minable reserves and include factors for mining dilution and recovery. Dilution ranges from 0% to 20% of additional tonnage while recovery ranges from 80% to 100% of the diluted tonnage and averages 85%.

(3)	Metallurgical recovery factor of 72% should be applied to the silver reserve ounces.

(4)	The ore reserves were estimated by the technical staff of CBH Resources, the mine operator, and reviewed by B. O’Leary (Mine Engineer) and J. L. Sims (Geologist) of the Company’s technical staff.

(5)	The proven and probable reserves are a combination of zinc, lead and silver mineralization remnant from historic mining and new parts or extensions of the mine. Proven and probable reserves must be accessible as defined by the site specific conditions of the mine. Furthermore, reserves are defined by definition drilling on a grid of 40 meters horizontally by 20 meters vertically and over 70% of the proven reserves are drilled on a 20 meter by 10 meter grid.

(6)	Includes production taxes.

(7)	Cash costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(8)	Broken Hill was sold in July 2009 therefore production totals represent a partial year.

Chile — Cerro Bayo Mine

In August 2010, the Company sold its subsidiary Compañía Minera Cerro Bayo Ltda. (“Minera Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. The Company realized a loss on the sale of approximately $2.1 million, net of income taxes. Results for the Cerro Bayo mine are included in Note G — Discontinued Operations And Assets And Liabilites Held For Sale.

Year-end Proven and Probable Ore Reserves — Cerro Bayo Mine

	2009	2008
	(1, 2, 3, 4, 5)

Proven
Short tons (000’s)	41	—
Ounces of silver per ton	8.32	—
Contained ounces of silver (000’s)	345	—
Ounces of gold per ton	0.05	—
Contained ounces of gold	2,000	—
Probable
Short tons (000’s)	734	547
Ounces of silver per ton	9.86	10.18
Contained ounces of silver (000’s)	7,242	5,564
Ounces of gold per ton	0.08	0.07
Contained ounces of gold	55,000	38,000
Proven and Probable
Short tons (000’s)	775	547
Ounces of silver per ton	9.78	10.18
Contained ounces of silver (000’s)	7,587	5,564
Ounces of gold per ton	0.07	0.07
Contained ounces of gold	57,000	38,000

Year-end Mineralized Material — Cerro Bayo Mine

	2009	2008

Short tons (000’s)	769	908
Ounces of silver per ton	10.36	9.71
Ounces of gold per ton	0.15	0.14

Operating Data

	2010(8)	2009	2008

Production
Ore tons milled	—	—	236,403
Ore grade silver (oz./ton)	—	—	5.54
Ore grade gold (oz./ton)	—	—	0.102
Recovery silver(%)	—	—	93.4
Recovery gold(%)	—	—	90.2
Silver produced (oz.)	—	—	1,224,083
Gold produced (oz.)	—	—	21,761
Cost per Ounce
Operating costs	$—	$—	$8.56
Other cash costs(6)	—	—	—

Cash costs(7)	—	—	8.56
Non-cash costs	—	—	6.09

Total production costs	$—	$—	$14.65

(1)	Ore reserves are effective as of December 31, 2009. Metal prices used to calculate proven and probable reserves were $14.50 per ounce of silver and $850 per ounce of gold.

(2)	Ore reserves are minable reserves within underground mine designs and include factors for mining dilution and recovery. Veins are diluted to a minimum mining width of 2.4 meters at zero grade. Mining recovery is 90%.

(3)	Metallurgical recoveries of 93.4% and 90.5% should be applied to the contained silver and gold ounces, respectively.

(4)	Ore reserve estimates were prepared by J. Sims (Geologist), and D. Duffy (Mining Engineer) of the Company’s technical staff.

(5)	Proven and probable reserves are defined by geostatistical methods within manual boundaries based on grade thickness contouring. For proven reserves: An area demonstrating grade continuity defined by two or more bounding horizontal levels of drill holes or channel samples spaced vertically no more than about 12.5 meters containing horizontally spaced samples less than 5 meters apart — the key feature being confirmation on two levels. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than about 35 meters. Mineralized material is similarly classified .

(6)	Includes production taxes.

(7)	Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(8)	Cerro Bayo was sold in August 2010 and there was no production during the year prior to the sale.

SILVER AND GOLD DEVELOPMENT PROPERTIES

The Company had no development properties at December 31, 2010.

EXPLORATION AND DEVELOPMENT ACTIVITY

Coeur, either directly or through its wholly-owned subsidiaries, owns, leases or has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Tanzania, Bolivia, and Mexico. Exploration and reserve development expenditures of $18.0 million, $15.8 million and $19.3 million were incurred by the Company in 2010, 2009 and 2008, respectively.

The main components of the 2010 program included:

•	Drilling to extend the strike length of, and define the Guadalupe Norte and Las Animas zones at Guadalupe in the Palmarejo district and initial testing of several new targets in the Palmarejo district.

•	Drilling to define and expand known mineralized zones in and around the current Palmarejo surface and underground mine.

•	Definition drilling on two targets on the Joaquin advanced exploration property, termed La Negra and La Morocha, and exploration on the large Joaquin property in Argentina as well as initial drilling on two new targets in Argentina called Satélite and Tornado.

•	Initial drilling on the Raven Vein at Kensington; the first program of drilling on this target conducted by the Company.

•	Drilling to test extensions of the main north-northeast mineralized trends from Nevada Packard at Rochester.

Coeur plans to spend $20.7 million in exploration during 2011 with approximately 84% of the budget earmarked for expansion of ore reserves and mineralized material at or near its existing operations at San Bartolomé (Bolivia), Martha (Argentina), Palmarejo (Mexico), Kensington (Alaska), Rochester (Nevada), and on its large exploration land holdings in Santa Cruz, Argentina.

Mexico

Exploration in Mexico was focused primarily in the Palmarejo district in the state of Chihuahua. A total of $8.1 million was spent on the program in 2010 on mapping, sampling, drill target generation and drilling to find and define new silver and gold mineralization. A total of 59,338 meters (194,678 feet) was completed at Palmarejo consisting of 34,498 meters (113,182 feet) on surface and underground platforms around the current Palmarejo surface and underground mine. The remainder was devoted to the Guadalupe deposit area and other, new, targets in the Palmarejo district. The budget for 2011 for exploration in Mexico is similar to 2010 at $8.5 million of which nearly 89% is to be allocated to Palmarejo.

In 2010 the company agreed to sell its interest in 8 mining concessions at the El Realito property, which is located about 30 kilometers south of the Palmarejo mill facilities, for a total of $0.5 million and a graduated net smelter return royalty.

USA — Kensington

Exploration in 2010 consisted of drilling 35 core holes, totaling 21,539 feet (6,565 meters), at Kensington. This work was devoted to the Raven vein which is parallel to and approximately 2,000 feet (600 meters) west of the main Kensington mine area. The Company plans for an additional drilling program in 2011 on Raven and other targets with a budget of $2.9 million.

USA — Rochester

The Company conducted a drilling program at the Nevada Packard deposit area in 2010. This program, amounting to 13,980 feet (4,261 meters) of angled, reverse circulation drill holes, was focused on testing northern extensions of the main mineralized trends in the Nevada Packard deposit. The Company has allocated $0.4 million for exploration in 2011 at the greater Rochester property, including follow-up on 2010 drilling results at Nevada Packard.

Chile — Other Properties

The 2011 exploration budget for Chile is expected to be $0.4 million.

In 2010 the Company agreed to sell its wholly-owned Puchuldiza gold property in northern Chile for a total of $1.5 million cash, 500,000 paid up shares of Southern Legacy Inc., and a 1.5% net smelter return royalty on future mineral production with a cap of $5.0 million.

Argentina — Martha Mine

In 2010, the Company’s exploration efforts at the Martha Mine consisted of 7,274 feet (2,217 meters) of core drilling in several locations around the mine.

Argentina — Other Properties

The Company also continued exploration in other parts of the Santa Cruz Province. Activities focused on the Joaquin, Tornado and Satélite properties. A total of over 62,228 feet of drilling (18,967 meters) was completed on these three areas.

Drilling at Joaquin during 2010 continued to return encouraging results on two targets: La Negra and La Morocha. Joaquin is located about 80 kilometers north of the Martha mine, and the Company has an option to earn up to a 71% managing interest in a joint venture with property owners Mirasol Resources Ltd. Additional exploratory and definition drilling will continue in 2011 on in this property. In 2010, the company met its obligations, under its agreement with Mirasol, to earn an initial 51% joint venture interest in the 92+ square mile (24,000+ hectare) property.

The Company has budgeted $6.1 million for exploration during 2011 in Argentina, including on Martha, Joaquin, Tornado, and Satélite.

Africa, Tanzania

During 2010 the company continued to wind-down its activities in Tanzania.

Item 3.	Legal Proceedings.

For a discussion of legal proceedings, see Note U — Litigation and Other Events to our financial statements included herein.

Item 4.	(Removed and Reserved).

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			Shares (or	Dollar Value) of
			Sold as	Shares (or Units)
	Total Number of	Average Price	Part of Publicly	That May Yet be
	Shares (or Units)	Received per Share	Announced	Sold Under the
Period	Sold	(or Unit)	or Programs	Plans or Programs

10/1/10 - 10/31/10	—	—
11/1/10 - 11/30/10(1)	2,885	9.37	—	—
12/1/10 - 12/31/10(1)	962	9.37	—	—
Total	3,847	9.37	—	—

(1)	Exercise of Employee Options.

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (“TSX”). The Company voluntarily ceased to list its common stock on the Australian Stock Exchange (“ASX”) effective December 14, 2010. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2010		2009
	High	Low	High	Low

First Quarter	$20.39	$13.41	$9.80	$5.80
Second Quarter	$19.14	$13.96	$16.70	$10.00
Third Quarter	$20.17	$14.02	$21.56	$10.51
Fourth Quarter	$28.20	$19.11	$24.29	$17.96
2011
First Quarter through February 25, 2011	$27.77	$22.46

The Company has not paid per share cash distributions or dividends on its common stock since 1996. Future distributions or dividends on the common stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial conditions, capital requirements and other factors.

On February 25, 2011, there were outstanding 89,517,575 shares of the Company’s common stock which were held by approximately 3,042 stockholders of record.

STOCK PERFORMANCE CHART

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COEUR D’ALENE MINES CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2005 and ending December 31, 2010 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico Eagle Mines, Goldcorp, Hecla Mining Co., IAMGold, Kinross Gold Corp., Northgate Minerals, Pan American Silver Corp., Centerra Gold, Inc, and Stillwater Mining Co. for the same period. The graph assumes a $100 investment in the Company’s Common Stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	2005	2006	2007	2008	2009	2010
Coeur d’Alene Mines Corporation	100.00	123.75	123.49	22.00	45.15	68.29
S&P 500 Index	100.00	115.79	122.16	76.97	97.32	111.98
Peer Group Only	100.00	121.65	145.66	119.72	153.92	187.47

This stock performance information is “furnished” and shall not be deemed to be “soliciting material” or subject to Rule 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that it specifically incorporates the information by reference.

Item 6.	Selected Financial Data

The following table summarizes certain selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Income Statement Data:	2010	2009	2008	2007	2006

Sales of metal	$515,457	$300,361	$129,285	$146,923	$142,489
Production costs applicable to sales	(257,636)	(191,311)	(78,652)	(78,139)	(60,234)
Depreciation and depletion	(141,619)	(81,376)	(16,499)	(11,669)	(15,857)

Gross profit	116,202	27,674	34,134	57,115	66,398
Costs and expenses
Administrative and general	24,176	22,070	25,825	22,822	17,960
Exploration	14,249	13,056	17,838	9,034	6,836
Care and maintenance and other	1,987	1,371	124	939	1,380
Pre-development	890	97	16,950	—	—
Litigation settlement	—	—	—	507	2,365

Total costs and expenses	41,302	36,594	60,737	33,302	28,541

Operating income (loss)	74,900	(8,920)	(26,603)	23,813	37,857
Other income (expense)
Gains (loss) on debt extinguishments	(20,300)	31,528	—	—	—
Fair value adjustments, net	(117,094)	(82,227)	1,756	—	—
Interest and other income	771	1,648	4,023	16,605	17,845
Interest expense, net of capitalized interest	(30,942)	(18,102)	(4,726)	(342)	(1,141)

Total other income (expense)	(167,565)	(67,153)	1,053	16,263	16,704

Income (loss) from continuing operations before income taxes	(92,665)	(76,073)	(25,550)	40,076	54,561
Income tax benefit (provision)	9,481	33,071	17,387	(8,988)	(6,864)

Income (loss) from continuing operations	(83,184)	(43,002)	(8,163)	31,088	47,697
Income (loss) from discontinued operations	(6,029)	(9,601)	7,536	12,803	29,657
Gain (loss) on sale of net assets of discontinued operation	(2,095)	25,537	—	—	11,132

Net income (loss)	$(91,308)	$(27,066)	$(627)	$43,891	$88,486

Other comprehensive income (loss)	(5)	—	(634)	86	2,391

COMPREHENSIVE INCOME (LOSS)	$(91,313)	$(27,066)	$(1,261)	$43,977	$90,877

Basic and Diluted Income (Loss) Per Share
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.95)	$(0.60)	$(0.15)	$1.09	$1.76
Income (loss) from discontinued operations	(0.10)	0.22	0.14	0.44	1.50

Net income (loss)	$(1.05)	$(0.38)	$(0.01)	$1.53	$3.26

Diluted income (loss) per share:
Income (loss) from continuing operations(3),(4)	$(0.95)	$(0.60)	$(0.15)	$1.00	$1.61
Income (loss) from discontinued operations(3),(4)	(0.10)	0.22	0.14	0.41	1.38

Net income (loss)	$(1.05)	$(0.38)	$(0.01)	$1.41	$2.99

Weighted average number of shares of common stock(1)
Basic	87,185	71,565	55,073	28,597	27,136

Diluted	87,185	71,565	55,073	31,052	29,608

Balance Sheet Data:(2)	2010	2009	2008	2007	2006

Total assets	$3,157,527	$3,054,035	$2,928,121	$2,651,694	$849,626
Working capital	$(4,506)	$(2,572)	$(8,533)	$152,390	$383,082
Long-term liabilities	$846,043	$867,381	$981,225	$812,650	$210,117
Shareholders’ equity	$2,040,767	$1,998,046	$1,785,912	$1,727,367	$580,994

(1)	In May 2009, Coeur Board of Directors authorized a 1-for-10 reverse stock split which became effective on May 26, 2009. Consequently, previously reported amounts for weighted average number of shares of common stock have been adjusted to reflect the 1-for-10 reverse stock split.

(2)	On December 21, 2007, the Company completed its acquisition of all the shares of Bolnisi Gold NL and Palmarejo Silver and Gold Corporation in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The value of the total consideration paid amounted to $1.1 billion and the total liabilities assumed were $0.7 billion.

(3)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in the silver contained at the Broken Hill mine for $55.0 million in cash. Coeur originally purchased this interest from Perilya Broken Hill, Ltd. in September 2005 for $36.9 million. As a result of this transaction, the Company realized a gain on the sale of approximately $25.5 million, net of income taxes in 2009.

(4)	In August 2010, the Company sold its 100% interest in subsidiary Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. The Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur d’Alene Mines Corporation and its subsidiaries for the three years ended December 31, 2010. It consists of the following subsections:

•	“Overview” which provides a brief summary of the Company’s financial position and the primary factors affecting those results.

•	“Critical Accounting Policies” which provides a discussion of the accounting policies Coeur considers critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in the Company’s consolidated financial statements and/or because they require different objectives or complex judgments by management.

•	“Operating statistics and ore reserve estimates” which provides a summary of the consolidated production results for the three years ended December 31, 2010 and discussion of Coeur’s reported ore reserves.

•	“Results of operations” which sets forth an analysis of the operating results for the last three years.

•	“Liquidity and capital resources” which contains a discussion of the Company’s cash flows and liquidity, investing activities and financing activities, contractual obligations and environmental compliance expenditures.

•	“Recently issued accounting pronouncements,” which summarizes recently published authoritative accounting guidance, how it might apply to Coeur, and how it might affect the Company’s future results.

Overview

The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The San Bartolomé mine, Palmarejo mine, Kensington mine, Rochester mine, and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during 2010. The Kensington mine, the Company’s newest operating mine, began processing ore on June 24, 2010 and began commercial production July 3, 2010. The Company sold its Cerro Bayo mine in Chile in August 2010. Coeur is an Idaho corporation incorporated in 1928.

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

The results of the Company’s operations are significantly affected by fluctuation in prices of silver and gold, which may fluctuate widely and are affected by numerous factors beyond its control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors. In addition, The company faces challenges including raising capital, increasing production and managing social, political and environmental issues. Operating costs at the Company’s mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect its U.S. dollar costs.

Highlights during 2010:

•	Silver and gold prices averaged $20.15 per ounce and $1,225 per ounce in 2010, respectively. Silver hit a high of $30.64 per ounce on December 29, 2010 and a low of $14.78 per ounce on February 5, 2010. Gold hit a high of $1,421.00 per ounce on November 9, 2010 and a low of $1,058.00 per ounce on February 5, 2010.

•	The Company produced a total of 16.8 million ounces of silver during 2010, which was a 0.6% decrease from 2009. The Company produced 157,062 ounces of gold during 2010, which was a 117.8% increase over 2009.

•	The Company experienced a 71.6% increase in metal sales to $515.5 million.

•	Net cash provided by operating activities in 2010 was $165.6 million, compared to $60.1 million in 2009.

•	The Company spent $156.0 million in capital expenditures, which represents a 28.5% decrease from 2009.

•	The Kensington mine began processing ore on June 24, 2010 and began commercial production July 3, 2010. Kensington produced 43,143 ounces of gold during 2010.

•	San Bartolomé produced 6.7 million ounces of silver during 2010, with cash operating costs of $7.87 per silver ounce. See discussion in Item 2. Properties — Silver and Gold Mining Properties — Bolivia — San Bartolomé for further details.

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows. The Company’s consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The information provided herein is based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company bases these estimates on historical experience and on assumptions that it consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The effects and associated risks of these policies on its business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note C — Summary of Significant Accounting Policies to our financial statements included herein.

Revenue Recognition.  Revenue includes sales value received for the Company’s principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

Under the Company’s concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for the specified future quotational period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights and settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible.

The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered. Third-party smelting and refining costs are recorded as a reduction of revenue.

At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.

Estimates.  The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. Ore reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of its mines, the mining methods it uses and the related costs it incurs to develop and mine its reserves. Changes in these assumptions could result in material adjustments to the Company’s reserve estimates. The Company uses reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. The accounting estimates related to impairment are critical accounting estimates because the future cash flows used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans.

The Company depreciates its property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on its proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because 1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.

Ore on leach pad.  The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. In August 2007, the Company terminated mining and crushing operations at the Rochester mine as ore reserves were fully mined. Residual heap leach activities are expected to continue through 2014. The Company is working towards a potential restart of active mining at the Rochester mine in 2011. In furtherance of that, the Company recently completed a feasibility study and in October 2010 the Company received a key permitting decision record from the Bureau of Land Management (BLM) to support the resumption of active mining operations.

The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which were assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

The Company reported ore on leach pad of $18.0 million as of December 31, 2010. Of this amount, $8.0 million is reported as a current asset and $10.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease. If its estimate of ultimate recovery requires adjustment, the impact upon its valuation and upon its income statement would be as follows:

	Positive/Negative			Positive/Negative
	Change in Silver Recovery			Change in Gold Recovery
	1%	2%	3%	1%	2%	3%

Quantity of recoverable ounces	1.7 million	3.5 million	5.2 million	13,240	26,480	39,720
Positive impact on future cost of production per silver equivalent ounce for increases in recovery rates	$1.91	$2.84	$3.38	$0.89	$1.53	$2.01
Negative impact on future cost of production per silver equivalent ounce for decreases in recovery rates	$6.25	$12.04	$12.04	$1.31	$2.52	$2.52

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2009 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2010.

Mine Safety Disclosures

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. The following mine safety information is provided pursuant to this legislation.

Two of the Company’s mines, the Kensington mine and the Rochester mine, are subject to the Federal Mine Safety and Health Act of 1977 (“FMSHA”). The FMSHA is administered by the Mine Safety and Health Administration (“MSHA”).

During 2010 MSHA proposed penalties of $5,198 against the Kensington mine, issued eleven citations pursuant to Section 104 of FMSHA for violations of mandatory health or safety standards that could significantly and substantially contribute to a mine safety or health hazard. With respect to the Rochester mine, MSHA proposed penalties of $4,525 in 2010, and issued eight citations pursuant to Section 104, including one citation pursuant to Section 104(d) of FMSHA for unwarrantable failures to comply with mandatory health or safety standards.

Neither the Kensington mine nor the Rochester mine experienced mining-related fatalities during 2010 nor received written notice from MSHA pursuant to Section 104(e) of FMSHA of a pattern of violations of mandatory health or safety standards or the potential for such a pattern and issued. No orders were issued to either mine pursuant to Section 104(b) of FMSHA. MSHA did not deem any violations as flagrant pursuant to Section 110(b)(2) of MSHA and issued no imminent danger orders under Section 107(a) of FMSHA at either mine.

The Company has three legal actions pending before the Federal Mine Health Safety Review Commission, one involving the Kensington mine, located 45 miles northwest of Juneau Alaska and two involving the Rochester mine, which is located 25 miles east of Lovelock Nevada. On October 26, 2010 the Company contested a citation issued by MSHA as to the Kensington mine alleging the Company failed to report an inundation of gases in the mine in a timely manner following a blast. On March 26, 2010 the Company contested two citations issued by MSHA as to the Rochester Mine. The Rochester citations are related to the same issue as to what constitutes proper and adequate monitoring of control measures for dust, gas, mist and fume at the mine’s processing facility.

Operating Statistics and Ore Reserve Estimates

The Company’s total production, excluding discontinued operations in 2010 was 16.8 million ounces of silver and 157,062 ounces of gold, compared to 16.9 million ounces of silver and 72,112 ounces of gold in 2009. Total estimated proven and probable reserves at December 31, 2010 were approximately 227.1 million ounces of silver and 2.5 million ounces of gold, compared to silver and gold ore reserves at December 31, 2009 of approximately 269.2 million ounces and 2.9 million ounces, respectively.

The following table shows the estimated amounts of proven and probable ore reserves and mineralized material at the following Company locations at year-end 2010:

	Proven and Probable Ore Reserves					Mineralized Material
	(000’s)	Grade	Grade	(000’s)	(000’s)	(000’s)	Grade	Grade
	Tons	Ag oz/t	Au oz/t	Ounces Ag	Ounces Au	Tons	Ag oz/t	Au oz/t

Palmarejo	13,668	5.25	0.06	71,758	870	4,503	3.70	0.04
San Bartolomé	28,078	3.81	—	107,018	—	36,953	1.75	—
Kensington	5,937	—	0.24	—	1,410	2,505	—	0.19
Rochester	48,271	0.57	0.01	27,556	247	215,603	0.44	0.00
Mina Martha	45	18.61	0.02	828	1	39	14.02	0.01
Endeavor	7,077	2.82	—	19,939	—	16,535	1.82	—

Total	103,076			227,099	2,528	276,138

	Total tons	Ag oz/t	Au oz/t			Total tons	Ag oz/t	Au oz/t
	(000’s)	(Wt. Avg.)	(Wt. Avg.)			(000’s)	(Wt. Avg.)	(Wt. Avg.)

Summary by metal:
Silver	97,138	2.34	—			273,634	0.75	—
Gold	67,921	—	0.04			222,650	—	0.01

The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2010	2009	2008

PRIMARY SILVER OPERATIONS:
Palmarejo(1)
Tons milled	1,835,408	1,065,508	—
Ore grade/Ag oz	4.60	4.31	—
Ore grade/Au oz	0.06	0.06	—
Recovery/Ag oz (1)	69.8%	66.3%	—
Recovery/Au oz (1)	91.1%	88.2%	—
Silver production ounces(3)	5,887,576	3,047,843	—
Gold production ounces(3)	102,440	54,740	—
Cash operating costs/oz	$4.10	$9.80	$—
Cash cost/oz	$4.10	$9.80	$—
Total production cost/oz	$19.66	$26.80	$—
San Bartolomé
Tons milled	1,504,779	1,518,671	505,514
Ore grade/Ag oz	5.03	5.49	7.46
Recovery/Ag oz	88.6%	89.6%	75.8%
Silver production ounces(3)	6,708,775	7,469,222	2,861,500
Cash operating costs/oz	$7.87	$7.80	$8.22
Cash cost/oz	$8.67	$10.48	$10.53
Total production cost/oz	$11.72	$12.96	$12.50
Rochester(2)
Tons processed	—	—	—
Ore grade/Ag oz	—	—	—
Ore grade/Au oz	—	—	—
Recovery/Ag oz(2)	—	—	—
Recovery/Au oz(2)	—	—	—
Silver production ounces(3)	2,023,423	2,181,788	3,033,720

	2010	2009	2008

Gold production ounces(3)	9,641	12,663	21,041
Cash operating costs/oz	$2.93	$1.95	$(0.75)
Cash cost/oz	$3.78	$2.58	$(0.03)
Total production cost/oz	$4.82	$3.51	$0.75
Martha
Tons milled	56,401	109,974	57,886
Ore grade/Ag oz	31.63	36.03	49.98
Ore grade/Au oz	0.04	0.05	0.07
Recovery/Ag oz	88.3%	93.6%	93.7%
Recovery/Au oz	84.1%	87.6%	88.3%
Silver production ounces	1,575,827	3,707,544	2,710,673
Gold production ounces	1,838	4,709	3,313
Cash operating costs/oz	$13.16	$6.19	$6.87
Cash cost/oz	$14.14	$6.68	$7.57
Total production cost/oz	$20.02	$8.62	$9.38
Endeavor
Tons milled	653,550	552,799	1,030,368
Ore grade/Ag oz	1.96	1.67	1.41
Recovery/Ag oz	44.3%	49.9%	56.5%
Silver production ounces	566,134	461,800	824,093
Cash operating costs/oz	$10.15	$6.80	$2.55
Cash cost/oz	$10.15	$6.80	$2.55
Total production cost/oz	$13.66	$9.55	$4.94
GOLD OPERATIONS:
Kensington
Tons milled	174,028	—	—
Ore grade/Au oz	0.28	—	—
Recovery/Au oz	89.9%	—	—
Gold production ounces(3)	43,143	—	—
Cash operating costs/oz	$988.63	$—	$—
Cash cost/oz	$988.63	$—	$—
Total production cost/oz	$1,393.95	$—	$—
CONSOLIDATED PRODUCTION TOTALS
Silver ounces(3)	16,761,735	16,868,197	9,429,896
Gold ounces(3)	157,062	72,112	24,354
Cash operating costs/oz	$6.53	$7.03	$4.45
Cash cost per oz/silver	$7.05	$8.40	$5.58
Total production cost/oz	$14.52	$13.19	$7.16
CONSOLIDATED SALES TOTALS
Silver ounces sold(3)	17,221,335	16,310,225	8,243,096
Gold ounces sold(3)	130,142	65,607	25,887
Realized price per silver ounce	$20.99	$14.83	$13.53
Realized price per gold ounce	$1,236.80	$1,002.87	$877.55

(1)	Palmarejo commenced commercial production on April 20, 2009. Mine statistics do not represent normal operating results

(2)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the metallurgical recovery to be approximately 61% for silver and 92% for gold. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad.

(C)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

Operating Statistics From Discontinued Operations

The following table presents information for Broken Hill which was sold on July 30, 2009, effective as of July 1, 2009 and Cerro Bayo which was sold on August 9, 2010, effective as of August 1, 2010:

	2010	2009	2008

Broken Hill
Tons milled	—	827,766	1,952,066
Ore grade/Silver oz	—	1.44	0.97
Recovery/Silver oz	—	70.6%	72.5%
Silver production ounces	—	842,751	1,369,009
Cash operating cost/oz	$—	$3.40	$3.41
Cash cost/oz	$—	$3.40	$3.41
Total cost/oz	$—	$5.26	$5.24
Cerro Bayo
Tons milled	—	—	236,403
Ore grade/Ag oz	—	—	5.54
Ore grade/Au oz	—	—	0.10
Recovery/Ag oz	—	—	93.4%
Recovery/Au oz	—	—	90.2%
Silver production ounces	—	—	1,224,084
Gold production ounces	—	—	21,761
Cash operating costs/oz	—	—	$8.56
Cash cost/oz	—	—	$8.56
Total production cost/oz	—	—	$14.65

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs

The following table presents a reconciliation between non-GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, calculated in accordance with U.S. GAAP.

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Cash operating costs include all cash costs except production taxes and royalties if applicable. Total cash costs and cash operating costs are performance measures which the Comapny believes provide management and investors with an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses these measurements for the comparative monitoring of performance of its mining operations period-to-period from a cash flow perspective. “Cash operating costs per ounce” and “Total cash costs per ounce” are measures developed by precious metals companies in an effort to provide a comparable standard, however, there can be no assurance that the Company’s reporting of these non-GAAP measures is similar to that of other mining companies. Cash operating costs and total cash costs, as alternative measures, have the limitation of excluding potentially large amounts related to inventory adjustments, non-cash charges and byproduct credits. Management compensates for this limitation by using both the U.S. GAAP production costs and the non-GAAP cash costs metrics in its planning.

Production costs applicable to sales including depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with U.S. GAAP to total cash costs. The sum of the production costs applicable to sales and depreciation, depletion and amortization for the Company’s mines as set forth in the tables below is included in its Consolidated Statements of Operations and Comprehensive Loss.

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Year Ended December 31, 2010

(In thousands except ounces and		San
per ounce costs)	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	5,887,576	6,708,775	—	2,023,423	1,575,827	566,134	16,761,735
Production of gold (ounces)	—	—	43,143	—	—	—	43,143
Cash operating cost per Ag ounce	$4.10	$7.87	$—	$2.93	$13.16	$10.15	$6.53
Cash costs per Ag ounce	$4.10	$8.67	$—	$3.78	$14.14	$10.15	$7.05
Cash operating cost per Au ounce	$—	$—	$988.63	$—	$—	$—	$988.63
Cash cost per Au ounce	$—	$—	$988.63	$—	$—	$—	$988.63

Total Operating Cost (Non-U.S. GAAP)	$24,164	$52,810	$42,652	$5,932	$20,730	$5,747	$152,035
Royalties	—	5,384	—	174	1,548	—	7,106
Production taxes	—	—	—	1,540	—	—	1,540

Total Cash Costs (Non-U.S. GAAP)	24,164	58,194	42,652	7,646	22,278	5,747	160,681
Add/Subtract:
Third party smelting costs	—	—	(4,599)	—	(3,299)	(1,544)	(9,442)
By-product credit	126,588	—	—	11,756	2,192	—	140,536
Other adjustments	131	806	—	211	1,422	—	2,570
Change in inventory	(23,224)	1,022	(24,011)	5,148	4,446	(90)	(36,709)
Depreciation, depletion and amortization	91,457	19,650	17,487	1,890	7,848	1,989	140,321

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$219,116	$79,672	$31,529	$26,651	$34,887	$6,102	$397,957

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Year Ended December 31, 2009

		San
(In thousands except ounces and per ounce costs)	Palmarejo(1)	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	3,047,843	7,469,222	—	2,181,788	3,707,544	461,800	16,868,197
Production of gold (ounces)	—	—	—	—	—	—	—
Cash operating cost per Ag ounce	$9.80	$7.80	$—	$1.95	$6.19	$6.80	$7.03
Cash costs per Ag ounce	$9.80	$10.48	$—	$2.58	$6.68	$6.80	$8.40
Cash operating cost per Au ounce	$—	$—	$—	$—	$—	$—	$—
Cash cost per Au ounce	$—	$—	$—	$—	$—	$—	$—

Total Operating Cost (Non-U.S. GAAP)	$29,883	$58,293	$—	$4,236	$22,963	$3,142	$118,517
Royalties	—	19,988	—	—	1,815	—	21,803
Production taxes	—	—	—	1,401	—	—	1,401

Total Cash Costs (Non-U.S. GAAP)	29,883	78,281	—	5,637	24,778	3,142	141,721
Add/Subtract:
Third party smelting costs	(1,416)	—	—	—	(7,118)	(1,035)	(9,569)
By-product credit(2)	55,386	—	—	12,335	4,615	—	72,336
Other adjustments	20	8	—	171	669	—	868
Change in inventory	(19,028)	2,590	—	6,063	(5,048)	(38)	(15,461)
Depreciation, depletion and amortization	51,801	18,509	—	1,852	6,511	1,269	79,942

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$116,646	$99,388	$—	$26,058	$24,407	$3,338	$269,837

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Year Ended December 31, 2008

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	—	2,861,500	—	3,033,720	2,710,673	824,093	9,429,986
Production of gold (ounces)	—	—	—	—	—	—	—
Cash operating cost per Ag ounce	$—	$8.22	$—	$(0.75)	$6.87	$2.55	$4.92
Cash costs per Ag ounce	$—	$10.53	$—	$(0.03)	$7.57	$2.55	$5.92
Cash operating cost per Au ounce	$—	$—	$—	$—	$—	$—	$—
Cash cost per Au ounce	$—	$—	$—	$—	$—	$—	$—

Total Operating Cost (Non-U.S. GAAP)	$—	$23,535	$—	$(2,290)	$18,619	$2,101	$41,965
Royalties	—	6,605	—	—	1,889	—	8,494
Production taxes	—	—	—	2,188	—	—	2,188

Total Cash Costs (Non-U.S. GAAP)	—	30,140	—	(102)	20,508	2,101	52,647
Add/Subtract:
Third party smelting costs	—	—	—	—	(3,019)	(1,212)	(4,231)
By-product credit(2)	—	—	—	18,499	2,880	—	21,379
Other adjustments	—	—	—	12	470	—	482
Change in inventory	—	(12,393)	—	23,837	(3,240)	171	8,375
Depreciation, depletion and amortization	—	5,638	—	2,353	4,431	1,971	14,393

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$—	$23,385	$—	$44,599	$22,030	$3,031	$93,045

(1)	The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(2)	Amounts reflect final metal settlement adjustments.

The following tables present a reconciliation between non-GAAP cash costs per ounce to U.S. GAAP production costs applicable to sales reported in Discontinued Operations for the years ended 2010, 2009, and 2008 (see Note G — Discontinued Operations And Assets And Liabilities Held For Sale included herein):

Broken Hill	2010	2009	2008

Production of silver (ounces)	—	842,751	1,369,009
Cash operating costs per ounce	$—	$3.40	$3.41

Cash costs per ounce	$—	$3.40	$3.41

Total cash costs (Non-U.S. GAAP)	$—	$2,862	$4,670
Add/Subtract:
Third party smelting costs	—	(1,164)	(1,938)
By-product credit	—	—	—
Other adjustments	—	—	—
Change in inventory	—	39	22
Depreciation, depletion and amortization	—	1,570	2,507

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$—	$3,307	$5,261

Cerro Bayo	2010	2009	2008

Production of silver (ounces)	—	—	1,224,084
Cash operating cost per ounce	$—	$—	$8.56

Cash costs per ounce	$—	$—	$8.56

Total operating cost (Non-U.S. GAAP)	$—	$—	$10,478
Royalties	—	—	—
Production taxes	—	—	—

Total cash costs (Non-U.S. GAAP)	—	—	10,478
Add/Subtract:	—	—
Third party smelting costs	—	—	(3,818)
By-product credit	—	—	19,595
Other adjustments	—	—	(425)
Change in inventory	—	—	2,099
Depreciation, depletion and amortization	—	—	7,881

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$—	$—	$35,810

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Sales of metal from continuing operations in the year ended December 31, 2010 increased by $215.1 million, or 71.6%, from the year ended December 31, 2009 to $515.5 million. The increase was primarily due to an increase in the quantity of silver and gold ounces sold and a higher realized price per ounce for both metals in 2010. The increased sale of gold ounces was primarily due to increased gold production at the Palmarejo mine and new gold production at the Kensington mine, which began commercial operations on July 3, 2010. In 2010, the Company sold 17.2 million ounces of silver and 130,134 ounces of gold, compared to sales of 16.3 million ounces of silver and 65,607 ounces of gold in 2009 from continuing operations. In the year ended December 31, 2010, the Company realized average silver and gold prices of $20.99 per ounce and $1,237 per ounce, respectively, compared with realized average prices of $14.83 per ounce and $1,003.00 per ounce, respectively, in the prior year. Silver contributed 69.3% of sales as compared to 30.7% from gold.

Included in revenues is by-product metal sales derived from the sale of gold. In 2010, by-product revenues totaled $134.9 million compared to $61.9 million in 2009. The increase is a result of the Palmarejo mine being in operation for the full year and the Kensington mine starting commercial operations on July 3, 2010. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

In the year ended December 31, 2010, the Company’s continuing operations produced a total of 16.8 million ounces of silver and 157,062 ounces of gold compared to 16.9 million ounces of silver (excludes 842,751 ounces of silver production from Broken Hill) and 72,112 ounces of gold in 2009. The decrease in silver production at the Martha mine and the San Bartolomé mine were offset by an increase in silver production at the Palmarejo mine, which operated at full capacity during the year ended 2010. The increase in gold production is due to an increase of 47,700 ounces at the Palmarejo mine and first partial year production of 43,143 ounces at the Kensington mine, which began operations on July 3, 2010.

Production costs applicable to sales from continuing operations for the year ended 2010 increased by $66.3 million, or 34.7%, from the same period of 2009 to $257.6 million. The increase in production costs applicable to sales for the year is primarily due to the inclusion of a full year of operating costs for Palmarejo and the commencement of operations at the Kensington mine in July 2010.

Depreciation and depletion increased in the year ended December 31, 2010 by $60.2 million, or 74.0%, over the prior year, primarily due to a full year of depreciation and depletion expense from the Palmarejo mine and the inclusion of depreciation and depletion at the Kensington mine, which began operations in July 2010.

Costs and Expenses

Administrative and general expenses increased $2.1 million or 9.6% in 2010 compared to 2009 due primarily to an increase in stock-based executive compensation related to the increase in the Company’s stock price.

Exploration expenses increased by $1.2 million or 9.1% in 2010 compared to 2009 primarily as a result of increased exploration activity at and around the Company’s existing properties.

Care and maintenance and other expenses were $2.0 million, an increase of $0.6 million from 2009.

Pre-development costs were $0.9 million in 2010, primarily for pre-development activity, focused on recommencement of mining at Rochester.

Other Income and Expenses

The Company recognized $20.3 million of loss from debt extinguishments during 2010 due to the exchange of a portion of the 3.25% convertible senior notes and the 1.25% convertible senior notes for shares of common stock, and the early payment premium for the early paydown of the Senior Term Notes. The Company recognized $31.5 million of gains from debt extinguishments during 2009 from the exchange of a portion of the 3.25% convertible senior notes and the 1.25% convertible senior notes for shares of common stock.

Fair value adjustments during 2010 totaled $117.1 million, which was $34.9 million greater than in 2009. The increase in loss was primarily due to negative adjustment on the Franco-Nevada derivative of $20.0 million, a loss on the put and call options associated with the Kensington Term Facility of $12.8 million, and a loss on the gold lease facility of $0.7 million.

Interest and other income in 2010 decreased by $0.9 million compared with 2009. The decrease was primarily due to increased losses on foreign currency transactions, which was offset by the sale of the Mandalay shares of stock the Company received from the sale of Minera Cerro Bayo.

Interest expense, net of capitalized interest was $30.9 million in 2010 compared to $18.1 million in 2009. The increase in interest expense is primarily the result of increased accretion expenses for the Franco-Nevada obligation and interest expense and offering costs for the Senior Term Notes issued in February 2010. See Note L — Debt and

Royalty Obligation to our financial statements included herein, for further discussion. In addition, the Kensington project was placed into service on July 3, 2010, decreasing capitalized interest in 2010. Capitalized interest was $9.9 million in 2010 compared to $22.8 million in 2009.

Income Taxes

For the year ended December 31, 2010, the Company reported an income tax benefit of approximately $9.5 million compared to an income tax benefit of $33.1 million in 2009. The following table summarizes the components of the Company’s income tax benefit for the years ended 2010 and 2009.

	Years Ended
	December
	2010	2009

Current:
United States — Alternative minimum tax	$(482)	$(2,249)
United States — Foreign withholding tax	(1,009)	(1,509)
Argentina	(7,094)	(6,284)
Australia	(251)	592
Mexico	(316)	(124)
Bolivia	(20,268)	(2,673)
Canada	—	(53)
Deferred:
Australia	(541)	200
Bolivia	(1,388)	(6,221)
Mexico	24,371	37,681
United States	16,459	13,711

Income tax benefit (provision)	$9,481	$33,071

In 2010, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Further, the Company accrued foreign withholding taxes of approximately $1.0 million on inter-company transactions between the U.S. parent and the Argentina, Mexico and Australia subsidiaries. Finally, the Company recognized a $40.8 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $1.9 million for inflation adjustments on non-monetary assets in Bolivia.

In 2009, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Further, the Company accrued foreign withholding taxes of approximately $1.5 million on inter-company transactions between the U.S. parent and the Argentina, Mexico and Australia subsidiaries. Finally, the Company recognized a $51.4 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $6.2 million for inflation adjustments on non-monetary assets in Bolivia.

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

Effective August 9, 2010, Coeur sold its subsidiary, Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Loss from discontinued operations, net of taxes, was $6.0 million during 2010 compared to $9.6 million during 2009. In addition, the Company recognized a loss of $2.1 million, net of taxes, on the sale of Minera Cerro Bayo in 2010 and a gain of $25.5 million, net of taxes, on the sale of Broken Hill in 2009.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2010 and 2009:

	2010	2009

Sales of metal	$—	$12,108
Production costs applicable to sales	—	(2,863)
Depreciation and depletion	(2,194)	(5,765)
Administrative and general	(18)	(25)
Mining exploration	—	(2,153)
Other	(2,351)	(10,430)
Other income and expense	(145)	1,600
Income tax expense	(1,321)	(2,073)

Loss from discontinued operations	(6,029)	(9,601)
Gain (loss) on sale of net assets of discontinued operations, net of taxes	(2,095)	25,537

Net (loss) from discontinued operations	$(8,124)	$(15,936)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Sales of metal from continuing operations in the year ended December 31, 2009 increased by $171.1 million, or 132.3%, from the year ended December 31, 2008 to $300.4 million. The increase was primarily due to an increase in the quantity of silver ounces sold due to contributions from the Company’s two new mines: (i) the San Bartolomé mine which operated at full capacity during the year ended December 31, 2009 and commenced operations in June 2008; and (ii), the Palmarejo silver and gold mine which began commercial operations on April 20, 2009. In 2009, the Company sold 16.3 million ounces of silver and 65,607 ounces of gold, compared to sales of 8.2 million ounces of silver and 25,887 ounces of gold in 2008 from continuing operations. In the year ended December 31, 2009, the Company realized average silver and gold prices of $14.83 per ounce and $1,003 per ounce, respectively, compared with realized average prices of $13.53 per ounce and $878 per ounce, respectively, in the prior year.

Included in revenues is by-product metal sales derived from the sale of gold. In 2009, by-product revenues totaled $61.9 million compared to $21.4 million in 2008. The increase is a result of the Company’s Palmarejo mine being in operation since April 20, 2009. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

In the year ended December 31, 2009, the Company’s continuing operations produced a total of 16.9 million ounces of silver (excludes 842,751 ounces of silver production from Broken Hill) and 72,112 ounces of gold compared to 9.4 million ounces of silver and 24,354 ounces of gold in 2008. The increase in silver production in 2009, as compared to 2008, was primarily due to the increase of 4.6 million ounces from the San Bartolomé mine, which operated at full capacity during the year ended 2009 and commenced operations in June 2008. There was also an increase of 3.0 million ounces at the Palmarejo silver and gold mine, which began operations on April 20, 2009, and an increase of 1.0 million ounces at the Martha mine. The increase in gold production is primarily due to an increase of 54,740 ounces at the Palmarejo mine partially offset by a decrease of 8,378 ounces at the Rochester mine during 2009.

Production costs applicable to sales from continuing operations for the year ended 2009 increased by $112.7 million, or 143.2%, from the same period of 2008 to $191.3 million. The increase in production costs applicable to sales for the year is primarily due to increased production costs at the Palmarejo and San Bartolomé mines related to the commencement of operations at Palmarejo and inclusion of operating costs for San Bartolomé for the entire year ended 2009.

Depreciation and depletion increased in the year ended December 31, 2009 by $64.9 million, or 393.2%, over the prior year, primarily due to increased depreciation and depletion expense from the Palmarejo mine and a full year of depreciation and depletion expense from the San Bartolomé mine.

Costs and Expenses

Administrative and general expenses decreased $3.8 million or 14.5% in 2009 compared to 2008 due primarily to realization of cost reduction initiatives.

Exploration expenses decreased by $4.8 million or 26.8% in 2009 compared to 2008 as a result of decreased exploration activity.

Care and maintenance and other expenses increased by $1.3 million compared to 2008.

Pre-development costs were $0.1 million in 2009. Pre-development expenses of $17.0 million were recorded as a result of pre-development activities at the Palmarejo project during 2008. The Company completed its final feasibility study in the second quarter of 2008 and commenced capitalizing its mine development expenditures for the remainder of 2008 and the year ended 2009.

Other Income and Expenses

The Company recognized $31.5 million of gains from debt extinguishments during 2009 from the exchange of a portion of the 3.25% convertible senior notes and the 1.25% convertible senior notes for shares of common stock. There were no gains from debt extinguishments recorded during the year ended December 31, 2008.

Fair value adjustements during 2009 were a loss of $82.2 million. The increase was due to mark-to-market adjustments driven by higher gold and silver prices related to the Franco-Nevada royalty obligation and warrant, the gold lease facility, warrants to acquire the senior secured floating rate convertible notes, put and call options and forward foreign exchange contracts. See Note Q — Derivative Financial Instruments and Fair Value of Financial Instruments to our financial statements included herein, for further discussion.

Interest and other income in 2009 decreased by $2.4 million compared with the same period in 2008.

Interest expense, net of capitalized interest was $18.1 million in 2009 compared to $4.7 million in 2008. The increase in interest expense is related to accretion expenses for the Franco Nevada obligation, the 3.25% Convertible debentures, and interest expense for the gold lease facility and other short term borrowings and capital lease obligations. See Note L — Debt and Royalty Obligation to our financial statements included herein, for further discussion. In addition, the Palmarejo project was placed into service on April 20, 2009, thereby, decreasing capitalized interest in 2009. Capitalized interest was $22.8 million in 2009 compared to $12.2 million in 2008.

Income Taxes

For the year ended December 31, 2009, the Company reported an income tax benefit of approximately $33.1 million compared to an income tax benefit of $17.4 million in 2008. The following table summarizes the components of the Company’s income tax benefit for the years ended 2009 and 2008.

	Years Ended December 31
	2009	2008

Current:
United States — Alternative minimum tax	$(2,249)	$(644)
United States — Foreign withholding tax	(1,509)	(1,498)
Argentina	(6,284)	(2,047)
Australia	592	(1,085)
Mexico	(124)	(623)
Bolivia	(2,673)	—
Canada	(53)	(34)
Deferred:
Argentina	—	(1,410)
Australia	200	1,115
Bolivia	(6,221)	(2,480)
Mexico	37,681	(27,753)
United States	13,711	53,846

Income tax benefit (provision)	$33,071	$17,387

In 2009, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Further, the Company accrued foreign withholding taxes of approximately $1.5 million on inter-company transactions between the U.S. parent and the Argentina, Mexico and Australia subsidiaries. Finally, the Company recognized a $51.4 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences and net operating loss carryforwards in various jurisdictions (principally Mexico). The Company recognized a deferred tax provision of $6.2 million for inflation adjustments on non-monetary assets in Bolivia.

In 2008, due to higher metals prices, the Company recognized a current provision in the U.S. and certain foreign operating jurisdictions. Further, the Company accrued foreign withholding taxes of approximately $1.5 million on inter-company transactions between the U.S. parent and the Mexico, Argentina and Australia subsidiaries. The Company recognized a $31.6 million deferred tax provision primarily in Bolivia and Mexico related to higher metal prices and inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. Finally, the Company recognized a deferred tax benefit of $55.0 million related to the recognition of deferred taxes and deductible temporary differences in net operating loss carryforwards in various jurisdictions, principally in the U.S.

Results of Discontinued Operations

Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, the Broken Hill segment has been reported in discontinued operations for the two years ended December 31, 2009.

Effective August 9, 2010, the Company sold its subsidiary Compañía Minera Cerro Bayo Ltda. (“Minera Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay;

(iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. The Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Loss from discontinued operations, net of taxes, was $9.6 million during 2009 compared to income from discontinued operations of $7.5 million during 2008. The Company recognized a gain, net of taxes, of $25.5 million on the sale of Broken Hill in 2009.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Sales of metal	$12,108	$60,180
Production costs applicable to sales	(2,863)	(30,685)
Depreciation and depletion	(5,765)	(10,862)
Administrative and general	(25)	(22)
Mining exploration	(2,153)	(2,693)
Care, maintenance, and other	(10,430)	—
Write downs	—	(3,031)
Other income and expense	1,600	(1,465)
Income tax expense	(2,073)	(3,886)

Income from discontinued operations	(9,601)	7,536
Gain on sale of net assets of
discontinued operations, net of taxes	25,537	—

Net income from discontinued operations	$15,936	$7,536

Liquidity and Capital Resources

Working Capital; Cash and Cash Equivalents

The Company’s working capital at December 31, 2010 decreased by $1.9 million to a deficit of approximately $4.5 million compared to a working capital deficit of approximately $2.6 million at December 31, 2009. The ratio of current assets to current liabilities was 0.98 to 1 at December 31, 2010 compared to 0.99 to 1 at December 31, 2009.

Net cash provided by operating activities in 2010 was $165.6 million compared with net cash provided by operating activities of $60.1 million in 2009 and net cash used by operating activities of $7.4 million in 2008.

A total of $131.7 million was used in investing activities in 2010 compared to $146.8 million used in 2009. This decrease included a $62.2 million decrease in capital expenditures from $218.2 million in 2009 to $156.0 million in 2010. This was offset by lower cash proceeds from the sale of investments and assets in 2009.

The Company’s financing activities provided $9.5 million of cash during 2010 compared to net cash provided by financing activities of $88.7 million in 2009. The decrease in net cash provided by financing activities was primarily due to payments on the gold production royalty and payments under the gold lease facility. In addition, the Company issued $100 million in Senior Term Notes on February 10, 2010 and subsequently paid $67.8 million in principal, interest, and associated costs within the year. Cash and cash equivalents increased by $43.3 million to $66.1 million as of December 31, 2010, compared to an increase of $2.0 million in 2009.

Liquidity

As of December 31, 2010, the Company’s cash, equivalents and short-term investments totaled $66.1 million. As of the date of this Form 10-K, the Company estimates its cash, equivalents and short-term investments to be $60.0 — million (See Note W — Subsequent Events to our financial statements included herein). During 2010, the Company received approximately $100.0 million of cash proceeds from the Senior Secured Notes, $4.9 million from sales/leaseback transactions, $18.4 million from the gold lease facility, $76.2 million from borrowings (primarily draws on the Kensington Term Facility) and $6.2 million related to the sale of Minera Cerro Bayo in August of 2010. (See Note G — Discontinued Operations and Assets and Liabilities Held for Sale to our financial statements included herein).

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

Capitalized Expenditures

During 2010, capital expenditures totaled $156.0 million, which was a $62.2 million decrease from 2009 expenditures of $218.2 million. The Company spent $54.2 million at the Palmarejo project, $92.7 million for construction and development activities at the Kensington project, $6.2 million for the development of the San Bartolomé project, $0.1 million at the Martha mine, $2.3 million at the Rochester mine, and $0.4 million on other capital purchases.

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

On July 16, 2010 the Company and MIC entered into an Amendment No. 4 to the Second Amended and Restated Collateral Agreement to increase the availability under the facility. Under the amended agreement, the maximum amount the Company may lease under the facility, aggregated with lease fees, is $49.5 million. In addition, the amended agreement provides for a customary commitment fee. On December 23, 2010, the Company entered into an Amendment No. 5 to the second Amended and Restated Collateral Agreement, lowering the value of the collateral required to secure its obligations to 30% of the outstanding amount, including lease fees. The Company is not obligated to enter into any additional leases as of December 31, 2010.

The collateral agreement contains usual and customary covenants and agreements, including limitations on the Company’s ability to sell or grant liens in the collateral, as well as covenants as to cooperation, payment of charges and protection of security. The collateral agreement and the master lease agreement governing the gold lease facility both contain customary events of default.

As of December 31, 2010, the Company had 10,000 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on a scheduled delivery date in the first quarter of 2011. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2010, and 2009, based on the current futures metals prices for each of the delivery dates and using a 3.1% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $14.1 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to-market adjustments for the gold lease facility amounted to a gain of $2.9 million for the twelve months ended December 31, 2010 and loss of $6.3 million for the twelve months ended December 31, 2009. The Company recorded realized losses of $10.1 million and $0.2 million for the twelve months ended December 31, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

Debt and Capital Resources

3.25% Convertible Senior Notes due 2028

As of December 31, 2010, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million or $43.2 million net of debt discount.

On March 18, 2008, the Company completed an offering of $230.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2028. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.

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

As of December 31, 2010, $99.7 million of the 3.25% Convertible Senior Notes due 2028 had been repurchased in exchange for 6.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $48.7 million ($43.2 million net of debt discount). The Company recognized a loss on the repurchase of $8.6 million reflected in Gain (Loss) on debt extinguishments.

The fair value of the notes outstanding, as determined by market transactions at December 31, 2010, and 2009, was $48.2 million and $131.3 million, respectively. The carrying value of the equity component at December 31, 2010, and 2009 was $10.9 million and $33.4 million, respectively.

For the periods ended December 31, 2010, and 2009, interest expense was $2.4 million and $5.9 million, respectively. Accretion of the debt discount was $3.0 million for the period ended December 31, 2010, and $7.1 million for the period ended December 31, 2009. The debt discount remaining at December 31, 2010 was $5.4 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.

1.25% Convertible Senior Notes due 2024

As of December 31, 2010 the balance of the 1.25% Convertible Senior Notes was $1.9 million.

During the year ended December 31, 2010, $20.4 million of the 1.25% Convertible Senior Notes due 2024 were repurchased in exchange for an aggregate 1.2 million shares of the Company’s common stock. During January 2011, $945,000 of the 1.25% Convertible Senior Notes were repurchased pursuant to a put right of the noteholders, and the remaining $914,000 of the 1.25% Convertible Senior Notes were redeemed, in each case for cash at 100% of the principal amount of the notes, plus accrued and unpaid interest.

The 1.25% Convertible Notes due 2024 were convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.

The terms of the 1.25% Convertible Senior Notes due 2024 required the Company to make semi-annual interest payments. The notes were redeemable at the option of the Company before January 18, 2011 if the closing price of the Company’s common stock over a specified number of trading days exceeded 150% of the conversion price, and at anytime commencing January 18, 2011. Before January 18, 2011, the redemption price was equal to 100% of the principal amount of the notes, plus an amount equal to 8.75% of the principal amount of the notes, less the amount of any interest actually paid on the notes on or prior to the redemption date. Commencing January 18, 2011, the redemption price was equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. The maturity date of the notes was January 15, 2024.

The terms of the 1.25% Convertible Senior Notes permitted each holder of the notes to require the Company to repurchase some or all of the holder’s notes on January 15, 2011, January 15, 2014 and January 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders also had the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest.

The fair value of the notes outstanding, as determined by market transactions on December 31, 2010, and 2009, was $1.8 million and $22.8 million, respectively.

Interest on the notes for the year ended December 31, 2010 was $28,100. Interest on the notes for the year ended December 31, 2009 was $1.5 million.

Senior Term Notes due December 31, 2012

As of December 31, 2010 the balance of the Senior Term Notes was $30.0 million.

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

In December 2010, pursuant to privately-negotiated purchase agreements, the Company re-purchased $36.7 million aggregate principal amount of the Notes for approximately $43.4 million.

For the twelve months ended December 31, 2010, the Company paid in cash $57.5 million in principal and $3.3 million in interest and issued 1,060,413 shares of its common stock in connection with the quarterly payments. The effective interest rate for the twelve months ended December 31, 2010 was approximately 6.5%. The effective interest rate does not include a loss of $10.0 million for twelve months ended December 31, 2010 realized in connection with quarterly debt payments and early payoff premiums. The loss is recorded in Gain (loss) on debt extinguishments and the Company anticipates additional losses on debt repayments in the future.

Kensington Term Facility

As of December 31, 2010 the balance of the Kensington Term Facility was $74.2 million.

On October 27, 2009, Coeur Alaska Inc. (“Coeur Alaska”), a wholly-owned subsidiary of the Company, entered into a $45.0 million secured term facility to finance construction at the Company’s Kensington mine located north of Juneau, Alaska. On December 20, 2010, the agreement was amended and restated to allow borrowings up to $100 million and to define a payment schedule through December 31, 2015. Coeur Alaska’s obligations under the Kensington term facility are secured by all of Coeur Alaska’s assets and the land mineral rights and infrastructure at the Kensington mine, as well as a pledge of the shares of Coeur Alaska owned by the Company, and are guaranteed by the Company. In connection with the amendment of the credit facility, the guarantee was amended to provide that the Company will limit borrowings or asset dispositions by its Bolivian subsidiary Empresa Minera Manquiri S.A.

Borrowings under the amended Credit Facility bear interest at a rate equal to LIBOR plus 4.5% per year. Interest of $1.7 million was capitalized into the loan balance for the year ended December 31, 2010.

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

As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 187,500 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 182,500 ounces of gold were outstanding at December 31, 2010. The weighted average put feature of each collar is $911.99 and the weighted average call feature of each collar is $1,795.18. Collars protecting 125,000 ounces of gold were outstanding at December 31, 2009. The weighted average put feature of each collar is $862.50 and the weighted average call feature of each collar is $1,688.50.

Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Kensington term facility are permissible, subject to certain conditions pertaining to minimum notice and minimum reduction amounts. In addition, voluntary prepayments and reductions are subject to payment of customary break costs. The Kensington term facility requires Coeur Alaska to maintain accounts for a debt service reserve and project proceeds. Coeur Alaska has pledged each of these accounts to Credit Suisse under account pledge agreements.

The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40% and that the ratio of project cash flow to debt service shall be at least 125%. Project covenants include covenants as to performance of sales contracts, maintenance and management.

The negative covenants include limitations (each of which is subject to customary exceptions for financings of this type) on Coeur Alaska’s ability to grant liens, enter into mergers, pay dividends or other distributions or incur additional debt. The Amended Credit Facility also contains customary events of default (subject to grace periods and exceptions).

Bank Loans

On September 1, 2010, Empresa Minera Manquiri borrowed $0.5 million pursuant to a short-term bank loan from Banco Bisa bearing interest at 4% to fund working capital requirements. The short-term loan was scheduled to mature on February 23, 2011. As of December 31, 2010, there were no amounts outstanding with Banco Bisa.

On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of December 31, 2010 the outstanding balance was $1.1 million.

On April 14, 2010, Empresa Minera Manquiri borrowed $2.5 million pursuant to a short-term bank loan from Banco de Credito de Bolivia bearing interest at rates ranging from 4.5% to 5.25% to fund working capital requirements. The short-term borrowings mature and renew every 60 days. As of December 31, 2010, there were no amounts outstanding with Banco de Credito de Bolivia.

On March 3, 2010, the Company’s wholly owned Mexican subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”) entered into three bank loans in the aggregate amount of $5.2 million with Fideicomiso de Fomento Minero (FIFOMI). These loans are intended to fund working capital requirements guaranteed by the Company and are secured by certain machinery and equipment. The bank loans bear interest at 13.45% and mature after 36 to 60 months. At December 31, 2010, there were no amounts outstanding with FIFOMI.

On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of December 31, 2010, the outstanding balance was $2.5 million. The bank loan matures on November 17, 2011.

On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of December 31, 2010, the outstanding balance was $1.2 million.

Palmarejo Gold Production Royalty Obligation

On January 21, 2009, the Company’s wholly-owned subsidiary, Coeur Mexicana SA de CV, entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. Coeur Mexicana received total consideration of $78.0 million consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. On September 19, 2010, the warrant was exercised and the related shares were sold for $10.0 million.

The royalty agreement provides for a minimum obligation to be paid in monthly payments on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2010, payments had been made on a total of 79,879 ounces of gold with further payments to be made on an additional 320,121 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the twelve months ended December 31, 2010, the Company paid $43.1 million in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.

The Company used an implicit interest rate of 27.8% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the twelve months ended December 31, 2010 and 2009, of $20.5 million and $19.1 million, respectively. As of December 31, 2010, and 2009, the remaining minimum obligation under the royalty agreement was $80.3 million and $84.8 million, respectively.

The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. These derivative instruments are recorded in prepaid expenses and other and current or non-current portion of royalty obligation on the balance sheet and are adjusted to fair value through current earnings. During the twelve months ended December 31, 2010, mark-to-market adjustments for the embedded derivative amounted to a loss of $84.0 million and mark-to-market adjustments for the warrants were a gain of $3.5 million. For the same period in 2009, a loss of $78.0 million was recorded for mark-to-market adjustments for the embedded derivative and a gain of $3.3 million were recorded for the warrants. For the twelve months ended December 31, 2010, realized losses on settlement of the liabilities were $18.2 million. For the twelve months ended December 31, 2009, realized losses on settlements of liabilities were $3.5 million. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the consolidated statement of operations. Please see Note Q — Derivative Financial Instruments and Fair Value of Financial Instruments — Palmarejo Gold Production Royalty to our financial statements included herein, for further discussion of the embedded derivative feature of the royalty agreement.

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the twelve months ended December 31, 2010, 2009 and 2008, the Company capitalized interest of $9.9 million, $22.8 million and $12.2 million, respectively.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1- 3 Years	3-5 Years	5 Years

Long-term debt obligation:
Convertible debt(1)	$50,517	$1,859	$—	$—	$48,658
Senior Secured Notes(2)	30,000	15,000	15,000	—	—
Interest on debt	37,216	6,618	6,778	3,262	20,558
Kensington Term Facility(3)	74,231	25,908	40,796	7,527	—

	191,964	49,385	62,574	10,789	69,216

Capital lease obligations(4)	42,312	17,663	23,207	1,442	—
Operating lease obligations:
Hyak Mining Lease	6,347	254	508	508	5,077
Operating leases	3,354	2,027	1,143	184	—

	9,701	2,281	1,651	692	5,077
Other long-term obligations:
Reclamation and mine closure(5)	67,794	1,305	3,811	11,324	51,354
Lines of credit and other financing	4,832	4,790	42	—	—
Severance payments(6)	6,579	523	1,193	—	4,863
Gold Lease Facility(7)	14,128	14,128	—	—	—
Palmarejo Royalty Obligation(8)	356,405	55,818	105,448	113,735	81,404

	449,738	76,564	110,494	125,059	137,621

Total	$693,715	$145,893	$197,926	$137,982	$211,914

(1)	On March 18, 2008, the Company completed an offering of $230 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2028. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company. Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on March 15, 2013, March 15, 2015,

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

During the year ended December 31, 2010, $20.4 million of the 1.25% Convertible Senior Notes due 2024 were repurchased in exchange for an aggregate 1.2 million shares of the Company’s common stock. Since the year end, $945,000 of the 1.25% Convertible Senior Notes were repurchased pursuant to a put right of the noteholders, and the remaining $914,000 of the 1.25% Convertible Senior Notes were redeemed, by the company, in each case for $1,000 in cash per $1,000 in principal amount, plus accrued and unpaid interest.

The $1.9 million principal amount of 1.25% Convertible Senior Notes due 2024 outstanding at December 31, 2010 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014 and 2019 unless previously redeemed at a conversion rate of approximately 131.5789 shares of Coeur common stock per $1,000 principal amount of Notes, representing a conversion price of $7.60 per share, subject to adjustment in certain events.

The Company was required to make semi-annual interest payments on the 1.25% Convertible Senior Notes due 2024. The notes were redeemable at the option of the Company before January 18, 2011, if the closing price of the Company’s common stock over a specified number of trading days has exceeded 150% of the conversion price, and anytime thereafter. The notes have had no other funding requirements until maturity on January 15, 2024.

(2)	On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued 297,455 shares of its common stock valued at $4.2 million as financing costs. The principal of the notes is payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company has the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes is 6.5%, but the payments for principal and interest due on any payment date are computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date. In December 2010, pursuant to privately-negotiated purchase agreements, the Company re-purchased $36.7 million aggregate principal amount of the Notes for approximately $43.4 million. For the twelve months ended December 31, 2010, the Company paid in cash $57.5 million in principal and $3.3 million in interest and issued 1,060,413 shares of its common stock in connection with the quarterly payments. The effective interest rate for the twelve months ended December 31, 2010 was approximately 6.5%. The effective interest rate does not include a loss of $10.0 million for twelve months ended December 31, 2010 realized in connection with quarterly debt payments and early payoff premiums. The loss is recorded in Gain (loss) on debt extinguishments and the Comapny anticipates additional losses on debt repayments in the future. As of December 31, 2010 the balance of the Senior Term Notes was $30.0 million.

(3)	Coeur Alaska entered into a $45.0 million secured term facility with Credit Suisse as arranger, security agent, facility agent and hedge provider, and the lender party thereto, to finance construction at the Company’s Kensington mine located north of Juneau, Alaska. On December 20, 2010, Coeur Alaska and Coeur amended and restated this secured term facility with Credit Suisse AG as arranger, security agent, facility agent and lender and Credit Suisse International as hedge provider. As amended, the Kensington term facility permits borrowings of up to $100 million and expires December 31, 2015. Amounts may be borrowed under the Kensington term facility to finance general corporate and working capital purposes of Coeur Alaska or Coeur, to fund certain capital expenditures or to repay certain obligations. Coeur Alaska’s obligations under the Kensington term facility are secured by all of its assets and the land mineral rights and infrastructure at the Kensington mine, as well as a pledge of the Coeur Alaska shares owned by Coeur, and are guaranteed by Coeur. In connection with the amendment of the credit facility, the guarantee was amended to provide that the Company will limit borrowings or asset dispositions by its Bolivian subsidiary Empresa Minera Manquiri S.A.

(4)	The Company has entered into various capital lease agreements for commitments principally over the next three years.

(5)	Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on the table are undiscounted.

(6)	Severance amounts represent a termination benefit program at the Rochester mine and accrued benefits for government mandated severance at the Palmarejo mine, Martha mine and San Bartolomé mine.

(7)	On December 18, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). Currently 10,000 ounces of gold are leased from MIC to the Company, for which the Company received proceeds of $11.9 million.

(8)	On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from its Palmarejo silver and gold mine in Mexico. Coeur received total consideration of $78.0 million consisting of $75.0 million in cash, plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3.0 million at closing of the Franco-Nevada transaction. The royalty obligation is payable in an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the market price of gold in excess of $400 (increasing by 1% per annum beginning on the fourth anniversary of the transaction). The minimum royalty obligation commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold. Amounts shown in table are undiscounted.

Environmental Compliance Expenditures

For the years ended December 31, 2010, 2009, and 2008, the Company expended $7.7 million, $5.8 million and $8.1 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities. In addition, the Company has incurred reclamation costs of $0.8 million, $1.5 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008. Such costs stem from activities including monitoring, earth moving water treatment and re-vegetation activities.

The Company estimates that environmental compliance expenditures during 2011 will be approximately $5.9 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Adopted Accounting Standards

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

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets in prepaid expenses and other or as derivative liabilities in accrued liabilities and other on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement.

At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.

The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, Mexico and Argentina, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company from time to time enters into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

During 2010 and the fourth quarter of 2009, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine.

At December 31, 2010, the Company had MXP foreign exchange contracts of $28.8 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.63 MXP to each U.S. dollar and had a fair value of $4,000 at December 31, 2010. The Company recorded unrealized gains (losses) of ($1.3) million, $1.3 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is reflected in the gain (loss) on derivatives. The Company recorded realized gains (losses) of $1.6 million, $1.5 million and $(0.6) million in production costs applicable to sales during the years ended December 31, 2010, 2009 and 2008, respectively.

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

On July 16, 2010 the Company and MIC entered into an Amendment No. 4 to the Second Amended and Restated Collateral Agreement to increase the availability under the facility. Under the amended agreement, the maximum amount the Company may lease under the facility, aggregated with lease fees, is $49.5 million. In addition, the amended agreement provides for a customary commitment fee. On December 23, 2010, the Company entered into an Amendment No. 5 to the second Amended and Restated Collateral Agreement, lowering the value of the collateral required to secure its obligations to 30% of the outstanding amount, including lease fees. The Company is not obligated to enter into any additional leases as of December 31, 2010.

The collateral agreement contains usual and customary covenants and agreements, including limitations on the Company’s ability to sell or grant liens in the collateral, as well as covenants as to cooperation, payment of charges and protection of security. The collateral agreement and the master lease agreement governing the gold lease facility both contain customary events of default.

As of December 31, 2010, the Company had 10,000 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on a scheduled delivery date in the first quarter of 2011. As of December 31, 2010, the Company is required to pledge certain metal inventory held by a refiner as collateral under the facility. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2010, and 2009, based on the current futures metals prices for each of the delivery dates and using a 3.1% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $14.1 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to market adjustments for the gold lease facility amounted to a gain of $2.9 million for the twelve months ended December 31, 2010 and loss of $6.3 million for the twelve months ended December 31, 2009. The Company recorded realized losses of $10.1 million and $0.2 million for the twelve months ended December 31, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

During the twelve months ended December 31, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $2.1 million for the twelve months ended December 31, 2010, included in fair value adjustments, net. During the twelve months ended December 31, 2009, the Company recorded realized gains of $0.9 million, included in Fair value adjustments, net.

As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 187,500 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program took the form of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 182,500 ounces of gold were outstanding at December 31, 2010. The weighted average put feature of each collar is $911.99 and the weighted average call feature of each collar is $1795.18.

On January 21, 2009, the Company’s wholly-owned subsidiary, Coeur Mexicana SA de CV, entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico. Coeur Mexicana received total consideration of $78.0 million consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. On September 19, 2010, the warrant was exercised and the related shares were sold for $10.0 million.

The royalty agreement provides for a minimum obligation to be paid in monthly payments on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2010, payments had been made on a total of 79,879 ounces of gold with further payments to be made on an additional 320,121 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the twelve months ended December 31, 2010, the Company paid $43.1 million in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.

The Company used an implicit interest rate of 27.8% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the twelve months ended December 31, 2010, and 2009 of $20.5 million and $19.1 million, respectively. As of December 31, 2010, and 2009, the remaining minimum obligation under the royalty agreement was $80.3 million and $84.8 million, respectively.

The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note Q — Derivative Financial Instruments and Fair Value of Financial Instruments to our financial statements included herein, for further discussion of the embedded derivative feature of the royalty agreement.

Item 8.	Financial Statements and Supplementary Data

The financial statements required hereunder and contained herein are listed under “Item 15. Exhibits, Financial Statement Schedules” below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based upon those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO, and its report dated March 1, 2011, which is included in this Form 10-K immediately preceding the Company’s audited financial statements, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

As of the filing of this 10-K, Mitchell Krebs, our chief financial officer, is our principal accounting officer and Mr. Angelos has ceased to act as principal accounting officer.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, filed pursuant to Regulation 14A or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report”.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, filed pursuant to Regulation 14A or amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2010 Summary Compensation Table,” “2010 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2010 Fiscal Year End,” “2010 Option Exercises and Stock Vested,” “Pension Benefits and Non-Qualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders filed pursuant to Regulation 14A or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 regarding the Company’s equity compensation plans.

			Number of shares remaining
	Number of shares to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(a)
	(1)	(1)	(1)

Equity compensation plans approved by security holders	330,840	$24.60	4,219,762
Equity compensation plans not approved by security holders	—	—	—

Total	330,840	$24.60	4,219,762

(1)	Amounts include 100,828 performance shares which are issued at the end of the three year service period if certain market conditions are met and the recipient remains an employee of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Certain Related Person Transactions” and “Committees of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders, pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in “Item 8. Financial Statements and Supplementary Data”.

Consolidated Balance Sheets — December 31, 2010 and 2009.

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

(b) Exhibits: The following listed documents are filed as Exhibits to this report:

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended effective May 26, 2009. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).
3.2	Certificate of Designation, Preferences and Rights of the Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999 (Incorporated herein by reference to Exhibit 3.C to the Registrant’s Annual Report on Form 10-K filed on March 21, 2003).
3.3	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007 (Incorporated herein by reference to Exhibit 3(G) to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008).
3.4	Bylaws of the Registrant, as amended effective July 16, 2007 (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2007).
4.1	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).
4.2	Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3.25% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008).
4.3	First Supplemental Indenture dated as of March 18, 2008 to Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3.25% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008).
4.4	Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of February 5, 2010 (Incorporated by herein reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).
4.5	First Supplemental Indenture between the Company and The Bank of New York Mellon, as trustee, dated as of February 5, 2010 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).
4.6	Form of Senior Term Note due December 31, 2012, dated February 5, 2010 (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010).
10.1	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10(pp) to the Registrant’s Annual Report on Form 10-K filed on March 29, 1995).*
10.2	Amended and Restated 2005 Non-Employee Directors’ Equity Incentive Plan, as amended for the Registrant’s reverse stock split. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010).*
10.3	Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005).
10.4	Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2005).
10.5	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*

10.6	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*
10.7	Form of Non-Qualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*
10.8	Form of Performance Share Award Agreement (Incorporated herein by reference to Exhibit 10(i) to the Registrant’s Annual Report on form 10-K filed on February 26, 2010).*
10.9	Form of Performance Unit Award Agreement (Incorporated herein by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010).*
10.10	Form of Cash Settled Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010).*
10.11	Form of Cash-Settled Stock Appreciation Rights Award Agreement (Incorporated here in by reference to Exhibit 10(l) to the Registran’s Annual Report on form 10-K filed on February 26, 2010).*
10.12	Amended and Restated Silver Sale and Purchase Agreement, dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006).
10.13	Supplemental Agreement in respect of the Amended and Restated Silver Sale and Purchase Agreement, dated January 29, 2008, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Incorporated herein by reference to Exhibit 10(cc) to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008).
10.14	Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).*
10.15	Deed of Termination, dated July 15, 2009, of the Silver Sale Agreement, dated September 8, 2005, between the Registrant, Perilya Broken Hill Ltd. and CDE Australia Pty. Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009.)
10.16	Term Facility Agreement dated October 27, 2009 by and among Coeur Alaska Inc. and the financial institutions listed in schedule I thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2009).
10.17	Guarantee and Indemnity Agreement dated October 27, 2009 between the Registrant and Credit Suisse, as Security Agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 2, 2009).
10.18	Capital Expenditure and Cost Overrun Guarantee and Indemnity Agreement dated October 27, 2009 among the Registrant, Coeur Alaska Inc. as Borrower and Credit Suisse, as Security Agent (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 2, 2009).
10.19	Securities Purchase Agreement among the Company, Sonoma Capital Offshore, Ltd., Sonoma Capital, L.P., Manchester Securities Corp, JGB Capital L.P., JGB Capital Offshore Ltd. and SAMC LLC, dated as of February 5, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010)
10.20	Second Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).*
10.21	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).*
10.22	Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).*
10.23	Amended and Restated Employment Agreement, dated December 31, 2008, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).*

10.24	First Amendment to Restated Employment Agreement, dated July 31, 2009, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).*
10.25	Second Amendment to Restated Employment Agreement, dated March 2, 2010, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).*
10.26	Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010).*
10.27	Two-Way Metals Lease Agreement, dated December 12, 2008, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010).
10.28	Second Amended and Restated Collateral agreement, dated as of August 7, 2009, among the Registrant, CDE Australia Pty Ltd and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2010).
10.29	Amendment No. 4 to Second Amended and Restated Collateral Agreement, dated as of July 16, 2010, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2010).
10.30	Amendment No. 1 to Two-Way Metal Lease Agreement and Amendment No. 5 to Second Amended and Restated Collateral Agreement, dated as of December 23, 2010, between the Registrant and Mitsubishi International Corporation.
10.31	First Amendment to Second Amended and Restated Employment Agreement, effective August 6, 2010, between the Company and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2010).*
10.32	Third Amendment to Restated Employment Agreement, effective August 6, 2010 between the Company and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*
10.33	Second Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*
10.34	Second Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and Kelli C. Kast. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*
10.35	Third Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*
10.36	Amended and restated Term Facility Agreement, dated as of December 20, 2010, among Coeur Alaska Inc. as Borrower, Credit Suisse AG as Arranger, Security Agent, Facility Agent and lender and Credit Suisse International as Hedge Provider. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010).
10.37	Letter, dated December 20, 2010, from the Company to Credit Suisse A.G. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010).
12	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).
21	List of subsidiaries of the Registrant. (Filed herewith).
23	Consent of KPMG LLP (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation
(Registrant)

Date: March 1, 2011	By:	/s/ Dennis E. Wheeler Dennis E. Wheeler (Chairman, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis E. Wheeler Dennis E. Wheeler	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ Mitchell J. Krebs Mitchell J. Krebs	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

/s/ James J. Curran James J. Curran	Director	March 1, 2011

/s/ Sebastian Edwards Sebastian Edwards	Director	March 1, 2011

/s/ Andrew D. Lundquist Andrew D. Lundquist	Director	March 1, 2011

/s/ Robert E. Mellor Robert E. Mellor	Director	March 1, 2011

/s/ John H. Robinson John H. Robinson	Director	March 1, 2011

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director	March 1, 2011

/s/ Michael Bogert Michael Bogert	Director	March 1, 2011

/s/ Timothy R. Winter Timothy R. Winter	Director	March 1, 2011

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010
COEUR D’ALENE MINES CORPORATION
COEUR D’ALENE, IDAHO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boise, Idaho
March 1, 2011

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands,
	except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,118	$22,782
Receivables	58,880	58,981
Ore on leach pad (Note C )	7,959	9,641
Metal and other inventory (Note I)	118,340	67,712
Restricted assets	25	2,275
Prepaid expenses and other	14,889	24,645

	266,211	186,036
NON-CURRENT ASSETS
Property, plant and equipment	668,101	539,037
Mining properties (Note K)	2,122,216	2,240,056
Ore on leach pad, non-current portion (Note C)	10,005	14,391
Restricted assets (Note C)	29,028	26,546
Receivables, non current	42,866	37,534
Debt issuance costs, net	4,333	3,544
Deferred tax assets (Note N)	804	2,355
Other	13,963	4,536

TOTAL ASSETS	$3,157,527	$3,054,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$88,321	$77,003
Accrued liabilities and other	18,608	33,517
Accrued income taxes	28,397	11,783
Accrued payroll and related benefits	17,953	9,815
Accrued interest payable	834	1,744
Current portion of capital leases and other debt obligations	63,317	15,403
Current portion of royalty obligation (Note L and Q)	51,981	34,672
Current portion of reclamation and mine closure (Note M)	1,306	4,671

	270,717	188,608
NON-CURRENT LIABILITIES
Long-term debt (Note L)	130,067	185,397
Non-current portion of royalty obligation (Note L and Q)	190,334	128,107
Reclamation and mine closure (Note M)	27,779	35,241
Deferred income taxes (Note N)	474,264	511,837
Other long-term liabilities	23,599	6,799

	846,043	867,381
COMMITMENTS AND CONTINGENCIES
(See Notes L, M, O, P, Q, R, S, and U)
SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 89,315,767 issued at December 31, 2010 and 80,310,347 shares issued at December 31, 2009	893	803
Additional paid-in capital	2,578,206	2,444,262
Accumulated deficit	(538,332)	(447,024)
Accumulated other comprehensive income	—	5

	2,040,767	1,998,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,157,527	$3,054,035

See accompanying notes to consolidated financial statements

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share data)

Sales of metal	$515,457	$300,361	$129,285
Production costs applicable to sales	(257,636)	(191,311)	(78,652)
Depreciation and depletion	(141,619)	(81,376)	(16,499)

Gross profit	116,202	27,674	34,134
COSTS AND EXPENSES
Administrative and general	24,176	22,070	25,825
Exploration	14,249	13,056	17,838
Care and maintenance and other	1,987	1,371	124
Pre-development	890	97	16,950

Total cost and expenses	41,302	36,594	60,737

OPERATING INCOME (LOSS)	74,900	(8,920)	(26,603)
OTHER INCOME AND EXPENSE
Gain (loss) on debt extinguishments	(20,300)	31,528	—
Fair value adjustments, net	(117,094)	(82,227)	1,756
Interest and other income	771	1,648	4,023
Interest expense, net of capitalized interest	(30,942)	(18,102)	(4,726)

Total other income and expense	(167,565)	(67,153)	1,053

Loss from continuing operations before income taxes	(92,665)	(76,073)	(25,550)
Income tax benefit	9,481	33,071	17,387

Loss from continuing operations	(83,184)	(43,002)	(8,163)
Income (loss) from discontinued operations, net of income taxes	(6,029)	(9,601)	7,536
Gain (loss) on sale of net assets of discontinued operations, net of taxes $0.0 million for 2010 and $6.5 million for 2009	(2,095)	25,537	—

NET LOSS	(91,308)	(27,066)	(627)
Other comprehensive loss	(5)	—	(634)

COMPREHENSIVE LOSS	$(91,313)	$(27,066)	$(1,261)

BASIC AND DILUTED LOSS PER SHARE
Basic income per share:
Loss from continuing operations	$(0.95)	$(0.60)	$(0.15)
Income (loss) from discontinued operations	(0.10)	0.22	0.14

Net loss	$(1.05)	$(0.38)	$(0.01)

Diluted income per share:
Loss from continuing operations	$(0.95)	$(0.60)	$(0.15)
Income (loss )from discontinued operations	(0.10)	0.22	0.14

Net loss	$(1.05)	$(0.38)	$(0.01)

Weighted average number of shares of common stock
Basic	87,185	71,565	55,073
Diluted	87,185	71,565	55,073

See accompanying notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common				Shares	Other
	Stock	Common	Additional		Held in	Comprehensive
	Shares	Stock	Paid-In Capital	Accumulated Deficit	Treasury	Income (Loss)	Total
	(In thousands)

Balances at January 1, 2008	55,151	$552	$2,158,697	$(419,331)	$(13,190)	$639	$1,727,367
Net loss	—	—	—	(627)	—	—	(627)
Effect of change in accounting for convertible debt instrument	—	—	49,841	—	—	—	49,841
Conversions of Senior Secured Floating Rate Convertible Notes to common stock	1,591	16	7,115	—	—	—	7,131
Unrealized loss on short-term investments and marketable securities, net	—	—	—	—	—	(716)	(716)
Common stock issued under long- term incentive plans, net	38	—	2,834	—	—	—	2,834
Other	—	—	—	—	—	82	82

Balances at December 31, 2008	56,780	$568	$2,218,487	$(419,958)	$(13,190)	$5	$1,785,912
Net loss	—	—	—	(27,066)	—	—	(27,066)
Reclassification of liability for embedded conversion option upon adoption of new accounting standard	—	—	21,566	—	—	—	21,566
Fractional shares purchased related to reverse stock split	(1)	—	(36)	—	—	—	(36)
Conversion of Senior Secured Floating Rate Convertible Notes to common stock	8,666	87	27,670	—	—	—	27,757
Common stock issued to extinguish debt	14,866	148	187,597	—	—	—	187,745
Retirement of treasury shares	(106)	(1)	(13,189)	—	13,190	—	—
Common stock issued under long-term incentive plans, net	105	1	2,167	—	—	—	2,168

Balances at December 31, 2009	80,310	$803	$2,444,262	$(447,024)	$—	$5	$1,998,046
Net loss	—	—	—	(91,308)	—	—	$(91,308)
Common stock issued for payment of principal, interest and financing fees on 6.5% Senior Secured Notes	1,357	13	19,993	—	—	—	113,370
Common stock issued to extinguish 3.25% and 1.25% debt	7,639	77	113,357	—	—	—	20,070
Other	—	—	—	—	—	(5)	(5)
Common stock issued/cancelled under long-term incentive plans, net	10	—	594	—	—	—	594

Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$—	$—	$2,040,767

See accompanying notes to consolidated financial statements

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,308)	$(27,066)	$(627)
Add (deduct) non-cash items:
Depreciation and depletion	143,813	87,140	27,362
Amortization of debt discount and debt issuance costs	3,374	504	2,064
Accretion of royalty obligation	19,018	14,209	—
Deferred income taxes	(37,628)	(43,061)	(23,165)
Loss (gain) on debt extinguishment	20,300	(31,528)	—
Fair value adjustments	115,458	81,035	1,888
Loss on foreign currency transactions	3,867	546	2,216
Share-based compensation	7,217	4,876	2,692
Loss on sale of asset backed securities	—	600	2,600
Loss (gain) on asset retirement obligation	(167)	1,181	(3,169)
Gain on sales of assets	(25)	(31,988)	(632)
Environmental remediation	—	5,040	—
Other non-cash charges	—	—	413
Changes in operating assets and liabilities:
Receivables and other current assets	(6,228)	(10,592)	(19,414)
Prepaid expenses and other	5,871	(3,728)	476
Inventories	(47,887)	(26,804)	4,799
Accounts payable and accrued liabilities	29,888	39,783	(4,870)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	165,563	60,147	(7,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(5,872)	(24,012)	(336,350)
Proceeds from sales of investments	24,244	38,531	375,047
Capital expenditures	(155,994)	(218,235)	(365,019)
Proceeds from sales of assets	6,211	57,364	133
Other	(284)	(494)	(47)

CASH USED IN INVESTING ACTIVITIES	(131,695)	(146,846)	(326,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of gold production royalty	—	75,000	—
Additions to restricted assets associated with Kensington Term Facility	(2,353)	(966)	—
Payments on gold production royalty	(43,125)	(15,762)	—
Proceeds from issuance of notes and bank borrowings	176,166	40,804	297,395
Payments on notes, long-term debt, capital leases, credit facility, and associated costs	(104,595)	(26,226)	(32,261)
Proceeds from gold lease facility	18,445	5,108	—
Payments of gold lease facility	(37,977)	(1,627)	—
Proceeds from sale-leaseback transactions	4,853	12,511	—
Payments of common stock and debt issuance costs	(2,232)	(121)	(9,476)
Proceeds from exercise of stock options	286	—	34

CASH PROVIDED BY FINANCING ACTIVITIES	9,468	88,721	255,692

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,336	2,022	(77,911)
Cash and cash equivalents at beginning of year	22,782	20,760	98,671

Cash and cash equivalents at end of year	$66,118	$22,782	$20,760

See accompanying notes to consolidated financial statements

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise specified)

NOTE A —	NATURE OF OPERATIONS

The Company is a large primary silver producer with significant gold assets located in North America and is engaged, through its subsidiaries, in the operation and ownership, development and exploration of silver and gold mining properties and companies located primarily within South America (Argentina and Bolivia), Mexico (Chihuahua), the United States (Nevada and Alaska) and Australia (New South Wales). Coeur is an Idaho corporation incorporated in 1928.

NOTE B —	BASIS OF PRESENTATION

These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (U.S. GAAP).

Effective July 1, 2009, the Company sold its interest in silver contained at the Broken Hill mine. On August 9, 2010, the Company sold its 100% interest in the Cerro Bayo mine. Consequently, for all of the periods presented, income (loss) from Cerro Bayo and Broken Hill have been presented within discontinued operations in the consolidated statements of operations.

NOTE C —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empresa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Coeur Argentina S.R.L. and CDE Australia Pty. Ltd. The consolidated financial statements also include all entities in which voting control of more than 50% is held by the Company. The Company has no investments in entities in which it has greater than 50% ownership interest accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation. Investments in corporate joint ventures where the Company has ownership of 50% or less and funds its proportionate share of expenses are accounted for under the equity method. The Company has no investments in entities in which it has a greater than 20% ownership interest accounted for using the cost method.

Recently Adopted Accounting Pronouncements: In January 2010, Accounting Standards Codification (ASC) guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liability that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The update had no effect on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note F — Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.

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

Under the Company’s concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market metal prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

based on the average applicable price for the specified future quotational period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights and settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting. The embedded derivative is recorded as a derivative asset in prepaid expenses and other assets or as a derivative liability in accrued liabilities and other on the consolidated balance sheet and is adjusted to fair value through revenue each period until the date of final gold and silver settlement. The form of the material being sold, after deduction for smelting and refining, is in an identical form to that sold on the London Bullion Market. The form of the product is metal in flotation concentrate, which is the final process for which the Company is responsible. Revenue includes the sales of by-product gold from the Company’s silver mining operations.

The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third-party smelting and refining costs of $8.6 million, $6.7 million and $4.2 million in 2010, 2009 and 2008, respectively, are recorded as a reduction of revenue.

At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $10,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $1,200.

Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major international banks and financial institutions located principally in the United States with a minimum credit rating of A1 as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.

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

The Company completed a technical and economic study in early 2010 demonstrating the viability of an expansion of mining and leaching operations at its Rochester mine through 2017. The Company prepared an Amended Plan of Operations for resumption of mining within the existing and permitted Rochester Pit and construction of an additional heap leach pad, all within the currently permitted mine boundary. In October 2010, the Bureau of Land Management issued a positive Decision Record for the mine to extend silver and gold mining operations under this plan.

The Company used several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body was drilled in preparation for the blasting process, samples were taken of the drill residue which were assayed to determine estimated quantities of contained metal. The Company estimated the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processed the ore through crushing facilities where the output was again weighed and sampled for assaying. A metallurgical

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

reconciliation with the data collected from the mining operation was completed with appropriate adjustments made to previous estimates. The crushed ore was then transported to the leach pad for application of the leaching solution. As the leach solution was collected from the leach pads, it was continuously sampled for assaying. The quantity of leach solution was measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

The Company reported ore on the leach pads of $18.0 million as of December 31, 2010. Of this amount, $8.0 million is reported as a current asset and $10.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

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

Drilling and related costs incurred at the Company’s operating mines are expensed as incurred as exploration expense, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. All other drilling and related costs, including those beyond the boundaries of the development and production stage properties, are expensed as incurred.

Drilling and related costs of approximately $3.7 million and $2.8 million, respectively, at December 31, 2010 and December 31, 2009, met the criteria for capitalization listed above at the Company’s properties that are in the development and production stages.

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

Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total probability-weighted estimate of future cash flows on an undiscounted

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

basis are less than the carrying amount of the assets, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group, as determined through the application of present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and required capital investment, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

As of December 31, 2010, continued suspension of mining operations above the 4,400 meter level at the San Bartolomé mine and declining ore reserves at the Martha mine prompted an impairment review of the carrying value of these mines. The review determined that there were no impairments for the San Bartolome and Martha mines. The impairment assessment compared the cumulative undiscounted prospective cash flows of each mine to the sum of the carrying values of the long-lived assets at San Bartolomé and Martha mines as of December 31, 2010.

Restricted Assets: The Company, under the terms of its credit facility, self insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2010 and December 31, 2009, the Company held certificates of deposit and cash under these agreements of $29.1 million and $28.8 million, respectively, restricted for these purposes. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term. Under the terms of the Company’s Kensington Term Facility, the Company is required to reserve cash for 66.6% of the next payment of principal. At December 31, 2010, the Company had debt service costs reserved under this facility of $3.3 million, which were included in the long-term restricted cash amount of $29.0 million.

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

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net loss.

Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments are recorded each period in fair value adjustments, net.

Stock-based Compensation Plans: The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) awards using the Black-Scholes option pricing model. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock based compensation are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2009 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no significant accrued interest or penalties at December 31, 2010.

Comprehensive Loss: Comprehensive loss includes net loss as well as changes in stockholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive loss include the following:

	2010	2009	2008

Net loss	$(91,308)	$(27,066)	$(627)
Unrealized loss on marketable securities	—	—	(716)
Other	(5)	—	82

Comprehensive loss	$(91,313)	$(27,066)	$(1,261)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Net Income Per Share: Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive stock options and convertible senior notes outstanding as of December 31, 2010, 2009 and 2008 are as follows:

	Year Ended			Year Ended			Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands except for EPS)

Basic EPS
Loss from continuing operations	$(83,184)	87,185	$(0.95)	$(43,002)	71,565	$(0.60)	$(8,163)	55,073	$(0.15)
Income (loss) from discontinued operations	(8,124)	87,185	$(0.10)	15,936	71,565	$0.22	7,536	55,073	$0.14

Net loss	$(91,308)	87,185	$(1.05)	$(27,066)	71,565	$(0.38)	$(627)	55,073	$(0.01)
Effect of Dilutive Securities
Equity awards	—	—		—	—		—	—
Convertible notes	—	—	—	—	—	—	—	—	—

Diluted EPS
Loss from continuing operations	$(83,184)	87,185	$(0.95)	$(43,002)	71,565	$(0.60)	$(8,163)	55,073	$(0.15)
Income (loss) from discontinued operations	(8,124)	87,185	$(0.10)	15,936	71,565	$0.22	7,536	55,073	$0.14

Net loss	$(91,308)	87,185	$(1.05)	$(27,066)	71,565	$(0.38)	$(627)	55,073	$(0.01)

For the year ended December 31, 2010, 1,296,231 shares of common stock equivalents related to convertible debt and 496,291 equity based awards have not been included in the diluted per share calculation as the Company has recorded a net loss from continuing operations for the period and therefore they would be anti-dilutive. The options outstanding at December 31, 2010 expire between 2011 and 2020. For the year ended December 31, 2009, 1,514,460 common stock equivalents, related to convertible debt and 663,365 options were not included in the computation of diluted per share calculations as the Company had recorded a net loss from continuing operations for the period. For the year ended December 31, 2008, 2,368,421 common stock equivalents, related to convertible debt and 371,224 options were not included in the computation of diluted per share calculations as the Company had recorded a net loss from continuing operations for the period. Potentially dilutive shares issuable upon conversion of the 3.25% Convertible Senior Notes were not included in the computation of diluted EPS for the years ended December 31, 2010, 2009, and 2008 because there is no excess conversion value over the principal amount of the notes.

Supplemental Cash Flow Information: The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

Non-cash financing and investing activities:	2010	2009	2008

Capital expenditures(1)	$(2,589)	$(22,501)	$15,287
Capital lease obligations	23,437	20,421	(938)
Non-cash capitalized interest	3,778	6,765	6,477
Non-cash interest paid with stock	1,756	2,177	—

Other cash flow information:

Interest paid	12,676	12,809	9,361
Capitalized interest	9,885	22,839	12,247
Income taxes paid	9,998	8,963	13,071

(1)	Accrued capital expenditures are recognized in the consolidated statements of cash flows in the period in which they are paid.

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

Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows for the periods presented. The most significant reclassifications were to reclassify the Broken Hill and Cerro Bayo statements of operations from historical presentation to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented. In addition, certain immaterial reclassifications related to the payment of the Franco-Nevada royalty obligation and the gold lease facility amounting to $6 million were reclassified from operating activities to financing activities in the consolidated statement of cash flows for the year ended December 31, 2009.

NOTE D —	CORRECTION OF AN IMMATERIAL ERROR

In the fourth quarter of 2010, the Company identified an error in the amount of income tax benefit recognized in 2009. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 108 and determined that the error was immaterial to previously reported amounts contained in its periodic reports and the Company intends to correct this error through subsequent periodic filings. The effect of recording this immaterial correction in the balance sheet as of December 31, 2009 and statements of operations for the fiscal year and quarterly periods impacted during 2009 and 2010 are listed below. Also included in the tables is the impact of the Cerro Bayo discontinued operation in order to clearly show the changes to the previously reported balances — see Note G — Discontinued Operations and Assets and Liabilities Held For Sale.

	As
As of and for the year	Previously	Discontinued
ended December 31, 2009	Reported	Operations	Adjustment	As Revised

Income tax benefit (provision)	25,921	2,309	4,841	33,071
Income (loss) from continuing operations	(64,893)	17,050	4,841	(43,002)
Net income (loss)	(31,907)	—	4,841	(27,066)

Deferred income taxes	516,678	—	(4,841)	511,837
Accumulated deficit	(451,865)	—	4,841	(447,024)
Total shareholders’ equity	1,993,205	—	4,841	1,998,046

	As
As of and for the quarter	Previously	Discontinued
ended March 31, 2009 (unaudited)	Reported	Operations	Adjustment	As Revised

Income tax benefit (provision)	85	(339)	1,390	1,136
Income (loss) from continuing operations	4,385	1,704	1,390	7,479
Net income (loss)	6,058	—	1,390	7,448

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	As
As of and for the quarter	Previously	Discontinued
ended June 30, 2009 (unaudited)	Reported	Operations	Adjustment	As Revised

Income tax benefit (provision)	3,893	—	1,296	5,189
Income (loss) from continuing operations	9,897	—	1,296	11,323
Net income (loss)	11,609	—	1,296	12,905

As of and for the	As
quarter ended	Previously	Discontinued
September 30, 2009 (unaudited)	Reported	Operations	Adjustment	As Revised

Income tax benefit (provision)	13,428	—	577	14,005
Income (loss) from continuing operations	(36,691)	—	577	(36,114)
Net income (loss)	(17,283)	—	577	(16,706)

	As
As of and for the quarter	Previously	Discontinued
ended March 31, 2010 (unaudited)	Reported	Operations	Adjustment	As Revised

Income tax benefit (provision)	11,495	243	(4,841)	6,997
Income (loss) from continuing operations	(8,017)	2,812	(4,841)	(10,046)
Net income (loss)	(8,017)	—	(4,841)	(12,858)

NOTE E —	RECENTLY ADOPTED ACCOUNTING STANDARDS

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

NOTE F —	FAIR VALUE MEASUREMENTS

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted market prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$11	$11	$—	$—
Restricted certificates of deposit	2,965	2,965	—	—
Gold forward contract	425	425	—	—
Put and call options	5,403	5,403	—	—
Silver ounce receivable from Mandalay	1,594	—	1,594	—
Other derivative instruments, net	1,685	—	1,685	—

	$12,083	$8,804	$3,279	$—

Liabilities:
Gold lease facility	$2,213	$—	$2,213	$—
Royalty obligation embedded derivative	162,003	—	162,003	—
Put and call options	20,151	20,151	—	—

	$184,367	$20,151	$164,216	$—

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Restricted certificates of deposit	$5,440	$5,440	$—	$—
Franco-Nevada warrant	3,339	—	3,339	—
Put and call options	9,115	9,115	—	—
Other derivative instruments, net	1,379	—	1,379	—

	$19,273	$14,555	$4,718	$—

Liabilities:
Gold lease facility	$5,098	$—	$5,098	$—
Royalty obligation embedded derivative	78,013	—	78,013	—
Put and call options	9,958	9,958	—	—

	$93,069	$9,958	$83,111	$—

The Company’s cash equivalents are recorded at face value or cost plus accrued interest, which approximate fair value because of the short maturity of these investments. These investments are classified within Level 1 of the fair value hierarchy.

The Company’s short and long term certificates of deposits and other derivative instruments, are valued using quoted market prices based on forward curves. Such instruments are classified within Level 1 of the fair value hierarchy.

The company’s derivative instruments related to gold forward contracts and put and call options are valued using quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. Such instruments are classified within Level 1 of the fair value hierarchy.

The Company’s derivative instruments related to the silver ounce receivable from Mandalay, gold lease facility, royalty obligation embedded derivative, other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, and the Franco Nevada warrant, are valued using pricing models which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

The Company had no Level 3 financial assets and liabilities as of December 31, 2010 and 2009.

NOTE G —	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In August 2010, the Company sold its 100% interest in its subsidiary Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011 with, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million, which were valued at $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

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

The following table details selected financial information included in income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008:

Year Ended
December 31, 2010
Cerro Bayo Mine

Sales of metal	$—
Production costs applicable to sales	—
Depreciation and depletion	(2,194)
Administrative and general	(18)
Mining exploration	—
Care and maintenance and other	(2,351)
Other income and expense	(145)
Income tax expense	(1,321)

Income from discontinued operations	(6,029)
Loss on sale of net assets of discontinued operations, net of tax of $0.0 million	(2,095)

$(8,124)

	Year Ended December 31, 2009
	Cerro Bayo Mine	Broken Hill	Total

Sales of metal	$1,673	$10,435	$12,108
Production costs applicable to sales	(1,211)	(1,652)	(2,863)
Depreciation and depletion	(4,195)	(1,570)	(5,765)
Administrative and general	(25)	—	(25)
Mining exploration	(2,153)	—	(2,153)
Care and maintenance and other	(10,430)	—	(10,430)
Other income and expense	1,600	—	1,600
Income tax benefit (expense)	(2,309)	236	(2,073)

Income from discontinued operations	(17,050)	7,449	(9,601)
Gain on sale of net assets of discontinued operations, net of tax of $6.5 million	—	25,537	25,537

	$(17,050)	$32,986	$15,936

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	Year Ended December 31, 2008
	Cerro Bayo Mine	Broken Hill	Total

Sales of metal	$41,589	$18,591	$60,180
Production costs applicable to sales	(27,930)	(2,755)	(30,685)
Depreciation and depletion	(8,356)	(2,506)	(10,863)
Administrative and general	(22)	—	(22)
Mining exploration	(2,692)	—	(2,693)
Write downs and other	(3,031)	—	(3,031)
Other income and expense	(1,466)	—	(1,466)
Income tax benefit (expense)	113	(3,999)	(3,886)

	$(1,795)	$9,331	$7,536

NOTE H —	INVESTMENTS AND OTHER MARKETABLE SECURITIES

The Company classifies its short-term investments as available-for-sale securities. The securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. There were no short-term investments on hand as of December 31, 2010, and 2009.

The Company acquired shares of Mandalay as part of the sale of the Cerro Bayo mine (see Note G — Discontinued Operations and Assets and Liabilities Held for Sale). These shares were sold in December 2010. The following is a summary of the shares acquired and sold in 2010 (in thousands):

	Shares	Value

Balance at December 31, 2009	—	$—
Acquisitions	17,857	4,867
Unrealized Gain	—	—
Realized Gain	—	1,043
Proceeds	(17,857)	(5,910)

Balance at December 31, 2010	—	$—

NOTE I —	METAL AND OTHER INVENTORY

Inventories consist of the following:

	December 31,
	2010	2009

Concentrate and dorè inventory	$81,059	$39,487
Supplies	37,281	28,225

Metal and other inventory	$118,340	$67,712

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE J —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2010	2009

Land	$713	$1,133
Building improvements	516,792	386,780
Machinery and equipment	242,684	232,205
Capitalized leases for machinery, equipment, and buildings	72,326	48,298

	832,515	668,416
Accumulated depreciation and amortization	(164,414)	(129,379)

	$668,101	$539,037

The Company’s capital expenditures were as follows:

	Years Ended December 31,
	2010	2009	2008

Rochester	$2,349	$310	$635
Martha	100	1,575	4,503
San Bartolomé	6,159	11,091	120,872
Kensington	92,730	41,289	41,614
Palmarejo	54,226	162,697	162,202
Endeavor	—	—	26,513
Other	430	1,273	8,680

Net asset additions	$155,994	$218,235	$365,019

At December 31, 2010, 2009 and 2008, approximately $11.7 million, $14.2 million and $36.7 million, respectively, of invoices for capital expenditures remained in accounts payable and for purposes of the consolidated cash flows were treated as non-cash transactions.

Minimum future lease payments under capital and operating leases at December 31, 2010 are as follows:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2011	$17,663	$2,120
2012	16,834	975
2013	6,373	155
2014	1,442	96
2015 and thereafter	—	88

Total minimum payments due	42,312	$3,434
Less: Amount representing interest	(3,070)

Present value of net minimum lease payments	39,242
Less: Current maturities	(15,759)

Non-current portion	$23,483

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The Company has entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income for all operating lease agreements was $10.5 million, $5.7 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE K —	MINING PROPERTIES

	San
December 31, 2010	Bartolomé	Martha	Palmarejo	Rochester	Endeavor	Kensington	Other	Total

Operational mining properties:	$66,655	$10,096	$128,734	$99,720	$—	$317,156	$—	$622,361
Accumulated depletion	(10,031)	(9,998)	(22,655)	(97,435)	—	(9,092)	—	(149,211)

	56,624	98	106,078	2,285	—	308,064	—	473,150
Mineral interest	26,642	—	1,657,188	—	44,033	—	—	1,727,863
Accumulated depletion	(4,027)	—	(68,026)	—	(6,886)	—	—	(78,939)

	22,615	—	1,589,162	—	37,147	—	—	1,648,924
Non-producing and development properties	—	—	—	—	—	—	142	142

								—
Total mining properties	$79,239	$98	$1,695,240	$2,285	$37,147	$308,064	$142	$2,122,216

	San
December 31, 2009	Bartolomé	Martha	Cerro Bayo(A)	Palmarejo	Rochester	Endeavor	Kensington	Other	Total

Operational mining properties:	$67,327	$10,000	$43,554	$113,167	$97,435	$—	$—	$—	$331,483
Accumulated depletion	(5,793)	(8,968)	(25,679)	(7,232)	(97,435)	—	—	—	(145,107)

	61,534	1,032	17,875	105,935	—	—	—	—	186,376
Mineral interest	26,642	—	—	1,657,188	—	44,033	—	—	1,727,863
Accumulated depletion	(2,284)	—	—	(24,171)	—	(4,897)	—	—	(31,352)

	24,358	—	—	1,633,017	—	39,136	—	—	1,696,511
Non-producing and development properties	—	—	—	—	—	—	357,027	142	357,169

Total mining properties	$85,892	$1,032	$17,875	$1,738,952	$—	$39,136	$357,027	$142	$2,240,056

(A)	In August 2010, the Company sold its 100% interest in Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”).

Operational Mining Properties

Palmarejo:  Palmarejo is located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine commenced production in April 2009.

San Bartolomé Mine:  The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state owned mining organization, (“COMIBOL”). The Company commenced commercial production at San Bartolomé in June 2008.

Kensington:  The Kensington mine is an underground gold mine and consists of the Kensington and adjacent Jualin properties located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company commenced commercial production July 3, 2010.

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

Martha Mine:  The Martha mine is an underground silver mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. In December 2007, the Company completed a 240 tonne per day flotation mill, which produces a flotation concentrate.

Mineral Interests

Endeavor Mine:  On May 23, 2005, CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”) acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), for $44.0 million, including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition to these upfront payments, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and was 50% of the amount by which the silver price exceeded $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are developed. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interest acquired and is being amortized using the units of production method.

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until such time as CDE Australia had received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever was later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce threshold and therefore, CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of the silver price sharing provision. CDE Australia has received approximately 3.0 million payable ounces to-date and the current ore reserve contains approximately 7.9 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

Non-Producing and Development Properties

The Company has no significant non-producing or development properties as of December 31, 2010.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE L — DEBT AND ROYALTY OBLIGATION

	December 31, 2010		December 31, 2009
	Current	Non-Current	Current	Non-Current

3.25% Convertible Senior Notes due March 2028	$—	$43,220	$—	$125,323
1.25% Convertible Senior Notes due January 2024	1,859	—	—	22,232
Senior Term Notes due December 2012	15,000	15,000	—	—
Kensington Term Facility	25,908	48,322	—	15,464
Capital lease obligations	15,759	23,483	11,102	19,204
Bank loans	4,791	42	4,301	3,174

	$63,317	$130,067	$15,403	$185,397

3.25% Convertible Senior Notes

As of December 31, 2010, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $43.2 million net of debt discount.

On March 18, 2008, the Company completed an offering of $230 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2028. The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.

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

During the year ended December 31, 2010, $99.7 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 6.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $48.7 million ($43.2 million net of debt discount).

During the year ended December 31, 2009, $81.6 million of the 3.25% Convertible Senior Notes due 2028 were repurchased in exchange for 4.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $148.4 million ($125.3 million net of debt discount).

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The fair value of the notes outstanding, as determined by market transactions at December 31, 2010, and 2009, was $48.2 million and $131.3 million, respectively. The carrying value of the equity component at December 31, 2010 and 2009 was $10.9 million and $33.4 million, respectively.

During the year ended December 31, 2008, the Company recorded $45.0 million of debt discount and the effective interest rate on the notes increased to 8.9%, including the accretion of the debt discount.

For the years ended December 31, 2010 and 2009 interest expense recognized was $2.4 million and $5.9 million, respectively, and accretion of the debt discount was $3.0 million and $7.1 million, respectively. The debt discount remaining at December 31, 2010 was $5.4 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.

1.25% Convertible Senior Notes

As of December 31, 2010 the balance of the 1.25% Convertible Senior Notes was $1.9 million.

The remaining $1.9 million principal amount of 1.25% Convertible Notes due 2024 outstanding at December 31, 2010 are convertible into shares of common stock at the option of the holder on January 15, 2011, 2014, and 2019, unless previously redeemed, at a conversion price of $76.00 per share, subject to adjustment in certain circumstances.

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

During the year ended December 31, 2010, $20.4 million of the 1.25% Convertible Senior Notes due 2024 were repurchased in exchange for an aggregate 1.2 million shares of the Company’s common stock.

During the year ended December 31, 2009, $157.8 million of the 1.25% Convertible Senior Notes due 2024 were repurchased in exchange for an aggregate 10.4 million shares of the Company’s common stock.

The fair value of the notes outstanding, as determined by market transactions on December 31, 2010, and 2009, was $1.8 million and $22.8 million, respectively.

Interest on the notes for the year ended December 31, 2010 was $28.1 thousand. Interest on the notes for the year ended December 31, 2009 was $1.5 million.

Senior Term Notes due December 31, 2012

As of December 31, 2010 the balance of the Senior Term Notes was $30.0 million.

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

In December 2010, pursuant to privately-negotiated purchase agreements, the Company re-purchased $36.7 million aggregate principal amount of the Notes for approximately $43.4 million.

For the twelve months ended December 31, 2010, the Company paid in cash $57.5 million in principal and $3.3 million in interest and issued 1,060,413 shares of its common stock, valued at $15.8 million, in connection with the quarterly payments. In addition, a loss of $10.0 million for twelve months ended December 31, 2010 realized in connection with quarterly debt payments and early payoff premiums. The loss is recorded in Gain (loss) on debt extinguishments.

Kensington Term Facility

As of December 31, 2010 the balance of the Kensington Term Facility was $74.2 million.

On October 27, 2009, Coeur Alaska Inc. (“Coeur Alaska”), a wholly-owned subsidiary of the Company, entered into a $45.0 million secured term facility to finance construction at the Company’s Kensington mine located north of Juneau, Alaska. On December 20, 2010, the agreement was amended and restated to allow borrowings up to $100 million and to define a payment schedule through December 31, 2015. Coeur Alaska’s obligations under the Kensington term facility are secured by all of Coeur Alaska’s assets and the land mineral rights and infrastructure at the Kensington mine, as well as a pledge of the shares of Coeur Alaska owned by the Company, and are guaranteed by the Company. In connection with the amendment of the credit facility, the guarantee was amended to provide that the Company will limit borrowings or asset dispositions by its Bolivian subsidiary Empresa Minera Manquiri S.A.

Borrowings under the amended Credit Facility bear interest at a rate equal to LIBOR plus 4.5% per year. Interest of $1.7 million was capitalized into the loan balance for the year ended December 31, 2010.

The Company is also subject to financial covenants including (i) guarantor tangible net worth; (ii) borrower tangible net worth; (iii) debt to equity ratio; and (iv) debt service coverage. Events of default in the Kensington term facility include (i) a cross-default of other indebtedness; (ii) a material adverse effect; (iii) loss of or failure to obtain applicable permits; or (iv) failure to achieve final completion date.

As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 187,500 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. One contract with collars protecting 182,500 ounces of gold were outstanding at December 31, 2010. The weighted average put feature of each collar is $911.99 and the weighted average call feature of each collar is $1,795.18. One contract with collars protecting 125,000 ounces of gold were outstanding at December 31, 2009. The weighted average put feature of each collar is $862.50 and the weighted average call feature of each collar is $1,688.50.

Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Kensington term facility are permissible, subject to certain conditions pertaining to minimum notice and minimum reduction amounts. In addition, voluntary prepayments and reductions are subject to payment of customary break costs. The Kensington term facility requires Coeur Alaska to maintain accounts for a debt service reserve and project proceeds. Coeur Alaska has pledged each of these accounts to Credit Suisse under account pledge agreements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of project cash flow to debt service shall be at least 125%, and the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management.

Bank Loans

On September 1, 2010, Empresa Minera Manquiri borrowed $0.5 million pursuant to a short-term bank loan from Banco Bisa bearing interest at 4% to fund working capital requirements. The short-term loan was scheduled to mature on February 23, 2011. As of December 31, 2010, there were no amounts outstanding with Banco Bisa.

On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of December 31, 2010 the outstanding balance was $1.1 million.

On April 14, 2010, Empresa Minera Manquiri borrowed $2.5 million pursuant to a short-term bank loan from Banco de Credito de Bolivia bearing interest at rates ranging from 4.5% to 5.25% to fund working capital requirements. The short-term borrowings mature and renew every 60 days. As of December 31, 2010, there were no amounts outstanding with Banco de Credito de Bolivia.

On March 3, 2010, the Company’s wholly owned Mexican subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”) entered into three bank loans in the aggregate amount of $5.2 million with Fideicomiso de Fomento Minero (FIFOMI). These loans are intended to fund working capital requirements guaranteed by the Company and are secured by certain machinery and equipment. The bank loans bear interest at 13.45% and mature after 36 to 60 months. At December 31, 2010, there were no amounts outstanding with FIFOMI.

On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of December 31, 2010, the outstanding balance was $2.5 million. The bank loan matures on November 17, 2011.

On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of December 31, 2010, the outstanding balance was $1.2 million.

Palmarejo Gold Production Royalty Obligation

On January 21, 2009, the Company’s wholly-owned subsidiary, Coeur Mexicana SA de CV, entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. Coeur Mexicana received total consideration of $78.0 million consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. In September, 2010, the warrant was exercised and the related shares were sold for $10.0 million.

The royalty agreement provides for a minimum obligation to be paid in monthly payments on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2010, payments had

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

been made on a total of 79,879 ounces of gold with further payments to be made on an additional 320,121 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the twelve months ended December 31, 2010, the Company paid $43.1 million in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.

The Company used an implicit interest rate of 27.8% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the twelve months ended December 31, 2010 and 2009, of $20.5 million and $19.1 million, respectively. As of December 31, 2010 and 2009, the remaining minimum obligation under the royalty agreement was $80.3 million and $84.8 million, respectively.

The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note Q — Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.

Interest Expense

The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the twelve months ended December 31, 2010, 2009 and 2008, the Company expensed interest of $30.9 million, $18.1 million and $4.7 million, respectively.

	Years Ended December 31,
	2010	2009	2008

3.25% Convertible Senior Notes due March 2028	$2,394	$5,875	$5,856
1.25% Convertible Senior Notes due January 2024	28	1,454	2,250
Senior Term Notes due December 2012	5,074	—	—
Kensington Term Facility	2,017	85	—
Senior Secured Floating Rate Convertible Notes due 2012	—	887	1,136
Capital lease obligations	2,122	1,149	2,071
Bank loans	1,423	818	1,374
Gold Lease Facility	677	1,522	60
Accretion of Franco Nevada royalty obligation	20,502	19,054	—
Amortization of debt issuance costs	4,047	989	1,477
Accretion of debt discount	2,543	9,094	2,749
Capitalized interest	(9,885)	(22,825)	(12,247)

Total interest expense	30,942	18,102	4,726

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the twelve months ended December 31, 2010, 2009 and 2008, the Company capitalized interest of $9.9 million, $22.8 million and $12.2 million, respectively.

Minimum Debt Repayments

The following is the Company’s scheduled minimum debt repayments at December 31, 2010:

Minimum
December 31,	Debt Repayments(1)

2011	$103,375
2012	82,537
2013	78,749
2014	62,975
2015	58,287
Thereafter	130,061

515,984
Debt discount	(119,527)
Present value of net scheduled lease payments (See Note I)	39,242

$435,699

(1)	Includes gold production royalty obligation payments due to Franco-Nevada Corporation for royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.

NOTE M —	RECLAMATION AND MINE CLOSURE COSTS

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

At December 31, 2010 and 2009, $27.3 million and $38.2 million, respectively, was accrued for reclamation obligations related to currently producing and developmental mineral properties. These amounts are included in reclamation and mine closure liabilities.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2010 and 2009:

	Years Ended
	2010	2009

Asset retirement obligation — January 1	$38,193	$34,662
Adjustment to remove Cerro Bayo Disc. Operations(A)	(13,081)	—
Accretion	2,334	3,018
Additions and changes in estimates	(104)	1,490
Settlements	(40)	(977)

Asset retirement obligation — December 31	$27,302	$38,193

(A)	In August 2010, the Company sold its 100% interest in Compañía Minera Cerro Bayo (“Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”).

In addition, the Company has accrued $1.8 million and $1.7 million as of December 31, 2010 and 2009, respectively, for environmental remediation liabilities related to former mining operations. These amounts are also included in reclamation and mine closure liabilities.

NOTE N —	INCOME TAXES

The components of loss from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008

United States	$(37,710)	$25,650	$(125)
Foreign	(54,955)	(101,723)	(25,425)

Total	$(92,665)	$(76,073)	$(25,550)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The components of the consolidated income tax benefit (provision) from continuing operations were as follows:

	Years Ended December 31,
	2010	2009	2008

Current:
United States — Alternative minimum tax	$(482)	$(2,249)	$(644)
United States — Foreign withholding tax	(1,009)	(1,509)	(1,498)
Argentina	(7,094)	(6,284)	(2,047)
Australia	(251)	592	(1,085)
Mexico	(316)	(124)	(623)
Bolivia	(20,268)	(2,673)	—
Canada	—	(53)	(34)
Deferred:
Argentina	—	—	(1,410)
Australia	(541)	200	1,115
Bolivia	(1,388)	(6,221)	(2,480)
Mexico	24,371	37,681	(27,753)
United States	16,459	13,711	53,846

Income tax benefit	$9,481	$33,071	$17,387

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31
	2010	2009	2008

Tax benefit from continuing operations	$32,433	$26,625	$8,942
State tax provision from continuing operations	4,726	2,282	766
Percentage depletion and related deductions	3,093	2,726	3,890
Change in valuation allowance	2,734	20,303	6,417
Non-deductible imputed interest	(1,718)	(1,986)	(2,168)
Uncertain tax positions	(299)	898	(2,665)
U.S. and foreign non-deductible expenses	(9,052)	(3,619)	(2,642)
Partially reinvested	—	—	19,886
Foreign exchange rates	(7,066)	2,339	(6,663)
Foreign inflation and indexing	(3,352)	(2,635)	1,425
Foreign tax rate differences	(9,861)	(11,993)	(6,684)
Foreign withholding taxes	(2,986)	(1,509)	(1,604)
Other, net	829	(360)	(1,513)

	$9,481	$33,071	$17,387

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

As of December 31, 2010 and 2009, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31
	2010	2009

Deferred tax liabilities:
Mineral properties	$450,902	$458,204
Foreign subsidiaries — unremitted earnings	154,610	136,783
Property, plant and equipment, net	73,168	41,237

	678,680	636,224

Deferred tax assets:
Net operating loss carryforwards	167,281	166,234
Foreign subsidiaries — future tax credits	61,724	18,115
Royalty and other long-term debt	51,134	23,335
Capital loss carryforwards	42,830	8,558
Asset retirement obligation	9,003	9,327
Unrealized foreign currency loss and other	4,857	5,550
Accrued expenses	19,929	8,561
Tax credit carryforwards	11,127	9,518
Inventory	3,050	593

	370,935	249,791
Valuation allowance	(165,955)	(123,049)

	204,980	126,742

Net deferred tax liabilities	$(473,700)	$(509,482)

The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Years Ended December 31
	2010	2009

U.S.	$121,159	$76,904
Argentina	7,591	4,760
Canada	6,720	6,727
New Zealand	28,790	28,516
Other	1,695	1,440

	$165,955	$118,347

The Company continues to monitor the valuation allowance quarterly, and will make the appropriate adjustments as necessary should circumstances change.

U.S. GAAP requires the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a Company’s financial statements. U.S. GAAP prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a return.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is as follows:

Unrecognized tax benefits at January 1, 2010	$748
Gross increase to current period tax positions	328
Gross decrease to prior period tax positions	—

Unrecognized tax benefits at December 31, 2010	$1,076

The Company has decided to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense and has recorded approximately $0.04 million during 2010.

The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions and various others. To the extent there are loss carryovers in any such jurisdictions, the statute of limitations generally remains open.

The Company has previously determined the earnings from certain foreign jurisdictions were not indefinitely reinvested. Accordingly, the Company has recognized deferred taxes and withholding taxes related to those jurisdictions. In 2010, the Company retained its position established in 2008 when it was determined that it was reasonable, appropriate and prudent that a portion of the anticipated future cash flows from Mexico would be indefinitely reinvested to fund ongoing capital improvements and additional exploration activities within and around the Palmarejo operating site.

The Company intends to indefinitely reinvest a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170 million for the years ended December 31, 2010 and 2009. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards as of December 31, 2010, by jurisdiction:

	U.S.	Australia	Bolivia	Canada	Chile	Mexico	New Zealand	Other	Total

Regular net operating losses	$81,567	$—	$—	$3,793	$—	$370,357	$95,965	$5,651	$557,333
Capital losses	105,304	—	—	3,829	—	—	—	—	109,133
Alternative minimum tax credits	5,707	—	—	—	—	—	—	—	5,707
Foreign tax credits	8,544	—	—	—	—	—	—	—	8,544

The U.S. net operating losses expire from 2017 through 2028 and the Canada net operating losses expire from 2028 through 2029. The Mexico net operating losses expire from 2017 to 2019, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2012 while the Canada capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire and foreign tax credits expire if unused by 2019.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE O —	STOCK-BASED COMPENSATION PLANS

The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting. Total employee compensation charged to operations and capital projects under these plans was $10.6 million and $7.1 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock options and Stock Appreciation Rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options granted are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs is remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.

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

The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2010, 2009 and 2008 for stock based compensation awards was $7.2 million, $4.9 million and $2.9 million, respectively. The SAR’s, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of December 31, 2010, there was $2.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at December 31, 2010. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

	Date of Grant			As of December 31,
			SARs and
	Stock		Stock
	Options	SARs	Options	SARs	SARs
	2010	2010	2009	2010	2009

Weighted average fair value of stock options granted and SARs outstanding	$9.96	$10.19	$3.90	$19.98	$21.26
Expected volatility	73.0%	73.7%	70.8%	75.3%	80.1%
Expected life	6.0 years	6.0 years	6.0 years	5.2 years	4.1 years
Risk-free interest rate	2.0%	2.7%	2.1%	2.1%	1.6%
Expected dividend yield	—	—	—	—	—

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

The following table summarizes stock option and SARs activity for the years ended December 31, 2010, 2009 and 2008:

	Stock Options		SARs
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise

Stock options outstanding at December 31, 2007	228,198	$34.20	—	$—
Granted	55,021	42.70	—	—
Exercised	(905)	39.20	—	—
Cancelled/Forfeited	(38,944)	48.80	—	—

Stock options outstanding at December 31, 2008	243,370	33.80	—	—
Granted	163,720	10.00	112,471	10.00
Exercised	—	—	—	—
Canceled/forfeited	(14,412)	44.36	—	—

Outstanding at December 31, 2009	392,678	23.48	112,471	10.00
Granted	4,089	15.30	151,287	15.40
Exercised	(29,104)	9.81	(16,639)	10.00
Canceled/forfeited	(36,823)	23.31	(16,556)	11.17

Outstanding at December 31, 2010	330,840	$24.60	230,563	13.46

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Options to purchase 225,310 shares were exercisable at December 31, 2010 at a weighted average exercise price of $29.73.

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual Life
Exercise Price	Outstanding	Price	Life (Years)	Exercisable	Price	(Years)

$ 0.00-$10.00	160,004	$9.48	6.50	69,746	$8.81	4.45
$10.00-$20.00	36,133	$17.28	2.57	32,044	$17.53	1.68
$20.00-$30.00	18,888	$22.28	4.42	16,143	$21.96	3.89
$30.00-$40.00	54,802	$39.40	5.02	54,802	$39.40	5.02
$40.00-$50.00	25,326	$48.50	7.03	16,888	$48.50	7.03
$50.00-$60.00	16,727	$51.40	5.14	16,727	$51.40	5.14
$60.00-$70.00	3,219	$66.60	3.02	3,219	$66.60	3.02
$70.00-$80.00	15,741	$70.90	3.14	15,741	$70.90	3.14

As of December 31, 2010, there was $0.8 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.4 years.

The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 2010, 2009 and 2008:

	Restricted Stock		Restricted Stock Units
		Weighted
		Average
	Number of	Grant Date	Number of	Weighted Average
	Shares	Fair Value	Units	Fair Value

Outstanding at December 31, 2007	60,337	$42.00	—	$—
Granted	56,095	41.60	—	—
Vested	(26,571)	42.20	—	—
Cancelled/Forfeited	(16,774)	42.30	—	—

Outstanding at December 31, 2008	73,087	41.50	—	—
Granted	98,983	6.90	67,485	6.90
Vested	(32,084)	41.65	—	—
Cancelled/Forfeited	(5,597)	42.32	—	—

Outstanding at December 31, 2009	134,389	15.95	67,485	18.06
Granted	2,363	15.30	91,378	15.40
Vested	(57,926)	21.90	(22,500)	15.24
Cancelled/Forfeited	(14,203)	12.43	(9,947)	15.76

Outstanding at December 31, 2010	64,623	$11.37	126,416	$27.32

As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.4 years.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following table summarizes performance shares and performance units’ activity for the years-ended December 31, 2010, 2009, and 2008:

	Performance Shares		Performance Units
		Weighted
		Average
	Number of	Grant Date	Number of	Weighted Average
	Shares	Fair Value	Units	Fair Value

Outstanding at December 31, 2007	42,060	$44.50	—	$—
Granted	28,241	52.50	—	—
Vested	—	—	—	—
Cancelled/Forfeited	(15,534)	48.80	—	—

Outstanding at December 31, 2008	54,767	47.40	—	—
Granted	98,233	8.60	67,485	8.60
Vested	—	—	—	—
Cancelled/Forfeited	(16,702)	46.70	—	—

Outstanding at December 31, 2009	136,298	16.59	67,485	27.53
Granted	2,363	18.65	91,378	19.94
Vested	—	—	—	—
Cancelled/Forfeited	(37,833)	17.53	(13,840)	20.12

Outstanding at December 31, 2010	100,828	$16.29	145,023	$35.41

As of December 31, 2010, there was $1.4 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 1.8 years.

NOTE P —	DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Contribution Plan

The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged were $1.0 million, $0.7 million and $0.7 million for 2010, 2009 and 2008, respectively, which is based on a percentage of the salary of eligible employees.

401(k) Plan

The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $0.9 million, $0.5 million and $0.6 million in 2010, 2009 and 2008, respectively and plan expenses charged to operations were $0.7 million, $0.3 million and $0.4 million, respectively.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

NOTE Q —	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Palmarejo Gold Production Royalty

On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note L — Debt and Royalty Obligation, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of December 31, 2010, a total of 320,121 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at December 31, 2010 and December 31, 2009 was a liability of $162.0 million and $78.0 million, respectively. The Franco-Nevada warrant was a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfied certain completion tests stipulated in the agreement. On September 19, 2010, the Company exercised these warrants and received the related shares, which were sold for net proceeds to the Company of $10.0 million. The Franco-Nevada warrant was considered a derivative instrument. The fair value of the warrant at December 31, 2009 was $6.3 million. These derivative instruments are recorded in prepaid expenses and other and current or non-current portion of royalty obligation on the balance sheet and are adjusted to fair value through current earnings. During the twelve months ended December 31, 2010, mark-to-market adjustments for the embedded derivative amounted to a loss of $84.0 million and mark-to-market adjustments for the warrant was a gain of $3.5 million. For the same period in 2009, a loss of $78.0 million was recorded for mark-to-market adjustments for the embedded derivative and a gain of $3.3 million was recorded for the warrant. For the twelve months ended December 31, 2010, realized losses on settlement of the liabilities were $18.2 million. For the twelve months ended December 31, 2009, realized losses on settlements of liabilities were $3.5 million. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the consolidated statements of operations.

Forward Foreign Exchange Contracts

The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At December 31, 2010, the Company had MXP foreign exchange contracts of $28.8 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.63 MXP to each U.S. dollar and had a fair value of $4,000 at December 31, 2010. The Company recorded mark-to-market gains (losses) of ($1.3) million, $1.3 million, and $3.5 million for the twelve months ended December 31, 2010, 2009, and 2008 respectively, which is reflected in the consolidated statement of operations in Fair value adjustments, net. The Company recorded realized gains (losses) of $1.6 million, $1.5 million, and $(0.6) million in Production costs applicable to sales during the twelve months ended December 31, 2010, 2009, and 2008 respectively.

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

On December 23, 2010, the Company entered into an Amendment No. 5 to the second Amended and Restated Collateral Agreement, lowering the value of the collateral required to secure its obligations to 30% of the outstanding amount, including lease fees. The Company is not obligated to enter into any additional leases as of December 31, 2010.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

As of December 31, 2010, the Company had 10,000 ounces of gold leased from MIC. The Company has committed to deliver this number of ounces of gold to MIC on a scheduled delivery date in the first quarter of 2011. As of December 31, 2010, the Company is required to pledge certain metal inventory held by a refiner as collateral under the facility. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2010 and December 31, 2009, based on the current futures metals prices for each of the delivery dates and using a 3.1% and 5.7% discount rate, respectively, the fair value of the instrument was a liability of $14.1 million and $28.5 million, respectively. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to-market adjustments for the gold lease facility amounted to a gain of $2.9 million for the twelve months ended December 31, 2010, a loss of $6.3 million for the twelve months ended December 31, 2009, and a gain of $1.2 million for the twelve months ended December 31, 2008. The Company recorded realized losses of $10.1 million and $0.2 million for the twelve months ended December 31, 2010 and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. At December 31, 2009, the Company had outstanding provisionally priced sales of $19.1 million consisting of 1.0 million ounces of silver and 1,227 ounces of gold, which had a fair value of approximately $19.1 million including the embedded derivative.

Commodity Derivatives

During 2009, the Company purchased silver put options to reduce the risk associated with potential decreases in the market price of silver. The cost of these put options was largely offset by proceeds received from the sale of gold call options. As of December 31, 2010, these contracts have expired.

During the twelve months ended December 31, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $2.1 million for the twelve months ended December 31, 2010, which are included in Fair value adjustments, net. During the twelve months ended December 31, 2009, the Company recorded realized gains of $0.9 million, which are included in Fair value adjustments, net.

The Company purchases gold contracts to reduce the risk associated with potential decreases in the market price of gold. During the fourth quarter of 2010, the Company settled two outstanding gold contracts of 10,000 ounces each for a gain of $2.0 million. At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380.00. The Company recorded an unrealized gain of $0.5 million associated with this outstanding contract. The fair value of this contract at December 31, 2010 was a net asset of $0.4 million.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

In connection with the Kensington Term Facility described in the Note L — Debt and Royalty Obligation, at December 31, 2010, the Company had written outstanding call options requiring it to deliver 182,500 ounces of gold at a weighted average strike price of $1,795.18 per ounce if the market price of gold exceeds the strike price. At December 31, 2010, the Company had outstanding put options allowing it to sell 182,500 ounces of gold at a weighted average strike price of $911.99 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of December 31, 2010, the fair market value of these contracts was a net liability of $14.7 million. During the twelve months ended December 31, 2010, 5,000 ounces of gold call options at a weighted average strike price of $1,688.50 per ounce expired resulting in a realized gain of $0.4 million and 5,000 ounces of gold put options at a weighted average strike price of $862.50 per ounce expired resulting in a realized loss of $0.4 million.

In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, Coeur received 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The Company recognized a mark to market gain of $1.6 million associated with this silver which had a fair value of $3.9 million at December 31, 2010.

As of December 31, 2010, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2011	2012	2013	Thereafter

Palmarejo gold production royalty	$26,176	$24,865	$25,097	$81,622
Average gold price in excess of minimum contractual deduction	$480	$497	$502	$493
Notional ounces	54,548	50,004	50,004	165,564
Mexican peso forward purchase contracts	$28,800	—	—	—
Average rate (MXP/$)	$12.63	—	—	—
Mexican peso notional amount	363,747	—	—	—
Gold lease facility	$11,915	—	—	—
Average gold forward price	$1,192	—	—	—
Notional ounces	10,000	—	—	—
Gold forward contracts	$13,800	—	—	—
Average gold forward price	$1,380	—	—	—
Notional ounces	10,000	—	—	—
Silver ounces receivable Mandalay	$764	$1,535	—	—
Average silver forward price	$18.33	$18.42	—	—
Notional ounces	41,667	83,333	—	—
Silver concentrate sales agreements	$18,321	—	—	—
Average silver price	$28.29	—	—	—
Notional ounces	647,711	—	—	—
Gold concentrate sales agreements	$17,397	—	—	—
Average gold price	$1,364	—	—	—
Notional ounces	12,758	—	—	—
Gold put options purchased	$3,240	$2,880	$1,800	$720
Average gold strike price	$877	$900	$904	$974
Notional ounces	50,000	54,000	35,000	43,500
Gold call options sold	$3,240	$2,880	$1,800	$720
Average gold strike price	$1,720	$1,769	$1,778	$1,928
Notional ounces	50,000	54,000	35,000	43,500

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following summarizes classification of the fair value of the derivative instruments as of December 31, 2010 and 2009:

	As of December 31, 2010
					Current	Non-Current
	Prepaid	Other	Accrued	Other Long-	Portion of	Portion of
	Expenses	Non-Current	Liabilities and	Term	Royalty	Royalty
	and Other	Assets	Other	Liabilities	Obligation	Obligation

Gold lease facility	$—	$—	$2,213	$—	$—	$—
Gold forward contract	425	—	—	—	—	—
Silver ounces receivable Mandalay	531	1,063	—	—	—	—
Forward foreign exchange contracts	328	—	323	—	—	—
Royalty obligation embedded derivative	—	—	—	—	28,745	133,258
Put and call options	—	—	1,471	13,277	—	—
Concentrate sales contracts	1,703	—	23	—	—	—

	$2,987	$1,063	$4,030	$13,277	$28,745	$133,258

	As of December 31, 2009
					Current	Non-Current
	Prepaid	Other	Accrued	Other Long	Portion of	Portion of
	Expenses	Non-Current	Liabilities and	Term	Royalty	Royalty
	and Other	Assets	Other	Liabilities	Obligation	Obligation

Gold lease facility	$—	$—	$5,098	$—	$—	$—
Forward foreign exchange contracts	1,490	—	155	—	—	—
Royalty obligation embedded derivative	—	—	—	—	12,174	65,839
Franco-Nevada warrant	3,339
Put and call options	121	—	964	—	—	—
Concentrate sales contracts	624	—	580	—	—	—

	$5,574	$—	$6,797	$	$12,174	$65,839

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The following represent unrealized mark-to-market gains (losses) on derivative instruments as of December 31, 2010, 2009, and 2008:

	Twelve Months Ended December 31,
	2010	2009	2008

Gold lease facility	$2,885	$(6,292)	$1,194
Forward foreign exchange contracts	(1,330)	1,335	3,467
Forward gold contract	425	—	—
Silver ounces receivable	1,594	—	—
Palmarejo gold royalty	(83,989)	(78,014)	—
Franco-Nevada warrant	3,451	3,340	(402)
Put and call options	(11,795)	(2,953)	(2,503)

	$(88,759)	$(82,584)	$1,756

In the years ended December 31, 2010 and 2009 the Company recorded realized gains (losses) of ($28.3) million and $0.4 million, net and a gain (loss) of $1.6 million and $1.5 million recorded in production costs applicable to sales related to forward foreign exchange contracts.

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

Labor Union Contract

The Company maintains two labor agreements in South America with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The Martha mine labor agreement is effective from June 12, 2006 to June 30, 2011. The San Bartolomé mine labor agreement, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2010, approximately 17% of the Company’s worldwide labor force was covered by collective bargaining agreements.

Termination Benefits

The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provides a financial benefit in the form of severance pay to terminated employees if their employment is terminated due to curtailment of operations. The individual benefit is based on the employee’s service time and rate of pay at the time of termination. The Rochester mine is currently preparing to resume mining and crushing operations and will employ upwards of 200 employees when at its full production level. This termination benefit program has been extended to include newly hired employees. As of December 31, 2010, the total benefit expected to be incurred under this plan is approximately $5.7 million. The liability is recognized ratably over the minimum future service period.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

The amount accrued as of December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008

Beginning Balance	$589	$445	$820
Accruals	516	144	12
Payments	—	—	(387)

Ending Balance	$1,105	$589	$445

The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for postemployment benefits in these locations of approximately $4.9 million and $3.9 million as of December 31, 2010 and 2009, respectively.

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

Rochester Production Royalty

The Company acquired the Rochester property from ASARCO in 1983. The Company is obligated to pay a net smelter royalty interest only when the market price of silver equals or exceeds $22.87 per ounce up to a maximum rate of 5% to ASARCO, the prior owner. Royalty expense was $0.2 million for the year ended December 31, 2010.

NOTE S —	SIGNIFICANT CUSTOMERS

The Company markets its refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company currently has seven trading counterparties (International Commodities, JP Morgan, Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 83%, 83% and 66% of total metal sales in 2010, 2009 and 2008, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

The Company refines and markets its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, China, and the United States (Penoles, Valcambi, Nyrstar, China National Gold, and Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 17%, 17% and 34% of total metal sales for the years ended December 31, 2010, 2009, and 2008, respectively. The loss of any one smelting and refining client may have

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

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

The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington, and Endeavor mining properties. As of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note G). As of August 9, 2010, the Company completed the sale of its Cerro Bayo mine (See Note G). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. The Kensington mine sells precious metals and concentrates, typically under long-term contracts to smelters in China. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé, mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet and Mitsui. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Revenues from silver sales were $356.9 million, $238.4 million and $107.9 million in 2010, 2009, and 2008, respectively. Revenues from gold sales were $158.5 million, $61.9 million and $21.4 million in 2010, 2009, and 2008, respectively.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

Financial information relating to the Company’s segments is as follows:

				San
	Rochester	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Other(3)	Total

Year Ended December 31, 2010
Sales of metals	$54,323	$53,875	$10,618	$142,989	$23,628	$230,024	$—	$515,457
Productions costs applicable to sales	24,760	27,040	4,112	60,023	14,043	127,658	—	257,636
Depreciation and depletion	1,890	8,525	1,989	19,650	17,487	91,505	573	141,619
Exploration expense	190	5,791	—	9	659	4,658	2,942	14,249
Other operating expenses	1,544	—	—	—	170	352	24,987	27,053
Interest and other income	681	(3,974)	—	(373)	(26)	914	3,549	771
Interest expense	—	(90)	—	(325)	(1,591)	(21,567)	(7,369)	(30,942)
Loss on debt extinguishment	—	—	—	—	—	—	(20,300)	(20,300)
Fair value adjustments, net	—	—	—	—	(13,783)	(98,707)	(4,604)	(117,094)
Income tax benefit (expense)	—	(8,523)	—	(21,655)	(8)	16,901	22,766	9,481

Income (loss) from continuing operations	26,620	(68)	4,517	40,954	(24,139)	(96,608)	(34,460)	(83,184)
Loss from discontinued operations	—	—	—	—	—	—	(6,029)	(6,029)
Loss on sale of net assets of discontinued operations	—	—	—	—	—	—	(2,095)	(2,095)

Net income (loss)	$26,620	$(68)	$4,517	$40,954	$(24,139)	$(96,608)	$(42,584)	$(91,308)
Segment assets(1)	$29,734	$21,290	$39,530	$260,653	$512,401	$2,119,367	$17,414	$3,000,389
Capital expenditures(2)	$2,349	$100	$—	$6,159	$92,730	$54,226	$430	$155,994

				San
	Rochester	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Other(3)	Total

Year Ended December 31, 2009
Sale of metals	$45,472	$44,820	$5,808	$113,701	$—	$90,560	$—	$300,361
Productions costs applicable to sales	24,206	17,896	2,069	80,878	—	66,262	—	191,311
Depreciation and depletion	1,852	7,410	1,269	18,510	—	52,043	292	81,376
Exploration expense	—	3,119	—	34	297	5,615	3,991	13,056
Other operating expenses	912	—	—	—	39	968	21,619	23,538
Interest and other income	(168)	(1,953)	—	1,075	3	1,075	1,616	1,648
Interest expense	—	(401)	—	(125)	(16)	(14,213)	(3,347)	(18,102)
Gain on debt extinguishment	—	—	—	—	—	—	31,528	31,528
Fair value adjustments, net	—	—	—	—	(965)	(78,148)	(3,114)	(82,227)
Income tax benefit (expense)	—	(6,284)	—	(8,894)	5	45,063	3,181	33,071

Income (loss) from continuing operations	18,334	7,757	2,470	6,335	(1,309)	(80,551)	3,962	(43,002)
Loss from discontinued operations	—	—	—	—	—	—	(9,601)	(9,601)
Gain on sale of net assets of discontinued operations	—	—	—	—	—	—	25,537	25,537

Net income (loss)	$18,334	$7,757	$2,470	$6,335	$(1,309)	$(80,551)	$19,898	$(27,066)
Segment assets(1)	$31,232	$33,024	$39,852	$276,926	$397,457	$2,129,024	$46,948	$2,954,463
Capital expenditures(2)	$310	$1,575	$—	$11,091	$41,289	$162,697	$1,273	$218,235

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

				San
	Rochester	Martha	Endeavor	Bartolomé	Kensington	Palmarejo
	Mine	Mine	Mine	Mine	Mine	Mine	Other(3)	Total

Year Ended December 31, 2008
Sales of metals	$67,831	$31,445	$12,434	$17,575	$—	$—	$—	$129,285
Productions costs applicable to sales	42,246	17,599	1,060	17,747	—	—	—	78,652
Depreciation and depletion	2,353	4,853	1,971	5,835	—	930	557	16,499
Exploration expense	599	5,426	—	66	166	7,686	3,895	17,838
Other operating expenses	150	17	—	27	1,796	15,759	25,150	42,899
Interest and other income	3,176	(977)	—	2,541	54	(44)	(727)	4,023
Interest expense	—	(57)	—	(43)	(10)	298	(4,914)	(4,726)
Fair value adjustments, net	—	—	—	—	—	—	1,756	1,756
Income tax benefit (expense)	—	(3,625)	—	(2,479)	—	23,844	(353)	17,387

Income (loss) from continuing operations	25,659	(1,109)	9,403	(6,081)	(1,918)	(277)	(33,840)	(8,163)
Income from discontinued operations	—	—	—	—	—	—	7,536	7,536

Net income (loss)	$25,659	$(1,109)	$9,403	$(6,081)	$(1,918)	$(277)	$(26,304)	$(627)
Segment assets(1)	$39,049	$36,089	$41,003	$293,216	$344,919	$2,005,595	$54,194	$2,814,065
Capital expenditures(2)	$635	$4,503	$26,513	$120,872	$41,614	$162,202	$8,680	$365,019

(1)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(2)	Balances represent cash flow amounts

(3)	Includes discontinued operations

	2010	2009	2008

Assets
Total assets for reportable segments	$3,000,389	$2,954,463	$2,814,065
Cash and cash equivalents	66,118	22,782	20,760
Short-term investments	—	—	7,881
Other assets	91,020	76,790	85,415

Total consolidated assets	$3,157,527	$3,054,035	$2,928,121

Geographic Information

	As of December 31,
	2010	2009	2008

Long Lived Assets:
United States	$487,961	$401,177	$349,423
Australia	37,147	39,136	64,802
Chile	14	25,628	29,083
Argentina	1,882	12,392	18,587
Bolivia	234,306	248,667	263,491
Mexico	2,028,864	2,051,950	1,952,509
Other countries	143	143	157

Total	$2,790,317	$2,779,093	$2,678,052

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	Twelve Months Ended December 31,
	2010	2009	2008

Revenues:
United States	$77,951	$45,473	$67,831
Australia	10,618	5,807	12,434
Argentina	53,875	44,820	31,445
Bolivia	142,988	113,701	17,575
Mexico	230,025	90,560	—

Total	$515,457	$300,361	$129,285

NOTE U —	LITIGATION AND OTHER EVENTS

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

By a letter dated February 25, 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it found credible evidence supporting a conclusion that Callahan is a potentially liable person for a release of a hazardous substance at the Van Stone mine located approximately 21 miles northeast of Colville, Washington. The rights and liabilities of a “potentially liable person” are described under Washington law. The Department of Ecology alleges that Callahan sold the property in 1990. This is prior to Coeur’s acquisition of Callahan, and therefore Coeur has no knowledge of the facts and circumstances surrounding Washington’s allegations. The Company did not make decisions with respect to generation, transport or disposal of hazardous

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

waste at this location. If Callahan might have liability, it has no substantial assets with which to satisfy it. To date no claim has been made for any cleanup costs against Callahan.

Bolivian Temporary Restriction on Mining above 4,400 Meters

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company temporarily adjusted its San Bartolomé mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction.

In March 2010, the San Bartolomé mine began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under an agreement with the Cooperative Reserva Fiscal. Although restriction on mining above the 4,400 meter level continues, the Huacajchi deposit was confirmed to be excluded from the October 2009 resolution. The mine plan adjustment may reduce production until the Company is able to resume mining above 4,400 meters. It is uncertain at this time how long the temporary suspension will remain in place. If the restriction is not lifted, the Company may need to write down the carrying value of the asset.

NOTE V —	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (In thousands, except per share data):

	Q1	Q2	Q3(2)	Q4

2010
Sales of metals	$88,289	$101,018	$118,564	$207,586
Loss from continuing operations	(10,046)	(44,801)	(23,259)	(5,078)
Income (loss) from discontinued operations	(2,812)	(5,943)	631	—

Net loss	$(12,858)	$(50,744)	$(22,628)	$(5,078)
Depreciation, depletion, and amortization	28,773	29,983	37,801	45,062
Production costs	51,019	58,590	60,402	87,625
Explorations	2,520	3,161	3,804	4,764
Other operating expenses	8,180	7,424	6,045	3,417
Cash provided by operating activities	(9,231)	32,456	12,939	129,399
Capital expenditures	47,189	45,467	36,783	26,555
Basic net loss per share:
Loss from continuing operations	(0.12)	(0.51)	(0.26)	(0.06)
Income (loss) from discontinued operations(2)	(0.04)	(0.07)	0.01	—

Net loss	$(0.16)	$(0.58)	$(0.25)	$(0.06)

Diluted net loss per share:
Loss from continuing operations	(0.12)	(0.51)	(0.26)	(0.06)
Income (loss) from discontinued operations(2)	(0.04)	(0.07)	0.01	$—

Net loss	$(0.16)	$(0.58)	$(0.25)	$(0.06)

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollar amounts in thousands, unless otherwise specified)

	Q1	Q2	Q3(1)	Q4

2009
Sales of metals	$43,369	$67,857	$90,305	$98,830
Loss from continuing operations	7,479	11,323	(36,114)	(25,690)
Income (loss) from discontinued operations	(31)	1,582	19,408	(5,023)

Net income (loss)	$7,448	$12,905	$(16,706)	$(30,713)
Depreciation, depletion, and amortization	7,465	19,226	27,591	27,094
Production costs	24,719	48,850	59,693	58,049
Explorations	3,088	3,182	2,362	4,424
Other operating expenses	7,726	5,428	4,779	5,605
Cash provided by operating activities	3,046	15,039	28,938	13,124
Capital expenditures	78,130	42,349	54,370	43,386
Basic net income (loss) per share:
Loss from continuing operations	0.11	0.17	(0.47)	(0.33)
Income (loss) from discontinued
operations(2)	0.01	0.01	0.25	(0.06)

Net income (loss)	$0.12	$0.18	$(0.22)	$(0.39)

Diluted net income (loss) per share:
Income (loss) from continuing operations	0.11	0.17	(0.47)	(0.33)
Income (loss) from discontinued
operations(2)	0.01	0.01	0.25	(0.06)
Net income (loss)	$0.12	$0.18	$(0.22)	$(0.39)

(1)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.

(2)	In August 2010, the Company sold its 100% interest in Compañía Minera Cerro Bayo to Mandalay Resources Corporation.

NOTE W —	SUBSEQUENT EVENTS

1.25% Convertible Notes due 2024

On December 10, 2010, the Company filed a Tender Offer Statement relating to the Company’s 1.25% Convertible Senior Notes due 2024. The tender offer, made pursuant to a provision in the governing indenture giving each noteholder a put right on certain calendar dates, specified that the Company would repurchase notes at the option of each noteholder on January 18, 2011 for 100% of the principal amount of the notes, plus any accrued and unpaid interest to, but not including, January 15, 2011, subject to the terms and conditions of the indenture, the notes and the tender offer. Based on final information provided to the Company by The Bank of New York Mellon, the trustee and paying agent, $945,000 in aggregate principal amount of the notes was validly surrendered for purchase and not withdrawn prior to 5:00 p.m., New York City time, on January 14, 2011. Accordingly, the Company purchased $945,000 in aggregate principal amount of the notes pursuant to the tender offer. The Company elected to redeem the remaining $914,000 in aggregate principal amount of notes outstanding on January 21, 2011 at a redemption price equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest to, but not including, January 21, 2011.

As a result of the tender offer and subsequent redemption, the entire $1.9 million in outstanding principal was repurchased or redeemed for an aggregate of $1.9 million in cash plus accrued interest subsequent to December 31, 2010.

Kensington Term Facility

During January and February of 2011, the Company drew down an additional $27.5 million on the Kensington Term Facility.