Form 10-Q
period 2011-03-31
COEUR D ALENE MINES CORP
filed 2011-05-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,522,399 shares were issued and outstanding as of May 6, 2011.

COEUR D’ALENE MINES CORPORATION
INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — Unaudited March 31, 2011 and December 31, 2010	3
Consolidated Statements of Operations and Comprehensive Income (Loss) — Unaudited Three Months Ended March 31, 2011 and 2010	4
Consolidated Statements of Changes in Shareholders’ Equity — Unaudited Three Months Ended March 31, 2011	5
Consolidated Statements of Cash Flows — Unaudited Three Months Ended March 31, 2011 and 2010	6
Notes to Consolidated Financial Statements — Unaudited	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	44
Part II. Other Information	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 5. Mine Safety Disclosures	46
Item 6. Exhibits	47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

		March 31,	December 31,
		2011	2010
	Notes	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$64,427	$66,118
Receivables		68,875	58,880
Ore on leach pad		6,584	7,959
Metal and other inventory	6	131,491	118,340
Prepaid expenses and other		14,932	14,914

		286,309	266,211
NON-CURRENT ASSETS
Property, plant and equipment	7	659,731	668,101
Mining properties	8	2,093,586	2,122,216
Ore on leach pad, non-current portion		10,722	10,005
Restricted assets		30,992	29,028
Receivables, non-current portion		38,193	42,866
Debt issuance costs, net		3,714	4,333
Deferred tax assets	11	680	804
Other		13,758	13,963

TOTAL ASSETS		$3,137,685	$3,157,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$59,602	$67,209
Accrued liabilities and other		3,701	39,720
Accrued income taxes		19,068	28,397
Accrued payroll and related benefits		19,169	17,953
Accrued interest payable		184	834
Current portion of capital leases and other debt obligations	9	59,099	63,317
Current portion of royalty obligation	9	52,854	51,981
Current portion of reclamation and mine closure	10	1,273	1,306

		214,950	270,717
NON-CURRENT LIABILITIES
Long-term debt and capital leases	9	146,237	130,067
Non-current portion of royalty obligation	9	186,454	190,334
Reclamation and mine closure	10	28,227	27,779
Deferred income taxes	11	479,625	474,264
Other long-term liabilities		24,809	23,599

		865,352	846,043
COMMITMENTS AND CONTINGENCIES
(Notes 10, 11, 12, 13, 14, 15, 16 and 19)

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, 89,523,419 issued at March 31, 2011 and 89,315,767 issued at December 31, 2010		895	893
Additional paid-in capital		2,582,356	2,578,206
Accumulated deficit		(525,868)	(538,332)

		2,057,383	2,040,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,137,685	$3,157,527

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2011	2010
	(In thousands , except per share data )
Sales of metal	$199,624	$88,289
Production costs applicable to sales	(92,474)	(51,803)
Depreciation, depletion and amortization	(50,041)	(27,719)

Gross profit	57,109	8,767
COSTS AND EXPENSES
Administrative and general	12,231	6,709
Exploration	2,762	2,520
Pre-development, care, maintenance and other	3,574	394

Total cost and expenses	18,567	9,623

OPERATING INCOME (LOSS)	38,542	(856)
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	(467)	(7,858)
Fair value adjustments, net	(5,302)	(4,258)
Interest and other income	1,934	1,735
Interest expense, net of capitalized interest	(9,304)	(5,806)

Total other income and expense	(13,139)	(16,187)

Gain (loss) from continuing operations before income taxes	25,403	(17,043)
Income tax benefit (provision)	(12,939)	6,997

Gain (loss) from continuing operations	12,464	(10,046)
Loss from discontinued operations, net of income taxes	—	(2,812)

NET INCOME (LOSS)	12,464	(12,858)
Other comprehensive loss, net of income taxes	—	(5)

COMPREHENSIVE INCOME (LOSS)	$12,464	$(12,863)

BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Income (loss) from continuing operations	$0.14	$(0.12)
Income (loss) from discontinued operations	—	(0.04)

Net income (loss)	$0.14	$(0.16)

Diluted income per share:
Income (loss) from continuing operations	$0.14	$(0.12)
Income (loss) from discontinued operations	—	(0.04)

Net income (loss)	$0.14	$(0.16)

Weighted average number of shares of common stock
Basic	89,288	81,753
Diluted	89,653	81,753
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2011 (Unaudited)

	Common	Common
	Stock	Stock Par	Additional Paid-	Accumulated
(In thousands except per share data)	Shares	Value	In Capital	(Deficit)	Total
Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$2,040,767
Net income	—	—	—	12,464	12,464

Common stock issued/cancelled under long-term incentive plans, net	207	2	4,150	—	4,152

Balances at March 31, 2011	89,523	$895	$2,582,356	$(525,868)	$2,057,383

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,464	$(12,858)
Add (deduct) non-cash items
Depreciation, depletion and amortization	50,041	28,773
Amortization of debt discount	450	—
Accretion of royalty obligation	5,267	4,992
Deferred income taxes	5,870	(6,496)
Loss on debt extinguishment	467	7,858
Fair value adjustments, net	6,661	3,672
Loss on foreign currency transactions	109	350
Share-based compensation	8,155	1,387
Other non-cash charges	632	36
Changes in operating assets and liabilities:
Receivables and other current assets	(4,860)	(11,287)
Inventories	(12,493)	(2,657)
Accounts payable and accrued liabilities	(36,977)	(23,000)

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	35,786	(9,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,229)	—
Proceeds from sales of investments	586	—
Capital expenditures	(15,918)	(47,189)
Other	(51)	(74)

CASH USED IN INVESTING ACTIVITIES	(16,612)	(47,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	27,500	112,769
Payments on long-term debt, capital leases, and associated costs	(18,531)	(7,601)
Payments on gold production royalty	(14,618)	(8,951)
Proceeds from gold lease facility	—	4,517
Payments on gold lease facility	(13,800)	(14,891)
Proceeds from sale-leaseback transactions	—	4,853
Additions to restricted assets associated with the Kensington Term Facility	(1,325)	(798)
Other	(91)	(225)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:	(20,865)	89,673

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,691)	33,180

Cash and cash equivalents at beginning of period	66,118	22,782

Cash and cash equivalents at end of period	$64,427	$55,962

The accompanying notes are an integral part of these consolidated financial statements

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Coeur d’Alene Mines Corporation and its consolidated subsidiaries (“Coeur” or the “Company”). All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.
     The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2011 and December 31, 2010 and the Company’s results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to March 31, 2011 or to the three months ended March 31, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.
     On August 9, 2010, the Company closed the sale of its 100% interest in the Cerro Bayo mine. Consequently, for all of the periods presented, income (loss) from Cerro Bayo has been presented within discontinued operations in the consolidated statements of operations.
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring significant management estimates and assumptions are indicated as follows: recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long-lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; assessment of valuation allowance for value added tax receivables; and other employee benefit liabilities.
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the reported financial position or results of operations. The most significant reclassifications were to reclassify the Cerro Bayo statements of operations from historical presentation to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented.
     Correction of an Immaterial Error: In the fourth quarter of 2010, the Company identified an error in the amount of income tax benefit recognized in 2009 and the three month period ended March 31, 2010. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 108 and determined that the error was immaterial to amounts previously reported in its periodic reports, and the Company intends to correct this error through subsequent periodic filings. See Note D — Correction of an Immaterial Error in the Company’s Form 10-K for the year ended December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the quarter ended March 31, 2011, 1,394,136 shares of common stock equivalents related to convertible debt, debt that can be settled in stock and equity based awards have not been included in the diluted per share calculation as the shares would be antidilutive. The effect of potentially dilutive stock options and convertible senior notes outstanding as of March 31, 2011, and 2010 are as follows (in thousands, except per share data):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income available to common
stockholders	$12,464	89,288	$0.14	$(12,858)	81,753	$(0.16)
Effect of Dilutive Securities
Equity awards	—	365		—	—

Diluted EPS
Net Income (loss) available to
common stockholders	$12,464	89,653	$0.14	$(12,858)	81,753	$(0.16)

NOTE 3 — FAIR VALUE MEASUREMENTS
     Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
     The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11	$11	$—	$—
Restricted certificates of deposit	2,883	2,883	—	—
Put and call options	6,118	6,118	—	—
Silver ounce receivable from Mandalay	2,426	—	2,426	—
Other derivative instruments, net	1,332	—	1,332	—

	$12,770	$9,012	$3,758	$—

Liabilities:
Royalty obligation embedded derivative	$160,855	$—	$160,855	$—
Put and call options	21,564	21,564	—	—

	$182,419	$21,564	$160,855	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11	$11	$—	$—
Restricted certificates of deposit	2,965	2,965	—	—
Gold forward contract	425	425	—	—
Put and call options	5,403	5,403	—	—
Silver ounce receivable from Mandalay	1,594	—	1,594	—
Other derivative instruments, net	1,685	—	1,685	—

	$12,083	$8,804	$3,279	$—

Liabilities:
Gold lease facility	$2,213	$—	$2,213	$—
Royalty obligation embedded derivative	162,003	—	162,003	—
Put and call options	20,151	20,151	—	—

	$184,367	$20,151	$164,216	$—

     The Company’s cash equivalents are recorded at face value or cost plus accrued interest, which approximate fair value because of the short maturity of these investments. These investments are classified within Level 1 of the fair value hierarchy.
     The Company’s short and long term certificates of deposit are valued at cost plus accrued interest, which approximates fair value. Such instruments are classified within Level 1 of the fair value hierarchy.
     The Company’s derivative instruments related to gold forward contracts and put and call options are valued using quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. Such instruments are classified within Level 1 of the fair value hierarchy.
     The Company’s derivative instruments related to the silver ounces receivable from Mandalay, gold lease facility, royalty obligation embedded derivative, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     The Company had no Level 3 financial assets and liabilities as of March 31, 2011 and December 31, 2010.
NOTE 4 — DISCONTINUED OPERATIONS
     In August 2010, the Company sold its 100% interest in its subsidiary Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes to be collected from the Chilean government in excess of $3.5 million, which were valued at $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. At the time of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.
     The following table details selected financial information included in the income from discontinued operations for the three months ended March 31, 2010 (in thousands):

Three months ended
March 31, 2010
Sales of metals	$—

Administrative and other	(8)
Depreciation and depletion	(1,054)
Care and maintenance expense	(1,069)
Other income and expense	(338)
Income tax expense	(343)

Income (loss) from discontinued operations	$(2,812)

NOTE 5 — INVESTMENTS AND OTHER MARKETABLE SECURITIES
     The Company classifies its short-term investments as available-for-sale securities. The securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. There were no short-term investments on hand as of March 31, 2011 or December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — ACCOUNTS RECEIVABLE
     Receivables consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Receivables — current portion
Accounts receivable — trade	$15,337	$14,062
Refundable income tax	7,549	5,363
Refundable value added tax	43,264	36,947
Accounts receivable — other	2,725	2,508

	$68,875	$58,880

Receivables — non-current portion
Refundable value added tax	$38,193	$42,866

NOTE 7 — METAL AND OTHER INVENTORIES
    Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Concentrate and doré inventory	$86,251	$81,059
Supplies	45,240	37,281

Metal and other inventory	$131,491	$118,340

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$713	$713
Building improvements	525,023	516,792
Machinery and equipment	243,377	242,684
Capitalized leases for machinery, equipment and buildings	73,145	72,326

	842,258	832,515
Accumulated depreciation and amortization	(182,527)	(164,414)

	$659,731	$668,101

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — MINING PROPERTIES
     Mining properties consist of the following (in thousands):

		San
March 31, 2011	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties:	$129,161	$66,661	$318,515	$100,270	$10,290	$—	$—	$624,897
Accumulated depletion	(28,808)	(11,178)	(14,124)	(97,435)	(9,992)	—	—	(161,537)

	100,353	55,483	304,391	2,835	298	—	—	463,360

Mineral interests	1,657,188	26,642	—	—	—	44,033	—	1,727,863
Accumulated depletion	(85,788)	(4,486)	—	—	—	(7,505)	—	(97,779)

	1,571,400	22,156	—	—	—	36,528	—	1,630,084
Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$1,671,753	$77,639	$304,391	$2,835	$298	$36,528	$142	$2,093,586

		San
December 31, 2010	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties:	$128,734	$66,655	$317,156	$99,720	$10,096	$—	$—	$622,361
Accumulated depletion	(22,655)	(10,031)	(9,092)	(97,435)	(9,998)	—	—	(149,211)

	106,079	56,624	308,064	2,285	98	—	—	473,150

Mineral interests	1,657,188	26,642	—	—	—	44,033	—	1,727,863
Accumulated depletion	(68,026)	(4,027)	—	—	—	(6,886)	—	(78,939)

	1,589,162	22,615	—	—	—	37,147	—	1,648,924
Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$1,695,241	$79,239	$308,064	$2,285	$98	$37,147	$142	$2,122,216

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Operational Mining Properties
     Palmarejo: The Palmarejo silver and gold mine is an underground and surface mine located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine commenced commercial production in April 2009.
     San Bartolomé Mine: The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state owned mining organization, (COMIBOL). The Company commenced commercial production at San Bartolomé in June 2008.
     Kensington: The Kensington mine is an underground gold mine and consists of the Kensington and adjacent Jualin properties located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company commenced commercial production in July 2010.
     Rochester Mine: The Company has conducted operations at the Rochester mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester’s primary product is silver with gold produced as a by-product. The Company expects a resumption of active mining at the Rochester mine in 2011.
     Martha Mine: The Martha mine is an underground silver mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. In December 2007, the Company completed a 240 tonne per day flotation mill, which produces a flotation concentrate.
Mineral Interests
     Endeavor Mine: In May 2005, CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”) acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”).
     CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 3.2 million payable ounces to-date and the current ore reserve contains approximately 7.9 million payable ounces based on current metallurgical recovery and current smelter contract terms. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.
Non-Producing and Development Properties
     The Company has no significant non-producing or development properties as of March 31, 2011, or December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION
     The current and non-current portions of long-term debt and capital lease obligations as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$—	$43,781	$—	$43,220
1.25% Convertible Senior Notes due January 2024	—	—	1,859	—
Senior Term Notes due December 31, 2012	15,000	11,250	15,000	15,000
Kensington Term Facility	24,773	71,973	25,908	48,322
Capital lease obligations	18,070	19,233	15,759	23,483
Other	1,256	—	4,791	42

	$59,099	$146,237	$63,317	$130,067

3.25% Convertible Senior Notes due 2028
     As of March 31, 2011, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $43.8 million net of debt discount.
     The fair value of the notes outstanding, as determined by market transactions at March 31, 2011, and December 31, 2010 was $48.5 million and $48.2 million, respectively. The carrying value of the equity component representing the embedded conversion option at March 31, 2011, and December 31, 2010 was $10.9 million and $10.9 million, respectively.
     During the first quarters of 2011 and 2010, interest expense recognized was $0.4 million and $1.2 million, respectively, and accretion of the debt discount was $0.6 million and $1.4 million, respectively. The debt discount remaining at March 31, 2011 was $4.9 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.
1.25% Convertible Senior Notes due 2024
     As of March 31, 2011, the Company had no outstanding 1.25% Convertible Senior Notes.
     On January 18, 2011, the Company repurchased $945,000 in aggregate principle amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011.
Senior Term Notes due December 31, 2012
     As of March 31, 2011 the balance of the Senior Term Notes was $26.3 million.
     For the three months ended March 31, 2011 the Company paid in cash, $3.8 million in principal and $0.5 million in interest in connection with the quarterly payments. In addition, $0.5 million was paid and recognized as a loss in connection with quarterly debt payments as a result of electing to make the required principle and interest payment entirely in cash. The loss is recorded in debt extinguishments.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Kensington Term Facility
     As of March 31, 2011 the balance of the Kensington Term Facility was $96.7 million.
     As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 187,500 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 232,500 ounces of gold were outstanding at March 31, 2011. The weighted average put feature of each collar was $940.35 and the weighted average call feature of each collar was $1,852.62.
Capital Leases
     As of March 31, 2011, Coeur Mexicana SA de CV, a wholly owned subsidiary of the Company (“Coeur Mexicana”), had outstanding balances on capital leases of $27.2 million.
     Other capital leases for equipment and facilities leases totaling $10.1 million were outstanding at March 31, 2011 with monthly payments through June 1, 2014.
Other
     On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of March 31, 2011, and December 31, 2010, the outstanding balance was $0.4 million, and $1.1 million, respectively.
     On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of March 31, 2011, and December 31, 2011, the outstanding balance was $0.8 million and $1.2 million, respectively.
Palmarejo Gold Production Royalty Obligation
     The Company recognized accretion expense on the obligation discount of $5.3 million and $5.0 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the remaining minimum obligation under the royalty agreement was $78.4 million and $80.3 million, respectively.
Interest Expense
     The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three months ended March 31, 2011 and 2010, the Company expensed interest of $9.3 million and $5.8 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three months ended
	March 31,
	2011	2010
	(in thousands)
3.25% Convertible Senior Notes due March 2028	$395	$1,160
1.25% Convertible Senior Notes due January 2024	1	11
Senior Term Notes due December 2012	488	1,011
Kensington Term Facility	1,105	296
Capital lease obligations	466	463
Other debt obligations	469	167
Gold Lease Facility	107	204
Accretion of Franco Nevada royalty obligation	5,267	4,992
Amortization of debt issuance costs	624	282
Accretion of debt discount	560	1,370
Capitalized interest	(178)	(4,150)

Total interest expense	$9,304	$5,806

Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2011, and 2010 the Company capitalized interest of $0.2 million and $4.1 million, respectively.
NOTE 11 — RECLAMATION AND MINE CLOSURE
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
     Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Asset retirement obligation — January 1	$27,302	$38,193
Accretion	637	835
Addition and changes in estimates	—	18
Settlements	(31)	(1,134)

Asset retirement obligation — March 31	$27,908	$37,912

     In addition, the Company has accrued $1.6 million and $1.6 million as of March 31, 2011 and March 31, 2010, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     On January 13, 2011, the Company entered into The Rochester Mine Irrevocable Trust (the “Trust”), to provide financial assurance of performance of post-closure monitoring and maintenance obligations for the Rochester Mine Plan of Amendment. The Company deposited $0.7 million into the Trust. The primary beneficiary of the trust is the Bureau of Land Management and must be used solely to pay expenses related to post —closure monitoring and maintenance obligations. The Trust will terminate on the earlier of (i) 365 years from the initial date of this agreement, or (ii) the expiration of the longest period applicable to the assets of the Trust under the rule against perpetuities of the situs of the Trust.
NOTE 12 — INCOME TAXES
     For the three months ended March 31, 2011, the Company reported an income tax provision of approximately $12.9 million compared to an income tax benefit of $7.0 million for the three months ended March 31, 2010. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31,
	2011	2010
Current:
United States — Alternative minimum tax	$1,938	$—
United States — Foreign withholding	(78)	(491)
Argentina	98	(13)
Australia	101	—
Mexico	(50)	(50)
Bolivia	(9,079)	831
Deferred:
United States	(616)	(5,936)
Australia	(519)	(290)
Mexico	(3,776)	14,369
Bolivia	(958)	(1,423)

Income tax benefit (provision) from continuing operations	$(12,939)	$6,997

     The income tax benefit (provision) for the three months ended March 31, 2011 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The Company has U.S. net operating loss carryforwards which expire in 2011 through 2026. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 13 — SHARE-BASED COMPENSATION PLANS
     The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting.
     The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010 for stock based compensation awards was $8.2 million and $1.4 million, respectively. The stock appreciation rights (SARs), restricted stock units (RSUs) and performance units are liability-based awards and are

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of March 31, 2011, there was $7.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
     The following table shows the new grants issued during the three months ended March 31, 2011:

		Grant date				Grant date
		fair value of		Grant date		fair value of
	Restricted	restricted	Stock	fair value of	Performance	performance
Grant date	stock	stock	options	stock options	shares	shares
January 3, 2011	188,673	$27.45	121,017	$17.89	70,188	$42.81
March 8, 2011	1,509	$34.79	2,562	$22.82	1,509	$55.12

		March 31, 2011	March 31, 2011
	March 31, 2011	Performance	Restricted
	SARS	units	stock units
Weighted average fair value	$27.24	$57.61	$34.78

	Weighted		Weighted
Options	average	SARS	average
Exerciseable	exercise price	exercisable	exercise price
261,837	$28.18	82,170	$12.53
NOTE 14 — DEFINED CONTRIBUTION AND 401(k)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.
401(k) Plan
     The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010 were $0.3 million and $0.2 million, respectively.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 10, Long-Term Debt and Capital Lease Obiligation,

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2011, a total of 305,088 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2011 and December 31, 2010 was a liability of $160.9 million and $162.0 million, respectively. During the three months ended March 31, 2011, and 2010, mark-to-market adjustments for this embedded derivative amounted to a gain of $1.1 million and a loss of $1.7 million, respectively. For the three months ended March 31, 2011 and 2010, realized losses on settlement of the liabilities were $7.5 million and $3.2 million respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
     The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At March 31, 2011, the Company had MXP foreign exchange contracts of $22.2 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.67 MXP to each U.S. dollar and had a fair value of $1.0 million at March 31, 2011. The Company recorded mark-to-market gains of $1.0 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains of $0.3 million and $0.04 million in Production costs applicable to sales during the three months ended March 31, 2011 and 2010, respectively.
Gold Lease Facility
     As of March 31, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
     On December 12, 2008, the Company entered into a gold lease facility with MIC. Pursuant to this facility, the Company may lease amounts of gold from MIC and is obligated to deliver the same amounts back to MIC and to pay specified lease fees to MIC that are equivalent to interest at current market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility are secured by certain collateral. The collateral agreement specifies the maximum amount of gold the Company may lease from MIC, as well as the amount and type of collateral.
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2011, the Company had outstanding provisionally priced sales of $42.2 million, consisting 107,191 ounces of silver and 28,116 ounces of gold, which had a fair value of $42.5 million including the embedded derivative. At December 31, 2010, the Company had outstanding provisionally

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
priced sales of $35.7 million consisting of 647,711 ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative.
Commodity Derivatives
     At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380.00, which was settled on March 22, 2011 for a gain of $0.5 million.
     As of March 31, 2011, in connection with the Kensington Term Facility described in Note 9, Long-Term Debt and Royalty Obligation, Kensington Term Facility, the Company had outstanding call options requiring it to deliver 232,500 ounces of gold at a weighted average strike price of $1,852.62 per ounce if the market price of gold exceeds the strike price. At March 31, 2011, the Company had outstanding put options allowing it to sell 232,500 ounces of gold at a weighted average strike price of $940.35 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of March 31, 2011, the fair market value of these contracts was a net liability of $15.4 million. During the three months ended March 31, 2011, 11,250 ounces of gold call options at a weighted average strike price of $1,723.11 per ounce expired resulting in a realized gain of $0.7 million and 11,250 ounces of gold put options at a weighted average strike price of $878.56 per ounce expired resulting in a realized loss of $0.7 million.
     As of March 31, 2011, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2011	2012	2013	Thereafter
Palmarejo gold production royalty	$20,243	$24,865	$25,097	$80,401
Average gold price in excess of minimum contractual deduction	$482	$497	$502	$493
Notional ounces	42,030	50,004	50,004	163,050

Mexican peso forward purchase contracts	$22,200	$—	$—	$—
Average rate (MXP/$)	$12.67	$—	$—	$—
Mexican peso notional amount	281,232	—	—	—

Silver ounces received from Mandalay	$764	$1,535	$—	$—
Average silver forward price	$18.33	$18.42	$—	$—
Notional ounces	41,667	83,333	—	—

Silver concentrate sales agreements	$3,477	$—	$—	$—
Average silver price	$32.44	$—	$—	$—
Notional ounces	107,191	—	—	—

Gold concentrates sales agreements	$38,748	$—	$—	$—
Average gold price	$1,378	$—	$—	$—
Notional ounces	28,116	—	—	—

Gold put options purchased	$2,520	$2,880	$1,800	$720
Average gold strike price	$889	$923	$928	$991
Notional ounces	42,500	68,000	45,000	77,000

Gold call options sold	$2,520	$2,880	$1,800	$720
Average gold strike price	$1,743	$1,817	$1,827	$1,960
Notional ounces	42,500	68,000	45,000	77,000

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following summarizes the classification of the fair value of the derivative instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
					Current	Non-current
	Prepaid	Other non-	Accrued	Other long-	portion of	portion of
	expenses and	current	liabilities and	term	royalty	royalty
	other	assets	other	liabilities	obligation	obligation
Silver ounces receivable from Mandalay	$1,222	$1,204	$—	$—	$—	$—
Forward foreign exchange contracts	1,010	—	—	—	—	—
Palmarejo gold production royalty	—	—	—	—	29,489	131,366
Put and call options, net	—	—	1,106	14,340	—	—
Concentrate sales contracts	324	—	3	—	—	—

	$2,556	$1,204	$1,109	$14,340	$29,489	$131,366

	December 31, 2010
					Current	Non-current
	Prepaid	Other Non-	Accrued	Other Long-	portion of	portion of
	expenses and	Current	liabilities	Term	royalty	royalty
	other	Assets	and other	Liabilities	obligation	obligation
Gold lease facility	$—	$—	$2,213	$—	$—	$—
Gold forward contract	425	—	—	—	—	—
Silver ounces receivable from Mandalay	531	1,063	—	—	—	—
Forward foreign exchange contracts	328	—	323	—	—	—
Franco-Nevada warrant	—	—	—	—	28,745	133,258
Put and call options, net	—	—	1,471	13,277	—	—
Concentrate sales contracts	1,703	—	23	—	—	—

	$2,987	$1,063	$4,030	$13,277	$28,745	$133,258

     The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2011 and 2010 (in thousands):

		Three months ended
		March 31,
Financial statement line	Derivative	2011	2010
Sales of metal	Concentrate sales contracts	$(1,349)	$586
Production costs applicable to sales	Forward foreign exchange contracts	252	41
Fair value adjustments, net	Gold lease facility	(132)	(591)
Fair value adjustments, net	Forward foreign exchange contracts	1,005	456
Fair value adjustments, net	Forward gold contract	35	—
Fair value adjustments, net	Silver ounces receivable	831	—
Fair value adjustments, net	Palmarejo gold royalty	(6,343)	(4,849)
Fair value adjustments, net	Franco-Nevada warrant	—	1,303
Fair value adjustments, net	Put and call options	(698)	(577)

		$(6,399)	$(3,631)

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
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
     The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at its Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at its San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 12, 2006 to June 30, 2011. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of March 31, 2011, approximately 17% of the Company’s worldwide labor force was covered by collective bargaining agreements.
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
Rochester Production Royalty
     The Company acquired the Rochester property from ASARCO in 1983. The Company is obligated to pay a net smelter royalty interest only when the market price of silver equals or exceeds $22.87 per ounce up to a maximum rate of 5% to ASARCO, the prior owner. Royalty expense was $0.3 and nil million for the quarters ended March 31, 2011, and 2010, respectively.
NOTE 17 — SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and doré to credit-worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has six trading counterparties (Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities) and the sales of metals to these companies amounted to approximately 74.5% and 80.4% of total metal sales for the three months ended March 31, 2011 and 2010, respectively. Generally, the loss of a single bullion.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company refines and markets its precious metals, doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, China, Germany, and the United States (Peñoles, Valcambi, Nyrstar, Aurubis, China National Gold and Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 25.5% and 19.6% of total metal sales for the three months ended March 31, 2011 and 2010, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to make up for the loss of any smelter.
NOTE 18 — SEGMENT REPORTING
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
     The operating segments are managed separately because each segment represents a distinct use of Company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington, and Endeavor mining properties. All operating segments are engaged in the discovery or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. The Kensington mine sells precious metal concentrates, typically under long-term contracts, to smelters in China and Germany. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet, Valcambi, International Commodities, and Mitsui. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.
     Revenues from silver sales were $112.5 million and $60.0 million in the three months ended March 31, 2011 and 2010, respectively. Revenues from gold sales were $87.1 million and $28.3 million in the three months ended March 31, 2011 and 2010, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
     Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March	Palmarejo		Kensington	Rochester	Martha	Endeavor
31, 2011	Mine	San Bartolomé Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$88,165	$46,321	$48,110	$14,262	$(314)	$3,080	$—	$199,624

Productions costs applicable to sales	(37,369)	(14,118)	(32,920)	(7,357)	390	(1,100)	—	(92,474)
Depreciation and depletion	(33,675)	(5,143)	(9,365)	(514)	(592)	(619)	(133)	(50,041)

Gross profit (loss)	17,121	27,060	5,825	6,391	(516)	1,361	(133)	57,109

Exploration expense	636	4	46	21	1,296	—	759	2,762
Other operating expenses	—	38	20	3,536	—	—	12,211	15,805

OPERATING INCOME(LOSS)	16,485	27,018	5,759	2,834	(1,812)	1,361	(13,103)	38,542

Interest and other income	1,289	607	1	46	(311)	—	302	1,934
Interest expense	(5,703)	(34)	(1,247)	—	(345)	—	(1,975)	(9,304)
Loss on debt extinguishment	—	—	—	—	—	—	(467)	(467)
Fair value adjustments, net	(6,343)	—	(698)	—	—	—	1,739	(5,302)
Income tax benefit (expense)	(3,776)	(10,037)	(20)	—	41	—	853	(12,939)

Net income (loss)	$1,952	$17,554	$3,795	$2,880	$(2,427)	$1,361	$(12,651)	$12,464

Segment assets (A)	$2,106,197	$269,158	$503,321	$27,049	$17,571	$39,093	$23,506	$2,985,895
Capital expenditures (B)	$5,081	$3,536	$5,369	$1,668	$251	$—	$13	$15,918

Three months ended March	Palmarejo		Kensington	Rochester	Martha	Endeavor
31, 2010	Mine	San Bartolomé Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$45,614	$14,592	$—	$10,751	$15,020	$2,312	$—	$88,289

Productions costs applicable to sales	(28,667)	(9,403)	—	(5,789)	(7,326)	(618)		(51,803)
Depreciation and depletion	(20,793)	(3,177)	—	(465)	(2,485)	(660)	(139)	(27,719)

Gross profit (loss)	(3,846)	2,012	—	4,497	5,209	1,034	(139)	8,767

Exploration expense	480	—	13	21	1,210	—	796	2,520
Other operating expenses	314	—	—	172	—	—	6,617	7,103

OPERATING INCOME(LOSS)	(4,640)	2,012	(13)	4,304	3,999	1,034	(7,552)	(856)

Interest and other income	2,164	(39)	—	—	(770)	—	379	1,734
Interest expense	(5,467)	(71)	—	—	(38)	—	(229)	5,805
Loss on debt extinguishment	—	—	—	—	—	—	(7,858)	(7,858)
Fair value adjustments, net	(3,546)	—	(463)	—	—	—	(249)	(4,258)
Income tax benefit (expense)	6,862	(592)	—	—	(13)	—	740	6,997

Income (loss) from continuing operations	(4,627)	1,310	(476)	4,304	3,178	1,034	(14,769)	(10,046)
Loss from discontinued operations, net of income taxes	—	—	—	—		—	(2,812)	(2,812)

Net income (loss)	$(4,626)	$1,310	$(476)	$4,304	$3,178	$1,034	$(17,582)	$(12,858)

Segment assets (A)	$2,137,098	$277,768	$433,468	$29,720	$33,627	$40,755	$45,185	$2,997,621
Capital expenditures (B)	$16,507	$546	$29,901	$1	$(8)	$—	$242	$47,189

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	March 31,	December 31,
	2011	2010
Assets
Total assets for reportable segments	$2,985,895	$3,000,389
Cash and cash equivalents	64,427	66,118
Receivables, non-current portion	38,193	42,866
Restricted assets	30,992	29,028
Debt issuance costs, net	3,714	4,333
Other assets	14,464	14,793

Total consolidated assets	$3,137,685	$3,157,527

Geographic Information

	March 31,	December 31,
	2011	2010
Long Lived Assets:
United States	$483,950	$487,961
Mexico	1,999,088	2,028,864
Bolivia	232,161	234,306
Australia	36,528	37,147
Argentina	1,437	1,882
Chile	10	14
Other countries	143	143

Total	$2,753,317	$2,790,317

	Three months ended
	March 31,
	2011	2010
Revenues:
United States	$62,372	$10,751
Mexico	88,165	45,614
Bolivia	46,321	14,592
Australia	3,080	2,312
Argentina	(314)	15,020

Total	$199,624	$88,289

NOTE 19 — LITIGATION AND OTHER EVENTS
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
Temporary Restriction on Mining above 4,400 Meters at San Bartolomé
     On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company temporarily adjusted its San Bartolomé mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 20 — SUBSEQUENT EVENTS
     On May 3, 2011, the Company paid $5.0 million to purchase 17.9 million shares of Apogee Silver Ltd. (“Apogee”), a near term silver producer in Bolivia. This purchase represents a 6.49% interest in Apogee and was made at a 15% discount to the prior closing price of the stock.
     On May 6, 2011, the Company received $3.6 million of value-added taxes collected from the Chilean government related to the sale of Cerro Bay in August of 2010. See NOTE 4 — DISCONTINUED OPERATIONS.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from management’s perspective on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other publicly available information.
     This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources could differ materially from those projected in the forward-looking statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include; (i) the risk factors set forth below under Part II, Item 1A and the risk factors set forth under Item 1A (“Risk Factors”) of the Company’s Annual Report on form 10-K for the year ended December 31, 2010; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather and geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes resulting from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Introduction to the Company
     The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first three months of 2011. Coeur is an Idaho corporation incorporated in 1928.
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
     Overview of Performance
Production
     In the first quarter of 2011, the Company’s total silver production increased 0.7 million ounces to 4.1 million ounces as compared to 3.4 million ounces in the comparable period in 2010. The increase is primarily due to higher production from Palmarejo and San Bartolomé from the same time period in 2010. The Company’s total gold production in the first quarter of 2010 increased 27,347, or 106.1%, to 53,130 ounces, as compared to 25,782 ounces in the comparable period in 2010. The increase was driven by the Kensington mine, which operated at full capacity during the first quarter of 2011.
Metal Prices
     Sales of metal increased $111.3 million, or 126.1%, to $199.6 million in the first quarter of 2011, compared to $88.3 million in the first quarter of 2010, primarily due to production from the Kensington mine and from substantially higher average realized silver and gold prices. The Company’s average realized silver and gold prices during the first quarter were $31.27 per ounce and $1,374 per ounce, respectively, representing increases of 85.7% and 24.5% respectively, over last year’s first quarter. Silver production contributed 56.4% of the Company’s total metal sales during the first quarter, compared to 68.0% during the first quarter of 2010.
Earnings
     The Company reported a net income of $12.5 million, or $0.14 per share, for the three months ended March 31, 2011. The earnings reflect $5.3 million of non-cash fair value adjustments, driven primarily by higher gold prices which increased the estimated future liabilities related to the Franco-Nevada royalty obligation, gold lease facility and put and call options.
     In comparison, the Company had a net loss of $12.9 million, or $0.16 per share during the three months ended March 31, 2010. The net loss reported in the comparable periods of 2010 reflected lower realized silver and gold prices and lower production.
     Increases in interest expense during the three months ended March 31, 2011 as compared to the same period in 2010, are primarily due to a decrease in capitalized interest related to placing the Kensington mine into service on July 3, 2010, thereby decreasing capitalized interest in 2010 coupled with new borrowings related to the Kensington Term Facility and the Senior Term Notes due December 31, 2012.

Other Highlights
     In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:
•	The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended March 31, 2011 was $32.00 and $1,386 per ounce, respectively, compared to $16.92 and $1,109 per ounce, respectively, on March 31, 2010. The market price of silver and gold on May 6, 2011 was $35.70 per ounce and $1,487 per ounce, respectively.

•	The Company produced a total of 4.1 million ounces of silver during in the first quarter of 2011, which was a 19.6% increase over the first quarter of 2010. The Company produced a total of 53,130 ounces of gold during the first quarter of 2011, which was a 106.1% increase over the first quarter of 2010.

•	Net cash provided by operating activities in for the first quarter of 2011 was $35.8 million, compared to net cash used in operating activities of $9.2 million during the first quarter of 2010.

•	The Company spent $15.9 million on capital expenditures in the first quarter of 2011, which represents a 66.3% decrease from the same time period last year. The majority of the capital expenditures for the first quarter of 2010 were at Kensington, which began commercial production in July of 2010.

•	The Company’s ratio of current assets to current liabilities was 1.33 to 1.0, which is a significant increase from .98 to 1.0 at December 31, 2010.

•	There was a significant decrease in accrued liabilities and other as a result of the Company’s decision to sell metal on a spot basis as opposed to pre-selling, which it had done during the first quarter of last year and the repayment of the Mitsubishi gold lease position.
Operating Highlights and Statistics
  Palmarejo Mine:
     Production during the first quarter of 2011 was 1.7 million ounces of silver and 27,759 ounces of gold representing increases of 33.0% and 23.0%, respectively, compared to the first quarter of 2010. Production costs applicable to sales increased by 45.9% during the quarter due to an increase in production. Cash operating costs and total cash costs during the first quarter decreased by 11.3% to $4.80 per ounce compared to the first quarter of 2010. The increase in production levels are primarily due to a 52.7% increase in silver ore grades, and 60.0% increase in gold ore grades as compared to last year’s first quarter.
  San Bartolomé Mine:
     Silver production for the first quarter of 2011 was 1.7 million ounces of silver, compared to 1.0 million ounces of silver in the first quarter of 2010. Production costs applicable to sales increased by 53.1% during the quarter due to an increase in production. Total cash operating costs per ounce during the first quarter of 2011 were $9.13 and total cash costs per ounce, including royalties and taxes, were $10.47, compared to $9.98 and $10.84, respectively, in the first quarter of 2010. Tons milled increased to 387,668, from 293,106 in the first quarter of 2010. Silver ore grades increased 49.7% as compared to the first quarter of 2010.
     On October 14, 2009, COMIBOL announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The mine plan has been temporarily adjusted and mining continues on the remainder of the property. In March 2010, San Bartolomé began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under an agreement with the Cooperative Reserva Fiscal, although restrictions on mining above the 4,400 meter level continue. The Huacajchi deposit was confirmed to be excluded from the October 2009 resolution. Access to the Huacajchi deposit and its higher grade material is having a beneficial effect on production and cost at the mine. Other mining areas above the 4,400 meter level continue to be suspended. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives.
  Rochester Mine:
     Production was 333,696 ounces of silver and 1,451 ounces of gold during the first quarter of 2011 compared to 522,159 ounces of silver and 2,690 ounces of gold in the first quarter of 2010. Production was lower due to continued leach down of the ore on the existing leach pad. Production cost applicable to sales increased by 25.9% during the quarter due to the costs and recoveries associated with the residual heap leaching process. Total cash operating costs per ounce in the first quarter of 2011 were $10.28 and total cash costs per ounce, including production taxes, were $11.86 in the first quarter of 2011 as compared to total cash operating costs per ounce of $1.68 and total cash costs per ounce of $2.35 in the first quarter of 2010. The increase in total cash cost per ounce was primarily due to a decrease in production as described above.
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
  Kensington Mine:
     The Kensington mine is an underground gold mine that commenced commercial production on July 3, 2010. Production for the first quarter of 2011 was 23,676 ounces of gold. Total cash operating costs per ounce in the first quarter of 2011 were $988.75.
  Martha Mine:
     Silver production decreased 50.7% to 179,985 ounces in the first quarter of 2011 compared to 365,226 million ounces in the first quarter of 2010. Production costs applicable to sales decreased by 97.9% during the quarter due to a decrease in silver production. Total cash operating costs per ounce in the first quarter of 2011 were $24.44 and total cash costs per ounce, including royalties and taxes, were $25.46, as compared to $15.47 and $15.95, respectively, during the first quarter of 2010. The decrease in silver production was primarily due to a 51.0% decrease in ore grade.
  Endeavor Mine:
     Silver production at the Endeavor mine in the first quarter of 2011 was 149,182 ounces compared to 204,253 ounces in the first quarter of 2010. Production costs applicable to sales increased 34.5% during the quarter due to the increased operating cost contribution. Total cash costs per ounce of silver produced were $17.15 in the first quarter of 2011 compared to $7.40 in the first quarter of 2010. The increase in total cash cost per ounce was primarily due to the price participation component terms of the transaction, in accordance with the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd, a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.

     As of March 31, 2011, CDE Australia Pty Ltd had recovered approximately 64.0% of the transaction consideration consisting of 3.2 million payable ounces, or 15.6% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement. No assurances can be made that the mine will achieve its 20.0 million payable silver ounce maximum.
Operating Statistics from Continuing Operations
     The following table presents information by mine and consolidated sales information for the three month period ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Silver Operations:
Palmarejo
Tons milled	398,740	458,006
Ore grade/Ag oz	5.97	3.91
Ore grade/Au oz	0.08	0.05
Recovery/Ag oz	72.7%	72.7%
Recovery/Au oz	87.4%	92.1%
Silver production ounces	1,729,766	1,300,593
Gold production ounces	27,759	22,577
Cash operating costs/oz	$4.80	$5.41
Cash cost/oz	$4.80	$5.41
Total production cost/oz	$24.40	$21.39

San Bartolomé
Tons milled	387,668	293,106
Ore grade/Ag oz	5.60	3.74
Recovery/Ag oz	88.6%	94.8%
Silver production ounces	1,710,948	1,039,926
Cash operating costs/oz	$9.13	$9.98
Cash cost/oz	$10.47	$10.84
Total production cost/oz	$13.37	$13.89

Martha
Tons milled	17,818	17,575
Ore grade/Ag oz	12.06	24.59
Ore grade/Au oz	0.02	0.03
Recovery/Ag oz	83.7%	84.5%
Recovery/Au oz	75.3%	88.5%
Silver production ounces	179,985	365,226
Gold production ounces	244	515
Cash operating costs/oz	$24.44	$15.47
Cash cost/oz	$25.46	$15.95
Total production cost/oz	$29.28	$22.31

Rochester (A)
Silver production ounces	333,696	522,159
Gold production ounces	1,451	2,690
Cash operating costs/oz	$10.28	$1.68
Cash cost/oz	$11.86	$2.35
Total production cost/oz	$13.53	$3.37

Endeavor
Tons milled	167,287	129,872
Ore grade/Ag oz	2.00	3.27
Recovery/Ag oz	44.5%	48.1%
Silver production ounces	149,182	204,253
Cash operating costs/oz	$17.15	$7.40
Cash cost/oz	$17.15	$7.40
Total production cost/oz	$21.30	$10.63

	Three months ended March 31,
	2011	2010
Gold Operation:
Kensington(B)
Tons milled	105,820	—
Ore grade/AU oz	0.24	—
Rocovery/AU oz	92.4%	—
Gold production ounces	23,676	—
Cash operating costs/oz	$988.75	$—
Cash cost/oz	$988.75	$—
Total production cost/oz	$1,384.30	$—

	2011	2010
CONSOLIDATED PRODUCTION TOTALS(C)
Total silver ounces	4,103,577	3,432,157
Total gold ounces	53,130	25,782

Silver Operations:(D)
Cash operating costs per oz/silver	$8.36	$7.41
Cash cost per oz/silver	$9.10	$7.83
Total production cost/oz	$19.02	$15.84

Gold Operation:(E)
Cash operating costs/oz	$988.75	$—
Cash cost/oz	$988.75	$—
Total production cost/oz	$1,384.30	$—

CONSOLIDATED SALES TOTALS (F)
Silver ounces sold	3,659,154	3,633,695
Gold ounces sold	65,948	25,734
Realized price per silver ounce	$31.27	$16.84
Realized price per gold ounce	$1,374	$1,104

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61% for silver and 92% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2014 for the current leach pad. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad.

(B)	Kensington achieved commercial production on July 3, 2010.

(C)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(D)	Amount includes by-product gold credits deducted in computing cash costs per ounce.

(E)	Amounts reflect Kensington per ounce statistics only.

(F)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

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

     The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP
Production Costs
March 31, 2011

(In thousands except ounces and per		San
ounce costs)	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	1,729,766	1,710,948	—	333,696	179,985	149,182	4,103,577
Production of gold (ounces)			23,676				23,676
Cash operating cost per Ag ounce	$4.80	$9.13		$10.28	$24.44	$17.15	$8.36
Cash costs per Ag ounce	$4.80	$10.47		$11.86	$25.46	$17.15	$9.10
Cash operating cost per Au ounce			$988.75				$988.75
Cash cost per Au ounce			$988.75				$988.75

Total Cash Operating Cost (Non-U.S. GAAP)	$8,311	$15,615	$23,410	$3,429	$4,399	$2,558	$57,722
Royalties	—	2,304	—	330	183	—	2,817
Production taxes	—	—	—	200	—	—	200

Total Cash Costs (Non-U.S. GAAP)	8,311	17,919	23,410	3,959	4,582	2,558	60,739
Add/Subtract:
Third party smelting costs	—	—	(2,650)	—	(1,373)	(563)	(4,586)
By-product credit	38,468	—	—	2,015	339	—	40,822
Other adjustments	221	(189)	—	42	96	—	170
Change in inventory	(9,631)	(3,612)	12,160	1,341	(4,034)	(895)	(4,671)
Depreciation, depletion and amortization	33,666	5,143	9,365	514	591	619	49,898

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$71,035	$19,261	$42,285	$7,871	$201	$1,719	$142,372

March 31, 2010
(In thousands except ounces and per		San
ounce costs)	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	1,300,593	1,039,926	—	522,159	365,226	204,253	3,432,157
Production of gold (ounces)			—
Cash operating cost per Ag ounce	$5.41	$9.98		$1.68	$15.47	$7.40	$7.41
Cash costs per Ag ounce	$5.41	$10.84		$2.35	$15.95	$7.40	$7.83
Cash operating cost per Au ounce			$—				$—
Cash cost per Au ounce			$—				$—

Total Cash Operating Cost (Non-U.S. GAAP)	$7,030	$10,379	$—	$878	$5,648	$1,511	$25,446
Royalties	—	892		—	177	—	1,069
Production taxes	—	—		348	—	—	348

Total Cash Costs (Non-U.S. GAAP)	7,030	11,271	—	1,226	5,825	1,511	26,863
Add/Subtract:
Third party smelting costs	(784)	—	—	—	(693)	(264)	(1,741)
By-product credit	25,045	—	—	2,988	571	—	28,604
Other adjustments	—	—	—	68	6	—	74
Change in inventory	(3,408)	(1,868)	—	1,507	1,617	(629)	(2,781)
Depreciation, depletion and amortization	20,793	3,177	—	465	2,317	660	27,412

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$48,676	$12,580	$—	$6,254	$9,643	$1,278	$78,431

Exploration Activity
     During the three months ending March 31, 2011, the Company drilled over 14,000 meters (45,900 feet) of new core on its global exploration program. The majority of this was devoted to exploration at the Company’s Palmarejo, Kensington, and Martha mine properties.
Palmarejo (Mexico)
     The Company completed over 9,900 meters (32,500 feet) in 28 new core holes in the quarter to discover new silver and gold mineralization and define new ore reserves. This exploration work concentrated primarily around the Palmarejo mine from both surface and underground drill platforms with 21 new core holes; the majority of which were completed at the Tucson and Chapotillo zones in the current Palmarejo surface mine area. Many assay results were pending as of March 31, 2011, but the Company received positive results from Tucson and a new targeted area, La Virginia, immediately north of the surface mine.
San Bartolomé (Bolivia)
     A new program of trenching and sampling, designed to increase ore reserves and mineral resources, commenced in the first quarter of 2011. This program is planned to test areas in the Huacajchi (southwest), Santa Rita (southeast), and Diablo (north) sectors of the mine.
Kensington (USA)
     Exploration at Kensington consisted of 1,430 meters (4,691 feet) of core drilling to discover new mineralization and expand ore reserves. The main focus for this drilling was on the Raven structure, a prominent gold-bearing quartz vein, and vein splays situated about 650 meters (2,100 feet) west of the current Kensington mining area. Several high-grade intercepts were encountered in this drilling. At the end of the quarter, drilling commenced on Comet, a new quartz vein target, located south of Raven.
Rochester (USA)
     Drilling at Rochester in the first quarter was entirely devoted to geotechnical projects in support of commencement of new mining. Exploration drilling is slated to commence in the second quarter.
Martha and Joaquin (Argentina)
     A total of 3,167 meters (10,400 feet) of core drilling were completed on all targets in the Santa Cruz Province of southern Argentina in the first quarter of 2011. This included over 2,547 meters (8,356 feet) of drilling at the Martha mine in the first quarter of 2011 on the Martha Norte and Betty zones. The Company also conducts exploration in other parts of the Santa Cruz Province in Argentina. In the first quarter of 2011, the Company focused this effort on the Joaquin joint venture property, on which the Company recently elected to exercise its next option to acquire a 61% managing interest in the joint venture.
Critical Accounting Policies and Estimates
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring significant management estimates and assumptions relate to: recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long-lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; assessment of valuation allowance for value added tax receivables, and other employee benefit liabilities.
     Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. The most significant reclassifications were to reclassify the Cerro Bayo statements of operations from historical presentation to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented.
     Correction of an Immaterial Error: In the fourth quarter of 2010, the Company identified an error in the amount of income tax benefit recognized in 2009. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 108 and determined that the error was immaterial to previously reported amounts contained in its periodic reports and the Company intends to correct this error through subsequent periodic filings. See Note D — Correction of an Immaterial Error in the Company’s Form 10K for the year ended December 31, 2010.
     Please see NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the Company’s latest Form 10-K for additional critical accounting policies and estimates.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Sales of metal from continuing operations in the first quarter of 2011 increased by 126.1% to $199.6 million from $88.3 million in the first quarter of 2010. The increase in sales of metal was due to a 156.3% increase in the quantity of gold ounces sold, primarily from the Company’s Palmarejo silver and gold mine and the Kensington gold mine, which began commercial production on July 3, 2010. In the first quarter of 2011, the Company sold 3.7 million ounces of silver and 65,948 ounces of gold compared to 3.6 million ounces of silver and 25,734 ounces of gold for the same period in 2010. Realized silver and gold prices in the first quarter of 2011 increased 85.7% and 24.5%, respectively, over the first quarter 2010. Realized silver and gold prices were $31.27 and $1,374 per ounce, respectively, in the first quarter of 2011, compared to $16.84 and $1,104 per ounce, respectively, in the comparable quarter of 2010.
     Included in sales of metals are the by-product sales derived from the sale of gold by our silver mines. Total gold sales for the periods ending March 31, 2011 and 2010 were $87.1 and $28.3 million, respectively. Of those totals, by-product metal sales were $39.0 million compared to $28.3 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future.
     In the first quarter of 2011, the Company produced a total of 4.1 million ounces of silver and 53,130 ounces of gold, compared to 3.4 million ounces of silver and 25,782 ounces of gold in the first quarter of 2010. The increase is primarily due to higher production from Palmarejo and San Bartolomé from the same time period in 2010. The Company’s total gold production in the first quarter of 2011 increased 27,348, or 106.1%, to 53,130 ounces, as compared to 25,782 ounces in the comparable period in 2010. The increase was driven by the Kensington mine, which operated at full capacity during the first quarter of 2011.
     While quarterly sales of metal rose 126.1%, production costs applicable to sales of metal in the first quarter of 2011 increased only 78.5% from $51.8 million to $92.5 million in the first quarter of 2011.
     Depreciation and depletion increased by $22.3 million, from $27.7 million to $50.0 million, compared to the first quarter of 2010. The increase is due to depreciation and depletion expense from the Kensington mine, which commenced commercial production in the third quarter of 2010.

Costs and Expenses
     Administrative and general expenses increased by $5.5 million, from $6.7 million to $12.2 million, as compared to the first quarter of 2010. The increase is due to the expensing of non-cash incentive compensation, corporate administrative, legal and other costs.
     Exploration expenses increased to $2.8 million in the first quarter of 2011 compared to $2.5 million in the same period of 2010.
Other Income and Expenses
     The Company recognized $0.5 million of losses on debt extinguishments during the first quarter of 2011 related to the payment on the Senior Term Notes due 2012 compared to a loss of $7.9 million during the first quarter of 2010, due to the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock.
     Non-cash fair value adjustments, net in the three months ended March 31, 2011 were $5.3 million compared to $4.3 million in the first quarter of 2010. The majority of the increase was due to Franco-Nevada derivative adjustments realized during the quarter, offset by a decrease of foreign currency contracts and Mandalay derivatives.
     Interest and other income in the first quarter of 2011 increased by $0.2 million to a gain of $1.9 million compared with the first quarter of 2010.
     Interest expense, net of capitalized interest, increased to $9.3 million in the first quarter of 2011 from $5.8 million in the first quarter of 2010. The increase in interest expense was primarily due to a decrease in capitalized interest related to the Kensington mine, which was placed into service on July 3, 2010, thereby decreasing capitalized interest.
Income Taxes
     For the three months ended March 31, 2011, the Company reported an income tax provision of approximately $12.9 million compared to an income tax benefit of $7.0 million in the first quarter of 2010. The following table summarizes the components of the Company’s income tax benefit (provision) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended
	March 31,
	2011	2010
Current:
United States — Alternative minimum tax	$1,938	$—
United States — Foreign withholding	(78)	(491)
Argentina	98	(13)
Australia	101	—
Mexico	(50)	(50)
Bolivia	(9,079)	831
Deferred:
United States	(616)	(5,936)
Australia	(519)	(290)
Mexico	(3,776)	14,369
Bolivia	(958)	(1,423)

Income tax benefit (provision)	$(12,939)	$6,997

     During the three months ended March 31, 2011, the Company recognized a current provision in Bolivia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.1 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia, and a $2.0 million benefit for anticipated operating losses in the U.S. In addition, the Company recognized a net $5.9 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
     During the three months ended March 31, 2010, the Company recognized a current benefit in Bolivia primarily related to inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $6.7 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Mexico).
Results of Discontinued Operations
     In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Pursuant to U.S. GAAP, Cerro Bayo has been reported in discontinued operations for the three month period ended March 31, 2010. There was no gain (loss) from discontinued operations for the three month period ended March 31, 2011. The loss from discontinued operations (net of taxes) for the three month period ended March 31, 2010 was $2.8 million.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

Three months ended
March 31, 2010
Sales of metals	$—

Depreciation and depletion	(1,054)
Other operating expenses	(1,077)
Interest and other income	(338)
Income tax (expense)	(343)
Gain on sale of discontinued operations, net of taxes	—
Income (loss) from discontinued operations	$(2,812)

LIQUIDITY AND CAPITAL RESOURCES
Working Capital; Cash and Cash Equivalents
     The Company’s working capital at March 31, 2011, increased by $75.9 million to approximately $71.4 million compared to a deficit of $4.5 million at December 31, 2010. The ratio of current assets to current liabilities was 1.33 to 1 at March 31, 2011 and was 0.98 to 1 at December 31, 2010.
     Net cash provided by operating activities in the three months ended March 31, 2011 was $35.8 million, compared with net cash used in operating activities of $9.2 million in the three months period ended March 31, 2010. Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$35,786	$(9,230)
Changes in operating assets and liabilities:
Receivables and other current assets	4,860	11,287
Inventories	12,493	2,657
Accounts payable and accrued liabilities	36,663	23,000

Operating cash flow	$89,802	$27,714

     Net cash used in investing activities in the first quarter of 2011 was $16.6 million, compared to $47.3 million used in investing activities in the first quarter of 2010. The decrease is primarily due to lower capital investment activity at the Kensington mine. The Company’s financing activities used $20.9 million of cash during the three months ended March 31, 2011 compared to cash provided by financing activity of $89.7 million during the three months ended March 31, 2010. The decrease is primarily due to cash payments on existing debt in the current quarter and the receipt of the proceeds from issuance of notes in the first quarter of 2010.
Liquidity
     As of March 31, 2011, the Company’s cash, equivalents and short-term investments totaled $64.4 million compared to $66.1 million as of December 31, 2010.
Capitalized Expenditures
     During the three months ended March 31, 2011, capital expenditures totaled $15.9 million, compared to $47.2 million for the first quarter of 2010.
Gold Lease Facility
     As of March 31, 2011, the Company had no gold leased from MIC. At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
     As of December 31, 2010, based on the current futures metals prices for each of the delivery dates and using a 3.1% discount rate, the fair value of the instrument was a liability of $14.1 million. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to-market adjustments for the gold lease facility amounted to a gain of $1.4 million for the three months ended March 31, 2010. The Company recorded realized losses of $2.0 million for the three months ended March 31, 2010. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.
Debt and Capital Resources
3.25% Convertible Senior Notes due 2028
     As of March 31, 2011, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $43.8 million net of debt discount.

     The fair value of the notes outstanding, as determined by market transactions at March 31, 2011, and December 31, 2010 was $48.5 million and $48.2 million, respectively. The carrying value of the equity component at March 31, 2011, and December 31, 2010 was $10.9 million and $10.9 million, respectively.
     During the first quarters of 2011 and 2010, interest expense recognized was $0.4 million and $1.2 million, respectively, and accretion of the debt discount was $0.6 million and $1.4 million, respectively. The debt discount remaining at March 31, 2011 was $4.9 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.
1.25% Convertible Senior Notes due 2024
     During the first three months of 2011, the Company repurchased or redeemed all of the 1.25% Convertible Senior Notes due 2024 that were outstanding as of December 31, 2010 and, accordingly, there were no outstanding 2024 notes as of March 31, 2011. The notes were originally issued on January 13, 2004.
     On January 18, 2011, the Company repurchased $945,000 in aggregate principle amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011.
Senior Term Notes due December 31, 2012
     As of March 31, 2011 the balance of the Senior Term Notes was $26.3 million.
     For the three months ended March 31, 2011 the Company paid $3.8 million in principal and $0.5 million in interest in connection with the quarterly payments due under the notes. In addition, a loss of $0.5 million for the three months ended March 31, 2011 was realized in connection with quarterly debt payments and early payoff premiums. The loss is recorded in debt extinguishments.
Kensington Term Facility
     As of March 31, 2011 the balance of the Kensington Term Facility was $96.7 million.
     Borrowings under the amended Kensington term facility bear interest at a rate equal to LIBOR plus 4.5% per year. Interest of $0.2 million was capitalized into the loan balance for the three months ended March 31, 2011.
     As a condition to the amended Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 187,500 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 232,500 ounces of gold were outstanding at March 31, 2011. The weighted average put feature of each collar was $940.35 and the weighted average call feature of each collar was $1,852.62. Collars protecting 182,500 ounces of gold were outstanding on December 31, 2010. The weighted average put feature on each collar was $911.99 and the weighted average call feature on each collar was $1,795.18.
Capital Leases
     During the three months ended March 31, 2011, Coeur Mexicana SA de CV (“Coeur Mexicana”), a wholly-owned subsidiary of the Company, entered into sale and leaseback transactions that have associated monthly payments to be paid until April of 2014. As of March 31, 2011, the outstanding balance on these capital leases was $27.2 million.

     Other capital leases for equipment and facilities leases totaling $10.1 million were outstanding at March 31, 2011 with monthly payments through June 1, 2014.
Other
     On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of March 31, 2011, the outstanding balance was $0.4 million.
     On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of March 31, 2011, the outstanding balance was $0.8 million.
Palmarejo Gold Production Royalty Obligation
     The Company recognized accretion expense of $4.8 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the remaining minimum obligation under the royalty agreement was $78.4 million and $80.3 million, respectively.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2011, and 2010 the Company capitalized interest of $0.2 million and $4.1 million, respectively. The decrease in the amount of interest capitalized was the result of the Kensington mine going into production in July of 2010.
Litigation and Other Events
     For a discussion of litigation and other events, see Note 19 to the Company’s Consolidated Financial Statements, Litigation and Other Events.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Risk Mitigation Overview
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
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2011, the Company had outstanding provisionally priced sales of $42.2 million, consisting of 107,191 ounces of silver and 28,116 ounces of gold, which had a fair value of $42.5 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $1,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $28,100. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 647,711 ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800.
Foreign Currency Contracts
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
     The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At March 31, 2011, the Company had MXP foreign exchange contracts of $22.2 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.67 MXP to each U.S. dollar and had a fair value of $1.0 million at March 31, 2011. The Company recorded mark-to-market gains of $1.0 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains of $0.3 million and $0.04 million in Production costs applicable to sales during the three months ended March 31, 2011 and 2010, respectively.

Gold Lease Facility
     As of March 31, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011.
     On December 12, 2008, the Company entered into a gold lease facility with MIC. Pursuant to this facility, the Company may lease amounts of gold from MIC and is obligated to deliver the same amounts back to MIC and to pay specified lease fees to MIC that are equivalent to interest at current market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility are secured by certain collateral. The collateral agreement specifies the maximum amount of gold the Company may lease from MIC, as well as the amount and type of collateral. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
     As of December 31, 2010, based on the current futures metals prices for each of the delivery dates and using a 3.1% discount rate, the fair value of the instrument was a liability of $14.1 million. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to-market adjustments for the gold lease facility amounted to a gain of $1.4 million for the three months ended March 31, 2010. The Company recorded realized losses of $2.0 million for the three months ended March 31, 2010. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2011, a total of 305,088 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2011 and December 31, 2010 was a liability of $160.9 million and $162.0 million, respectively. During the three months ended March 31, 2011, and 2010, mark-to-market adjustments for this embedded derivative amounted to a gain of $1.1 million and a loss of $1.7 million, respectively. For the three months ended March 31, 2011 and 2010, realized losses on settlement of the liabilities were $7.5 million and $3.2 million respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
     For each $1.00 increase in the price of gold, the fair value of the net derivative liability on March 31, 2011 would have increased by approximately $0.3 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability on March 31, 2011 would have decreased by approximately $0.3 million.
Gold Forward Contracts
     The Company purchases gold contracts to reduce the risk associated with potential decreases in the market price of gold. At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380.00, which was settled on March 22, 2011 for a gain of $0.5 million.

Kensington Term Facility
     On March 31, 2011, in connection with the Kensington Term Facility described in Note 10, Long-Term Debt and Capital Lease Obligation, Kensington Term Facility, the Company had outstanding call options requiring it to deliver 232,500 ounces of gold at a weighted average strike price of $1,852.62 per ounce if the market price of gold exceeds the strike price. At March 31, 2011, the Company had outstanding put options allowing it to sell 232,500 ounces of gold at a weighted average strike price of $940.35 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of March 31, 2011, the fair market value of these contracts was a net liability of $15.4 million. During the three months ended March 31, 2011, 11,250 ounces of gold call options at a weighted average strike price of $1,723.11 per ounce expired resulting in a realized gain of $0.7 million and 11,250 ounces of gold put options at a weighted average strike price of $878.56 per ounce expired resulting in a realized loss of $0.7 million.
     Additional information about the Company’s derivative financial instruments may be found in Note 15, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Company’s financial statements included in Item 1.
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
(b) Changes in Internal Control over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     The information contained under Note 19 to the consolidated financial statements in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
     Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Those risk factors have been supplemented and updated in this Form 10-Q as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.
Coeur’s operations in Bolivia are subject to political risks.
     The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. The Company cannot assure you that its operations at the San Bartolomé mine in Bolivia will not be affected in the current political environment in Bolivia. In April 2011, media reports suggesting potential nationalization of mining interests led to clarifying statements from the Bolivian government that a recovery of mining interests does not apply to the Company’s mining rights. The government explained that any potential nationalization efforts would not impact the Company due to the fact that we have union labor support and our mining rights are already derived from the Bolivian State and the mining cooperatives who hold their rights from the Bolivian State as well. It is unknown, however, if the current or future administration may take action contrary to these assurances. It is further also unknown if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
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
     If the mining restriction is not lifted, the Company may need to write down the carrying value of the asset. It is also unknown if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Maximum
number (or
approximate
dollar value)
			Total number of	of shares
			shares (or units)	(or units) that
	Total number		purchased as	may yet be
	of shares	Average price	part of publicly	purchased
	(or units)	paid per share	announced plans	under the plans
Period	purchased (1)	(or unit)	or programs	or programs
1/1/11 - 1/31/11 (1)	1,590	$24.54	—	$—
2/1/11 - 2/28/11 (1)	8,974	25.03	—	—
3/1/11 - 3/31/11	—	—	—	—

Total	10,564	$24.96	—	$—

(1)	Represents shares withheld from employees to pay taxes related to the vesting of restricted shares.

				Maximum
				number (or
				approximate
				dollar value)
			Total number of	of shares
			shares (or units)	(or units) that
	Total number		purchased as	may yet be
	of shares	Average price	part of publicly	purchased
	(or units)	received per	announced plans	under the plans
Period	sold(2)	share (or unit)	or programs	or programs
1/1/11 - 1/31/11(2)	3,830	$10.00	—	$—
2/1/11 - 2/28/11(2)	2,389	$14.80	—	—
3/1/11 - 3/31/11(2)	9,864	$10.00	—	—

Total	16,083	$11.05	—	$—

(2)	Exercise of Employee Options
Item 5. Other Information
Mine Safety Disclosures
     Information concerning any mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended effective May 26, 2009. (Incorporated herein by reference to Exhibit 3.1 o the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

3.2	Bylaws of the Registrant, as amended effective July 16, 2007. (Incorporated herein by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007. (Incorporated herein by reference to Exhibit 3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

99.1	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)
Dated May 9, 2011	/s/ Dennis E. Wheeler
DENNIS E. WHEELER
Chairman, President and Chief Executive Officer

Dated May 9, 2011	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Senior Vice President and Chief Financial Officer (Principal Financial Officer)