Form 10-Q
period 2011-06-30
COEUR D ALENE MINES CORP
filed 2011-08-08
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,653,222 shares were issued and outstanding as of August 5, 2011.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		June 30,	December 31,
		2011	2010
	Notes	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$106,830	$66,118
Short term investments	5	480	—
Receivables	6	74,624	58,880
Ore on leach pad		6,528	7,959
Metal and other inventory	7	155,640	118,340
Prepaid expenses and other		13,112	14,914

		357,214	266,211
NON-CURRENT ASSETS
Property, plant and equipment, net	8	663,510	668,101
Mining properties, net	9	2,060,740	2,122,216
Ore on leach pad, non-current portion		10,205	10,005
Restricted assets		29,711	29,028
Marketable securities	5	9,056	—
Receivables, non-current portion	6	40,941	42,866
Debt issuance costs, net		3,167	4,333
Deferred tax assets	12	564	804
Other		13,863	13,963

TOTAL ASSETS		$3,188,971	$3,157,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$66,235	$67,209
Accrued liabilities and other		7,005	39,720
Accrued income taxes		31,581	28,155
Accrued payroll and related benefits		18,116	17,953
Accrued interest payable		567	834
Current portion of capital leases and other debt obligations	10	55,839	63,317
Current portion of royalty obligation		57,366	51,981
Current portion of reclamation and mine closure	11	1,423	1,306
Deferred tax liabilities	12	462	242

		238,594	270,717
NON-CURRENT LIABILITIES
Long-term debt and capital leases	10	135,322	130,067
Non-current portion of royalty obligation		183,987	190,334
Reclamation and mine closure	11	28,334	27,779
Deferred income taxes	12	483,897	474,264
Other long-term liabilities		23,241	23,599

		854,781	846,043
COMMITMENTS AND CONTINGENCIES
(Notes 10, 11, 12, 13, 14, 15, 16 and 19)

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, 89,530,624 issued at June 30, 2011 and 89,315,767 issued at December 31, 2010		895	893
Additional paid-in capital		2,583,345	2,578,206
Accumulated deficit		(487,257)	(538,332)
Accumulated other comprehensive loss		(1,387)	—

		2,095,596	2,040,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,188,971	$3,157,527

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Sales of metal	$231,090	$101,018	$430,714	$189,307
Production costs applicable to sales	(77,102)	(58,590)	(169,576)	(110,393)
Depreciation, depletion and amortization	(57,641)	(29,983)	(107,682)	(57,702)

Gross profit	96,347	12,445	153,456	21,212
COSTS AND EXPENSES
Administrative and general	1,827	6,859	14,058	13,794
Exploration	4,077	3,161	6,839	5,681
Pre-development, care, maintenance and other	11,104	565	14,678	732

Total cost and expenses	17,008	10,585	35,575	20,207

OPERATING INCOME	79,339	1,860	117,881	1,005
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	(389)	(4,050)	(856)	(11,908)
Fair value adjustments, net	(12,432)	(42,516)	(17,700)	(46,774)
Interest income and other	2,763	(3,821)	4,664	(2,088)
Interest expense, net of capitalized interest	(9,268)	(5,646)	(18,573)	(11,451)

Total other income and expense	(19,326)	(56,033)	(32,465)	(72,221)

Income (loss) from continuing operations before income taxes	60,013	(54,173)	85,416	(71,216)
Income tax benefit (provision)	(21,402)	9,372	(34,341)	16,370

Income (loss) from continuing operations	38,611	(44,801)	51,075	(54,846)
Loss from discontinued operations, net of income taxes	—	(2,966)	—	(5,778)
Loss on sale of net assets of discontinued operations, net of income taxes	—	(2,977)	—	(2,977)

NET INCOME (LOSS)	38,611	(50,744)	51,075	(63,601)
Other comprehensive loss, net of income taxes	(1,387)	—	(1,387)	(5)

COMPREHENSIVE INCOME (LOSS)	$37,224	$(50,744)	$49,688	$(63,606)

BASIC AND DILUTED INCOME PER SHARE
Basic income (loss) per share:
Income (loss) from continuing operations	$0.43	$(0.50)	$0.57	$(0.64)
Income (loss) from discontinued operations	—	(0.07)	—	(0.11)

Net income (loss)	$0.43	$(0.57)	$0.57	$(0.75)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.43	$(0.50)	$0.57	$(0.64)
Income (loss) from discontinued operations	—	(0.07)	—	(0.11)

Net income (loss)	$0.43	$(0.57)	$0.57	$(0.75)

Weighted average number of shares of common stock
Basic	89,310	88,501	89,299	85,145
Diluted	89,712	88,501	89,683	85,145
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2011
(Unaudited)

					Accumulated
	Common	Common			Other
	Stock	Stock Par	Additional Paid-	Accumulated	Comprehensive
(In thousands)	Shares	Value	In Capital	(Deficit)	Loss	Total
Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$—	$2,040,767
Net income	—	—	—	51,075	—	51,075
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,387)	(1,387)
Common stock issued/cancelled under long-term incentive plans, net	215	2	5,139	—	—	5,141

Balances at June 30, 2011	89,531	$895	$2,583,345	$(487,257)	$(1,387)	$2,095,596

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,611	$(50,744)	$51,075	$(63,601)
Add (deduct) non-cash items
Depreciation, depletion and amortization	57,641	31,010	107,682	59,784
Accretion of discount on debt and other assets, net	494	—	944	—
Accretion of royalty obligation	5,770	4,637	11,037	9,629
Deferred income taxes	4,223	(14,892)	10,093	(21,388)
Loss on debt extinguishment	389	4,050	856	11,908
Fair value adjustments, net	13,933	43,052	20,593	46,723
(Gain) loss on foreign currency transactions	(848)	1,471	(737)	1,821
Share-based compensation	(3,351)	622	4,804	2,009
(Gain) loss on sale of assets	(1,223)	2,826	(1,224)	2,805
Other non-cash charges	200	15	831	71
Changes in operating assets and liabilities:
Receivables and other current assets	(6,784)	3,662	(11,644)	(7,625)
Inventories	(23,575)	(2,251)	(36,068)	(4,908)
Accounts payable and accrued liabilities	25,585	8,998	(11,392)	(14,002)

CASH PROVIDED BY OPERATING ACTIVITIES	111,065	32,456	146,850	23,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(11,881)	—	(13,110)	—
Proceeds from sales and maturities of investments	2,773	—	3,360	—
Capital expenditures	(25,764)	(45,467)	(41,681)	(92,656)
Other	325	150	273	76

CASH USED IN INVESTING ACTIVITIES	(34,547)	(45,317)	(51,158)	(92,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	22,041	27,500	134,810
Payments on long-term debt, capital leases, and associated costs	(16,704)	(11,377)	(34,099)	(18,978)
Payments on gold production royalty	(17,441)	(9,582)	(32,059)	(18,533)
Proceeds from gold lease facility	—	—	—	4,517
Payments on gold lease facility	—	(2,210)	(13,800)	(17,101)
Proceeds from sale-leaseback transactions	—	—	—	4,853
Additions to restricted assets associated with the Kensington Term Facility	—	(786)	(1,325)	(1,584)
Other	30	—	(1,197)	(225)

CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES:	(34,115)	(1,914)	(54,980)	87,759

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,403	(14,775)	40,712	18,405

Cash and cash equivalents at beginning of period	64,427	55,962	66,118	22,782

Cash and cash equivalents at end of period	$106,830	$41,187	$106,830	$41,187

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     Basis of Presentation — The Company’s unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Coeur d’Alene Mines Corporation and its consolidated subsidiaries (“Coeur” or the “Company”). All intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.
     The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2011 and December 31, 2010 and the Company’s results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to June 30, 2011 or to the three or six months ended June 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.
     On August 9, 2010, the Company closed the sale of its 100% interest in the Cerro Bayo mine. Consequently, for all of the periods presented, income (loss) from Cerro Bayo has been presented within discontinued operations in the consolidated statements of operations.
     Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. Areas requiring significant management estimates and assumptions include: recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long-lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; assessment of valuation allowance for value added tax receivables; and other employee benefit liabilities.
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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2011, respectively, 1,056,901 and 1,419,282 shares of common stock equivalents related to convertible debt, debt that can be settled in stock, and equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three and six months ended June 30, 2010, 6,446,214 and 5,815,484, respectively, of common stock equivalents related to convertible debt and equity based awards have not been included in the diluted per share calculation, as the Company recorded a net loss for those periods. The effect of potentially dilutive stock outstanding as of June 30, 2011, and 2010 are as follows (in thousands, except per share data):

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income available to common stockholders	$38,611	89,310	$0.43	$51,075	89,299	$0.57
Effect of Dilutive Securities
Equity awards	—	402		—	384

Diluted EPS
Net Income available to common stockholders	$38,611	89,712	$0.43	$51,075	89,683	$0.57

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net Income available to common stockholders	$(50,744)	88,501	$(0.57)	$(63,601)	85,145	$(0.75)
Effect of Dilutive Securities
Equity awards	—	—		—	—

Diluted EPS
Net Income (loss) available to common stockholders	$(50,744)	88,501	$(0.57)	$(63,601)	85,145	$(0.75)

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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
     The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,509	$39,509	$—	$—
Short-term deposits	480	480	—	—
Marketable equity securities	9,056	9,056	—	—
Restricted certificates of deposit	1,178	1,178	—	—
Put and call options	5,583	5,583	—	—
Silver ounces receivable from Mandalay	2,058	—	2,058	—

	$57,864	$55,806	$2,058	$—

Liabilities:
Royalty obligation embedded derivative	$164,891	$—	$164,891	$—
Put and call options	18,655	18,655	—	—
Other derivative instruments, net	890	—	890	—

	$184,436	$18,655	$165,781	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11	$11	$—	$—
Restricted certificates of deposit	2,965	2,965	—	—
Gold forward contract	425	425	—	—
Put and call options	5,403	5,403	—	—
Silver ounces receivable from Mandalay	1,594	—	1,594	—
Other derivative instruments, net	1,685	—	1,685	—

	$12,083	$8,804	$3,279	$—

Liabilities:
Gold lease facility	$2,213	$—	$2,213	$—
Royalty obligation embedded derivative	162,003	—	162,003	—
Put and call options	20,151	20,151	—	—

	$184,367	$20,151	$164,216	$—

     The Company’s cash equivalents, which include money market funds and municipal securities, certificates of deposit and short-term deposits, are valued at readily available market prices. These investments are classified within Level 1 of the fair value hierarchy.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The Company’s marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy.
     The Company’s derivative instruments related to gold forward contracts and put and call options are valued using quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. Such instruments are classified within Level 1 of the fair value hierarchy.
     The Company’s derivative instruments related to the silver ounces receivable from Mandalay described in Note 4, Discontinued Operations, gold lease facility, royalty obligation embedded derivative, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
     The Company had no Level 3 financial assets and liabilities as of June 30, 2011 or December 31, 2010.
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
     The following table details selected financial information included in income from discontinued operations for the three and six months ended June 30, 2010 (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2010	June 30, 2010
Sales of metals	$—	$—

Depreciation and depletion	(1,028)	(2,082)
Care and maintenance expense	(809)	(1,878)
Other income and expense	(151)	(497)
Income tax expense	(978)	(1,321)
Loss on sale of discontinued assets	(2,977)	(2,977)

Income (loss) from discontinued operations	$(5,943)	$(8,755)

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — INVESTMENTS AND OTHER MARKETABLE SECURITIES
     The Company classifies its investments in marketable securities as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. There were no investment securities as of December 31, 2010. The equity securities reflected in the table below include certain equity securities of silver exploration companies that the Company purchased during the three months ended June 30, 2011. The following table summarizes the Company’s available-for-sale securities on hand as of June 30, 2011 (in thousands):

	Investments in marketable securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Losses	Gains	Fair Value
Equity securities	$10,443	$(1,387)	$—	$9,056

	$10,443	$(1,387)	$—	$9,056

     The investments in equity securities were made on a private purchase basis through agreements with the businesses that the Company invested in. The Company is restricted from selling some of these securities for a period of four months from the purchase date.
     The Company recognized an unrealized loss of $1.4 million in other comprehensive loss. The Company assessed this unrealized loss and determined it not to be an other than temporary impairment.
     Gross realized gains and losses are based on a carrying value (cost, net of discount or premium) of investments sold or adjusted for other than temporary decline in market value. There were no realized gains and/or losses in any of the periods presented.
NOTE 6 — RECEIVABLES
     Receivables consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Receivables — current portion
Accounts receivable — trade	$17,337	$14,062
Refundable income tax	6,994	5,363
Refundable value added tax	47,322	36,947
Accounts receivable — other	2,971	2,508

	$74,624	$58,880

Receivables — non-current portion
Refundable value added tax	$40,941	$42,866

     Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. The Company determined that no allowance against its receivable balances at June 30, 2011, or at December 31, 2010 was necessary.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     Taxes paid to foreign governments that are refundable to the Company are classified as “Refundable value added tax” at the face value of the amount of the tax refund due. Refunds are expected to be received in the next twelve months are classified as “current” and amounts that are expected to be received after twelve months are classified as “non-current”.
NOTE 7 — METAL AND OTHER INVENTORIES
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Concentrate and doré inventory	$103,642	$81,059
Supplies	51,998	37,281

Metal and other inventory	$155,640	$118,340

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$713	$713
Building improvements	532,620	516,792
Machinery and equipment	255,086	242,684
Capitalized leases for machinery, equipment and buildings	74,708	72,326

	863,127	832,515
Accumulated depreciation and amortization	(199,617)	(164,414)

	$663,510	$668,101

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — MINING PROPERTIES
     Mining properties consist of the following (in thousands):

		San
June 30, 2011	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties:	$131,261	$66,710	$319,306	$103,441	$10,714	$—	$—	$631,432
Accumulated depletion	(37,054)	(12,331)	(19,343)	(97,435)	(9,996)	—	—	(176,159)

	94,207	54,379	299,963	6,006	718	—	—	455,273

Mineral interests	1,657,188	26,642	—	—	—	44,033	—	1,727,863
Accumulated depletion	(109,222)	(4,946)	—	—	—	(8,370)	—	(122,538)

	1,547,966	21,696	—	—	—	35,663	—	1,605,325
Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$1,642,173	$76,075	$299,963	$6,006	$718	$35,663	$142	$2,060,740

		San
December 31, 2010	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties:	$128,734	$66,655	$317,156	$99,720	$10,096	$—	$—	$622,361
Accumulated depletion	(22,655)	(10,031)	(9,092)	(97,435)	(9,998)	—	—	(149,211)

	106,079	56,624	308,064	2,285	98	—	—	473,150

Mineral interests	1,657,188	26,642	—	—	—	44,033	—	1,727,863
Accumulated depletion	(68,026)	(4,027)	—	—	—	(6,886)	—	(78,939)

	1,589,162	22,615	—	—	—	37,147	—	1,648,924
Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$1,695,241	$79,239	$308,064	$2,285	$98	$37,147	$142	$2,122,216

Operational Mining Properties
     Palmarejo: The Palmarejo silver and gold mine is an underground and surface mine located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
referred to as the “Palmarejo mine.” The Palmarejo mine commenced commercial production in April 2009.
     San Bartolomé Mine: The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state owned mining organization, COMIBOL. The Company commenced commercial production at San Bartolomé in June 2008.
     Kensington: The Kensington mine is an underground gold mine and consists of the Kensington and adjacent Jualin properties located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Kensington mine commenced commercial production in July 2010.
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
Mineral Interests
     Endeavor Mine: In May 2005, CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”) acquired silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). In March 2006, CDE Australia entered into an amended agreement under which it owns all silver production and reserves up to a total of 20.0 million payable ounces.
     CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 3.3 million payable ounces to-date and the current ore reserve contains approximately 7.9 million payable ounces based on current metallurgical recovery and current smelter contract terms. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.
Non-Producing and Development Properties
     The Company has no significant non-producing or development properties as of June 30, 2011, or December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The current and non-current portions of long-term debt and capital lease obligations as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30,		December 31,
	2011		2010
	Current	Non-Current	Current	Non-Current

3.25% Convertible Senior Notes due March 2028	$—	$44,357	$—	$43,220
1.25% Convertible Senior Notes due January 2024	—	—	1,859	—
Senior Term Notes due December 31, 2012	15,000	7,500	15,000	15,000
Kensington Term Facility	21,648	68,124	25,908	48,322
Capital lease obligations	18,799	15,341	15,759	23,483
Other	392	—	4,791	42

	$55,839	$135,322	$63,317	$130,067

3.25% Convertible Senior Notes due 2028
     As of June 30, 2011, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $44.4 million net of debt discount.
     The carrying value of the equity component representing the embedded conversion option at June 30, 2011, and December 31, 2010 was $10.9 million and $10.9 million, respectively.
     Interest expense recognized during the three months ended June 30, 2011, and 2010, was $0.4 million and $0.4 million, respectively, and during the six months ended June 30, 2011 and 2010, was $0.9 million and $1.6 million, respectively. Accretion of the debt discount was $0.3 million and $0.6 million, for the three months ended June 30, 2011 and 2010, respectively, and $0.6 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. The debt discount remaining at June 30, 2011 was $4.3 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 12.4%.
1.25% Convertible Senior Notes due 2024
     As of June 30, 2011, the Company had no outstanding 1.25% Convertible Senior Notes.
     On January 18, 2011, the Company repurchased $945,000 in aggregate principal amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011.
Senior Term Notes due December 31, 2012
     As of June 30, 2011 the balance of the Senior Term Notes was $22.5 million.
     For the three and six months ended June 30, 2011 the Company paid in cash $3.8 million and $7.5 million in principal and $0.4 million and $0.9 million in interest, respectively, in connection with the quarterly payments due under the notes. A loss of $0.4 million and $0.9 million for the three and six months ended June 30, 2011, respectively, was recognized in connection with quarterly debt payments as a result of the Company’s election to make the required principal and interest payment entirely in cash.
     The Company elected to pay the June 30, 2010 payment on the notes with a combination of 50% cash and 50% common stock. The March 31, 2010 payment was paid entirely with common stock. For the three and six months ended June 30, 2010, the Company paid $8.3 million and $16.6 million, respectively, in principal and $1.5 million and $2.5 million, respectively, in interest. For the three and six months ended June 30, 2010, the Company issued 384,410 shares and 1,060,413 shares, respectively, of

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
the Company’s stock. In addition, $0.5 million and $1.6 million were paid and recognized as a loss in connection with quarterly debt payments in the three and six months ended June 30, 2010, respectively. The loss is recorded in debt extinguishments.
Kensington Term Facility
     As of June 30, 2011, the balance of the Kensington term facility was $89.8 million.
     As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 220,000 ounces of gold were outstanding at June 30, 2011. The weighted average put feature of each collar was $943.09 and the weighted average call feature of each collar was $1,858.41.
Capital Leases
     As of June 30, 2011, Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), a wholly owned subsidiary of the Company, had outstanding balances on capital leases of $24.5 million.
     Other capital leases for equipment and facilities totaling $9.6 million were outstanding at June 30, 2011 with monthly payments through May 31, 2016.
Other
     On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation in the principal amount of $2.4 million and bearing interest at 2.9%, to finance insurance premiums. Installments of $0.2 million were paid monthly with the final payment made on June 1, 2011. As of June 30, 2011, and December 31, 2010, the outstanding balance was nil and $1.1 million, respectively.
     On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. The loans call for twenty-four monthly installments with the final payment due on January 31, 2012. As of June 30, 2011, and December 31, 2010, the outstanding balance was $0.4 million and $1.2 million, respectively.
Palmarejo Gold Production Royalty Obligation
     The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $5.8 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively, and $11.0 million and $10.0 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the remaining minimum obligation under the royalty agreement was $76.5 million and $80.3 million, respectively.
Interest Expense
     The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three months ended June 30, 2011 and 2010, the Company expensed interest of $9.3 million and $5.6 million, respectively, and for the six months ended June 30, 2011 and 2010, $18.6 million and $11.5 million, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
3.25% Convertible Senior Notes due March 2028	$395	$444	$791	$1,604
1.25% Convertible Senior Notes due January 2024	—	6	1	17
Senior Term Notes due December 2012	427	1,490	914	2,501
Kensington Term Facility	1,162	458	2,267	754
Capital lease obligations	472	542	938	1,006
Other debt obligations	145	410	613	575
Gold Lease Facility	—	133	107	337
Accretion of Franco Nevada royalty obligation	5,770	4,973	11,037	9,965
Amortization of debt issuance costs	559	836	1,183	1,118
Accretion of debt discount	576	579	1,137	1,949
Capitalized interest	(238)	(4,225)	(415)	(8,375)

Total interest expense	$9,268	$5,646	$18,573	$11,451

Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended June 30, 2011, and 2010 the Company capitalized interest of $0.2 and $4.2 million, respectively, and for the six months ended June 30, 2011 and 2010, $0.4 million and $8.4 million, respectively.
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
     Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Asset retirement obligation — Beginning	$27,908	$25,689	$27,302	$25,112
Accretion	654	573	1,290	1,138
Addition and changes in estimates	—	—	—	18
Settlements	(5)	(7)	(35)	(13)

Asset retirement obligation — June 30	$28,557	$26,255	$28,557	$26,255

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     In addition, the Company has accrued $1.2 million and $1.8 million, as of June 30, 2011 and December 31, 2010, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
     On January 13, 2011, the Company entered into The Rochester Mine Irrevocable Trust (the “Trust”), to provide financial assurance of performance of post-closure monitoring and maintenance obligations for the Rochester Mine Plan of Amendment. The Company deposited $0.7 million into the Trust. The primary beneficiary of the trust is the Bureau of Land Management and the trust funds must be used solely to pay expenses related to post-closure monitoring and maintenance obligations. The Trust will terminate on the earlier of (i) 365 years from the initial date of the trust agreement, or (ii) the expiration of the longest period applicable to the assets of the Trust under the rule against perpetuities of the situs of the Trust.
NOTE 12 — INCOME TAXES
     For the three and six months ended June 30, 2011, the Company reported an income tax provision of approximately $21.4 million and $34.3  million, respectively, compared to an income tax benefit of $9.4 million and $16.4 million for the three and six months ended June 30, 2010, respectively. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Current:
United States — Alternative minimum tax	$—	$—	$1,938	$—
United States — Foreign withholding	(413)	(624)	(491)	(1,115)
Argentina	(15)	(2,128)	83	(2,141)
Australia	(760)	(57)	(659)	(57)
Mexico	(90)	(33)	(140)	(83)
Bolivia	(15,926)	(3,721)	(25,005)	(2,890)
Deferred:
United States	(1,789)	20,422	(2,405)	14,486
Australia	60	(292)	(459)	(582)
Mexico	(6,286)	(4,007)	(10,062)	10,363
Bolivia	3,817	(188)	2,859	(1,611)

Income tax benefit (provision) from continuing operations	$(21,402)	$9,372	$(34,341)	$16,370

     The income tax benefit (provision) for the three and six months ended June 30, 2011 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The Company has U.S. net operating loss carryforwards which expire in 2011 through 2026. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 13 — SHARE-BASED COMPENSATION PLANS
     The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The compensation expense (benefit) recognized in the Company’s consolidated financial statements for the three months ended June 30, 2011 and 2010 for stock based compensation awards was ($3.4) million and $0.6 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized stock based compensation of $4.8 million and $2.0 million, respectively. The stock appreciation rights (SARs), restricted stock units (RSUs) and performance units outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of June 30, 2011, there was $6.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
     The following table shows the new grants issued during the six months ended June 30, 2011:

				Grant date		Grant date fair
		Grant date fair		fair value of		value of
	Restricted	value of	Stock	stock	Performance	performance
Grant date	stock	restricted stock	options	options	shares	shares
January 3, 2011	188,673	$27.45	121,017	$17.89	70,188	$42.81
March 8, 2011	1,509	$34.79	2,562	$22.82	1,509	$55.12
May 9, 2011	5,853	$26.98	10,059	$17.59	5,853	$42.08

	June 30, 2011
		Performance	Restricted
	SARs	units	stock units
Weighted average fair value	$17.40	$29.71	$24.26
     The following table shows the options and SARs exercisable at June 30, 2011:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price

256,023	$28.63	82,170	$12.53
NOTE 14 — DEFINED CONTRIBUTION AND 401(k)
Defined Contribution Plan
     The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.4 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively.
401(k) Plan
     The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended June 30, 2011 and 2010 were $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2011 and 2010, were $0.6 million and $0.4 million, respectively.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 10, Long-Term Debt and Capital Lease Obligations, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2011, a total of 288,836 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2011 and December 31, 2010 was a liability of $164.9 million and $162.0 million, respectively. The Franco-Nevada warrants were contingent options to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfied certain completion tests stipulated in the agreement. During the three and six months ended June 30, 2011, mark-to-market adjustments for this embedded derivative amounted to a loss of $4.0 million and $2.9 million, respectively. On September 19, 2010, the Company exercised these warrants and received the related shares, which were sold for net proceeds to the Company of $10.0 million. The Franco-Nevada warrants were considered a derivative instruments. During the three and six months ended June 30, 2010, mark-to-market adjustments for this embedded derivative and warrants amounted to a loss of $30.0 million and a gain of $1.0 million, respectively. For the three months ended June 30, 2011 and 2010, realized losses on settlement of the liabilities were $9.7 million and $3.7 million, respectively, and for the six months ended June 30, 2011 and 2010, realized losses on settlement of the liabilities were $17.2 million and $6.8 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
     The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At June 30, 2011, the Company had MXP foreign exchange contracts of $32.4 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.08 MXP to each U.S. dollar and had a fair value of $0.3 million at June 30, 2011. The Company recorded mark-to-market gains (losses) of ($0.7) million and $0.3 million for the three and six months ended June 30, 2011, respectively, and $(1.6) million and $(1.2) million for the three and six months ended June 30, 2010, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains of $0.9 million and $1.1 million in Production costs applicable to sales during the three and six months ended June 30, 2011, respectively, and $0.5 million and $0.5 million during the three and six months ended June 30, 2010, respectively.
Gold Lease Facility
     As of June 30, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
delivered to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which was recorded in accrued liabilities and other on the balance sheet.
     On December 12, 2008, the Company entered into the gold lease facility with MIC. Pursuant to this facility, the Company may lease amounts of gold from MIC and is obligated to deliver the same amounts back to MIC and to pay specified lease fees to MIC that are equivalent to interest at current market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility are secured by certain collateral. The collateral agreement specifies the maximum amount of gold the Company may lease from MIC, as well as the amount and type of collateral.
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2011, the Company had outstanding provisionally priced sales of $24.8 million, consisting of 341,058 ounces of silver and 7,471 ounces of gold, which had a fair value of $23.6 million including the embedded derivative. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 647,711 ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative.
Commodity Derivatives
     At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380 per ounce, which was settled on March 22, 2011 for a gain of $0.5 million.
     As of June 30, 2011, in connection with the Kensington term facility described in Note 10, Long-Term Debt and Capital Lease Obligations, Kensington term facility, the Company had outstanding call options requiring it to deliver 220,000 ounces of gold at a weighted average strike price of $1,858.41 per ounce if the market price of gold exceeds the strike price. At June 30, 2011, the Company had outstanding put options allowing it to sell 220,000 ounces of gold at a weighted average strike price of $943.09 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of June 30, 2011, the fair market value of these contracts was a net liability of $13.1 million. During the six months ended June 30, 2011, 23,750 ounces of gold call options at a weighted average strike price of $1,737.68 per ounce expired. The Company recorded unrealized gains of $2.4 million and $1.7 million for the three and six months ended June 30, 2011, respectively, included in fair value adjustments, net. During the three and six months ended June 30, 2010, the Company recorded unrealized losses of $6.1 million and $6.6 million, respectively, included in fair value adjustments, net.
     In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The Company recognized a mark to market loss of $0.4 million associated with this silver in the three months ended June 30, 2011. The Company recognized a mark to market gain of $0.5 million associated with this silver in the six months ended June 30, 2011. The silver had a fair value of $4.3 million at June 30, 2011, and a fair value of $3.9 million at December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     As of June 30, 2011, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2011	2012	2013	Thereafter
Palmarejo gold production royalty	$14,712	$24,865	$25,097	$78,140
Average gold price in excess of minimum contractual deduction	$483	$497	$502	$493
Notional ounces	30,435	50,004	50,004	158,393

Mexican peso forward purchase contracts	$15,600	$16,800	$—	$—
Average rate (MXP/$)	$12.49	$11.70	$—	$—
Mexican peso notional amount	194,771	196,568	—	—

Silver ounces receivable from Mandalay	$764	$1,535	$—	$—
Average silver forward price	$18.33	$18.42	$—	$—
Notional ounces	41,667	83,333	—	—

Silver concentrate sales agreements	$13,398	$—	$—	$—
Average silver price	$39.28	$—	$—	$—
Notional ounces	341,058	—	—	—

Gold concentrates sales agreements	$11,384	$—	$—	$—
Average gold price	$1,524	$—	$—	$—
Notional ounces	7,471	—	—	—

Gold put options purchased	$1,800	$2,880	$1,800	$720
Average gold strike price	$887	$923	$928	$991
Notional ounces	30,000	68,000	45,000	77,000

Gold call options sold	$1,800	$2,880	$1,800	$720
Average gold strike price	$1,740	$1,817	$1,827	$1,960
Notional ounces	30,000	68,000	45,000	77,000

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     The following summarizes the classification of the fair value of the derivative instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
					Current	Non-current
	Prepaid	Other non-	Accrued	Other long-	portion of	portion of
	expenses and	current	liabilities and	term	royalty	royalty
	other	assets	other	liabilities	obligation	obligation
Silver ounces receivable from
Mandalay	$1,378	$680	$—	$—	$—	$—
Forward foreign exchange contracts	830	—	527	—	—	—
Palmarejo gold production royalty	—	—	—	—	33,425	131,466
Put and call options, net	—	—	1,449	11,623	—	—
Concentrate sales contracts	30	—	1,223	—	—	—

	$2,238	$680	$3,199	$11,623	$33,425	$131,466

	December 31, 2010
					Current	Non-current
	Prepaid	Other non-	Accrued	Other long-	portion of	portion of
	expenses and	current	liabilities and	term	royalty	royalty
	other	Assets	other	Liabilities	obligation	obligation
Gold lease facility	$—	$—	$2,213	$—	$—	$—
Gold forward contract	425	—	—	—	—	—
Silver ounces receivable from Mandalay	531	1,063	—	—	—	—
Forward foreign exchange contracts	328	—	323	—	—	—
Palmarejo gold production royalty	—	—	—	—	28,745	133,258
Put and call options, net	—	—	1,471	13,277	—	—
Concentrate sales contracts	1,703	—	23	—	—	—

	$2,987	$1,063	$4,030	$13,277	$28,745	$133,258

     The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2011 and 2010 (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
Financial statement line	Derivative	2011	2010	2011	2010
Sales of metal	Concentrate sales contracts	$(1,515)	$(536)	$(2,873)	$51
Production costs applicable to sales	Forward foreign exchange contracts	859	489	1,111	40
Fair value adjustments, net	Gold lease facility	—	(2,137)	(132)	(2,729)
Fair value adjustments, net	Forward foreign exchange contracts	(707)	(1,649)	298	(1,192)
Fair value adjustments, net	Forward gold contract	—	—	35	—
Fair value adjustments, net	Silver ounces receivable	(368)	—	464	—
Fair value adjustments, net	Palmarejo gold royalty	(13,731)	(33,663)	(20,041)	(38,512)
Fair value adjustments, net	Franco-Nevada warrant	—	1,030	—	2,333
Fair value adjustments, net	Put and call options	2,374	(6,097)	1,676	(6,674)

		$(13,088)	$(42,563)	$(19,462)	$(46,683)

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Credit Risk
     The credit risk exposure related to any potential derivative instruments is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company deals with financial institutions management deems credit worthy and limits credit exposure to each. The Company does not anticipate non-performance by any of its counterparties. In addition, to allow for situations where positions may need to be revised, the Company deals only in markets that management considers highly liquid.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
     The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at the Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 12, 2006 to June 30, 2012. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of June 30, 2011, approximately 16% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Kensington Production Royalty
     On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc., acquired a 50% ownership interest of Echo Bay Exploration Inc. or Echo Bay, which provides the Company with indirect 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2 1/2% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production.
Rochester Production Royalty
     The Company acquired the Rochester property from ASARCO in 1983. The Company is obligated to pay a net smelter royalty interest when the market price of silver equals or exceeds $22.87 per ounce up to a maximum rate of 5% to ASARCO, the prior owner. Royalty expense was $0.6 million and nil for the three months ended June 30, 2011, and 2010, respectively. Royalty expense was $0.9 million and nil for the six months ended June 30, 2011, and 2010, respectively.
NOTE 17 — SIGNIFICANT CUSTOMERS
     The Company markets its refined metal and doré to bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company has six trading counterparties (Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities). Sales of metals to these counterparties for the six months ended June 30, 2011 and 2010, amounted to 80% and 84% of total metal sales, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
     The Company refines and markets its precious metals, doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, China, Germany, and the United States (Peñoles, Valcambi, Nyrstar, Aurubis,

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
China National Gold and Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 20% and 16% of total metal sales for the six months ended June 30, 2011, and 2010, respectively. The loss of any one smelting and refining client may have a material adverse effect on the Company’s financial condition and results of operations if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to make up for the loss of any one smelter.
NOTE 18 — SEGMENT REPORTING
     Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer and Chief Financial Officer, the Senior Vice President of Operations and the President of South American Operations.
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
     Revenues from silver sales were $158.8 million and $73.3 million in the three months ended June 30, 2011 and 2010, respectively. Revenues from silver sales were $271.3 million and $133.3 million in the six months ended June 30, 2011, and 2010, respectively. Revenues from gold sales were $72.3 million and $27.7 million in the three months ended June 30, 2011 and 2010, respectively. Revenues from gold sales were $159.4 million and $56.0 million in the six months ended June 30, 2011 and 2010, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
     Financial information relating to the Company’s segments is as follows (in thousands):

	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor
Three months ended June 30, 2011	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$123,727	$55,598	$26,012	$14,434	$4,769	$6,550	$—	$231,090

Productions costs applicable to sales	(37,770)	(14,126)	(12,844)	(5,341)	(3,749)	(3,272)	—	(77,102)
Depreciation and depletion	(41,753)	(5,182)	(9,890)	(584)	747	(865)	(114)	(57,641)

Gross profit (loss)	44,204	36,290	3,278	8,509	1,767	2,413	(114)	96,347

Exploration expense	1,276	31	320	340	1,527	—	583	4,077
Other operating expenses	—	70	116	11,025	—	—	1,720	12,931

OPERATING INCOME (LOSS)	42,928	36,189	2,842	(2,856)	240	2,413	(2,417)	79,339

Interest and other income	539	180	2	5	(179)	—	2,216	2,763
Interest expense	(6,112)	(2)	(1,360)	—	(68)	—	(1,726)	(9,268)
Loss on debt extinguishment	—	—	—	—	—	—	(389)	(389)
Fair value adjustments, net	(13,731)	—	2,374	—	—	—	(1,075)	(12,432)
Income tax benefit (expense)	(6,286)	(12,109)	—	—	(410)	(3)	(2,594)	(21,402)

Net income (loss)	$17,338	$24,258	$3,858	$(2,851)	$(417)	$2,410	$(5,985)	$38,611

Segment assets (A)	$2,095,411	$269,439	$507,531	$35,606	$19,341	$40,760	$16,201	$2,984,289
Capital expenditures (B)	$10,278	$3,276	$7,365	$4,201	$573	$—	$71	$25,764

	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor
Three months ended June 30, 2010	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$44,834	$31,275	$—	$12,416	$9,187	$3,306	$—	$101,018

Productions costs applicable to sales	(32,100)	(15,340)	—	(5,595)	(4,132)	(1,423)	—	(58,590)
Depreciation and depletion	(20,291)	(6,032)	—	(458)	(2,619)	(450)	(133)	(29,983)

Gross profit (loss)	(7,557)	9,903	—	6,363	2,436	1,433	(133)	12,445

Exploration expense	1,307	—	229	20	1,205	—	400	3,161
Other operating expenses	38	—	—	601	—	—	6,785	7,424

OPERATING INCOME (LOSS)	(8,902)	9,903	(229)	5,742	1,231	1,433	(7,318)	1,860

Interest and other income	(1,903)	(105)	—	1	(2,180)	—	366	(3,821)
Interest expense	(5,401)	(92)	—	—	(17)	—	(136)	(5,646)
Loss on debt extinguishment	—	—	—	—	—	—	(4,050)	(4,050)
Fair value adjustments, net	(32,633)	—	(6,089)	—	—	—	(3,794)	(42,516)
Income tax benefit (expense)	(4,006)	(3,909)	—	—	(2,160)	—	19,447	9,372
Net loss from discontinued operations	—	—	—	—	—	—	(5,943)	(5,943)

Net income (loss)	$(52,845)	$5,797	$(6,318)	$5,743	$(3,126)	$1,433	$(1,428)	$(50,744)

Segment assets (A)	$2,140,633	$274,156	$477,800	$28,625	$26,269	$39,210	$10,683	$2,997,376
Capital expenditures (B)	$10,811	$1,325	$33,195	$86	$11	$—	$39	$45,467

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor
Six months ended June 30, 2011	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$211,892	$101,919	$74,122	$28,696	$4,455	$9,630	$—	$430,714

Productions costs applicable to sales	(75,139)	(28,244)	(45,764)	(12,698)	(3,359)	(4,372)	—	(169,576)
Depreciation and depletion	(75,428)	(10,325)	(19,255)	(1,098)	155	(1,484)	(247)	(107,682)

Gross profit (loss)	61,325	63,350	9,103	14,900	1,251	3,774	(247)	153,456

Exploration expense	1,912	35	366	362	2,823	—	1,341	6,839
Other operating expenses	—	108	136	14,561	—	—	13,931	28,736

OPERATING INCOME (LOSS)	59,413	63,207	8,601	(23)	(1,572)	3,774	(15,519)	117,881

Interest and other income	1,828	787	3	51	(489)	—	2,484	4,664
Interest expense	(11,815)	(36)	(2,607)	—	(413)	—	(3,702)	(18,573)
Loss on debt extinguishment	—	—	—	—	—	—	(856)	(856)
Fair value adjustments, net	(20,041)	—	1,676	—	—	—	665	(17,700)
Income tax benefit (expense)	(10,062)	(22,146)	(20)	—	(369)	(3)	(1,741)	(34,341)

Net income (loss)	$19,323	$41,812	$7,653	$28	$(2,843)	$3,771	$(18,669)	$51,075

Segment assets (A)	$2,095,411	$269,439	$507,531	$35,606	$19,341	$40,760	$16,201	$2,984,289
Capital expenditures (B)	$15,359	$6,812	$12,734	$5,869	$824	$—	$83	$41,681

	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor
Six months ended June 30, 2010	Mine	Mine	Mine	Mine	Mine	Mine	Other	Total
Sales of metals	$90,448	$45,867	$—	$23,167	$24,207	$5,618	$—	$189,307

Productions costs applicable to sales	(60,767)	(24,743)	—	(11,384)	(11,458)	(2,041)	—	(110,393)
Depreciation and depletion	(41,084)	(9,209)	—	(923)	(5,104)	(1,110)	(272)	(57,702)

Gross profit (loss)	(11,403)	11,915	—	10,860	7,645	2,467	(272)	21,212

Exploration expense	1,787	—	242	41	2,415	—	1,196	5,681
Other operating expenses	351	—	—	773	—	—	13,402	14,526

OPERATING INCOME (LOSS)	(13,541)	11,915	(242)	10,046	5,230	2,467	(14,870)	1,005

Interest and other income	261	(144)	—	1	(2,950)	—	744	(2,088)
Interest expense	(10,868)	(163)	—	—	(55)	—	(365)	(11,451)
Loss on debt extinguishment	—	—	—	—	—	—	(11,908)	(11,908)
Fair value adjustments, net	(36,179)	—	(6,552)	—	—	—	(4,043)	(46,774)
Income tax benefit (expense)	2,857	(4,501)	—	—	(2,173)	—	20,187	16,370
Net loss from discontinued operations	—	—	—	—	—	—	(8,755)	(8,755)

Net income (loss)	$(57,470)	$7,107	$(6,794)	$10,047	$52	$2,467	$(19,010)	$(63,601)

Segment assets (A)	$2,140,633	$274,156	$477,800	$28,625	$26,269	$39,210	$10,683	$2,997,376
Capital expenditures (B)	$27,319	$1,871	$63,097	$87	$3	$—	$279	$92,656

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	June 30,	December 31,
	2011	2010
Assets
Total assets for reportable segments	$2,984,289	$3,000,389
Cash and cash equivalents	106,830	66,118
Receivables, non-current portion	40,941	42,866
Restricted assets	29,711	29,028
Debt issuance costs, net	3,167	4,333
Other assets	24,033	14,793

Total consolidated assets	$3,188,971	$3,157,527

Geographic Information

	June 30,	December 31,
	2011	2010
Long Lived Assets:
United States	$487,434	$487,961
Mexico	1,967,852	2,028,864
Bolivia	230,301	234,306
Australia	35,663	37,147
Argentina	2,838	1,882
Chile	19	14
Other countries	143	143

Total	$2,724,250	$2,790,317

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
United States	$40,446	$12,416	$102,818	$23,167
Mexico	123,727	44,834	211,892	90,448
Bolivia	55,598	31,275	101,919	45,867
Australia	6,550	3,306	9,630	5,618
Argentina	4,769	9,187	4,455	24,207

Total	$231,090	$101,018	$430,714	$189,307

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

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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
     In March 2010, the San Bartolomé mine began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under an agreement with the cooperatives. The Huacajchi deposit was confirmed to be excluded from the October 2009 resolution. Other mining areas above the 4,400 meter level continue to be suspended. The mine plan adjustment may reduce production until the Company is able to resume mining above 4,400 meters. It is uncertain at this

Coeur d’Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
time how long the temporary suspension will remain in place. If the restriction is not lifted, the Company may need to write down the carrying value of the asset.
NOTE 20 — SUBSEQUENT EVENTS
     Dennis E. Wheeler, President, Chief Executive Officer, Chairman of the Board, and director, notified the Board of Directors of his decision to resign from all positions with the Company on July 11, 2011. Mr. Wheeler will serve as a consultant to the Company for twelve months following his resignation. In return for these services, Mr. Wheeler will be paid a lump sum of $1.0 million, plus reimbursement of office expenses up to an aggregate of $75,000 and will have continued use of a company car. In addition, Mr. Wheeler will receive a separation package comprising (i) a lump sum payment of $2.8 million, (ii) all other rights and benefits in which Mr. Wheeler is or becomes vested pursuant to compensation plans and programs of the Company, including stock option, stock appreciation right, restricted stock, restricted stock unit, performance share and performance unit awards, (iii) continued coverage under the Company’s group health insurance plan of Mr. Wheeler and his eligible dependents for three years and (iv) one Company-paid physical for each of Mr. Wheeler and his spouse at an aggregate expense not to exceed $25,000. Pursuant to the transition agreement, Mr. Wheeler has agreed that he will not directly or indirectly compete with the Company or solicit employees or customers of the Company for twelve months following his resignation.
     On July 14, 2011, the Company paid $2.0 million to purchase 1.9 million shares of Huldra Silver Inc., a near term silver producer in British Columbia at its Treasure Mountain Project. The purchase represents a 14.05% interest in Huldra Silver Inc.
     On July 19, 2011, the Company paid $4.5 million to purchase 4.5 million shares of Soltoro LTD., which is advancing the El Rayo Silver Project in Jalisco, Mexico. The purchase represents an 8.25% interest in Soltoro LTD.
     The Company’s Bolivian subsidiary, Empresa Minera Manquiri (‘Manquiri’), was notified by the Bolivian revenue service, Servicio de Impuestos Nacionales (SIN) in February 2011 that it would be audited. On July 18, 2011, Manquiri discovered through informal communications with SIN that some observations emerged with regard to a tax position taken on its fiscal 2008 and 2009 tax returns. Manquiri obtained legal advice from local counsel and on July 26, 2011, filed amended returns for the two years. In addition, Manquiri paid an additional $3.3 million in tax for the fiscal 2009 period and related interest of $0.4 million. In addition, the Company anticipates SIN to assess penalties of at least 20% of the tax payable, however such penalty has not yet been assessed.

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
     This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources could differ materially from those projected in the forward-looking statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A including the risk factors set forth under Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the risk factors set forth under Item 1A (“Risk Factors”) of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather and geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes resulting from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Introduction to the Company
     The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first six months of 2011. Coeur is an Idaho corporation incorporated in 1928.

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
     The results of the Company’s operations are significantly affected by fluctuation in prices of silver and gold, which may fluctuate widely and are affected by numerous factors beyond its control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors. In addition, the Company faces challenges including raising capital, increasing production and managing social, political and environmental issues. Operating costs at its mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect the Company’s U.S. dollar costs.
     Overview of Performance
Production
     In the second quarter of 2011, the Company’s total silver production increased 0.6 million ounces to 4.8 million ounces as compared to 4.2 million ounces in the comparable period in 2010. The increase is primarily due to higher production from Palmarejo compared to the same time period in 2010. The Company’s total gold production in the second quarter of 2011 increased 37,532 ounces, or 162.3%, to 60,656 ounces, as compared to 23,124 ounces in the comparable period in 2010. The increase was primarily driven by the Kensington mine, which operated at full capacity during the second quarter of 2011.
Metal Prices
     Sales of metal increased $130.1 million, or 128.8%, to $231.1 million in the second quarter of 2011, compared to $101.0 million in the second quarter of 2010, primarily due to production from the Kensington and Palmarejo mines and from substantially higher average realized silver and gold prices. The Company’s average realized silver and gold prices during the second quarter were $39.11 per ounce and $1,504 per ounce, respectively, representing increases of 110.7% and 27.9% respectively, over last year’s second quarter. Silver production contributed 68.7% of the Company’s total metal sales during the second quarter of 2011, compared to 72.6% during the second quarter of 2010.
Earnings
     The Company reported net income of $38.6 million, or $0.43 per share, and a net loss of $50.7 million, or $0.57 per share, for the three months ended June 30, 2011 and 2010, respectively. The Company reported net income of $51.1 million, or $0.57 per share, and a net loss of $63.6 million, or $0.75 per share, for the six months ended June 30, 2011 and 2010, respectively. The earnings reflect non-cash fair value adjustments that decreased net income by $12.4 million and $42.5 million in the three months ended June 30, 2011 and 2010, respectively, and $17.7 million and $46.8 million in the six months ended June 30, 2011 and 2010, respectively. These non-cash fair value adjustments are driven primarily by higher gold prices which increased the estimated future liabilities related to the Franco-Nevada royalty obligation, gold lease facility and put and call options.
     Interest expense increased $3.6 million during the three months ended June 30, 2011 as compared to the same period in 2010, primarily due to a decrease in capitalized interest related to commencement of production at the Kensington mine on July 3, 2010, thereby decreasing capitalized interest in 2011 coupled with new borrowings related to the Kensington term facility.

Other Highlights
     In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:
•	The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended June 30, 2011 was $38.40 and $1,506 per ounce, respectively, compared to $18.38 and $1,197 per ounce, respectively, for the three months ended June 30, 2010. The market price of silver and gold on August 5, 2011 was $37.92 per ounce and $1,659 per ounce, respectively.

•	The Company produced a total of 4.8 million ounces of silver during the second quarter of 2011, which was a 14.6% increase over the second quarter of 2010. The Company produced a total of 60,656 ounces of gold during the second quarter of 2011, which was a 162.3% increase over the second quarter of 2010. The Company produced a total of 8.9 million ounces of silver during the six months ended June 30, 2011 which was a 16.8% increase over the six months ended June 30, 2010. The Company produced a total of 113,786 ounces of gold during the six months ended June 30, 2011, which was a 132.7% increase over the six months ended June 30, 2010.

•	Net cash provided by operating activities for the second quarter of 2011 was $111.1 million, compared to $32.5 million during the second quarter of 2010. Net cash provided by operating activities for the first six months of 2011 was $146.9 million, compared to $23.2 million during the first six months of 2010.

•	The Company spent $25.8 million on capital expenditures in the second quarter of 2011, which represents a 43.3% decrease from the same time period last year. The Company spent $41.7 million on capital expenditures during the first six months of 2011, compared to $92.7 million spent in the first six months of 2010. The majority of the capital expenditures for the first half of 2010 were at Kensington, which began commercial production in July of 2010.

•	During the second quarter of 2011, the Company used cash of approximately $10 million to purchase equity securities in development stage mining companies.

•	The Company’s ratio of current assets to current liabilities was 1.50 to 1 at June 30, 2011, which is a significant increase from .98 to 1.0 at December 31, 2010.

•	There was a significant decrease in accrued liabilities and other as a result of the Company’s decision to sell metal on a spot basis as opposed to pre-selling, which it had done during the first quarter of last year and the repayment of the Mitsubishi gold lease position.
Operating Highlights and Statistics
Palmarejo Mine:
     Production during the second quarter of 2011 was 2.4 million ounces of silver and 33,389 ounces of gold representing increases of 121.4% and 67.4%, respectively, compared to the second quarter of 2010. Production for the six months ending June 30, 2011 was 4.1 million ounces of silver and 61,148 ounces of gold, representing increases of 72.9% and 43.8%, respectively, compared to the same time period of 2010. Cash operating costs and total cash costs during the second quarter decreased by 134.1% to ($3.68) per ounce compared to the second quarter of 2010. Cash operating costs and total cash costs during the six months ended June 30, 2011 decreased by 101.3% to ($0.10) per ounce compared to the same time period during 2010. Production costs applicable to sales for the three months ended June 30, 2011 increased by 17.7% compared to the same time period in 2010 due to an increase in production. Production costs applicable to sales increased 23.7% for the six months ended June 30, 2011 compared to the same time period in 2010. The increase in production levels are due to a significant increase in silver ore grades, combined with an increase in recovery rates on silver.
San Bartolomé Mine:
     Silver production for the second quarter of 2011 decreased 6.5% to 1.7 million ounces of silver, compared to 1.9 million ounces of silver in the second quarter of 2010. Silver production for the six months ended June 30, 2011 increased 18.9% to 3.5 million ounces of silver, compared to 2.9 million ounces of silver during the same time period in 2010. Production costs applicable to sales decreased by 7.9% during the second quarter of 2011 as compared to the second quarter of 2010. Production costs applicable to sales increased 14.1% during the six months ended June 30, 2011 as compared to the same period in 2010. Total cash operating costs per ounce during the second quarter of 2011 were $8.73 and total cash costs per ounce, including royalties and taxes, were $10.32, compared to $7.78 and $8.32, respectively, in the second quarter of 2010. Total cash operating costs per ounce during the six months ended June 30, 2011 were $8.93 and total cash costs per ounce, including royalties and taxes, were $10.40, compared to $8.57 and $9.22 for the same time period in 2010. Tons milled decreased to 378,640 from 446,909 in the second quarter of 2010. Tons milled increased to 766,308 in the six months ended June 30, 2011, from 740,014 for the same time period in 2010. The decrease in the production of silver at San Bartolomé in the second quarter resulted from reduced tons of ore milled during that time period due to maintenance issues at the mine. Silver ore grades increased 4.8% in the second quarter of 2011 as compared to the second quarter of 2010. Silver ore grades increased 13.6% in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.
     On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The mine plan has been temporarily adjusted and mining continues on the remainder of the property. In March 2010, San Bartolomé began mining operations in high grade material located in the Huacajchi deposit above the 4,400 meter level under an agreement with the cooperatives, although restrictions on mining above the 4,400 meter level continue. The Huacajchi deposit was confirmed to be excluded from the October 2009 resolution. Access to the Huacajchi deposit and its higher grade material is having a beneficial effect on production and cost at the mine. Other mining areas above the 4,400 meter level continue to be suspended. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives.
Martha Mine:
     Silver production at the Martha mine decreased 81.6% to 0.1 million ounces in the second quarter of 2011 compared to 0.5 million ounces in the second quarter of 2010. Silver production decreased 69.3% to 0.3 million ounces during the six months ended June 30, 2011 as compared to 0.9 million ounces for the same time period in 2010. Production costs applicable to sales decreased by 9.3% during the quarter and 70.7% during the six months ended June 30, 2011, due to a decrease in silver production and a decrease in ore grade. Total cash operating costs per ounce in the second quarter of 2011 were $38.79 and total cash costs per ounce, including royalties and taxes, were $40.47, as compared to $8.97 and $9.57, respectively, during the second quarter of 2010. Total cash operating costs per ounce in the six months ended June 30, 2011 were $29.60 and total cash costs per ounce, including royalties and taxes, were $30.86, as compared to $11.57 and $12.12, respectively, for the same time period during 2010. The decrease in silver production for the quarter was primarily due to an 89.2% decrease in ore grade.
Rochester Mine:
     Production was 0.3 million ounces of silver and 1,397 ounces of gold during the second quarter of 2011 compared to 0.5 million ounces of silver and 2,616 ounces of gold in the second quarter of 2010. Production was 0.7 million ounces of silver and 2,848 ounces of gold during the six months ended June 30, 2011 compared to 1.1 million ounces of silver and 5,306 ounces of gold during the same time period of 2010. Production was lower due to continued leach down of the ore on the existing leach pad. Production costs applicable to sales decreased by 4.5% during the second quarter of 2011 and increased 11.5% during the six months ended June 30, 2011, due to the costs and recoveries associated with the residual heap leaching process. Total cash operating costs per ounce in the second quarter of 2011 were $4.34 and total cash costs per ounce, including production taxes, were $6.88 in the second quarter of 2011 as compared to total cash operating costs per ounce of $2.44 and total cash costs per ounce of $2.93 in the second quarter of 2010. Total cash operating costs per ounce in the first six months of 2011 were $7.31 and total cash costs per ounce, including production taxes, were $9.37 in the first six months of 2011 as compared to total cash operation costs per ounce of $2.06 and total cash costs per ounce of $2.64 for the same time period in 2010. The increase in total cash cost per ounce was primarily due to a decrease in production as described above.

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
Endeavor Mine:
     Silver production at the Endeavor mine in the second quarter of 2011 was 0.2 million ounces compared to 0.1 million ounces in the second quarter of 2010. Silver production at the Endeavor mine in the six months ended June 30, 2011 was 0.4 million ounces compared to 0.3 million ounces during the same time period in 2010. Production costs applicable to sales increased 129.9% during the quarter due to an increased operating cost contribution as a result of higher silver prices. Production costs applicable to sales increased 114.2% during the six months ended June 30, 2011. Total cash costs per ounce of silver produced were $20.04 in the second quarter of 2011 compared to $8.98 in the second quarter of 2010. Total cash costs per ounce of silver produced were $18.85 during the six months ended June 30, 2011, compared to $8.04 during the same time period in 2010. The increase in total cash cost per ounce was primarily due to the price participation component terms of the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd, a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
     As of June 30, 2011, CDE Australia Pty Ltd had recovered approximately 61.7% of the transaction consideration consisting of 3.3 million payable ounces, or 16.5% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement.
Kensington Mine:
     The Kensington mine is an underground gold mine that commenced commercial production on July 3, 2010. Production for the second quarter of 2011 was 25,758 ounces of gold. Production for the six months ended June 30, 2011 was 49,434 ounces of gold. Total cash operating costs per ounce in the second quarter of 2011 were $923.56. Total cash operating costs per ounce in the six months ended June 30, 2011 were $954.78.

Operating Statistics from Continuing Operations
     The following table presents information by mine and consolidated sales information for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Silver Operations:
Palmarejo
Tons milled	414,719	457,268	813,459	915,275
Ore grade/Ag oz	7.30	3.23	6.65	3.57
Ore grade/Au oz	0.08	0.05	0.08	0.05
Recovery/Ag oz	78.3%	72.5%	75.8%	72.6%
Recovery/Au oz	95.2%	87.3%	91.5%	89.4%
Silver production ounces	2,370,536	1,070,638	4,100,303	2,371,231
Gold production ounces	33,389	19,950	61,148	42,527
Cash operating costs/oz	$(3.68)	$10.78	$(0.10)	$7.83
Cash cost/oz	$(3.68)	$10.78	$(0.10)	$7.83
Total production cost/oz	$14.16	$29.73	$18.48	$25.16
San Bartolomé
Tons milled	378,640	446,909	766,308	740,014
Ore grade/Ag oz	5.24	5.00	5.11	4.50
Recovery/Ag oz	87.7%	83.4%	88.2%	87.2%
Silver production ounces	1,741,578	1,863,141	3,452,525	2,903,068
Cash operating costs/oz	$8.73	$7.78	$8.93	$8.57
Cash cost/oz	$10.32	$8.32	$10.40	$9.22
Total production cost/oz	$13.51	$11.56	$13.44	$12.39
Martha
Tons milled	22,122	12,421	39,940	29,996
Ore grade/Ag oz	5.44	50.24	8.39	35.21
Ore grade/Au oz	0.01	0.06	0.01	0.04
Recovery/Ag oz	84.0%	88.1%	83.8%	86.6%
Recovery/Au oz	72.4%	81.7%	74.3%	89.5%
Silver production ounces	101,122	549,885	281,107	915,111
Gold production ounces	112	558	356	1,074
Cash operating costs/oz	$38.79	$8.97	$29.60	$11.57
Cash cost/oz	$40.47	$9.57	$30.86	$12.12
Total production cost/oz	$33.83	$14.10	$30.92	$17.38
Rochester (A)
Silver production ounces	333,432	533,093	667,127	1,055,253
Gold production ounces	1,397	2,616	2,848	5,306
Cash operating costs/oz	$4.34	$2.44	$7.31	$2.06
Cash cost/oz	$6.88	$2.93	$9.37	$2.64
Total production cost/oz	$8.92	$3.97	$11.22	$3.67
Endeavor
Tons milled	207,388	143,371	374,674	273,244
Ore grade/Ag oz	2.41	2.01	2.23	2.61
Recovery/Ag oz	42.9%	48.4%	43.5%	48.2%
Silver production ounces	214,613	139,447	363,795	343,700
Cash operating costs/oz	$20.04	$8.98	$18.85	$8.04
Cash cost/oz	$20.04	$8.98	$18.85	$8.04
Total production cost/oz	$24.07	$12.21	$22.93	$11.27

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gold Operation:
Kensington(B)
Tons milled	121,565	—	227,385	—
Ore grade/Au oz	0.23	—	0.23	—
Recovery/Au oz	93.0%	—	92.7%	—
Gold production ounces	25,758	—	49,434	—
Cash operating costs/oz	$923.56	$—	$954.78	$—
Cash cost/oz	$923.56	$—	$954.78	$—
Total production cost/oz	$1,308.24	$—	$1,344.67	$—

CONSOLIDATED PRODUCTION TOTALS(C)
Total silver ounces	4,761,281	4,156,204	8,864,857	7,588,363
Total gold ounces	60,656	23,124	113,786	48,907
Silver Operations:(D)
Cash operating costs per oz—silver	$3.39	$8.06	$5.69	$7.77
Cash cost per oz—silver	$4.19	$8.44	$6.46	$8.17
Total production cost per oz—silver	$14.42	$15.62	$16.55	$15.72
Gold Operation:(E)
Cash operating costs per oz—gold	$923.56	$—	$954.78	$—
Cash cost per oz—gold	$923.56	$—	$954.78	$—
Total production cost per oz—gold	$1,308.24	$—	$1,344.67	$—
CONSOLIDATED SALES TOTALS (F)
Silver ounces sold	4,133,283	4,051,838	7,792,436	7,685,594
Gold ounces sold	49,930	23,645	115,852	49,379
Realized price per silver ounce	$39.11	$18.56	$35.42	$17.74
Realized price per gold ounce	$1,504	$1,176	$1,430	$1,139

(A)	The leach cycle at Rochester requires 5 to 10 years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61% for silver and 92% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2014 for the current leach pad. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates — Ore on Leach Pad in the Company’s Form 10-K for the year ended December 31, 2010.

(B)	Kensington achieved commercial production on July 3, 2010.

(C)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(D)	Amount includes by-product gold credits deducted in computing cash costs per ounce.

(E)	Amounts reflect Kensington per ounce statistics only.

(F)	Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.
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

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs
Three months ended
June 30, 2011

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Production of silver (ounces)	2,370,537	1,741,577	—	333,431	101,122	214,613	4,761,280
Production of gold (ounces)			25,758				25,758
Cash operating cost per Ag ounce	$(3.68)	$8.73		$4.34	$38.79	$20.04	$3.39
Cash costs per Ag ounce	$(3.68)	$10.32		$6.88	$40.47	$20.04	$4.19
Cash operating cost per Au ounce			$923.56				$923.56
Cash cost per Au ounce			$923.56				$923.56

Total Cash Operating Cost (Non-U.S. GAAP)	$(8,719)	$15,211	$23,789	$1,446	$3,922	$4,301	$39,950
Royalties		2,760	—	578	170	—	3,508
Production taxes		—	—	268	—	—	268

Total Cash Costs (Non-U.S. GAAP)	(8,719)	17,971	23,789	2,292	4,092	4,301	43,726
Add/Subtract:
Third party smelting costs	—	—	(3,375)	—	(426)	(1,018)	(4,819)
By-product credit	50,188	—	—	2,106	169	—	52,463
Other adjustments	552	376	19	97	76	—	1,120
Change in inventory	(4,252)	(4,221)	(7,588)	846	(162)	(10)	(15,387)
Depreciation, depletion and amortization	41,745	5,182	9,889	584	(748)	865	57,517

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$79,514	$19,308	$22,734	$5,925	$3,001	$4,138	$134,620

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs
Six months ended
June 30, 2011

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Production of silver (ounces)	4,100,303	3,452,525		667,127	281,107	363,795	8,864,857
Production of gold (ounces)			49,434				49,434
Cash operating cost per Ag ounce	$(0.10)	$8.93		$7.31	$29.60	$18.85	$5.69
Cash costs per Ag ounce	$(0.10)	$10.40		$9.37	$30.86	$18.85	$6.46
Cash operating cost per Au ounce			$954.78				$954.78
Cash cost per Au ounce			$954.78				$954.78

Total Cash Operating Cost (Non-U.S. GAAP)	$(407)	$30,825	$47,199	$4,875	$8,322	$6,859	$97,673
Royalties	—	5,064	—	908	353	—	6,325
Production taxes	—	—	—	468	—	—	468

Total Cash Costs (Non-U.S. GAAP)	(407)	35,889	47,199	6,251	8,675	6,859	104,466
Add/Subtract:
Third party smelting costs	—	—	(6,025)	—	(1,799)	(1,581)	(9,405)
By-product credit	88,656	—	—	4,121	508	—	93,285
Other adjustments	773	188	19	138	172	—	1,290
Change in inventory	(13,884)	(7,833)	4,572	2,188	(4,196)	(905)	(20,058)
Depreciation, depletion and amortization	75,411	10,325	19,254	1,098	(157)	1,483	107,414

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$150,549	$38,569	$65,019	$13,796	$3,203	$5,856	$276,992

Three months ended
June 30, 2010

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Rochester	Martha	Endeavor	Total
Production of silver (ounces)	1,070,638	1,863,142	533,094	549,885	139,447	4,156,206
Cash operating cost per Ag ounce	$10.78	$7.78	$2.44	$8.97	$8.98	$8.06
Cash costs per Ag ounce	$10.78	$8.32	$2.93	$9.57	$8.98	$8.44

Total Operating Cost (Non-U.S. GAAP)	$11,542	$14,490	$1,298	$4,937	$1,252	$33,519
Royalties	—	999	—	329	—	1,328
Production taxes	—	—	260	—	—	260

Total Cash Costs (Non-U.S. GAAP)	11,542	15,489	1,558	5,266	1,252	35,107
Add/Subtract:
Third party smelting costs	—	—	—	(1,133)	(346)	(1,479)
By-product credit	23,846	—	3,131	666	—	27,643
Other adjustments	—	—	95	253	—	348
Change in inventory	(3,289)	(148)	811	(920)	517	(3,029)
Depreciation, depletion and amortization	20,289	6,032	458	2,236	450	29,465

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$52,388	$21,373	$6,053	$6,368	$1,873	$88,055

Six months ended
June 30, 2010

		San
(In thousands except ounces and per ounce costs)	Palmarejo	Bartolomé	Rochester	Martha	Endeavor	Total
Production of silver (ounces)	2,371,231	2,903,068	1,055,253	915,111	343,700	7,588,363
Cash operating cost per Ag ounce	$7.83	$8.57	$2.06	$11.57	$8.04	$7.77
Cash costs per Ag ounce	$7.83	$9.22	$2.64	$12.12	$8.04	$8.17

Total Operating Cost (Non-U.S. GAAP)	$18,572	$24,869	$2,175	$10,585	$2,764	$58,965
Royalties	—	1,891	—	506	—	2,397
Production taxes	—	—	608	—	—	608

Total Cash Costs (Non-U.S. GAAP)	18,572	26,760	2,783	11,091	2,764	61,970
Add/Subtract:
Third party smelting costs	—	—	—	(1,826)	(610)	(2,436)
By-product credit	48,891	—	6,119	1,237	—	56,247
Other adjustments	—	—	163	259	—	422
Change in inventory	(6,697)	(2,016)	2,318	697	(112)	(5,810)
Depreciation, depletion and amortization	41,083	9,209	923	4,553	1,110	56,878

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$101,849	$33,953	$12,306	$16,011	$3,152	$167,271

Exploration Activity
     During the three months ending June 30, 2011, the Company drilled over 29,208 meters (95,827 feet) of new core in its global exploration program. The majority of this drilling was devoted to exploration at the Company’s Palmarejo, Rochester, Kensington and Martha mine properties as well as the Joaquin project in Argentina.
Palmarejo (Mexico)
     The Company completed 16,841 meters (55,253 feet) in the second quarter in the large Palmarejo District. This exploration work was divided nearly equally between targets around the Palmarejo mine from both surface and underground drill platforms, specifically the Rosario, Tucson and Chapotillo zones, and at Guadalupe and La Patria deposits located near the mine. Drilling at La Patria represents the first drilling by Coeur on this mineralized, northwest-trending, district-scale structure. La Patria is over four kilometers (2.5 miles) long and consists of three separate zones. This year’s drilling on the north zone of La Patria has encountered several gold and silver-bearing veins located near the surface, suggesting the potential for a surface mineable deposit.
San Bartolomé (Bolivia)
     The new program of trenching and sampling, which commenced late in the first quarter, continued into the second quarter of 2011 at San Bartolomé. For the year to date, over 133 new trenches have been completed and sampled resulting in 672 new samples collected from the trenches on one-meter vertical intervals. All of this work was centered on the Huacajchi and Santa Rita areas to identify drill targets for follow up.
Kensington (USA)
     Exploration at Kensington consisted of just over 1,000 meters (3,300 feet) of core drilling to discover new mineralization and expand ore reserves. The main focus of this drilling was on the Comet exploration target which is located approximately 1,000 meters (3,300 feet) north of the Kensington ore processing facility. Comet is one of several gold-bearing vein structures, occurring within a 305 to 457 meter (1,000 to 1,500 feet) corridor, extending over 3,000 meters (9,800 feet) southward from the Raven zone at the north to the Jualin deposit, near the mill, to the south.
Rochester (USA)
     Drilling at Rochester shifted to exploration in the second quarter of the year. A total of 6,809 meters (22,346 feet) of reverse circulation drilling were completed in the second quarter, all at the Nevada Packard area.
Martha and Joaquin (Argentina)
     Coeur is actively engaged in defining the mineral resources at Joaquin and advancing towards completion of a feasibility study, which will lift the Company’s managing joint venture interest in the Joaquin project from 51% to 61%. The Company holds rights to further its interest to 71%. The Joaquin project is located approximately 100 kilometers (62 miles) by road, northwest of the Martha mine.
     A total of 4,556 meters (14,948 feet) of core drilling was completed on all targets in the Santa Cruz Province of southern Argentina in the second quarter of 2011. This included 3,072 meters (10,079 feet) at Joaquin with the remainder focused around Coeur’s wholly owned and operated Martha mine. Targets drilled this quarter were extensions of the La Morena, La Morocha and La Negra zones as well as initial definition of the high-grade portions of La Negra at Joaquin, and new targets at the Martha mine and at the nearby Wendy property. Joaquin, La Morocha and La Negra are open along strike and at depth. All need further in-fill drilling to advance the current mineral resources for use in scoping and feasibility studies.

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
     Please see Note C — Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2010 for additional critical accounting policies and estimates.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Sales of metal from continuing operations in the second quarter of 2011 increased by 128.8% to $231.1 million from $101.0 million in the second quarter of 2010. The increase in sales of metal was due to a 121.4% increase in the quantity of silver ounces produced at the Palmarejo silver and gold mine and a full quarter of gold production at the Kensington gold mine. In the second quarter of 2011, the Company sold 4.1 million ounces of silver and 49,930 ounces of gold compared to 4.1 million ounces of silver and 23,645 ounces of gold for the same period in 2010. Realized silver and gold prices in the second quarter of 2011 increased 110.7% and 27.9%, respectively, over the second quarter 2010. Realized silver and gold prices were $39.11 and $1,504 per ounce, respectively, in the second quarter of 2011, compared to $18.56 and $1,176 per ounce, respectively, in the comparable quarter of 2010.
     Included in sales of metals are the by-product sales derived from the sale of gold by our silver mines. Total gold sales for the periods ending June 30, 2011 and 2010 were $72.3 and $27.7 million, respectively. Of those totals, by-product metal sales were $46.3 million compared to $27.7 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future. The increases in by-product sales were primarily due to the increase in gold prices.
     In the second quarter of 2011, the Company produced a total of 4.8 million ounces of silver and 60,656 ounces of gold, compared to 4.2 million ounces of silver and 23,124 ounces of gold in the second quarter of 2010. The increase is primarily due to higher production from Palmarejo when compared with the same time period in 2010. The Company’s total gold production in the second quarter of 2011 increased 37,532 ounces, or 162.3%, to 60,656 ounces, as compared to 23,124 ounces in the comparable period in 2010. The increase was driven by the Kensington mine, which operated at full capacity during the second quarter of 2011.
     While quarterly sales of metal rose 128.8%, production costs applicable to sales of metal in the second quarter of 2011 increased only 31.6% from $58.6 million in the second quarter of 2010 to $77.1 million in the second quarter of 2011. This difference is primarily due to significant increases in metal prices.
     Depreciation and depletion increased by $27.6 million, from $30.0 million to $57.6 million, compared to the second quarter of 2010. The increase is due to depreciation and depletion expense from the Kensington mine, which commenced commercial production in the third quarter of 2010.
Costs and Expenses
     Administrative and general expenses decreased by $5.1 million, from $6.9 million to $1.8 million, as compared to the second quarter of 2010. The decrease is due primarily to lower non-cash incentive compensation, corporate administrative, legal and other costs.
     Exploration expenses increased to $4.1 million in the second quarter of 2011 compared to $3.2 million in the same period of 2010.
Other Income and Expenses
     The Company recognized $0.4 million of losses on debt extinguishments during the second quarter of 2011 related to payments on the Senior Term Notes due 2012 compared to a loss of $4.0 million during the second quarter of 2010, due to the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock.
     Non-cash fair value adjustments, net in the three months ended June 30, 2011 were a loss of $12.4 million compared to a loss of $42.5 million in the second quarter of 2010. The majority of the decrease in the loss was due to Franco-Nevada derivative adjustments during the quarter, offset by a decrease of foreign currency contracts and Mandalay derivatives.
     Interest and other income in the second quarter of 2011 increased by $6.6 million to a gain of $2.8 million compared with a loss of $3.8 million in the second quarter of 2010. The increase was due to increased cash and cash equivalents on hand as compared to the same time period in 2010. The loss in 2010 was primarily due to foreign currency transactions.
     Interest expense, net of capitalized interest, increased to $9.3 million in the second quarter of 2011 from $5.6 million in the second quarter of 2010. The increase in interest expense was primarily due to a decrease in capitalized interest related to the Kensington mine, which was placed into service on July 3, 2010, thereby decreasing capitalized interest.
Income Taxes
     For the three months ended June 30, 2011, the Company reported an income tax provision of approximately $21.4 million compared to an income tax benefit of $9.4 million in the second quarter of 2010. The following table summarizes the components of the Company’s income tax benefit (provision) for the three months ended June 30, 2011 and 2010 (in thousands):

	Three months ended
	June 30,
	2011	2010
Current:
United States — Alternative minimum tax	$—	$—
United States — Foreign withholding	(413)	(624)
Argentina	(15)	(2,128)
Australia	(760)	(57)
Mexico	(90)	(33)
Bolivia	(15,926)	(3,721)
Deferred:
United States	(1,789)	20,422
Australia	60	(292)
Mexico	(6,286)	(4,007)
Bolivia	3,817	(188)

Income tax benefit (provision)	$(21,402)	$9,372

     During the three months ended June 30, 2011, the Company recognized a current provision in Bolivia and Australia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. In addition, the Company recognized a net $3.9 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
     During the three months ended June 30, 2010, the Company recognized a current provision in Bolivia and Argentina primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $15.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Mexico).
Results of Discontinued Operations
     In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Cerro Bayo has been reported in discontinued operations for the three month period ended June 30, 2010. The loss from discontinued operations (net of taxes) for the three month period ended June 30, 2010 was $5.9 million.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended June 30, 2010 (in thousands):

Three months ended
June 30, 2010
Sales of metals	$—
Depreciation and depletion	(1,028)
Other operating expenses	(960)
Income tax (expense)	(978)
Loss on sale of discontinued assets	(2,977)

Income (loss) from discontinued operations	$(5,943)

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Sales of metal from continuing operations in the six months ended June 30, 2011 increased by 127.5% to $430.7 million from $189.3 million in the same time period in 2010. The increase in sales of metal was due to a 134.6% increase in the quantity of gold ounces sold, primarily from the Company’s Palmarejo and the Kensington mines. In the six months ended June 30, 2011, the Company sold 7.8 million ounces of silver and 115,852 ounces of gold compared to 7.7 million ounces of silver and 49,379 ounces of gold for the same period in 2010. Realized silver and gold prices in the six months ended June 30, 2011 increased 99.7% and 25.5%, respectively, over the same time period in 2010. Realized silver and gold prices were $35.42 and $1,430 per ounce, respectively, in six months ended June 30, 2011, compared to $17.74 and $1,139 per ounce, respectively, in the comparable time period of 2010.
     Included in sales of metals are the by-product sales derived from the sale of gold by our silver mines. Total gold sales for the six months ending June 30, 2011 and 2010 were $159.4 and $56.0 million, respectively. Of those totals, by-product metal sales were $85.2 million compared to $56.0 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future.
     In the six months ended June 30, 2011, the Company produced a total of 8.9 million ounces of silver and 113,786 ounces of gold, compared to 7.6 million ounces of silver and 48,907 ounces of gold in the six months ended June 30, 2010. The increase is primarily due to higher production from Palmarejo and San Bartolomé relative to the same time period in 2010. The Company’s total gold production in the six months ended June 30, 2011 increased 64,879 ounces or 132.7%, to 113,786 ounces, as compared to 48,907 ounces in the comparable period in 2010. The increase was primarily driven by the Kensington mine, which operated at full capacity during the second quarter of 2011.
     In the six months ended June 30, 2011, sales of metal rose 127.5%, while production costs applicable to sales of metal in the same time period increased only 53.6% from $110.4 million to $169.6 million. This difference is primarily due to significant increases in metal prices.
     Depreciation and depletion increased by $50.0 million, from $57.7 million to $107.7 million, compared to the same time period in 2010. The increase is due to depreciation and depletion expense from the Kensington mine, which commenced commercial production in the third quarter of 2010.
Costs and Expenses
     Administrative and general expenses increased to $14.1 million in the six months ended June 30, 2011 from $13.8 million in the six months ended June 30, 2010.
     Exploration expenses increased to $6.8 million in the six months ended June 30, 2011 compared to $5.7 million in the same period of 2010 due to increased exploration activity.

Other Income and Expenses
     The Company recognized $0.9 million of losses on debt extinguishments during the six months ended June 30, 2011 related to the payment on the Senior Term Notes due 2012 compared to a loss of $11.9 million during the six months ended June 30, 2010, due to the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock.
     Non-cash fair value adjustments, net in the six months ended June 30, 2011 was a loss of $17.7 million compared to a loss of $46.8 million in the same time period of 2010. The majority of the decrease in the loss was due to Franco-Nevada derivative adjustments during the quarter, offset by a decrease of foreign currency contracts and Mandalay derivatives.
     Interest and other income in the six months ended June 30, 2011 increased by $6.8 million to a gain of $4.7 million compared to a loss of $2.1 million in the same time period of 2010. The increase is due to higher cash and cash equivalents on hand as compared to the same time period in 2010. The loss in 2010 was primarily due to foreign currency transactions.
     Interest expense, net of capitalized interest, increased to $18.6 million in the six months ended June 30, 2011 from $11.5 million in the same time period of 2010. The increase in interest expense was primarily due to a decrease in capitalized interest related to the Kensington mine, which was placed into service on July 3, 2010, thus decreasing capitalized interest.
Income Taxes
     For the six months ended June 30, 2011, the Company reported an income tax provision of approximately $34.3 million compared to an income tax benefit of $16.4 million in the same time period of 2010. The following table summarizes the components of the Company’s income tax benefit (provision) for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,
	2011	2010
Current:
United States — Alternative minimum tax	$1,938	$—
United States — Foreign withholding	(491)	(1,115)
Argentina	83	(2,141)
Australia	(659)	(57)
Mexico	(140)	(83)
Bolivia	(25,005)	(2,890)
Deferred:
United States	(2,405)	14,486
Australia	(459)	(582)
Mexico	(10,062)	10,363
Bolivia	2,859	(1,611)

Income tax benefit (provision)	$(34,341)	$16,370

     During the six months ended June 30, 2011, the Company recognized a current provision in Bolivia and Australia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $1.1 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia, and a $1.9 million benefit for anticipated operating losses in the U.S. In addition, the Company recognized a net $9.4 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia, the U.S., and Mexico).
     During the six months ended June 30, 2010, the Company recognized a current provision in Bolivia and Argentina primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $1.1 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $22.7 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
Results of Discontinued Operations
     In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Cerro Bayo has been reported in discontinued operations for the six month period ended June 30, 2010. There was no gain (loss) from discontinued operations for the six month period ended June 30, 2011. The loss from discontinued operations (net of taxes) for the six month period ended June 30, 2010 was $8.8 million.
     The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the six months ended June 30, 2010 (in thousands):

Six months ended
June 30, 2010
Sales of metals	$—

Depreciation and depletion	(2,082)
Other operating expenses	(2,375)
Income tax (expense)	(1,321)
Loss on sale of discontinued assets	(2,977)

Income (loss) from discontinued operations	$(8,755)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Working Capital; Cash and Cash Equivalents
     As of June 30, 2011, the Company’s cash, equivalents and short-term investments totaled $107.3 million compared to $66.1 million as of December 31, 2010. The increase was primarily attributed to increases in cash provided by operating activities, offset by cash used for investing and financing activities. See “Cash Provided by Operating Activities.”
     The Company’s working capital at June 30, 2011, increased by $123.1 million to $118.6 million, compared to a deficit of $4.5 million at December 31, 2010. The ratio of current assets to current liabilities was 1.50 to 1 at June 30, 2011 and was 0.98 to 1 at December 31, 2010.
Cash Provided by Operating Activities
     Net cash provided by operating activities in the three months ended June 30, 2011 was $111.1 million, compared with $32.5 million for the same time period in 2010. Net cash provided by operating activities in the six months ended June 30, 2011 was $146.9 million, compared with $23.2 million for the same time period in 2010. Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Six months ended June 30,
	2011	2010
	(In thousands)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$146,850	$23,226
Changes in operating assets and liabilities:
Receivables and other current assets	11,644	7,625
Inventories	36,068	4,908
Accounts payable and accrued liabilities	11,392	14,002

Operating cash flow	$205,954	$49,761

Cash Used in Investing Activities
     Net cash used in investing activities in the six months ended June 30, 2011 was $51.2 million, compared to $92.6 million used in investing activities in the six months ended June 30, 2010. The decrease is primarily due to lower capital investment activity at the Kensington mine.
     The Company spent $25.8 million on capital expenditures in the second quarter of 2011, which represents a 43.3% decrease from the same time period last year. During the six months ended June 30, 2011, capital expenditures totaled $41.7 million compared to $92.7 million for the first six months of 2010. The majority of the capital expenditures for the first half of 2010 were at Kensington, which began commercial production in July of 2010.
     During the three months ended June 30, 2011, the Company used cash of $11.9 million to purchase investments, including approximately $10 million to purchase equity securities in development stage mining companies, and generated cash of $2.8 million by selling investments.
Cash Used in Financing Activities
     Net cash used in financing activities during the three months ended June 30, 2011 was $34.1 million compared to $1.9 million for the same time period last year. During the three months ended June 30, 2011, the Company made significant debt payments and did not borrow any funds. During the three months ended June 30, 2010, the Company borrowed $22 million and paid $23.2 million on existing debt.
     The Company’s financing activities used $55.0 million of cash during the six months ended June 30, 2011 compared to cash provided by financing activity of $87.8 million during the six months ended June 30, 2010. The decrease is primarily due to cash payments on existing debt in the current quarter and the receipt of the proceeds from issuance of notes in the first quarter of 2010.
Debt and Capital Resources
3.25% Convertible Senior Notes due 2028
     As of June 30, 2011, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $44.4 million net of debt discount.
     The carrying value of the equity component representing the embedded conversion option at June 30, 2011, and December 31, 2010 was $10.9 million and $10.9 million, respectively.
1.25% Convertible Senior Notes due 2024
     As of June 30, 2011, the Company had no outstanding 1.25% Convertible Senior Notes.

     On January 18, 2011, the Company repurchased $945,000 in aggregate principal amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011.
Senior Term Notes due December 31, 2012
     As of June 30, 2011 the balance of the Senior Term Notes was $22.5 million.
     For the three and six months ended June 30, 2011 the Company paid in cash, $3.8 million and $7.5 million in principal and $0.4 million and $0.9 million in interest, respectively, in connection with the quarterly payments due under the notes. In addition, $0.4 million and $0.9 million were paid and recognized as a loss in connection with quarterly debt payments as a result of the Company’s election to make the required principal and interest payment entirely in cash.
     The Company elected to pay the June 30, 2010 payment on the notes with a combination of 50% cash and 50% common stock. The March 31, 2010 payment was paid entirely with common stock. For the three and six months ended June 30, 2010 the Company issued 384,410 shares and 1,060,413 shares, respectively, of the Company’s stock. In addition, $0.5 million and $1.6 million were paid and recognized as a loss in connection with quarterly debt payments. The loss is recorded in debt extinguishments.
Kensington Term Facility
     As of June 30, 2011 the balance of the Kensington term facility was $89.8 million.
     As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 220,000 ounces of gold were outstanding at June 30, 2011. The weighted average put feature of each collar was $943.09 and the weighted average call feature of each collar was $1,858.41.
Gold Lease Facility
     As of June 30, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
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
Capital Leases
     As of June 30, 2011, Coeur Mexicana SA de CV (“Coeur Mexicana”), a wholly owned subsidiary of the Company, had outstanding balances on capital leases of $24.5 million.
     Other capital leases for equipment and facilities leases totaling $9.6 million were outstanding at June 30, 2011 with monthly payments through May 31, 2016.

Other
     On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of June 30, 2011, and December 31, 2010, the outstanding balance was nil, and $1.1 million, respectively.
     On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of June 30, 2011, and December 31, 2011, the outstanding balance was $0.4 million and $1.2 million, respectively.
Palmarejo Gold Production Royalty Obligation
     The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $5.8 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively, and $11.0 million and $10.0 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the remaining minimum obligation under the royalty agreement was $76.5 million and $80.3 million, respectively.
Capitalized Interest
     The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended June 30, 2011, and 2010 the Company capitalized interest of $0.2 and $4.2 million, respectively, and for the six months ended June 30, 2011 and 2010, $0.4 million and $8.4 million, respectively.
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
Concentrate Sales Contracts
     The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2011, the Company had outstanding provisionally priced sales of $24.8 million, consisting 341,058 ounces of silver and 7,471 ounces of gold, which had a fair value of $23.6 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $3,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $7,500. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 647,711 ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800.
Foreign Currency Contracts
     The Company operates, or has mining interests, in several foreign countries, specifically Argentina, Australia, Bolivia and Mexico, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
     The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At June 30, 2011, the Company had MXP foreign exchange contracts of $32.4 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.08 MXP to each U.S. dollar and had a fair value of $0.3 million at June 30, 2011. The Company recorded mark-to-market gains (losses) of $0.7 million and $0.3 million for the three and six months ended June 30, 2011 and $(1.6) million and $(1.2) million for the three and six months ended June 30, 2010, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains of $0.9 million and $1.1 million in Production costs applicable to sales during the three and six months ended June 30, 2011, and $0.5 million and $0.5 million during the three and six months ended June 30, 2010, respectively.

Gold Lease Facility
     As of June 30, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.
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
Palmarejo Gold Production Royalty
     On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 10, Long-Term Debt and Capital Lease Obligations, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2011, a total of 288,836 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2011 and December 31, 2010 was a liability of $164.9 million and $162.0 million, respectively. During the three and six months ended June 30, 2011, mark-to-market adjustments for this embedded derivative amounted to a loss of $4.0 million and $2.9 million, respectively. During the three and six months ended June 30, 2010, mark-to-market adjustments for this embedded derivative and warrant amounted to a loss of $30.0 million and a gain of $1.0 million, respectively. For the three months ended June 30, 2011 and 2010, realized losses on settlement of the liabilities were $9.7 million and $3.7 million, respectively, and for the six months ended June 30, 2011 and 2010, realized losses on settlement of the liabilities were $17.2 million and $6.8 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
     For each $1.00 increase in the price of gold, the fair value of the net derivative liability on June 30, 2011 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability on June 30, 2011 would have decreased by approximately $0.2 million.
Gold Forward Contracts
     The Company purchases gold contracts to reduce the risk associated with potential decreases in the market price of gold. At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380.00, which was settled on March 22, 2011 for a gain of $0.5 million.
Kensington Term Facility
     On June 30, 2011, in connection with the Kensington term facility described in Note 10, Long-Term Debt and Capital Lease Obligations, Kensington term facility, the Company had outstanding call options requiring it to deliver 220,000 ounces of gold at a weighted average strike price of $1,858.41 per ounce if the market price of gold exceeds the strike price. At June 30, 2011, the Company had outstanding put options allowing it to sell 220,000 ounces of gold at a weighted average strike price of $943.09 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of June 30, the fair market value of these contracts was a net liability of $13.1 million. During the six months ended June 30, 2011, 23,750 ounces of gold call options at a weighted average strike price of $1,737.68 per ounce expired resulting in a realized gain $1.4 million and 23,750 ounces of gold put options at a weighted average strike price of $885.66 per ounce expired resulting in a realized loss of $1.4 million.
     Additional information about the Company’s derivative financial instruments may be found in Note 15, Derivative Financial Instruments and Fair Value of Financial Instruments, to the Company’s financial statements included in Item 1.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by it in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
     Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     The information contained under Note 19 to the consolidated financial statements in this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
     Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors, as modified and supplemented by the risk factors in our Form 10-Q for the quarter ended March 31, 2011, continue to be relevant to an understanding of the

Company’s business, financial condition and operating results. In addition, those risk factors have been supplemented and updated in this Form 10-Q as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations.
Surrounding communities may affect mining operations by restricting access to supplies and workforce, or taking our facilities, or through legal challenges:
     All industries, including the mining industry, are subject to community actions. Communities and non-governmental organizations have become increasingly active about mining activities at or near their communities. They may install road blockades, demand payments, apply for injunctions for work stoppage and file lawsuits for damages. These actions can relate not only to current activities but also to prior mining activities by other owners or operators. The Company maintains community relations and development programs to mitigate the risk of blockades or other restrictive measures by local communities but no assurance can be made that our operations will not be materially and adversely affected by community actions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities in the three months ended June 30, 2011.

Item 5. Other Information
Mine Safety Disclosures
     Information concerning any mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended effective May 26, 2009. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Bylaws of the Registrant, as amended effective July 12, 2011. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011.)

3.3	Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, as filed with Idaho Secretary of State on May 13, 1999. (Incorporated herein by reference to Exhibit 3(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.)

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series B Junior Preferred Stock of the Registrant, dated December 7, 2007. (Incorporated herein by reference to Exhibit 3(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.1	Transition Agreement, Separation Agreement and General Release of All Claims, dated July 14, 2011, between the Company and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011.)

31.1	Certification of the CEO and CFO

32.1	Certification of the CEO and CFO (18 U.S.C. Section 1350)

99.1	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION (Registrant)
Dated August 8, 2011	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President, Chief Executive Officer, and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)