Form 10-Q
period 2011-09-30
COEUR D ALENE MINES CORP
filed 2011-11-07
CIK 215466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,655,827 shares were issued and outstanding as of November 4, 2011.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

		September 30, 2011	December 31, 2010
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$207,882	$66,118
Short term investments	5	1,160	—
Receivables	6	84,153	58,880
Ore on leach pad		12,198	7,959
Metal and other inventory	7	126,155	118,340
Prepaid expenses and other		22,494	14,914

		454,042	266,211

NON-CURRENT ASSETS
Property, plant and equipment, net	8	674,647	668,101
Mining properties, net	9	2,031,143	2,122,216
Ore on leach pad, non-current portion		10,785	10,005
Restricted assets		29,513	29,028
Marketable securities	5	13,884	—
Receivables, non-current portion	6	41,329	42,866
Debt issuance costs, net		2,663	4,333
Deferred tax assets	12	384	804
Other		12,829	13,963

TOTAL ASSETS		$3,271,219	$3,157,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$74,800	$67,209
Accrued liabilities and other		16,767	39,720
Accrued income taxes		53,174	28,155
Accrued payroll and related benefits		14,882	17,953
Accrued interest payable		168	834
Current portion of capital leases and other debt obligations	10	51,639	63,317
Current portion of royalty obligation		63,616	51,981
Current portion of reclamation and mine closure	11	1,309	1,306
Deferred tax liabilities	12	—	242

		276,355	270,717

NON-CURRENT LIABILITIES
Long-term debt and capital leases	10	124,491	130,067
Non-current portion of royalty obligation		190,011	190,334
Reclamation and mine closure	11	28,815	27,779
Deferred tax liabilities	12	487,336	474,264
Other long-term liabilities		39,237	23,599

		869,890	846,043

COMMITMENTS AND CONTINGENCIES
(Notes 10, 11, 12, 13, 14, 15, 16 and 19)

SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, 89,652,578 issued at September 30, 2011 and 89,315,767 issued at December 31, 2010		897	893
Additional paid-in capital		2,584,450	2,578,206
Accumulated deficit		(456,197)	(538,332)
Accumulated other comprehensive loss		(4,176)	—

		2,124,974	2,040,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,271,219	$3,157,527

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except share data)
Sales of metal	$343,575	$118,564	$774,289	$307,871
Production costs applicable to sales	(141,253)	(60,402)	(310,829)	(170,795)
Depreciation, depletion and amortization	(58,652)	(37,801)	(166,334)	(95,503)

Gross profit	143,670	20,361	297,126	41,573
COSTS AND EXPENSES
Administrative and general	8,236	5,963	22,294	19,758
Exploration	4,772	3,840	11,611	9,521
Pre-development, care, maintenance and other	3,271	82	17,949	814

Total cost and expenses	16,279	9,885	51,854	30,093

OPERATING INCOME	127,391	10,476	245,272	11,480
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	(784)	(806)	(1,640)	(12,714)
Fair value adjustments, net	(53,351)	(19,107)	(71,051)	(65,881)
Interest income and other	(6,610)	(638)	(1,946)	(2,725)
Interest expense, net of capitalized interest	(7,980)	(9,951)	(26,553)	(21,402)

Total other income and expense	(68,725)	(30,502)	(101,190)	(102,722)

Income (loss) from continuing operations before income taxes	58,666	(20,026)	144,082	(91,242)
Income tax benefit (provision)	(27,606)	(3,233)	(61,947)	13,137

Income (loss) from continuing operations	31,060	(23,259)	82,135	(78,105)
Loss from discontinued operations, net of income taxes	—	(251)	—	(6,029)
Gain (loss) on sale of net assets of discontinued operations, net of income taxes	—	882	—	(2,095)

NET INCOME (LOSS)	31,060	(22,628)	82,135	(86,229)
Other comprehensive income (loss), net of income taxes	(2,789)	164	(4,176)	159

COMPREHENSIVE INCOME (LOSS)	$28,271	$(22,464)	$77,959	$(86,070)

BASIC AND DILUTED INCOME PER SHARE
Basic income (loss) per share:
Income (loss) from continuing operations	$0.35	$(0.26)	$0.92	$(0.90)
Income (loss) from discontinued operations	—	0.01	—	(0.10)

Net income (loss)	$0.35	$(0.25)	$0.92	$(1.00)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.35	$(0.26)	$0.92	$(0.90)
Income (loss) from discontinued operations	—	0.01	—	(0.10)

Net income (loss)	$0.35	$(0.25)	$0.92	$(1.00)

Weighted average number of shares of common stock
Basic	89,449	89,236	89,350	86,489
Diluted	89,739	89,236	89,702	86,489

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2011

(Unaudited)

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$—	$2,040,767
Net income	—	—	—	82,135	—	82,135
Unrealized loss on marketable securities, net of tax	—	—	—	—	(4,176)	(4,176)
Common stock issued/cancelled under long-term incentive plans, net	337	4	6,244	—	—	6,248

Balances at September 30, 2011	89,653	$897	$2,584,450	$(456,197)	$(4,176)	$2,124,974

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,060	$(22,628)	$82,135	$(86,229)
Add (deduct) non-cash items
Depreciation, depletion and amortization	58,652	37,913	166,334	97,697
Accretion of discount on debt and other assets, net	516	537	1,460	537
Accretion of royalty obligation	4,990	4,778	16,027	14,407
Deferred income taxes	3,084	(7,879)	13,177	(29,269)
Loss on debt extinguishment	784	806	1,640	12,714
Fair value adjustments, net	50,767	17,436	71,360	64,159
(Gain) loss on foreign currency transactions	137	2,144	(600)	3,966
Share-based compensation	457	1,960	5,261	3,969
(Gain) loss on sale of assets	4	(970)	(1,220)	1,835
Other non-cash charges	506	629	1,337	702
Changes in operating assets and liabilities:
Receivables and other current assets	(19,210)	(4,511)	(30,854)	(12,136)
Inventories	23,234	(22,980)	(12,834)	(27,888)
Accounts payable and accrued liabilities	26,930	5,704	15,538	(8,298)

CASH PROVIDED BY OPERATING ACTIVITIES	181,911	12,939	328,761	36,166

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(8,804)	(15)	(21,914)	(672)
Proceeds from sales and maturities of investments	495	12,477	3,855	13,134
Capital expenditures	(38,099)	(36,783)	(79,780)	(129,439)
Other	1,397	5,902	1,670	5,977

CASH USED IN INVESTING ACTIVITIES	(45,011)	(18,419)	(96,169)	(111,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	10,755	27,500	145,565
Payments on long-term debt, capital leases, and associated costs	(16,405)	(19,196)	(51,640)	(38,439)
Payments on gold production royalty	(19,510)	(11,302)	(51,569)	(29,836)
Proceeds from gold lease facility	—	11,915	—	16,432
Payments on gold lease facility	—	—	(13,800)	(17,101)
Proceeds from sale-leaseback transactions	—	—	—	4,853
Additions to restricted asses associated with the Kensington Term Facility	—	(297)	(1,325)	(1,880)
Other	67	210	6	250

CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES:	(35,848)	(7,915)	(90,828)	79,844

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,052	(13,395)	141,764	5,010

Cash and cash equivalents at beginning of period	106,830	41,187	66,118	22,782

Cash and cash equivalents at end of period	$207,882	$27,792	$207,882	$27,792

The accompanying notes are an integral part of these consolidated financial statements.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2011 and December 31, 2010 and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to September 30, 2011 or to the three or nine months ended September 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

On August 9, 2010, the Company closed the sale of its 100% interest in the Cerro Bayo mine. Consequently, for all of the periods presented, income (loss) from Cerro Bayo has been presented within discontinued operations in the consolidated statements of operations.

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Areas requiring significant management estimates and assumptions include: recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long-lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; assessment of valuation allowance for value added tax receivables; and employee benefit liabilities.

Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no effect on the reported financial position or results of operations. The most significant reclassifications were to reclassify the Cerro Bayo statements of operations from historical presentation to income (loss) from discontinued operations in the consolidated statements of operations for all periods presented.

Correction of an Immaterial Error: In the fourth quarter of 2010, the Company identified an error in the amount of income tax benefit recognized in 2009 and the three month period ended March 31, 2010. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 108 and determined that the error was immaterial to amounts previously reported in its periodic reports, and the Company intends to correct this error through subsequent periodic filings. See Note D – Correction of an Immaterial Error in the Company’s Form 10-K for the year ended December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2011, respectively, 1,129,562 and 1,326,763 shares of common stock equivalents related to convertible debt, debt that can be settled in stock, and equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three and nine months ended September 30, 2010, 4,414,625 of common stock equivalents related to convertible debt and 500,138 of common stock equivalents related to equity based awards have not been included in the diluted per share calculation, as the Company recorded a net loss for those periods. The effect of potentially dilutive stock outstanding as of September 30, 2011, and 2010 are as follows (in thousands, except per share data):

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net Income available to common stockholders	$31,060	89,449	$0.35	$82,135	89,350	$0.92
Effect of Dilutive Securities
Equity awards	—	290		—	352

Diluted EPS
Net Income available to common stockholders	$31,060	89,739	$0.35	$82,135	89,702	$0.92

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net Loss available to common stockholders	$(22,628)	89,236	$(0.25)	$(86,229)	86,489	$(1.00)
Effect of Dilutive Securities
Equity awards	—	—		—	—

Diluted EPS
Net Loss available to common stockholders	$(22,628)	89,236	$(0.25)	$(86,229)	86,489	$(1.00)

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$38,853	$38,853	$—	$—
Short-term investments	1,160	1,160	—	—
Marketable equity securities	13,884	13,884	—	—
Restricted certificates of deposit	1,168	1,168	—	—
Put and call options	5,813	5,813	—	—
Silver ounces receivable from Mandalay	1,232	—	1,232	—

	$62,110	$60,878	$1,232	$—

Liabilities:
Royalty obligation embedded derivative	$179,425	$—	$179,425	$—
Put and call options	38,749	38,749	—	—
Other derivative instruments, net	6,445	—	6,445	—

	$224,619	$38,749	$185,870	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11	$11	$—	$—
Restricted certificates of deposit	2,965	2,965	—	—
Gold forward contract	425	425	—	—
Put and call options	5,403	5,403	—	—
Silver ounces receivable from Mandalay	1,594	—	1,594	—
Other derivative instruments, net	1,685	—	1,685	—

	$12,083	$8,804	$3,279	$—

Liabilities:
Gold lease facility	$2,213	$—	$2,213	$—
Royalty obligation embedded derivative	162,003	—	162,003	—
Put and call options	20,151	20,151	—	—

	$184,367	$20,151	$164,216	$—

The Company’s cash equivalents, which include money market funds, certificates of deposit and short-term investments, are valued at readily available market prices. These investments are classified within Level 1 of the fair value hierarchy.

The Company’s marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

The Company had no Level 3 financial assets and liabilities as of September 30, 2011 or December 31, 2010.

NOTE 4 – DISCONTINUED OPERATIONS

In August 2010, the Company sold its 100% interest in its subsidiary Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controls the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes to be collected from the Chilean government in excess of $3.5 million, which were valued at $3.5 million. We received the first quarterly installment of 20,833 ounces of silver valued at $0.7 million on September 30, 2011. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount are to be shared equally by Mandalay and the Company. At the time of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

The following table details selected financial information included in income from discontinued operations for the three and nine months ended September 30, 2010 (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Sales of metals	$—	$—

Depreciation and depletion	(112)	(2,194)
Care and maintenance expense	(472)	(2,350)
Other income and expense	333	(164)
Income tax expense	—	(1,321)
Loss on sale of discontinued assets	882	(2,095)

Income (loss) from discontinued operations	$631	$(8,124)

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The Company held no investment securities as of December 31, 2010. The equity securities reflected in the table below include certain equity securities of silver exploration and development companies that the Company purchased during the three months ended September 30, 2011. The following table summarizes the Company’s available-for-sale securities on hand as of September 30, 2011 (in thousands):

	Investments in marketable securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$18,060	$(5,082)	$906	$13,884

	$18,060	$(5,082)	$906	$13,884

The investments in equity securities were made on a private purchase basis through agreements with the businesses in which the Company invested. The Company is restricted from selling some of these securities for a period of four months from the purchase date.

The Company recognized an unrealized loss of $5.1 million and an unrealized gain of $0.9 million in other comprehensive gain/(loss). The Company assessed this unrealized loss and determined it to not be an other than temporary impairment. The Company performs a quarterly assessment on these investments to determine the unrealized gains/(losses) for each period. The Company has the intent and ability to hold these investments until they recover or increase in value. The Company’s management team uses industry knowledge and expertise and has determined that these losses are not other than temporary based on a review of the potential for each development company it currently holds investments in.

Gross realized gains and losses are based on the carrying value (cost, net of discount or premium) of investments sold which may have been adjusted for an other than temporary decline in market value. There were no realized gains or losses in any of the periods presented.

NOTE 6 – RECEIVABLES

Receivables consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Receivables - current portion
Accounts receivable - trade	$22,078	$14,062
Refundable income tax	11,020	5,363
Refundable value added tax	47,370	36,947
Accounts receivable - other	3,685	2,508

	$84,153	$58,880

Receivables - non-current portion
Refundable value added tax	$41,329	$42,866

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. The Company determined that no allowance against its receivable balances at September 30, 2011, or at December 31, 2010 was necessary.

Taxes paid to foreign governments that are refundable to the Company are classified as “Refundable value added tax” at the face value of the amount of the tax refund due. Refunds expected to be received in the next twelve months are classified as “current” and amounts that are expected to be received after twelve months are classified as “non-current”.

NOTE 7 – METAL AND OTHER INVENTORIES

Inventories consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Concentrate and doré inventory	$73,072	$81,059
Supplies	53,083	37,281

Metal and other inventory	$126,155	$118,340

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$713	$713
Building improvements	549,645	516,792
Machinery and equipment	267,645	242,684
Capitalized leases for machinery, equipment and buildings	73,918	72,326

	891,921	832,515
Accumulated depreciation and amortization	(217,274)	(164,414)

	$674,647	$668,101

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

NOTE 9 – MINING PROPERTIES

Mining properties consist of the following (in thousands):

September 30, 2011	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties:	$133,223	$66,848	$320,943	$108,741	$11,495	$—	$—	$641,250

Accumulated depletion	(45,287)	(13,694)	(24,407)	(97,435)	(10,067)	—	—	(190,890)

	87,936	53,154	296,536	11,306	1,428	—	—	450,360

Mineral interests	1,657,188	26,642	—	—	—	44,033	—	1,727,863

Accumulated depletion	(132,449)	(5,490)	—	—	—	(9,283)	—	(147,222)

	1,524,739	21,152	—	—	—	34,750	—	1,580,641

Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$1,612,675	$74,306	$296,536	$11,306	$1,428	$34,750	$142	$2,031,143

December 31, 2010	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties:	$128,734	$66,655	$317,156	$99,720	$10,096	$—	$—	$622,361

Accumulated depletion	(22,655)	(10,031)	(9,092)	(97,435)	(9,998)	—	—	(149,211)

	106,079	56,624	308,064	2,285	98	—	—	473,150

Mineral interests	1,657,188	26,642	—	—	—	44,033	—	1,727,863

Accumulated depletion	(68,026)	(4,027)	—	—	—	(6,886)	—	(78,939)

	1,589,162	22,615	—	—	—	37,147	—	1,648,924

Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$1,695,241	$79,239	$308,064	$2,285	$98	$37,147	$142	$2,122,216

Operational Mining Properties

Palmarejo Mine: The Palmarejo silver and gold mine is an underground and surface mine located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” The Palmarejo mine commenced commercial production in April 2009.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

San Bartolomé Mine: The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state owned mining organization, COMIBOL. The Company commenced commercial production at San Bartolomé in June 2008.

Kensington Mine: The Kensington mine is an underground gold mine and consists of the Kensington and adjacent Jualin properties located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Kensington mine commenced commercial production in July 2010.

Rochester Mine: The Company has conducted operations at the Rochester mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester’s primary product is silver with gold produced as a by-product. The Company resumed active mining at the Rochester mine in the third quarter of 2011.

Martha Mine: The Martha mine is an underground silver mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002.

Mineral Interests

Endeavor Mine: In May 2005, CDE Australia Pty Ltd, (“CDE Australia”), a wholly-owned subsidiary of Coeur acquired the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). In March 2006, CDE Australia entered into an amended agreement under which it owns all silver production and reserves up to a total of 20.0 million payable ounces.

CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 3.5 million payable ounces to-date and the current ore reserve contains approximately 4.2 million payable ounces based on current metallurgical recovery and current smelter contract terms. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

Non-Producing and Development Properties

Joaquin Project – Argentina: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property, consisting of over 28,450 hectares (70,300 acres) north of the Company’s Martha silver and gold mine, in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin – La Negra and La Morocha – and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of pre-feasibility and feasibility studies. The Company currently has a 51% participating and managing equity interest in the Joaquin property based on the exploration agreement with Mirasol Resources Ltd. Upon completion of a feasibility study, the Company will have earned an additional 10% participating and management interest in the property, bringing its total to 61%. The Company has further rights to increase its participating interest in the property to 71% subject to other conditions specified in the exploration agreement.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company had no significant non-producing or development properties as of December 31, 2010.

NOTE 10 – DEBT AND CAPITAL LEASE OBLIGATIONS

The current and non-current portions of long-term debt and capital lease obligations as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$—	$44,934	$—	$43,220
1.25% Convertible Senior Notes due January 2024	—	—	1,859	—
Senior Term Notes due December 31, 2012	15,000	3,750	15,000	15,000
Kensington Term Facility	18,525	64,274	25,908	48,322
Capital lease obligations	17,946	11,524	15,759	23,483
Other	168	—	4,791	42

	$51,639	$124,482	$63,317	$130,067

3.25% Convertible Senior Notes due 2028

As of September 30, 2011, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $44.9 million net of debt discount.

The carrying value of the equity component representing the embedded conversion option at September 30, 2011 and December 31, 2010 was $10.9 million and $10.9 million, respectively.

Interest expense recognized during the three months ended September 30, 2011 and 2010 was $0.4 million and $0.4 million, respectively, and during the nine months ended September 30, 2011 and 2010, was $1.2 million and $2.0 million, respectively. Accretion of the debt discount was $0.6 million and $0.5 million, for the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. The debt discount remaining at September 30, 2011 was $3.8 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.

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

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The notes are convertible under certain circumstances, as defined in the indenture agreement, at the holder’s option, at an initial conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.

1.25% Convertible Senior Notes due 2024

As of September 30, 2011, the Company had no outstanding 1.25% Convertible Senior Notes.

On January 18, 2011, the Company repurchased $945,000 in aggregate principal amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011.

Senior Term Notes due December 31, 2012

As of September 30, 2011 the balance of the Senior Term Notes was $18.8 million.

For the three and nine months ended September 30, 2011 the Company paid in cash $3.8 million and $11.3 million in principal and $0.4 million and $1.3 million in interest, respectively, in connection with the quarterly payments due under the notes. A loss of $0.8 million and $1.6 million for the three and nine months ended September 30, 2011, respectively, was recognized in connection with quarterly debt payments as a result of the Company’s election to make required principal and interest payments entirely in cash.

The Company elected to pay the September 30, 2010 payment on the notes all in cash. For the three and nine months ended September 30, 2010, the Company paid $8.3 million and $25.0 million, respectively, in principal and $1.4 million and $3.9 million, respectively, in interest. For the nine months ended September 30, 2010, the Company also issued 1,060,413 shares of the Company’s stock in connection with the quarterly payments. In addition, $0.8 million and $2.4 million were paid and recognized as a loss in connection with quarterly debt payments in the three and nine months ended September 30, 2010, respectively. The loss is recorded in debt extinguishments.

Kensington Term Facility

As of September 30, 2011, the balance of the Kensington term facility was $82.8 million.

As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars with a floor price and a ceiling price of gold. Collars protecting 182,500 ounces of gold call options were outstanding at September 30, 2011. The weighted average call feature of each collar was $1,889.05. Collars protecting 205,000 ounces of gold put options were outstanding at September 30, 2010. The weighted average put feature of each collar was $947.19.

Capital Leases

As of September 30, 2011, Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), a wholly owned subsidiary of the Company, had outstanding balances on capital leases of $21.0 million.

Other capital leases for equipment and facilities totaling $8.5 million were outstanding at September 30, 2011 with monthly payments due through May 31, 2016.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Other

On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation in the principal amount of $2.4 million and bearing interest at 2.9%, to finance insurance premiums. Installments of $0.2 million were paid monthly with the final payment made on June 1, 2011. As of September 30, 2011, and December 31, 2010, the outstanding balance was nil and $1.1 million, respectively.

On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. The agreement calls for twenty-four monthly installments with the final payment due on January 31, 2012. As of September 30, 2011, and December 31, 2010, the outstanding balance was $0.2 million and $1.2 million, respectively.

On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of September 30, 2011 and December 31, 2010, the outstanding balance was nil and $2.5 million, respectively.

Palmarejo Gold Production Royalty Obligation

The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $5.4 million and $5.4 million for the three months ended September 30, 2011 and 2010, respectively, and $16.4 million and $15.4 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the remaining minimum obligation under the royalty agreement was $74.2 million and $80.3 million, respectively.

Interest Expense

The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three months ended September 30, 2011 and 2010, the Company expensed interest of $8.0 million and $10.0 million, respectively, and for the nine months ended September 30, 2011 and 2010, $26.6 million and $21.4 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
3.25% Convertible Senior Notes due March 2028	$395	$395	$1,186	$1,999
1.25% Convertible Senior Notes due January 2024	—	6	1	22
Senior Term Notes due December 2012	366	1,354	1,280	3,855
Kensington Term Facility	1,086	576	3,353	1,330
Capital lease obligations	416	573	1,353	1,578
Other debt obligations	144	849	800	1,425
Gold Lease Facility	—	155	107	492
Accretion of Franco Nevada royalty obligation	5,370	5,395	16,407	15,360
Amortization of debt issuance costs	504	834	1,646	1,952
Accretion of debt discount	585	536	1,722	2,486
Capitalized interest	(886)	(722)	(1,302)	(9,097)

Total interest expense	$7,980	$9,951	$26,553	$21,402

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended September 30, 2011 and 2010, the Company capitalized interest of $0.9 million and $0.7 million, respectively, and for the nine months ended September 30, 2011 and 2010, $1.3 million and $9.1 million, respectively.

NOTE 11 – RECLAMATION AND MINE CLOSURE

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

Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Asset retirement obligation - Beginning	$28,557	$26,255	$27,302	$25,112
Accretion	670	590	1,961	1,729
Addition and changes in estimates	—	—	—	18
Settlements	(15)	(13)	(51)	(27)

Asset retirement obligation - September 30	$29,212	$26,832	$29,212	$26,832

In addition, the Company has accrued $0.9 million and $1.8 million, as of September 30, 2011 and December 31, 2010, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

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

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

NOTE 12 – INCOME TAXES

For the three and nine months ended September 30, 2011, the Company reported an income tax provision of approximately $27.6 million and $61.9 million, respectively, compared to an income tax benefit (provision) of $(3.2) million and $13.1 million for the three and nine months ended September 30, 2010, respectively. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Current:
United States - Alternative minimum tax	$93	$(3)	$2,031	$(3)
United States - Foreign withholding	(157)	(490)	(648)	(1,605)
Argentina	(23)	(3,505)	60	(5,646)
Australia	(1,164)	(82)	(1,823)	(139)
Mexico	(504)	(40)	(644)	(123)
Bolivia	(22,741)	(6,973)	(47,746)	(9,863)
Deferred:
United States	1,364	1,918	(1,041)	16,404
Australia	306	228	(153)	(354)
Mexico	(2,459)	5,201	(12,521)	15,564
Bolivia	(2,321)	513	538	(1,098)

Income tax benefit (provision) from continuing operations	$(27,606)	$(3,233)	$(61,947)	$13,137

The income tax benefit (provision) for the three and nine months ended September 30, 2011 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The Company has U.S. net operating loss carryforwards which expire in 2011 through 2026. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.

NOTE 13 – SHARE-BASED COMPENSATION PLANS

The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting.

The compensation expense (benefit) recognized in the Company’s consolidated financial statements for the three months ended September 30, 2011 and 2010 for stock based compensation awards was $ 0.5 million and $2.0 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized stock based compensation of $5.3 million and $4.0 million, respectively. The stock appreciation rights (SARs), restricted stock units (RSUs) and performance units outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of September 30, 2011, there was $5.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The following table shows the new grants issued during the nine months ended September 30, 2011:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 3, 2011	188,673	$27.45	121,017	$17.89	70,188	$42.81

March 8, 2011	1,509	$34.79	2,562	$22.82	1,509	$55.12

May 9, 2011	5,853	$26.98	10,059	$17.59	5,853	$42.08

July 12, 2011	6,268	$25.45	1,344	$16.44	779	$39.69

September 12, 2011	1,077	$28.60	1,685	$18.31	1,077	$44.60

On July 11, 2011, the Company’s former President and Chief Executive Officer announced his retirement. Under the terms of the long-term incentive plan, all outstanding share based awards immediately vested as shown in the following table:

Award Type	Number of Units
Restricted Shares	49,929
Restricted Share Units	31,186
Performance Shares	56,830
Performance Share Units	57,948

In addition, the following options and stock appreciation rights were exercised near the retirement date:

Award Type	Number of Units	Weighted Average Exercise Price
Options	107,425	$11.67
Stock Appreciation Rights	96,188	$13.31

The following shows the weighted average fair value of SARs, performance units and RSUs outstanding at September 30, 2011:

	September 30, 2011
	SARs	Performance units	Restricted stock units
Weighted average fair value	$14.69	$23.95	$21.44

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The following table shows the options and SARs exercisable at September 30, 2011:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price
212,292	$35.28	32,157	$13.17

NOTE 14 – DEFINED CONTRIBUTION AND 401(k)

Defined Contribution Plan

The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.4 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $1.1 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively.

401(k) Plan

The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended September 30, 2011 and 2010 were $0.4 million and $0.2 million, respectively, and for the nine months ended September 30, 2011 and 2010, were $1.0 million and $0.6 million, respectively.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Palmarejo Gold Production Royalty

On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 10, Debt and Capital Lease Obligations, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2011, a total of 272,973 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at September 30, 2011 and December 31, 2010 was a liability of $179.4 million and $162.0 million, respectively. During the three and nine months ended September 30, 2011, mark-to-market adjustments for this embedded derivative amounted to a loss of $14.5 million and $17.4 million, respectively. The Franco-Nevada warrants were contingent options to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfied certain completion tests stipulated in the agreement. On September 19, 2010, the Company exercised these warrants and received the related shares, which were sold for net proceeds to the Company of $10.0 million. The Franco-Nevada warrants were considered a derivative instrument. During the three months ended September 30, 2010, mark-to-market adjustments for this embedded derivative and warrants amounted to a loss of $15.2 million and a gain of $1.1 million, respectively. During the nine months ended September 30, 2010, mark-to-market adjustments for this embedded derivative and warrants amounted to a loss of

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

$46.8 million and a gain of $3.5 million, respectively. For the three months ended September 30, 2011 and 2010, realized losses on settlement of the liabilities were $11.9 million and $4.8 million, respectively, and for the nine months ended September 30, 2011 and 2010, realized losses on settlement of the liabilities were $29.1 million and $11.6 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.

Forward Foreign Exchange Contracts

The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At September 30, 2011, the Company had MXP foreign exchange contracts of $24.6 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 11.95 MXP to each U.S. dollar and had a fair value of ($3.8) million at September 30, 2011. The Company recorded mark-to-market losses on these contracts of $4.1 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $(0.9) million for the three and nine months ended September 30, 2010, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains (losses) of ($0.1) million and $1.0 million in Production costs applicable to sales during the three and nine months ended September 30, 2011, respectively, and $0.4 million and $0.9 million during the three and nine months ended September 30, 2010, respectively.

Gold Lease Facility

As of September 30, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which was recorded in accrued liabilities and other on the balance sheet.

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

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2011, the Company had outstanding provisionally priced sales of $30.1 million, consisting of 414,767 ounces of silver and 7,679 ounces of gold, which had a fair value of $27.4 million including the embedded derivative. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 647,711 ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Commodity Derivatives

At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380 per ounce, which was settled on March 22, 2011 for a gain of $0.5 million.

As of September 30, 2011, in connection with the Kensington term facility described in Note 10, Debt and Capital Lease Obligations, Kensington term facility, the Company had outstanding call options requiring it to deliver 182,500 ounces of gold at a weighted average strike price of $1,889.05 per ounce if the market price of gold exceeds the strike price. At September 30, 2011, the Company had outstanding put options allowing it to sell 205,000 ounces of gold at a weighted average strike price of $947.19 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of September 30, 2011, the fair market value of these contracts was a net liability of $32.9 million. During the nine months ended September 30, 2011, 32,500 ounces of gold call options at a weighted average strike price of $1,755.42 per ounce expired. The Company recorded unrealized losses of $19.9 million and $18.2 million for the three and nine months ended September 30, 2011, respectively, included in fair value adjustments, net. In addition, 28,750 ounces of gold call options were settled in September, 2011 and the Company recorded a realized loss of $2.4 million related to the transaction. During the three and nine months ended September 30, 2010, the Company recorded unrealized losses of $0.1 million and $6.7 million, respectively, included in fair value adjustments, net.

In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received the right to 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The first installment of 20,833 ounces was received on September 30, 2011. The Company recognized a mark to market gain of $0.8 million associated with this silver in the three months ended September 30, 2011. The Company recognized a mark to market gain of $0.4 million associated with this silver in the nine months ended September 30, 2011. The silver had a fair value of $3.1 million at September 30, 2011, and a fair value of $3.9 million at December 31, 2010.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

As of September 30, 2011, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2011	2012	2013	Thereafter
Palmarejo gold production royalty	$8,422	$24,865	$25,097	$76,792
Average gold price in excess of minimum contractual deduction	$485	$497	$502	$493
Notional ounces	17,348	50,004	50,004	155,617

Mexican peso forward purchase contracts	$7,800	$16,800	$—	$—
Average rate (MXP/$)	$12.49	$11.70	$—	$—
Mexican peso notional amount	97,385	196,568	—	—

Silver ounces receivable from Mandalay	$382	$1,535	$—	$—
Average silver forward price	$18.35	$18.42	$—	$—
Notional ounces	20,833	83,333	—	—

Silver concentrate sales agreements	$16,417	$—	$—	$—
Average silver price	$39.58	$—	$—	$—
Notional ounces	414,767	—	—	—

Gold concentrates sales agreements	$13,676	$—	$—	$—
Average gold price	$1,781	$—	$—	$—
Notional ounces	7,679	—	—	—

Gold put options purchased	$900	$2,880	$1,800	$720
Average gold strike price	$887	$923	$928	$991
Notional ounces	15,000	68,000	45,000	77,000

Gold call options sold	$—	$2,160	$1,800	$720
Average gold strike price	$2,000	$1,839	$1,827	$1,960
Notional ounces	2,500	58,000	45,000	77,000

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The following summarizes the classification of the fair value of the derivative instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Prepaid expenses and other	Other non- current assets	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$989	$244	$—	$—	$—	$—
Forward foreign exchange contracts	—	—	3,786	—	—	—
Palmarejo gold production royalty	—	—	—	—	39,766	139,659
Put and call options, net	—	—	5,910	27,025	—	—
Concentrate sales contracts	169	—	2,828	—	—	—

	$1,158	$244	$12,524	$27,025	$39,766	$139,659

	December 31, 2010
	Prepaid expenses and other	Other non- current Assets	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Gold lease facility	$—	$—	$2,213	$—	$—	$—
Gold forward contract	425	—	—	—	—	—
Silver ounces receivable from Mandalay	531	1,063	—	—	—	—
Forward foreign exchange contracts	328	—	323	—	—	—
Palmarejo gold production royalty	—	—	—	—	28,745	133,258
Put and call options, net	—	—	1,471	13,277	—	—
Concentrate sales contracts	1,703	—	23	—	—	—

	$2,987	$1,063	$4,030	$13,277	$28,745	$133,258

The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2011	2010	2011	2010
Sales of metal	Concentrate sales contracts	$1,466	$(1,672)	$4,339	$(1,773)
Production costs applicable to sales	Forward foreign exchange contracts	(65)	459	1,045	987
Fair value adjustments, net	Gold lease facility	—	(2,079)	(132)	(4,808)
Fair value adjustments, net	Forward foreign exchange contracts	(4,089)	279	(3,791)	(913)
Fair value adjustments, net	Forward gold contract	—	1,238	35	1,238
Fair value adjustments, net	Silver ounces receivable	(554)	447	(90)	447
Fair value adjustments, net	Palmarejo gold royalty	(26,464)	(19,969)	(46,505)	(58,481)
Fair value adjustments, net	Franco-Nevada warrant	—	1,118	—	3,451
Fair value adjustments, net	Put and call options	(22,244)	(142)	(20,568)	(6,816)

		$(51,950)	$(20,321)	$(65,667)	$(66,668)

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Labor Union Contracts

The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at the Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 12, 2006 to June 30, 2012. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of September 30, 2011, approximately 15% of the Company’s worldwide labor force was covered by collective bargaining agreements.

Kensington Production Royalty

On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc., acquired a 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, which provides the Company with indirect 100% ownership of the Kensington property. The property is located on the east side of Lynn Canal between Juneau and Haines, Alaska. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2 1/2% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production.

Rochester Production Royalty

The Company acquired the Rochester property from ASARCO in 1983. The Company is obligated to pay a net smelter royalty interest when the market price of silver equals or exceeds $22.87 per ounce up to a maximum rate of 5% to ASARCO, the prior owner. Royalty expense was $0.8 million and nil for the three months ended September 30, 2011 and 2010, respectively. Royalty expense was $1.7 million and nil for the nine months ended September 30, 2011, and 2010, respectively.

NOTE 17 – SIGNIFICANT CUSTOMERS

The Company markets its refined metal and doré to bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and financial institutions. The refined metals are sold to end users for use in the electronic circuitry, jewelry, silverware, pharmaceutical and technology industries. The Company has six trading counterparties (Mitsui, Mitsubishi, Standard Bank, Auramet, Valcambi and INTL Commodities). Sales of metals to these counterparties for the nine months ended September 30, 2011 and 2010, amounted to 81% and 83% of total metal sales, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

The Company refines and markets its precious metals, doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, China, Germany, and the United States (Peñoles, Valcambi, Nyrstar, Aurubis, Auramet, China National Gold and Johnson Matthey). Sales of silver concentrates to third-party smelters amounted to approximately 19% and 17% of total metal sales for the nine months ended September 30, 2011, and 2010, respectively. The loss of any one smelting and refining client may have a material adverse effect on the Company’s financial condition and results of operations if alternative smelters and refineries are not available. The Company believes there is sufficient global capacity available to make up for the loss of any one smelter.

NOTE 18 – SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

The operating segments are managed separately because each segment represents a distinct use of Company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington, and Endeavor mining properties. All operating segments are engaged in the discovery or mining of gold and silver and generate the majority of their revenues from the sale of these precious metals in concentrate or refined form. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. The Kensington mine sells precious metal concentrates, typically under long-term contracts, to smelters in China and Germany. Refined gold and silver produced by the Rochester, Palmarejo and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet, Valcambi, International Commodities, and Mitsui. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Revenues from silver sales were $233.7 million and $73.3 million in the three months ended September 30, 2011 and 2010, respectively. Revenues from silver sales were $505.0 million and $206.6 million in the nine months ended September 30, 2011, and 2010, respectively. Revenues from gold sales were $109.9 million and $45.3 million in the three months ended September 30, 2011 and 2010, respectively. Revenues from gold sales were $269.3 million and $101.3 million in the nine months ended September 30, 2011 and 2010, respectively.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$166,875	$102,820	$44,185	$17,453	$6,037	$6,205	$—	$343,575

Productions costs applicable to sales	(64,112)	(30,085)	(24,347)	(11,356)	(8,143)	(3,210)	—	(141,253)
Depreciation and depletion	(41,182)	(6,067)	(9,567)	(573)	(237)	(914)	(112)	(58,652)

Gross profit (loss)	61,581	66,668	10,271	5,524	(2,343)	2,081	(112)	143,670

Exploration expense	2,200	61	308	242	1,477	—	484	4,772
Other operating expenses	225	111	88	3,158	150	(1)	7,776	11,507

OPERATING INCOME (LOSS)	59,156	66,496	9,875	2,124	(3,970)	2,082	(8,372)	127,391

Interest and other income	(6,278)	(227)	1	7	(99)	—	(14)	(6,610)
Interest expense	(5,270)	(9)	(1,115)	(14)	(35)	—	(1,537)	(7,980)
Loss on debt extinguishment	—	—	—	—	—	—	(784)	(784)
Fair value adjustments, net	(26,464)	—	(22,244)	—	—	—	(4,643)	(53,351)
Income tax benefit (expense)	(2,459)	(25,063)	(1)	—	(173)	107	(17)	(27,606)

Net income (loss)	$18,685	$41,197	$(13,484)	$2,117	$(4,277)	$2,189	$(15,367)	$31,060

Segment assets (A)	$2,050,108	$265,488	$515,335	$55,734	$19,537	$37,546	$17,693	$2,961,441
Capital expenditures (B)	$9,528	$4,418	$9,230	$13,559	$1,130	$—	$234	$38,099

Three months ended September 30, 2010	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$61,459	$30,009	$8,520	$5,828	$11,028	$1,720	$—	$118,564

Productions costs applicable to sales	(31,340)	(12,902)	(7,421)	(2,770)	(5,284)	(685)	—	(60,402)
Depreciation and depletion	(22,490)	(4,943)	(7,220)	(445)	(2,244)	(330)	(129)	(37,801)

Gross profit (loss)	7,629	12,164	(6,121)	2,613	3,500	705	(129)	20,361

Exploration expense	1,282	1	438	123	1,437	—	559	3,840
Other operating expenses	1	—	170	152	—	—	5,722	6,045

OPERATING INCOME (LOSS)	6,346	12,163	(6,729)	2,338	2,063	705	(6,410)	10,476

Interest and other income	381	(244)	(28)	—	(747)	—	—	(638)
Interest expense	(5,558)	(92)	(899)	—	(247)	—	(3,155)	(9,951)
Loss on debt extinguishment	—	—	—	—	—	—	(806)	(806)
Fair value adjustments, net	(18,850)	—	(142)	—	—	—	(115)	(19,107)
Income tax benefit (expense)	5,200	(6,461)	(7)	—	(3,504)	—	1,539	(3,233)
Net loss from discontinued operations	—	—	—	—	—	—	(251)	(251)
Gain on sale of dicontinued oeprations, net of income taxes	—	—	—	—	—	—	882	882

Net income (loss)	$(12,481)	$5,366	$(7,805)	$2,338	$(2,435)	$705	$(8,316)	$(22,628)

Segment assets (A)	$2,126,953	$276,150	$499,958	$30,786	$22,130	$39,316	$17,646	$3,012,939
Capital expenditures (B)	$15,809	$806	$20,022	$139	$—	$—	$7	$36,783

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

Nine months ended September 30, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$378,767	$204,739	$118,307	$46,149	$10,492	$15,835	$—	$774,289

Productions costs applicable to sales	(139,251)	(58,329)	(70,111)	(24,054)	(11,502)	(7,582)	—	(310,829)
Depreciation and depletion	(116,610)	(16,392)	(28,822)	(1,671)	(82)	(2,398)	(359)	(166,334)

Gross profit (loss)	122,906	130,018	19,374	20,424	(1,092)	5,855	(359)	297,126

Exploration expense	4,112	96	674	604	4,300	—	1,825	11,611
Other operating expenses	225	219	224	17,719	150	(1)	21,707	40,243

OPERATING INCOME (LOSS)	118,569	129,703	18,476	2,101	(5,542)	5,856	(23,891)	245,272

Interest and other income	(4,450)	560	4	58	(588)	—	2,470	(1,946)
Interest expense	(17,085)	(45)	(3,722)	(14)	(448)	—	(5,239)	(26,553)
Loss on debt extinguishment	—	—	—	—	—	—	(1,640)	(1,640)
Fair value adjustments, net	(46,505)	—	(20,568)	—	—	—	(3,978)	(71,051)
Income tax benefit (expense)	(12,521)	(47,209)	(21)	—	(542)	104	(1,758)	(61,947)

Net income (loss)	$38,008	$83,009	$(5,831)	$2,145	$(7,120)	$5,960	$(34,036)	$82,135

Segment assets (A)	$2,050,108	$265,488	$515,335	$55,734	$19,537	$37,546	$17,693	$2,961,441
Capital expenditures (B)	$24,887	$11,230	$21,964	$19,428	$1,954	$—	$317	$79,780

Nine months ended September 30, 2010	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$151,907	$75,876	$8,520	$28,995	$35,235	$7,338	$—	$307,871

Productions costs applicable to sales	(92,107)	(37,645)	(7,421)	(14,154)	(16,742)	(2,726)	—	(170,795)
Depreciation and depletion	(63,574)	(14,152)	(7,220)	(1,368)	(7,348)	(1,440)	(401)	(95,503)

Gross profit (loss)	(3,774)	24,079	(6,121)	13,473	11,145	3,172	(401)	41,573

Exploration expense	3,069	1	680	164	3,852	—	1,755	9,521
Other operating expenses	352	—	170	925	—	—	19,125	20,572

OPERATING INCOME (LOSS)	(7,195)	24,078	(6,971)	12,384	7,293	3,172	(21,281)	11,480

Interest and other income	642	(388)	(28)	1	(3,697)	—	745	(2,725)
Interest expense	(16,426)	(255)	(899)	—	(302)	—	(3,520)	(21,402)
Loss on debt extinguishment	—	—	—	—	—	—	(12,714)	(12,714)
Fair value adjustments, net	(55,029)	—	(6,694)	—	—	—	(4,158)	(65,881)
Income tax benefit (expense)	12,897	(10,962)	(7)	—	(5,677)	—	16,886	13,137
Net loss from discontinued operations	—	—	—	—	—	—	(6,029)	(6,029)
Loss on sale of discontinued operations, net of taxes	—	—	—	—	—	—	(2,095)	(2,095)

Net income (loss)	$(65,111)	$12,473	$(14,599)	$12,385	$(2,383)	$3,172	$(32,166)	$(86,229)

Segment assets (A)	$2,126,953	$276,150	$499,958	$30,786	$22,130	$39,316	$17,646	$3,012,939
Capital expenditures (B)	$43,128	$2,677	$83,119	$226	$3	$—	$286	$129,439

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties
(B)	Balance represents cash flow amounts

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

	September 30, 2011	December 31, 2010
Assets
Total assets for reportable segments	$2,961,441	$3,000,389
Cash and cash equivalents	207,882	66,118
Receivables, non-current portion	41,329	42,866
Restricted assets	29,513	29,028
Debt issuance costs, net	2,663	4,333
Other assets	28,391	14,793

Total consolidated assets	$3,271,219	$3,157,527

Geographic Information

	September 30, 2011	December 31, 2010
Long Lived Assets:
United States	$502,386	$488,118
Mexico	1,936,151	2,028,864
Bolivia	228,761	234,306
Australia	34,749	37,147
Argentina	3,743	1,882

Total	$2,705,790	$2,790,317

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$61,639	$14,348	$164,456	$37,515
Mexico	166,875	61,459	378,767	151,907
Bolivia	102,819	30,009	204,739	75,876
Australia	6,206	1,720	15,835	7,338
Argentina	6,036	11,028	10,492	35,235

Total	$343,575	$118,564	$774,289	$307,871

NOTE 19 – LITIGATION AND OTHER EVENTS

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

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

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

In March 2010, the San Bartolomé mine began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit, which was confirmed to be excluded from the October 2009 resolution, under an agreement with the cooperatives. Other mining areas above the 4,400 meter level continue to be suspended. The mine plan adjustment may reduce production until the Company is able to resume mining above 4,400 meters. It is uncertain at this time how long the temporary suspension will remain in place. If the restriction is not lifted, the Company may need to write down the carrying value of the asset.

Coeur d’Alene Mines Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

NOTE 20 – SUBSEQUENT EVENTS

On October 31, 2011, pursuant to privately-negotiated purchase agreements, the Company purchased $18.8 million aggregate principal amount of the Senior Term Notes due 2012 from holders, at purchase prices equal to 118% of the principal amount and accrued interest through that date. As a result, no Senior Term Notes due 2012 remain outstanding.

On October 31, 2011, the Company paid $1.7 million to purchase 11.0 million shares of Apogee Silver Ltd., a junior exploration and development company with a strategic focus on advanced stage silver, zinc, and lead deposits in world class mineral districts in South America. Apogee is listed on the TSX Venture Exchange under the symbol “APE”. Apogee’s primary focus is the Pulacayo-Paca Property located in southwestern Bolivia. Apogee is also exploring the Cachinal Silver Property located in northern Chile. The Company now owns a 9.9% interest in Apogee Silver Ltd.

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

This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources could differ materially from those projected in the forward-looking statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A including the risk factors set forth under Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the risk factors set forth under Item 1A (“Risk Factors”) of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather and geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes resulting from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

MD&A includes references to total cash operating costs and cash costs per ounce of silver and gold produced, both on an individual mine basis and on a consolidated basis. Total cash operating costs per ounce and cash costs per ounce are measurements that management uses to monitor and evaluate the performance of its mining operations and are not measurements calculated under U.S. GAAP. A reconciliation of total cash operating costs and cash costs per ounce to production expenses, which is calculated under U.S. GAAP, is provided in the section titled “Operating Statistics” herein and should be referred to when reading the total cash costs per ounce measurement.

Introduction to the Company

The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first nine months of 2011. Coeur is an Idaho corporation incorporated in 1928.

The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that it expects to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders. The Company’s management focuses on maximizing cash flow from its existing operations, the main elements of which are silver and gold prices, cash costs of production and capital expenditures. The Company also focuses on reducing its non-operating costs in order to maximize cash flow.

The results of the Company’s operations are significantly affected by the prices of silver and gold, which may fluctuate widely and are affected by numerous factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors. In addition, the Company faces challenges including raising capital, increasing production and managing social, political and environmental issues. Operating costs at its mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect the Company’s U.S. dollar costs.

Overview of Performance

Production

In the third quarter of 2011, the Company’s total silver production increased 13.3% to 4.9 million ounces as compared to 4.3 million ounces in the comparable period in 2010. The increase is primarily due to higher production from Palmarejo and San Bartolomé compared to the same time period in 2010. The Company’s total gold production in the third quarter of 2011 increased 9,538 ounces, or 20.1%, to 57,052 ounces, as compared to 47,514 ounces in the comparable period in 2010. The increase was primarily driven by the Kensington mine, which operated at full capacity during the third quarter of 2011.

Sales of Metal

Sales of metal increased $225.0 million, or 189.8%, to $343.6 million in the third quarter of 2011, compared to $118.6 million in the third quarter of 2010, primarily due to production from the Kensington and Palmarejo mines and from substantially higher average realized silver and gold prices. The Company’s average realized silver and gold prices during the third quarter were $38.28 per ounce and $1,681 per ounce, respectively, representing increases of 102.9% and 36.9% respectively, over last year’s third quarter. Silver production contributed 68.0% of the Company’s total metal sales during the third quarter of 2011, compared to 61.8% during the third quarter of 2010.

Earnings

The Company reported net income of $31.1 million, or $0.35 per share, and a net loss of $22.6 million, or $0.25 per share, for the three months ended September 30, 2011 and 2010, respectively. The Company reported net income of $82.1 million, or $0.92 per share, and a net loss of $86.2 million, or $1.00 per share, for the nine months ended September 30, 2011 and 2010, respectively. The earnings reflect non-cash fair value adjustments that decreased net income by $53.4 million and $19.1 million in the three months ended September 30, 2011 and 2010, respectively, and $71.1 million and $65.9 million in the nine months ended September 30, 2011 and 2010, respectively. These fair value adjustments are driven primarily by higher gold prices which increased the estimated future liabilities related to the Franco-Nevada royalty obligation, gold lease facility and put and call options.

Interest expense decreased $2.0 million during the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to a decrease in total debt compared to the same time period last year.

Other Highlights

In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•

Effective October 1, 2011, the Company’s Board of Directors had appointed Frank L. Hanagarne Jr., 53, to the office of Senior Vice President and Chief Financial Officer. Previous to his appointment as Senior Vice President and Chief Financial Officer, Mr. Hanagarne served from September 2006 to December 2010 as Director of Corporate Development at Newmont Mining Corporation, a gold producer, and from January 2011 to September 2011 as Chief Operating Officer of Valcambi SA, a precious metal refiner in which Newmont has an equity interest. Over a 17-year career at Newmont, Mr. Hanagarne also served as Mill Project Superintendent from September 2004 to September 2006 and as Advisor in Corporate Health and Safety and Loss Prevention from July 2001 to September 2004. His years of service at Newmont included positions of increasing responsibility within key areas of Newmont’s operations and business functions as well as environmental, health and safety. Mr. Hanagarne has a total 29 years of industry experience in the finance, operations, and business development areas. Mr. Hanagarne holds a Master’s degree in Business Administration from the University of Nevada, Reno, and a Bachelor of Metallurgical Engineering degree from the New Mexico Institute of Mining and Technology.

•

The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended September 30, 2011 was $38.96 and $1,702 per ounce, respectively, compared to $19.01 and $1,227 per ounce, respectively, for the three months ended September 30, 2010. The average price of silver (Handy & Harman) and gold (London Gold PM) for the nine months ended September 30, 2011 was $36.49 and $1,534 per ounce, respectively, compared to $18.12 and $1,178 per ounce, respectively, for the nine months ended September 30, 2010. The market price of silver and gold on November 4, 2011 was $34.16 per ounce and $1,749 per ounce, respectively.

•

The Company produced a total of 4.9 million ounces of silver during the third quarter of 2011, which was a 13.3% increase over the third quarter of 2010. The Company produced a total of 57,052 ounces of gold during the third quarter of 2011, which was a 20.1% increase over the third quarter of 2010. The Company produced a total of 13.8 million ounces of silver during the nine months ended September 30, 2011 which was a 15.4% increase over the nine months ended September 30, 2010. The Company produced a total of 170,838 ounces of gold during the nine months ended September 30, 2011, which was a 77.2% increase over the nine months ended September 30, 2010.

•

Net cash provided by operating activities for the third quarter of 2011 was $181.9 million, compared to $12.9 million during the third quarter of 2010. Net cash provided by operating activities for the first nine months of 2011 was $328.8 million, compared to $36.2 million during the first nine months of 2010.

•

The Company spent $38.1 million on capital expenditures in the third quarter of 2011, which is slightly higher than the same time period last year. The Company spent $79.8 million on capital expenditures during the first nine months of 2011, compared to $129.4 million spent in the first nine months of 2010, which represents a 38.4% decrease. The majority of the capital expenditures during 2011 were at Rochester ($19.4 million), Palmarejo ($24.9 million), and Kensington ($22.0 million). Rochester expenditures related to the stage 3 leach pad. Palmarejo expenditures were for the final tailings dam. Kensington’s capital expenditures were for the paste backfill plant.

•	During the third quarter of 2011, the Company purchased equity securities of publicly traded silver exploration and development companies for approximately $6.8 million.

•	The Company’s ratio of current assets to current liabilities was 1.64 to 1 at September 30, 2011, which is a significant increase from .98 to 1.0 at December 31, 2010.

•

There was a significant decrease in accrued liabilities and other as a result of the Company’s decision to sell metal on a spot basis as opposed to pre-selling, which it had done during the fourth quarter of last year and the repayment of the Mitsubishi gold lease position.

Operating Highlights and Statistics

Palmarejo Mine:

Production during the third quarter of 2011 was 2.3 million ounces of silver, which represented a 49.4% increase compared to the third quarter of 2010. Gold production was 29,815 ounces which was consistent with the third quarter of 2010. Production for the nine months ending September 30, 2011was 6.4 million ounces of silver and 90,963 ounces of gold, representing increases of 63.8% and 25.7%, respectively, compared to the same time period of 2010. The increase in production levels are due to a 37.7% increase in silver ore grades, combined with an increase in recovery rates on silver. Cash operating costs and total cash costs during the third quarter decreased to ($1.16) per ounce compared to $0.15 for the third quarter of 2010. Cash operating costs and total cash costs during the nine months ended September 30, 2011 decreased to ($0.47) per ounce compared to $4.85 for the same time period during 2010. Production costs applicable to sales for the three months ended September 30, 2011 increased by 104.6% compared to the same time period in 2010 due to an increase in production. Production costs applicable to sales increased 51.2% for the nine months ended September 30, 2011 compared to the same time period in 2010.

San Bartolomé Mine:

Silver production for the third quarter of 2011 increased 14.3% to 2.1 million ounces of silver compared to 1.8 million ounces of silver in the third quarter of 2010. Silver production for the nine months ended September 30, 2011 increased 17.2% to 5.5 million ounces of silver, compared to 4.7 million ounces of silver during the same time period in 2010. Production costs applicable to sales increased by 133.2% during the third quarter of 2011 as compared to the third quarter of 2010. Production costs applicable to sales increased 54.9% during the nine months ended September 30, 2011 as compared to the same period in 2010. Total cash operating costs per ounce during the third quarter of 2011 were $9.32 and total cash costs per ounce, including royalties and taxes, were $10.89, compared to $7.05 and $7.83, respectively, in the third quarter of 2010. Total cash operating costs per ounce during the nine months ended September 30, 2011 were $9.07 and total cash costs per ounce, including royalties and taxes, were $10.58, compared to $7.99 and $8.69 for the same time period in 2010. Tons milled increased to 428,978 from 360,605 in the third quarter of 2010. Tons milled increased to 1,195,286 in the nine months ended September 30, 2011, from 1,100,619 for the same time period in 2010. Silver ore grades decreased 5.3% in the third quarter of 2011 as compared to the third quarter of 2010. Silver ore grades increased 6.5% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The mine plan has been temporarily adjusted and mining continues on the remainder of the property. In March 2010, San Bartolomé began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit, which was confirmed to be excluded from the October 2009 resolution, under an agreement with the cooperatives. Access to the Huacajchi deposit and its higher grade material is having a beneficial effect on production and cost at the mine. Other mining areas above the 4,400 meter level continue to be suspended. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives.

Kensington Mine:

The Kensington mine is an underground gold mine that commenced commercial production on July 3, 2010. Production for the third quarter of 2011 was 25,687 ounces of gold, as compared to 15,155 ounces of gold for the same time period of 2010. Production for the nine months ended September 30, 2011 was 75,121 ounces of gold, as compared to 15,155 ounces of gold for the same time period of 2010. Total cash operating costs per ounce in the third quarter of 2011 were $973.28 as compared to $1,199.20 for the same time period during 2010. Total cash operating costs per ounce in the nine months ended September 30, 2011 were $961.10, as compared to $1,199.20 for the same time period in 2010. In order to complete several initiatives designed to improve operational efficiency, Kensington will reduce its processing rates for the next six months to approximately 700 tons per day.

Rochester Mine:

Production was 0.4 million ounces of silver and 1,435 ounces of gold during the third quarter of 2011 compared to 0.4 million ounces of silver and 1,935 ounces of gold in the third quarter of 2010. Production was 1.0 million ounces of silver and 4,283 ounces of gold during the nine months ended September 30, 2011 compared to 1.5 million ounces of silver and 7,241 ounces of gold during the same time period of 2010. Production was lower due to continued leach down of the ore on the existing leach pad. Production costs applicable to sales increased by 310.0% during the third quarter of 2011 and increased 69.9% during the nine months ended September 30, 2011, primarily due to the cost of ore being placed on the new leach pad in August and September, however production from the new leach pad is not expected to start until the fourth quarter of 2011. Total cash operating costs per ounce in the third quarter of 2011 were $36.71 and total cash costs per ounce, including production taxes, were $39.80 in the third quarter of 2011 as compared to total cash operating costs per ounce of $5.10 and total cash costs per ounce of $5.82 in the third quarter of 2010. Total cash operating costs per ounce in the first nine months of 2011 were $17.46 and total cash costs per ounce, including production taxes, were $19.87 in the first nine months of 2011 as compared to total cash operation costs per ounce of $2.93 and total cash costs per ounce of $3.55 for the same time period in 2010. The increase in total cash cost per ounce was primarily due to ore being placed on the new leach pad during August and September, while production from the new leach pad is not expected to begin until the fourth quarter.

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

Martha Mine:

Silver production at the Martha mine decreased 76.8% to 0.1 million ounces in the third quarter of 2011 compared to 0.5 million ounces in the third quarter of 2010. Silver production decreased 72.0% to 0.4 million ounces during the nine months ended September 30, 2011 as compared to 1.4 million ounces for the same time period in 2010. Production costs applicable to sales increased by 54.1% during the quarter due to a decrease in ore grade. Production costs applicable to sales decreased 31.3% during the nine months ended September 30, 2011 due to the significant decrease in production. Total cash operating costs per ounce in the third quarter of 2011 were $39.31 and total cash costs per ounce, including royalties and taxes, were $41.29, as compared to $9.86 and $11.04, respectively, during the third quarter of 2010. Total cash operating costs per ounce in the nine months ended September 30, 2011 were $32.48 and total cash costs per ounce, including royalties and taxes, were $33.95, as compared to $10.96 and $11.74, respectively, for the same time period during 2010. The decrease in silver production for the quarter was primarily due to an 87.4% decrease in ore grade as the mine transitions from primarily processing remnant ore and tailings to higher grade areas that are in development during the fourth quarter.

Endeavor Mine:

Silver production at the Endeavor mine in the third quarter of 2011 was 0.1 million ounces compared to 0.1 million ounces in the third quarter of 2010. Silver production at the Endeavor mine in the nine months ended September 30, 2011 was 0.5 million ounces compared to 0.4 million ounces during the same time period in 2010. Production costs applicable to sales increased 368.6% during the quarter due to an increased operating cost contribution as a result of higher silver prices. Production costs applicable to sales increased 178.1% during the nine months ended September 30, 2011. Total cash costs per ounce of silver produced were $22.26 in the third quarter of 2011 compared to $10.32 in the third quarter of 2010. Total cash costs per ounce of silver produced were $19.79 during the nine months ended September 30, 2011, compared to $8.56 during the same time period in 2010. The increase in total cash cost per ounce was primarily due to the price participation component terms of the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.

As of September 30, 2011, CDE Australia Pty Ltd had recovered approximately 77.5% of the transaction consideration consisting of 3.5 million payable ounces, or 17.4% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement.

Operating Statistics from Continuing Operations

The following table presents information by mine and consolidated sales information for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Silver Operations:
Palmarejo
Tons milled	403,978	405,742	1,217,437	1,321,017
Ore grade/Ag oz	7.34	5.33	6.88	4.11
Ore grade/Au oz	0.08	0.08	0.08	0.06
Recovery/Ag oz	75.9%	69.6%	75.8%	71.4%
Recovery/Au oz	93.6%	94.4%	92.2%	91.4%
Silver production ounces	2,250,818	1,506,742	6,351,120	3,877,972
Gold production ounces	29,815	29,823	90,963	72,350
Cash operating cost/oz	$(1.16)	$0.15	$(0.47)	$4.85
Cash cost/oz	$(1.16)	$0.15	$(0.47)	$4.85
Total production cost/oz	$17.33	$15.08	$18.07	$21.24
San Bartolomé
Tons milled	428,978	360,605	1,195,286	1,100,619
Ore grade/Ag oz	5.40	5.70	5.21	4.89
Recovery/Ag oz	88.6%	87.2%	88.3%	87.2%
Silver production ounces	2,051,426	1,794,617	5,503,951	4,697,685
Cash operating cost/oz	$9.32	$7.05	$9.07	$7.99
Cash cost/oz	$10.89	$7.83	$10.58	$8.69
Total production cost/oz	$13.90	$10.58	$13.61	$11.70
Martha
Tons milled	24,086	12,790	64,025	42,786
Ore grade/Ag oz	5.33	42.42	7.24	37.36
Ore grade/Au oz	0.01	0.05	0.01	0.04
Recovery/Ag oz	92.3%	96.3%	86.2%	89.9%
Recovery/Au oz	72.9%	93.6%	74.0%	88.0%
Silver production ounces	118,523	510,685	399,630	1,425,796
Gold production ounces	115	601	471	1,675
Cash operating cost/oz	$39.31	$9.86	$32.48	$10.96
Cash cost/oz	$41.29	$11.04	$33.95	$11.74
Total production cost/oz	$45.73	$16.98	$35.31	$17.24
Rochester (A)
Tons milled	607,031	—	607,031	—
Silver production ounces	351,717	419,433	1,018,844	1,474,686
Gold production ounces	1,435	1,935	4,283	7,241
Cash operating cost/oz	$36.71	$5.10	$17.46	$2.93
Cash cost/oz	$39.80	$5.82	$19.87	$3.55
Total production cost/oz	$41.72	$7.01	$21.75	$4.62
Endeavor
Tons milled	182,226	188,198	556,901	464,379
Ore grade/Ag oz	1.43	1.45	1.97	2.14
Recovery/Ag oz	53.0%	37.3%	45.8%	44.9%
Silver production ounces	137,843	102,053	501,638	445,752
Cash operating cost/oz	$22.26	$10.32	$19.79	$8.56
Cash cost/oz	$22.26	$10.32	$19.79	$8.56
Total production cost/oz	$28.88	$13.55	$24.57	$11.79

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gold Operation:
Kensington(B)
Tons milled	116,255	90,254	343,640	90,254
Ore grade/Au oz	0.24	0.19	0.24	0.19
Recovery/Au oz	91.7%	87.7%	92.3%	87.7%
Gold production ounces	25,687	15,155	75,121	15,155
Cash operating cost/oz	$973.28	$1,199.20	$961.10	$1,199.20
Cash cost/oz	$973.28	$1,199.20	$961.10	$1,199.20
Total production cost/oz	$1,345.76	$1,675.56	$1,345.04	$1,675.56

CONSOLIDATED PRODUCTION TOTALS (C)
Total silver ounces	4,910,326	4,333,530	13,755,183	11,921,891
Total gold ounces	57,052	47,514	170,838	96,421
Silver Operations:(D)
Cash operating cost per oz - silver	$7.57	$4.87	$6.36	$6.72
Cash cost per oz - silver	$8.49	$5.40	$7.18	$7.17
Total production cost oz - silver	$18.65	$12.62	$17.30	$14.59
Gold Operation:(E)
Cash operating cost per oz - gold	$973.28	$1,199.20	$961.10	$1,199.20
Cash cost per oz - gold	$973.28	$1,199.20	$961.10	$1,199.20
Total production cost per oz - gold	$1,345.76	$1,675.56	$1,345.04	$1,675.56
CONSOLIDATED SALES TOTALS (F)
Silver ounces sold	6,200,397	3,861,696	13,922,833	11,547,775
Gold ounces sold	67,391	37,507	183,243	86,890
Realized price per silver ounce	$38.28	$18.87	$36.69	$18.12
Realized price per gold ounce	$1,681.42	$1,228.51	$1,522.65	$1,177.31

(A)

The Rochester mine has commenced to place ore on the new leach pad and production is expected in the fourth quarter of 2011. The leach cycle at Rochester requires five to ten years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61% for silver and 92% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2014 for the current leach pad. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad in the Company’s Form 10-K for the year ended December 31, 2010.

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

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Three months ended

September 30, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	2,250,818	2,051,426	—	351,717	118,523	137,843	4,910,327
Production of gold (ounces)	—	—	25,687	—	—	—	25,687
Cash operating cost per Ag ounce	$(1.16)	$9.32	$—	$36.71	$39.31	$22.26	$7.57
Cash costs per Ag ounce	$(1.16)	$10.89	$—	$39.80	$41.29	$22.26	$8.49
Cash operating cost per Au ounce	$—	$—	$973.28	$—	$—	$—	$973.28
Cash cost per Au ounce	$—	$—	$973.28	$—	$—	$—	$973.28

Total Cash Operating Cost (Non-U.S. GAAP)	$(2,607)	$19,120	$25,000	$12,912	$4,660	$3,068	$62,153
Royalties	—	3,217	—	827	234	—	4,278
Production taxes	—	—	—	260	—	—	260

Total Cash Costs (Non-U.S. GAAP)	(2,607)	22,337	25,000	13,999	4,893	3,068	66,691
Add/Subtract:
Third party smelting costs	—	—	(3,096)	—	(566)	(808)	(4,470)
By-product credit	51,185	—	—	2,433	198	—	53,816
Other adjustments	435	111	—	117	290	—	953
Change in inventory	15,099	7,637	2,443	(5,193)	3,328	949	24,263
Depreciation, depletion and amortization	41,174	6,062	9,568	556	237	914	58,511

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$105,286	$36,147	$33,915	$11,912	$8,380	$4,123	$199,764

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Nine months ended

September 30, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total

Production of silver (ounces)	6,351,120	5,503,951	—	1,018,844	399,630	501,638	13,775,183
Production of gold (ounces)	—	—	75,121	—	—	—	75,121
Cash operating cost per Ag ounce	$(0.47)	$9.07	$—	$17.46	$32.48	$19.79	$6.36
Cash costs per Ag ounce	$(0.47)	$10.58	$—	$19.87	$33.95	$19.79	$7.18
Cash operating cost per Au ounce	$—	$—	$961.10	$—	$—	$—	$961.10
Cash cost per Au ounce	$—	$—	$961.10	$—	$—	$—	$961.10

Total Cash Operating Cost (Non-U.S. GAAP)	$(3,014)	$49,946	$72,199	$17,787	$12,981	$9,926	$159,825
Royalties	—	8,281	—	1,734	587	—	10,602
Production taxes	—	—	—	728	—	—	728

Total Cash Costs (Non-U.S. GAAP)	(3,014)	58,227	72,199	20,249	13,568	9,926	171,155
Add/Subtract:
Third party smelting costs	—	—	(9,122)	—	(2,366)	(2,390)	(13,878)
By-product credit	139,842	—	—	6,554	706	—	147,102
Other adjustments	1,208	298	19	256	462	—	2,243
Change in inventory	1,216	(196)	7,015	(3,005)	(869)	45	4,206
Depreciation, depletion and amortization	116,584	16,387	28,823	1,655	81	2,398	165,928

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$255,836	$74,716	$98,934	$25,709	$11,582	$9,979	$476,756

Three months ended

September 30, 2010

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Production of silver (ounces)	1,506,742	1,794,617	—	419,433	510,685	102,053	4,333,530
Production of gold (ounces)	—	—	15,155	—	—	—	15,155
Cash operating cost per Ag ounce	$0.15	$7.05	$—	$5.10	$9.86	$10.32	$4.87
Cash costs per Ag ounce	$0.15	$7.83	$—	$5.82	$11.04	$10.32	$5.40
Cash operating cost per Au ounce	$—	$—	$1,199.20	$—	$—	$—	$1,199.20
Cash costs per Au ounce	$—	$—	$1,199.20	$—	$—	$—	$1,199.20

Total Operating Cost (Non-U.S. GAAP)	$227	$12,651	$18,174	$2,140	$5,039	$1,053	$39,284
Royalties	—	1,396	—	—	601	—	1,997
Production taxes	—	—	—	304	—	—	304

Total Cash Costs (Non-U.S. GAAP)	227	14,047	18,174	2,444	5,640	1,053	41,585
Add/Subtract:
Third party smelting costs	—	—	(1,618)	—	(995)	(354)	(2,967)
By-product credit	36,538	—	—	2,361	734	—	39,633
Other adjustments	—	—	—	53	914	—	967
Change in inventory	(5,423)	(1,146)	(9,135)	(2,088)	(1,009)	(15)	(18,816)
Depreciation, depletion and amortization	22,491	4,943	7,219	446	2,119	330	37,548

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$53,833	$17,844	$14,640	$3,216	$7,403	$1,014	$97,950

Nine months ended

September 30, 2010

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Production of silver (ounces)	3,877,972	4,697,685	—	1,474,686	1,425,796	445,752	11,921,891
Production of gold (ounces)	—	—	$15,155	—	—	—	15,155
Cash operating cost per Ag ounce	$4.85	$7.99	$—	$2.93	$10.96	$8.56	$6.72
Cash costs per Ag ounce	$4.85	$8.69	$—	$3.55	$11.74	$8.56	$7.17
Cash operating cost per Au ounce	$—	$—	$1,199.20	$—	$—	$—	$1,199.20
Cash costs per Au ounce	$—	$—	$1,199.20	$—	$—	$—	$1,199.20

Total Operating Cost (Non-U.S. GAAP)	$18,799	$37,520	18,174	$4,315	$15,624	$3,817	$98,249
Royalties	—	3,287	—	—	1,107	—	4,394
Production taxes	—	—	—	912	—	—	912

Total Cash Costs (Non-U.S. GAAP)	18,799	40,807	18,174	5,227	16,731	3,817	103,555
Add/Subtract:
Third party smelting costs	—	—	(1,618)	—	(2,821)	(964)	(5,403)
By-product credit	85,429	—	—	8,480	1,971	—	95,880
Other adjustments	—	—	—	216	1,173	—	1,389
Change in inventory	(12,120)	(3,162)	(9,135)	230	(312)	(127)	(24,626)
Depreciation, depletion and amortization	63,574	14,152	7,219	1,368	6,673	1,440	94,426

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$155,682	$51,797	$14,640	$15,521	$23,415	$4,166	$265,221

Exploration Activity

During the three months ending September 30, 2011, the Company completed over 39,600 meters (130,000 feet) of new core and reverse circulation drilling in its global exploration. The majority of this drilling was devoted to the Company’s Palmarejo property followed by Rochester, Joaquin and Kensington. During the quarter the company increased its exploration budget to over $23.5 million to allow it to accelerate drilling at all of its current properties. The Company expects to continue this increased level of exploration in the fourth quarter of 2011 and into 2012.

Palmarejo (Mexico)

The Company completed over 21,500 meters (70,550 feet) in the third quarter in the Palmarejo District. This exploration drilling was split between targets around the current Palmarejo mine from both surface and underground drill platforms, specifically the Rosario, Tucson and Chapotillo zones, and at Guadalupe and La Patria deposits. This past quarter’s drilling at La Patria continued on exploration and definition of the northern zone. Highlights include the following assay data from La Patria:

Hole LPDH 147: 7.1 meters true width, 3.01 grams per tonne Au, 84 grams per tonne Ag

Hole LPDH 149: 6.8 meters true width, 26.21 grams per tonne Au, 291 grams per tonne Ag

Hole LPDH 152: 3.0 meters true width, 4.26 grams per tonne Au, 75 grams per tonne Ag

Hole LPDH 165: 15.2 meters true width, 3.81 grams per tonne Au, 89 grams per tonne Ag

Hole LPDH 170: 10.7 meters true width, 6.05 grams per tonne Au, 369 grams per tonne Ag

The Company is very encouraged by its initial drilling results from La Patria and has commenced a program of surface trenching to help define the continuity of the known vein structures in support of continued drilling.

Rochester (USA)

Drilling at Rochester accelerated in the third quarter of the year. A total of 12,800 meters (42,000 feet) of reverse circulation drilling were completed at the Nevada Packard and Rochester silver and gold deposits. Nevada Packard is situated approximately 2.3 kilometers (1.4 miles) south of the current Rochester mine; drilling in the second quarter focused on expanding the deposit to the west. At Rochester, drilling was focused on the NWR zone at the north side of the mine. Highlights include the following assaying data from Nevada Packard and Rochester;

Nevada Packard

Hole NP11-017: 76.2 feet true width, 0.002 ounces per ton Au, 1.44 ounces per ton Ag

Hole NP11-064: 50.0 feet true width, 0.017 ounces per ton Au, 2.65 ounces per ton Ag

Northwest Rochester

Hole NWR11-003: 140.0 feet true width, 0.001 ounces per ton Au, 2.03 ounces per ton Ag

Hole NWR11-018: 69.2 feet true width, 0.003 ounces per ton Au, 2.31 ounces per ton Ag

Both deposits remain open for expansion. Drilling is expected to continue into the fourth quarter and into 2012.

Martha and Joaquin (Argentina)

Over 3,600 meters (12,200 feet) of core drilling was completed on all targets in the Santa Cruz Province of southern Argentina in the third quarter of 2011. At Joaquin, drilling recommenced late in the quarter at the La Negra zone. The company plans to continue to drill to define the mineral resources at Joaquin and to work towards completion of a feasibility study, which would increase the Company’s managing and participating interest in the Joaquin project from 51% to 61%. Subject to certain conditions the company has an option to increase its interest further. The Joaquin project is located approximately 100 kilometers (62 miles) by road north of the Martha mine. Other targets drilled in the quarter were Betty and Wendy at Martha and Satélite, an early-stage prospect in eastern Santa Cruz.

Kensington (USA)

Exploration at Kensington consisted of just over 1,000 meters (3,300 feet) of core drilling in the quarter, nearly all of which was devoted to the Raven vein zone which is located approximately 685 meters (2,250 feet) due west of the Kensington ore body. Raven is one of several gold-bearing vein structures, occurring within a 300- to 450-meter wide (1,000 to 1,500 feet) corridor, extending over 3,000 meters (9,800 feet) southward toward the Jualin deposit, near the mill facility. Late in the quarter initial drilling commenced on a new target termed Kensington South.

San Bartolomé (Bolivia)

The new program of trenching and sampling, which commenced late in the first quarter, continued into the third quarter of 2011 at San Bartolomé. For the quarter ending September 30, 2011, 51 new backhoe trenches were completed and sampled, resulting in 339 new samples collected from one-meter vertical intervals. All of this work was centered on the Santa Rita and Diablo areas. For the nine months ended September 30, 2011, 1010 new samples have been collected from 164 trenches intended to expand and upgrade mineral resources.

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

Correction of an Immaterial Error: In the fourth quarter of 2010, the Company identified an error in the amount of income tax benefit recognized in 2009. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 108 and determined that the error was immaterial to previously reported amounts contained in its periodic reports and the Company intends to correct this error through subsequent periodic filings. See Note D – Correction of an Immaterial Error in the Company’s Form 10K for the year ended December 31, 2010.

Please see Note C – Summary of Significant Accounting Policies in the Company’s Form 10-K for the year ended December 31, 2010 for additional critical accounting policies and estimates.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Sales of metal from continuing operations in the third quarter of 2011 increased by 189.8% to $343.6 million from $118.6 million in the third quarter of 2010. The increase in sales of metal was due to a 49.4% increase in the quantity of silver ounces produced at the Palmarejo silver and gold mine and a 14.3% increase in silver production at the San Bartolomé mine. In the third quarter of 2011, the Company sold 6.2 million ounces of silver and 67,391 ounces of gold compared to 3.9 million ounces of silver and 37,507 ounces of gold for the same period in 2010. Realized silver and gold prices in the third quarter of 2011 increased 102.9% and 36.9%, respectively, over the third quarter 2010. Realized silver and gold prices were $38.28 and $1,681.42 per ounce, respectively, in the third quarter of 2011, compared to $18.87 and $1,228.51 per ounce, respectively, in the comparable quarter of 2010.

Included in sales of metals are the by-product sales derived from the sale of gold by our silver mines. Total gold sales for the periods ending September 30, 2011 and 2010 were $109.9 million and $45.3 million, respectively. Of those totals, by-product metal sales were $65.7 million compared to $36.8 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future. The increases in by-product sales were primarily due to the increase in gold prices.

In the third quarter of 2011, the Company produced a total of 4.9 million ounces of silver and 57,052 ounces of gold, compared to 4.3 million ounces of silver and 47,514 ounces of gold in the third quarter of 2010. The increase is primarily due to higher production from Palmarejo and San Bartolomé compared with the same time period in 2010.

While quarterly sales of metal rose 189.8%, production costs applicable to sales of metal in the third quarter of 2011 increased only 133.9% from $60.4 million in the third quarter of 2010 to $141.3 million in the third quarter of 2011. This increase in sales is primarily due to the significant increases in metal prices. The increase in production costs is primarily due to the increase in production.

Depreciation and depletion increased by $20.9 million, from $37.8 million to $58.7 million, compared to the third quarter of 2010. The increase is due to depreciation and depletion expense from the Kensington mine, which commenced commercial production in the third quarter of 2010.

Costs and Expenses

Administrative and general expenses increased by $2.2 million, from $6.0 million to $8.2 million, as compared to the third quarter of 2010. The increase is primarily related to severance related expenses connected to the resignation of the Company’s former CEO.

Exploration expenses increased to $4.8 million in the third quarter of 2011 compared to $3.8 million in the same period of 2010 primarily due to increased exploration activity at the Palmarejo location.

Other Income and Expenses

The Company recognized $0.8 million of losses on debt extinguishments during the third quarter of 2011 related to payments on the Senior Term Notes due 2012 compared to a loss of $0.8 million during the third quarter of 2010 also relating to payments on the Senior Term Notes due 2012.

Non-cash fair value adjustments, net in the three months ended September 30, 2011 were a loss of $53.4 million compared to a loss of $19.1 million in the third quarter of 2010. The majority of the increase in the loss was due to Franco-Nevada derivative adjustments during the quarter.

The loss from interest income and other in the third quarter of 2011 increased by $6.0 million to a loss of $6.6 million compared with a loss of $0.6 million in the third quarter of 2010. The increase in the loss was primarily due to foreign currency transactions in Mexico.

Interest expense, net of capitalized interest, decreased to $8.0 million in the third quarter of 2011 from $10.0 million in the third quarter of 2010. The decrease in interest expense was primarily due to a decrease in total debt and capital leases outstanding during the quarter.

Income Taxes

For the three months ended September 30, 2011, the Company reported an income tax provision of approximately $27.6 million compared to an income tax provision of $3.2 million in the third quarter of 2010. The following table summarizes the components of the Company’s income tax provision for the three months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Current:
United States - Alternative minimum tax	$93	$(3)
United States - Foreign withholding	(157)	(490)
Argentina	(23)	(3,505)
Australia	(1,164)	(82)
Mexico	(504)	(40)
Bolivia	(22,741)	(6,973)
Deferred:
United States	1,364	1,918
Australia	306	228
Mexico	(2,459)	5,201
Bolivia	(2,321)	513

Income tax benefit (provision)	$(27,606)	$(3,233)

During the three months ended September 30, 2011, the Company recognized a current provision in Bolivia, Mexico, and Australia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.2 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia. In addition, the Company recognized a net $3.1 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).

During the three months ended September 30, 2010, the Company recognized a current provision in Bolivia and Argentina primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.5 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $7.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Mexico).

Results of Discontinued Operations

In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Cerro Bayo has been reported in discontinued operations for the three month period ended September 30, 2010. The gain from discontinued operations (net of taxes) for the three month period ended September 30, 2010 was $0.6 million.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the three months ended September 30, 2010 (in thousands):

Three months ended September 30, 2010
Sales of metals	$—
Depreciation and depletion	(112)
Care and maintenance expense	(472)
Other operating expenses	(3)
Interest and other income	336
Income tax (expense)	—
Loss on sale of discontinued assets	882

Income (loss) from discontinued operations	$631

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Sales of metal from continuing operations in the nine months ended September 30, 2011 increased by 151.5% to $774.3 million from $307.9 million in the same time period in 2010. The increase in sales of metal was due to an increase in the quantity of gold and silver ounces sold, combined with an increase in metal prices. In the nine months ended September 30, 2011, the Company sold 14.0 million ounces of silver and 183,243 ounces of gold compared to 11.5 million ounces of silver and 86,890 ounces of gold for the same period in 2010. Realized silver and gold prices in the nine months ended September 30, 2011 increased 102.5% and 29.3%, respectively, over the same time period in 2010. Realized silver and gold prices were $36.69 and $1,522.65 per ounce, respectively, in nine months ended September 30, 2011, compared to $18.12 and $1,177.31 per ounce, respectively, in the comparable time period of 2010.

Included in sales of metals are the by-product sales derived from the sale of gold by our silver mines. Total gold sales for the nine months ending September 30, 2011 and 2010 were $269.3 million and $101.3 million, respectively. Of those totals, by-product metal sales were $151.0 million compared to $92.8 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future.

In the nine months ended September 30, 2011, the Company produced a total of 13.8 million ounces of silver and 170,838 ounces of gold, compared to 11.9 million ounces of silver and 96,421 ounces of gold in the nine months ended September 30, 2010. The increase is primarily due to higher production from Palmarejo and San Bartolomé relative to the same time period in 2010. The Company’s total gold production in the nine months ended September 30, 2011 increased 74,417 ounces or 77.2% as compared to the same period in 2010. The increase was primarily driven by the Kensington mine, which operated at full capacity beginning in the second quarter of 2011.

In the nine months ended September 30, 2011, sales of metal rose 151.5%, while production costs applicable to sales of metal in the same time period increased only 82.0% from $170.8 million to $310.8 million. This increase in sales is primarily due to significant increases in metal prices.

Depreciation and depletion increased by $70.8 million, from $95.5 million to $166.3 million, compared to the same time period in 2010. The increase is due to depreciation and depletion expense from the Kensington mine, which commenced commercial production in the third quarter of 2010.

Costs and Expenses

Administrative and general expenses increased to $22.3 million in the nine months ended September 30, 2011 from $19.8 million in the nine months ended September 30, 2010, primarily due to severance related expenses connected to the departure of the Company’s former CEO.

Exploration expenses increased to $11.6 million in the nine months ended September 30, 2011 compared to $9.5 million in the same period of 2010 due to increased exploration activity.

Other Income and Expenses

The Company recognized $1.6 million of losses on debt extinguishments during the nine months ended September 30, 2011 related to payments on the Senior Term Notes due 2012 compared to a loss of $12.7 million during the nine months ended September 30, 2010, due to the exchange of a portion of the 3.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2024 for shares of common stock.

Non-cash fair value adjustments, net in the nine months ended September 30, 2011 was a loss of $71.1 million compared to a loss of $65.9 million in the same time period of 2010. The majority of the adjustments were related to the Franco Nevada derivatives and Alaska options.

The loss from interest and other income in the nine months ended September 30, 2011 decreased by $0.8 million to a loss of $1.9 million compared to a loss of $2.7 million in the same time period of 2010.

Interest expense, net of capitalized interest, increased to $26.6 million in the nine months ended September 30, 2011 from $21.4 million in the same time period of 2010. The increase in interest expense was primarily due to a decrease in capitalized interest related to the Kensington mine, which was placed into service on July 3, 2010.

Income Taxes

For the nine months ended September 30, 2011, the Company reported an income tax provision of approximately $61.9 million compared to an income tax benefit of $13.1 million in the same time period of 2010. The following table summarizes the components of the Company’s income tax benefit (provision) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Current:
United States - Alternative minimum tax	$2,031	$(3)
United States - Foreign withholding	(648)	(1,605)
Argentina	60	(5,646)
Australia	(1,823)	(139)
Mexico	(644)	(123)
Bolivia	(47,746)	(9,863)
Deferred:
United States	(1,041)	16,404
Australia	(153)	(354)
Mexico	(12,521)	15,564
Bolivia	538	(1,098)

Income tax benefit (provision)	$(61,947)	$13,137

During the nine months ended September 30, 2011, the Company recognized a current provision in Bolivia, Mexico, and Australia primarily related to higher metal prices and inflation adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Argentina and Australia, and a $2.0 million benefit for anticipated operating losses in the U.S. In addition, the

Company recognized a net $13.2 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).

During the nine months ended September 30, 2010, the Company recognized a current provision in Bolivia and Argentina primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $1.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. Finally, the Company recognized a net $30.5 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).

Results of Discontinued Operations

In August 2010, the Company closed the sale of its interest in the Cerro Bayo mine. Cerro Bayo has been reported in discontinued operations for the nine month period ended September 30, 2010. There was no gain (loss) from discontinued operations for the nine month period ended September 30, 2011. The loss from discontinued operations (net of taxes) for the nine month period ended September 30, 2010 was $8.1 million.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the nine months ended September 30, 2010 (in thousands):

Nine months ended September 30, 2010
Sales of metals	$—
Depreciation and depletion	(2,194)
Care and maintenance expense	(2,350)
Other operating expenses	(19)
Interest and other income	(145)
Income tax (expense)	(1,321)
Loss on sale of discontinued assets	(2,095)

Income (loss) from discontinued operations	$(8,124)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Working Capital; Cash and Cash Equivalents

As of September 30, 2011, the Company’s cash, equivalents and short-term investments totaled $209.0 million compared to $66.1 million as of December 31, 2010. The increase was primarily attributed to increases in cash provided by operating activities, offset by cash used for investing and financing activities. See “Cash Provided by Operating Activities.”

The Company’s working capital increased by $182.2 million between December 31, 2010 and September 30, 2011 to $177.7 million, compared to a deficit of $4.5 million at December 31, 2010. The ratio of current assets to current liabilities was 1.64 to 1 at September 30, 2011 and was 0.98 to 1 at December 31, 2010. The increase was primarily attributable to an increase in cash provided by operating activities.

The Company intends to indefinitely reinvest a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170 million for the nine months ended September 30, 2011 and the year ended December 31, 2010. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.

Cash Provided by Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2011 was $181.9 million, compared with $12.9 million for the same time period in 2010. Net cash provided by operating activities in the nine months ended September 30, 2011 was $328.8 million, compared with $36.2 million for the same time period in 2010. The significant increase is primarily the result of increased sales driven by higher metal prices. Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Nine months ended September 30,
	2011	2010
	(In thousands)
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$328,761	$36,166
Changes in operating assets and liabilities:
Receivables and other current assets	30,854	12,136
Inventories	12,834	27,888
Accounts payable and accrued liabilities	(15,538)	8,298

Operating cash flow	$356,911	$84,488

Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2011 was $96.2 million, compared to $111.0 million used in investing activities in the nine months ended September 30, 2010. The decrease is primarily due to lower capital investment activity at the Kensington mine.

The Company spent $38.1 million on capital expenditures in the third quarter of 2011, compared with $36.8 million during the same time period last year. During the nine months ended September 30, 2011, capital expenditures totaled $79.8 million compared to $129.4 million for the first nine months of 2010. The majority of the capital expenditures for the first nine months of 2011 were at Palmarejo, Rochester, and Kensington. The majority of the capital expenditures for the first nine months of 2010 were at Kensington, which began commercial production in July 2010.

During the three months ended September 30, 2011, the Company used cash of $45.0 million for capital expenditures and to purchase investments, including approximately $6.8 million to purchase equity securities in development stage mining companies, and generated cash of $0.5 million by selling investments.

Cash Used in Financing Activities

Net cash used in financing activities during the three months ended September 30, 2011 was $35.8 million compared to $7.9 million for the same time period last year. During the three months ended September 30, 2011, the Company paid $35.9 million to reduce existing debt. During the three months ended September 30, 2010, the Company borrowed $22.7 million and paid $30.8 million to reduce existing debt.

The Company’s financing activities used $90.8 million of cash during the nine months ended September 30, 2011 compared to cash provided by financing activity of $79.8 million during the nine months ended September 30, 2010. The company made significant debt repayments during the first nine months of 2011.

Debt and Capital Resources

3.25% Convertible Senior Notes due 2028

As of September 30, 2011, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $44.9 million net of debt discount.

The carrying value of the equity component representing the embedded conversion option at September 30, 2011 and December 31, 2010 was $10.9 million and $10.9 million, respectively.

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

1.25% Convertible Senior Notes due 2024

As of September 30, 2011, the Company had no outstanding 1.25% Convertible Senior Notes.

On January 18, 2011, the Company repurchased $945,000 in aggregate principal amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011.

Senior Term Notes due December 31, 2012

As of September 30, 2011 the balance of the Senior Term Notes was $18.8 million.

For the three and nine months ended September 30, 2011 the Company paid in cash, $3.8 million and $11.3 million in principal and $0.4 million and $1.3 million in interest, respectively, in connection with the quarterly payments due under the notes. In addition, $0.8 million and $1.6 million were paid and recognized as a loss in connection with quarterly debt payments as a result of the Company’s election to make the required principal and interest payment entirely in cash.

The Company elected to pay the June 30, 2010 payment on the notes with a combination of 50% cash and 50% common stock. The March 31, 2010 payment was paid entirely with common stock. For the three and nine months ended September 30, 2010 the Company issued nil shares and 1,060,413 shares, respectively, of the Company’s stock. In addition, $0.8 million and $2.4 million were paid and recognized as a loss in connection with quarterly debt payments. The loss is recorded in debt extinguishments.

Kensington Term Facility

As of September 30, 2011 the balance of the Kensington term facility was $82.8 million.

As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 182,500 ounces of gold call options were outstanding at September 30, 2011. The weighted average call feature of each collar was $1,889.05. Collars protecting 205,000 ounces of gold put options were outstanding at September 30, 2011. The weighted average put feature of each collar was $947.19.

Gold Lease Facility

As of September 30, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

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

Capital Leases

As of September 30, 2011, Coeur Mexicana SA de CV (“Coeur Mexicana”), a wholly owned subsidiary of the Company, had outstanding balances on capital leases of $21.0 million.

Other capital leases for equipment and facilities leases totaling $8.5 million were outstanding at September 30, 2011 with monthly payments through May 31, 2016.

Other

On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million are paid monthly with the final payment to be made on June 1, 2011. As of September 30, 2011, and December 31, 2010, the outstanding balance was nil, and $1.1 million, respectively.

On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. The loans call for twenty-four monthly installments with the final payment due on January 31, 2012. As of September 30, 2011, and December 31, 2010, the outstanding balance was $0.2 million and $1.2 million, respectively.

On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of September 30, 2011 and December 31, 2010, the outstanding balance was nil and $2.5 million, respectively.

Palmarejo Gold Production Royalty Obligation

The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $5.4 million and $5.4 million for the three months ended September 30, 2011 and 2010, respectively, and $16.4 million and $15.4 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the remaining minimum obligation under the royalty agreement was $74.2 million and $80.3 million, respectively.

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended September 30, 2011, and 2010 the Company capitalized interest of $0.9 million and $0.7 million, respectively, and for the nine months ended September 30, 2011 and 2010, $1.3 million and $9.1 million, respectively.

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

The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. From time to time, in order to mitigate some of the risk associated with these fluctuations, the Company may enter into forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cashflows. These arrangements typically consist of managing the Company’s exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices. The Company also may manage price risk by purchasing put options.

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2011, the Company had outstanding provisionally priced sales of $30.1 million, consisting 414,767 ounces of silver and 7,679 ounces of gold, which had a fair value of $27.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $7,700. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 647,711 ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800.

Foreign Currency Contracts

The Company operates, or has mining interests, in several foreign countries, specifically Argentina, Australia, Bolivia, and Mexico, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.

The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At September 30, 2011, the Company had MXP foreign exchange contracts of $24.6 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 11.95 MXP to each U.S. dollar and had a fair value of ($3.8) million at September 30, 2011. The Company recorded mark-to-market losses of $4.1 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $(0.9) million for the three and nine months ended September 30, 2010, respectively, which is reflected in fair value adjustments, net. The Company recorded realized gains (losses) of ($0.1) million and $1.0 million in Production costs applicable to sales during the three and nine months ended September 30, 2011, respectively, and $0.4 million and $0.9 million during the three and nine months ended September 30, 2010, respectively.

Gold Lease Facility

As of September 30, 2011, the Company had no gold leased from Mitsubishi International Corporation (“MIC”). At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounts for the gold lease facility as a derivative instrument, which is recorded in accrued liabilities and other in the balance sheet.

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

Palmarejo Gold Production Royalty

On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 10 to the Company’s Consolidated Financial Statements, Debt and Capital Lease Obligations, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2011, a total of 272,973 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at September 30, 2011 and December 31, 2010 was a liability of $179.4 million and $162.0 million, respectively. During the three and nine months ended September 30, 2011, mark-to-market adjustments for this embedded derivative amounted to a loss of $14.5 million and $17.4 million, respectively. During the three and nine months ended September 30, 2010, mark-to-market adjustments for this embedded derivative and warrant amounted to a loss of $15.2 million and a gain of $1.1 million, respectively. For the three months ended September 30, 2011 and 2010, realized losses on settlement of the liabilities were $11.9 million and $4.8 million, respectively, and for the nine months ended September 30, 2011 and 2010, realized losses on settlement of the liabilities were $29.1 million and $11.6 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.

For each $1.00 increase in the price of gold, the fair value of the net derivative liability on September 30, 2011 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability on September 30, 2011 would have decreased by approximately $0.2 million.

Gold Forward Contracts

The Company purchases gold contracts to reduce the risk associated with potential decreases in the market price of gold. At December 31, 2010, the Company had one outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380.00, which was settled on March 22, 2011 for a gain of $0.5 million.

Kensington Term Facility

On September 30, 2011, in connection with the Kensington term facility described in Note 10 to the Company’s Consolidated Financial Statements, Debt and Capital Lease Obligations, Kensington term facility, the Company had outstanding call options requiring it to deliver 182,500 ounces of gold at a weighted average strike price of $1,889.05 per ounce if the market price of gold exceeds the strike price. At September 30, 2011, the Company had outstanding put options allowing it to sell 205,000 ounces of gold at a weighted average strike price of $947.19 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of September 30, 2011 the fair market value of these contracts was a net liability of $32.9 million. During the nine months ended September 30, 2011, 32,500 ounces of gold call options at a weighted average strike price of $1,755.42 per ounce expired resulting in a realized loss of $1.9 million and 38,750 ounces of gold put options at a weighted average strike price of $886.23 per ounce expired resulting in a realized loss of $2.3 million. In addition, 28,750 ounces of gold call options were settled in September, 2011 and the Company recorded a realized loss of $2.4 million related to the transaction.

Additional information about the Company’s derivative financial instruments may be found in Note 15 to the Company’s Consolidated Financial Statements, Derivative Financial Instruments and Fair Value of Financial Instruments.

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

(b) Changes in Internal Control over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The information contained under Note 19 to the Company’s Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors, as modified and supplemented by the risk factors in our Forms 10-Q for the quarters ended March 31, 2011 and June 30, 2011, continue to be relevant to an understanding of the Company’s business, financial condition and operating results. In addition, those risk factors have been supplemented and updated in this Form 10-Q as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.

The Company is subject to significant governmental regulations, including under the Federal Mine Safety and Health Act, and related costs and delays may negatively affect its business.

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

U.S. surface and underground mines like the Kensington and Rochester mines are continuously inspected by the U.S. Mine Safety and Health Administration (MSHA), which inspections often lead to notices of violation. Recently, the MSHA has been conducting more frequent and more comprehensive inspections.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. In addition, any of our U.S. mines could be subject to a temporary or extended shut down as a result of a violation alleged by the MSHA. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the three months ended September 30, 2011.

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

10.2	Employment Agreement, dated September 12, 2011, between the Company and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011.)

10.3	Side letter, dated September 12, 2011, between the Company and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011.)

10.4	Employment Agreement, dated September 16, 2011, between the Company and Frank L. Hanagarne Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2011.)

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

99.1	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated November 7, 2011	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer

Dated November 7, 2011	/s/ Frank L. Hanagarne Jr.
FRANK L. HANAGARNE JR.
Senior Vice President and Chief Financial Officer