Form 10-K
period 2011-12-31
COEUR D ALENE MINES CORP
filed 2012-02-23
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☑    No  ☐

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

$2,163,851,195

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 22, 2012, 89,896,158 shares of Common Stock, Par Value $0.01

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business

INTRODUCTION

Coeur d’Alene Mines Corporation (referred to separately as “Coeur” and referred to along with its subsidiaries as “the Company”) is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during 2011. The Company sold its Cerro Bayo mine in Chile in August 2010. Coeur is an Idaho corporation incorporated in 1928.

OVERVIEW OF MINING PROPERTIES AND INTERESTS

The Company’s most significant operating properties and interests are described below:

•

Coeur owns 100% of Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine began shipping silver/gold doré in April 2009. Palmarejo produced 9.0 million ounces of silver and 125,071 gold ounces during its second full year of operation in 2011. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. Royalty payments made beyond the minimum obligation of 400,000 ounces of gold are payable when the market price per ounce of gold is greater than $400.00. The Company controls a large land position around its existing operations.

•

Coeur owns 100% of Empresa Minera Manquiri (“Manquiri”) S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in June 2008. San Bartolomé produced 7.5 million ounces of silver during 2011. On October 14, 2009, the Bolivian state-owned mining organization COMIBOL, announced a temporary suspension of mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico Mountain are undertaken. The Company’s mine plan has been adjusted and mining continues on the remainder of the property. In March 2010, the San Bartolomé mine began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit, which was confirmed to be excluded from the October 2009 resolution, under an agreement with the Cooperativa Reserva Fiscal. In December 2011, a further area in the deposit, known as Huacajchi Sur, was further confirmed to be open for mining as well. Other mining areas above the 4,400 meter level continue to be suspended. Access to the Huacajchi deposit and its higher grade material is having a beneficial effect on production and costs at the mine. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of Cerro Rico Mountain under its contracts with the state-owned mining entity and the local cooperatives. It is uncertain at this time how long the suspension on other areas above the 4,400 meter level will remain in place.

•

Coeur owns 100% of Coeur Alaska, Inc., which owns the Kensington mine, an underground gold mine located north of Juneau, Alaska. The Kensington mine began processing ore on June 24, 2010 and began commercial production on July 3, 2010. Kensington produced 88,420 ounces of gold during its first full year of operation in 2011.

•

Coeur owns 100% of Coeur Rochester, Inc., which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. The Company completed construction of a new leach pad and related infrastructure in the fourth quarter of 2011. Rochester produced 1.4 million ounces of silver and 6,276 ounces of gold in 2011.

•

Coeur owns, directly or indirectly, 100% of Coeur Argentina S.R.L., which owns and operates the underground silver and gold Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002. The Company carries on an active exploration program at its Martha mine and on its other exploration properties in Santa Cruz, which totals over 516 square miles. During 2011, Martha produced 0.5 million ounces of silver and 615 ounces of gold.

•

In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves (up to 20.0 million payable ounces) contained at the Endeavor mine in New South Wales, Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine, which has been in production since 1983. Endeavor produced 0.6 million ounces of silver in 2011.

•

In August 2010, the Company sold its subsidiary Compañía Minera Cerro Bayo Ltda. (“Cerro Bayo”), which controlled the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011 which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver which had an estimated fair value of $5.4 million; and (v) existing value added taxes of $3.5 million. As part of the transaction, Mandalay also agreed to pay $6 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes. Results for the Cerro Bayo mine for the period prior to the sale are reflected in discontinued operations.

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

	Year Ended December 31,
	2011		2010		2009
	High	Low	High	Low	High	Low
Silver	$48.55	$26.77	$30.64	$14.78	$19.28	$10.45
Gold	$1,895	$1,319	$1,421	$1,058	$1,213	$810

MARKETING

All of the Company’s mining operations produce silver and gold in doré form except for the Martha Mine, which produces a concentrate that contains both silver and gold, the Kensington Mine, which produces gold concentrate, and the Endeavor Mine which produces a concentrate that contains silver.

The Company refines its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, Germany, China, and the United States (Penoles, Valcambi, Nyrstar, Aurubis, China National Gold and Johnson Matthey).

The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company currently has six trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 82%, 83% and 83% of total metal sales in 2011, 2010 and 2009, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

Sales of silver and gold concentrates to third party smelters (Penoles, Nystar, Aurubis and China National Gold) amounted to approximately 18%, 17% and 17% of total metal sales for the years ended December 31, 2011, 2010 and 2009, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

HEDGING ACTIVITES

The Company’s strategy is to provide shareholders with leverage to changes in silver and gold prices by selling silver and gold production at market prices. The Company has entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with foreign currencies. For additional information see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” and Note 17 to the consolidated financial statements, Derivative Financial Instruments and Fair Value of Financial Instruments.

GOVERNMENT REGULATION

General

The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company and its results of operations.

Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2011, $32.3 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $1.0 million was accrued as of December 31, 2011. These amounts are included in reclamation and mine closure liabilities on the consolidated balance sheet.

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

Proposed Mining Legislation

A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. See “Item 1A. Risk Factors. — Third parties may dispute the Company’s unpatented mining claims, which could result in the discovery of defective titles and losses affecting Coeur’s business” and Note 21 — Litigation and Other Events. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended, under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the Company’s U.S. operations could be adversely affected. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.

Any such reform of the Mining Law or Bureau of Land Management and Forest Service regulations thereunder could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

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

The Company does not directly hold any interest in mining properties in Australia. However, under the Silver Sale Agreement with CBH Resources Limited (“CBH”), the Company has purchased CBH’s silver reserves and resources in the ground at the Endeavor mine. CBH is responsible for the mining operation and compliance with government regulations and the Company is not responsible for compliance. The Company is however at risk for any production stoppages resulting from non-compliance. CBH’s mining property is subject to a range of state and federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title laws and regulations recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters and may restrict mining and exploration activity and/or result in additional costs. CBH is required to deal with a number of governmental departments in connection with the development and exploitation of its mining property. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which CBH is subject in Australia.

Maintenance of Claims

Bolivia

The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying owner of all of the mining rights relating to the San Bartolomé mine. COMIBOL’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment (“pallacos”, “sucus”, and “troceras”) to several Potosí cooperatives. The cooperatives in turn have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts. In addition to those agreements with the cooperatives Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see Item 2. Properties — Silver and Gold Mining Properties — Bolivia-San Bartolomé below.

Mexico

In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining which belongs to the Ministry of Economy (Secretaría de Economía) of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year evidencing previous calendar year mining works. Generally nominal biannual mining duties are payable in January and July of each year, and failure to pay these duties could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, including obligations to file technical reports and not to withdraw permanent works of fortification.

United States

At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law it is necessary to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $140 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. For unpatented claims in Alaska, the Company is required to pay a variable, annual rental fee based on the age of the claim and must perform annual labor or make an annual payment in lieu of annual labor. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local property taxes. See “Item 1A. Risk Factors.—Third parties may dispute the Company’s unpatented mining claims, which could result in the discovery of defective titles and losses affecting Coeur’s business”.

Argentina

Minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing an exploration concession (“Cateo”), which gives exclusive prospecting rights for the requested area for a period of time, generally up to three years. The maximum size of each cateo is 10,000 hectares; a maximum of 20 cateos, or 200,000 hectares, can be held by a single entity (individual or company) in any one province.

The holder of a cateo has exclusive right to establish a discovery concession “(Manifestacion de Descubrimiento” or “MD”) on that cateo, but MDs can also be set without a cateo on any land not covered by someone else’s cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery — up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can later be upgraded to an exploitation concession (“Concesion de Explotacion or “Mina”), which gives the holder the right to begin commercial extraction of minerals.

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

Chile

In Chile, mineral rights are owned by the national government. Mineral concessions are granted by the court with jurisdiction over the land where the requested concession is located. For exploitation concessions (“Mensuras”), to maintain the concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $8.00 per hectare. For exploration concessions (“Pedimentos”), to maintain the right, the annual tax is approximately $1.60 per hectare. An exploration concession is valid for a five-year period. It may be renewed unless a third party claims the right to explore upon the property, in which event the exploration concession must be converted to an exploitation concession in order to maintain the rights to the concession. As of December 31, 2011, the Company held exploration concessions on two properties in Chile, totaling 8,918 square miles (4,664 hectares).

EMPLOYEES

The number of full-time employees at the Company as of December 31, 2011 was:

U.S. Corporate Staff and Office	52
Rochester Mine	224
Kensington Mine	248
South American Administrative Offices	23
South American Exploration	8
Martha Mine/Argentina(1)	116
San Bartolomé Mine/Bolivia(1)	328
Palmarejo Mine/Mexico	904

Total	1,903

(1)

The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at its Martha mine in Argentina and a labor agreement with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The Martha mine labor agreement is effective from June 12, 2006 to June 30, 2012. The San Bartolomé mine labor agreement, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2011, approximately 14.4% of the Company’s worldwide labor force was covered by collective bargaining agreements.

EXPLORATION STAGE MINING PROPERTIES

The Company, either directly or through wholly-owned subsidiaries, owns, leases and has interests in certain exploration-stage mining properties located in the United States, Chile, Argentina, Bolivia, Mexico and Tanzania. During 2012, the Company expects to invest approximately $40.0 million in exploration and reserve development compared to $26.3 million spent on similar activities in 2011.

BUSINESS STRATEGY

The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that will produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders.

SOURCES OF REVENUE

The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine, and Martha mine, each operated by the Company and the Endeavor mine, operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues in 2011. See the Financial Statements, Note 20 — Segment Reporting, under the heading “Geographical Information”, for revenues attributed to all foreign countries. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years, excluding discontinued operations:

	Coeur Percentage Ownership at December 31, 2011	Percentage of Total Revenues(2)(3) For The Years Ended December 31,
Mine/Company		2011	2010	2009	2008	2007
Palmarejo Mine	100%	50%	45%	30%	—%	—%
San Bartolomé Mine	100%	26	28	38	14	—
Kensington Mine	100%	15	4	—	—	—
Rochester Mine	100%	6	11	15	52	69
Martha Mine	100%	1	10	15	24	26
Endeavor Mine(1)	100%	2	2	2	10	5

		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver production. Other constituent metals are owned by a non-affiliated entity.

(2)	Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash.

(3)	Effective August 9, 2010, the Company sold its interest in the Cerro Bayo mine to Mandalay Resources Corporation.

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

“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note 20 — Segment Reporting. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

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

“Drilling”

Core drilling: process of obtaining cylindrical rock samples by means of an annular-shaped rock-cutting bits (diamond impregnated) rotated by a bore-hole drilling machine. The core samples are used for geological study and chemical analysis used in mineral exploration.

In-fill: is any method of drilling intervals between existing holes, used to provide greater geological detail and to help establish reserve estimates.

Reverse circulation: a method of drilling, often used in mineral exploration, that produces fragmented samples of rock collected by a rotary, percussion drilling machine.

“Exploration” is prospecting, sampling, mapping, drilling and other work involved in searching for ore.

“Gold” is a metallic element with minimum fineness of 999 parts per 1000 parts pure gold.

“Grade” is the amount of metal in each ton of ore, expressed as troy ounces per ton or grams per tonne for precious metals.

“g/t Ag” are grams of gold per metric ton (tonne) of rock. A tonne is equal to 1.1023 short tons, or 2,205 pounds.

“g/t Au” are grams of silver per metric ton (tonne) of rock. A tonne is equal to 1.1023 short tons, or 2,205 pounds.

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

“Mineralized Material” is gold and silver bearing material that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as ore reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless it can be economically and legally extracted at the time of reserve determination and it constitutes a proven or probable reserve (as defined below). In accordance with Securities and Exchange Commission guidelines, mineralized material reported in the Company’s Form 10-K does not include material that would be classified as inferred.

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

“Ore Reserve” or “Reserve” is that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Mining dilution and recovery, where appropriate, has been factored into the estimation of ore reserves.

“Probable (Indicated) Reserves” are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

“Proven (Measured) Reserves” are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling, and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth , and mineral content of reserves are well-established.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resources could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays and disputed mining claims (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the loss of any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

The Company maintains an internet website at http://www.coeur.com. Coeur makes available, free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”). Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance, and Environmental,

Health, Safety, and Social Responsibility Committees) and its Code of Business Conduct and Ethics for Directors, Officers and Employees, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are available at the Company’s website http://www.coeur.com. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors

The following sets forth certain risks and uncertainties that could adversely affect the Company’s business, financial condition or operating results. References to “Coeur,” in these risk factors refer to the Company. Additional risks and uncertainties that the Company does not presently know or that the Company currently deems immaterial also may impair its business operations.

The Company’s results of operations and cash flows are highly dependent upon the market prices of silver and gold, which are volatile and beyond its control.

Silver and gold are commodities, and their prices are volatile. During 2011, the price of silver ranged from a low of $26.77 per ounce to a high of $48.55 per ounce, and the price of gold ranged from a low of $1,319 per ounce to a high of $1,895 per ounce. The market prices of silver and gold on February 22, 2012 were $34.15 per ounce and $1,752 per ounce, respectively.

Silver and gold prices are affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Net inflows of investments into and out of ETFs have amplified the historical volatility of gold and silver prices.

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

A substantial decline in gold and silver prices could cause one or more of the Company’s mining properties to become unprofitable, which could require it to record write-downs of long-lived assets that would adversely affect the Company’s results of operations and financial condition.

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

A majority of the Company’s revenues are generated by operations outside the United States, and the Company is subject to significant risks inherent in resource extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control. These risks include the possible unilateral cancellation or forced re-negotiation of contracts; unfavorable changes in foreign laws and regulations; royalty and tax increases, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which Coeur’s operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

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

Problems also may arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which could result in the failure to achieve expected target dates for exploration, or could cause production activities to require greater capital expenditure to achieve expected recoveries.

Many of these production and operational risks are beyond the Company’s control. Delays in commencing successful mining activities at new or expanded mines, disruptions in production and low recovery rates could have adverse effects on results of operations, cash flows and financial condition.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company’s operating results and financial position may be negatively affected by inaccurate estimates.

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

The Company has in the past entered into, and may in the future enter into, arrangements under which it has agreed to make royalty or similar payments to lenders in amounts that are based on expected production and price levels for gold or silver. Coeur enters into such arrangements when it concludes that they provide the Company with necessary capital to develop a specific mining property on favorable terms. Royalty or similar payment obligations, however, can limit the Company’s ability to realize the full effects of rising gold or silver prices and require Coeur to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.

Coeur’s future operating performance may not generate cash flows sufficient to meet its debt payment obligations.

As of December 31, 2011, the Company had a total of approximately $380.0 million of outstanding indebtedness, which includes $231.5 million for future estimated gold production royalty payments due to Franco-Nevada Corporation and Capital lease obligations of $28.6 million. The liabilities associated with such royalty payments increase as the price of gold increases. Coeur’s ability to make scheduled debt payments on its outstanding indebtedness will depend on its future results of operations and cash flows. Coeur’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet its obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service its debt, the Company may need to further refinance its debt, dispose of assets or issue equity to obtain the necessary funds. The Company cannot predict whether it will be able to refinance its debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at its existing properties or by acquisition from other mining companies.

Because mines have limited lives based on proven and probable ore reserves, an important element of the Company’s business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. During 2011, Coeur successfully constructed a new leach pad at its Rochester mine and substantially completed development of its other major mining properties at Palmarejo, San Bartolomé, and Kensington. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon its success in further developing Coeur’s existing properties and developing or acquiring new mining properties. Both strategies are inherently risky, and the Company cannot assure that it would be able to successfully compete in either the development of its existing or new mining properties or acquisitions of additional mining properties.

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

The Company currently markets its silver and gold concentrates to third-party smelters and refineries in Mexico, Germany, China and Australia. The loss of any one smelter could have a material adverse effect on the Company if alternative smelters and refineries were unavailable. The Company cannot assure you that alternative smelters or refineries would be available if the need for them were to arise, or that the Company would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

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

U.S. surface and underground mines like the Kensington and Rochester mines are frequently inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, the Company has undergone inspections and received numerous citations and orders as a result of the inspections.

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

An environmental organization has brought an administrative appeal challenging the Bureau of Land Management’s approval of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. The Interior Board of Land Appeals is expected to rule on the appeal in 2012. The Company cannot predict the outcome of the appeal or what effect, if any, an adverse ruling may have on current operations. If an adverse ruling is issued, the Company may be required to update the permitting for the current operations at Rochester.

Coeur’s operations in Bolivia are subject to political risks.

The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. In connection with the 2009 constitution, the government of Bolivia announced a restructuring of the mining law. A commission was established in March 2011 to finalize the mining law updates and the commission’s evaluation remains ongoing. The Company has been assessing the potential effects of the proposed legislation on its Bolivian operations but any effects remain uncertain until the law is enacted. The law is expected to regulate taxation and royalties and to provide for contracting with the government rather than concession holding. The revised mining law is expected to be enacted in 2012. The Company cannot assure that its operations at the San Bartolomé mine will not be affected in the current political environment in Bolivia.

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. In March 2010, the San Bartolomé mine began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit, which was confirmed to be excluded from the October 2009 resolution, under an agreement with the Cooperative Reserva Fiscal. In December 2011, a further area in the deposit, known as Huacajchi Sur, was further confirmed to be open for mining as well. Other mining areas above the 4,400 meter level continue to be suspended. The mine plan adjustment may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the temporary suspension will remain in place. If the restriction is not lifted, the Company may need to write down the carrying value of the asset. It is also unknown if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

The Company’s business depends on good relations with its employees.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect the Company. As of December 31, 2011, unions represented approximately 14% of Coeur’s worldwide workforce. The Company has a collective bargaining agreement covering the Martha mine which expires on June 30, 2012. Additionally, the Company has a labor agreement at its San Bartolomé mine which became effective October 11, 2007, and does not have a fixed term.

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

Coeur Rochester is party to a legal action relating to a third party’s assertion of rights to unpatented mining claims at and near the Rochester property in Nevada. Coeur Rochester held 541 U.S. Federal unpatented claims through August 2011. On September 1, 2011, the Company inadvertently missed a claims fee payment to the U.S. Bureau of Land Management (“BLM”) and as a result the prior unpatented mining claims were forfeited. The Company re-staked 479 claims in early December 2011 and filed notices with Pershing County, Nevada and the BLM. The new claims cover the majority of the prior unpatented claim area. A third party asserts that it also staked and filed notices on the Company’s original unpatented mining claims. The Company believes it holds a superior property interest to the adverse staking party and filed a lawsuit to quiet title in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending. The Company believes there would be no effect on the current silver and gold reserves at Coeur Rochester assuming an adverse outcome. However, the Company does believe an adverse outcome would require it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership.

There may be challenges to the title of any of the claims comprising the Company’s mines that, if successful, could impair development and operations. A defect could result in the Company losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates.

The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock and may materially and adversely affect the price of its common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the Company’s existing shareholders’ equity ownership. The Company is authorized to issue, without shareholder approval, 10,000,000 shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of the Company’s common stock. Coeur’s Board of Directors has no present intention of issuing any preferred stock, but reserves the right to do so in the future and has reserved for issuance a series of preferred stock in connection with its shareholder rights plan. If the Company issues additional equity securities, the price of its common stock may be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties-

SILVER AND GOLD MINING PROPERTIES

The Company’s operating segments include Palmarejo (Mexico), San Bartolomé (Bolivia), Kensington (Alaska, USA), Rochester (Nevada, USA), Martha (Argentina), and Endeavor (New South Wales, Australia). See “Item 1A. Risk Factors,” related to Coeur’s operations in Bolivia and Note 20 — Segment Reporting, for information relating to its business segments and its domestic and export sales.

Mexico — Palmarejo

The Palmarejo surface and underground silver and gold mine, and associated milling operation, owned and operated by Coeur Mexicana, is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.

For the full year ended 2011, Palmarejo produced 9.0 million ounces of silver and 125,071 ounces of gold, compared to 5.9 million ounces of silver and 102,440 ounces of gold in 2010. Cash operating costs per ounce and total cash costs per ounce of silver for 2011 were both $(0.97). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.” Metal sales in 2011 from Palmarejo totaled $513.1 million, or 50% of the Company’s total metal sales, compared with $230.0 million, or 45% of the Company’s total metal sales in 2010. Sales of gold totaled $197.8 million and sales from silver were $315.3 million. Production costs in 2011 totaled $186.2 million while depreciation and depletion expense was $159.3 million. Total capital expenditures in 2011 were $37.0 million.

The Company’s property position at Palmarejo is large, consisting of contiguous mining concessions totaling 30,277 acres (12,158 hectares or 47.3 square miles) in size. Of the total concessions, 29 concessions consisting of 46.75 square miles (12,109 hectares) are owned 100% by Coeur Mexicana, formerly Planet Gold S.A. de C.V. (a wholly-owned subsidiary of the Company), and the remaining three concessions, representing 0.19 square miles (48.77 hectares) are partially owned (50 to 60%) by Coeur Mexicana. All of the Company’s ore reserves are located on concessions owned 100% by Coeur Mexicana. All concessions owned by Coeur Mexicana are valid until at least 2029. In addition to Palmarejo, the Company also controls 21,016 acres (8,505 hectares) of concessions at the Yécora exploration-stage property located in Sonora, on the border with the state of Chihuahua, and 17,717 acres (7,170 hectares) of concessions at the La Guitarra exploration-stage property in Chihuahua, south-east of Palmarejo.

All property and equipment are in good operating condition with no major maintenance expected. Power is supplied to the property by the local power utility as well as by generators. Water is supplied to the property by pipeline from the Chinipas River and also from recycled process water collected at site.

Commercial production commenced in April 2009. Recovery of gold has been consistent with the initial metallurgical testwork and feasibility study estimates and averaged 92.2% during 2011, up from 91.1% in 2010. The recovery of silver averaged 76.4% during 2011, which was below feasibility study estimates, but up from 69.8% in 2010. Although the Company will continue pursuing adjustments to the plant to increase silver recovery rates, as of December 31, 2011, it expects silver recoveries to average 78% for 2012. We hope to achieve further improvements going forward.

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

The gold and silver deposits at the Palmarejo mine, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the concessions which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to Palmarejo, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property which are currently under exploration by the Company.

The Company spent $13.2 million in the Palmarejo district in 2011 to discover new silver and gold mineralization and define new ore reserves. This program consisted of drilling 263,189 feet (80,220 meters) of core. The exploration budget for Palmarejo for 2012 is $16.6 million.

Year-end Proven and Probable Ore Reserves — Palmarejo Mine

	2011	2010	2009
	(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	4,916	4,649	7,277
Ounces of silver per ton	5.31	7.12	5.05
Contained ounces of silver (000’s)	26,091	33,096	37,121
Ounces of gold per ton	0.07	0.09	0.06
Contained ounces of gold	329,950	436,600	442,000
Probable
Short tons (000’s)	7,581	9,019	10,623
Ounces of silver per ton	4.05	4.29	5.03
Contained ounces of silver (000’s)	30,727	38,662	53,400
Ounces of gold per ton	0.05	0.05	0.06
Contained ounces of gold	358,170	433,600	660,000
Proven and Probable
Short tons (000’s)	12,497	13,668	17,900
Ounces of silver per ton	4.55	5.25	5.06
Contained ounces of silver (000’s)	56,818	71,758	90,521
Ounces of gold per ton	0.06	0.06	0.06
Contained ounces of gold	688,120	870,200	1,102,000

Year-end Mineralized Material — Palmarejo Mine

	2011	2010	2009
Short tons (000’s)	5,062	4,503	4,493
Ounces of silver per ton	3.36	3.70	3.48
Ounces of gold per ton	0.04	0.04	0.05

Operating Data

	2011	2010	2009
Production
Ore tons milled	1,723,056	1,835,408	1,065,508
Ore grade silver (oz./ton)	6.87	4.60	4.31
Ore grade gold (oz./ton)	0.08	0.06	0.06
Recovery silver(%)	76.4	69.8	66.3
Recovery gold(%)	92.2	91.1	88.2
Silver produced (oz.)	9,041,488	5,887,576	3,047,843
Gold produced (oz.)	125,071	102,440	54,740
Cost per Ounce
Cash operating costs	$(0.97)	$4.10	$9.80
Other cash costs(6)	—	—	—

Cash costs(7)	(0.97)	4.10	9.80
Non-cash costs	17.77	15.56	17.00

Total production costs	$16.80	$19.66	$26.80

(1)	Current ore reserves are effective as of December 31, 2011. Metal prices used in calculating proven and probable reserves were $23.00 per ounce of silver and $1,220 per ounce of gold.

(2)

The ore reserves are underground and open pit minable and include an allowance for mining dilution and recovery. For the underground-minable reserves, the dilution and mining recovery is incorporated into the detailed design of each stope for the Palmarejo mine; a 10% dilution at a grade of 0.62 g/t Au and 54 g/t Ag and 100% mining recovery was used for the Guadalupe deposit. For the open pit-minable reserves, the mining dilution and mining recovery was incorporated into a block diluted model for the Palmarejo mine. No open pit reserves are included for the Guadalupe deposit at this time.

(3)	Metallurgical recovery factors of 93% for gold and 63% to 80% for silver were used in estimations for ore reserves for Palmarejo and should be applied to the contained reserve ounces.

(4)	The ore reserves were prepared by W. Orr (Manager of Corporate Technical Services) and the Company’s technical staff with the assistance of an independent consulting firm.

(5)

For the Palmarejo mine the proven and probable reserves are defined as mineralized material above an economic cut-off grade demonstrating grade continuity delineated by exploration and definition drill holes with a nominal grid spacing of 15m to 45m, depending on resource area. Proven reserves is material at a distance of less than or equal to 15m from the nearest composite sample with a minimum of two drill holes used in the grade estimate. Probable reserves are defined by distance to the nearest composite sample of between 15m and 45m and a minimum of two drill holes used in the grade estimate. For the Guadalupe deposit the proven and probable reserves are defined as mineralized material above an economic cut-off grade demonstrating grade continuity delineated by at least two exploration drill holes within less than 65m of each other. Proven reserves were selected from resource areas with average drill hole spacing of 20m to less than 35m and a minimum of two drill holes used in the grade estimate. The current proven reserve blocks are at an average distance of 12m from the nearest composite sample (45 m maximum), have an average of 4 octants informed for the estimates and were informed by an average of 8 drill holes. Probable reserves were selected from resource areas with average drill hole spacing of 35m to less than 80m. Probable reserves were further defined by distance to the nearest composite sample of less than approximately 65m and a minimum of two drill holes used in the grade estimate. The current probable reserve blocks are at an average of 18m from the nearest drill hole (102 m maximum), have an average of 4 octants informed for the estimates and were informed by an average of 8 drill holes.

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

Silver production for 2011 was 7.5 million ounces compared to 6.7 million ounces in 2010. Cash operating costs per ounce for 2011 were $9.10 per ounce compared to $7.87 per ounce in 2010. Total cash costs per ounce (which includes production taxes and royalties) for 2011 were $10.64 per ounce compared to $8.67 per ounce in 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.” Metal sales in 2011 were $267.5 million, representing 26% of the Company’s total metal sales. One hundred percent of these sales were derived from silver. Production costs in 2011 totaled $79.7 million and depreciation and depletion expense was $22.4 million. Total capital expenditures in 2011 were $17.7 million.

Coeur acquired 100% of the equity in Manquiri from Asarco Incorporated (“ASARCO”) on September 9, 1999. Commercial construction activities commenced in 2004. Manquiri’s principal asset is the mining rights to the San Bartolomé mine. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. The prior owner did not conduct any mining or processing of the surface ores at San Bartolomé.

The Company completed feasibility studies in 2000 and 2004, which concluded that an open pit mine was potentially capable of producing approximately six million ounces of silver annually.

The property, plant and equipment are maintained in good working condition through a regular preventative maintenance program with periodic improvements as required. Power is supplied to the property by the local power utility. Water is supplied to the property by a public water source.

The Bolivian tax rate on most mining companies is 37.5%. However, mining companies that produce a doré product, as the San Bartolomé mine does, will receive a 5% credit based upon their specific operation. Thus, the tax rate for San Bartolomé is 32.5%.

The Company obtained political risk insurance policies from the Overseas Private Insurance Corporation (“OPIC”) and another private insurer and is self-insured for $23.3 million. The combined policies are in the amount of $155.0 million and cover Coeur up to the lesser of $131.8 million or 85.0% of any loss arising from expropriation, political violence or currency inconvertibility. The policy costs were capitalized during the development and construction phases and are now included as a cost of inventory produced over the term of the policies which expire in 2019 and 2024.

The silver mineralization at San Bartolomé is hosted in unconsolidated sediments (pallacos) and reworked sediments (sucus and troceras) and oxide stockpiles and dumps (desmontes) from past mining that occurred on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms and stockworks that occur in a northeast trending belt which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos, sucus, and troceras with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits which are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo and Santa Rita.

The mineral rights for the San Bartolomé mine are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. Manquiri controls 47.93 square kilometers (11,578 acres) of land at San Bartolomé around Cerro Rico under contracts and concessions and approximately 37.45 square kilometers (8.95 acres) of concessions at the Rio Blanco property, a gold exploration target south of Potosí. The San Bartolomé lease agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. The rate is a factor of 75% of the silver price between $4 and $8. The Company has additional mining rights known as the Plahipo project which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The Company incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $11.6 million and $5.4 million for the years ended 2011 and 2010, respectively.

On October 14, 2009, COMIBOL announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Company’s mine plan was adjusted and mining continued on the remainder of the property. In March 2010, the San Bartolomé mine began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit , which was confirmed to be excluded from the October 2009 resolution, under an agreement with the Cooperative Reserva Fiscal. In December 2011, a further area in the deposit known as Huacajchi Sur was further confirmed to be open for mining as well. Other mining areas above the 4,400 meter level continue to be suspended. Access to the Huacajchi deposit and its higher grade material is having beneficial effect on production and cost at the mine. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives.

In 2011, a new program of exploration trenching and sampling was performed at San Bartolomé. The trenches were dug to obtain samples to expand the ore reserves. This program, the first such exploration sampling since prior to commencement of production, cost an estimated $0.2 million. A similar program is planned for 2012 at an estimated cost of $0.4 million.

Year-end Proven and Probable Ore Reserves — San Bartolomé Mine

	2011	2010	2009
	(1, 2, 3, 4)
Proven
Short tons (000’s)	959	476	131
Ounces of silver per ton	3.01	3.62	3.29
Contained ounces of silver (000’s)	2,888	1,723	430
Probable
Short tons (000’s)	43,556	27,602	31,241
Ounces of silver per ton	2.64	3.81	3.83
Contained ounces of silver (000’s)	115,192	105,295	119,603
Proven and Probable
Short tons (000’s)	44,515	28,078	31,372
Ounces of silver per ton	2.65	3.81	3.83
Contained ounces of silver (000’s)	118,080	107,018	120,033

Year-end Mineralized Material — San Bartolomé Mine

	2011	2010	2009
Short tons (000’s)	21,264	36,953	37,087
Ounces of silver per ton	2.59	1.75	1.75

Operating Data

	2011	2010	2009
Production
Tons ore milled	1,567,269	1,504,779	1,518,671
Ore grade silver (oz./ton)	5.38	5.03	5.49
Recovery silver(%)	88.9	88.6	89.6
Silver produced (oz.)	7,501,367	6,708,775	7,469,222
Cost per Ounce of Silver
Cash operating costs	$9.10	$7.87	$7.80
Other cash costs(5)	1.54	0.80	2.68

Cash costs(6)	10.64	8.67	10.48
Non-cash costs	3.11	3.05	2.48

Total production costs	$13.75	$11.72	$12.96

(1)	Current ore reserves are effective as of December 31, 2011. The metal price used for current ore reserves was $23.00 per ounce of silver.

(2)

Ore reserves are open pit-minable and include a mining recovery such that 15 cm buffer of ore material above the bedrock was excluded from the reserve; this equates to a mining recovery of 99.0% Metallurgical recovery factors of 77% to 86% were used in estimations for ore reserves for San Bartolomé and should be applied to the contained reserve ounces.

(3)	Ore reserves were prepared by W. Orr (Manager of Corporate Technical Services) and the Company’s technical staff with the assistance of an independent consulting firm.

(4)

Proven and probable ore reserves are defined by surface drill holes, trenches, and pits (pozos) with an average spacing of no more than 230 feet (70 meters). Proven reserves are those reserves in stockpile as of December 31, 2011. The grade of ore reserve block is determined by the grade of proximal drill hole and/or pit composites and three-dimensional models of geologic controls. A minimum of 8 and maximum of 20 composite were used to classify proven and probable ore reserves and variable geostatistical estimation variances. Mineralized material is similarly classified.

(5)	Includes production taxes and royalties, if applicable.

(6)

Costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

USA — Alaska-Kensington Mine

The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Kensington mine commenced commercial production on July 3, 2010. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate which is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the project is by either a combination of road vehicles, boat, helicopter, float plane, or by boat direct from Juneau.

Production during the mine’s first full year of operation in 2011 was 88,420 ounces of gold. Metal sales in 2011 at Kensington were $151.2 million, or 15% of total sales. Production costs were $101.7 million and depreciation and depletion expense was $35.8 million. The Company’s capital expenditures at the Kensington mine totaled approximately $34.0 million in 2011.

In December of 2011, Kensington entered a six month period where processing levels will be reduced by 50% to approximately 700 tons per day. This is intended to allow the mine to implement and complete several key initiatives, including:

•	Accelerated underground development, resulting in more working faces and greater operational flexibility

•	Aggressive in-fill drilling program to better define the high-grade ore zones and convert existing resources into proven and probable reserves

•	Completion and commissioning of the underground paste backfill plant and related distribution system, providing access to stopes located in previously mined areas

•	Upgrading and completing construction of several underground and surface facilites

•	Improving overall safety of the operation

Coeur Alaska, Inc., (“Coeur Alaska”), a wholly-owned subsidiary of the Company, controls two contiguous land groups: the Kensington and Jualin properties. The Kensington property consists of 51 private patented lode and mill-site claims covering approximately 766 acres, 294 federal unpatented lode claims covering approximately 3,127 acres, and eight State of Alaska mining claims covering approximately 95 acres. The Company controls the Jualin Property, under a lease agreement with Hyak Mining Company, through the cessation of mining, so long as the Company makes timely payments pursuant to the lease agreement. The Jualin Property consists of 23 patented lode and mill-site claims covering approximately 383.6 acres, 438 federal unpatented lode claims and one unpatented mill-site claim covering approximately 7,911 acres, and 17 State of Alaska mining claims covering approximately 110 acres. The federal and state claims, as well as the private patented lode and mill-site claims, provide Coeur with the necessary rights to mine and process ore from Kensington. All of the Company’s Alaska ore reserves are located within the patented claims. The unpatented claims and mill site are maintained via annual filings and fees to the U.S. Bureau of Land Management (BLM), which acts as administrator of the claims. State claims are maintained via filings and fees to Alaska Department of Natural Resources — Juneau Recorder’s Office. Real property taxes to the State of Alaska are paid yearly for the patented claims. Lease payments are paid annually and all leases are in good standing.

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

The Kensington ore deposit consists of multiple gold bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in Cretaceous-aged Jualin diorite. Gold occurs as native grains in quartz veins and is associated with pyrite and various gold-telluride-minerals associated with the pyrite mineralization.

The Company spent $1.4 million on exploration at Kensington in 2011, completing 20,127 feet (6,135 meters) of core drilling during the year and plans to spend $4.3 million on exploration in 2012.

Year-end Proven and Probable Ore Reserves — Kensington Mine

	2011	2009	2008
	(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	1,164	319	199
Ounces of gold per ton	0.28	0.45	0.38
Contained ounces of gold (000’s)	326	145	76
Probable
Short tons (000’s)	4,842	5,618	5,301
Ounces of gold per ton	0.21	0.23	0.26
Contained ounces of gold (000’s)	1,014	1,265	1,402
Proven and Probable
Short tons (000’s)	6,006	5,937	5,500
Ounces of gold per ton	0.22	0.24	0.27
Contained ounces of gold (000’s)	1,340	1,410	1,478

Year-end Mineralized Material — Kensington Mine

	2011	2010	2009
Short tons (000’s)	3,039	2,504	2,724
Ounces of gold per ton	0.19	0.19	0.18

Operating Data

	2011	2010	2009
Production
Ore tons milled	415,340	174,028	—
Ore grade gold (oz./ton)	0.23	0.28	—
Recovery gold(%)	92.7	89.9	—
Gold produced (oz.)	88,420	43,143	—
Cost per Ounce
Cash operating costs	$1,088.37	$988.63	$—
Other cash costs(6)	—	—	—

Cash costs(7)	1,088.37	988.63	—
Non-cash costs	405.54	405.32	—

Total production costs	$1,493.91	$1,393.95	$—

(1)	Current ore reserves are effective as of December 31, 2011. Metal price used in calculating proven and probable reserves was $1,220 per ounce of gold.

(2)

The ore reserves are underground minable and include factors for mining dilution and recovery. A factor of approximately 10% additional tonnage at 0.063 ounces per ton of dilution was included. An average 94% mining recovery was included.

(3)	Metallurgical recovery factor of 92.8% should be applied to the contained gold reserve ounces.

(4)

The ore reserves were estimated by J. Barry (Mine Engineer) of the Company’s technical staff with the assistance of an independent consultant. Independent consultant groups have performed independent reviews of the Company’s resource estimate model used to prepare the ore reserve estimates.

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

Production at the Rochester mine in 2011 was approximately 1.4 million ounces of silver and 6,276 ounces of gold, compared to approximately 2.0 million ounces of silver and 9,641 ounces of gold in 2010. Production was lower due to decreased ounces recovered from the ore on the previously existing leach pad. Cash operating costs per ounce of silver increased to $22.97 per ounce in 2011, compared to $2.93 per ounce in 2010. Total cash costs per ounce of silver (which includes production taxes and royalties) were $24.82 per ounce in 2011 compared to $3.78 per ounce in 2010. This increase was primarily due to the decrease in ore produced from the current leach pad, combined with the expensing of a significant portion of the costs associated with the construction of a new leach pad, which was completed in November of 2011. Rochester’s total metal sales in 2011 totaled $57.3 million, or approximately 6% of the Company’s total metal sales. Approximately 84% of Rochester’s metal sales were derived from silver, while 16% were derived from gold. Production costs totaled $28.3 million in 2011 and depreciation and depletion expenses were $0.5 million, compared to $24.8 million and $1.9 million in 2010. The Company’s capital expenditures at the Rochester mine totaled approximately $27.2 million in 2011 and $2.3 million in 2010. The Company plans capital expenditures at the Rochester mine of $9.5 million in 2012, primarily for infrastructure.

Coeur Rochester held 541 U.S. Federal unpatented claims, of which 53 were under lease agreements, and 23 patented claims, totaling approximately 8,600 acres up through August of 2011. On September 1, 2011, the Company inadvertently missed a claims fee payment to the U.S. Bureau of Land Management (BLM) and as a result the prior unpatented mining claims were forfeited. The Company re-staked the claims in early December 2011 and filed notices with Pershing County, Nevada and the BLM. The new claims total 479 and cover the majority of the prior unpatented claim area. However, a substantial portion of these claims are the subject of a legal dispute stemming from competing asserted interests in the claims. A third party asserts that it also staked and filed notices on the Company’s original unpatented mining claims. The Company believes it holds a superior property interest to the adverse staking party and filed a lawsuit to quiet title in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending. The Company believes there would be no impact to the current silver and gold reserves at Coeur Rochester assuming an adverse outcome. However, the Company does believe an adverse outcome would cause it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome. See Note 21 — Litigation and Other Events for information relating to the unpatented mining claims dispute at Rochester.

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

Gold and silver are recovered by heap leaching of crushed open-pit ore placed on pads located east of the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of between 59.0% and 63.0% for silver, depending on the ore being leached, and 93.0% for gold. See Note 3 — Summary of Significant Accounting Policies to our financial statements included herein, for further discussion.

The Company commenced studies to investigate the potential to recommence mining and leaching of new material in 2008 and completed feasibility studies in 2009 and 2010 demonstrating the viability of an expansion of mining and leaching operations at its Rochester mine through 2017. The Company prepared an Amended Plan of Operations for resumption of mining within the existing and permitted Rochester pit and construction of an additional heap leach pad, all within the currently permitted mine boundary. The Bureau of Land Management (BLM) deemed this plan complete in August 2009 under federal regulations and initiated the National Environmental Policy Act process. The BLM issued a positive Decision Record (DR) for the mine to extend silver and gold mining operations by several years with new production ounces being recovered in the fourth quarter of 2011.

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

The Company is obligated to pay a net smelter royalty interest to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $23.02 per ounce indexed for inflation up to a maximum rate of 5%. Royalty expense was $2.2 million, $0.2 and nil for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011, exploration expenditures of $2.2 million funded 74,215 feet (22,621 meters) of angled reverse circulation and core drilling. The 2012 budget for exploration is $4.4 million.

Year-end Proven and Probable Ore Reserves — Rochester Mine

	2011	2010	2009
	(1, 2, 3, 4, 5, 6)
Proven
Short tons (000’s)	31,532	35,959	31,821
Ounces of silver per ton	0.59	0.54	0.58
Contained ounces of silver (000’s)	18,681	19,499	18,361
Ounces of gold per ton	0.006	0.005	0.006
Contained ounces of gold	178,800	196,100	185,000
Probable
Short tons (000’s)	15,747	12,312	10,596
Ounces of silver per ton	0.69	0.65	0.71
Contained ounces of silver (000’s)	10,892	8,057	7,523
Ounces of gold per ton	0.004	0.004	0.005
Contained ounces of gold	68,200	51,300	48,000
Proven and Probable
Short tons (000’s)	47,279	48,271	42,417
Ounces of silver per ton	0.63	0.57	0.61
Contained ounces of silver (000’s)	29,573	27,556	25,884
Ounces of gold per ton	0.005	0.005	0.005
Contained ounces of gold	247,000	247,400	233,000

Year-end Mineralized Material — Rochester Mine

	2011	2010	2009
Short tons (000’s)	251,472	215,603	104,783
Ounces of silver per ton	0.45	0.44	0.52
Ounces of gold per ton	0.003	0.003	0.004

Operating Data

	2011	2010	2009
Production
Tons ore mined	2,028,889	—	—
Tons ore crushed	1,782,971	—	—
Ore grade silver (oz./ton)	0.47	—	—
Ore grade gold (oz./ton)	0.005	—	—
Recovery/Ag oz(%)	165.1	—	—
Recovery/Au oz(%)	75.6	—	—
Silver produced (oz.)	1,392,433	2,023,423	2,181,788
Gold produced (oz.)	6,276	9,641	12,663
Cost per Ounce
Operating cash costs	$22.97	$2.93	$1.95
Other cash costs(7)	1.85	0.85	0.63

Cash costs(8)	24.82	3.78	2.58
Non-cash costs	2.39	1.04	0.93

Total production costs	$27.21	$4.82	$3.51

(1)	Current ore reserves are open-pit minable effective as of December 31, 2011. Metal prices used in calculating proven and probable reserves were $23.00 per ounce of silver and $1,220 per ounce of gold.

(2)	No factors for mining dilution or recovery are applied to open-pit ore reserves.

(3)

Metallurgical recovery for oxide ore were 61% for silver and 92% for gold. Approximately .08 million tons (3.8%) of sulfide bearing ore is included in the total ore reserves at lower metallurgical recovery rates. However, ultimate recoveries will not be known until leaching operations cease. Current recovery may vary significantly from ultimate recovery, calculated based on the ounces recovered as a percent of the ounces placed on the pad. The ore reserves were estimated by C. Kiel (Superintendent of Rochester Technical Services) and the Company’s technical staff. An independent consulting group reviewed engineering studies and a consulting firm modeled results from drilling and updated estimates of mineralized material.

(4)

Ore reserves are defined by drilling on a grid of 100 feet by 200 feet, or closer, and include open pit mine production sampling to assist with determination of gold and silver grades. The grade is defined by the number of proximal drill-hole composited assay values and three-dimensional geologic controls. The number of drill samples used in estimation of grades must be at least 4 with a maximum search distance of 150 feet at Rochester and 120 feet at Nevada Packard. Mineralized material is similarly classified.

(5)	Mining and crushing operations temporarily terminated in August 2007 and resumed in 2011.

(6)	Includes production taxes and royalties, if applicable.

(7)

Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(8)

Current ore reserves were calculated entirely within Coeur Rochester’s patented and undisputed claims. The Company believes there would be no impact to current silver and gold reserves at Coeur Rochester assuming an adverse legal outcome to the ongoing claim dispute.

(9)

Current mineralized material estimates were calculated from within both disputed and undisputed claims. While the Company believes it holds a superior position in the ongoing claim dispute, the Company believes an adverse legal outcome would cause it to modify mineralized material estimates.

Argentina — Martha Mine

The Martha underground silver and gold mine, and associated milling operation, owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, is located in the Santa Cruz Province of southern Argentina. Access to the property is provided by all-weather gravel roads leading 30 miles northeast of the town of Gobernador Gregores.

Production at the Martha mine in 2011 was approximately 0.5 million ounces of silver and 615 ounces of gold compared to 1.6 million ounces of silver and 1,838 ounces of gold in 2010. The 66.4% decrease in silver production was primarily due to a decrease in ore grade in 2011. Cash operating costs per ounce for 2011 were $32.79 per ounce compared to $13.16 per ounce in 2010. Total cash costs per ounce of silver (which includes production taxes and royalties) were $34.08 in 2011 compared to $14.14 in 2010. The increase in total cash costs per ounce was attributed to the decrease in silver production as compared to 2010. Metal sales in 2011 totaled $13.3 million at Martha. Approximately 95% of these metal sales were derived from silver, with the balance coming from gold. Production costs totaled $15.5 million and depreciation and depletion expenses were $0.6 million, compared with $27.0 million and $8.5 million in 2010. Total capital expenditures at the Martha mine in 2011 were $3.4 million.

The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L. Mineral rights owned by Coeur Argentina S.R.L. in the Santa Cruz Province (excluding Joaquin) total 166 square miles (43,214 hectares) of exploration concessions (“cateos”), 275 square miles (71,281 hectares) of discovery concessions (“manifestaciones de descubrimiento”), and 3.0 square miles (774 hectares) of exploitation concessions (“concesiones de exploitacion”). Martha is centered on the exploitation concessions, which fully cover the area of the mine infrastructure and the ore reserves reported herein. Concessions do not have an expiration date, subject only to required annual fees. Surface rights covering the Martha deposit are controlled by the 137.8 square mile (35,705-hectare) Cerro Primero de Abril Estancia which is owned by Coeur Argentina S.R.L. Included on the estancia is a 60-person camp, mine and exploration offices, and assay laboratory.

The Company acquired the property in 2002 and is obligated to pay a 2.0% net smelter royalty on silver and gold production to Royal Gold Corporation. In addition, the Company is subject to a 3.0% net proceeds royalty payable to the Province of Santa Cruz. The Company incurred royalty expense totaling $0.7 million, $1.5 million and $1.8 million for the years ended 2011, 2010, and 2009, respectively.

The Company operates a 240 tonne per day flotation mill at the site, which produces a flotation concentrate that is shipped to a third-party smelter located in Mexico. The property and equipment are maintained in good working condition through a regular preventive maintenance program with periodic improvements as required. Power is provided by Company-owned diesel generators.

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

During 2011, the Company spent $0.3 million to test extensions of the Martha, Marthe Norte, Betty, and Wendy ore-bearing structures with drilling of 12,605 feet (3,824 meters) of new core drilling. The 2012 budget for exploration at Martha is $0.5 million.

Year-end Proven and Probable Ore Reserves — Martha Mine

	2011	2010	2009
	(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	—	—	—
Ounces of silver per ton	—	—	—
Contained ounces of silver (000’s)	—	—	—
Ounces of gold per ton	—	—	—
Contained ounces of gold	—	—	—
Probable
Short tons (000’s)	53	45	38
Ounces of silver per ton	12.79	18.61	33.14
Contained ounces of silver (000’s)	671	828	1,249
Ounces of gold per ton	0.01	0.02	0.04
Contained ounces of gold	580	1,089	1,400
Proven and Probable
Short tons (000’s)	53	45	38
Ounces of silver per ton	12.79	18.61	33.14
Contained ounces of silver (000’s)	671	828	1,249
Ounces of gold per ton	0.01	0.02	0.04
Contained ounces of gold	580	1,089	1,400

Year-end Mineralized Material — Martha Mine

	2011	2010	2009
Short tons (000’s)	35	39	29
Ounces of silver per ton	12.15	14.02	59.54
Ounces of gold per ton	0.01	0.01	0.05

Operating Data

	2011	2010	2009
Production
Tons ore milled	101,167	56,401	109,974
Ore grade silver (oz./ton)	6.29	31.63	36.03
Ore grade gold (oz./ton)	0.01	0.04	0.05
Recovery silver (%)	83.2	88.3	93.6
Recovery gold (%)	74.0	84.1	87.6
Silver produced (oz.)	529,602	1,575,827	3,707,544
Gold produced (oz.)	615	1,838	4,709
Cost per Ounce
Cash operating costs	$32.79	$13.16	$6.19
Other cash costs(6)	1.29	0.98	0.49

Cash costs(7)	34.08	14.14	6.68
Non-cash costs	2.11	5.88	1.94

Total production costs	$36.19	$20.02	$8.62

(1)	Current ore reserves are effective as of December 31, 2011. Metal prices used for current ore reserves were $24.00 per ounce of silver and $1,250 per ounce of gold.

(2)

Ore reserves are mostly underground minable with minor additions from small open pits. Underground reserves include a variable dilution, at zero grade, added to vein true widths. Underground mining recovery is 70-95%. Open pit reserves have variable dilution ranging from 16% to 20% at zero grade and a mining recovery of 85%.

(3)	Metallurgical recovery factors of 85% for silver and 88% for gold should be applied to the contained silver and gold reserve ounces.

(4)	Ore reserves were prepared by O. Orosco (Mine Manager for the Martha mine) and the Company’s technical staff.

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

Production at the Endeavor mine in 2011 was 613,361 ounces of silver compared to 566,134 ounces of silver in 2010. The increase in silver production was due to a 13.8% increase in tons milled and was partially offset by a 6.7% decrease in ore grades as compared to 2010. Cash operating costs and total cash costs per ounce of silver produced were $18.87 in 2011 compared to $10.15 in 2010. This increase was due primarily to the price participation component of the transaction and increased refining costs due to silver deduction retained by the refiner.

Metal sales at the Endeavor mine in 2011 were $18.7 million, all of which was derived from silver. Production costs totaled $8.6 million and depreciation and depletion costs were $3.1 million. The Company incurred no capital expenditures at the Endeavor mine in 2011.

The ore reserves at Endeavor are covered by five consolidated mining leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), which in turn is a wholly owned subsidiary of Toho Zinc Co. Ltd., a company listed on the Tokyo Stock Exchange. The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027.

The Endeavor mine has been in production since 1983 and is owned and operated by CBH. On May 23, 2005, CDE Australia Pty. Ltd., a wholly-owned subsidiary of Coeur (“CDE Australia”), acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine, which is owned and operated by CBH, for $44.0 million including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interests acquired and is being amortized using the units of production method. The Company is not required to contribute to ongoing capital costs at the mine.

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

The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Silver recovery averaged approximately 45.0% in 2011 and 44.3% in 2010. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition by CBH through a regular preventive maintenance program with periodic improvements as required.

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

CBH conducts exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year ended June 30, 2011, which is the fiscal year used by the operator (CBH), the exploration expenditure at the mine was $0.5 million (0.5 AUD). Budgeted exploration for 2012 is approximately $3.4 million (3.2 AUD).

Year-end Proven and Probable Ore Reserves — Endeavor Mine

	2011	2010	2009
	(1, 2, 3, 4)
Proven
Short tons (000’s)	2,635	3,472	1,984
Ounces of silver per ton	1.39	1.87	1.93
Contained ounces of silver (000’s)	3,674	6,482	3,820
Probable
Short tons (000’s)	2,998	3,605	6,393
Ounces of silver per ton	2.50	3.73	3.15
Contained ounces of silver (000’s)	7,501	13,457	20,139
Proven and Probable
Short tons (000’s)	5,633	7,077	8,377
Ounces of silver per ton	1.98	2.82	2.86
Contained ounces of silver (000’s)	11,175	19,939	23,959

Year-end Mineralized Material — Endeavor Mine

	2011	2010	2009
Short tons (000’s)	11,047	16,535	20,205
Ounces of silver per ton	2.64	1.82	1.77

Operating Data (Coeur’s Share)

	2011	2010	2009
Production
Tons ore milled	743,936	653,550	552,799
Ore grade silver (oz./ton)	1.83	1.96	1.67
Recovery silver(%)	45.0	44.3	49.9
Silver produced (oz.)	613,361	566,134	461,800
Cost per Ounce of Silver
Operating cash costs	$18.87	$10.15	$6.80
Other cash costs(5)	—	—	—

Cash costs(6)	18.87	10.15	6.80
Non-cash costs	5.13	3.51	2.75

Total production costs	$24.00	$13.66	$9.55

(1)

Ore reserves are effective as of June 30, 2011, which is the end of the most recent fiscal year of the operator, CBH Resources Ltd. These totals do not include additions or depletions through December 31, 2011. Ore reserves were estimated with a cutoff grade of 7.0% combined lead and zinc. Metal prices used were $2,200 per metric ton of zinc, $2,200 per metric ton of lead, and $25.00 per ounce of silver.

(2)

The ore reserves are underground and open pit minable. Dilution factors, ranging from 5% to 25%, and mining recovery factors, ranging from 40% to 95%, were applied to in-situ reserves depending on the type of planned mining extraction.

(3)	Metallurgical recovery factor of 45% should be applied to the silver reserve ounces.

(4)

The ore reserves were prepared by the staff of the mine operator and reviewed by the staff of the Company’s Technical Services Department. Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 25 meters and for probable reserves it is 40 meters. A minimum of 5 drill hole samples from at least 2 drill holes are used in estimation of ore reserve grades. Mineralized material is similarly classified.

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

Discontinued Operations

Australia — New South Wales — Broken Hill Mine

Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in silver contained at the Broken Hill mine for $55.0 million in cash. As a result of this transaction, the Company realized a gain on the sale in the third quarter of 2009 of approximately $25.5 million, net of income taxes. Coeur originally purchased this interest from Perilya Broken Hill Ltd. in September 2005 for $36.9 million. This transaction closed on July 30, 2009. Results for the Broken Hill mine are included in Note 6 — Discontinued Operations.

Operating Data (Coeur’s share)

2009(3)
Production
Tons ore milled	827,766
Ore grade silver (oz./ton)	1.44
Recovery(%)	70.6
Silver produced (oz.)	842,751
Cost per Ounce of Silver
Operating cash costs	$3.40
Other cash costs(1)	—

Cash costs(2)	3.40
Non-cash costs	1.86

Total production costs	$5.26

(1)	Includes production taxes.

(2)

Cash costs per ounce of silver represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(3)	Broken Hill was sold in July 2009 therefore production totals represent a partial year.

Chile — Cerro Bayo Mine

In August 2010, the Company sold its subsidiary Compañía Minera Cerro Bayo Ltda. (“Minera Cerro Bayo”), which controlled the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. The Company realized a loss on the sale of approximately $2.1 million, net of income taxes. Results for the Cerro Bayo mine are included in Note 6 — Discontinued Operations.

Year-end Proven and Probable Ore Reserves — Cerro Bayo Mine

2009
(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	41
Ounces of silver per ton	8.32
Contained ounces of silver (000’s)	345
Ounces of gold per ton	0.05
Contained ounces of gold	2,000
Probable
Short tons (000’s)	734
Ounces of silver per ton	9.86
Contained ounces of silver (000’s)	7,242
Ounces of gold per ton	0.08
Contained ounces of gold	55,000
Proven and Probable
Short tons (000’s)	775
Ounces of silver per ton	9.78
Contained ounces of silver (000’s)	7,587
Ounces of gold per ton	0.07
Contained ounces of gold	57,000

Year-end Mineralized Material — Cerro Bayo Mine

2009
Short tons (000’s)	769
Ounces of silver per ton	10.36
Ounces of gold per ton	0.15

(1)	Ore reserves are effective as of December 31, 2009. Metal prices used to calculate proven and probable reserves were $14.50 per ounce of silver and $850 per ounce of gold.

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

(5)

Proven and probable reserves are defined by geostatistical methods within manual boundaries based on grade thickness contouring. For proven reserves: An area demonstrating grade continuity defined by two or more bounding horizontal levels of drill holes or channel samples spaced vertically no more than about 12.5 meters containing horizontally spaced samples less than 5 meters apart — the key feature being confirmation on two levels. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than about 35 meters. Mineralized material is similarly classified.

Condition of Physical Assets and Insurance

The Company business is capital intensive, requiring ongoing capital investment for the replacement, modernization, or expansion of equipment and facilities. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” below.

The Company maintains insurance policies against property loss and business interruption and insures against risks that are typical in the operation of its business, in amounts the Company believes to be reasonable . Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with connection with a particular event. See “Item 1A. Risk Factors.”

NON PRODUCING AND DEVELOPMENT PROPERTIES

Joaquin Project — Argentina: The Joaquin silver and gold development project is located in the Santa Cruz province of southern Argentina approximately 43 miles (70kms) north of the Company’s Martha mine. The property is accessed by all weather dirt roads, leading north-northeast from the town of Gobernador Gregores.

The Joaquin property encompasses over 70,819 acres (28,459 hectares) of exploration concessions. 46,114 acres (18,460 hectares) are held by Mirasol Resources Ltd., the Company’s joint venture partner, and 24,705 acres (9,999 hectares) are held by Coeur Argentina.

In November 2006, the Company entered into an exploration and joint venture agreement with Mirasol Resources Ltd., for two properties termed Joaquin and Sascha (under terms of the agreement, the Company terminated its option interest in Sascha). In November 2007, the Company commenced exploration on the Joaquin property. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin — La Negra and La Morocha — and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of a feasibility study. The Company currently has a 51% participating and managing equity interest in the Joaquin property based on the agreement. Upon completion of a feasibility study, the Company will have earned an additional 10% participating and management interest in the property, bringing its total to 61%. The Company has further rights to increase its participating interest in the property to 71% subject to other conditions in the agreement.

The geology of the Joaquin property consists dominantly of various volcanic rocks of the Jurassic-aged Chon Aike Formation, the host to most of the precious metal deposits discovered to-date in the Santa Cruz province, with lesser amounts of intrusive rocks associated with the Chon Aike Formation. Collectively, the volcanic and intrusive rock units form a prominent geologic domain in the province termed the Deseado Massif. Silver and Gold mineralization at Joaquin occurs in epithermal veins, breccia, stockwork veinlets and mantos within the favorable units of the Chon Aike Formation. Occurrences of lead and zinc mineralization have also been discovered. Locally, the rocks of the Deseado Massif are covered by Tertiary-aged basalt and younger unconsolidated sediments, that post-date silver and gold mineralization.

Year-end Mineralized Material — Joaquin Development Property

	2011	2010	2009
	(1,2,3,4)
Short tons (000’s)	4,050	—	—
Ounces of silver per ton	2.48	—	—

(1)

Mineralized material is effective as of May 2011. Metal prices used to calculate mineralized material were $1,300 per ounce of gold and $20.00 per ounce of silver. Tons are shown reflecting the Company’s current 51% managing equity interest in the Joaquin property.

(2)	Mineralized material was estimated with surface mine parameters and initial metallurgical test results.

(3)	Mineralized material estimates were prepared by a consulting engineering group from Santiago, Chile and supervised by A. Cruzat and C. Romo of the Company’s exploration staff.

(4)

Mineralized material was estimated using 3-dimensional geologic modeling and geostatistical evaluation of the exploration drill data. Blocks must be influenced by at least two different drill holes within a distance corresponding to 100% of the variogram range of each deposit.

EXPLORATION AND DEVELOPMENT ACTIVITY

Exploration and reserve development expenditures of $26.3 million, $18.0 million and $15.8 million were incurred by the Company in 2011, 2010 and 2009, respectively.

The main components of the 2011 program included:

•	Surface drilling to extend the strike length, and define the Guadalupe and La Patria deposits in the Palmarejo district and initial testing of several new targets in the district.

•

Drilling to define and expand known mineralized zones in and around the current Palmarejo surface and underground mine. The program was focused on the Tucson-Chapotillo zones with surface drilling and on the Rosario and 76 zones with underground drilling.

•

Surface drilling to expand the La Negra and La Morocha deposits in the Santa Cruz province of southern Argentina and exploration on the Joaquin property. Exploration drilling at the Martha mine and on the Satélite and Tornado in Argentina was also conducted.

•	Underground drilling to expand and define mineralization in the Raven Vein at Kensington.

•	Surface drilling to test extensions of the main north-northeast mineralized trends from Nevada Packard and Packard deposits within the greater Rochester property.

•

New surface trenching and sampling at San Bartolomé in Bolivia designed to expand and increase the confidence in ore reserves and mineralized material; the first systematic new sampling to be conducted since 2004.

Coeur plans to spend $39.9 million in exploration during 2012 with approximately 84% of the budget earmarked for expansion of ore reserves and mineralized material at or near its existing operations at San Bartolomé (Bolivia), Martha (Argentina), Palmarejo (Mexico), Kensington (Alaska), Rochester (Nevada), and on its large exploration land holdings in Santa Cruz, Argentina, which include the Joaquin property.

Mexico

Exploration in Mexico was focused primarily in the Palmarejo district in the state of Chihuahua. A total of $13.2 million was spent in 2011 on mapping, sampling, drill target generation and drilling to find and define new silver and gold mineralization. A total of 263,189 feet (80,220 meters) was completed in the large Palmarejo district, the majority of which consisted of 141,598 feet (43,159 meters) of surface and underground drilling completed around the current Palmarejo surface and underground mine. The remainder was devoted to the Guadalupe and La Patria deposit areas and other new targets in the Palmarejo district. The budget for 2012 for exploration in Mexico is similar to 2011 at $16.6 million of which over 95% is to be allocated to the Palmarejo district. A new program of exploration is planned to identify and acquire prospective new properties in other parts of Mexico.

In 2010 the company agreed to sell its interest in 8 mining concessions at the El Realito property, which is located about 30 kilometers south of the Palmarejo mill facilities, for a total of $0.5 million and a graduated net smelter return royalty. Periodic payments totaling $0.2 million, have been made through December 31, 2011. In 2011, the Company acquired from Azteca Gold Corporation the Guerra al Tirano concessions, located in the south-southeast portion of the Palmarejo District, for a total cash cost of $1.2 million. The seller retains a 2% net smelter return royalty of which 1.5% (75%) can be purchased by the Company. Guerra al Tirano occurs on one of the many regional-scale northwest-trending mineralized structures that transect the Palmarejo district.

USA — Kensington

Exploration in 2011 consisted of drilling 20,127 feet (6,135 meters), at Kensington. The majority of this work was devoted to the Raven vein, with other drilling conducted on the Kimberly, Comet, and Kensington South targets. Raven is a shear-hosted , gold -in-quartz vein zone, which is parallel to and approximately 2,000 feet (600 meters) west of the main Kensington mine area. The Company plans for an additional drilling program in 2012 on Raven and other targets with a budget of $4.3 million.

USA — Rochester

The Company conducted a drilling program at the Nevada Packard and Rochester areas in 2011. This program, amounting to 74,215 feet (22,621 meters) of angled, reverse circulation and core drill holes, was focused on testing northern extensions of the main mineralized trends in the Nevada Packard and Rochester deposits. The Company has allocated $4.4 million for exploration in 2012 at the greater Rochester property.

Chile — Other Properties

The 2012 exploration budget for Chile is expected to be $1.1 million, consisting of identification and evaluation of potential new mining properties, supervision of exploration within Argentina and Chile, and the first phase of exploration on the Company’s various exploration-stage properties in Chile.

In 2010 the Company agreed to sell its wholly-owned Puchuldiza gold property in northern Chile for a total of $1.5 million cash, 500,000 shares of Southern Legacy Inc., and a 1.5% net smelter return royalty on future mineral production with a cap of $5.0 million. As of December 31, 2011, all cash payments had been made to the Company.

Argentina — Martha Mine

In 2011, the Company’s exploration efforts at the Martha Mine consisted of 17,598 feet (5,364 meters) of core drilling in several locations around the mine and at the Company’s Wendy target east-south of the mine.

Argentina — Other Properties

The Company also continued exploration in other parts of the Santa Cruz Province. Activities focused on the Joaquin, Tornado and Satélite properties. A total of 37,237 feet of drilling (11,350 meters) was completed on these three areas.

Drilling at Joaquin during 2011 continued to return encouraging results on two targets: La Negra and La Morocha. Joaquin is located about 43 miles (70 kilometers) north of the Martha mine. Additional exploratory and definition drilling will continue in 2012 on this property. In 2010, the Company met its obligations, under its agreement with Mirasol Resources Ltd., to earn an initial 51% participating and managing equity interest in the 70,323 acre (109 square miles or 28,459 hectare) property. In 2011, the Company elected to proceed to increase its participating and managing equity interest to 61% by completing, at its sole cost, a feasibility study and the Company has a further option to increase its participating and managing equity interest to 71% subject to certain terms in its joint venture agreement with Mirasol.

The Company has budgeted $9.6 million for exploration during 2012 in Argentina, $5.8 million is devoted to Joaquin.

Bolivia — San Bartolomé

The Company has budgeted $0.4 million for follow-up trenching and sampling around San Bartolomé and for land holding costs. Samples from the planned program will be analyzed for both silver and tin.

Africa, Tanzania

During 2011 the company continued to wind-down its activities in Tanzania.

Item 3.	Legal Proceedings.

For a discussion of legal proceedings, see Note 21 — Litigation and Other Events to our financial statements included herein.

PART II

Item 4.	Mine Safety Disclosure

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Sold	Average Price Received per Share (or Unit)	Total Number Shares (or Sold as Part of Publicly Announced or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Sold Under the Plans or Programs
1/1/2011 - 1/31/11 (1)	3,830	10.00	—	—
2/1/2011 - 2/28/11 (1)	2,389	14.80	—	—
3/1/2011 - 3/31/11 (1)	9,864	10.00	—	—
4/1/2011 - 4/30/11 (1)	—	—	—	—
5/1/2011 - 5/31/11 (1)	5,814	8.00	—	—
6/1/2011 - 6/30/11 (1)	—	—	—	—
7/1/2011 - 7/31/11 (1)	107,425	11.67	—	—
8/1/2011 - 8/31/11 (1)	—	—	—	—
9/1/2011 - 9/31/11 (1)	—	—	—	—
10/1/2011 - 10/31/11 (1)	463	20.80	—	—
11/1/2011 - 11/30/11	—	—	—	—
12/1/2011 - 12/31/11	—	—	—	—
Total	129,785	11.42	—	—

(1)	Exercise of Employee Options.

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (“TSX”). The Company voluntarily ceased to list its common stock on the Australian Stock Exchange (“ASX”) effective December 14, 2010. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2011		2010
	High	Low	High	Low
First Quarter	$36.07	$22.10	$20.39	$13.41
Second Quarter	$37.59	$22.41	$19.14	$13.96
Third Quarter	$30.99	$21.35	$20.17	$14.02
Fourth Quarter	$29.85	$19.30	$28.20	$19.11
2011
First Quarter through February 22, 2012	$29.49	$24.80

The Company has not paid per share cash distributions or dividends on its common stock since 1996. Future distributions or dividends on the common stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors.

On February 22, 2011, there were outstanding 89,896,158 shares of the Company’s common stock which were held by approximately 2,797 stockholders of record.

STOCK PERFORMANCE CHART

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG COEUR D’ALENE MINES CORPORATION,

S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2006 and ending December 31, 2011 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Goldcorp, Hecla Mining Company, IAMGold Corporation, Kinross Gold Corporation, Northgate Minerals Corporation, Pan American Silver Corporation, Centerra Gold Inc., and Stillwater Mining Company for the same period. The graph assumes a $100 investment in the Company’s common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Dec. 2006	Dec. 2007	Dec. 2008	Dec. 2009	Dec. 2010	Dec. 2011
Coeur d’Alene Mines Corporation	100	99.78	17.78	36.49	55.19	48.75
S&P 500 Index	100	105.5	66.45	84.03	96.68	98.72
Peer Group Only	100	120.99	103.31	129.53	157.73	124.15

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

Income Statement Data:	2011	2010	2009	2008	2007
Sales of metal	$1,021,200	$515,457	$300,361	$129,285	$146,923
Production costs applicable to sales	(419,956)	(257,636)	(191,311)	(78,652)	(78,139)
Depreciation and depletion	(224,500)	(141,619)	(81,376)	(16,499)	(11,669)

Gross profit	376,744	116,202	27,674	34,134	57,115
Costs and expenses
Administrative and general	31,379	24,176	22,070	25,825	22,822
Exploration	19,128	14,249	13,056	17,838	9,034
Pre-development, care, maintenance and other	19,441	2,877	1,468	17,074	939
Litigation settlement	—	—	—	—	507

Total costs and expenses	69,948	41,302	36,594	60,737	33,302

Operating income (loss)	306,796	74,900	(8,920)	(26,603)	23,813
Other income (expense)
Gains (loss) on debt extinguishments	(5,526)	(20,300)	31,528	—	—
Fair value adjustments, net	(52,050)	(117,094)	(82,227)	1,756	—
Interest and other income	(6,610)	771	1,648	4,023	16,605
Interest expense, net of capitalized interest	(34,774)	(30,942)	(18,102)	(4,726)	(342)

Total other income (expense)	(98,960)	(167,565)	(67,153)	1,053	16,263

Income (loss) from continuing operations before income taxes	207,836	(92,665)	(76,073)	(25,550)	40,076
Income tax benefit (provision)	(114,337)	9,481	33,071	17,387	(8,988)

Income (loss) from continuing operations	93,499	(83,184)	(43,002)	(8,163)	31,088
Income (loss) from discontinued operations	—	(6,029)	(9,601)	7,536	12,803
Gain (loss) on sale of net assets of discontinued operation	—	(2,095)	25,537	—	—

Net income (loss)	$93,499	$(91,308)	$(27,066)	$(627)	$43,891

Other comprehensive income (loss)	(4,975)	(5)	—	(634)	86

COMPREHENSIVE INCOME (LOSS)	$88,524	$(91,313)	$(27,066)	$(1,261)	$43,977

Basic and Diluted Income (Loss) Per Share
Basic income (loss) per share:
Income (loss) from continuing operations	$1.05	$(0.95)	$(0.60)	$(0.15)	$1.09
Income (loss) from discontinued operations	—	(0.10)	0.22	0.14	0.44

Net income (loss)	$1.05	$(1.05)	$(0.38)	$(0.01)	$1.53

Diluted income (loss) per share:
Income (loss) from continuing operations(3),(4)	$1.04	$(0.95)	$(0.60)	$(0.15)	$1.00
Income (loss) from discontinued operations(3),(4)	—	(0.10)	0.22	0.14	0.41

Net income (loss)	$1.04	$(1.05)	$(0.38)	$(0.01)	$1.41

Weighted average number of shares of common stock(1)
Basic	89,383	87,185	71,565	55,073	28,597

Diluted	89,725	87,185	71,565	55,073	31,052

Balance Sheet Data:(2)	2011	2010	2009	2008	2007
Total assets	$3,264,441	$3,157,527	$3,054,035	$2,928,121	$2,651,694
Working capital	$212,861	$(4,506)	$(2,572)	$(8,533)	$152,390
Long-term liabilities	$875,638	$846,043	$867,381	$981,225	$812,650
Shareholders’ equity	$2,136,721	$2,040,767	$1,998,046	$1,785,912	$1,727,367

(1)

In May 2009, Coeur’s Board of Directors authorized a 1-for-10 reverse stock split which became effective on May 26, 2009. Consequently, previously reported amounts for weighted average number of shares of common stock have been adjusted to reflect the 1-for-10 reverse stock split.

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

(3)

Effective July 1, 2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in the silver contained at the Broken Hill mine for $55.0 million in cash. Coeur originally purchased this interest from Perilya Broken Hill, Ltd. in September 2005 for $36.9 million. As a result of this transaction, the Company realized a gain on the sale of approximately $25.5 million, net of income taxes, in 2009.

(4)

In August 2010, the Company sold its 100% interest in subsidiary Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agree: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and Coeur. The Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur and its subsidiaries for the three years ended December 31, 2011. It consists of the following subsections:

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

•

“Operating statistics and ore reserve estimates” which provides a summary of the consolidated production results for the three years ended December 31, 2011 and discussion of Coeur’s reported ore reserves.

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

Overview

The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine, and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during 2011. Coeur is an Idaho corporation incorporated in 1928.

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

Highlights during 2011:

•

Silver and gold prices averaged $35.34 per ounce and $1,572 per ounce in 2011, respectively. Silver reached a high of $48.55 per ounce on April 29, 2011 and a low of $26.77 per ounce on January 25, 2011. Gold reached a high of $1,895 per ounce on September 6, 2011 and a low of $1,319 per ounce on January 28, 2011.

•

The Company produced a total of 19.1 million ounces of silver during 2011, which was a 14% increase from 2010. The Company produced 220,382 ounces of gold during 2011, which was a 40% increase over 2010.

•	The Company experienced a 98% increase in metal sales to $1,021.2 million.

•	Net cash provided by operating activities in 2011 was $416.2 million, compared to $165.6 million in 2010.

•	The Company spent $120.0 million in capital expenditures, which represents a 23% decrease from 2010.

Critical Accounting Policies and Estimates

The information provided in this Form 10-K is based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company bases these estimates on historical experience and on assumptions that it considers reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions.

Management considers the policies discussed below to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could affect its results of operations, financial condition, and cash flows. The effects and associated risks of these policies on its business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note 3 — Summary of Significant Accounting Policies to our financial statements included herein.

Revenue Recognition.    Revenue includes sales value received for the Company’s principal product, silver, and associated by-product revenues from the sale of by-product metals by our silver producing properties, consisting primarily of gold. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800.

Reserve Estimates.    The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The most critical accounting principles upon which the Company’s financial status depends are those requiring estimates of recoverable ounces from proven and probable reserves and/or assumptions of future commodity prices. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. Ore reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of its mines, the mining methods it uses and the related costs it incurs to develop and mine its reserves. Changes in these assumptions could result in material adjustments to the Company’s reserve estimates. The Company uses reserve estimates in determining the units-of-production depreciation and amortization expense, as well as in evaluating mine asset impairments.

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

Depreciation and Amortization.    The Company depreciates its property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on its proven and probable recoverable reserves or on a straight-line basis over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because 1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.

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

The Company reported ore on leach pad of $33.9 million as of December 31, 2011. Of this amount, $27.2 million is reported as a current asset and $6.7 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third-party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The Company believes its current residual heap leach activities are expected to continue through 2014. The ultimate recovery will not be known until leaching operations cease. The Company has estimated the number of ounces that are recoverable from the stage IV leach pad at December 31, 2011. If its estimate of ultimate recovery requires adjustment, the impact upon its valuation and upon its income statement would be as follows:

	Positive/Negative Change in Recoverable Silver Ounces			Positive/Negative Change in Recoverable Gold Ounces
	5%	10%	15%	5%	10%	15%
Quantity of recoverable ounces	69,040	138,081	207,121	236	473	709
Positive impact on future cost of production per silver equivalent ounce for increases in recoverable metal	$0.38	$0.72	$1.05	$0.07	$0.14	$0.22
Negative impact on future cost of production per silver equivalent ounce for decreases in recoverable metal	$(0.41)	$(0.86)	$(1.35)	$(0.07)	$(0.15)	$(0.23)

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

Derivatives accounting.    The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments are recorded each period in fair value adjustments, net.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2010 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued $1.6 million in interest and penalties at December 31, 2011, related to an item under audit review in Bolivia.

Operating Statistics and Ore Reserve Estimates

The Company’s total production, excluding discontinued operations in 2011 was 19.1 million ounces of silver and 220,382 ounces of gold, compared to 16.8 million ounces of silver and 157,062 ounces of gold in 2010. Total estimated proven and probable reserves at December 31, 2011 were approximately 216.3 million ounces of silver and 2.3 million ounces of gold, compared to silver and gold ore reserves at December 31, 2010 of approximately 227.1 million ounces and 2.5 million ounces, respectively.

The following table shows the estimated amounts of proven and probable ore reserves and mineralized material at the following Company locations at year-end 2011:

	Proven and Probable Ore Reserves					Mineralized Material
	(000’s) Tons	Grade Ag oz/t	Grade Au oz/t	(000’s) Ounces Ag	(000’s) Ounces Au	(000’s) Tons	Grade Ag oz/t	Grade Au oz/t
Palmarejo	12,497	4.55	0.06	56,818	688	5,062	3.36	0.04
San Bartolomé	44,515	2.65	—	118,080	—	21,264	2.59	—
Kensington	6,006	—	0.22	—	1,340	3,039	—	0.19
Rochester	47,279	0.63	0.01	29,573	247	251,472	0.45	0.00
Mina Martha	53	12.79	0.01	671	1	35	12.15	0.01
Endeavor	5,633	1.98	—	11,175	—	11,047	2.64	—
Joaquin Development Property(1)	—	—	—	—	—	4,050	2.48	0.01

Total	115,983			216,317	2,276	295,969

	Total tons (000’s)	Ag oz/t (Wt. Avg.)	Au oz/t (Wt. Avg.)			Total tons (000’s)	Ag oz/t (Wt. Avg.)	Au oz/t (Wt. Avg.)
Summary by metal:
Silver	109,977	1.97				292,930	0.76
Gold	65,836		0.04			263,658		0.01

(1)	Tons are shown reflecting the Company’s current 51% managing equity interest in the Joaquin property.

The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2011	2010	2009
PRIMARY SILVER OPERATIONS:
Palmarejo(1)
Tons milled	1,723,056	1,835,408	1,065,508
Ore grade/Ag oz	6.87	4.6	4.31
Ore grade/Au oz	0.08	0.06	0.06
Recovery/Ag oz (1)	76.4%	69.8%	66.3%
Recovery/Au oz (1)	92.2%	91.1%	88.2%
Silver production ounces(3)	9,041,488	5,887,576	3,047,843
Gold production ounces(3)	125,071	102,440	54,740
Cash operating costs/oz (4)	$(0.97)	$4.10	$9.80
Cash cost/oz (4)	$(0.97)	$4.10	$9.80
Total production cost/oz	$16.80	$19.66	$26.8
San Bartolomé
Tons milled	1,567,269	1,504,779	1,518,671
Ore grade/Ag oz	5.38	5.03	5.49
Recovery/Ag oz	88.9%	88.6%	89.6%
Silver production ounces(3)	7,501,367	6,708,775	7,469,222
Cash operating costs/oz (4)	$9.10	$7.87	$7.80
Cash cost/oz (4)	$10.64	$8.67	$10.48
Total production cost/oz	$13.75	$11.72	$12.96
Rochester(2)
Tons Mined	2,028,889	—	—
Ore grade/Ag oz	0.47	—	—
Ore grade/Au oz	0.005	—	—
Recovery/Ag oz(2)	165.1%	—	—
Recovery/Au oz(2)	75.6%	—	—
Silver production ounces(3)	1,392,433	2,023,423	2,181,788
Gold production ounces(3)	6,276	9,641	12,663
Cash operating costs/oz (4)	$22.97	$2.93	$1.95
Cash cost/oz (4)	$24.82	$3.78	$2.58
Total production cost/oz	$27.21	$4.82	$3.51
Martha
Tons milled	101,167	56,401	109,974
Ore grade/Ag oz	6.29	31.63	36.03
Ore grade/Au oz	0.01	0.04	0.05
Recovery/Ag oz	83.2%	88.3%	93.6%
Recovery/Au oz	74.0%	84.1%	87.6%
Silver production ounces	529,602	1,575,827	3,707,544
Gold production ounces	615	1,838	4,709
Cash operating costs/oz(4)	$32.79	$13.16	$6.19
Cash cost/oz(4)	$34.08	$14.14	$6.68
Total production cost/oz	$36.19	$20.02	$8.62

	2011	2010	2009
Endeavor
Tons milled	743,936	653,550	552,799
Ore grade/Ag oz	1.83	1.96	1.67
Recovery/Ag oz	45.0%	44.3%	49.9%
Silver production ounces	613,361	566,134	461,800
Cash operating costs/oz(4)	$18.87	$10.15	$6.80
Cash cost/oz(4)	$18.87	$10.15	$6.80
Total production cost/oz	$24.00	$13.66	$9.55
GOLD OPERATIONS:
Kensington
Tons milled	415,340	174,028	—
Ore grade/Au oz	0.23	0.28	—
Recovery/Au oz	92.7%	89.9%	—%
Gold production ounces(3)	88,420	43,143	—
Cash operating costs/oz (4)	$1,088.37	$988.63	$—
Cash cost/oz (4)	$1,088.37	$988.63	$—
Total production cost/oz	$1,493.91	$1,393.95	$—
CONSOLIDATED PRODUCTION TOTALS
Silver ounces(3)	19,078,251	16,761,735	16,868,197
Gold ounces(3)	220,382	157,062	72,112
Cash operating costs/oz(4)	$6.31	$6.53	$7.03
Cash cost per oz/silver(4)	$7.09	$7.05	$8.40
Total production cost/oz	$17.14	$14.52	$13.19
CONSOLIDATED SALES TOTALS
Silver ounces sold(3)	19,057,503	17,221,335	16,310,225
Gold ounces sold(3)	238,551	130,142	65,607
Realized price per silver ounce	$35.15	$20.99	$14.83
Realized price per gold ounce	$1,558	$1,237	$1,003

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

(3)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(4)	See “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Operating Statistics From Discontinued Operations

The following table presents information for Broken Hill which was discontinued July 30, 2009 and Cerro Bayo which was discontinued August 9, 2010:

	2011	2010	2009
Broken Hill
Tons milled	—	—	827,766
Ore grade/Silver oz	—	—	1.44
Recovery/Silver oz	—%	—%	70.6%
Silver production ounces	—	—	842,751
Cash operating cost/oz(1)	$—	$—	$3.40
Cash cost/oz(1)	$—	$—	$3.40
Total cost/oz	$—	$—	$5.26
Cerro Bayo
Tons milled	—	—	—
Ore grade/Ag oz	—	—	—
Ore grade/Au oz	—	—	—
Recovery/Ag oz	—%	—%	—%
Recovery/Au oz	—%	—%	—%
Silver production ounces	—	—	—
Gold production ounces	—	—	—
Cash operating costs/oz(1)	$—	$—	$—
Cash cost/oz(1)	$—	$—	$—
Total production cost/oz	$—	$—	$—

(1)	See “Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs

In this Form 10-K, the Company has disclosed certain non-U.S. GAAP measures, such as “cash costs”, “cash operating costs” and related per ounce measures. These measures are used in the mining industry and by the Company’s management to measure, across periods, the net cash flow generated by mining operations. The Company cannot assure investors that other mining companies will calculate these measures in the same manner that the Company does.

Production costs is the closest comparable U.S. GAAP measure for these measures. Accordingly, we have provided in the tables below a reconciliation of cash costs and cash operating costs to production costs. The corresponding per ounce measures can be calculated by dividing cash costs or cash operating costs, as applicable, by the number of ounces of silver or gold produced at the business unit.

Cash costs reflect the direct and overhead cash costs arising from the physical activities involved in producing metal. These costs include the cost of mining, processing and other plant costs, third-party refining [and smelting costs], marketing expenses, on-site general and administrative royalties and mining production taxes, but net of by-product revenues earned from selling metals other than the primary metal produced by the business unit. Cash costs exclude certain amounts required to be included in production costs (which amounts can be substantial), including [third-party smelting costs, by-product credits, inventory adjustments and other non-cash charges].

Cash operating costs are calculated as cash costs less royalties and production taxes.

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Year Ended December 31, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$(8,743)	$68,277	$96,234	$31,978	$17,367	$11,573	$216,686
Royalties	—	11,561	—	2,177	685	—	14,423
Production taxes	—	—	—	409	—	—	409

Total Cash Costs (Non-U.S. GAAP)	$(8,743)	$79,838	$96,234	$34,564	$18,052	$11,573	$231,518

Add/Subtract:
Third party smelting costs	—	—	(11,003)	—	(2,882)	(2,872)	(16,757)
By-product credit	197,342	—	—	9,898	949	—	208,189
Other adjustments	1,441	906	19	522	559	—	3,447
Change in inventory	(3,839)	(1,065)	16,422	(16,727)	(1,165)	(67)	(6,441)
Depreciation, depletion and amortization	159,231	22,408	35,839	2,807	554	3,148	(223,987)

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$345,432	$102,087	$137,511	$31,064	$16,067	$11,782	$643,943

Production of silver (ounces)	9,041,488	7,501,367	—	1,392,433	529,602	613,361	19,078,251
Cash operating cost per silver ounce	$(0.97)	$9.10	$—	$22.97	$32.79	$18.87	$6.31
Cash costs per silver ounce	$(0.97)	$10.64	$—	$24.82	$34.08	$18.87	$7.09
Production of gold (ounces)	—	—	88,420	—	—	—	88,420
Cash operating cost per gold ounce	$—	$—	$1,088.37	$—	$—	$—	$1,088.37
Cash cost per gold ounce	$—	$—	$1,088.37	$—	$—	$—	$1,088.37

Year Ended December 31, 2010

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$24,164	$52,810	$42,652	$5,932	$20,730	$5,747	$152,035
Royalties	—	5,384	—	174	1,548	—	7,106
Production taxes	—	—	—	1,540	—	—	1,540

Total Cash Costs (Non-U.S. GAAP)	$24,164	$58,194	$42,652	$7,646	$22,278	$5,747	$160,681

Add/Subtract:
Third party smelting costs	—	—	(4,599)	—	(3,299)	(1,544)	(9,442)
By-product credit	126,588	—	—	11,756	2,192	—	140,536
Other adjustments	131	806	—	211	1,422	—	2,570
Change in inventory	(23,224)	1,022	(24,011)	5,148	4,446	(90)	(36,709)
Depreciation, depletion and amortization	91,457	19,650	17,487	1,890	7,848	1,989	140,321

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$219,116	$79,672	$31,529	$26,651	$34,887	$6,102	$397,957

Production of silver (ounces)	5,887,576	6,708,775	—	2,023,423	1,575,827	566,134	16,761,735
Cash operating cost per silver ounce	$4.10	$7.87	$—	$2.93	$13.16	$10.15	$6.53
Cash costs per silver ounce	$4.10	$8.67	$—	$3.78	$14.14	$10.15	$7.05
Production of gold (ounces)	—	—	43,143	—	—	—	43,143
Cash operating cost per gold ounce	$—	$—	$988.63	$—	$—	$—	$988.63
Cash cost per gold ounce	$—	$—	$988.63	$—	$—	$—	$988.63

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs

Year Ended December 31, 2009

(In thousands except ounces and per ounce costs)	Palmarejo(1)	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$29,883	$58,293	$—	$4,236	$22,963	$3,142	$118,517
Royalties	—	19,988	—	—	1,815	—	21,803
Production taxes	—	—	—	1,401	—	—	1,401

Total Cash Costs (Non-U.S. GAAP)	$29,883	$78,281	—	$5,637	$24,778	$3,142	$141,721

Add/Subtract:
Third party smelting costs	(1,416)	—	—	—	(7,118)	(1,035)	(9,569)
By-product credit(2)	55,386	—	—	12,335	4,615	—	72,336
Other adjustments	20	8	—	171	669	—	868
Change in inventory	(19,028)	2,590	—	6,063	(5,048)	(38)	(15,461)
Depreciation, depletion and amortization	51,801	18,509	—	1,852	6,511	1,269	79,942

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$116,646	$99,388	$—	$26,058	$24,407	$3,338	$269,837

Production of silver (ounces)	$3,047,843	$7,469,222	$—	$2,181,788	$3,707,544	$461,800	$16,868,197
Cash operating cost per silver ounce	$9.80	$7.80	$—	$1.95	$6.19	$6.80	$7.03
Cash costs per silver ounce	$9.80	$10.48	$—	$2.58	$6.68	$6.80	$8.40
Production of gold (ounces)	—	—	—	—	—	—	—
Cash operating cost per gold ounce	$—	$—	$—	$—	$—	$—	$—
Cash cost per gold ounce	$—	$—	$—	$—	$—	$—	$—

(1)

The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(2)	Amounts reflect final metal settlement adjustments.

The following tables present a reconciliation between non-GAAP cash costs per ounce to U.S. GAAP production costs applicable to sales reported in Discontinued Operations for the years ended 2011, 2010, and 2009 (see Note 6 — Discontinued Operations included herein):

Broken Hill	2011	2010	2009
Total cash costs (Non-U.S. GAAP)	$—	$—	$2,862
Add/Subtract:
Third party smelting costs	—	—	(1,164)
By-product credit	—	—	—
Other adjustments	—	—	—
Change in inventory	—	—	39
Depreciation, depletion and amortization	—	—	1,570

Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$—	$—	$3,307

Production of silver (ounces)	—	—	842,751
Cash operating costs per ounce	$—	$—	$3.40

Cash costs per ounce	$—	$—	$3.40

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Sales of metal from continuing operations in the year ended December 31, 2011 increased by $505.7 million, or 98.1%, from the year ended December 31, 2010 to $1,021.2 million. The increase was primarily due to an increase in the quantity of silver and gold ounces sold and a higher realized price per ounce for both metals in 2011. The increased sale of gold ounces was primarily due to increased gold production at the Palmarejo mine and a full year of gold production at the Kensington mine. In 2011, the Company sold 19.1 million ounces of silver and 238,551 ounces of gold, compared to sales of 17.2 million ounces of silver and 130,142 ounces of gold in 2010 from continuing operations. In the year ended December 31, 2011, the Company realized average silver and gold prices of $35.15 per ounce and $1,558 per ounce, respectively, compared with realized average prices of $20.99 per ounce and $1,237 per ounce, respectively, in the prior year. Silver contributed 64.9% of sales as compared to 35.1% from gold.

Included in revenues is by-product metal sales derived from the sale of gold by our silver producing properties. In 2011, by-product revenues totaled $207.4 million compared to $134.9 million in 2010. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

In the year ended December 31, 2011, the Company’s continuing operations produced a total of 19.1 million ounces of silver and 220,382 ounces of gold compared to 16.8 million ounces of silver and 157,062 ounces of gold in 2010. The increase in silver production is primarily due to higher production levels at Palmarejo and San Bartolomé in 2011 compared to 2010. The increase in gold production is primarily due to an increase in production at the Kensington mine with its first full year production of 88,420 ounces.

Production costs applicable to sales from continuing operations for the year ended 2011 increased by $162.3 million, or 63.0%, from the same period of 2010 to $420.0 million. The increase in production costs applicable to sales for the year is primarily due to the inclusion of a full year of operating costs for the Kensington mine and higher production levels at Palmarejo and San Bartolomé.

Depreciation and depletion increased in the year ended December 31, 2011 by $82.9 million, or 58.5%, over the prior year, primarily due to an increase in production at the Palmarejo mine and a full year of depreciation and depletion expense from the Kensington mine.

Costs and Expenses

Administrative and general expenses increased $7.2 million or 29.8% in 2011 compared to 2010 due primarily to severance related expenses connected to the departure of the Company’s former President and Chief Executive Officer and share based compensation expense on cash settled awards.

Exploration expenses increased by $4.9 million or 34.2% in 2011 compared to 2010 primarily as a result of increased exploration activity at and around the Company’s existing properties. This exploration is described in more detail under Item 2, Properties.

Care and maintenance and other expenses were $19.4 million, an increase of $16.6 million from 2010, primarily related to costs incurred to re-permit and prepare for the expansion of mining at Rochester.

Other Income and Expenses

The Company recognized $5.5 million of loss from debt extinguishments during 2011 due to the pre-payment premium for the early paydown of the Senior Term Notes. During 2010, the Company recognized $20.3 million of loss from debt extinguishments due to the exchange of a portion of the 3.25% convertible senior notes and the 1.25% convertible senior notes for shares of common stock, and the early paydown of the Senior Term Notes.

Fair value adjustments during 2011 totaled a loss of $52.1 million, which was $65.0 million less than in 2010. The reduction in fair value adjustments was primarily due to a smaller increase in the gold price during 2011 compared to 2010, which resulted in reduced fair value adjustments related to the future estimated royalty payments to Franco Nevada.

Interest expense, net of capitalized interest was $34.8 million in 2011 compared to $30.9 million in 2010. The increase in interest expense is primarily the result of increased interest expense for the Kensington Term Facility. See Note 12 — Debt and Royalty Obligation to our financial statements included herein, for further discussion. In addition, the Kensington project was placed into service on July 3, 2010, decreasing capitalized interest in 2011 as compared to 2010. Capitalized interest was $2.2 million in 2011 compared to $9.9 million in 2010.

Income Taxes

For the year ended December 31, 2011, the Company reported an income tax provision of approximately $114.3 million compared to an income tax benefit of $9.5 million in 2010. The following table summarizes the components of the Company’s income tax provision/benefit for the years ended 2011 and 2010.

	Years Ended December
	2011	2010
Current:
United States — Alternative minimum tax	$2,015	$(482)
United States — Foreign withholding tax	(842)	(1,009)
Argentina	(1,219)	(7,094)
Australia	(1,755)	(251)
Mexico	(1,084)	(316)
Bolivia	(59,660)	(20,268)
Deferred:
Australia	(661)	(541)
Bolivia	(207)	(1,388)
Mexico	(28,022)	24,371
United States	(22,902)	16,459

Income tax benefit (provision)	$(114,337)	$9,481

In 2011, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to higher metals prices, inflationary adjustments on non-monetary assets and unrealized foreign exchange gains on U.S. dollar denominated liabilities in Bolivia. The Company intends to carry back a portion of its 2011 U.S. taxable loss and has recognized a benefit of $2.0 million. Further, the Company accrued foreign withholding taxes of approximately $0.8 million on inter-company transactions between the U.S. parent and the Argentina, Mexico and Australia subsidiaries. Finally, the Company recognized a $51.8 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, utilization of net operating loss carryforwards and deferred withholding taxes in various jurisdictions (principally Mexico and Bolivia).

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

Results of Discontinued Operations

Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, the Broken Hill segment has been reported in discontinued operations for the year ended December 31, 2009. The Company recognized a gain, net of taxes, of $25.5 million on the sale in 2009.

Effective August 9, 2010, Coeur sold its subsidiary, Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controlled the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Loss from discontinued operations, net of taxes, was nil during 2011 compared to $6.0 million during 2010. In addition, the Company recognized a loss of $2.1 million, net of taxes, on the sale of Minera Cerro Bayo in 2010.

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2011 and 2010:

	2011	2010
Sales of metal	$—	$—
Production costs applicable to sales	—	—
Depreciation and depletion	—	(2,194)
Administrative and general	—	(18)
Mining exploration	—	—
Other	—	(2,351)
Other income and expense	—	(145)
Income tax expense	—	(1,321)

Loss from discontinued operations	—	(6,029)
Loss on sale of net assets of discontinued operations, net of taxes	—	(2,095)

Loss from discontinued operations	$—	$(8,124)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Sales of metal from continuing operations in the year ended December 31, 2010 increased by $215.1 million, or 71.6%, from the year ended December 31, 2009 to $515.5 million. The increase was primarily due to an increase in the quantity of silver and gold ounces sold and a higher realized price per ounce for both metals in 2010. The increased sale of gold ounces was primarily due to increased gold production at the Palmarejo mine and new gold production at the Kensington mine, which began commercial operations on July 3, 2010. In 2010, the Company sold 17.2 million ounces of silver and 130,142 ounces of gold, compared to sales of 16.3 million ounces of silver and 65,607 ounces of gold in 2009 from continuing operations. In the year ended December 31, 2010, the Company realized average silver and gold prices of $20.99 per ounce and $1,237 per ounce, respectively, compared with realized average prices of $14.83 per ounce and $1,003.00 per ounce, respectively, in the prior year. Silver contributed 69.3% of sales as compared to 30.7% from gold.

Included in revenues is by-product metal sales derived from the sale of gold at our silver producing properties. In 2010, by-product revenues totaled $134.9 million compared to $61.9 million in 2009. The increase is a result of the Palmarejo mine being in operation for the full year and the Kensington mine starting commercial operations on July 3, 2010. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.

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

Pre-development, care, maintenance and other expenses were $2.9 million, an increase of $1.4 million from 2009. This was primarily the result of increased pre-development activity, focused on recommencement of mining at Rochester.

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

Fair value adjustments during 2010 totaled a loss of $117.1 million, which was $34.9 million greater than in 2009. The increase in loss was primarily due to negative adjustment on the Franco-Nevada derivative of $20.0 million, a loss on the put and call options associated with the Kensington Term Facility of $12.8 million, and a loss on the gold lease facility of $0.7 million.

Interest and other income in 2010 decreased by $0.9 million compared with 2009. The decrease was primarily due to increased losses on foreign currency transactions, which was partially offset by the sale of the Mandalay shares of stock the Company received from the sale of Minera Cerro Bayo.

Interest expense, net of capitalized interest was $30.9 million in 2010 compared to $18.1 million in 2009. The increase in interest expense is primarily the result of increased accretion expenses for the Franco-Nevada obligation and interest expense and offering costs for the Senior Term Notes issued in February 2010. See Note 12 — Debt and Royalty Obligation to our financial statements included herein, for further discussion. In addition, the Kensington project was placed into service on July 3, 2010, decreasing capitalized interest in 2010. Capitalized interest was $9.9 million in 2010 compared to $22.8 million in 2009.

Income Taxes

For the year ended December 31, 2010, the Company reported an income tax benefit of approximately $9.5 million compared to an income tax benefit of $33.1 million in 2009. The following table summarizes the components of the Company’s income tax benefit for the years ended 2010 and 2009.

	Years Ended December 31
	2010	2009
Current:
United States — Alternative minimum tax	$(482)	$(2,249)
United States — Foreign withholding tax	(1,009)	(1,509)
Argentina	(7,094)	(6,284)
Australia	(251)	592
Mexico	(316)	(124)
Bolivia	(20,268)	(2,673)
Canada	—	(53)
Deferred:
Australia	(541)	200
Bolivia	(1,388)	(6,221)
Mexico	24,371	37,681
United States	16,459	13,711

Income tax benefit	$9,481	$33,071

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

Results of Discontinued Operations

Effective July 1, 2009, the Company completed the sale of its mineral interest in the Broken Hill mine to Perilya Broken Hill Ltd. for $55.0 million in cash. Pursuant to U.S. GAAP, the Broken Hill segment has been reported in discontinued operations for the year ended December 31, 2009. The Company recognized a gain, net of taxes, of $25.5 million on the sale in 2009.

Effective August 9, 2010, Coeur sold its subsidiary, Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controlled the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, Coeur received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo; (i) $6.0 million in cash; (ii) 17,857,143 common shares of

Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

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

The following is a summary of the Company’s discontinued operations included in the consolidated statements of operations for the years ended December 31, 2010 and 2009:

	2010	2009
Sales of metal	$—	$12,108
Production costs applicable to sales	—	(2,863)
Depreciation and depletion	(2,194)	(5,765)
Administrative and general	(18)	(25)
Mining exploration	—	(2,153)
Care, maintenance, and other	(2,351)	(10,430)
Write downs	—	—
Other income and expense	(145)	1,600
Income tax expense	(1,321)	(2,073)

Income from discontinued operations	(6,029)	(9,601)
Gain on sale of net assets of discontinued operations, net of taxes	(2,095)	25,537

Net income (loss) from discontinued operations	$(8,124)	$15,936

Liquidity and Capital Resources

Working Capital; Cash and Cash Equivalents

The Company’s working capital at December 31, 2011 increased by $217.4 million to $212.9 million compared to a working capital deficit of approximately $4.5 million at December 31, 2010. The ratio of current assets to current liabilities was 1.84 to 1 at December 31, 2011 compared to 0.98 to 1 at December 31, 2010.

Net cash provided by operating activities in 2011 was $416.2 million compared with net cash provided by operating activities of $165.6 million in 2010 and net cash provided by operating activities of $60.1 million in 2009.

A total of $161.0 million was used in investing activities in 2011 compared to $131.7 million used in 2010. This increase included a $43.6 million increase in purchases of investments and a $18.0 million decrease in cash received from sale of investments compared to 2010. The increase was offset by a $36.0 million decrease in capital expenditures in 2011 compared to 2010.

The Company’s financing activities used $146.3 million of cash during 2011 compared to net cash provided by financing activities of $9.5 million in 2010. The decrease in net cash provided by financing activities was primarily due to payments on long term debt, the gold production royalty and payments under the gold lease facility.

Liquidity

As of December 31, 2011, the Company’s cash, equivalents and short-term investments totaled $195.3 million. The Company intends to indefinitely reinvest a portion of the earnings from the Palmarejo mine in Mexico over the life of the project. Operating income in 2011 from the Palmarejo operation was $167.6 million, which reflected non-cash depreciation and depletion charges of $159.3 million. As such, the Company does not believe that the amount permanently reinvested will have an adverse affect on liquidity.

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

Capitalized Expenditures

During 2011, capital expenditures totaled $120.0 million, which was a $36.0 million decrease from 2010 expenditures of $156.0 million. The Company spent $37.0 million at the Palmarejo mine, $34.0 million for construction activities at the Kensington mine, $17.7 million for the development of the San Bartolomé mine, $3.4 million at the Martha mine, $27.2 million at the Rochester mine, and $0.6 million on other capital purchases.

Gold Lease Facility

On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). This facility permitted the Company to lease amounts of gold from MIC and obligated the Company to deliver the same amounts back to MIC and to pay specified lease fees to MIC equivalent to interest at market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility were secured by certain collateral. The collateral agreement specifies the maximum amount of gold the Company was permitted to lease from MIC, as well as the amount and type of collateral.

On December 23, 2010, the Company entered into an Amendment No. 5 to the second Amended and Restated Collateral Agreement, lowering the value of the collateral required to secure its obligations to 30% of the outstanding amount, including lease fees. The Company terminated the facility effective November 11, 2011.

As of December 31, 2011, the company had no gold leased from MIC. As of December 31, 2010, the Company had 10,000 ounces of gold leased from MIC. The Company delivered these ounces of gold to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which was recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2010 based on the current futures metals prices for each of the delivery dates and using a 3.1% discount rate, the fair value of the instrument was a liability of $14.1 million. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to-market adjustments for the gold lease facility amounted to a gain of $2.9 million for the twelve months ended December 31, 2010, and a loss of $6.3 million for the twelve months ended December 31, 2009. The Company recorded realized losses of $2.3 million, $10.1 million and $0.2 million for the twelve months ended December 31, 2011, 2010, and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

Debt and Capital Resources

3.25% Convertible Senior Notes due 2028

As of December 31, 2011, the outstanding balance of the 3.25% Convertible Senior Notes due 2028 was $48.7 million, or $45.5 million net of debt discount.

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

The notes are convertible under certain circumstances at the holder’s option, at a conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.

During the year ended December 31, 2010, $99.7 million of the notes were repurchased in exchange for 6.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $48.7 million ($43.2 million net of debt discount).

The fair value of the notes outstanding, as determined by market transactions at December 31, 2011, and 2010, was $49.2 million and $48.2 million, respectively. The carrying value of the equity component at December 31, 2011, and 2010, was $10.9 million and $10.9 million, respectively.

For the years ended December 31, 2011 and 2010 interest expense recognized was $1.6 million and $2.4 million, respectively, and accretion of the debt discount was $2.3 million and $3.0 million, respectively. The debt discount remaining at December 31, 2011 was $3.1 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.

1.25% Convertible Senior Notes due 2024

On January 18, 2011, the Company repurchased $945,000 in aggregate principal amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011. As of December 31, 2011, the Company had no outstanding 1.25% Convertible Senior Notes.

Senior Term Notes due December 31, 2012

On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued 297,455 shares of its common stock valued at $4.2 million as financing costs. The principal on the notes was payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company had the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes was 6.5%, but the payments for principal and interest due on any payment date were computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date.

In December 2010, pursuant to privately-negotiated purchase agreements, the Company re-purchased $36.7 million aggregate principal amount of the Notes for approximately $43.4 million. In October 2011, pursuant to privately-negotiated purchase agreements, the Company repurchased the remaining $18.75 million aggregate principal amount of the Notes for approximately $22.2 million. As of December 31, 2011, the Company had no outstanding Senior Term Notes.

During the twelve months ended December 31, 2011, the Company paid in cash $11.3 million in principal and $1.4 million in interest. A loss of $5.5 million for the twelve months ended December 31, 2011 was realized in connection with the debt payments and repurchases. The loss is recorded in Gain (loss) on debt extinguishments.

For the twelve months ended December 31, 2010, the Company paid in cash $57.5 million in principal and $3.3 million in interest and issued 1,060,413 shares of its common stock, valued at $15.8 million, in connection with the quarterly payments. In addition, a loss of $10.0 million for the twelve months ended December 31, 2010 was realized in connection with quarterly debt payments and early payoff premiums. The loss is recorded in Gain (loss) on debt extinguishments.

Kensington Term Facility

As of December 31, 2011 the balance of the Kensington Term Facility was $75.8 million.

On October 27, 2009, Coeur Alaska, a wholly-owned subsidiary of the Company, entered into a $45.0 million secured term facility to finance construction at the Company’s Kensington mine located north of Juneau, Alaska. On December 20, 2010, the agreement was amended and restated to allow borrowings up to $100 million and to define a payment schedule through December 31, 2015. Coeur Alaska’s obligations under the Kensington term facility are secured by all of Coeur Alaska’s assets and the land mineral rights and infrastructure at the Kensington mine, as well as a pledge of the shares of Coeur Alaska owned by the Company, and are guaranteed by the Company. In connection with the amendment of the credit facility, the guarantee was amended to provide that the Company will limit borrowings or asset dispositions by its Bolivian subsidiary Empresa Minera Manquiri S.A.

Borrowings under the amended Credit Facility bear interest at a rate equal to LIBOR plus 4.5% per year. Interest of nil and $1.7 million was capitalized into the loan balance for the year ended December 31, 2011 and 2010, respectively.

As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Call options protecting 136,000 ounces of gold were outstanding at December 31, 2011. The weighted average strike price of the call options was $1,919.83. Put options protecting 190,000 ounces of gold were outstanding at December 31, 2011. The weighted average strike price of the put options was $951.93. Collars protecting 182,500 ounces of gold were outstanding at December 31, 2010. The weighted average put feature of the collar was $911.99 and the weighted average call feature of the collars was $1,795.18.

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

The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of project cash flow to debt service shall be at least 125%, and the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management. As of December 31, 2011, we satisfied such covenants, but we believe it is possible that, absent a waiver, the debt service coverage ratio covenant will not be satisfied as of March 31, 2012 due to the temporary reduction in production at Kensington. Accordingly, we are working diligently with Credit Suisse to obtain a waiver.

Other

As of December 31, 2011 and 2010, Coeur Mexicana had outstanding balances on capital leases of $18.3 million and $28.4 million, respectively.

The Company had other capital leases for equipment and facilities totaling $8.7 million and $10.8 million outstanding as of December 31, 2011 and 2010, respectively.

On July 6, 2010, the Company entered into a financing agreement with AFCO Credit Corporation for a short term $2.4 million loan bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million were paid monthly with the final payment made on June 1, 2011. As of December 31, 2011 and 2010 the outstanding balance was nil and $1.1 million, respectively.

On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of December 31, 2011 and 2010, the outstanding balance was nil and $2.5 million, respectively.

On July 15, 2009, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco to fund equipment purchases. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the loans with the final payment being made on January 31, 2012. As of December 31, 2011, and 2010, the outstanding balance was $0.1 million and $1.2 million, respectively.

Palmarejo Gold Production Royalty Obligation

On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. Coeur Mexicana received $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. In September 2010, the warrant was exercised and the related shares were sold for $10.0 million.

The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2011, payments had been made on a total of 143,354 ounces of gold with further payments to be made on an additional 256,646 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the twelve months ended December 31, 2011 and 2010, the Company paid $73.2 million and 43.1 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.

The Company used an implicit interest rate of 29.3% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the twelve months ended December 31, 2011, 2010, and 2009 of $22.2 million and $20.5 million, and $19.1 million respectively. As of December 31, 2011 and 2010, the remaining minimum obligation under the royalty agreement was $72.1 million and $80.3 million, respectively.

The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 17 — Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the twelve months ended December 31, 2011, 2010 and 2009, the Company capitalized interest of $2.2 million, $9.9 million and $22.8 million, respectively.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Long-term debt obligation:
Convertible debt(1)	$48,658	$—	$—	$—	$48,658
Interest on debt	34,251	4,849	6,762	3,663	18,977
Kensington Term Facility(2)	75,823	15,398	42,296	18,129	—

	158,732	20,247	49,058	21,792	67,635
Capital lease obligations(3)	28,601	18,322	10,034	245	—
Operating lease obligations:
Hyak Mining Lease	6,281	262	523	523	4,973
Operating leases	17,615	5,099	8,039	4,477	—

	23,896	5,361	8,562	5,000	4,973
Other long-term obligations:
Reclamation and mine closure(4)	83,573	1,387	4,479	8,396	69,311
Lines of credit and other financing	84	84	—	—	—
Severance payments(5)	10,769	—	1,594	—	9,175
Palmarejo Royalty Obligation(6)	303,005	58,607	119,222	124,160	1,016

	397,431	60,078	125,295	132,556	79,502

Total	$608,660	$104,008	$192,949	$159,593	$152,110

(1)

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Capital Resources — 3.25% Convertible Senior Notes due 2028” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Capital Resources — 1.25% Convertible Senior Notes due 2024.”

(2)	“ See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Capital Resources — Kensington Term Facility.”

(3)	The Company has entered into various capital lease agreements for commitments principally over the next three years.

(4)

Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on the table are undiscounted.

(5)	Severance amounts represent a termination benefit program at the Rochester mine and accrued benefits for government mandated severance at the Palmarejo mine, Martha mine and San Bartolomé mine.

(6)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Capital Resources — Palmarejo Gold Production Royalty Obligation.”

Environmental Compliance Expenditures

For the years ended December 31, 2011, 2010, and 2009, the Company expended $10.4 million, $7.7 million and $5.8 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities. In addition, the Company has incurred reclamation costs of $0.4 million, $0.8 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009. Such costs stem from activities including monitoring, earth moving water treatment and re-vegetation activities.

The Company estimates that environmental compliance expenditures during 2012 will be approximately $7.5 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Adopted Accounting Standards

The Accounting Standard Codification

In January 2010, Accounting Standards Codification (ASC) guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liability that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which was effective for the Company’s fiscal year beginning January 1, 2011. The update had no effect on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 5 — Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.

Risk Factors; Forward-Looking Statements

For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth under Item 1A, Risk Factors, above. In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in “Item 1. Business” under the caption “Important Factors Relating to Forward-Looking Statements.”

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

Third Party Contracts

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

Provisionally Priced Contracts

At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800.

Foreign Exchange Rates

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

During 2011 and 2010, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine.

At December 31, 2011, the Company had MXP foreign exchange contracts of $25.5 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.40 MXP to each U.S. dollar and had a fair value of $(3.2) at December 31, 2011. The Company recorded mark-to-market gains (losses) of $(3.2) million, $(1.3) million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is reflected in the gain (loss) on derivatives. A 10% weakening of the MXP would result in a reduction in fair value of $2.5 million. The Company recorded realized gains of $0.4 million, $1.6 million and $1.5 million in production costs applicable to sales during the years ended December 31, 2011, 2010 and 2009, respectively.

Gold Lease Facility

On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). This facility permitted the Company to lease amounts of gold from MIC and obligated the Company to deliver the same amounts back to MIC and to pay specified lease fees to MIC equivalent to interest at market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility were secured by certain collateral. The collateral agreement specified the maximum amount of gold the Company was permitted to lease from MIC, as well as the amount and type of collateral.

On July 16, 2010 the Company and MIC entered into an Amendment No. 4 to the Second Amended and Restated Collateral Agreement to increase the availability under the facility. Under the amended agreement, the maximum amount the Company was permitted to lease under the facility, aggregated with lease fees, was $49.5 million. In addition, the amended agreement provided for a customary commitment fee. On December 23, 2010, the Company entered into an Amendment No. 5 to the second Amended and Restated Collateral Agreement, lowering the value of the collateral required to secure its obligations to 30% of the outstanding amount, including lease fees. The Company terminated the facility effective November 11, 2011. As of December 31, 2011, the Company had no ounces of gold leased from MIC. At December 31, 2010, the Company had 10,000 ounces of gold leased from MIC, which it delivered to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which was recorded in accrued liabilities and other on the balance sheet.

As of December 31, 2010, based on the current futures metals prices for each of the delivery dates and using a 3.1% discount rate, the fair value of the instrument was a liability of $14.1 million. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to market adjustments for the gold lease facility amounted to a gain of $2.9 million for the twelve months ended December 31, 2010. The Company recorded realized gain of $2.3 million and $10.1 million for the twelve months ended December 31, 2011 and 2010, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

Gold Forward Contract

During the twelve months ended December 31, 2011, the Company settled an outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380 per ounce, which resulted in a realized gain of $0.5 million. During 2009, the Company purchased silver put options to reduce risk associated with potential decreases in the market price of silver. During the twelve months ended December 31, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $2.1 million for the twelve months ended December 31, 2010, which are included in Fair value adjustments, net. There were no put options outstanding under this program at December 31, 2011 and 2010.

Hedging Program

As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. At December 31, 2011, the Company had written outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At December 31, 2011, the Company had outstanding put options allowing it to sell 190,000 ounces of gold at a weighted average strike price of $951.93 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years.

Franco-Nevada Derivative

On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico. Coeur Mexicana received $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. On September 19, 2010, the warrant was exercised and the related shares were sold for $10.0 million.

The royalty agreement provides for a minimum obligation to be paid in monthly payments on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2011, payments had been made on a total of 143,354 ounces of gold with further payments to be made on an additional 256,646 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the twelve months ended December 31, 2011 and 2010 the Company paid $73.2 million and $43.1 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.

The Company used an implicit interest rate of 29.3% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the twelve months ended December 31, 2011, and 2010 of $22.2 million and $20.5 million, respectively. As of December 31, 2011, and 2010, the remaining minimum obligation under the royalty agreement was $72.1 million and $80.3 million, respectively.

The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 17 — Derivative Financial Instruments and Fair Value of Financial Instruments to our financial statements included herein, for further discussion of the embedded derivative feature of the royalty agreement. For each one dollar per ounce change in realized gold price, the obligation would increase (plus or minus) approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements required hereunder and contained herein are listed under Item 15, Exhibits, Financial Statement Schedules, below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2011.

(b)    Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based upon those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO, and its report dated February 23, 2011, which is included in this Form 10-K immediately preceding the Company’s audited financial statements, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

(c)    Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

On December 1, 2011 Coeur Rochester, a wholly-owned subsidiary of Coeur and the operator of the Rochester mine located in Pershing county, Nevada, received an imminent danger order under section 107(a) of the Federal Mine Safety and Health Act of 1977. The order shut down a bottle roller rack in the Rochester lab, alleging that the edges on a shop-built guard on the rack were not ground down to a sufficiently smooth level and could result in cutting or other injury. The order was subsequently terminated.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, filed pursuant to Regulation 14A or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report”.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders, filed pursuant to Regulation 14A or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2011 Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2011 Fiscal Year End,” “2011 Option Exercises and Stock Vested,” “Pension Benefits and Non-Qualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	321,607	30.20	3,720,817
Equity compensation plans not approved by security holders	—	—	—

Total	321,607	30.20	3,720,817

(1)	Amounts include 105,929 performance shares which are issued at the end of the three year service period if certain market conditions are met and the recipient remains an employee of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Certain Related Person Transactions” and “Committees of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)   The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in Item 8, Financial Statements and Supplementary Data.

Consolidated Balance Sheets — December 31, 2011 and 2010.

Consolidated Statements of Operations and Comprehensive Income (loss) for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

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

3.4	Bylaws of the Registrant, as amended effective July 12, 2011 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011).
4.1	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).
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

10.5	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*

10.6	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*

10.7	Form of Non-Qualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 18, 2005).*

10.8	Form of Performance Share Award Agreement (Incorporated herein by reference to Exhibit 10(i) to the Registrant’s Annual Report on form 10-K filed on February 26, 2010).*

10.9	Form of Performance Unit Award Agreement (Incorporated herein by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010).*

10.1	Form of Cash Settled Restricted Stock Unit Award Agreement (Incorporated herein by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010).*

10.11	Form of Cash-Settled Stock Appreciation Rights Award Agreement (Incorporated here in by reference to Exhibit 10(l) to the Registran’s Annual Report on form 10-K filed on February 26, 2010).*

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

10.20	Letter, dated December 20, 2010, from the Company to Credit Suisse A.G. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010).
10.21

Securities Purchase Agreement among the Company, Sonoma Capital Offshore, Ltd., Sonoma Capital, L.P., Manchester Securities Corp, JGB Capital L.P., JGB Capital Offshore Ltd. and SAMC LLC, dated as of February 5, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010)

10.22

Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).*

10.23

Third Amendment to Restated Employment Agreement, effective August 6, 2010 between the Company and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*

10.24

Employment Agreement, dated September 12, 2011, between the Company and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011.)*

10.25

Side letter, dated September 12, 2011, between the Company and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011.)*

10.26

Employment Agreement, dated September 16, 2011, between the Company and Frank L. Hanagarne Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2011.)*

10.27

Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).*

10.28

Second Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and Donald J. Birak. (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*

10.29

Amended and Restated Employment Agreement, dated December 31, 2008, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).*

10.30

First Amendment to Restated Employment Agreement, dated July 31, 2009, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).*

10.31

Second Amendment to Restated Employment Agreement, dated March 2, 2010, between the Registrant and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 2, 2010).*

10.32

Third Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and K. Leon Hardy. (Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*

10.33

Employment Agreement, dated January 4, 2012, between the Company and K. Leon Hardy (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012).*

10.34

Second Amendment to Restated Employment Agreement, effective August 2, 2010 between the Company and Kelli C. Kast. (Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).*

10.35

Employment Agreement, dated January 4, 2012, between the Company and Kelli C. Kast (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012).*

10.36

Second Amended and Restated Employment Agreement, effective December 31, 2008, between the Registrant and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2009).*

10.37

First Amendment to Second Amended and Restated Employment Agreement, effective August 6, 2010, between the Company and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2010).*

10.38

Transition Agreement, Separation Agreement and General Release of All Claims, dated July 14, 2011, between the Company and Dennis E. Wheeler. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2011.)*

10.39

Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2010).*

10.40	Coeur d’Alene Mines Corporation Executive Severance Policy (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012).*
10.41

Two-Way Metals Lease Agreement, dated December 12, 2008, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.42

Second Amended and Restated Collateral agreement, dated as of August 7, 2009, among the Registrant, CDE Australia Pty Ltd and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.43

Amendment No. 4 to Second Amended and Restated Collateral Agreement, dated as of July 16, 2010, between the Registrant and Mitsubishi International Corporation. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2010).

10.44

Amendment No. 1 to Two-Way Metal Lease Agreement and Amendment No. 5 to Second Amended and Restated Collateral Agreement, dated as of December 23, 2010, between the Registrant and Mitsubishi International Corporation. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 1, 2011)

12	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).
21	List of subsidiaries of the Registrant. (Filed herewith).
23	Consent of KPMG LLP (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coeur d’Alene Mines Corporation (Registrant)

Date: February 23, 2012	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs
(Director, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs Mitchell J. Krebs	Director, President, Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/s/ Frank L. Hanagarne Jr. Frank L. Hanagarne Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer )	February 23, 2012

/s/ Elizabeth M. Druffel Elizabeth M. Druffel	Treasurer and Chief Accountant (Principal Accounting Officer )	February 23, 2012

/s/ James J.Curran James J. Curran	Director	February 23, 2012

/s/ Sebastian Edwards Sebastian Edwards	Director	February 23, 2012

/s/ Andrew D. Lundquist Andrew D. Lundquist	Director	February 23, 2012

/s/ Robert E. Mellor Robert E. Mellor	Director	February 23, 2012

/s/ John H. Robinson John H. Robinson	Director	February 23, 2012

/s/ J. Kenneth Thompson J. Kenneth Thompson	Director	February 23, 2012

/s/ Michael Bogert Michael Bogert	Director	February 23, 2012

/s/ Timothy R. Winterer Timothy R. Winterer	Director	February 23, 2012

ANNUAL REPORT ON FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE, IDAHO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Coeur d’Alene Mines Corporation:

We have audited the accompanying consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Boise, Idaho

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Coeur d’Alene Mines Corporation:

We have audited Coeur d’Alene Mines Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d’Alene Mines Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coeur d’Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d’Alene Mines Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Boise, Idaho

February 23, 2012

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$175,012	$66,118
Short-term investments	20,254	—
Receivables	83,497	58,880
Ore on leach pads (Note 3)	27,252	7,959
Metal and other inventory (Note 8)	132,781	118,340
Deferred tax assets (Note 14)	1,869	—
Restricted assets	60	25
Prepaid expenses and other	24,218	14,889

	464,943	266,211
NON-CURRENT ASSETS
Property, plant and equipment	687,676	668,101
Mining properties (Note 11)	2,001,027	2,122,216
Ore on leach pads, non-current portion (Note 3)	6,679	10,005
Restricted assets (Note 3)	28,911	29,028
Receivables, non current	40,314	42,866
Marketable securities	19,844	—
Debt issuance costs, net	1,889	4,333
Deferred tax assets (Note 14)	263	804
Other	12,895	13,963

TOTAL ASSETS	$3,264,441	$3,157,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$78,590	$88,321
Accrued liabilities and other	13,179	18,608
Accrued income taxes	47,803	28,397
Accrued payroll and related benefits	16,240	17,953
Accrued interest payable	559	834
Current portion of capital leases and other debt obligations	32,602	63,317
Current portion of royalty obligation (Note 12 and 17)	61,721	51,981
Current portion of reclamation and mine closure (Note 13)	1,387	1,306

	252,081	270,717
NON-CURRENT LIABILITIES
Long-term debt (Note 12)	115,861	130,067
Non-current portion of royalty obligation (Note 12 and 17)	169,788	190,334
Reclamation and mine closure (Note 13)	32,371	27,779
Deferred income taxes (Note 14)	527,573	474,264
Other long-term liabilities	30,046	23,599

	875,639	846,043
COMMITMENTS AND CONTINGENCIES
(See Notes 17, 13, 15, 16, 17, 18, 20, and 22)
SHAREHOLDERS’ EQUITY
Common Stock, par value $0.01 per share; authorized 150,000,000 shares, 89,655,124 issued and outstanding at December 31, 2011 and 89,315,767 shares issued and outstanding at December 31, 2010	897	893
Additional paid-in capital	2,585,632	2,578,206
Accumulated deficit	(444,833)	(538,332)
Accumulated other comprehensive loss	(4,975)	—

	2,136,721	2,040,767

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,264,441	$3,157,527

See accompanying notes to consolidated financial statements

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except share data)
Sales of metal	$1,021,200	$515,457	$300,361
Production costs applicable to sales	(419,956)	(257,636)	(191,311)
Depreciation and depletion	(224,500)	(141,619)	(81,376)

Gross profit	376,744	116,202	27,674
COSTS AND EXPENSES
Administrative and general	31,379	24,176	22,070
Exploration	19,128	14,249	13,056
Pre-development, care, maintenance and other	19,441	2,877	1,468

Total costs and expenses	69,948	41,302	36,594

OPERATING INCOME (LOSS)	306,796	74,900	(8,920)
OTHER INCOME AND EXPENSE
Gain (loss) on debt extinguishments	(5,526)	(20,300)	31,528
Fair value adjustments, net	(52,050)	(117,094)	(82,227)
Interest and other income (expense)	(6,610)	771	1,648
Interest expense, net of capitalized interest	(34,774)	(30,942)	(18,102)

Total other income and expense	(98,960)	(167,565)	(67,153)

Income (loss) from continuing operations before income taxes	207,836	(92,665)	(76,073)
Income tax benefit (expense)	(114,337)	9,481	33,071

Income (loss) from continuing operations	93,499	(83,184)	(43,002)
Income (loss) from discontinued operations, net of income taxes	—	(6,029)	(9,601)
Income (loss) on sale of net assets of discontinued operations, net of taxes of $0.0 million for 2010 and $6.5 million for 2009	—	(2,095)	25,537

NET INCOME (LOSS)	93,499	(91,308)	(27,066)
Other comprehensive loss	(4,975)	(5)	—

COMPREHENSIVE INCOME (LOSS)	$88,524	$(91,313)	$(27,066)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Income (loss) from continuing operations	$1.05	$(0.95)	$(0.60)
Income (loss) from discontinued operations	—	(0.10)	0.22

Net income (loss)	$1.05	$(1.05)	$(0.38)

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.04	$(0.95)	$(0.60)
Income (loss) from discontinued operations	—	(0.10)	0.22

Net income (loss)	$1.04	$(1.05)	$(0.38)

Weighted average number of shares of common stock:
Basic	89,383	87,185	71,565
Diluted	89,725	87,185	71,565

See accompanying notes to consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balances at December 31, 2008	56,780	$568	$2,218,487	$(419,958)	$(13,190)	$5	$1,785,912
Net loss	—	—	—	(27,066)	—	—	(27,066)
Reclassification of liability for embedded conversion option upon adoption of new accounting standard	—	—	21,566	—	—	—	21,566
Fractional shares purchased related to reverse stock split	(1)	—	(36)	—	—	—	(36)
Conversion of Senior Secured Floating Rate Convertible Notes to common stock	8,666	87	27,670	—	—	—	27,757
Common stock issued to extinguish debt	14,866	148	187,597	—	—	—	187,745
Retirement of treasury shares	(106)	(1)	(13,189)	—	13,190	—	—
Common stock issued under long-term incentive plans, net	105	1	2,167	—	—	—	2,168

Balances at December 31, 2009	80,310	$803	$2,444,262	$(447,024)	$—	$5	$1,998,046
Net loss	—	—	—	(91,308)	—	—	(91,308)
Common stock issued for payment of principal, interest and financing fees on 6.5% Senior Secured Notes	1,357	13	19,993	—	—	—	20,006
Common stock issued to extinguish 3.25% and 1.25% debt	7,639	77	113,357	—	—	—	113,434
Common stock issued/cancelled under long-term incentive plans, net	10	—	594	—	—	—	594
Other	—	—	—	—	—	(5)	(5)

Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$—	$—	$2,040,767
Net income	—	—	—	93,499	—	—	93,499
Common stock issued/cancelled under long-term incentive plans, net	339	4	7,426	—	—	—	7,430
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(4,975)	(4,975)

Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$—	$(4,975)	$2,136,721

See accompanying notes to consolidated financial statements

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$93,499	$(91,308)	$(27,066)
Add (deduct) non-cash items:
Depreciation, depletion, and amortization	224,500	143,813	87,140
Amortization of debt discount and debt issuance costs	4,041	3,374	504
Accretion of royalty obligation	21,550	19,018	14,209
Deferred income taxes	51,792	(37,628)	(43,061)
Loss (gain) on debt extinguishment	5,526	20,300	(31,528)
Fair value adjustments	46,450	115,458	81,035
Loss on foreign currency transactions	380	3,867	546
Share-based compensation	8,122	7,217	4,876
Loss on sale of asset backed securities	—	—	600
Loss (gain) on asset retirement obligation	(335)	(167)	1,181
Gain on sales of assets	(1,145)	(25)	(31,988)
Environmental remediation	—	—	5,040
Changes in operating assets and liabilities:
Receivables and other current assets	(21,950)	(6,228)	(10,592)
Prepaid expenses and other	(8,839)	5,871	(3,728)
Inventories	(30,408)	(47,887)	(26,804)
Accounts payable and accrued liabilities	22,990	29,888	39,783

CASH PROVIDED BY OPERATING ACTIVITIES	416,173	165,563	60,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(49,501)	(5,872)	(24,012)
Proceeds from maturities of investments	6,246	24,244	38,531
Capital expenditures	(119,988)	(155,994)	(218,235)
Proceeds from sales of assets	2,531	6,211	57,364
Other	(249)	(284)	(494)

CASH USED IN INVESTING ACTIVITIES	(160,961)	(131,695)	(146,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of gold production royalty	—	—	75,000
Additions to restricted assets associated with Kensington Term Facility	(1,326)	(2,353)	(966)
Payments on gold production royalty	(73,191)	(43,125)	(15,762)
Proceeds from issuance of notes and bank borrowings	27,500	176,166	40,804
Payments on notes, long-term debt, capital leases, credit facility, and associated costs	(85,519)	(104,595)	(26,226)
Proceeds from gold lease facility	—	18,445	5,108
Payments of gold lease facility	(13,800)	(37,977)	(1,627)
Proceeds from sale-leaseback transactions	—	4,853	12,511
Payments of common stock and debt issuance costs	—	(2,232)	(121)
Other	18	286	—

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(146,318)	9,468	88,721

INCREASE IN CASH AND CASH EQUIVALENTS	108,894	43,336	2,022
Cash and cash equivalents at beginning of year	66,118	22,782	20,760

Cash and cash equivalents at end of year	$175,012	$66,118	$22,782

See accompanying notes to consolidated financial statements

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise specified)

NOTE 1 — NATURE OF OPERATIONS

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

NOTE 2 — BASIS OF PRESENTATION

These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (U.S. GAAP).

Effective July 1, 2009, the Company sold its interest in silver contained at the Broken Hill mine. On August 9, 2010, the Company sold its 100% interest in the Cerro Bayo mine. Consequently, for all of the periods presented, income (loss) from Cerro Bayo and Broken Hill has been presented within discontinued operations in the consolidated statements of operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Adopted Accounting Pronouncements: In January 2010, Accounting Standards Codification (ASC) guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liability that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which was effective for the Company’s fiscal year beginning January 1, 2011. The update had no effect on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 5 — Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.

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

The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third-party smelting and refining costs of $17.7 million, $8.6 million and $6.7 million in 2011, 2010 and 2009, respectively, are recorded as a reduction of revenue.

At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $6,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,800.

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

Receivables: Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable. The Company determined that no allowance against its receivable balances at December 31, 2011 and 2010 were necessary.

Ore on Leach Pad: The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. In August 2007, the Company had ceased mining and crushing operations at the Rochester mine as ore reserves were determined to have been fully mined at then-current market prices. Residual heap leach activities on that pad were expected to continue through 2014.

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

The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

The Company reported ore on the leach pads of $33.9 million as of December 31, 2011, and $18.0 million as of December 31, 2010. As of December 31, 2011, $27.3 million is reported as a current asset and $6.7 million is reported as a non-current asset . As of December 31, 2010, $8.0 million is reported as a current asset and $10.0 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2011, the Company increased its estimated silver ounces contained in the Stage IV heap inventory by 0.7 million ounces and decreased its estimated gold ounces contained in the heap inventory by 298 ounces. During the fourth quarter of 2011, the Company decreased its estimated silver ounces contained in the Stage IV heap inventory by 0.2 million ounces and decreased its estimated gold ounces contained in the heap inventory by 10,828 ounces.

The decrease in estimated silver and gold ounces contained in the heap inventory is due to changes in estimated recoveries anticipated for the remainder of the residual leach phase. The ultimate recovery will not be known until leaching operations cease.

Metal and Other Inventory: Inventories include concentrate ore, doré, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there is work in process inventories at the Endeavor mine, such amounts are of

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and doré inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor mine are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.

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

Drilling and related costs of approximately $7.2 million and $3.7 million, respectively, at December 31, 2011 and December 31, 2010, met the criteria for capitalization listed above at the Company’s properties that are in the development and production stages.

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

Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total probability-weighted estimate of future cash flows on an undiscounted basis are less than the carrying amount of the asset group, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and fair value of the asset group, as determined through the application of present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and required capital investment, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.

As of December 31, 2011, continued suspension of mining operations above the 4,400 meter level at the San Bartolomé mine and the temporary reduction of production at Kensington prompted an impairment review of the carrying value of these mines. The review determined that there were no impairments for the San Bartolome and Kensington mines. The impairment assessment compared the cumulative undiscounted prospective cash flows of each mine to the sum of the carrying values of the long-lived assets at San Bartolomé and Kensington mines as of December 31, 2011.

Restricted Assets: The Company, under the terms of its credit facility, self-insurance, and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2011 and December 31, 2010, the Company held certificates of deposit and cash under these agreements of $28.9 million and $29.0 million, respectively, restricted for these purposes. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

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

Stock-based Compensation Plans: The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) awards using the Black-Scholes option pricing model. Stock options granted are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs is remeasured at each reporting date. Performance shares granted are accounted for as equity based awards and performance shares units are accounted for as liability-based awards. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock based compensation are included in administrative and general expenses, production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2010 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued $1.6 million in interest and penalties at December 31, 2011, related to items under audit review in Bolivia.

Comprehensive Income (loss): Comprehensive income (loss) includes net income (loss) as well as changes in shareholders’ equity that result from transactions and events other than those with stockholders. Items of comprehensive loss include the following:

	2011	2010	2009
Net income (loss)	$93,499	$(91,308)	$(27,066)
Unrealized loss on available for sale securities	(4,975)	—	—
Other	—	(5)	—

Comprehensive income (loss)	$88,524	$(91,313)	$(27,066)

Net Income Per Share: Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of potentially dilutive securities as of December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands except for EPS)
Basic EPS
Income (loss) from continuing operations	$93,499	89,383	$1.05	$(83,184)	87,185	$(0.95)	$(43,002)	71,565	$(0.60)
Income (loss) from discontinued operations	—	—	$—	(8,124)	87,185	$(0.10)	15,936	71,565	$0.22

Net income (loss)	$93,499	89,383	$1.05	$(91,308)	87,185	$(1.05)	$(27,066)	71,565	$(0.38)
Effect of Dilutive Securities
Equity awards	—	342	(0.01)	—	—	—	—	—	—
Diluted EPS
Income (loss) from continuing operations	$93,499	89,725	$1.04	$(83,184)	87,185	$(0.95)	$(43,002)	71,565	$(0.60)
Income (loss) from discontinued operations	—	—	$—	(8,124)	87,185	$(0.10)	15,936	71,565	$0.22

Net income (loss)	$93,499	89,725	$1.04	$(91,308)	87,185	$(1.05)	$(27,066)	71,565	$(0.38)

For the year ended December 31, 2011, 1,059,228 shares of common stock equivalents related to convertible debt and 4,258 equity based awards have not been included in the diluted per share calculation as they are anti-

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

dilutive. For the year ended December 31, 2010, 1,296,231 common stock equivalents related to convertible debt and 496,291 options were not included in the computation of diluted per share calculations as the Company had recorded a net loss from continuing operations for the period. For the year ended December 31, 2009, 1,514,460 common stock equivalents, related to convertible debt and 663,365 options were not included in the computation of diluted per share calculations as the Company had recorded a net loss from continuing operations for the period. Potentially dilutive shares issuable upon conversion of the 3.25% Convertible Senior Notes were not included in the computation of diluted EPS for the years ended December 31, 2011, 2010, and 2009 because there is no excess conversion value over the principal amount of the notes.

Supplemental Cash Flow Information: The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

Non-cash financing and investing activities:	2011	2010	2009
Capital expenditures(1)	$2,936	$(2,589)	$(22,501)
Capital lease obligations	4,510	23,437	20,421
Non-cash capitalized interest	681	3,778	6,765
Non-cash interest paid with stock	—	1,756	2,177
Other cash flow information:
Interest paid	11,033	12,676	12,809
Capitalized interest	2,175	9,885	22,839
Income taxes paid	44,396	9,998	8,963

(1)	Accrued capital expenditures are recognized in the consolidated statements of cash flows in the period in which they are paid.

Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method.

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in their consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pads; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.

NOTE 4 — RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2010, Accounting Standards Codification (ASC) guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liability that fall in either level 2 or level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which was effective for the Company’s fiscal year beginning January 1, 2011. The update had no effect on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 5 —

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.

NOTE 5 — FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,708	$44,708	$—	$—
Short term investments	20,254	20,254	—	—
Marketable securities	19,844	19,844	—	—
Restricted certificates of deposit	548	548	—	—
Put and call options	3,040	5,920	—	—
Silver ounces receivable from Mandalay	814	—	814	—

	$89,208	$91,274	$814	$—

Liabilities:
Royalty obligation embedded derivative	$159,400	$—	$159,400	$—
Put and call options	20,892	20,892	—	—
Other derivative instruments, net	4,012	—	4,012	—

	$184,304	$20,892	$163,412	$—

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

The Company’s short and long term certificates of deposits, put and call options, and gold forward contract are valued using quoted market prices based on forward curves. Such instruments are classified within Level 1 of the fair value hierarchy.

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

The Company had no Level 3 financial assets and liabilities as of December 31, 2011 and 2010.

NOTE 6 — DISCONTINUED OPERATIONS

In August 2010, the Company sold its 100% interest in its subsidiary Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controlled the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million, which were valued at $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

shared equally by Mandalay and the Company. As a result of the sale, the Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

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

The following table details selected financial information included in income (loss) from discontinued operations for the years ended December 31, 2010 and 2009:

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

NOTE 7 — INVESTMENTS AND OTHER MARKETABLE SECURITIES

The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

other comprehensive income. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The Company held no marketable securities as of December 31, 2010. The equity securities reflected in the table below include certain equity securities of silver exploration and development companies that the Company purchased during the year ended December 31, 2011. The following table summarizes the Company’s available-for-sale securities on hand as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Losses	Estimated Fair Value
Marketable securities	$24,819	$(4,975)	$19,844

	$24,819	$(4,975)	$19,844

The Company recognized an unrealized loss of $5.0 million in other comprehensive loss. The Company assessed this unrealized loss and determined it to not be an other than temporary impairment. The Company performs a quarterly assessment on these investments to determine the unrealized gains/(losses) for each period. The Company has the intent and ability to hold these investments until they recover or increase in value. The Company’s management team uses industry knowledge and expertise and has determined that these losses are not other than temporary based on a review of the potential for each development company in which it currently holds investments.

Gross realized gains and losses are based on the carrying value (cost, net of discount or premium) of investments sold. There were no realized gains or losses in any of the periods presented.

In addition, the Company had $20.3 million of short-term investments at December 31, 2011. These investments are primarily in certificates of deposit with various banks and all have maturity dates of less than one year.

NOTE 8 — METAL AND OTHER INVENTORY

Inventories consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Concentrate and doré inventory	$73,590	$81,059
Supplies	59,191	37,281

Metal and other inventory	$132,781	$118,340

NOTE 9 — RECEIVABLES

Receivables consist of the following (in thousands):

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

	December 31, 2011	December 31, 2010
Receivables — current portion
Accounts receivable — trade	$14,366	$14,062
Refundable income tax	11,480	5,363
Refundable value added tax	52,968	36,947
Accounts receivable — other	4,683	2,508

	$83,497	$58,880

Receivables — non-current portion
Refundable value added tax	$40,314	$42,866

NOTE 10 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
Land	$1,432	$713
Building improvements	520,137	499,502
Machinery and equipment	246,584	236,416
Capitalized leases for machinery, equipment, and buildings	76,244	72,326

Property and equipment	844,397	808,957
Accumulated depreciation and amortization	(235,528)	(164,414)

	608,869	644,543
Construction in progress	78,807	23,558

	$687,676	$668,101

The Company’s capital expenditures by segment were as follows:

	Years Ended December 31,
	2011	2010	2009
Rochester	$27,217	$2,349	$310
Martha	3,426	100	1,575
San Bartolomé	17,731	6,159	11,091
Kensington	34,013	92,730	41,289
Palmarejo	36,976	54,226	162,697
Other	625	430	1,273

Net asset additions	$119,988	$155,994	$218,235

Minimum future lease payments under capital and operating leases with terms longer than one year at December 31, 2011 are as follows:

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

Year Ending December 31,	Capital Leases	Operating Leases
2012	$18,322	$5,099
2013	7,811	4,076
2014	2,223	3,963
2015	129	3,795
2016	115	682
2017 and thereafter	—	—

Total minimum payments due	28,600	$17,615
Less: Amount representing interest	(1,590)

Present value of net minimum lease payments	27,010
Less: Current maturities	(17,119)

Non-current portion	$9,891

The Company has also entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income for all operating lease agreements was $14.2 million, $10.5 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 11 — MINING PROPERTIES

December 31, 2011	San Bartolomé	Martha	Palmarejo	Rochester	Endeavor	Kensington	Other	Total
Operational mining properties:	$68,684	$12,644	$134,296	$112,826	$—	$321,456	$—	$649,906
Accumulated depletion	(14,989)	(10,373)	(53,060)	(97,834)	—	(27,160)	—	(203,416)

	53,695	2,271	81,236	14,992	—	294,296	—	446,490
Mineral interest	26,642	—	1,658,389	—	44,033	—	—	1,729,064
Accumulated depletion	(6,007)	—	(158,627)	—	(10,034)	—	—	(174,668)

	20,635	—	1,499,762	—	33,999	—	—	1,554,396
Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$74,330	$2,271	$1,580,998	$14,992	$33,999	$294,296	$142	$2,001,028

December 31, 2010	San Bartolomé	Martha	Palmarejo	Rochester	Endeavor	Kensington	Other	Total
Operational mining properties:	$66,655	$10,096	$128,734	$99,720	$—	$317,156	$—	$622,361
Accumulated depletion	(10,031)	(9,998)	(22,655)	(97,435)	—	(9,092)	—	(149,211)

	56,624	98	106,079	2,285	—	308,064	—	473,150
Mineral interest	26,642	—	1,657,188	—	44,033	—	—	1,727,863
Accumulated depletion	(4,027)	—	(68,026)	—	(6,886)	—	—	(78,939)

	22,615	—	1,589,162	—	37,147	—	—	1,648,924
Non-producing and development properties	—	—	—	—	—	—	142	142

Total mining properties	$79,239	$98	$1,695,241	$2,285	$37,147	$308,064	$142	$2,122,216

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

Kensington:     The Kensington mine is an underground gold mine and consists of the Kensington and adjacent Jualin properties located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company commenced commercial production in July of 2010.

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

On March 28, 2006, CDE Australia reached an agreement with CBH to modify the terms of the original silver purchase agreement. Under the modified terms, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces, up from 17.7 million payable ounces in the original agreement. The silver price-sharing provision was deferred until such time as CDE Australia had received approximately 2 million cumulative ounces of silver from the mine or June 2007, whichever was later. In addition, the silver price-sharing threshold increased to $7.00 per ounce, from the previous level of $5.23 per ounce. The conditions relating to the second payment were also modified and tied to certain paste fill plant performance criteria and mill throughput tests. In January 2008, the mine met the criteria for payment of the additional $26.2 million. This amount was paid on April 1, 2008, plus accrued interest at the rate of 7.5% per annum from January 24, 2008. During late November 2008, the mine exceeded the 2.0 million cumulative ounce threshold and therefore, CDE

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of the silver price sharing provision. As of December 31, 2011, CDE Australia has received approximately 3.6 million payable ounces and the current ore reserve contains approximately 3.9 million payable ounces based on current metallurgical recovery and current smelter contract terms. Expansion of the ore reserve will be required to achieve the maximum payable ounces of silver production as set forth in the modified contract. It is expected that future expansion to the ore reserve will occur as a result of the conversion of portions of the property’s existing inventory of mineralized material and future exploration discoveries. CBH conducts regular exploration to discover new mineralization and to define reserves from surface and underground drilling platforms.

Non-Producing and Development Properties

Joaquin Project, Argentina:     The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property, consisting of over 28,450 hectares (70,300 acres) north of the Company’s Martha silver and gold mine, in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of pre-feasibility and feasibility studies.

NOTE 12 — DEBT AND ROYALTY OBLIGATION

	December 31, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$—	$45,545	$—	$43,220
1.25% Convertible Senior Notes paid in 2011	—	—	1,859	—
Senior Term Notes paid in 2011	—	—	15,000	15,000
Kensington Term Facility	15,398	60,425	25,908	48,322
Capital lease obligations	17,119	9,891	15,759	23,483
Bank loans	85	—	4,791	42

	$32,602	$115,861	$63,317	$130,067

3.25% Convertible Senior Notes

As of December 31, 2011, the outstanding balance of the 3.25% Convertible Senior Notes due 2028 was $48.7 million, or $45.5 million net of debt discount.

The notes are unsecured and bear interest at a rate of 3.25% per year, payable on March 15 and September 15 of each year, beginning on September 15, 2008. The notes mature on March 15, 2028, unless earlier converted, redeemed or repurchased by the Company.

Each holder of the notes may require that the Company repurchase some or all of the holder’s notes on March 15, 2013, March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

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

The notes are convertible under certain circumstances, at the holder’s option, at an conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.

During the year ended December 31, 2010, $99.7 million of the notes were repurchased in exchange for 6.5 million shares of the Company’s common stock which reduced the principal amount of the notes outstanding to $48.7 million ($43.2 million net of debt discount).

The fair value of the notes outstanding, as determined by market transactions at December 31, 2011 and 2010 was $49.2 million and $48.2 million, respectively. The carrying value of the equity component at December 31, 2011 and 2010 was $10.9 million and $10.9 million, respectively.

For the years ended December 31, 2011 and 2010 interest expense recognized was $1.6 million and $2.4 million, respectively, and accretion of the debt discount was $2.3 million and $3.0 million, respectively. The debt discount remaining at December 31, 2011 was $3.1 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.

1.25% Convertible Senior Notes

On January 18, 2011, the Company repurchased $945,000 in aggregate principal amount of the notes pursuant to a Tender Offer Statement filed on December 10, 2010. The Company repurchased the remaining $914,000 in aggregate principal amount of the notes outstanding on January 21, 2011. As of December 31, 2011 the Company had no outstanding 1.25% Convertible Senior Notes.

Senior Term Notes due December 31, 2012

On February 5, 2010 the Company completed the sale of $100 million of Senior Term Notes due in quarterly payments through December 31, 2012. In conjunction with the sale of these notes, the Company also issued 297,455 shares of its common stock valued at $4.2 million as financing costs. The principal on the notes was payable in twelve equal quarterly installments, with the first such installment paid on March 31, 2010. The Company had the option of paying amounts due on the notes in cash, shares of common stock or a combination of cash and shares of common stock. The stated interest rate on the notes was 6.5%, but the payments for principal and interest due on any payment date were computed to give effect to recent share prices, valuing the shares of common stock at 90% of a weighted average share price over a pricing period ending shortly before the payment date.

In December 2010, pursuant to privately-negotiated purchase agreements, the Company re-purchased $36.7 million aggregate principal amount of the Notes for approximately $43.4 million. In October 2011, pursuant to privately-negotiated purchase agreements, the Company repurchased the remaining $18.75 million aggregate principal amount of the Notes for approximately $22.2 million. As of December 31, 2011, the Company had no outstanding Senior Term Notes.

During the twelve months ended December 31, 2011, the Company paid in cash, $11.3 million in principal and $1.3 million in interest. A loss of $5.5 million for the twelve months ended December 31, 2011 was realized in connection with the debt payments and repurchases. The loss is recorded in Gain (loss) on debt extinguishments.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

For the twelve months ended December 31, 2010, the Company paid in cash $57.5 million in principal and $3.3 million in interest and issued 1,060,413 shares of its common stock, valued at $15.8 million, in connection with the quarterly payments. In addition, a loss of $10.0 million for the twelve months ended December 31, 2010 was realized in connection with quarterly debt payments and early payoff premiums. The loss is recorded in Gain (loss) on debt extinguishments.

Kensington Term Facility

As of December 31, 2011 the outstanding balance of the Kensington Term Facility was $75.8 million.

On October 27, 2009, Coeur Alaska, a wholly-owned subsidiary of the Company, entered into a $45.0 million secured term facility to finance construction at the Company’s Kensington mine located north of Juneau, Alaska. On December 20, 2010, the agreement was amended and restated to allow borrowings up to $100 million and to define a payment schedule through December 31, 2015. Coeur Alaska’s obligations under the Kensington term facility are secured by all of Coeur Alaska’s assets and the land mineral rights and infrastructure at the Kensington mine, as well as a pledge of the shares of Coeur Alaska owned by the Company, and are guaranteed by the Company. In connection with the amendment of the credit facility, the guarantee was amended to provide that the Company will limit borrowings or asset dispositions by its Bolivian subsidiary Empresa Minera Manquiri S.A.

Borrowings under the amended Credit Facility bear interest at a rate equal to LIBOR plus 4.5% per year. The fair value of the term facility was $75.8 million as of December 31, 2011. Interest of nil and $1.7 million was capitalized into the loan balance for the years ended December 31, 2011 and 2010, respectively.

As a condition to the Kensington term facility with Credit Suisse noted above, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Call options protecting 136,000 ounces of gold were outstanding at December 31, 2011. The weighted average strike price of the call options was $1,919.83. Put options protecting 190,000 ounces of gold were outstanding at December 31, 2011. The weighted average strike price of the put options was $951.93. Collars protecting 182,500 ounces of gold were outstanding at December 31, 2010. The weighted average put feature of the collar was $911.99 and the weighted average call feature of the collars was $1,795.18.

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

The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of project cash flow to debt service shall be at least 125%, and the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management. As of December 31, 2011, we satisfied such covenants, but we believe it is possible that, absent a waiver, such covenants will not be satisfied as of March 31, 2012. Accordingly, we are working diligently with Credit Suisse to obtain a waiver.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

Other

As of December 31, 2011 and 2010, Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), a wholly owned subsidiary of the Company, had outstanding balances on capital leases of $18.3 million and $28.4 million, respectively.

Other capital leases for equipment and facilities totaling $8.7 million and $10.8 million were outstanding as of December 31, 2011 and 2010, respectively.

On July 6, 2010, the Company entered into a short-term financing agreement with AFCO Credit Corporation of $2.4 million bearing interest at 2.9% to finance insurance premiums. Installments of $0.2 million were paid monthly with the final payment made on June 1, 2011. As of December 31, 2011 and 2010 the outstanding balance was nil and $1.1 million, respectively.

On November 27, 2009, Empresa Minera Manquiri borrowed $5.0 million pursuant to a bank loan from Banco Bisa bearing an interest rate of 6.5% to fund working capital requirements. As of December 31, 2011 and 2010, the outstanding balance was nil and $2.5 million, respectively.

On July 15, 2009, to fund equipment purchases, Coeur Mexicana entered into an equipment financing agreement bearing interest at 8.26% with Atlas Copco. This agreement is secured by certain machinery and equipment. Twenty-four monthly installments will be made on the agreement with the final payment being made on January 31, 2012. As of December 31, 2011, and 2010, the outstanding balance was $0.1 million and $1.2 million, respectively.

Palmarejo Gold Production Royalty Obligation

On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. Coeur Mexicana received total $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares (the “Franco-Nevada warrant”), which was valued at $3 million at closing of the Franco-Nevada transaction. In September, 2010, the warrant was exercised and the related shares were sold for $10.0 million.

The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2011, payments had been made on a total of 143,354 ounces of gold with further payments to be made on an additional 256,646 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the twelve months ended December 31, 2011 and 2010, the Company paid $73.2 million and $43.1 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce.

The Company used an implicit interest rate of 29.3% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the twelve months ended

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

December 31, 2011, 2010, and 2009 of $22.2 million and $20.5 million, and $19.1 million respectively. As of December 31, 2011 and 2010, the remaining minimum obligation under the royalty agreement was $72.1 million and $80.3 million, respectively.

The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 17 — Derivative Financial Instruments and Fair Value of Financial Instruments, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.

Interest Expense

The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the twelve months ended December 31, 2011, 2010 and 2009, the Company expensed interest of $34.8 million, $30.9 million and $18.1 million, respectively.

	Years Ended December 31,
	2011	2010	2009
3.25% Convertible Senior Notes due March 2028	$1,581	$2,394	$5,875
1.25% Convertible Senior Notes due January 2024	1	28	1,454
Senior Term Notes due December 2012	1,381	5,074	—
Senior Secured Floating Rate Convertible Notes due 2012	—	—	887
Kensington Term Facility	4,383	2,017	85
Capital lease obligations	1,620	2,122	1,149
Other debt obligations	1,379	1,423	818
Gold Lease Facility	—	677	1,522
Accretion of Franco Nevada royalty obligation	22,230	20,502	19,054
Amortization of debt issuance costs	2,050	4,047	989
Accretion of debt discount	2,324	2,543	9,094
Capitalized interest	(2,175)	(9,885)	(22,825)

Total interest expense	$34,774	$30,942	$18,102

Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the twelve months ended December 31, 2011, 2010 and 2009, the Company capitalized interest of $2.2 million, $9.9 million and $22.8 million, respectively.

Minimum Debt Repayments

The following is the Company’s scheduled minimum debt repayments at December 31, 2011:

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

December 31,	Minimum Debt Repayments(1)
2012	$74,089
2013	84,571
2014	76,944
2015	79,412
2016	62,877
Thereafter	49,674

427,567
Debt discount	(74,607)
Present value of net scheduled capital lease payments (See Note 10)	27,011

$379,971

(1)

Includes minimum gold production royalty obligation payments due to Franco-Nevada Corporation for royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico.

NOTE 13 — RECLAMATION AND MINE CLOSURE COSTS

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

At December 31, 2011 and 2010, $32.7 million and $27.3 million, respectively, was accrued for reclamation obligations related to currently producing and developmental mineral properties. These amounts are included in reclamation and mine closure liabilities.

The following is a description of the changes to the Company’s asset retirement obligations for the years ended December 31, 2011 and 2010:

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

	Years Ended December 31,
	2011	2010
Asset retirement obligation — January 1	$27,302	$38,193
Adjustment to remove Cerro Bayo Disc. Operations(A)	—	(13,081)
Accretion	2,648	2,334
Additions and changes in estimates	2,822	(104)
Settlements	(58)	(40)

Asset retirement obligation — December 31	$32,714	$27,302

(A)	In August 2010, the Company sold its 100% interest in Compañía Minera Cerro Bayo (“Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”).

In addition, the Company has accrued $1.0 million and $1.8 million as of December 31, 2011 and 2010, respectively, for environmental remediation liabilities related to former mining operations. These amounts are also included in reclamation and mine closure liabilities.

NOTE 14 — INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
	2011	2010	2009
United States	$(38,781)	$(37,710)	$25,650
Foreign	246,617	(54,955)	(101,723)

Total	$207,836	$(92,665)	$(76,073)

The components of the consolidated income tax benefit (expense) from continuing operations were as follows:

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

	Years Ended December 31,
	2011	2010	2009
Current:
United States — Alternative minimum tax	$2,015	$(482)	$(2,249)
United States — Foreign withholding tax	(842)	(1,009)	(1,509)
Argentina	(1,219)	(7,094)	(6,284)
Australia	(1,755)	(251)	592
Mexico	(1,084)	(316)	(124)
Bolivia	(59,660)	(20,268)	(2,673)
Canada	—	—	(53)
Deferred:
Australia	(661)	(541)	200
Bolivia	(207)	(1,388)	(6,221)
Mexico	(28,022)	24,371	37,681
United States	(22,902)	16,459	13,711

Income tax benefit (expense)	($114,337)	$9,481	$33,071

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31
	2011	2010	2009
Tax benefit (expense) from continuing operations	$(72,743)	$32,433	$26,625
State tax provision from continuing operations	(10,600)	4,726	2,282
Percentage depletion and related deductions	—	3,093	2,726
Change in valuation allowance	(6,032)	2,734	20,303
Non-deductible imputed interest	(808)	(1,718)	(1,986)
Uncertain tax positions	(1,279)	(299)	898
U.S. and foreign non-deductible expenses	(10,648)	(9,052)	(3,619)
Foreign exchange rates	(4,440)	(7,066)	2,339
Foreign inflation and indexing	(3,829)	(3,352)	(2,635)
Foreign tax rate differences	22,795	(9,861)	(11,993)
Foreign withholding taxes	(23,246)	(2,986)	(1,509)
Other, net	(3,507)	829	(360)

	($114,337)	$9,481	$33,071

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

As of December 31, 2011 and 2010, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31
	2011	2010
Deferred tax liabilities:
Mineral properties	$453,818	$450,902
Foreign subsidiaries — unremitted earnings	235,116	154,610
Property, plant and equipment, net	68,013	73,168

	756,947	678,680

Deferred tax assets:
Net operating loss carryforwards	128,073	165,362
Foreign subsidiaries — future tax credits	133,160	61,724
Royalty and other long-term debt	48,254	51,134
Capital loss carryforwards	35,562	42,830
Asset retirement obligation	9,638	9,003
Unrealized foreign currency loss and other	3,974	4,857
Accrued expenses	23,247	19,929
Tax credit carryforwards	11,987	11,127
Inventory	6,069	3,050

	399,964	369,016
Valuation allowance	(168,511)	(164,036)

	231,453	204,980

Net deferred tax liabilities	$(525,494)	$(473,700)

The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this decision. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Years Ended December 31
	2011	2010
U.S.	$123,539	$121,159
Argentina	10,739	7,591
Canada	5,390	6,720
New Zealand	27,026	26,871
Other	1,817	1,695

	$168,511	$164,036

The Company continues to monitor the valuation allowance quarterly, and will make the appropriate adjustments as necessary should circumstances change.

U.S. GAAP provides the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a Company’s financial statements. U.S. GAAP prescribes a recognition threshold of more likely than not for all tax positions taken or expected to be taken on a return.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is as follows:

Unrecognized tax benefits at January 1, 2010	$748
Gross increase to current period tax positions	328
Gross decrease to prior period tax positions	—

Unrecognized tax benefits at December 31, 2010	$1,076
Gross increase to current period tax positions	1,279
Gross decrease to prior period tax positions	—

Unrecognized tax benefits at December 31, 2011	$2,355

The Company has decided to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense and has recognized additional interest and penalties of $0.4 million, $0.04 million and $0.03 million during 2011, 2010, and 2009, respectively.

The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions and various others. To the extent there are loss carryovers in any such jurisdictions, the statute of limitations generally remains open.

The Company has previously determined the earnings from certain foreign jurisdictions were not indefinitely reinvested. Accordingly, the Company has recognized deferred taxes and withholding taxes related to those jurisdictions. In 2011, the Company retained its position established in 2008 when it was determined that it was reasonable, appropriate and prudent that a portion of the anticipated future cash flows from Mexico would be indefinitely reinvested to fund ongoing capital improvements and additional exploration activities within and around the Palmarejo operating site. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170 million for the years ended December 31, 2011 and 2010. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.

During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards as of December 31, 2011, by jurisdiction:

	U.S.	Australia	Bolivia	Canada	Chile	Mexico	New Zealand	Other	Total
Regular net operating losses	122,388	—	—	4,798	—	172,532	96,524	6,056	402,298
Alternative minimum tax net operating losses	15,285	—	—	—	—	—	—	—	15,285
Capital losses	90,258	—	—	—	—	—	—	—	90,258
Alternative minimum tax credits	3,645	—	—	—	—	—	—	—	3,645
Foreign tax credits	12,659	—	—	—	—	—	—	—	12,659

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

The U.S. net operating losses expire from 2017 through 2031 and the Canada net operating losses expire from 2028 through 2029. The Mexico net operating losses expire from 2017 to 2019, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2015 while the Canada capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire and foreign tax credits expire if unused by 2019.

NOTE 15 — STOCK-BASED COMPENSATION PLANS

The Company has an annual incentive plan and a long-term incentive plan. Total employee compensation charged to operations and capital projects under these plans was $11.9 million, $10.6 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock options and Stock Appreciation Rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs is remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised. Cash used to settle stock options and SARs for the years ended December 31, 2011 and 2010 was $1.9 million and $0.1 million, respectively.

Restricted stock and restricted stock units granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity-based awards and restricted stock unit awards are accounted for as liability-based awards. Restricted stock units are remeasured at each reporting date. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when vested. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Cash used to settle restricted stock units for the years ended December 31, 2011 and 2010 was $2.2 million, and $0.3 million, respectively.

Performance shares and performance units granted under the Company’s incentive plans are accounted for at fair value. Performance share awards are accounted for as equity-based awards and performance units are accounted for as liability-based awards. Performance shares and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when vested. Cash used to settle performance units for the years ended December 31, 2011 and 2010 was $1.4 million and nil, respectively.

The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2011, 2010 and 2009 for stock based compensation awards was $8.1 million, $7.2 million and $4.9 million, respectively. The SAR’s, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of December 31, 2011, there was $4.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at December 31, 2011. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

	Date of Grant			As of December 31, 2011
	Stock Options 2011	Stock Options 2010	SARs 2010	SARs 2010	SARs 2009
Weighted average fair value of stock options granted and SARs outstanding	$17.85	$9.96	$10.19	$16.63	$16.67
Expected volatility	72.56%	73%	73.7%	82.0%	71.1%
Expected life	6.0 years	6.0 years	6.0 years	4.2 years	3.1 years
Risk-free interest rate	2.3%	2.0%	2.7%	0.64%	0.38%
Expected dividend yield	—	—	—	—	—

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

The following table summarizes stock option and SARs activity for the years ended December 31, 2011, 2010 and 2009:

	Stock Options		SARs
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at December 31, 2008	243,370	$33.80	—	$—
Granted	163,720	10.00	112,471	10.00
Exercised	—	—	—	—
Cancelled/Forfeited	(14,412)	44.36	—	—

Stock options outstanding at December 31, 2009	392,678	23.48	112,471	10.00
Granted	4,089	15.30	151,287	15.40
Exercised	(29,104)	9.81	(16,639)	10.00
Canceled/forfeited	(36,823)	23.31	(16,556)	11.17

Outstanding at December 31, 2010	330,840	24.60	230,563	13.46
Granted	139,916	27.39	—	—
Exercised	(129,785)	11.41	(119,801)	13.10
Canceled/forfeited	(19,364)	40.16	(3,123)	14.46

Outstanding at December 31, 2011	321,607	$30.20	107,639	$13.83

Options to purchase 196,187 shares were exercisable at December 31, 2011 at a weighted average exercise price of $34.51.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.00-$10.00	61,116	$9.77	6.29	34,844	$9.60	5.68
$10.00-$20.00	4,754	$15.75	7.49	2,028	$16.35	6.01
$20.00-$30.00	149,360	$26.66	6.74	55,500	$25.82	2.76
$30.00-$40.00	52,305	$39.16	3.55	49,743	$39.39	3.26
$40.00-$50.00	23,264	$48.50	4.37	23,264	$48.50	4.37
$50.00-$60.00	14,781	$51.40	3.35	14,781	$51.40	3.35
$60.00-$70.00	3,219	$66.60	2.02	3,219	$66.60	2.02
$70.00-$80.00	12,808	$70.90	2.14	12,808	$70.90	2.14

As of December 31, 2011, there was $0.8 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.4 years.

The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2008	73,087	$41.50	—	$—
Granted	98,983	6.90	67,485	6.90
Vested	(32,084)	41.65	—	—
Cancelled/Forfeited	(5,597)	42.32	—	—

Outstanding at December 31, 2009	134,389	15.95	67,485	18.06
Granted	2,363	15.30	91,378	15.40
Vested	(57,926)	21.90	(22,500)	15.24
Cancelled/Forfeited	(14,203)	12.43	(9,947)	15.76

Outstanding at December 31, 2010	64,623	11.37	126,416	27.32
Granted	205,463	27.37	—	—
Vested	(85,323)	19.36	(79,014)	27.87
Cancelled/Forfeited	(11,254)	26.89	(1,884)	25.03

Outstanding at December 31, 2011	173,509	$25.38	45,518	$24.14

As of December 31, 2011, there was $1.6 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.5 years.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

The following table summarizes performance shares and performance units’ activity for the years-ended December 31, 2011, 2010, and 2009:

	Performance Shares		Performance Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2008	54,767	$47.40	—	$—
Granted	98,233	8.60	67,485	8.60
Vested	—	—	—	—
Cancelled/Forfeited	(16,702)	46.70	—	—

Outstanding at December 31, 2009	136,298	16.59	67,485	27.53
Granted	2,363	18.65	91,378	19.94
Vested	—	—	—	—
Cancelled/Forfeited	(37,833)	17.53	(13,840)	20.12

Outstanding at December 31, 2010	100,828	16.29	145,023	35.41
Granted	81,489	42.72	—	—
Vested	(56,830)	23.24	(57,948)	24.68
Cancelled/Forfeited	(19,558)	48.62	(2,536)	25.03

Outstanding at December 31, 2011	105,929	$26.92	84,539	$39.78

As of December 31, 2011, there was $1.9 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 1.7 years.

NOTE 16 — DEFINED CONTRIBUTION AND 401(k) PLANS

Defined Contribution Plan

The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions charged to expense and capital projects were $1.5 million, $1.0 million and $0.7 million for 2011, 2010 and 2009, respectively, which is based on a percentage of the salary of eligible employees.

401(k) Plan

The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Employees have the option of investing in twelve different types of investment funds. Total plan expenses recognized in the Company’s consolidated financial statements were $1.4 million, $0.9 million and $0.5 million in 2011, 2010 and 2009, respectively and plan expenses charged to operations were $1.4 million, $0.7 million and $0.3 million, respectively.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL

INSTRUMENTS

Palmarejo Gold Production Royalty

On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation described in Note 12 — Debt and Royalty Obligation, Palmarejo Gold Production Royalty Obligation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of December 31, 2011, a total of 256,646 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at December 31, 2011 and December 31, 2010 was a liability of $159.4 million and $162.0 million, respectively. The Franco-Nevada warrant was a contingent option to acquire 316,436 common shares of Franco-Nevada for no additional consideration, once the mine satisfied certain completion tests stipulated in the agreement. On September 19, 2010, the Company exercised these warrants and received the related shares, which were sold for net proceeds to the Company of $10.0 million. The Franco-Nevada warrant was considered a derivative instrument. The fair value of the warrant at December 31, 2009 was $6.3 million. These derivative instruments are recorded in prepaid expenses and other and current or non-current portion of royalty obligation on the balance sheet and are adjusted to fair value through current earnings. During the twelve months ended December 31, 2011, mark-to-market adjustments for the embedded derivative amounted to a gain of $2.6 million. For the same period in 2010, a loss of $84.0 million was recorded for mark-to-market adjustments for the embedded derivative and a gain of $3.5 million was recorded for the warrant. For the twelve months ended December 31, 2011, realized losses on settlement of the liabilities were $42.8 million. For the twelve months ended December 31, 2010, realized losses on settlements of liabilities were $18.2 million. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the consolidated statements of operations.

Forward Foreign Exchange Contracts

The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At December 31, 2011, the Company had MXP foreign exchange contracts of $25.5 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.40 MXP to each U.S. dollar and had a fair value of $(3.2) million at December 31, 2011. The Company recorded mark-to-market gains (losses) of $(3.2) million, ($1.3) million, and $1.3 million for the twelve months ended December 31, 2011, 2010, and 2009 respectively, which is reflected in the consolidated statement of operations in Fair value adjustments, net. The Company recorded realized gains of $0.4 million, $1.6 million, and $1.5 million in Production costs applicable to sales during the twelve months ended December 31, 2011, 2010, and 2009 respectively.

Gold Lease Facility

On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). This facility permitted the Company to lease amounts of gold from MIC and obligated the Company to deliver the same amounts back to MIC and to pay specified lease fees to MIC equivalent to interest at market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility were secured by certain collateral. The collateral agreement specified the maximum amount of gold the Company was permitted to lease from MIC, as well as the amount and type of collateral.

On December 23, 2010, the Company entered into an Amendment No. 5 to the second Amended and Restated Collateral Agreement, lowering the value of the collateral required to secure its obligations to 30% of the outstanding amount, including lease fees. The Company terminated the facility effective November 11, 2011.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

As of December 31, 2011, the company had no gold leased from MIC. As of December 31, 2010, the Company had 10,000 ounces of gold leased from MIC. The Company delivered these ounces of gold to MIC on March 22, 2011. The Company accounted for the gold lease facility as a derivative instrument, which was recorded in accrued liabilities and other in the balance sheet.

As of December 31, 2010 based on the current futures metals prices for each of the delivery dates and using a 3.1% discount rate, the fair value of the instrument was a liability of $14.1 million. The pre-credit risk adjusted fair value of the net derivative liability as of December 31, 2010 was $14.2 million. A credit risk adjustment of $0.1 million to the fair value of the derivative reduced the reported amount of the net derivative liability on the Company’s consolidated balance sheet to $14.1 million. Mark-to-market adjustments for the gold lease facility amounted to a gain of $2.9 million for the twelve months ended December 31, 2010, and a loss of $6.3 million for the twelve months ended December 31, 2009. The Company recorded realized losses of $2.3 million, $10.1 million and $0.2 million for the twelve months ended December 31, 2011, 2010, and 2009, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

Concentrate Sales Contracts

The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices and the provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other), or derivative liabilities (in Accrued liabilities and other), on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. At December 31, 2010, the Company had outstanding provisionally priced sales of $35.7 million consisting of 0.6 million ounces of silver and 12,758 ounces of gold, which had a fair value of approximately $37.4 million including the embedded derivative.

Commodity Derivatives

During the twelve months ended December 31, 2011, the Company settled an outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380 per ounce, which resulted in a realized gain of $0.5 million. During 2009, the Company purchased silver put options to reduce risk associated with potential decreases in the market price of silver. During the twelve months ended December 31, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $2.1 million for the twelve months ended December 31, 2010, which are included in Fair value adjustments, net. During the twelve months ended December 31, 2009, the Company recorded realized gains of $0.9 million, which are included in Fair value adjustments, net. There were no put options outstanding under this program at December 31, 2011 and 2010.

In connection with the Kensington Term Facility described in the Note 12 — Debt and Royalty Obligations, at December 31, 2011, the Company had written outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At December 31, 2011, the Company had outstanding put options allowing it to sell 190,000 ounces of gold at a weighted average strike price of $951.93 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next five years. As of December 31, 2011, the fair market value of

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

these contracts was a net liability of $17.9 million. During the twelve months ended December 31, 2011, 35,000 ounces of gold call options at a weighted average strike price of $1,772.89 per ounce expired. The Company recorded an unrealized loss of $3.1 million for the twelve months ended December 31, 2011, included in fair value adjustments, net. In addition, 72,750 ounces of gold call options were settled in the twelve months ended December 31, 2011 and the Company recorded a realized loss of $5.3 million related to the transaction. For the twelve months ended December 31, 2011, 53,750 ounces of gold put options at a weighted average strike price of $866.48 per ounce expired.

In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, Coeur received 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The first and second installments of 20,833 ounces were received on September 30, 2011 and December 31, 2011 and the Company realized a $0.5 million gain on the settlement. The Company recognized a mark to market loss of $0.8 million associated with this silver in the twelve months ended December 31, 2011. The silver had a fair value of $2.3 million at December 31, 2011 and $3.9 million at December 31, 2010.

As of December 31, 2011, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2012	2013	2014	Thereafter
Palmarejo gold production royalty	$27,707	$25,097	$24,895	$49,563
Average gold price in excess of minimum contractual deduction	$496	$502	$498	$492
Notional ounces	55,833	50,004	50,004	100,805
Mexican peso forward purchase contracts	$25,500	—	—	—
Average rate (MXP/$)	$12.4	—	—	—
Mexican peso notional amount	316,090	—	—	—
Silver ounces receivable Mandalay	$1,535	—	—	—
Average silver forward price	$18.42	—	—	—
Notional ounces	83,333	—	—	—
Silver concentrate sales agreements	$6,219	—	—	—
Average silver price	$32.74	—	—	—
Notional ounces	189,975	—	—	—
Gold concentrate sales agreements	$16,309	—	—	—
Average gold price	$1,681	—	—	—
Notional ounces	9,701	—	—	—
Gold put options purchased	$2,880	$1,800	$720	—
Average gold strike price	$923	$928	$979	$1,010
Notional ounces	68,000	45,000	47,000	30,000
Gold call options sold	$—	$1,800	$720	—
Average gold strike price	$2,000	$1,827	$1,934	$2,000
Notional ounces	14,000	45,000	47,000	30,000

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

The following summarizes classification of the fair value of the derivative instruments as of December 31, 2011 and 2010:

	As of December 31, 2011
	Prepaid Expenses and Other	Accrued Liabilities and Other	Other Long- Term Liabilities	Current Portion of Royalty Obligation	Non-Current Portion of Royalty Obligation
Silver ounces receivable Mandalay	$814	$—	$—	$—	$—
Forward foreign exchange contracts	—	3,188	—	—	—
Palmarejo gold production royalty	—	—	—	37,206	122,194
Put and call options, net	—	3,183	14,669	—	—
Concentrate sales contracts	—	825	—	—	—

	$814	$7,196	$14,669	$37,206	$122,194

	As of December 31, 2010
	Prepaid Expenses and Other	Other Non-Current Assets	Accrued Liabilities and Other	Other Long Term Liabilities	Current Portion of Royalty Obligation	Non-Current Portion of Royalty Obligation
Gold lease facility	$—	$—	$2,213	$—	$—	$—
Gold forward contract	425	—	—	—	—	—
Silver ounces receivable Mandalay	531	1,063	—	—	—	—
Forward foreign exchange contracts	328	—	323	—	—	—
Palmarejo gold production royalty	—	—	—	—	28,745	133,258
Put and call options, net	—	—	1,471	13,277	—	—
Concentrate sales contracts	1,703	—	23	—	—	—

	$2,987	$1,063	$4,030	$13,277	$28,745	$133,258

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

The following represent mark-to-market gains (losses) on derivative instruments during the years ended December 31, 2011, 2010, and 2009:

Financial Statement Line	Derivative	Years Ended December 31,
		2011	2010	2009
Sales of metal	Concentrate sales contracts	$2,505	$1,636	$1,191
Production costs applicable to sales	Forward foreign exchange contracts	383	1,638	1,474
Fair value adjustments, net	Gold lease facility	(132)	2,885	(6,292)
Fair value adjustments, net	Forward foreign exchange contracts	(3,192)	(1,330)	1,335
Fair value adjustments, net	Forward gold contract	34	425	—
Fair value adjustments, net	Silver ounces receivable	(276)	1,594	—
Fair value adjustments, net	Palmarejo gold royalty	(40,046)	(83,989)	(78,014)
Fair value adjustments, net	Franco-Nevada warrant	—	3,451	3,340
Fair value adjustments, net	Put and call options	(8,438)	(11,795)	(2,953)

		$(49,162)	$(85,485)	$(79,919)

In the years ended December 31, 2011, 2010 and 2009 the Company recorded realized gains (losses) of ($49.5) million, ($28.3) million and $0.4 million, respectively, in fair value adjustments, net and a realized gain of $0.4 million, $1.6 million and $1.5 million, respectively, recorded in production costs applicable to sales related to forward foreign exchange contracts.

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

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Labor Union Contract

The Company maintains two labor agreements in South America with Associacion Obrera Minera Argentina at its Martha mine in Argentina and Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The Martha mine labor agreement is effective from June 12, 2006 to June 30, 2012. The San Bartolomé mine labor agreement, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2010, approximately 14.4% of the Company’s worldwide labor force was covered by collective bargaining agreements.

Termination Benefits

The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provides a financial benefit in the form of severance pay to terminated employees if their employment is terminated due to curtailment of operations. The individual benefit is based on the employee’s service time and rate of pay at the time of termination. The Rochester mine resumed mining and crushing

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

operations in late 2011, and currently employs upwards of 200 employees. This termination benefit program has been extended to include newly hired employees. As of December 31, 2011, the total benefit expected to be incurred under this plan is approximately $4.5 million. The liability is recognized at the discounted amount and accreted over the service period.

The amount accrued as of December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010
Beginning Balance	$1,105	$589
Accruals	2,230	516
Payments	—	—

Ending Balance	$3,335	$1,105

The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for postemployment benefits in these locations of approximately $7.4 million and $4.9 million as of December 31, 2011 and 2010, respectively.

Kensington Production Royalty

On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), acquired the 50% ownership interest of Echo Bay Exploration Inc. (“Echo Bay”) in the Kensington property from Echo Bay and Echo Bay Alaska, Inc., giving Coeur 100% ownership of the Kensington property. Coeur Alaska is obligated to pay Echo Bay a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at $400 gold prices to a maximum of 2 1/2% at gold prices above $475.

Rochester Production Royalty

The Company acquired the Rochester property from ASARCO in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.04 per ounce up to a maximum rate of 5% . Royalty expense was $2.2 million for the year ended December 31, 2011 and $0.2 million for the year ended December 31, 2010.

Palmarejo Gold Production Royalty

On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Please see Note 12 — Debt and Royalty Obligation, Palmarejo Gold Production Royalty, for further discussion on the royalty obligation.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

NOTE 19 — SIGNIFICANT CUSTOMERS

The Company refines its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Mexico, Switzerland, Australia, Germany, China, and the United States (Penoles, Valcambi, Nyrstar, Aurubis, China National Gold and Johnson Matthey).

The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company currently has six trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 82%, 83% and 83% of total metal sales in 2011, 2010 and 2009, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

Sales of silver and gold concentrates to third party smelters (Penoles, Nyrstar, Aurubis and China National Gold) amounted to approximately 18%, 17% and 17% of total metal sales for the years ended December 31, 2011, 2010 and 2009, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

The following table indicates customers that have 10% or more of total revenue (in thousands):

Customer	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Segments reporting revenue
Valcambi	$385.5	$174.1	$96.0	Palmarejo, San Bartolomé
Auramet	50.8	79.0	71.5	Palmarejo
Penoles	13.3	53.9	45.0	Martha
China Gold	108.9	23.6	—	Kensington
International Commodities	112.6	36.7	6.1	Palmarejo, San Bartolomé, Rochester
Mitsui	105.1	45.9	35.8	Palmarejo, San Bartolomé, Rochester

NOTE 20 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, the Chief Operating Officer and the President of South American Operations.

The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington, and Endeavor mining properties. As of July 30, 2009, the Company completed the sale of its interest in the Broken Hill mine (See Note 6). As of August 9, 2010, the Company completed the sale of its Cerro Bayo mine (See Note 6). All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to smelters located in Mexico. The Kensington mine sells precious metals and concentrates, typically under long-term contracts to smelters in China

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

and Germany. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé, mines are principally sold on a spot basis to precious metals trading banks, such as Standard Bank, Mitsubishi, Auramet and Mitsui. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australia smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items, and extraordinary items.

Revenues from silver sales were $662.6 million, $356.9 million and $238.4 million in 2011, 2010, and 2009, respectively. Revenues from gold sales were $358.6 million, $158.5 million and $61.9 million in 2011, 2010, and 2009, respectively.

Financial information relating to the Company’s segments is as follows:

	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other(3)	Total
Year Ended December 31, 2011
Sales of metals	$513,097	$267,502	$151,186	$57,331	$13,347	$18,737	$—	$1,021,200
Productions costs applicable to sales	(186,201)	(79,679)	(101,672)	(28,257)	(15,513)	(8,634)	—	(419,956)
Depreciation and depletion	(159,264)	(22,410)	(35,839)	(2,824)	(556)	(3,148)	(459)	(224,500)

Gross profit (loss)	167,632	165,413	13,675	26,250	(2,722)	6,955	(459)	376,744
Exploration expense	6,863	248	1,102	1,989	6,367	—	2,559	19,128
Other operating expenses	949	342	317	19,931	156	(1)	29,126	50,820

OPERATING INCOME (LOSS)	159,820	164,823	12,256	4,330	(9,245)	6,956	(32,144)	306,796
Interest and other income	(9,099)	156	4	57	(544)	—	2,815	(6,610)
Interest expense	(23,453)	(45)	(4,889)	(21)	(458)	—	(5,908)	(34,774)
Loss on debt extinguishment	—	—	—	—	—	—	(5,526)	(5,526)
Fair value adjustments, net	(40,046)	—	(8,438)	—	—	—	(3,566)	(52,050)
Income tax benefit (expense)	(28,023)	(59,867)	(31)	—	(1,219)	—	(25,197)	(114,337)

Income (loss) from continuing operations	59,199	105,067	(1,098)	4,366	(11,466)	6,956	(69,525)	93,499
Loss from discontinued operations	—	—	—	—	—	—	—	—
Loss on sale of net assets of discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$59,199	$105,067	$(1,098)	$4,366	$(11,466)	$6,956	$(69,525)	$93,499
Segment assets(1)	$2,029,769	$276,423	$507,891	$76,852	$19,717	$35,686	$16,792	$2,963,130
Capital expenditures(2)	$36,976	$17,731	$34,013	$27,217	$3,426	$—	$625	$119,988

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other(3)	Total
Year Ended December 31, 2010
Sales of metals	$230,024	$142,989	$23,628	$54,323	$53,875	$10,618	$—	$515,457
Productions costs applicable to sales	(127,658)	(60,023)	(14,043)	(24,760)	(27,040)	(4,112)	—	(257,636)
Depreciation and depletion	(91,505)	(19,650)	(17,487)	(1,890)	(8,525)	(1,989)	(573)	(141,619)

Gross profit (loss)	10,861	63,316	(7,902)	27,673	18,310	4,517	(573)	116,202
Exploration expense	4,658	9	659	190	5,791	—	2,942	14,249
Other operating expenses	352	—	170	1,544	—	—	24,987	27,053

OPERATING INCOME (LOSS)	5,851	63,307	(8,731)	25,939	12,519	4,517	(28,502)	74,900
Interest and other income	914	(373)	(26)	681	(3,974)	—	3,549	771
Interest expense	(21,567)	(325)	(1,591)	—	(90)	—	(7,369)	(30,942)
Loss on debt extinguishment	—	—	—	—	—	—	(20,300)	(20,300)
Fair value adjustments, net	(98,707)	—	(13,783)	—	—	—	(4,604)	(117,094)
Income tax benefit (expense)	16,901	(21,655)	(8)	—	(8,523)	—	22,766	9,481

Income (loss) from continuing operations	(96,608)	40,954	(24,139)	26,620	(68)	4,517	(34,460)	(83,184)
Loss from discontinued operations	—	—	—	—	—	—	(6,029)	(6,029)
Loss on sale of net assets of discontinued operations	—	—	—	—	—	—	(2,095)	(2,095)

Net income (loss)	$(96,608)	$40,954	$(24,139)	$26,620	$(68)	$4,517	$(42,584)	$(91,308)

Segment assets(1)	$2,119,367	$260,653	$512,401	$29,734	$21,290	$39,530	$17,414	$3,000,389
Capital expenditures(2)	$54,226	$6,159	$92,730	$2,349	$100	$—	$430	$155,994

	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other(3)	Total
Year Ended December 31, 2009
Sales of metals	$90,560	$113,701	$—	$45,472	$44,820	$5,808	$—	$300,361
Productions costs applicable to sales	(66,262)	(80,878)	—	(24,206)	(17,896)	(2,069)	—	(191,311)
Depreciation and depletion	(52,043)	(18,510)	—	(1,852)	(7,410)	(1,269)	(292)	(81,376)

Gross profit (loss)	(27,745)	14,313	—	19,414	19,514	2,470	(292)	27,674
Exploration expense	5,615	34	297	—	3,119	—	3,991	13,056
Other operating expenses	968	—	39	912	—	—	21,619	23,538
OPERATING INCOME (LOSS)	(34,328)	14,279	(336)	18,502	16,395	2,470	(25,902)	(8,920)
Interest and other income	1,075	1,075	3	(168)	(1,953)	—	1,616	1,648
Interest expense	(14,213)	(125)	(16)	—	(401)	—	(3,347)	(18,102)
Loss on debt extinguishment	—	—	—	—	—	—	31,528	31,528
Fair value adjustments, net	(78,148)	—	(965)	—	—	—	(3,114)	(82,227)
Income tax benefit (expense)	45,063	(8,894)	5	—	(6,284)	—	3,181	33,071

Income (loss) from continuing operations	(80,551)	6,335	(1,309)	18,334	7,757	2,470	3,962	(43,002)
Loss from discontinued operations	—	—	—	—	—	—	(9,601)	(9,601)
Loss on sale of net assets of discontinued operations	—	—	—	—	—	—	25,537	25,537

Net income (loss)	$(80,551)	$6,335	$(1,309)	$18,334	$7,757	$2,470	$19,898	$(27,066)

Segment assets(1)	$2,129,024	$276,926	$397,457	$31,232	$33,024	$39,852	$46,948	$2,954,463
Capital expenditures(2)	$162,697	$11,091	$41,289	$310	$1,575	$—	$1,273	$218,235

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

(1)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(2)	Balances represent cash flow amounts

(3)	Includes discontinued operations

	2011	2010	2009
Assets
Total assets for reportable segments	$2,963,130	$3,000,389	$2,954,463
Cash and cash equivalents	175,012	66,118	22,782
Short-term investments	20,254	—	—
Other assets	106,045	91,020	76,790

Total consolidated assets	$3,264,441	$3,157,527	$3,054,035

Geographic Information

	As of December 31,
	2011	2010	2009
Long Lived Assets:
United States and other	$515,096	$488,104	$401,320
Australia	33,999	37,147	39,136
Chile	65	14	25,628
Argentina	5,213	1,882	12,392
Bolivia	230,956	234,306	248,667
Mexico	1,903,375	2,028,864	2,051,950

Total	$2,688,704	$2,790,317	$2,779,093

	Twelve Months Ended December 31,
	2011	2010	2009
Revenues:
United States	$208,517	$77,951	$45,473
Australia	18,737	10,618	5,807
Argentina	13,347	53,875	44,820
Bolivia	267,502	142,988	113,701
Mexico	513,097	230,025	90,560

Total	$1,021,200	$515,457	$300,361

NOTE 21 — LITIGATION AND OTHER EVENTS

Sites Related to Callahan Mining Corporation

In 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. Since then, the Company has received requests for information or notices of potential liability from state or federal

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

agencies with regard to Callahan’s operations at sites in Idaho, Maine, Colorado and Washington. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at these sites. Therefore, the Company believes that it is not liable for any potential cleanup costs either directly as an operator or indirectly as a parent. To date, none of these agencies have made any claims against the Company or Callahan for cleanup costs. The Company anticipates that further agency interaction may be possible with respect to two of these sites:

Callahan operated a mine and mill in Brooksville, Maine from 1968 until 1972 and subsequently disposed of the property. In 2000, the U.S. Environmental Protection Agency, or EPA, made a formal request to the Company for information regarding the site. The site was placed on the National Priorities List on September 5, 2002, and the Maine Department of Transportation, a partial owner of the property, signed a consent order in 2005. In January 2009, the EPA and the State of Maine made additional formal requests to the Company for information relating to the site, to which the Company responded. The first phase of cleanup at the site began in April 2011.

The Van Stone Mine in Stevens County, Washington consists of several parcels and was mined from 1926 until 1993. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it, among others, is a potentially liable person (PLP) under Washington law. American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. The Company has no further information on the investigation and has not received any further notices.

Bolivian Temporary Restriction on Mining above 4,400 Meters

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives that hold their rights through COMIBOL. The Company adjusted its San Bartolomé mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction.

In March 2010, the San Bartolomé mine began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit, which was confirmed to be excluded from the October 2009 resolution, under an agreement with the cooperatives. In December 2011, a further area in the deposit, known as Huacajchi Sur was further confirmed to be open for mining as well. Other mining areas above the 4,400 meter level continue to be suspended. The mine plan adjustment may reduce production until the Company is able to resume mining above 4,400 meters. The Company believes this is a temporary suspension, although it is uncertain at this time how long the suspension will remain in place. If the restriction is not lifted, the Company may need to write down the carrying value of the asset.

Unpatented Mining Claims Dispute at Rochester in Nevada

On December 5, 2011, Coeur Rochester filed a lawsuit in the Sixth Judicial District Court of Nevada against Rye Patch Gold Corp and Rye Patch Gold US, Inc. seeking a declaratory judgment as to Coeur Rochester’s ownership of 447 unpatented mining claims covering approximately 8,600 acres of federal lands in and surrounding the Coeur Rochester mine operation. On December 5, 2011, Rye Patch Gold US, Inc. filed a similar action asserting its interest in the claims in the Second Judicial District Court of Nevada. The Rye Patch action was subsequently moved to the Sixth Judicial Court and consolidated with Coeur Rochester’s pending

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

action. The dispute stems from competing asserted interests in the mining claims between Coeur Rochester and Rye Patch following Coeur Rochester’s inadvertent failure to pay annual mining claim maintenance fees. On December 5, 2011, the court issued a temporary restraining order prohibiting Rye Patch from entering the property. On December 20, 2011, following a hearing, the District Court judge issued a preliminary injunction, enjoining Rye Patch from entering certain active mine areas at the Coeur Rochester mine operation. The legal action is pending in the State District Court with a trial date set for November 2012. The Company believes it holds a superior property interest to Rye Patch based on flaws in the Rye Patch claims, and the Company’s prior valid possessory rights in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending. We cannot predict how the court will rule on the ownership interest in the claims and if all or some of the claims at issue will be retained by the Company. The Company believes there would be no impact to the current silver and gold reserves at Coeur Rochester assuming an adverse outcome. However, the Company does believe an adverse outcome would cause it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome.

The Rochester property is also the subject of an administrative appeal filed by Great Basin Resource Watch (“GBRW”) with the Interior Board of Land Appeals (“IBLA”). This appeal challenges the decision of the U.S. Bureau of Land Management (“BLM”) decision to approve a plan of operations amendment permitting resumed mining in the existing mine pit and construction of a new heap leach pad. GBRW asserts that the National Environmental Policy Act (“NEPA”) required an Environmental Impact Statement for the plan of operations amendment, as opposed to the Environmental Assessment (“EA”) that was prepared. GBRW further alleges that BLM violated the Federal Land Policy & Management Act (“FLPMA”) by failing to avoid unnecessary and undue degradation of public lands. Because GBRW did not seek a stay of BLM’s decision, operations are proceeding as approved. Coeur was granted intervenor status in the appeal and is actively participating in its resolution. The BLM and Coeur assert that the EA complies with NEPA and that BLM complied with FLPMA by, among other things, requiring mitigation of any possible future effects on water quality. BLM is expected to submit additional information to the IBLA in March 2012. We cannot predict whether this will result in further briefing with the IBLA, when the IBLA will rule on the appeal or what impact, if any, an adverse ruling may have on Rochester’s operations.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

NOTE 22 — SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (In thousands, except per share data):

	Q1	Q2	Q3	Q4
2011
Sales of metals	$199,624	$231,090	$343,575	$246,911
Income from continuing operations	12,464	38,611	31,060	11,364

Net income	$12,464	$38,611	$31,060	$11,364
Depreciation, depletion, and amortization	50,041	57,641	58,652	58,166
Production costs	92,474	77,102	141,253	109,127
Explorations	2,762	4,077	4,772	7,517
Other operating expenses	15,805	12,931	11,507	10,577
Cash provided by operating activities	35,786	111,065	181,911	87,411
Capital expenditures	15,918	25,764	38,099	40,207
Basic net loss per share:
Income from continuing operations	0.14	0.43	0.35	0.13

Net income	$0.14	$0.43	$0.35	$0.13

Diluted net income per share:
Income from continuing operations	0.14	0.43	0.35	0.13

Net income	$0.14	$0.43	$0.35	$0.13

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise specified)

	Q1	Q2	Q3(1)	Q4
2010
Sales of metals	$88,289	$101,018	$118,564	$207,586
Loss from continuing operations	(10,046)	(44,801)	(23,259)	(5,078)
Income (loss) from discontinued operations(1)	(2,812)	(5,943)	631	—
Net loss	$(12,858)	$(50,744)	$(22,628)	$(5,078)
Depreciation, depletion, and amortization	28,773	29,983	37,801	45,062
Production costs	51,019	58,590	60,402	87,625
Explorations	2,520	3,161	3,804	4,764
Other operating expenses	8,180	7,424	6,045	3,417
Cash provided by operating activities	(9,231)	32,456	12,939	129,399
Capital expenditures	47,189	45,467	36,783	26,555
Basic net loss per share:
Loss from continuing operations	(0.12)	(0.51)	(0.26)	(0.06)
Income (loss) from discontinued operations(1)	(0.04)	(0.07)	0.01	—

Net loss	$(0.16)	$(0.58)	$(0.25)	$(0.06)

Diluted net loss per share:
Loss from continuing operations	(0.12)	(0.51)	(0.26)	(0.06)
Income (loss) from discontinued operations(1)	(0.04)	(0.07)	0.01	—

Net loss	$(0.16)	$(0.58)	$(0.25)	$(0.06)

(1)	In August 2010, the Company sold its 100% interest in Compañía Minera Cerro Bayo to Mandalay Resources Corporation.

NOTE 23 — SUBSEQUENT EVENTS

The Company has not identified any subsequent events as of the date of this filing.