Form 10-Q
period 2012-03-31
COEUR D ALENE MINES CORP
filed 2012-05-07
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 001-08641
____________________________________________
COEUR D’ALENE MINES CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________

Idaho	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box I, 505 Front Ave. Coeur d’Alene, Idaho	83816
(Address of principal executive offices)	(Zip Code)
(208) 667-3511
(Registrant’s telephone number, including area code)
_________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,886,250 shares were issued and outstanding as of May 4, 2012.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		March 31, 2012	December 31, 2011
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$151,883	$175,012
Short term investments	5	1,316	20,254
Receivables	6	84,782	83,497
Ore on leach pad		29,773	27,252
Metal and other inventory	7	151,049	132,781
Deferred tax assets	12	2,090	1,869
Restricted assets		456	60
Prepaid expenses and other		19,943	24,218
		441,292	464,943
NON-CURRENT ASSETS
Property, plant and equipment, net	8	693,569	687,676
Mining properties, net	9	1,975,364	2,001,027
Ore on leach pad, non-current portion		10,613	6,679
Restricted assets		29,247	28,911
Marketable securities	5	20,268	19,844
Receivables, non-current portion	6	41,641	40,314
Debt issuance costs, net		1,633	1,889
Deferred tax assets	12	202	263
Other		12,664	12,895
TOTAL ASSETS		$3,226,493	$3,264,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$64,307	$78,590
Accrued liabilities and other		8,875	13,126
Accrued income taxes		13,577	47,803
Accrued payroll and related benefits		13,244	16,240
Accrued interest payable		1,122	559
Current portion of capital leases and other debt obligations	10	80,857	32,602
Current portion of royalty obligation	10,15	64,739	61,721
Current portion of reclamation and mine closure	11	1,978	1,387
Deferred tax liabilities	12	284	53
		248,983	252,081
NON-CURRENT LIABILITIES
Long-term debt and capital leases	10	63,934	115,861
Non-current portion of royalty obligation	10,15	176,119	169,788
Reclamation and mine closure	11	32,488	32,371
Deferred tax liabilities	12	535,180	527,573
Other long-term liabilities		28,236	30,046
		835,957	875,639
COMMITMENTS AND CONTINGENCIES (Notes 10, 11, 12, 13, 14, 15 and 16)
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, 89,882,510 issued at March 31, 2012 and 89,655,124 issued at December 31, 2011		899	897
Additional paid-in capital		2,586,063	2,585,632
Accumulated deficit		(440,858)	(444,833)
Accumulated other comprehensive loss		(4,551)	(4,975)
		2,141,553	2,136,721
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,226,493	$3,264,441

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands, except share data)
Sales of metal	$204,564	$199,624
Production costs applicable to sales	(92,554)	(92,474)
Depreciation, depletion and amortization	(52,592)	(50,041)
Gross profit	59,418	57,109
COSTS AND EXPENSES
Administrative and general	7,596	12,231
Exploration	6,567	2,762
Pre-development, care, maintenance and other	1,068	3,574
Total cost and expenses	15,231	18,567
OPERATING INCOME	44,187	38,542
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	—	(467)
Fair value adjustments, net	(23,113)	(5,302)
Interest income and other	5,007	1,934
Interest expense, net of capitalized interest	(6,670)	(9,304)
Total other income and expense	(24,776)	(13,139)
Income before income taxes	19,411	25,403
Income tax provision	(15,436)	(12,939)
NET INCOME	$3,975	$12,464
BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Net income	$0.04	$0.14
Diluted income per share:
Net income	$0.04	$0.14
Weighted average number of shares of common stock
Basic	89,591	89,288
Diluted	89,821	89,653
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands)
Net income	$3,975	$12,464
OTHER COMPREHENSIVE INCOME:
Unrealized gain on available for sale securities	424	—
Other comprehensive income	424	—
COMPREHENSIVE INCOME	$4,399	$12,464
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended March 31, 2012
(Unaudited)

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$(4,975)	$2,136,721
Net income	—	—	—	3,975	—	3,975
Other comprehensive income	—	—	—	—	424	424
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	228	2	431	—	—	433
Balances at March 31, 2012	89,883	$899	$2,586,063	$(440,858)	$(4,551)	$2,141,553
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,975	$12,464
Add (deduct) non-cash items
Depreciation, depletion and amortization	52,592	50,041
Accretion of discount on debt and other assets, net	541	450
Accretion of royalty obligation	4,580	5,267
Deferred income taxes	7,677	5,870
Loss on debt extinguishment	—	467
Fair value adjustments, net	21,778	6,661
Loss on foreign currency transactions	299	109
Share-based compensation	2,137	8,155
Other non-cash charges	256	632
Changes in operating assets and liabilities:
Receivables and other current assets	(2,956)	(4,841)
Prepaid expenses and other	4,774	(19)
Inventories	(24,722)	(12,493)
Accounts payable and accrued liabilities	(53,929)	(36,977)
CASH PROVIDED BY OPERATING ACTIVITIES	17,002	35,786
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments	(1,035)	(1,229)
Proceeds from sales and maturities of short term investments	20,018	586
Capital expenditures	(31,647)	(15,918)
Other	185	(51)
CASH USED IN INVESTING ACTIVITIES	(12,479)	(16,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	27,500
Payments on long-term debt, capital leases, and associated costs	(5,166)	(18,531)
Payments on gold production royalty	(21,374)	(14,618)
Payments on gold lease facility	—	(13,800)
Additions to restricted assets associated with the Kensington Term Facility	—	(1,325)
Other	(1,112)	(91)
CASH USED IN FINANCING ACTIVITIES	(27,652)	(20,865)
DECREASE IN CASH AND CASH EQUIVALENTS	(23,129)	(1,691)
Cash and cash equivalents at beginning of period	175,012	66,118
Cash and cash equivalents at end of period	$151,883	$64,427
The accompanying notes are an integral part of these consolidated financial statements.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation — The Company’s unaudited interim condensed consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Coeur d’Alene Mines Corporation and its consolidated subsidiaries (“Coeur” or the “Company”). All significant intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011, included herein, was derived from the audited consolidated financial statements as of that date.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2012 and December 31, 2011 and the Company’s results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to March 31, 2012 or to the three months ended March 31, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.
Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Areas requiring significant management estimates and assumptions include: recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; useful lives utilized for depreciation and amortization; estimates of future cash flows for long-lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; assessment of valuation allowance for value added tax receivables; and employee benefit liabilities.
Reclassifications: Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no effect on the reported financial position or results of operation.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements: Effective January 1, 2012, the Company adopted ASU 2011-04 which included new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. In addition, the standard includes specifications for the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The adoption of this standard has no effect on the Company's financial position, results of operations or cash flows. Refer to Note 4 — Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.
Effective January 1, 2012, the Company adopted ASU 2011-05 which includes guidance for presentation of comprehensive income and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance was effective for the Company's fiscal year beginning January 1, 2012. The Company chose to use the two-statement approach and the update has no effect on the Company's financial position, results of operations or cash flows.
NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2012, 1,167 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three months ended March 31, 2011, 1,394,136 shares of common stock equivalents related to convertible debt and equity based awards have not been included in the diluted per share calculation, as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earning per share because there is no excess value upon conversion over the principle amount of the Notes. The effect

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

of potentially dilutive stock outstanding as of March 31, 2012, and 2011 are as follows (in thousands, except per share data):

	Three months ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$3,975	89,591	$0.04
Effect of Dilutive Securities
Equity awards	—	230
Diluted EPS
Net income available to common stockholders	$3,975	89,821	$0.04

	Three months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$12,464	89,288	$0.14
Effect of Dilutive Securities
Equity awards	—	365
Diluted EPS
Net income available to common stockholders	$12,464	89,653	$0.14
NOTE 4 – FAIR VALUE MEASUREMENTS
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$25,679	$25,679	$—	$—
Short-term investments	1,316	1,316	—	—
Marketable equity securities	20,268	20,268	—	—
Restricted certificates of deposit	897	897	—	—
Put and call options	98	—	98	—
Silver ounces receivable from Mandalay	899	—	899	—
	$49,157	$48,160	$997	$—
Liabilities:
Royalty obligation embedded derivative	$171,797	$—	$171,797	$—
Put and call options	17,782	—	17,782	—
Other derivative instruments, net	13	—	13	—
	$189,592	$—	$189,592	$—

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$44,708	$44,708	$—	$—
Short term investments	20,254	20,254	—	—
Marketable securities	19,844	19,844	—	—
Restricted certificates of deposit	548	548	—	—
Put and call options	3,040	—	3,040	—
Silver ounces receivable from Mandalay	814	—	814	—
	$89,208	$85,354	$3,854	$—
Liabilities:
Royalty obligation embedded derivative	$159,400	$—	$159,400	$—
Put and call options	20,892	—	20,892	—
Other derivative instruments, net	4,012	—	4,012	—
	$184,304	$—	$184,304	$—
The Company’s cash equivalents and short-term investments are readily convertible to cash and, therefore these investments are classified within Level 1 of the fair value hierarchy.
The Company’s marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s derivative instruments related to the put and call options, silver ounces receivable from Mandalay, royalty obligation embedded derivative, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The Company had no Level 3 financial assets and liabilities as of March 31, 2012 or December 31, 2011.
There were no transfers between levels of fair value measurements of financial assets and liabilities during the first quarter of 2012.
Financial assets and liabilities that are not measured at fair value at March 31, 2012 and December 31, 2011 are set forth in the following table (in thousands):

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$48,658	$48,658	$—	$—
Palmarejo Gold Production Royalty Obligation	$105,613	$—	$105,613	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$49,205	$49,205	$—	$—
Palmarejo Gold Production Royalty Obligation	$111,257	$—	$111,257	$—
The fair value at March 31, 2012 and December 31, 2011 of the 3.25% Convertible Senior Notes outstanding were determined by market transactions. As such, the notes are classified as Level 1 in the fair value hierarchy.
The fair value of the Palmarejo Gold Production Royalty Obligation is valued using a pricing model which requires inputs

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

that are derived from observable market data, including contractual terms, yield curves, and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. As such, the obligation is classified within Level 2 of the fair value hierarchy.
The fair value of the Kensington Term Facility is valued at the outstanding principal amount plus accrued but unpaid interest which approximates book value. The interest rate is periodically adjusted per contractual terms to give effect to current rates that market participants would consider when pricing the obligation.
The fair value of the Company's receivables, restricted assets, payables, accrued liabilities, and capital leases approximate book value due to the nature of these assets and liabilities and are classified as Level 1 in the fair value hierarchy, except for capital leases which are classified as Level 2.
The fair value of the Company's non-current portion of the refundable value added tax is not practicable to estimate due to the uncertainty of the timing of the expected future cash flows to be received.
NOTE 5 – INVESTMENTS IN MARKETABLE SECURITIES
The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income (loss). At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The equity securities reflected in the table below consist of equity securities of silver exploration and development companies that the Company purchased. The following table summarizes the Company’s available-for-sale securities on hand as of March 31, 2012 and December 31, 2011 (in thousands):

	Investments in marketable securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at March 31, 2012	$24,819	$(4,551)	$—	$20,268

Marketable securities at December 31, 2011	$24,819	$(4,975)	$—	$19,844
In the three months ended March 31, 2012 and 2011, the Company recognized an unrealized gain of $0.4 million and nil, respectively, in other comprehensive income (loss). The Company performs a quarterly assessment on each of their marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company has the intent and ability to hold these investments until they recover or increase in value. The Company’s management team uses industry knowledge and expertise and has determined that these unrealized losses are not other than temporary based on a review of the potential for each company in which it currently holds investments.
Gross realized gains and losses are based on cost, net of discount or premium of investments sold. There were no realized gains or losses in any of the periods presented.
In addition, the Company had $1.3 million and $20.3 million of short-term investments at March 31, 2012 and December 31, 2011, respectively. These investments are primarily in certificates of deposit with various banks and all have maturity dates of less that one year.
NOTE 6 – RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Receivables - current portion
Accounts receivable - trade	$8,278	$14,366
Refundable income tax	11,449	11,480
Refundable value added tax	60,153	52,968
Accounts receivable - other	4,902	4,683
	$84,782	$83,497
Receivables - non-current portion
Refundable value added tax	$41,641	$40,314

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. The Company determined that no allowance against its receivable balances at March 31, 2012, or December 31, 2011 was necessary.
Taxes paid to foreign governments that are refundable to the Company are classified as “Refundable value added tax” at the face value of the amount of the tax refund due. Refunds expected to be received in the next twelve months are classified as “current” and amounts that are expected to be received after twelve months are classified as “non-current”.
NOTE 7 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Concentrate and doré inventory	$86,613	$73,590
Supplies	64,436	59,191
Metal and other inventory	$151,049	$132,781
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$1,432	$1,432
Building improvements	535,911	520,137
Machinery and equipment	260,620	246,584
Capitalized leases for machinery, equipment and buildings	77,435	76,244
	875,398	844,397
Accumulated depreciation and amortization	(253,551)	(235,528)
	621,847	608,869
Construction in progress	71,722	78,807
	$693,569	$687,676
NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties	$138,333	$69,019	$325,102	$113,094	$13,226	$—	$—	$658,774
Accumulated depletion	(61,065)	(15,871)	(29,441)	(98,391)	(10,807)	—	—	(215,575)
	77,268	53,148	295,661	14,703	2,419	—	—	443,199
Mineral interests (A)	1,658,389	26,642	—	—	—	44,033	—	1,729,064
Accumulated depletion	(179,015)	(6,348)	—	—	—	(11,678)	—	(197,041)
	1,479,374	20,294	—	—	—	32,355	—	1,532,023
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,556,642	$73,442	$295,661	$14,703	$2,419	$32,355	$142	$1,975,364

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

December 31, 2011	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Operational mining properties	$134,296	$68,684	$321,456	$112,826	$12,643	$—	$—	$649,905
Accumulated depletion	(53,060)	(14,989)	(27,160)	(97,834)	(10,373)	—	—	(203,416)
	81,236	53,695	294,296	14,992	2,270	—	—	446,489
Mineral interests (A)	1,658,389	26,642	—	—	—	44,033	—	1,729,064
Accumulated depletion	(158,627)	(6,007)	—	—	—	(10,034)	—	(174,668)
	1,499,762	20,635	—	—	—	33,999	—	1,554,396
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,580,998	$74,330	$294,296	$14,992	$2,270	$33,999	$142	$2,001,027

A.	See mineral interest explanations under operational mining properties for Palmarejo and San Bartolomé.
Operational Mining Properties
Palmarejo Mine: The Palmarejo silver and gold mine is an underground and surface mine located in the State of Chihuahua in northern Mexico, and its principal silver and gold properties are collectively referred to as the “Palmarejo mine.” On December 31, 2007, the Company completed its acquisition of all of the shares of Bolnisi and Palmarejo in exchange for a total of approximately 272 million shares of Coeur common stock and a total cash payment of approximately $1.1 million. The total consideration paid was $1.1 billion and assumed liabilities were $0.7 billion. This amount is presented in mineral interests in the above table. The Palmarejo mine commenced commercial production in April 2009.

San Bartolomé Mine: The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state owned mining organization, ("COMIBOL"). These are presented in mineral interests in the table above. The Company commenced commercial production at San Bartolomé in June 2008.
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
CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 3.8 million payable ounces to-date and the current ore reserve contains approximately 3.7 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Non-Producing and Development Properties
Joaquin Project – Argentina: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property, consisting of over 28,450 hectares (70,300 acres) north of the Company's Martha silver and gold mine, in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of pre-feasibility and feasibility studies. The Company has not

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

capitalized any expenditures associated with the Joaquin Project as of March 31, 2012.
NOTE 10 – DEBT AND CAPITAL LEASE OBLIGATIONS
The current and non-current portions of long-term debt and capital lease obligations as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$46,157	$—	$—	$45,545
Kensington Term Facility	21,747	54,075	15,398	60,425
Capital lease obligations	12,953	9,859	17,119	9,891
Other	—	—	85	—
	$80,857	$63,934	$32,602	$115,861

3.25% Convertible Senior Notes
As of March 31, 2012, the outstanding balance of the 3.25% Convertible Senior Notes due 2028 was $48.7 million, or $46.2 million net of debt discount. The notes were reclassified from non-current to current liabilities as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
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
The notes are convertible under certain circumstances, at the holder’s option, at a conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.
The fair value of the notes outstanding, as determined by market transactions at March 31, 2012 and December 31, 2011 was $48.7 million and $49.2 million, respectively. The carrying value of the equity component at March 31, 2012 and December 31, 2011 was $10.9 million and $10.9 million, respectively.
For the three months ended March 31, 2012 and 2011 interest expense recognized was $0.4 million and $0.4 million, respectively, and accretion of the debt discount was $0.6 million and $0.6 million, respectively. The debt discount remaining at March 31, 2012 was $2.5 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.
Kensington Term Facility
As of March 31, 2012 the outstanding balance of the Kensington Term Facility was $75.8 million.
As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the term facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Call options protecting 136,000 ounces of gold were outstanding at March 31, 2012. The weighted average strike price of the call options was $1,919.83. Put options protecting 173,000 ounces of gold were outstanding at March 31, 2012. The weighted average strike price of the options was $954.74.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of project cash flow to debt service shall be at least 125%, the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management. As of March 31, 2012, the Company was not in compliance with the debt service ratio covenant. The bank has waived that requirement of the agreement for the year ending December 31, 2012.
Capital Lease Obligations
As of March 31, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $22.8 million and $27.0 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation for the three months ended March 31, 2012 and 2011 of $5.1 million and $5.3 million, respectively. As of March 31, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $69.1 million and $72.1 million, respectively.
Interest Expense
The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three months ended March 31, 2012 and 2011, the Company expensed interest of $6.7 million and $9.3 million, respectively.

	Three month ended March 31,
	2012	2011
	(in thousands)
3.25% Convertible Senior Notes due March 2028	$395	$395
1.25% Convertible Senior Notes due January 2024	—	1
Senior Term Notes due December 2012	—	488
Kensington Term Facility	974	1,105
Capital lease obligations	343	466
Other debt obligations	69	469
Gold Lease Facility	—	107
Accretion of Franco Nevada royalty obligation	5,104	5,267
Amortization of debt issuance costs	256	624
Accretion of debt discount	612	560
Capitalized interest	(1,083)	(178)
Total interest expense, net of capitalized interest	$6,670	$9,304
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2012 and 2011, the Company capitalized interest of $1.1 million and $0.2 million, respectively.
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

Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Asset retirement obligation - Beginning	$32,714	$27,302
Accretion	724	637
Addition and changes in estimates	—	—
Settlements	(4)	(31)
Asset retirement obligation - March 31	$33,434	$27,908
In addition, the Company has accrued $1.0 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 12 – INCOME TAXES
For the three months ended March 31, 2012 and 2011, the Company reported an income tax provision of approximately $15.4 million and $12.9 million, respectively. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Current:
United States - Alternative minimum tax	$—	$1,938
United States - Foreign withholding	(17)	(78)
Argentina	(201)	98
Australia	(371)	101
Mexico	(154)	(50)
Bolivia	(7,015)	(9,079)
Deferred:
United States	(3,120)	(616)
Australia	(340)	(519)
Mexico	(3,544)	(3,776)
Bolivia	(674)	(958)
Income tax provision from continuing operations	$(15,436)	$(12,939)
The income tax provision for the three months ended March 31, 2012 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The Company has U.S. net operating loss carryforwards which expire in 2017 through 2031. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 13 – SHARE-BASED COMPENSATION PLANS
The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting.
The compensation expense (benefit) recognized in the Company’s consolidated financial statements for the three months ended March 31, 2012 and 2011 for stock based compensation awards was $1.7 million and $8.2 million, respectively. The stock appreciation rights (SARs), restricted stock units (RSUs) and performance units outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of March 31, 2012, there was $9.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table summarizes the new grants issued during the three months ended March 31, 2012:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 31, 2012	165,169	$27.66	120,720	$17.67	77,137	$41.53
March 1, 2012	4,844	$28.72	—	$—	—	$—
The following options and stock appreciation rights were exercised during the three months ended March 31, 2012:

Award Type	Number of Units	Weighted Average Exercise Price
Options	16,403	$9.29
Stock Appreciation Rights	17,832	$11.16
The following shows the weighted average fair value of SARs, performance units and RSUs outstanding at March 31, 2012:

	March 31, 2012
	SARs	Performance units	Restricted stock units
Weighted average fair value	$16.84	$33.80	$23.74

The following table shows the options and SARs exercisable at March 31, 2012:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price
231,591	$32.86	61,090	$13.87
NOTE 14 – DEFINED CONTRIBUTION AND 401(k) PLANS
Defined Contribution Plan
The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.
401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended March 31, 2012 and 2011 were $0.6 million and $0.3 million, respectively.
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2012, a total of 239,974 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2012 and December 31, 2011 was a liability of $171.8 million and $159.4 million, respectively. During the three months ended March 31, 2012 and 2011, mark-to-market adjustments for this embedded derivative amounted to a loss of $12.4 million and a gain of $1.1 million, respectively. For the three months ended March 31, 2012 and 2011, realized losses on settlement of the liabilities were $13.2 million and $7.5 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At March 31, 2012, the Company had MXP foreign exchange contracts of $25.8 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.78 MXP to each U.S. dollar and had a fair value of $(0.5) million at March 31, 2012. At December 31, 2011, the Company had MXP foreign exchange contracts of $25.5 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.40 MXP to each U.S. dollar and had a fair value of $(3.2) million at December 31, 2011. The Company recorded mark-to-market gains on these contracts of $2.7 million for the three months ended March 31, 2012, and mark-to-market gains of $1.0 million for the three months ended March 31, 2011. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded realized gains (losses) of $(0.8) million and $0.3 million in production costs applicable to sales during the three months ended March 31, 2012 and 2011, respectively.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2012, the Company had outstanding provisionally priced sales of $16.2 million, consisting of 0.3 million ounces of silver and 3,181 ounces of gold, which had a fair value of $16.7 million including the embedded derivative. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative.

Commodity Derivatives
As of March 31, 2012, in connection with the Kensington term facility, the Company had outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At March 31, 2012, the Company had outstanding put options allowing it to sell 173,000 ounces of gold at a weighted average strike price of $954.74 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. As of March 31, 2012 and December 31, 2011, the fair market value of these contracts was a net liability of $17.7 million and $17.9 million, respectively. During the three months ended March 31, 2012 no gold call options expired. During the three months ended March 31, 2012, 17,000 ounces of gold put options expired resulting in a realized loss of $0.7 million. During the three months ended March 31, 2011, 11,250 ounces of gold call options at a weighted average strike price of $1,723.11 expired resulting in a realized gain of $0.7 million and 11,250 ounces of gold put options at a weighted average strike price of $878.56 per ounce expired resulting in a realized loss of $0.7 million. During the three months ended March 31, 2012 and 2011, the Company recorded unrealized gains (losses) of $0.2 million and $(0.7) million, respectively, related to the outstanding options which was included in fair value adjustments, net.
In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received the right to 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The third installment of 20,833 ounces was received on March 31, 2012 and the Company realized a $0.3 million gain on the settlement. The Company recognized mark to market gains of $0.1 million and $0.8 million associated with this silver in the three months ended March 31, 2012 and 2011, respectively. The silver had a fair value of $2.0 million at March 31, 2012, and a fair value of $2.3 million at December 31, 2011.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

As of March 31, 2012, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2012	2013	2014	Thereafter
Palmarejo gold production royalty	$20,784	$25,097	$24,895	$48,337
Average gold price in excess of minimum contractual deduction	$499	$502	$498	$492
Notional ounces	41,670	50,004	50,004	98,296
Mexican peso forward purchase contracts	$25,800	$—	$—	$—
Average rate (MXP/$)	$12.78	$—	$—	$—
Mexican peso notional amount	329,603	—	—	—
Silver ounces receivable from Mandalay	$1,152	$—	$—	$—
Average silver forward price	$18.43	$—	$—	$—
Notional ounces	62,500	—	—	—
Silver concentrate sales agreements	$10,689	$—	$—	$—
Average silver price	$31.71	$—	$—	$—
Notional ounces	337,058	—	—	—
Gold concentrates sales agreements	$5,500	$—	$—	$—
Average gold price	$1,729	$—	$—	$—
Notional ounces	3,181	—	—	—
Gold put options purchased	$2,160	$1,800	$720	$—
Average gold strike price	$923	$928	$979	$1,010
Notional ounces	51,000	45,000	47,000	30,000
Gold call options sold	$—	$1,800	$720	$—
Average gold strike price	2,000	1,827	1,934	2,000
Notional ounces	14,000	45,000	47,000	30,000

The following summarizes the classification of the fair value of the derivative instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$899	$—	$—	$—	$—
Forward foreign exchange contracts	480	978	—	—	—
Palmarejo gold production royalty	—	—	—	40,909	130,888
Put and call options, net	—	3,501	14,183	—	—
Concentrate sales contracts	634	122	—	—	—
	$2,013	$4,601	$14,183	$40,909	$130,888

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	December 31, 2011
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$814	$—	$—	$—	$—
Forward foreign exchange contracts	—	3,188	—	—	—
Palmarejo gold production royalty	—	—	—	37,206	122,194
Put and call options, net	—	3,183	14,669	—	—
Concentrate sales contracts	—	825	—	—	—
	$814	$7,196	$14,669	$37,206	$122,194
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2012 and 2011 (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2012	2011
Sales of metal	Concentrate sales contracts	$1,336	$(1,349)
Production costs applicable to sales	Forward foreign exchange contracts	(783)	252
Fair value adjustments, net	Gold lease facility	—	(132)
Fair value adjustments, net	Forward foreign exchange contracts	2,690	1,005
Fair value adjustments, net	Forward gold contract	—	35
Fair value adjustments, net	Silver ounces receivable	359	831
Fair value adjustments, net	Palmarejo gold royalty	(25,611)	(6,343)
Fair value adjustments, net	Put and call options	(551)	(698)
		$(22,560)	$(6,399)

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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at the Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 12, 2006 to June 30, 2012. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of March 31, 2012, approximately 14.0% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provides a financial benefit in the form of severance pay to terminated employees if their employment is terminated due to curtailment of operations. The individual benefit is based on the employee’s service time and rate of pay at the time of termination. The Rochester mine resumed mining and crushing operations in late 2011, and currently employs more than 200 employees. This termination benefit program has been extended to include newly hired employees. As of March 31, 2012, the total benefit expected to be incurred under this plan is approximately $4.6 million. The liability is recognized at the discounted amount and accreted over the service period.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Changes to the Company's termination benefits are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Beginning Balance	$3,335	$1,105
Accruals	87	786
Payments	—	—
Ending Balance	$3,422	$1,891
The Company does not have a written severance plan for any of its foreign operations including Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for post-employment benefits in these locations of approximately $7.2 million and $7.4 million as of March 31, 2012 and December 31, 2011, respectively.
Kensington Production Royalty
On July 7, 1995, Coeur, through its wholly-owned subsidiary, Coeur Alaska, Inc., acquired the 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, giving Coeur 100% ownership of the Kensington property. Coeur Alaska is obligated to pay Echo Bay, a subsidiary of Kinross Gold Corporation, a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2.5% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production. No royalty has been paid to date.
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was $0.6 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.
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
NOTE 17 – SIGNIFICANT CUSTOMERS
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has seven trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi and Auramet) and the sales of metals to these companies amounted to approximately 90%, and 75% of total metal sales for the three months ended March 31, 2012 and 2011, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, Trafigura, and China National Gold) amounted to approximately 10% and 25% of total metal sales for the three months ended March 31, 2012, and 2011, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table indicates customers that represent 10% or more of total revenue (in millions):

Customer	March 31, 2012	March 31, 2011	Segments reporting revenue
Valcambi	$107.9	$52.6	Palmarejo, San Bartolomé
Auramet	13.9	29.9	San Bartolomé, Kensington
China National Gold	4.6	48.1	Kensington
International Commodities	16.8	46.2	Palmarejo, San Bartolomé, Rochester
Mitsui	—	—	Palmarejo, San Bartolomé, Rochester
NOTE 18 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer, Chief Financial Officer, and the Chief Operating Officer.
The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington and Endeavor mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. The Martha mine sells precious metal concentrates, typically under long-term contracts, to trading partners located in the United States and Switzerland. The Kensington mine sells precious metals and concentrates, typically under long-term contracts to smelters in China and Germany. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks such as International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi and Auramet. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australian smelter. The Company’s exploration programs are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.
Revenues from silver sales were $139.3 million and $112.5 million in the three months ended March 31, 2012 and 2011, respectively. Revenues from gold sales were $65.3 million and $87.1 million in the three months ended March 31, 2012 and 2011, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$123,722	$41,376	$10,377	$18,758	$3,618	$6,713	$—	$204,564
Productions costs applicable to sales	(45,860)	(13,608)	(17,090)	(9,565)	(3,694)	(2,737)	—	(92,554)
Depreciation and depletion	(37,769)	(4,219)	(6,605)	(1,642)	(596)	(1,644)	(117)	(52,592)
Gross profit (loss)	40,093	23,549	(13,318)	7,551	(672)	2,332	(117)	59,418
Exploration expense	1,320	70	222	709	3,412	—	834	6,567
Other operating expenses	—	5	19	1,341	197	—	7,102	8,664
OPERATING INCOME (LOSS)	38,773	23,474	(13,559)	5,501	(4,281)	2,332	(8,053)	44,187
Interest and other income	4,581	95	—	49	(75)	—	357	5,007
Interest expense	(4,810)	—	(892)	(8)	—	—	(960)	(6,670)
Fair value adjustments, net	(25,611)	—	(551)	—	—	—	3,049	(23,113)
Income tax benefit (expense)	(3,544)	(7,689)	—	—	(201)	—	(4,002)	(15,436)
Net income (loss)	$9,389	$15,880	$(15,002)	$5,542	$(4,557)	$2,332	$(9,609)	$3,975
Segment assets (A)	$2,008,004	$285,276	$504,082	$90,072	$24,183	$36,372	$17,104	$2,965,093
Capital expenditures (B)	$7,170	$10,207	$10,878	$2,639	$659	$—	$94	$31,647

Three months ended March 31, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$88,165	$46,321	$48,110	$14,262	$(314)	$3,080	$—	$199,624
Productions costs applicable to sales	(37,369)	(14,118)	(32,920)	(7,357)	390	(1,100)	—	(92,474)
Depreciation and depletion	(33,675)	(5,143)	(9,365)	(514)	(592)	(619)	(133)	(50,041)
Gross profit (loss)	17,121	27,060	5,825	6,391	(516)	1,361	(133)	57,109
Exploration expense	636	4	46	21	1,296	—	759	2,762
Other operating expenses	—	38	20	3,536	—	—	12,211	15,805
OPERATING INCOME (LOSS)	16,485	27,018	5,759	2,834	(1,812)	1,361	(13,103)	38,542
Interest and other income	1,289	607	1	46	(311)	—	302	1,934
Interest expense	(5,703)	(34)	(1,247)	—	(345)	—	(1,975)	(9,304)
Loss on debt extinguishment	—	—	—	—	—	—	(467)	(467)
Fair value adjustments, net	(6,343)	—	(698)	—	—	—	1,739	(5,302)
Income tax benefit (expense)	(3,776)	(10,037)	(20)	—	41	—	853	(12,939)
Net income (loss)	$1,952	$17,554	$3,795	$2,880	$(2,427)	$1,361	$(12,651)	$12,464
Segment assets (A)	$2,106,197	$269,158	$503,321	$27,049	$17,571	$39,093	$23,506	$2,985,895
Capital expenditures (B)	$5,081	$3,536	$5,369	$1,668	$251	$—	$13	$15,918

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	March 31, 2012	December 31, 2011
Assets
Total assets for reportable segments	$2,965,093	$2,963,130
Cash and cash equivalents	151,883	175,012
Short term investments	1,316	20,254
Other assets	108,201	106,045
Total consolidated assets	$3,226,493	$3,264,441
Geographic Information

	March 31, 2012	December 31, 2011
Long Lived Assets:
United States	$520,403	$515,096
Australia	32,355	33,999
Chile	65	65
Argentina	5,336	5,213
Bolivia	237,069	230,956
Mexico	1,873,705	1,903,375
Total	$2,668,933	$2,688,704

	Three months ended March 31,
	2012	2011
Revenues:
United States	$29,135	$62,372
Mexico	123,722	88,165
Bolivia	41,376	46,321
Australia	6,713	3,080
Argentina	3,618	(314)
Total	$204,564	$199,624
NOTE 19 – LITIGATION AND OTHER EVENTS
Sites Related to Callahan Mining Corporation
In 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. Since then, the Company has received requests for information or notices of potential liability from state or federal agencies with regard to Callahan's operations at sites in Idaho, Maine, Colorado and Washington. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at these sites. Therefore, the Company believes that it is not liable for any potential cleanup costs either directly as an operator or indirectly as a parent. To date, none of these agencies have made any claims against the Company or Callahan for cleanup costs. The Company anticipates that further agency interaction may be possible with respect to two of these sites.
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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
Unpatented Mining Claims Dispute at Rochester in Nevada
On December 5, 2011, Coeur Rochester filed a lawsuit in the Sixth Judicial District Court of Nevada against Rye Patch Gold Corp and Rye Patch Gold US, Inc. seeking a declaratory judgment as to Coeur Rochester's ownership of 447 unpatented mining claims covering approximately 8,600 acres of federal lands in and surrounding the Coeur Rochester mine operation.  On December 5, 2011, Rye Patch Gold US, Inc. filed a similar action asserting its interest in the claims in the Second Judicial District Court of Nevada.  The Rye Patch action was subsequently moved to the Sixth Judicial Court and consolidated with Coeur Rochester's pending action.  The dispute stems from competing asserted interests in the mining claims between Coeur Rochester and Rye Patch following Coeur Rochester's inadvertent failure to pay annual mining claim maintenance fees.   On December 5, 2011, the court issued a temporary restraining order prohibiting Rye Patch from entering the property.  On December 20, 2011, following a hearing, the District Court judge issued a preliminary injunction, enjoining Rye Patch from entering certain active mine areas at the Coeur Rochester mine operation.  On March 6, 2012 Rye Patch filed a Motion for Preliminary Injunction to which Coeur Rochester responded in opposition on March 21, 2012. It is Coeur Rochester's position that there is no new material for review by the Court since the original preliminary injunction was granted in favor of Coeur Rochester. However, if granted in favor of Rye Patch, a preliminary injunction could halt Coeur Rochester's mining operations on the disputed claims. A hearing on the pending Motion is scheduled for May 10, 2012. The Company believes it holds a superior property interest to Rye Patch based on flaws in the Rye Patch claims, and the Company's prior valid possessory rights in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending.  We cannot predict how the court will rule on the ownership interest in the claims and if all or some of the claims at issue will be retained by the Company.  The Company believes there would be no impact to the current silver and gold reserves at Coeur Rochester assuming an adverse outcome.  However, the Company does believe an adverse outcome would cause it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome.
The Rochester property is also the subject of an administrative appeal filed by Great Basin Resource Watch (“GBRW”) with the Interior Board of Land Appeals (“IBLA”). This appeal challenges the decision of the U.S. Bureau of Land Management (“BLM”) to approve a plan of operations amendment permitting resumed mining in the existing mine pit and construction of a new heap leach pad.  GBRW asserts that the National Environmental Policy Act (“NEPA”) required an Environmental Impact Statement for the plan of operations amendment, as opposed to the Environmental Assessment (“EA”) that was prepared.  GBRW further alleges that BLM violated the Federal Land Policy & Management Act (“FLPMA”) by failing to avoid unnecessary and undue degradation of public lands.  Because GBRW did not seek a stay of BLM's decision, operations are proceeding as approved. Coeur was granted intervenor status in the appeal and is actively participating in its resolution.  The BLM and Coeur assert that the EA complies with NEPA and that BLM complied with FLPMA by, among other things, requiring mitigation of any possible future effects on water quality.  BLM filed a Supplemental Briefing on March 1, 2012 regarding additional analysis conducted by the BLM further supporting and strengthening BLM and Coeur's positions that the EA complies with NEPA. We cannot predict whether this will result in further briefing with the IBLA, when the IBLA will rule on the appeal or what impact, if any, an adverse ruling may have on Rochester's operations.
NOTE 20 – SUBSEQUENT EVENTS

The Company reported on April 26, 2012 that its Kensington gold mine is resuming full production ahead of schedule.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company's financial statements with a narrative from management’s perspective on its financial condition, results of operations, liquidity and other factors that may affect our future results. The Company believes it is important to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011, as well as other publicly available information.
This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, results of operations, ore reserves and resources, expected capital costs and other operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources, expected capital costs and receipt of permits and regulatory approvals could differ materially from those projected in the forward-looking statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and under Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather and geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes resulting from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Non-U.S. GAAP Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs and operating cash flow are important measures in assessing the Company's overall financial performance.
Introduction to the Company
The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first three months of 2012.
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

Overview of Performance
Production
In the first quarter of 2012, the Company’s total silver production increased 19.1% to 4.9 million ounces as compared to 4.1 million ounces in the comparable period in 2011. The increase is primarily due to higher production from Palmarejo and Rochester compared to the same time period in 2011. The Company’s total gold production in the first quarter of 2012 decreased 9,229 ounces, or 17.4%, to 43,901 ounces, as compared to 53,130 ounces in the comparable period in 2011. The decrease was primarily driven by the planned temporary reduction in production at Kensington while the operation focused on other key initiatives.
Sales of Metal
Sales of metal increased $4.9 million, or 2.5%, to $204.6 million in the first quarter of 2012, compared to $199.6 million in the first quarter of 2011, primarily due to production from the Palmarejo mine and from higher average realized silver and gold prices. The Company’s average realized silver and gold prices during the first quarter of 2012 were $32.61 per ounce and $1,702 per ounce, respectively, representing increases of 4.3% and 23.9% respectively, over last year’s first quarter. Sales of silver contributed 68.1% of the Company’s total metal sales during the first quarter of 2012, compared to 56.4% during the first quarter of 2011.
Earnings
The Company reported net income of $4.0 million, or $0.04 per share, compared to net income of $12.5 million, or $0.14 per share, for the three months ended March 31, 2012 and 2011, respectively. The earnings reflect non-cash fair value adjustments that decreased net income by $23.1 million and $5.3 million in the three months ended March 31, 2012 and 2011, respectively. These fair value adjustments are driven primarily by higher gold prices which increased the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Production costs increased by $0.1 million or 0.1% for the three months ended March 31, 2012 compared to the same time period in 2011 on a higher sales base.
Depreciation, depletion, and amortization increased by $2.6 million or 5.1% for the three months ended March 31, 2012 compared to the same time period in 2011 as a result of the new leach pad at Rochester being placed into service during the fourth quarter of 2011 as well as increased production at Palmarejo.
Administrative and general expenses decreased by $4.6 million or 37.9% during the three months ended March 31, 2012 compared to the same time period in 2011. The decrease was primarily due to the stock based compensation expense of the Company's former CEO, who retired in the third quarter of 2011.
Exploration expense increased by $3.8 million or 137.8% for the three months ended March 31, 2012 compared to the same time period in 2011 as a result of increased exploration activity at the Palmarejo and Rochester mines, and at the Joaquin project.
Pre-development, care, maintenance and other expenses decreased by $2.5 million or 70.1% during the three months ended March 31, 2012 compared to the same time period in 2011, due to lower expenses at the Rochester mine as a result of the new leach pad being placed into service during the fourth quarter of 2011.
Interest expense decreased $2.6 million or 28.3% during the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to a decrease in total debt outstanding.

Other Highlights
In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•
The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended March 31, 2012 was $32.72 and $1,691 per ounce, respectively, compared to $32.00 and $1,386 per ounce, respectively, for the three months ended March 31, 2011. The market price of silver and gold on May 4, 2012 was $30.13 per ounce and $1,644 per ounce, respectively.

•
The Company produced a total of 4.9 million ounces of silver during the first quarter of 2012, which was a 19.1% increase over the first quarter of 2011. The Company produced a total of 43,901 ounces of gold during the first quarter of 2012, which was a 17.4% decrease from the first quarter of 2011.

•
Net cash provided by operating activities for the first quarter of 2012 was $17.0 million, compared to $35.8 million during the first quarter of 2011 as a result of changes in operating assets and liabilities.

•	The Company spent $31.6 million on capital expenditures in the first quarter of 2012, which is $15.7 million higher than the same time period last year. The majority of the capital expenditures during the three months ended March 31, 2012 were at Palmarejo, San Bartolomé, and Kensington. Palmarejo's expenditures were primarily related to tailings dam construction. The majority of San Bartolomé's expenditures were for new filter presses. Kensington’s capital expenditures were primarily related to construction of a paste backfill plant.

•
The Company’s ratio of current assets to current liabilities was 1.77 to 1 at March 31, 2012, compared to 1.84 to 1 at December 31, 2011. The reduction was primarily the result of a tax payment of $41.2 million in Bolivia that reduced its cash and cash equivalents and a reclassification of the 3.25% Convertible Senior Notes from non-current to current liabilities as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.

Operating Highlights and Statistics
Palmarejo Mine:
Production during the first quarter of 2012 was 2.5 million ounces of silver, which represented a 43.5% increase compared to the first quarter of 2011. Gold production was 31,081 ounces which represented a 12.0% increase from the first quarter of 2011. Cash operating costs and total cash costs during the first quarter decreased to $(2.27) per ounce compared to $4.80 for the first quarter of 2011. Production costs applicable to sales for the three months ended March 31, 2012 increased by 22.7% compared to the same time period in 2011 due to the increase in production.
San Bartolomé Mine:
Silver production for the first quarter of 2012 decreased 7.0% to 1.6 million ounces of silver compared to 1.7 million ounces of silver in the first quarter of 2011. Production costs applicable to sales decreased by 3.6% during the first quarter of 2012 as compared to the first quarter of 2011 due to the decrease in production. Total cash operating costs per ounce during the first quarter of 2012 were $10.21 and total cash costs per ounce, including royalties and taxes, were $11.49 compared to $9.13 and $10.47, respectively, in the first quarter of 2011.
On October 14, 2009, COMIBOL announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts backed by Supreme Decree with COMIBOL as well as contracts with local mining cooperatives who hold their rights through COMIBOL. The Company adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Company's mine plan was adjusted and mining continued on the remainder of the property. In March 2010, the San Bartolomé mine began mining operations above the 4,400 meter level in high grade material located in the Huacajchi deposit, which was confirmed to be excluded from the October 2009 resolution, under an agreement with the Cooperative Reserva Fiscal. In December 2011, a further area in the deposit known as Huacajchi Sur was confirmed to be open for mining as well. Other mining areas above the 4,400 meter level continue to be suspended. The Company does not use explosives in its surface-only mining activities and is sensitive to the preservation of the mountain under its contracts with the state-owned mining entity and the local cooperatives.
Kensington Mine:
The Kensington mine is an underground gold mine that commenced commercial production on July 3, 2010. Production for the first quarter of 2012 was 7,444 ounces of gold, as compared to 23,676 ounces of gold for the same time period of 2011. Total cash operating costs per ounce in the first quarter of 2012 were $2,709 as compared to $989 for the same time period during 2011. In December of 2011, Kensington entered an expected six month period where processing levels were reduced by 50% to approximately 700 tons per day. This was intended to allow the mine to implement and complete several key initiatives, including:

•	Accelerated underground development, resulting in greater operational flexibility and efficiency

•	In-fill drilling program to better define the high-grade ore zones and convert existing resources into proven and probable reserves

•	Completion and commissioning of the underground paste backfill plant and related distribution system, providing access to ore in previously mined areas

•	Construction of several underground and surface projects

On April 26, 2012, the Company announced that Kensington has resumed full production.
Rochester Mine:
Production was 0.4 million ounces of silver and 5,292 ounces of gold during the first quarter of 2012 compared to 0.3 million ounces of silver and 1,451 ounces of gold in the first quarter of 2011. Production costs applicable to sales increased to $9.6 million during the first quarter of 2012, as compared to $7.4 million during the same time period in 2011 due to the increase in production. Total cash operating costs per ounce in the first quarter of 2012 were $23.35 and total cash costs per ounce, including production taxes, were $24.75 in the first quarter of 2012 as compared to total cash operating costs per ounce of $10.28 and total cash costs per ounce of $11.86 in the first quarter of 2011.
In 2008, the Company commenced studies to investigate the potential to recommence mining and leaching of new material and in 2009 and 2010 completed feasibility studies demonstrating the viability of an expansion of mining and leaching operations at the mine through 2017. The Company prepared an Amended Plan of Operations for resumption of mining within the existing and permitted Rochester pit and construction of an additional heap leach pad, all within the currently permitted mine boundary. The Bureau of Land Management (BLM) deemed this plan complete in August 2009 under federal regulations and initiated the National Environmental Policy Act process. The BLM issued a positive Decision Record (DR) for the mine to extend silver and gold mining operations by several years. The Company began to recover new production ounces in the fourth quarter of 2011.
Martha Mine:
Silver production at the Martha mine was 0.1 million ounces in the first quarter of 2012 compared to 0.2 million ounces in the first quarter of 2011. Total cash operating costs per ounce in the first quarter of 2012 were $46.48 and total cash costs per ounce, including royalties and taxes, were $47.15, as compared to $24.44 and $25.46, respectively, during the first quarter of 2011. The decrease in silver production for the quarter was primarily due to a decrease in ore grade as the mine transitions to higher grade areas in development.
Endeavor Mine:
Silver production at the Endeavor mine in the first quarter of 2012 was 0.2 million ounces compared to 0.1 million ounces in the first quarter of 2011. Production costs applicable to sales were $2.7 million for the quarter compared to $1.1 million in the first quarter of 2011. Total cash costs per ounce of silver produced were $16.64 in the first quarter of 2012 compared to $17.15 in the first quarter of 2011. The decrease in total cash costs per ounce was primarily due to the price participation component terms of the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
As of March 31, 2012, CDE Australia Pty Ltd had recovered approximately 89.4% of the transaction consideration consisting of 3.8 million payable ounces, or 18.8% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement.

Operating Statistics from Continuing Operations
The following table presents information by mine and consolidated sales information for the three month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Silver Operations:
Palmarejo
Tons milled	528,543	398,740
Ore grade/Ag oz	6.12	5.97
Ore grade/Au oz	0.06	0.08
Recovery/Ag oz	76.8%	72.7%
Recovery/Au oz	93.3%	87.4%
Silver production ounces	2,482,814	1,729,766
Gold production ounces	31,081	27,759
Cash operating cost/oz	$(2.27)	$4.80
Cash cost/oz	$(2.27)	$4.80
Total production cost/oz	$13.04	$24.40
San Bartolomé
Tons milled	378,104	387,668
Ore grade/Ag oz	4.62	5.60
Recovery/Ag oz	91.2%	88.6%
Silver production ounces	1,591,292	1,710,948
Cash operating cost/oz	$10.21	$9.13
Cash cost/oz	$11.49	$10.47
Total production cost/oz	$14.02	$13.37
Martha
Tons milled	34,069	17,818
Ore grade/Ag oz	4.43	12.06
Ore grade/Au oz	—	0.02
Recovery/Ag oz	81.4%	83.7%
Recovery/Au oz	64.6%	75.3%
Silver production ounces	122,793	179,985
Gold production ounces	84	244
Cash operating cost/oz	$46.48	$24.44
Cash cost/oz	$47.15	$25.46
Total production cost/oz	$51.85	$29.28
Rochester (A)
Tons milled	2,009,518	—
Ore grade/Ag oz	0.55	—
Ore grade/Au oz	0.004	—
Recovery/Ag oz	40.2%	—
Recovery/Au oz	62.1%	—
Silver production ounces	441,337	333,696
Gold production ounces	5,292	1,451
Cash operating cost/oz	$23.35	$10.28
Cash cost/oz	$24.75	$11.86
Total production cost/oz	$28.67	$13.53

	Three months ended March 31,
	2012	2011
Endeavor
Tons milled	195,846	167,287
Ore grade/Ag oz	3.35	2.00
Recovery/Ag oz	37.8%	44.5%
Silver production ounces	247,958	149,182
Cash operating cost/oz	$16.64	$17.15
Cash cost/oz	$16.64	$17.15
Total production cost/oz	$23.27	$21.30
Gold Operation:
Kensington(B)
Tons milled	43,936	105,820
Ore grade/Au oz	0.18	0.24
Recovery/Au oz	93.4%	92.4%
Gold production ounces	7,444	23,676
Cash operating cost/oz	$2,709	$989
Cash cost/oz	$2,709	$989
Total production cost/oz	$3,598	$1,384
CONSOLIDATED PRODUCTION TOTALS (B)
Total silver ounces	4,886,194	4,103,577
Total gold ounces	43,901	53,130
Silver Operations:(C)
Cash operating cost per oz - silver	$6.29	$8.36
Cash cost per oz - silver	$6.85	$9.10
Total production cost oz - silver	$16.26	$19.02
Gold Operation:(D)
Cash operating cost per oz - gold	$2,709	$989
Cash cost per oz - gold	$2,709	$989
Total production cost per oz - gold	$3,598	$1,384
CONSOLIDATED SALES TOTALS (E)
Silver ounces sold	4,290,049	3,659,154
Gold ounces sold	38,884	65,948
Realized price per silver ounce	$32.61	$31.27
Realized price per gold ounce	$1,702	$1,374

(A)
The Rochester mine recommenced production in the fourth quarter of 2011. The leach cycle at Rochester requires five to ten years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61% for silver and 92% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2017. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad in the Company’s Form 10-K for the year ended December 31, 2011.

(B)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(C)	Amount includes by-product gold credits deducted in computing cash costs per ounce.

(D)	Amounts reflect Kensington per ounce statistics only.

(E)
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

“Cash Operating Costs” and “Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, royalties, in-mine drilling expenditures related to production and other direct costs. Produced by-product metal unit at the average market price is deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expenses, exploration, interest, and pre-feasibility costs. Cash operating costs include all cash costs except production taxes and royalties, if applicable. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.
Total operating costs and cash costs per ounce are non-U.S. GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all U.S. GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs” set forth below. We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs and operating cash flow are important measures in assessing the Company's overall financial performance.

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended March 31, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(5,643)	$16,253	$20,168	$10,303	$5,708	$4,127	$50,916
Royalties	—	2,036	—	609	82	—	2,727
Production taxes	—	—	—	12	—	—	12
Total cash costs (Non-U.S. GAAP)	$(5,643)	$18,289	$20,168	$10,924	$5,790	$4,127	$53,655
Add/Subtract:
Third party smelting costs	—	—	(1,083)	—	(1,975)	(788)	(3,846)
By-product credit	52,526	—	—	8,957	141	—	61,624
Other adjustments	244	(194)	7	87	57	—	201
Change in inventory	(1,268)	(4,487)	(2,001)	(10,403)	(320)	(601)	(19,080)
Depreciation, depletion and amortization	37,761	4,219	6,604	1,642	520	1,644	52,390
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$83,620	$17,827	$23,695	$11,207	$4,213	$4,382	$144,944
Production of silver (ounces)	2,482,814	1,591,292	—	441,337	122,793	247,958	4,886,194
Cash operating cost per silver ounce	$(2.27)	$10.21	$—	$23.35	$46.48	$16.64	$6.29
Cash costs per silver ounce	$(2.27)	$11.49	$—	$24.75	$47.15	$16.64	$6.85
Production of gold (ounces)	—	—	7,444	—	—	—	7,444
Cash operating cost per gold ounce	$—	$—	$2,709	$—	$—	$—	$2,709
Cash cost per gold ounce	$—	$—	$2,709	$—	$—	$—	$2,709

Three months ended March 31, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$8,311	$15,615	$23,410	$3,429	$4,399	$2,558	$57,722
Royalties	—	2,304	—	330	183	—	2,817
Production taxes	—	—	—	200	—	—	200
Total cash costs (Non-U.S. GAAP)	$8,311	$17,919	$23,410	$3,959	$4,582	$2,558	$60,739
Add/Subtract:
Third party smelting costs	—	—	(2,650)	—	(1,373)	(563)	(4,586)
By-product credit	38,468	—	—	2,015	339	—	40,822
Other adjustments	221	(189)	—	42	96	—	170
Change in inventory	(9,631)	(3,612)	12,160	1,341	(4,034)	(895)	(4,671)
Depreciation, depletion and amortization	33,666	5,143	9,365	514	591	619	49,898
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$71,035	$19,261	$42,285	$7,871	$201	$1,719	$142,372
Production of silver (ounces)	1,729,766	1,710,948	—	333,696	179,985	149,182	4,103,577
Cash operating cost per silver ounce	$4.80	$9.13	$—	$10.28	$24.44	$17.15	$8.36
Cash costs per silver ounce	$4.80	$10.47	$—	$11.86	$25.46	$17.15	$9.10
Production of gold (ounces)	—	—	23,676	—	—	—	23,676
Cash operating cost per gold ounce	$—	$—	$989	$—	$—	$—	$989
Cash cost per gold ounce	$—	$—	$989	$—	$—	$—	$989

Exploration Activity

During the three months ending March 31, 2012, the Company completed 67,671 meters (222,016 feet) of new core and reverse circulation drilling and trenching in its global exploration program. The majority of this drilling was devoted to the Company's Palmarejo (Mexico) property followed by Joaquin (Argentina), Rochester (Nevada), Kensington (Alaska) and San Bartolomé (Bolivia). At peak, up to 16 drills were employed company-wide during the first quarter. The Company plans to spend $39.9 million in exploration during 2012 with approximately 84% of the budget earmarked for its existing operations at San Bartolomé, Martha and Joaquin, Palmarejo, Kensington and Rochester. In the second quarter, exploration and definition drilling will focus on many of the same areas and targets.
Palmarejo (Mexico)
The Company completed 37,186 meters (122,001 feet) of exploration core drilling in the first quarter in the Palmarejo District. This drilling was split nearly evenly between targets around the current Palmarejo mine from both surface and underground drill platforms, specifically the Rosario, Tucson and Chapotillo zones, and at Guadalupe and other targets including La Patria, Independencia and Guerra al Tirano. Guadalupe and Palmarejo will receive the bulk of drilling in the second quarter of this year.
Martha and Joaquin (Argentina)
A total of 14,342 meters (47,021 feet) of drilling was completed in the Santa Cruz Province of southern Argentina in the first quarter of 2012. Over 92% of this drilling was completed at the Joaquin joint venture property, with a focus on expanding and increasing the confidence of mineralization at the La Morocha and La Negra deposits and drilling to collect new samples for metallurgy tests. The Company plans to continue drilling to define the two deposits at Joaquin and to work toward completion of a feasibility study, which would increase the Company's managing and participating interest in the Joaquin project from 51% to 61%. Subject to certain conditions the Company has an option to increase its interest further. The Joaquin project is located approximately 70 kilometers (43 miles) by road north of the Martha mine. Other targets drilled in the quarter in Argentina were at the Martha mine.
Rochester (USA)
Drilling at Rochester continued at the pace set in the second half of 2011. A total of 12,634 meters (41,450 feet) of reverse circulation drilling were completed on the property. In addition, drilling of surface stockpiles commenced in the quarter.

Kensington (USA)
Exploration at Kensington consisted of just over 3,014 meters (9,887 feet) of core drilling in the quarter. Nearly all of the drilling was devoted to the Raven vein zone which is located approximately 685 meters (2,250 feet) due west of the Kensington ore body. In addition, drilling recommenced on the new Kensington South target. This target is immediately south of the Kensington ore body, on trend, and has seen very little historic exploration.
In addition to this exploration drilling, up to 3 drills were employed this quarter to further define the lower part of Zone 10. The Company completed 6,211 meters (20,377 feet) of definition drilling on a nominal 15 meter spacing (50 feet). Zone 10 will form the bulk of mining for the next 3 years.
San Bartolomé (Bolivia)
For the quarter ended March 31, 2012, 87 new backhoe trenches were completed and sampled, resulting in 505 new meters of trenching and sampling on one-meter vertical intervals. Most of this work was centered on the Santa Rita area with a smaller amount at Diablo.
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
Please see Note 2 – Summary of Significant Accounting Policies for additional critical accounting policies and estimates.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Sales of metal from continuing operations in the first quarter of 2012 increased by 2.5% to $204.6 million from $199.6 million in the first quarter of 2011. The increase in sales of metal was due to an increase in silver ounces sold as well as an increase in realized prices. In the first quarter of 2012, the Company sold 4.3 million ounces of silver and 38,884 ounces of gold compared to 3.7 million ounces of silver and 65,948 ounces of gold for the same period in 2011. Realized silver and gold prices in the first quarter of 2012 increased 4.3% and 23.9%, respectively, over the first quarter 2011. Realized silver and gold prices were $32.61 and $1,702 per ounce, respectively, in the first quarter of 2012, compared to $31.27 and $1,374 per ounce, respectively, in the comparable quarter of 2011.
Included in sales of metals are the by-product sales derived from the sale of gold by the Company's silver mines. Total gold sales for the periods ended March 31, 2012 and 2011 were $65.3 million and $87.1 million, respectively. Of those totals, by-product metal sales were $54.9 million compared to $39.0 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future. The increases in by-product sales were primarily due to the increase in gold prices.
In the first quarter of 2012, the Company produced a total of 4.9 million ounces of silver and 43,901 ounces of gold, compared to 4.1 million ounces of silver and 53,130 ounces of gold in the first quarter of 2011.
While quarterly sales of metal rose 2.5%, production costs applicable to sales of metal in the first quarter of 2012 increased slightly from $92.5 million in the first quarter of 2011 to $92.6 million in the first quarter of 2012. The increase in sales is primarily due to the increases in production at Palmarejo and Rochester and an increase in metal prices.
Depreciation, depletion, and amortization increased by $2.6 million, from $50.0 million to $52.6 million, compared to the first quarter of 2011. The increase is due to depreciation and depletion expense from the Rochester mine, which commenced commercial production on the new leach pad in the fourth quarter of 2011 as well as increased production at Palmarejo.
Costs and Expenses
Administrative and general expenses decreased by $4.6 million, from $12.2 million to $7.6 million, as compared to the first quarter of 2011. The decrease was primarily caused by the stock based compensation expense of the Company's former CEO, who retired in the third quarter of 2011.
Exploration expenses increased to $6.6 million in the first quarter of 2012 compared to $2.8 million in the same period of 2011 primarily due to increased exploration activity at the Palmarejo, Rochester, and Martha mines.
Other Income and Expenses
Non-cash fair value adjustments, net in the three months ended March 31, 2012 were a loss of $23.1 million compared to a loss of $5.3 million in the first quarter of 2011. The majority of the increase in the fair value adjustment, net was due to the impact of higher gold prices on the Palmarejo gold production royalty obligation.
Interest income and other increased by $3.1 million to $5.0 million in the first quarter of 2012 compared with $1.9 million in the first quarter of 2011. The increase was primarily due to foreign currency transactions in Mexico.
Interest expense, net of capitalized interest, decreased to $6.7 million in the first quarter of 2012 from $9.3 million in the first quarter of 2011. The decrease in interest expense was primarily due to a decrease in total debt and capital leases outstanding.

Income Taxes
For the three months ended March 31, 2012, the Company reported an income tax provision of approximately $15.4 million compared to an income tax provision of $12.9 million in the first quarter of 2011.
The following table summarizes the components of the Company’s income tax provision for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Current:
United States - Alternative minimum tax	$—	$1,938
United States - Foreign withholding	(17)	(78)
Argentina	(201)	98
Australia	(371)	101
Mexico	(154)	(50)
Bolivia	(7,015)	(9,079)
Deferred:
United States	(3,120)	(616)
Australia	(340)	(519)
Mexico	(3,544)	(3,776)
Bolivia	(674)	(958)
Income tax provision	$(15,436)	$(12,939)
During the three months ended March 31, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices and inflation adjustments on non-monetary assets. In addition, the Company recognized a net $7.7 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
During the three months ended March 31, 2011, the Company recognized a current provision in Bolivia primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.1 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia, and a $2.0 million benefit for anticipated operating losses in the U.S. In addition, the Company recognized a net $5.9 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Working Capital; Cash and Cash Equivalents
As of March 31, 2012, the Company’s cash, cash equivalents and short term investments totaled $153.2 million compared to $195.3 million as of December 31, 2011. The decrease was primarily attributed to payment of income taxes in Bolivia.
The Company’s working capital decreased by $20.6 million between December 31, 2011 and March 31, 2012 to $192.3 million, compared to $212.9 million at December 31, 2011. The ratio of current assets to current liabilities was 1.77 to 1 at March 31, 2012 and was 1.84 to 1 at December 31, 2011. The decrease was primarily attributable to the $46.2 million reclassification of the 3.25% Convertible Senior Notes due March 2028 from non-current to current liabilities as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
The Company intends to indefinitely reinvest a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the three months ended March 31, 2012 and the year ended December 31, 2011. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.

Cash Provided by Operating Activities
Net cash provided by operating activities in the three months ended March 31, 2012 was $17.0 million, compared with $35.8 million for the same time period in 2011. The decrease is primarily the result of changes in operating assets and liabilities. Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three months ended March 31,
	2012	2011
	(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$17,002	$35,786
Changes in operating assets and liabilities:
Receivables and other current assets	2,956	4,841
Prepaid expenses and other	(4,774)	19
Inventories	24,722	12,493
Accounts payable and accrued liabilities	53,929	36,977
Operating cash flow	$93,835	$90,116
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2012 was $12.5 million, compared to $16.6 million in the three months ended March 31, 2011. The decrease is primarily due to proceeds from sales and maturities of investments offset by increased capital expenditures.
The Company spent $31.6 million on capital expenditures in the first quarter of 2012, compared with $15.9 million during the same time period last year. The majority of the capital expenditures for the first three months of 2012 were at Palmarejo, San Bartolomé, and Kensington.
Cash Used in Financing Activities
Net cash used in financing activities during the three months ended March 31, 2012 was $27.7 million compared to $20.9 million for the same time period last year. During the three months ended March 31, 2012, the Company paid $26.5 million to reduce existing debt and royalty obligations, primarily the Palmarejo gold production royalty. During the three months ended March 31, 2011, the Company borrowed $27.5 million and paid $47.0 million to reduce existing debt.

Debt and Capital Resources
3.25% Convertible Senior Notes due 2028
As of March 31, 2012, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $46.2 million net of debt discount.
The carrying value of the equity component representing the embedded conversion option at March 31, 2012 and December 31, 2011 was $10.9 million and $10.9 million, respectively.
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

Kensington Term Facility
As of March 31, 2012 the balance of the Kensington term facility was $75.8 million.
As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 136,000 ounces of gold call options were outstanding at March 31, 2012. The weighted average call feature of each collar was $1,919.83. Collars protecting 173,000 ounces of gold put options were outstanding at March 31, 2012. The weighted average strike price of the options was $954.74.
The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of project cash flow to debt service shall be at least 125%, the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management. As of March 31, 2012, the Company was not in compliance with the debt service ratio covenant. The bank has waived that requirement of the agreement for the year ending December 31, 2012.
Capital Lease Obligations
As of March 31, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $22.8 million and $27.0 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $5.1 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $69.1 million and $72.1 million, respectively.
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2012, and 2011 the Company capitalized interest of $1.1 million and $0.2 million, respectively.
Litigation and Other Events
For a discussion of litigation and other events, see Note 19 to the Company’s Condensed Consolidated Financial Statements, Litigation and Other Events.

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
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2012, the Company had outstanding provisionally priced sales of $16.2 million, consisting of 337,058 ounces of silver and 3,181 ounces of gold, which had a fair value of $16.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $3,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $3,200. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 189,975 ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700.
Foreign Currency Contracts
The Company operates, or has mining interests, in several foreign countries, specifically Argentina, Australia, Bolivia and Mexico, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. The Company has no outstanding firm commitments at March 31, 2012. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At March 31, 2012, the Company had MXP foreign exchange contracts of $25.8 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.78 MXP to each U.S. dollar and had a fair value of $(0.5) million at March 31, 2012. The Company recorded a mark-to-market gain of $2.7 million for the three months ended March 31, 2012, and a mark-to market gain of $1.0 million for the three months ended March 31, 2011, which is reflected in fair value adjustments, net. A 10% weakening of the MXP would result in a reduction in fair value of $2.8 million. The Company recorded realized gains (losses) of $(0.8) million in production costs applicable to sales during the three months ended March 31, 2012, and $0.3 million during the three months ended March 31, 2011.

Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2012, a total of 239,974 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2012 and December 31, 2011 was a liability of $171.8 million and $159.4 million, respectively. During the three months ended March 31, 2012 and 2011, the mark-to-market adjustments for this embedded derivative amounted to a loss of $12.4 million and a gain of $1.1 million, respectively. For the three months ended March 31, 2012 and 2011, realized losses on settlement of the liabilities were $13.2 million and $7.5 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at March 31, 2012 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at March 31, 2012 would have decreased by approximately $0.2 million.
Kensington Term Facility
On March 31, 2012, in connection with the Kensington term facility, the Company had outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At March 31, 2012, the Company had outstanding put options allowing it to sell 173,000 ounces of gold at a weighted average strike price of $954.74 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. As of March 31, 2012 the fair market value of these contracts was a net liability of $17,700.0 million.
Additional information about the Company’s derivative financial instruments may be found in Note 15 to the Company’s Condensed Consolidated Financial Statements, Derivative Financial Instruments and Fair Value of Financial Instruments.
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

(b) Changes in Internal Control over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The information contained under Note 19 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. In addition, those risk factors have been supplemented and updated in this Form 10-Q as set forth below. References to “we,” “our” and “us” in these risk factors refer to the Company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities in the three months ended March 31, 2012.
Item 4. Other Information
Mine Safety Disclosures
Information concerning any mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits

10.1
Employment Agreement, dated January 4, 2012, between the Company and K. Leon Hardy (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 6, 2012.)*

10.2
Employment Agreement, dated January 4, 2012, between the Company and Kelli C. Kast (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed January 6, 2012.)*

10.3
Coeur d' Alene Mines Corporation Executive Severance Policy, effective as of January 1, 2012 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed January 6, 2012.)*

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

95.1	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated	May 7, 2012	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer

Dated	May 7, 2012	/s/ Frank L. Hanagarne Jr.
FRANK L. HANAGARNE JR.
Senior Vice President and Chief Financial Officer