Form 10-Q
period 2012-06-30
COEUR D ALENE MINES CORP
filed 2012-08-07
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,906,332 shares were issued and outstanding as of August 6, 2012.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		June 30, 2012	December 31, 2011
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$199,397	$175,012
Short term investments	5	907	20,254
Receivables	6	70,443	83,497
Ore on leach pad		30,562	27,252
Metal and other inventory	7	145,144	132,781
Deferred tax assets		2,090	1,869
Restricted assets		456	60
Prepaid expenses and other		22,184	24,218
		471,183	464,943
NON-CURRENT ASSETS
Property, plant and equipment, net	8	693,026	687,676
Mining properties, net	9	1,945,763	2,001,027
Ore on leach pad, non-current portion		12,631	6,679
Restricted assets		29,134	28,911
Marketable securities	5	21,150	19,844
Receivables, non-current portion	6	45,352	40,314
Debt issuance costs, net		2,738	1,889
Deferred tax assets		132	263
Other		12,401	12,895
TOTAL ASSETS		$3,233,510	$3,264,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$66,991	$78,590
Accrued liabilities and other		8,321	13,126
Accrued income taxes		23,929	47,803
Accrued payroll and related benefits		18,119	16,240
Accrued interest payable		1,437	559
Current portion of debt and capital leases	10	82,708	32,602
Current portion of royalty obligation	10,15	63,269	61,721
Current portion of reclamation and mine closure	11	4,812	1,387
Deferred tax liabilities		53	53
		269,639	252,081
NON-CURRENT LIABILITIES
Long-term debt and capital leases	10	53,974	115,861
Non-current portion of royalty obligation	10,15	150,534	169,788
Reclamation and mine closure	11	30,531	32,371
Deferred tax liabilities		545,031	527,573
Other long-term liabilities		23,091	30,046
		803,161	875,639
COMMITMENTS AND CONTINGENCIES (Notes 10, 11, 12, 13, 14, 15, 16 and 19)
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, 89,901,675 issued at June 30, 2012 and 89,655,124 issued at December 31, 2011		899	897
Additional paid-in capital		2,587,923	2,585,632
Accumulated deficit		(417,885)	(444,833)
Accumulated other comprehensive loss		(10,227)	(4,975)
		2,160,710	2,136,721
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,233,510	$3,264,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Sales of metal	$254,406	$231,090	$458,970	$430,714
Production costs applicable to sales	(131,823)	(77,102)	(224,377)	(169,576)
Depreciation, depletion and amortization	(61,024)	(57,641)	(113,616)	(107,682)
Gross profit	61,559	96,347	120,977	153,456
COSTS AND EXPENSES
Administrative and general	8,594	1,827	16,190	14,058
Exploration	6,305	4,077	12,872	6,839
Loss on impairment and other	4,813	—	4,813	—
Pre-development, care, maintenance and other	273	11,104	1,341	14,678
Total cost and expenses	19,985	17,008	35,216	35,575
OPERATING INCOME	41,574	79,339	85,761	117,881
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	—	(389)	—	(856)
Fair value adjustments, net	16,039	(12,432)	(7,074)	(17,700)
Interest income and other, net	(3,221)	2,763	1,786	4,664
Interest expense, net of capitalized interest	(7,557)	(9,268)	(14,227)	(18,573)
Total other income and expense, net	5,261	(19,326)	(19,515)	(32,465)
Income before income taxes	46,835	60,013	66,246	85,416
Income tax provision	(23,862)	(21,402)	(39,298)	(34,341)
NET INCOME	$22,973	$38,611	$26,948	$51,075
BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Net income	$0.26	$0.43	$0.30	$0.57
Diluted income per share:
Net income	$0.26	$0.43	$0.30	$0.57
Weighted average number of shares of common stock
Basic	89,631	89,310	89,611	89,299
Diluted	89,733	89,712	89,777	89,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$22,973	$38,611	$26,948	$51,075
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available for sale securities	(5,676)	(1,387)	(5,252)	(1,387)
Other comprehensive loss	(5,676)	(1,387)	(5,252)	(1,387)
COMPREHENSIVE INCOME	$17,297	$37,224	$21,696	$49,688
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended June 30, 2012
(Unaudited)

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$(4,975)	$2,136,721
Net income	—	—	—	26,948	—	26,948
Other comprehensive loss	—	—	—	—	(5,252)	(5,252)
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	247	2	2,291	—		2,293
Balances at June 30, 2012	89,902	$899	$2,587,923	$(417,885)	$(10,227)	$2,160,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,973	$38,611	$26,948	$51,075
Add (deduct) non-cash items
Depreciation, depletion and amortization	61,024	57,641	113,616	107,682
Accretion of discount on debt and other assets, net	808	494	1,605	944
Accretion of royalty obligation	5,492	5,770	10,072	11,037
Deferred income taxes	9,690	4,223	17,368	10,093
Loss on debt extinguishment	—	389	—	856
Fair value adjustments, net	(17,759)	13,933	4,018	20,593
Gain (loss) on foreign currency transactions	70	(848)	369	(737)
Share-based compensation	1,033	(3,351)	3,170	4,804
(Gain) loss on sale of assets	264	(1,223)	264	(1,224)
Loss on impairment	4,813	—	4,813	—
Other non-cash charges	(40)	200	(40)	831
Changes in operating assets and liabilities:
Receivables and other current assets	10,319	(8,138)	7,365	(12,979)
Prepaid expenses and other	(2,857)	1,354	1,916	1,335
Inventories	3,097	(23,575)	(21,625)	(36,068)
Accounts payable and accrued liabilities	14,276	25,585	(39,655)	(11,392)
CASH PROVIDED BY OPERATING ACTIVITIES	113,203	111,065	130,204	146,850
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(6,831)	(11,881)	(7,866)	(13,110)
Proceeds from sales and maturities of short term investments	683	2,773	20,701	3,360
Capital expenditures	(32,238)	(25,764)	(63,885)	(41,681)
Other	995	325	1,180	273
CASH USED IN INVESTING ACTIVITIES	(37,391)	(34,547)	(49,870)	(51,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	—	—	27,500
Payments on long-term debt, capital leases, and associated costs	(8,794)	(16,704)	(14,244)	(34,099)
Payments on gold production royalty	(19,287)	(17,441)	(40,660)	(32,059)
Payments on gold lease facility	—	—	—	(13,800)
Additions to restricted assets associated with the Kensington Term Facility	—	—	—	(1,325)
Other	(217)	30	(1,045)	(1,197)
CASH USED IN FINANCING ACTIVITIES	(28,298)	(34,115)	(55,949)	(54,980)
INCREASE IN CASH AND CASH EQUIVALENTS	47,514	42,403	24,385	40,712
Cash and cash equivalents at beginning of period	151,883	64,427	175,012	66,118
Cash and cash equivalents at end of period	$199,397	$106,830	$199,397	$106,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2012 and December 31, 2011 and the Company’s results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to June 30, 2012 or to the three and six months ended June 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements: Effective January 1, 2012, the Company adopted ASU 2011-04 which included new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. In addition, the standard includes specifications for the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The adoption of this standard has no material effect on the Company's financial position, results of operations or cash flows. Refer to Note 4 — Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.
Effective January 1, 2012, the Company adopted ASU 2011-05 which includes guidance for presentation of comprehensive income and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance was effective for the Company's fiscal year beginning January 1, 2012. The Company chose to use the two-statement approach and the update had no effect on the Company's financial position, results of operations or cash flows.
In December, 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. We do not believe the adoption of this update will have a material impact on the disclosure requirements for our consolidated financial statements.
NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2012, 632,213 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three and six months ended June 30, 2011, 1,056,901 and 1,419,282, respectively, shares of common stock equivalents related to convertible debt and equity based awards

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

have not been included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earning per share for the three and six months ended June 30, 2012 and 2011 because there is no excess value upon conversion over the principle amount of the Notes.
The effect of potentially dilutive stock outstanding as of June 30, 2012, and 2011 are as follows (in thousands, except per share data):

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$22,973	89,631	$0.26	$26,948	89,611	$0.30
Effect of Dilutive Securities
Equity awards	—	102		—	166
Diluted EPS
Net income available to common stockholders	$22,973	89,733	$0.26	$26,948	89,777	$0.30

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common stockholders	$38,611	89,310	$0.43	$51,075	89,299	$0.57
Effect of Dilutive Securities
Equity awards	—	402		—	384
Diluted EPS
Net income available to common stockholders	$38,611	89,712	$0.43	$51,075	89,683	$0.57
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	907	907	—	—
Marketable equity securities	21,150	21,150	—	—
Silver ounces receivable from Mandalay	562	—	562	—
	$22,619	$22,057	$562	$—
Liabilities:
Royalty obligation embedded derivative	$146,715	$—	$146,715	$—
Put and call options	13,193	—	13,193	—
Other derivative instruments, net	791	—	791	—
	$160,699	$—	$160,699	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	20,254	20,254	—	—
Marketable securities	19,844	19,844	—	—
Put and call options	3,040	—	3,040	—
Silver ounces receivable from Mandalay	814	—	814	—
	$43,952	$40,098	$3,854	$—
Liabilities:
Royalty obligation embedded derivative	$159,400	$—	$159,400	$—
Put and call options	20,892	—	20,892	—
Other derivative instruments, net	4,012	—	4,012	—
	$184,304	$—	$184,304	$—
The Company’s short-term investments are readily convertible to cash and, therefore, these investments are classified within Level 1 of the fair value hierarchy.
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
The Company had no Level 3 financial assets and liabilities as of June 30, 2012 or December 31, 2011.
There were no transfers between levels of fair value measurements of financial assets and liabilities during the first six months of 2012.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Financial assets and liabilities that are not measured at fair value at June 30, 2012 and December 31, 2011 are set forth in the following table (in thousands):

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$46,833	$46,833	$—	$—
Palmarejo Gold Production Royalty Obligation	$100,054	$—	$100,054	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$49,205	$49,205	$—	$—
Palmarejo Gold Production Royalty Obligation	$111,257	$—	$111,257	$—
The fair value at June 30, 2012 and December 31, 2011 of the 3.25% Convertible Senior Notes outstanding were determined by market transactions. As such, the notes are classified as Level 1 in the fair value hierarchy.
The fair value of the Palmarejo Gold Production Royalty Obligation is valued using a pricing model which requires inputs that are derived from observable market data, including contractual terms, yield curves, and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. As such, the obligation is classified within Level 2 of the fair value hierarchy.
The fair value of the Kensington Term Facility is valued at the outstanding principal amount plus accrued but unpaid interest which approximates book value. The interest rate is periodically adjusted per contractual terms to give effect to current rates that market participants would consider when pricing the obligation.
The fair value of the Company's cash equivalents, receivables, restricted assets, accounts payable, accrued liabilities, and capital leases approximate book value due to the nature of these assets and liabilities and are classified as Level 1 in the fair value hierarchy, except for capital leases which are classified as Level 2.
The fair value of the Company's non-current portion of the refundable value added tax is not practicable to estimate due to the uncertainty of the timing of the expected future cash flows to be received.
NOTE 5 – INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income (loss). At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The equity securities reflected in the table below consist of equity securities of silver and gold exploration and development companies that the Company purchased. The following table summarizes the Company’s available-for-sale securities on hand as of June 30, 2012 and December 31, 2011 (in thousands):

	Investments in marketable securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at June 30, 2012	$31,377	$(11,544)	$1,317	$21,150

Marketable securities at December 31, 2011	$24,819	$(4,975)	$—	$19,844
In the three months ended June 30, 2012 and 2011, the Company recognized an unrealized loss of $5.7 million and $1.4 million, respectively, in other comprehensive income (loss). In the six months ended June 30, 2012, and 2011, the Company recognized an unrealized loss of $5.3 million and $1.4 million, respectively, in other comprehensive income (loss). The Company performs a quarterly assessment on each of their marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company has the intent and ability to hold these investments until they recover or increase in value. The Company’s management team uses industry knowledge and expertise and has determined that these unrealized losses are not other than temporary based on a review of the potential for each company in which it currently holds investments.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Gross realized gains and losses are based on cost, net of discount or premium of investments sold. There were no realized gains or losses in any of the periods presented.
In addition, the Company had $0.9 million and $20.3 million of short-term investments at June 30, 2012 and December 31, 2011, respectively. These investments are primarily in certificates of deposit with various banks and all have maturity dates of less that one year.
NOTE 6 – RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Receivables - current portion
Accounts receivable - trade	$9,486	$14,366
Refundable income tax	11,964	11,480
Refundable value added tax	43,593	52,968
Accounts receivable - other	5,400	4,683
	$70,443	$83,497
Receivables - non-current portion
Refundable value added tax	$45,352	$40,314

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. The Company estimated that an allowance of $0.3 million was needed against its value added tax receivable balances in Argentina at June 30, 2012. There were no allowances against receivable balances at December 31, 2011.
Taxes paid to foreign governments that are refundable to the Company are classified as “Refundable value added tax” at the face value of the amount of the tax refund due. Refunds expected to be received in the next twelve months are classified as “current” and amounts that are expected to be received after twelve months are classified as “non-current”.
NOTE 7 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Concentrate and doré inventory	$76,549	$73,590
Supplies	68,595	59,191
Metal and other inventory	$145,144	$132,781
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$1,415	$1,432
Buildings and improvements	559,732	520,137
Machinery and equipment	270,659	246,584
Capitalized leases for machinery, equipment and buildings	76,195	76,244
	908,001	844,397
Accumulated depreciation and amortization	(272,590)	(235,528)
	635,411	608,869
Construction in progress	57,615	78,807
	$693,026	$687,676

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Mining properties	$147,873	$69,671	$328,786	$113,429	$11,416	$—	$—	$671,175
Accumulated depletion	(68,750)	(16,716)	(33,878)	(99,131)	(11,416)	—	—	(229,891)
	79,123	52,955	294,908	14,298	—	—	—	441,284
Mineral interests	1,658,389	26,642	—	—	—	44,033	—	1,729,064
Accumulated depletion	(204,781)	(6,676)	—	—	—	(13,270)	—	(224,727)
	1,453,608	19,966	—	—	—	30,763	—	1,504,337
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,532,731	$72,921	$294,908	$14,298	$—	$30,763	$142	$1,945,763

December 31, 2011	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Mining properties	$134,296	$68,684	$321,456	$112,826	$12,643	$—	$—	$649,905
Accumulated depletion	(53,060)	(14,989)	(27,160)	(97,834)	(10,373)	—	—	(203,416)
	81,236	53,695	294,296	14,992	2,270	—	—	446,489
Mineral interests	1,658,389	26,642	—	—	—	44,033	—	1,729,064
Accumulated depletion	(158,627)	(6,007)	—	—	—	(10,034)	—	(174,668)
	1,499,762	20,635	—	—	—	33,999	—	1,554,396
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,580,998	$74,330	$294,296	$14,992	$2,270	$33,999	$142	$2,001,027
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
Martha Mine: The Martha mine is an underground silver mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $4.8 million in the second quarter of 2012.
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 4.0 million payable ounces to-date and the current ore reserve contains approximately 3.5 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Non-Producing and Development Properties
Joaquin Project – Argentina: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property, consisting of over 28,450 hectares (70,300 acres) north of the Company's Martha silver mine, in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, collectively referred to as the "Joaquin Project," and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of pre-feasibility and feasibility studies. The Company has not capitalized any expenditures associated with the Joaquin Project as of June 30, 2012.
NOTE 10 – DEBT AND CAPITAL LEASE OBLIGATIONS
The current and non-current portions of long-term debt and capital lease obligations as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$46,786	$—	$—	$45,545
Kensington Term Facility	24,248	47,726	15,398	60,425
Capital lease obligations	11,674	6,248	17,119	9,891
Other	—	—	85	—
	$82,708	$53,974	$32,602	$115,861

3.25% Convertible Senior Notes
As of June 30, 2012, the outstanding balance of the 3.25% Convertible Senior Notes due 2028 was $48.7 million, or $46.8 million net of debt discount. The notes are classified as current liabilities as of June 30, 2012 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
The fair value of the notes outstanding, as determined by market transactions at June 30, 2012 and December 31, 2011 was $46.8 million and $49.2 million, respectively. The carrying value of the equity component at June 30, 2012 and December 31, 2011 was $10.9 million.
For the three months ended June 30, 2012 and 2011 interest expense recognized was $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2012 and 2011 interest expense recognized was $0.8 million, and $0.8 million, respectively. For the three months ended June 30, 2012 and 2011 accretion of the debt discount was $0.6 million and $0.6, respectively. For the six months ended June 30, 2012 and 2011 accretion of the debt discount was $1.2 million and $1.1 million, respectively. The debt discount remaining at June 30, 2012 was $1.9 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.
Kensington Term Facility
As of June 30, 2012, the outstanding balance of the Kensington Term Facility was $72.0 million.
As a condition to the Kensington term facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the term facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Call options protecting 111,000 ounces of gold were outstanding at June 30, 2012. The weighted average strike price of the call options was $1,971.94. Put options protecting 156,000 ounces of gold were outstanding at June 30, 2012. The weighted average strike price of the put options was $958.16.
The Amended Credit Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of projected cash flow to debt service shall be at least 125%, the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management. As of June 30, 2012, the Company was not in compliance with the debt service ratio covenant. The bank has waived that requirement of the agreement for the year ending December 31, 2012.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Capital Lease Obligations
As of June 30, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $17.9 million and $27.0 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation for the three and six months ended June 30, 2012 and 2011of $5.6 million and $5.8 million and $10.7 million and $11.0 million, respectively. As of June 30, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $67.1 million and $72.1 million, respectively.
Interest Expense
The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three and six months ended June 30, 2012 and 2011, the Company expensed interest of $7.6 million and $9.3 million, and $14.2 million and $18.6 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
3.25% Convertible Senior Notes due March 2028	$395	$395	$791	$791
1.25% Convertible Senior Notes paid in 2011	—	—	—	1
Senior Term Notes paid in 2011	—	427	—	914
Kensington Term Facility	906	1,162	1,880	2,267
Capital lease obligations	265	472	608	938
Other debt obligations	162	145	230	613
Gold Lease Facility terminated in 2011	—	—	—	107
Accretion of Franco Nevada royalty obligation	5,559	5,770	10,663	11,037
Amortization of debt issuance costs	251	559	508	1,183
Accretion of debt discount	629	576	1,241	1,137
Capitalized interest	(610)	(238)	(1,694)	(415)
Total interest expense, net of capitalized interest	$7,557	$9,268	$14,227	$18,573
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three and six months ended June 30, 2012 and 2011, the Company capitalized interest of $0.6 million and $0.2 million, and $1.7 million and $0.4 million respectively.
NOTE 11 – RECLAMATION AND MINE CLOSURE
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. The sum of the expected costs by year is discounted, using the Company's credit adjusted risk free interest rate. On an ongoing basis, management evaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Asset retirement obligation - Beginning	$33,434	$27,908	$32,714	$27,302
Accretion	742	654	1,466	1,290
Addition and changes in estimates	335	—	335	—
Settlements	(1)	(5)	(5)	(35)
Asset retirement obligation - June 30	$34,510	$28,557	$34,510	$28,557
In addition, the Company has accrued $0.8 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 12 – INCOME TAXES
For the three and six months ended June 30, 2012, the Company reported an income tax provision of approximately $23.9 million and $39.3 million, respectively, compared to an income tax provision of $21.4 million and $34.3 million for the three and six months ended June 30, 2011, respectively.
The following table summarizes the components of the Company’s income tax provision from continuing operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States	$(388)	$(2,202)	$(3,525)	$(958)
Argentina	(38)	(15)	(239)	83
Australia	(495)	(700)	(1,206)	(1,118)
Mexico	(12,052)	(6,376)	(15,750)	(10,202)
Bolivia	(10,889)	(12,109)	(18,578)	(22,146)
Income tax provision from continuing operations	$(23,862)	$(21,402)	$(39,298)	$(34,341)
The income tax provision for the three and six months ended June 30, 2012 and 2011 varies from the statutory rate primarily because of differences in tax rates for the Company’s foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The Company has U.S. net operating loss carryforwards which expire in 2017 through 2031. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 13 – SHARE-BASED COMPENSATION PLANS
The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders meeting.
The compensation expense (benefit) recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2012 and 2011 for share based compensation awards was $1.0 million and $(3.4) million, and $2.7 million and $4.8 million, respectively. The stock appreciation rights (SARs), restricted stock units (RSUs) and performance units outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of June 30, 2012, there was $7.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table summarizes the new grants issued during the six months ended June 30, 2012:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 31, 2012	165,169	$27.66	120,720	$17.67	77,137	$41.53
March 1, 2012	4,844	$28.72	—	$—	—	$—
April 2, 2012	2,009	$24.32	—	$—	—	$—
May 1, 2012	3,185	$21.65	—	$—	—	$—
May 7, 2012	7,511	$19.01	11,803	$12.10	7,211	$28.54
June 1, 2012	1,361	$18.35	—	$—	—	$—
The following options and stock appreciation rights were exercised during the six months ended June 30, 2012:

Award Type	Number of Units	Weighted Average Exercise Price
Options	27,720	$9.58
Stock Appreciation Rights	26,610	$12.56
The following shows the weighted average fair value of SARs, performance units and RSUs outstanding at June 30, 2012:

	June 30, 2012
	SARs	Performance units	Restricted stock units
Weighted average fair value	$12.19	$18.40	$17.56

The following table shows the options and SARs exercisable at June 30, 2012:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price
216,921	$33.51	53,900	$13.66
NOTE 14 – DEFINED CONTRIBUTION AND 401(k) PLANS
Defined Contribution Plan
The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.5 million and $0.4 million, and $1.0 million and $0.8 million for the three and six months ended June 30, 2012 and 2011, respectively.
401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three and six months ended June 30, 2012 and 2011 were $0.5 million and $0.3 million, and $1.1 million and $0.6 million, respectively.
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2012, a total of 224,710 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. As such, the Company is required to recognize the change in fair value of the remaining minimum obligation due to the changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 5.3% and 5.7% at June 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivative at June 30, 2012 and December 31, 2011, based on forward gold prices averaging approximately $1,630 and $1,610 per ounce, respectively, was a liability of $146.7 million and $159.4 million, respectively. During the three and six months ended June 30, 2012 and 2011, mark-to-market adjustments for this embedded derivative amounted to a gain of $25.1 million and a loss of $4.0 million, and a gain of $12.7 million and a loss of $2.9 million respectively.
Payments on the royalty obligation occur monthly resulting in a decrease to the carrying amount of the minimum obligation and the derivative liability and the recognition of realized gains or losses as a result of changing prices for gold. Each monthly payment is an amount equal or greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the three and six months ended June 30, 2012 and 2011, realized losses on settlement of the liabilities were $11.0 million, and $9.7 million and $24.2 million and $17.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At June 30, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.37 MXP to each U.S. dollar and the Company had a liability with a fair value of $0.4 million at June 30, 2012. At December 31, 2011, the Company had MXP foreign exchange contracts of $25.5 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.40 MXP to each U.S. dollar and the Company had a liability with a fair value of $3.2 million at December 31, 2011. The Company recorded mark-to-market gains on these contracts of $0.1 million and $2.8 million for the three and six months ended June 30, 2012, respectively. The Company recorded mark-to-market gains (losses) of $(0.7) million and $0.3 million for the three and six months ended June 30, 2011, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded realized losses of $1.2 million and $1.9 million in production costs applicable to sales during the three and six months ended June 30, 2012 , respectively. The Company recorded realized gains of $0.9 million and $1.1 million in production costs applicable to sales during the three and six months ended June 30, 2011, respectively.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2012, the Company had outstanding provisionally priced sales of $20.2 million, consisting of 0.4 million ounces of silver and 5,698 ounces of gold, which had a fair value of $19.9 million including the embedded derivative. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative.

Commodity Derivatives
As of June 30, 2012, in connection with the Kensington term facility, the Company had outstanding call options requiring it to deliver 111,000 ounces of gold at a weighted average strike price of $1,971.94 per ounce if the market price of gold exceeds the strike price. At June 30, 2012, the Company had outstanding put options allowing it to sell 156,000 ounces of gold at a weighted average strike price of $958.16 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. At December 31, 2011, the Company had written outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At December 31, 2011, the Company had outstanding put options allowing it to sell 190,000 ounces of gold at a weighted average strike price of $951.93 per ounce if the market price of gold were to fall below the strike price. As of June 30, 2012 and December 31, 2011, the fair market value of these contracts was a net liability of $13.2 million and $17.9 million, respectively. During the six months ended June 30, 2012 no gold call options expired. During the six months ended June 30, 2012, 34,000 ounces of gold put options expired at a weighted average strike price of $923.34 per ounce, resulting in a realized loss of $1.4 million. During the six months ended June 30, 2011, 23,750 ounces of gold call options at a weighted average strike price of $1,737.68 expired.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

During the three months ended June 30, 2012, 25,000 units of gold call options were settled resulting in a realized loss of $1.6 million. During the three and six months ended June 30, 2012 and 2011, the Company recorded unrealized gains of $4.5 million and $2.4 million, and $4.7 million and $1.7 million, respectively, related to the outstanding options which was included in fair value adjustments, net.
In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received the right to 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The Company recognized mark to market losses of $0.3 million and $0.3 million associated with this silver in the three and six months ended June 30, 2012, respectively. The Company recognized mark to market gains (losses) of $(0.4) million and $0.5 million associated with this silver in the three and six months ended June 30, 2011, respectively. The silver ounces receivable from Mandalay Resources Corporation had a fair value of $1.7 million at June 30, 2012, and a fair value of $2.3 million at December 31, 2011.
As of June 30, 2012, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average rates, ounces and per share data):

	2012	2013	2014	Thereafter
Palmarejo gold production royalty	$15,514	$25,097	$24,895	$46,099
Average gold price in excess of minimum contractual deduction	$501	$502	$498	$492
Notional ounces	30,977	50,004	50,004	93,725
Mexican peso forward purchase contracts	$17,400	$8,700	$—	$—
Average rate (MXP/$)	$13.29	$13.52	$—	$—
Mexican peso notional amount	231,319	117,628	—	—
Silver ounces receivable from Mandalay	$1,152	$—	$—	$—
Average silver forward price	$18.43	$—	$—	$—
Notional ounces	62,500	—	—	—
Silver concentrate sales agreements	$11,184	$—	$—	$—
Average silver price	$28.85	$—	$—	$—
Notional ounces	387,614	—	—	—
Gold concentrates sales agreements	$9,058	$—	$—	$—
Average gold price	$1,590	$—	$—	$—
Notional ounces	5,698	—	—	—
Gold put options purchased	$1,440	$1,800	$720	$—
Average gold strike price	$923	$928	$979	$1,010
Notional ounces	34,000	45,000	47,000	30,000
Gold call options sold	$—	$—	$720	$—
Average gold strike price	$2,000	$2,000	$1,934	$2,000
Notional ounces	14,000	20,000	47,000	30,000

The following summarizes the classification of the fair value of the derivative instruments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$562	$—	$—	$—	$—
Forward foreign exchange contracts	167	581	—	—	—
Palmarejo gold production royalty	—	—	—	38,476	108,238
Put and call options, net	—	2,858	10,335	—	—
Concentrate sales contracts	40	417	—	—	—
	$769	$3,856	$10,335	$38,476	$108,238

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	December 31, 2011
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$814	$—	$—	$—	$—
Forward foreign exchange contracts	—	3,188	—	—	—
Palmarejo gold production royalty	—	—	—	37,206	122,194
Put and call options, net	—	3,183	14,669	—	—
Concentrate sales contracts	—	825	—	—	—
	$814	$7,196	$14,669	$37,206	$122,194
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended June 30, 2012 and 2011 (in thousands):

		Three months ended June 30,		Six months ended June 30,
Financial statement line	Derivative	2012	2011	2012	2011
Sales of metal	Concentrate sales contracts	$(877)	$(1,515)	$459	$(2,873)
Production costs applicable to sales	Forward foreign exchange contracts	(1,151)	859	(1,934)	1,111
Fair value adjustments, net	Gold lease facility	—	—	—	(132)
Fair value adjustments, net	Forward foreign exchange contracts	83	(707)	2,773	298
Fair value adjustments, net	Forward gold contract	—	—	—	35
Fair value adjustments, net	Silver ounces receivable	(337)	(368)	22	464
Fair value adjustments, net	Palmarejo gold royalty	14,106	(13,731)	(11,505)	(20,041)
Fair value adjustments, net	Put and call options	2,187	2,374	1,636	1,676
		$14,011	$(13,088)	$(8,549)	$(19,462)

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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at the Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 12, 2006 to December 31, 2012. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of June 30, 2012, approximately 11.0% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provides a financial benefit in the form of severance pay to terminated employees if their employment is terminated due to curtailment of operations. The individual benefit is based on the employee’s service time and rate of pay at the time of termination. The Rochester mine resumed mining and crushing operations in late 2011, and currently employs more than 200 employees. This termination benefit program has been extended to include newly hired employees. As of June 30, 2012, the total benefit expected to be incurred under this plan is approximately $4.8 million. The liability is recognized at the discounted amount and accreted over the service period.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Changes to the Company's termination benefits are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning Balance	$3,422	$1,891	$3,335	$1,105
Accruals	229	842	316	1,628
Ending Balance	$3,651	$2,733	$3,651	$2,733
The Company does not have a written severance plan for any of its foreign operations including those operations located in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for post-employment benefits in these locations of approximately $7.3 million and $7.4 million as of June 30, 2012 and December 31, 2011, respectively.
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
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was $0.5 million and $0.6 million, and $1.1 million and $0.9 million for the three and six months ended June 30, 2012 and 2011, respectively.
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
NOTE 17 – SIGNIFICANT CUSTOMERS
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has seven trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi, Johnson Matthey and Auramet) and the sales of metals to these companies amounted to approximately 92%, and 80% of total metal sales for the six months ended June 30, 2012 and 2011, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, Trafigura, Auramet, and China National Gold) amounted to approximately 8% and 20% of total metal sales for the three months ended June 30, 2012, and 2011, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table indicates customers that represent 10% or more of total sales of metal for the three months ended June 30, 2012 and 2011 (in millions):

Customer	Three months ended June 30,	Three months ended June 30,	Segments reporting sales of metal
	2012	2011
Valcambi	$148.3	$90.3	Palmarejo, San Bartolomé
Standard	$9.9	$50.5	Palmarejo
The following table indicates customers that represent 10% or more of total sales of metal for the six months ended June 30, 2012 and 2011 (in millions):

Customer	Six months ended June 30,	Six months ended June 30,	Segments reporting sales of metal
	2012	2011
Valcambi	$256.3	$142.9	Palmarejo, San Bartolomé
Standard	$24.5	$50.5	Palmarejo
China National Gold	$16.0	$69.3	Kensington
International Commodities	$23.8	$46.2	Palmarejo, San Bartolomé, Rochester
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
Revenues from silver sales were $160.7 million and $158.8 million and $299.9 million, and $271.3 million in the three and six months ended June 30, 2012 and 2011, respectively. Revenues from gold sales were $93.7 million and $72.3 million, and $159.0 and $159.4 million in the three and six months ended June 30, 2012 and 2011, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$136,365	$53,383	$21,124	$34,153	$4,149	$5,232	$—	$254,406
Productions costs applicable to sales	(62,538)	(22,773)	(16,106)	(20,751)	(7,102)	(2,553)	—	(131,823)
Depreciation and depletion	(42,748)	(4,070)	(9,719)	(2,060)	(704)	(1,592)	(131)	(61,024)
Gross profit (loss)	31,079	26,540	(4,701)	11,342	(3,657)	1,087	(131)	61,559
Exploration expense	1,624	(70)	274	1,135	2,763	—	579	6,305
Loss on impairment	—	—	—	—	4,813	—	—	4,813
Other operating expenses	—	25	16	692	81	—	8,053	8,867
OPERATING INCOME (LOSS)	29,455	26,585	(4,991)	9,515	(11,314)	1,087	(8,763)	41,574
Interest and other income, net	(4,720)	631	—	239	(494)	—	1,123	(3,221)
Interest expense, net	(5,672)	(36)	(901)	(7)	(1)	—	(940)	(7,557)
Fair value adjustments, net	14,105	—	2,187	—	—	—	(253)	16,039
Income tax expense	(11,967)	(10,889)	—	—	(28)	—	(978)	(23,862)
Net income (loss)	$21,201	$16,291	$(3,705)	$9,747	$(11,837)	$1,087	$(9,811)	$22,973
Segment assets (A)	$1,954,084	$289,428	$518,611	$94,677	$13,070	$33,228	$16,654	$2,919,752
Capital expenditures (B)	$11,174	$7,800	$9,324	$2,946	$529	$—	$465	$32,238

Three months ended June 30, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$123,727	$55,598	$26,012	$14,434	$4,769	$6,550	$—	$231,090
Productions costs applicable to sales	(37,770)	(14,126)	(12,844)	(5,341)	(3,749)	(3,272)	—	(77,102)
Depreciation and depletion	(41,753)	(5,182)	(9,890)	(584)	747	(865)	(114)	(57,641)
Gross profit (loss)	44,204	36,290	3,278	8,509	1,767	2,413	(114)	96,347
Exploration expense	1,276	31	320	340	1,527	—	583	4,077
Other operating expenses	—	70	116	11,025	—	—	1,720	12,931
OPERATING INCOME (LOSS)	42,928	36,189	2,842	(2,856)	240	2,413	(2,417)	79,339
Interest and other income, net	539	180	2	5	(179)	—	2,216	2,763
Interest expense, net	(6,112)	(2)	(1,360)	—	(68)	—	(1,726)	(9,268)
Loss on debt extinguishment	—	—	—	—	—	—	(389)	(389)
Fair value adjustments, net	(13,731)	—	2,374	—	—	—	(1,075)	(12,432)
Income tax expense	(6,286)	(12,109)	—	—	(410)	(3)	(2,594)	(21,402)
Net income (loss)	$17,338	$24,258	$3,858	$(2,851)	$(417)	$2,410	$(5,985)	$38,611
Segment assets (A)	$2,095,411	$269,439	$507,531	$35,606	$19,341	$40,760	$16,201	$2,984,289
Capital expenditures (B)	$10,278	$3,276	$7,365	$4,201	$573	$—	$71	$25,764

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Six months ended June 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$260,087	$94,759	$31,500	$52,911	$7,767	$11,946	$—	$458,970
Productions costs applicable to sales	(108,397)	(36,381)	(33,197)	(30,317)	(10,795)	(5,290)	—	(224,377)
Depreciation and depletion	(80,517)	(8,289)	(16,324)	(3,702)	(1,300)	(3,236)	(248)	(113,616)
Gross profit (loss)	71,173	50,089	(18,021)	18,892	(4,328)	3,420	(248)	120,977
Exploration expense	2,945	—	496	1,844	6,174	—	1,413	12,872
Loss on impairment	—	—	—	—	4,813	—	—	4,813
Other operating expenses	—	30	35	2,033	279	—	15,154	17,531
OPERATING INCOME (LOSS)	68,228	50,059	(18,552)	15,015	(15,594)	3,420	(16,815)	85,761
Interest and other income, net	(139)	726	—	288	(570)	—	1,481	1,786
Interest expense, net	(10,481)	(36)	(1,793)	(15)	(1)	—	(1,901)	(14,227)
Fair value adjustments, net	(11,505)	—	1,636	—	—	—	2,795	(7,074)
Income tax expense	(15,511)	(18,578)	—	—	(239)	—	(4,970)	(39,298)
Net income (loss)	$30,592	$32,171	$(18,709)	$15,288	$(16,404)	$3,420	$(19,410)	$26,948
Segment assets (A)	$1,954,084	$289,428	$518,611	$94,677	$13,070	$33,228	$16,654	$2,919,752
Capital expenditures (B)	$18,344	$18,007	$20,202	$5,585	$1,188	$—	$559	$63,885

Six months ended June 30, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$211,892	$101,919	$74,122	$28,696	$4,455	$9,630	$—	$430,714
Productions costs applicable to sales	(75,139)	(28,244)	(45,764)	(12,698)	(3,359)	(4,372)	—	(169,576)
Depreciation and depletion	(75,428)	(10,325)	(19,255)	(1,098)	155	(1,484)	(247)	(107,682)
Gross profit (loss)	61,325	63,350	9,103	14,900	1,251	3,774	(247)	153,456
Exploration expense	1,912	35	366	362	2,823	—	1,341	6,839
Other operating expenses	—	108	136	14,561	—	—	13,931	28,736
OPERATING INCOME (LOSS)	59,413	63,207	8,601	(23)	(1,572)	3,774	(15,519)	117,881
Interest and other income, net	1,828	787	3	51	(489)	—	2,484	4,664
Interest expense, net	(11,815)	(36)	(2,607)	—	(413)	—	(3,702)	(18,573)
Loss on debt extinguishment	—	—	—	—	—	—	(856)	(856)
Fair value adjustments, net	(20,041)	—	1,676	—	—	—	665	(17,700)
Income tax expense	(10,062)	(22,146)	(20)	—	(369)	(3)	(1,741)	(34,341)
Net income (loss)	$19,323	$41,812	$7,653	$28	$(2,843)	$3,771	$(18,669)	$51,075
Segment assets (A)	$2,095,411	$269,439	$507,531	$35,606	$19,341	$40,760	$16,201	$2,984,289
Capital expenditures (B)	$15,359	$6,812	$12,734	$5,869	$824	$—	$83	$41,681

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	June 30, 2012	December 31, 2011
Assets
Total assets for reportable segments	$2,919,752	$2,963,130
Cash and cash equivalents	199,397	175,012
Short term investments	907	20,254
Other assets	113,454	106,045
Total consolidated assets	$3,233,510	$3,264,441
Geographic Information

	June 30, 2012	December 31, 2011
Long Lived Assets:
United States	$522,057	$515,096
Australia	30,763	33,999
Chile	65	65
Argentina	1,775	5,213
Bolivia	240,879	230,956
Mexico	1,843,250	1,903,375
Total	$2,638,789	$2,688,704

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$55,277	$40,446	$84,411	$102,818
Mexico	136,365	123,727	260,087	211,892
Bolivia	53,383	55,598	94,759	101,919
Australia	5,232	6,550	11,946	9,630
Argentina	4,149	4,769	7,767	4,455
Total	$254,406	$231,090	$458,970	$430,714
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
The Van Stone Mine in Stevens County, Washington consists of several parcels and was mined from 1926 until 1993. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

and Feasibility Study. Neither the Company nor Callahan Mining Corporation has received any further notices from the Washington Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan Mining Corporation, seeking contribution for the $3.5 million settlement. Callahan Mining Corporation does not believe it has any liability to Asarco. Callahan's response to Asarco's complaint is due August 13, 2012.
Bolivian Temporary Restriction on Mining above 4,400 Meters
On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction.
The Cooperative Reserva Fiscal, with which the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Mining in other areas above the 4,400 meter level continues to be suspended.
The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company's operations at the Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force the Company to cease mining at such deposits. If COMIBOL objects to the Company mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
Unpatented Mining Claims Dispute at Rochester in Nevada
On December 5, 2011, Coeur Rochester filed a lawsuit in the Sixth Judicial District Court of Nevada against Rye Patch Gold Corp and Rye Patch Gold US, Inc. seeking a declaratory judgment as to Coeur Rochester's ownership of 447 unpatented mining claims covering approximately 8,600 acres of federal lands in and surrounding the Coeur Rochester mine operation.  On December 5, 2011, Rye Patch Gold US, Inc. filed a similar action asserting its interest in the claims in the Second Judicial District Court of Nevada.  The Rye Patch action was subsequently moved to the Sixth Judicial Court and consolidated with Coeur Rochester's pending action.  The dispute stems from competing asserted interests in the mining claims between Coeur Rochester and Rye Patch following Coeur Rochester's inadvertent failure to pay annual mining claim maintenance fees.   On December 5, 2011, the court issued a temporary restraining order prohibiting Rye Patch from entering the property.  On December 20, 2011, following a hearing, the District Court judge issued a preliminary injunction, enjoining Rye Patch from entering certain active mine areas at the Coeur Rochester mine operation.  On March 6, 2012 Rye Patch filed a Motion for Preliminary Injunction to which Coeur Rochester responded in opposition on March 21, 2012. It is Coeur Rochester's position that there is no new material for review by the Court since the original preliminary injunction was granted in favor of Coeur Rochester. However, if granted in favor of Rye Patch, a preliminary injunction could halt Coeur Rochester's mining operations on the disputed claims. On May 7, 2012, the Court appointed a Special Master to address certain pre-trial matters. A hearing on the Motion was held before the Special Master appointed by the Court on June 27-28, 2012. The Company believes it holds a superior property interest to Rye Patch based on flaws in the Rye Patch claims, and the Company's prior valid possessory rights in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending.  The Company cannot predict how the court will rule on the ownership interest in the claims and if all or some of the claims at issue will be retained by the Company.  The Company believes there would be no impact to the current silver and gold reserves at Coeur Rochester assuming an adverse outcome.  However, the Company does believe an adverse outcome would cause it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome.
Appeal of Plan of Operations Amendment at Rochester in Nevada
The Rochester property is also the subject of an administrative appeal filed by Great Basin Resource Watch (“GBRW”) with the Interior Board of Land Appeals (“IBLA”). This appeal challenges the decision of the U.S. Bureau of Land Management (“BLM”) to approve a plan of operations amendment permitting resumed mining in the existing mine pit and construction of a new heap leach pad.  GBRW asserts that the National Environmental Policy Act (“NEPA”) required an Environmental Impact Statement for the plan of operations amendment, as opposed to the Environmental Assessment (“EA”) that was prepared.  GBRW

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

further alleges that BLM violated the Federal Land Policy & Management Act (“FLPMA”) by failing to avoid unnecessary and undue degradation of public lands.  Because GBRW did not seek a stay of BLM's decision, operations are proceeding as approved. Coeur was granted intervenor status in the appeal and is actively participating in its resolution.  The BLM and Coeur assert that the EA complies with NEPA and that BLM complied with FLPMA by, among other things, requiring mitigation of any possible future effects on water quality.  BLM filed a Supplemental Briefing on March 1, 2012 regarding additional analysis conducted by the BLM further supporting and strengthening BLM and Coeur's positions that the EA complies with NEPA. The Company cannot predict whether this will result in further briefing with the IBLA, when the IBLA will rule on the appeal or what impact, if any, an adverse ruling may have on Rochester's operations.
NOTE 20 – SUBSEQUENT EVENTS
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million.
The Credit Agreement will only become effective upon the satisfaction of the conditions precedent set forth therein, including the condition that the existing secured term loan facility with Coeur Alaska, Inc., as the borrower, the Company, as guarantor, Credit Suisse AG, as arranger, security agent, facility agent and lender, and Credit Suisse International, as hedge provider (the “Kensington Term Facility”), be repaid in full and terminated, and all of the liens granted thereunder be released. The Company expects that the Kensington Term Facility will be terminated and that the Revolving Credit Facility will become effective on or about August 16, 2012.

On August 6, 2012, the Company entered into an agreement to invest an additional $2.0 million in Huldra Silver, Inc.

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
This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, results of operations, ore reserves and resources, expected capital costs and other expected operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources, capital costs and permit and regulatory approvals could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays and disputed mining claims; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Non-U.S. GAAP Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs, total cash costs, and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs and operating cash flow are important measures in assessing the Company's overall financial performance.
Introduction to the Company
The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first six months of 2012.
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

Overview of Performance
Production
In the second quarter of 2012, the Company’s total silver production increased 2.8% to 4.9 million ounces as compared to 4.8 million ounces in the comparable period in 2011. The increase is primarily due to higher production from Rochester compared to the same time period in 2011. The Company’s total gold production in the second quarter of 2012 increased by 2,391 ounces, or 3.9%, to 63,047 ounces, as compared to 60,656 ounces in the comparable period in 2011. The increase was primarily driven by the resumption of production early in the quarter at the Kensington mine.
Sales of Metal
Sales of metal increased $23.3 million, or 10.1%, to $254.4 million in the second quarter of 2012, compared to $231.1 million in the second quarter of 2011, primarily due to production from the Rochester mine and from higher average realized gold prices. The Company’s average realized silver and gold prices during the second quarter of 2012 were $29.28 per ounce and $1,610 per ounce, respectively, representing a decrease of 25.1% and an increase of 7.0% respectively, over last year’s second quarter. Sales of silver contributed 63.2% of the Company’s total metal sales during the second quarter of 2012, compared to 68.7% during the second quarter of 2011.
Earnings
The Company reported net income of $23.0 million, or $0.26 per share, compared to net income of $38.6 million, or $0.43 per share, for the three months ended June 30, 2012 and 2011, respectively. The earnings reflect non-cash fair value adjustments that increased net income by $16.0 million and decreased net income by $12.4 million in the three months ended June 30, 2012 and 2011, respectively. These fair value adjustments are driven primarily by changing gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Production costs increased by $54.7 million or 71.0% for the three months ended June 30, 2012 compared to the same time period in 2011 on a higher sales base. The increase was due primarily to a higher volume of ounces sold and increased costs of consumables at San Bartolomé in 2012, higher maintenance costs at Palmarejo, and higher costs at Rochester in 2012 due to the resumption of active mining late in 2011.
Depreciation, depletion, and amortization increased by $3.4 million or 5.9% for the three months ended June 30, 2012 compared to the same time period in 2011 as a result of the new leach pad at Rochester and the new paste plant at Kensington being placed into service.
Administrative and general expenses increased by $6.8 million or 370.4% during the three months ended June 30, 2012 compared to the same time period in 2011. The increase was primarily due to share-based compensation adjustment on cash settled awards resulting from decreasing share prices in the second quarter of 2011 primarily related to shares held by the Company's former CEO and the recognition of debt issuance costs associated with the Company's withdrawn notes offering in the second quarter of 2012.
Exploration expense increased by $2.2 million or 54.6% for the three months ended June 30, 2012 compared to the same time period in 2011 as a result of increased exploration activity at the Palmarejo and Kensington mines, and at the Joaquin project.
Pre-development, care, maintenance and other expenses decreased by $10.8 million or 97.5% during the three months ended June 30, 2012 compared to the same time period in 2011, due to lower expenses at the Rochester mine as a result of the new leach pad being placed into service during the fourth quarter of 2011.
Interest expense decreased $1.7 million or 18.5% during the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to a decrease in total debt outstanding.

Other Highlights
In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•
The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended June 30, 2012 was $29.45 and $1,609 per ounce, respectively, compared to $38.40 and $1,506 per ounce, respectively, for the three months ended June 30, 2011. The closing market price of silver and gold on August 6, 2012 was $27.91 per ounce and $1610 per ounce, respectively.

•	Net cash provided by operating activities for the second quarter of 2012 was $113.2 million, compared to $111.1 million during the second quarter of 2011.

•	The Company spent $32.2 million on capital expenditures in the second quarter of 2012, which is $6.5 million higher than the same time period last year. The majority of the capital expenditures in the second quarter were as follows: $11.2 million at Palmarejo for capitalized exploration drilling, development of the Guadalupe satellite underground mine and completion of the raised tailings dam at Palmarejo, $9.3 million at Kensington for underground development and final capital projects, and $7.8 million at San Bartolomé for tailings disposal improvements.

•	The Company’s ratio of current assets to current liabilities was 1.75 to 1 at June 30, 2012, compared to 1.84 to 1 at December 31, 2011.

•	On June 7, 2012, Coeur announced a share repurchase program of up to $100 million of the Company's common stock.

•
Since the end of the quarter, the Company has finalized a $100 million, four-year revolving credit facility and has provided the notice to repay the remaining outstanding balance of the Kensington term loan facility.

Operating Highlights and Statistics
Palmarejo Mine:
Production during the second quarter of 2012 was 2.4 million ounces of silver, which represented a 0.2% decrease compared to the second quarter of 2011. Gold production was 31,258 ounces which represented a 6.4% decrease from the second quarter of 2011. Cash operating costs and total cash costs during the second quarter increased to $(0.85) per ounce compared to $(3.68) for the second quarter of 2011. Production costs applicable to sales for the three months ended June 30, 2012 increased by 65.6% compared to the same time period in 2011 primarily due to maintenance expenses that are charged to production costs and a temporary work stoppage in May of 2012.
San Bartolomé Mine:
Silver production for the second quarter of 2012 decreased 15.6% to 1.5 million ounces of silver compared to 1.7 million ounces of silver in the second quarter of 2011. Production costs applicable to sales increased by 61.2% during the second quarter of 2012 as compared to the second quarter of 2011 due to higher volume of ounces sold and an increased costs of consumables used in the mining process. Total cash operating costs per ounce during the second quarter of 2012 were $11.05 and total cash costs per ounce, including royalties and taxes, were $12.04 compared to $8.73 and $10.32, respectively, in the second quarter of 2011.
On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of the Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction.
The Cooperative Reserva Fiscal, with which the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Mining in other areas above the 4,400 meter level continues to be suspended.
The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company's operations at the Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force the Company to cease mining at such deposits. If COMIBOL objects to the Company mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
Kensington Mine:
The Kensington mine is an underground gold mine that commenced commercial production on July 3, 2010. Production during the second quarter of 2012 was 21,572 ounces of gold, as compared to 25,758 ounces of gold for the same time period of 2011. Total cash operating costs per ounce in the second quarter of 2012 were $1,348 as compared to $924 for the same time period during 2011. In December of 2011, Kensington entered an expected six month period where processing levels were reduced by 50% to approximately 700 tons per day. This was intended to allow the mine to implement and complete several key initiatives, including:

•	Accelerated underground development, resulting in greater operational flexibility and efficiency

•	In-fill drilling program to better define the high-grade ore zones and convert existing mineralized material into proven and probable reserves.

•	Completion and commissioning of the underground paste backfill plant and related distribution system, providing access to ore in previously mined areas.

•	Construction of several underground and surface projects.
On April 26, 2012, the Company announced that Kensington had resumed full production.
Rochester Mine:
Production was 0.7 million ounces of silver and 10,120 ounces of gold during the second quarter of 2012 compared to 0.3 million ounces of silver and 1,397 ounces of gold in the second quarter of 2011. Production costs applicable to sales increased to $20.8 million during the second quarter of 2012, as compared to $5.3 million during the same time period in 2011 due to the increase in production. Total cash operating costs per ounce in the second quarter of 2012 were $9.83 and total cash costs per ounce, including production taxes, were $11.45 in the second quarter of 2012 as compared to total cash operating costs per ounce of $4.34 and total cash costs per ounce of $6.88 in the second quarter of 2011.
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
Martha Mine:
Silver production at the Martha mine was 0.1 million ounces in the second quarter of 2012 compared to 0.1 million ounces in the second quarter of 2011. Total cash operating costs per ounce in the second quarter of 2012 were $55.07 and total cash costs per ounce, including royalties and taxes, were $56.21, as compared to $38.79 and $40.47, respectively, during the second quarter of 2011.
Endeavor Mine:
Silver production at the Endeavor mine in the second quarter of 2012 was 0.2 million ounces compared to 0.2 million ounces in the second quarter of 2011. Production costs applicable to sales were $2.6 million for the quarter compared to $3.3 million in the second quarter of 2011. Total cash costs per ounce of silver produced were $17.50 in the second quarter of 2012 compared to $20.04 in the second quarter of 2011. The decrease in total cash costs per ounce was primarily due to the price participation component terms of the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
As of June 30, 2012, CDE Australia Pty Ltd had recovered approximately 92.7% of the transaction consideration consisting of 4.0 million payable ounces, or 19.8% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement.
Minority Investments in Silver and Gold Development Companies
Between January 1, 2011 and June 30, 2012, the Company has made strategic minority investments in seven silver and gold development companies in North and South America as part of its business growth strategy. Coeur made such investments in Apogee Silver Ltd; Caracara Silver Peru, Inc.; Huldra Silver, Inc.; Silver Bull Resources, Inc.; Soltoro Ltd.; Pershing Gold Corporation; and International Northair Mines Ltd. As of June 30, 2012, the Company's investments in these companies had an estimated fair value of $21.2 million. On August 6, 2012, the Company entered into an agreement to invest an additional $2.0 million in Huldra Silver, Inc.

Operating Statistics from Continuing Operations
The following table presents information by mine and consolidated sales information for the three and six month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Silver Operations:
Palmarejo
Tons milled	489,924	414,719	1,018,467	813,459
Ore grade/Ag oz	5.74	7.30	5.94	6.65
Ore grade/Au oz	0.07	0.08	0.07	0.08
Recovery/Ag oz	84.2%	78.3%	80.2%	75.8%
Recovery/Au oz	92.0%	95.2%	92.6%	91.5%
Silver production ounces	2,365,484	2,370,536	4,848,298	4,100,303
Gold production ounces	31,258	33,389	62,338	61,148
Cash operating cost/oz	$(0.85)	$(3.68)	$(1.58)	$(0.10)
Cash cost/oz	$(0.85)	$(3.68)	$(1.58)	$(0.10)
Total production cost/oz	$17.28	$14.16	$15.10	$18.48
San Bartolomé
Tons milled	391,005	378,640	769,109	766,308
Ore grade/Ag oz	4.26	5.24	4.43	5.11
Recovery/Ag oz	88.3%	87.7%	89.8%	88.2%
Silver production ounces	1,470,342	1,741,578	3,061,634	3,452,525
Cash operating cost/oz	$11.05	$8.73	$10.62	$8.93
Cash cost/oz	$12.04	$10.32	$11.76	$10.40
Total production cost/oz	$14.89	$13.51	$14.44	$13.44
Martha
Tons milled	39,199	22,122	73,268	39,940
Ore grade/Ag oz	3.52	5.44	3.94	8.39
Ore grade/Au oz	0.003	0.01	0.004	0.01
Recovery/Ag oz	78.2%	84.0%	79.8%	83.8%
Recovery/Au oz	72.4%	72.4%	68.6%	74.3%
Silver production ounces	107,895	101,122	230,688	281,107
Gold production ounces	97	112	181	356
Cash operating cost/oz	$55.07	$38.79	$50.50	$29.60
Cash cost/oz	$56.21	$40.47	$51.39	$30.86
Total production cost/oz	$62.30	$33.83	$56.74	$30.92
Rochester (A)
Tons milled	2,268,896	—	4,278,414	—
Ore grade/Ag oz	0.63	—	0.59	—
Ore grade/Au oz	0.005	—	0.005	—
Recovery/Ag oz	49.8%	—	45.7%	—
Recovery/Au oz	84.0%	—	74.9%	—
Silver production ounces	712,706	333,432	1,154,043	667,127
Gold production ounces	10,120	1,397	15,412	2,848
Cash operating cost/oz	$9.83	$4.34	$15.00	$7.31
Cash cost/oz	$11.45	$6.88	$16.54	$9.37
Total production cost/oz	$14.66	$8.92	$20.02	$11.22

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Endeavor
Tons milled	201,057	207,388	396,903	374,674
Ore grade/Ag oz	3.31	2.41	3.33	2.23
Recovery/Ag oz	36.1%	42.9%	36.9%	43.5%
Silver production ounces	240,168	214,613	488,126	363,795
Cash operating cost/oz	$17.50	$20.04	17.07	$18.85
Cash cost/oz	$17.50	$20.04	17.07	$18.85
Total production cost/oz	$24.13	$24.07	23.70	$22.93
Gold Operation:
Kensington(B)
Tons milled	97,794	121,565	141,730	227,385
Ore grade/Au oz	0.23	0.23	0.22	0.23
Recovery/Au oz	94.2%	93.0%	94.0%	92.7%
Gold production ounces	21,572	25,758	29,016	49,434
Cash operating cost/oz	$1,348	$924	$1,697	$955
Cash cost/oz	$1,348	$924	$1,697	$955
Total production cost/oz	$1,799	$1,308	$2,260	$1,345
CONSOLIDATED PRODUCTION TOTALS (B)
Total silver ounces	4,896,595	4,761,281	9,782,789	8,864,857
Total gold ounces	63,047	60,656	106,947	113,786
Silver Operations:(C)
Cash operating cost per oz - silver	$6.41	$3.39	$6.35	$5.69
Cash cost per oz - silver	$6.97	$4.19	$6.91	$6.46
Total production cost oz - silver	$17.51	$14.42	$16.88	$16.55
Gold Operation:(D)
Cash operating cost per oz - gold	$1,348	$924	$1,697	$954.78
Cash cost per oz - gold	$1,348	$924	$1,697	$954.78
Total production cost per oz - gold	$1,799	$1,308	$2,260	$1,345
CONSOLIDATED SALES TOTALS (E)
Silver ounces sold	5,601,953	4,133,283	9,892,001	7,792,436
Gold ounces sold	59,579	49,930	98,464	115,852
Realized price per silver ounce	$29.28	$39.11	$30.72	$35.42
Realized price per gold ounce	$1,610	$1,504	$1,646	$1,430

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
“Cash Operating Costs” and “Cash Costs” are costs directly related to the physical activities of producing silver and gold,

and include mining, processing and other plant costs, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, royalties, in-mine drilling expenditures related to production and other direct costs. Produced by-product metal units at the average market price is deducted from the above in computing cash costs. Cash costs exclude depreciation, depletion and amortization, accretion, corporate general and administrative expenses, exploration, interest, and pre-feasibility costs. Cash operating costs include all cash costs except production taxes and royalties, if applicable. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented.
Total cash operating costs and cash costs per ounce are non-U.S. GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all U.S. GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs” set forth below. We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs and operating cash flow are important measures in assessing the Company's overall financial performance.

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended June 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(2,009)	$16,249	$29,083	$7,008	$5,942	$4,204	$60,477
Royalties	—	1,457	—	510	124	—	2,091
Production taxes	—	—	—	641	—	—	641
Total cash costs (Non-U.S. GAAP)	$(2,009)	$17,706	$29,083	$8,159	$6,066	$4,204	$63,209
Add/Subtract:
Third party smelting costs	—	—	(2,820)	—	(1,444)	(1,449)	(5,713)
By-product credit	50,363	—	—	16,295	157	—	66,815
Other adjustments	124	117	7	229	26	—	503
Change in inventory	14,060	4,950	(10,165)	(3,931)	2,297	(202)	7,009
Depreciation, depletion and amortization	42,741	4,070	9,719	2,060	631	1,592	60,813
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$105,279	$26,843	$25,824	$22,812	$7,733	$4,145	$192,636
Production of silver (ounces)	2,365,484	1,470,342	—	712,706	107,895	240,168	4,896,595
Cash operating cost per silver ounce	$(0.85)	$11.05	$—	$9.83	$55.07	$17.50	$6.41
Cash costs per silver ounce	$(0.85)	$12.04	$—	$11.45	$56.21	$17.50	$6.97
Production of gold (ounces)	—	—	21,572	—	—	—	21,572
Cash operating cost per gold ounce	$—	$—	$1,348	$—	$—	$—	$1,348
Cash cost per gold ounce	$—	$—	$1,348	$—	$—	$—	$1,348

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Six months ended June 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(7,652)	$32,502	$49,251	$17,311	$11,649	$8,331	$111,392
Royalties	—	3,493	—	1,119	206	—	4,818
Production taxes	—	—	—	653	—	—	653
Total cash costs (Non-U.S. GAAP)	$(7,652)	$35,995	$49,251	$19,083	$11,855	$8,331	$116,863
Add/Subtract:
Third party smelting costs	—	—	(3,903)	—	(3,418)	(2,238)	(9,559)
By-product credit	102,889	—	—	25,252	298	—	128,439
Other adjustments	368	(77)	14	316	83	—	704
Change in inventory	12,793	463	(12,166)	(14,335)	1,977	(803)	(12,071)
Depreciation, depletion and amortization	80,501	8,289	16,324	3,702	1,151	3,236	113,203
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$188,899	$44,670	$49,520	$34,018	$11,946	$8,526	$337,579
Production of silver (ounces)	4,848,298	3,061,634	—	1,154,043	230,688	488,126	9,782,789
Cash operating cost per silver ounce	$(1.58)	$10.62	$—	$15.00	$50.50	$17.07	$6.35
Cash costs per silver ounce	$(1.58)	$11.76	$—	$16.54	$51.39	$17.07	$6.91
Production of gold (ounces)	—	—	29,016	—	—	—	29,016
Cash operating cost per gold ounce	$—	$—	$1,697	$—	$—	$—	$1,697
Cash cost per gold ounce	$—	$—	$1,697	$—	$—	$—	$1,697

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended June 30, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(8,719)	$15,211	$23,789	$1,446	$3,922	$4,301	$39,950
Royalties	—	2,760	—	578	170	—	3,508
Production taxes	—	—	—	268	—	—	268
Total cash costs (Non-U.S. GAAP)	$(8,719)	$17,971	$23,789	$2,292	$4,092	$4,301	$43,726
Add/Subtract:
Third party smelting costs	—	—	(3,375)	—	(426)	(1,018)	(4,819)
By-product credit	50,188	—	—	2,106	169	—	52,463
Other adjustments	552	376	19	97	76	—	1,120
Change in inventory	(4,252)	(4,221)	(7,588)	846	(162)	(10)	(15,387)
Depreciation, depletion and amortization	41,745	5,182	9,889	584	(748)	865	57,517
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$79,514	$19,308	$22,734	$5,925	$3,001	$4,138	$134,620
Production of silver (ounces)	2,370,536	1,741,578	—	333,432	101,122	214,613	4,761,281
Cash operating cost per silver ounce	$(3.68)	$8.73	$—	$4.34	$38.79	$20.04	$3.39
Cash costs per silver ounce	$(3.68)	$10.32	$—	$6.88	$40.47	$20.04	$4.19
Production of gold (ounces)	—	—	25,758	—	—	—	25,758
Cash operating cost per gold ounce	$—	$—	$924	$—	$—	$—	$924
Cash cost per gold ounce	$—	$—	$924	$—	$—	$—	$924

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Six months ended June 30, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(407)	$30,825	$47,199	$4,875	$8,322	$6,859	$97,673
Royalties	—	5,064	—	908	353	—	6,325
Production taxes	—	—	—	468	—	—	468
Total cash costs (Non-U.S. GAAP)	$(407)	$35,889	$47,199	$6,251	$8,675	$6,859	$104,466
Add/Subtract:
Third party smelting costs	—	—	(6,025)	—	(1,799)	(1,581)	(9,405)
By-product credit	88,656	—	—	4,121	508	—	93,285
Other adjustments	773	188	19	138	172	—	1,290
Change in inventory	(13,884)	(7,833)	4,572	2,188	(4,196)	(905)	(20,058)
Depreciation, depletion and amortization	75,411	10,325	19,254	1,098	(157)	1,483	107,414
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$150,549	$38,569	$65,019	$13,796	$3,203	$5,856	$276,992
Production of silver (ounces)	4,100,303	3,452,525	—	667,127	281,107	363,795	8,864,857
Cash operating cost per silver ounce	$(0.10)	$8.93	$—	$7.31	$29.60	$18.85	$5.69
Cash costs per silver ounce	$(0.10)	$10.40	$—	$9.37	$30.86	$18.85	$6.46
Production of gold (ounces)	—	—	49,434	—	—	—	49,434
Cash operating cost per gold ounce	$—	$—	$955	$—	$—	$—	$955
Cash cost per gold ounce	$—	$—	$955	$—	$—	$—	$955
Exploration Activity
During the second quarter, the Company completed 60,292 meters (197,808 feet) of core and reverse circulation drilling and trenching in its exploration program. The majority of this drilling was devoted to Palmarejo, Rochester, projects in Argentina, Kensington, San Bartolomé, and the Carrizalillo project in Chile. At its peak, up to 17 drills were employed company-wide during the second quarter. Coeur's exploration teams received three awards from the International Society of Mine Safety Professionals in recognition of their commitment to safety.
Palmarejo
The Company completed 32,321 meters (106,040 feet) of exploration core drilling in the Palmarejo district. This drilling was divided between targets around the current Palmarejo mine and at the Guadalupe area located approximately six kilometers from the Palmarejo mine. Mineralization at Guadalupe has now been defined over a length of more than 2.5 kilometers (+8,200 feet) from southeast to northwest and remains open to the northwest and at depth. Since the last mineral resource and reserve estimate for Guadalupe was prepared, 100 new core holes have been completed and will be used to prepare a new model of mineral resources and reserves at year-end. Surface drilling commenced on the new La Blanca Norte zone situated immediately northwest of the Palmarejo mill complex. A helicopter-borne geophysical (magnetics) survey was completed over the Company's entire land holding, which is helping to identify new drill targets.
Kensington
Exploration at Kensington consisted of 4,534 meters (14,875 feet) of core drilling. Nearly all of the drilling was devoted to infill drilling of the Raven zone, which is located approximately 670 meters (2,200 feet) due west of the Kensington ore body. In addition, drilling recommenced on the new Kensington South target where drilling encountered veining and alteration similar to that of the main Kensington mine with encouraging gold grades. A helicopter-borne geophysical (magnetics) survey was conducted to help identify future drill targets.
In addition, the Company completed 3,976 meters (13,045 feet) of definition core drilling at Zone 10, which is expected to constitute a major part of the mine plan for the next three years. Assay results from 85 new holes from independent laboratories showed multiple gold-mineralized intervals, ranging from one foot to 34-feet true widths and gold grades from a cutoff grade of 0.1 to over 6.0 ounces per ton.  The Company plans to use this data to update the mineral resources and reserves of Zone 10.
Joaquin, Martha and other Argentina Sites
A total of 7,091 meters (23,264 feet) of drilling was completed in the Santa Cruz Province of southern Argentina in the second quarter. Of the total, 3,450 meters (11,319 feet) was completed at the Joaquin joint venture property, located approximately 70 kilometers (43 miles) north of the Martha mine, to complete infill drilling at La Negra and La Morocha and test new targets on the property. Data from this drilling, and drilling completed in the second half of 2011, were used to update the 2011 estimate of mineralized material defined in two deposits, La Negra and La Morocha.
Rochester
Drilling at Rochester totaled 14,548 meters (47,730 feet) in 252 holes on the property. Over 80% of this drilling focused on Rochester stockpile materials previously considered uneconomic for a total of 11,680 meters (38,320 feet) with the remainder at Northwest Rochester.
San Bartolomé
One hundred new backhoe trenches were completed and sampled at San Bartolomé. In the third quarter, trenching and sampling are planned to shift to new targets due west of the current mining area.
Carrizalillo
An initial program of 3 core holes, totaling 1,328 meters (4,357 feet) was completed at this prospect in north-central Chile. Three prominent zones of hydrothermal alteration with anomalous precious metals detected from past sampling were tested. Results are pending.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Sales of metal from continuing operations in the second quarter of 2012 increased by 10.1% to $254.4 million from $231.1 million in the second quarter of 2011. The increase in sales of metal was due to an increase in silver and gold ounces sold as well as an increase in realized prices for gold. In the second quarter of 2012, the Company sold 5.6 million ounces of silver and 59,579 ounces of gold compared to 4.1 million ounces of silver and 49,930 ounces of gold for the same period in 2011. Realized silver and gold prices in the second quarter of 2012 decreased 25.1% and increased 7.0%, respectively, over the second quarter 2011. Realized silver and gold prices were $29.28 and $1,610 per ounce, respectively, in the second quarter of 2012, compared to $39.11 and $1,504 per ounce, respectively, in the comparable quarter of 2011.
Included in sales of metals are the by-product sales derived from the sale of gold by the Company's silver mines. Total gold sales for the periods ended June 30, 2012 and 2011 were $93.7 million and $72.3 million, respectively. Of those totals, by-product metal sales were $72.6 million compared to $46.3 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future. The increases in by-product sales were primarily due to the increase in gold prices.
In the second quarter of 2012, the Company produced a total of 4.9 million ounces of silver and 63,047 ounces of gold, compared to 4.8 million ounces of silver and 60,656 ounces of gold in the second quarter of 2011.
While quarterly sales of metal rose 10.1%, production costs applicable to sales of metal in the second quarter of 2012 increased from $77.1 million in the second quarter of 2011 to $131.8 million in the second quarter of 2012. The increase was due primarily to a higher volume of ounces sold and increased costs of consumables at San Bartolomé in 2012, higher maintenance costs at Palmarejo, and higher costs at Rochester in 2012 due to the resumption of active mining late in 2011.
Depreciation, depletion, and amortization increased by $3.4 million, from $57.6 million to $61.0 million, compared to the second quarter of 2011. The increase is a result of the new leach pad at Rochester and the new paste plant at Kensington being placed into service.

Costs and Expenses
Administrative and general expenses increased by $6.8 million, from $1.8 million to $8.6 million, as compared to the second quarter of 2011. The increase was primarily due to share-based compensation adjustment on cash settled awards resulting from decreasing share prices in the second quarter of 2011 primarily related to shares held by the Company's former CEO and the recognition of debt issuance costs associated with the Company's withdrawn notes offering in the second quarter of 2012.
Exploration expenses increased to $6.3 million in the second quarter of 2012 compared to $4.1 million in the same period of 2011 primarily due to increased exploration activity at the Palmarejo and Kensington mines, and at the Joaquin project.
Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $4.8 million in the second quarter of 2012. The segment assets attributable to the Martha mine after the impairment was recorded were $13.1 million as of June 30, 2012.
Other Income and Expenses
Non-cash fair value adjustments, net in the three months ended June 30, 2012 were a gain of $16.0 million compared to a loss of $12.4 million in the second quarter of 2011. These fair value adjustments are driven primarily by changing gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Interest income and other decreased by $6.0 million to a loss of $3.2 million in the second quarter of 2012 compared with a gain of $2.8 million in the second quarter of 2011. The decrease was primarily due to foreign currency transactions in Mexico.
Interest expense, net of capitalized interest, decreased to $7.6 million in the second quarter of 2012 from $9.3 million in the second quarter of 2011. The decrease in interest expense was primarily due to a decrease in total debt and capital leases outstanding.
Income Taxes
For the three months ended June 30, 2012, the Company reported an income tax provision of approximately $23.9 million compared to an income tax provision of $21.4 million for the same time period in 2011. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,
	2012	2011
United States	$(388)	$(2,202)
Argentina	(38)	(15)
Australia	(495)	(700)
Mexico	(12,052)	(6,376)
Bolivia	(10,889)	(12,109)
Income tax provision	$(23,862)	$(21,402)
During the three months ended June 30, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices, inflation adjustments on non-monetary assets, and the Company being subject to the Mexico IETU tax; which is a form of alternative minimum tax. In addition, the Company recognized a net $9.7 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
During the three months ended June 30, 2011, the Company recognized a current provision in Bolivia and Australia primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. In addition, the Company recognized a net $3.9 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Sales of metal from continuing operations in the six months ended June 30, 2012 increased by 6.6% to $459.0 million from $430.7 million in the six months ended June 30, 2011. The increase in sales of metal was due to an increase in silver ounces sold as well as an increase in the realized price of gold. In the six months ended June 30, 2012, the Company sold 9.9 million ounces of silver and 98,464 ounces of gold compared to 7.8 million ounces of silver and 115,852 ounces of gold for the same period in

2011. Realized silver and gold prices in the six months ended June 30, 2012 decreased by 13.3% and increased by15.1%, respectively, over the same time period in 2011. Realized silver and gold prices were $30.72 and $1,646 per ounce, respectively, in the six months ended June 30, 2012, compared to $35.42 and $1,430 per ounce, respectively, in the comparable time period of 2011.
Included in sales of metals are the by-product sales derived from the sale of gold by the Company's silver mines. Total gold sales for the six months ended June 30, 2012 and 2011 were $159.0 million and $159.4 million, respectively. Of those totals, by-product metal sales were $127.5 million compared to $85.2 million, respectively. The Company believes that presentation of these metal sales as a by-product from its silver operations will continue to be appropriate in the future. The increases in by-product sales were primarily due to the increase in gold prices.
In the six months ended June 30, 2012, the Company produced a total of 9.8 million ounces of silver and 106,947 ounces of gold, compared to 8.9 million ounces of silver and 113,786 ounces of gold in the same time period of 2011.
While sales of metal rose 6.6%, production costs applicable to sales of metal increased from $169.6 million in the six months ended June 30, 2011 to $224.4 million in the six months ended June 30, 2012. The increase was due primarily to a higher volume of ounces sold and increased costs of consumables at San Bartolomé in 2012, higher maintenance costs at Palmarejo, and higher costs at Rochester in 2012 due to the resumption of active mining late in 2011.
Depreciation, depletion, and amortization increased by $5.9 million, from $107.7 million to $113.6 million, compared to the six months ended June 30, 2011. The increase is a result of the new leach pad at Rochester and the new paste plant at Kensington being placed into service.
Costs and Expenses
Administrative and general expenses increased by $2.1 million, from $14.1 million to $16.2 million, as compared to the six months ended June 30, 2011. The increase was primarily due to share-based compensation adjustment on cash settled awards resulting from decreasing share prices in the second quarter of 2011 primarily related to shares held by the Company's former CEO and the recognition of debt issuance costs associated with the Company's withdrawn notes offering in the second quarter of 2012.
Exploration expenses increased to $12.9 million in the six months ended June 30, 2012 compared to $6.8 million in the same period of 2011 primarily due to increased exploration activity at the Palmarejo, Rochester, Kensington, and Martha mines.
Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $4.8 million in the second quarter of 2012. The segment assets attributable to the Martha mine after the impairment was recorded were $13.1 million as of June 30, 2012.
Other Income and Expenses
Non-cash fair value adjustments, net in the six months ended June 30, 2012 were a loss of $7.1 million compared to a loss of $17.7 million in the six months ended June 30, 2011. The majority of the increase in the fair value adjustment, net was due to the impact of changing gold prices on the Palmarejo gold production royalty obligation.
Interest income and other decreased by $2.9 million to $1.8 million in the six months ended June 30, 2012, compared with $4.7 million in the same time period in 2011. The decrease was primarily due to foreign currency transactions in Mexico.
Interest expense, net of capitalized interest, decreased to $14.2 million in the six months ended June 30, 2012 from $18.6 million in the the same time period in 2011. The decrease in interest expense was primarily due to a decrease in total outstanding debt and capital lease obligations.
Income Taxes
For the six months ended June 30, 2012, the Company reported an income tax provision of approximately $39.3 million compared to an income tax provision of $34.3 million for the same time period in 2011.

The following table summarizes the components of the Company’s income tax provision for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
United States	$(3,525)	$(958)
Argentina	(239)	83
Australia	(1,206)	(1,118)
Mexico	(15,750)	(10,202)
Bolivia	(18,578)	(22,146)
Income tax provision	$(39,298)	$(34,341)
During the six months ended June 30, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices and inflation adjustments on non-monetary assets, and the Company being subject to the Mexico IETU tax; which is a form of alternative minimum tax. In addition, the Company recognized a net $17.4 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
During the six months ended June 30, 2011, the Company recognized a current provision in Bolivia and Australia primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $1.1 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia, and a $1.9 million benefit for anticipated operating losses in the U.S. In addition, the Company recognized a net $9.4 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia, the U.S. and Mexico).
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Working Capital; Cash and Cash Equivalents
As of June 30, 2012, the Company’s cash, cash equivalents and short term investments totaled $200.3 million compared to $195.3 million as of December 31, 2011.
The Company’s working capital decreased by $11.3 million between December 31, 2011 and June 30, 2012 to $201.5 million, compared to $212.9 million at December 31, 2011. The ratio of current assets to current liabilities was 1.75 to 1 at June 30, 2012 and was 1.84 to 1 at December 31, 2011. The decrease was primarily attributable to the $46.2 million reclassification of the 3.25% Convertible Senior Notes due March 2028 from non-current to current liabilities as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
The Company intends to indefinitely reinvest a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the three and six months ended June 30, 2012 and the year ended December 31, 2011. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
Cash Provided by Operating Activities
Net cash provided by operating activities in the three months ended June 30, 2012 was $113.2 million, compared with $111.1 million for the same time period in 2011. Net cash provided by operating activities in the six months ended June 30, 2012 was $130.2 million, compared to $146.9 million for the same time period in 2011.

Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$113,203	$111,065	$130,204	$146,850
Changes in operating assets and liabilities:
Receivables and other current assets	(10,319)	8,138	(7,365)	12,979
Prepaid expenses and other	2,857	(1,354)	(1,916)	(1,335)
Inventories	(3,097)	23,575	21,625	36,068
Accounts payable and accrued liabilities	(14,276)	(25,585)	39,655	11,392
Operating cash flow	$88,368	$115,839	$182,203	$205,954
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended June 30, 2012 was $37.4 million, compared to $34.5 million in the three months ended June 30, 2011. The increase was primarily the result of increased investment in capital. Net cash used in investing activities for the six months ended June 30, 2012 was $49.9 million, compared to $51.2 million in the six months ended June 30, 2011. The decrease is primarily due to proceeds from the sale of short term investment, offset by increased capital expenditures.
The Company spent $32.2 million on capital expenditures in the second quarter of 2012, compared with $25.8 million during the same time period last year. The majority of the capital expenditures in the second quarter were as follows: $11.2 million at Palmarejo for capitalized exploration drilling, development of the Guadalupe satellite underground mine and completion of the raised tailings dam at Palmarejo, $9.3 million at Kensington for underground development and final capital projects, and $7.8 million at San Bartolomé for tailings disposal improvements. The Company spent $63.9 million on capital expenditures in the six months ended June 30, 2012, compared with $41.7 million in the six months ended June 30, 2011. The majority of the capital expenditures for the first six months of 2012 were at Palmarejo, Kensington, and San Bartolomé.
Cash Used in Financing Activities
Net cash used in financing activities during the three months ended June 30, 2012 was $28.3 million compared to $34.1 million for the same time period last year. Net cash used in financing activities during the six months ended June 30, 2012 was $55.9 million compared to $55.0 million for the same time period in 2011. During the three and six months ended June 30, 2012, the Company paid $28.1 million and $54.9 million, respectively, to settle existing debt and royalty obligations, primarily the Palmarejo gold production royalty. During the three and six months ended June 30, 2011, the Company paid $34.1 million and $81.2 million respectively, to settle existing debt.

Debt and Capital Resources
New Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million.
The Credit Agreement will only become effective upon the satisfaction of the conditions precedent set forth therein, including the condition that the existing secured term loan facility with Coeur Alaska, Inc., as the borrower, the Company, as guarantor, Credit Suisse AG, as arranger, security agent, facility agent and lender, and Credit Suisse International, as hedge provider (the “Kensington Term Facility”), be repaid in full and terminated, and all of the liens granted thereunder be released. The Company expects that the Kensington Term Facility will be terminated and that the Revolving Credit Facility will become effective on or about August 16, 2012.
The term of the Revolving Credit Facility is four years. Amounts may be borrowed under the Revolving Credit Facility to finance working capital and general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses incurred in connection with the Revolving Credit Facility. The obligations under the Revolving Credit Facility will be secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington and Rochester mines, as well as a pledge of the shares of certain of the Company's subsidiaries.

In addition, in connection with the Revolving Credit Facility, Coeur Alaska, Inc. intends to retain its existing hedge positions established under the Kensington Term Facility, with Wells Fargo Bank, N.A. as hedge provider.
Borrowings under the Revolving Credit Facility will bear interest at a rate selected by the Borrowers equal to either LIBOR plus a margin of 2.25%-3.25% or an alternate base rate plus a margin of 1.25%-2.25%, with the margin determined by reference to the Company's ratio of consolidated debt to adjusted EBITDA.
Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Revolving Credit Facility are permitted without prepayment premium or penalty, subject to payment of customary LIBOR breakage costs. Amounts so repaid may be re-borrowed subject to customary requirements.
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) our ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3:00 to 1.00 after two years), (ii) our ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) our tangible net worth to be not less than 90% of our tangible net worth as of March 31, 2012 plus 25% of our net income for each fiscal quarter ending after March 31, 2012 to the date of measurement.
3.25% Convertible Senior Notes due 2028
As of June 30, 2012, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $46.8 million net of debt discount.
The carrying value of the equity component representing the embedded conversion option at June 30, 2012 and December 31, 2011 was $10.9 million.
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

Kensington Term Facility
As of June 30, 2012 the balance of the Kensington Term Facility was $72.0 million.
As a condition to the Kensington Term Facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Collars protecting 111,000 ounces of gold call options were outstanding at June 30, 2012. The weighted average call feature of each collar was $1,971.94. Collars protecting 156,000 ounces of gold put options were outstanding at June 30, 2012. The weighted average strike price of the put options was $958.16. As noted above, the Company intends to retain its existing hedge positions with Wells Fargo Bank, N.A. as hedge provider.
The Kensington Term Facility contains affirmative and negative covenants that the Company believes are usual and customary, including financial covenants that Coeur Alaska’s debt to equity ratio shall not exceed 40%, the ratio of project cash flow to debt service shall be at least 125%, the tangible net worth of the Borrower is not less than $325 million and the tangible net worth of the Guarantor is no less than $1.0 billion. Project covenants include covenants as to performance of sales contracts, maintenance and management. As of June 30, 2012, the Company was not in compliance with the debt service ratio covenant.

The bank has waived that requirement of the agreement for the year ending December 31, 2012.
On August 1, 2012, the Company provided notice to repay the remaining amount outstanding under the Kensington Term Facility and a notice of termination of the facility, which termination is expected to become effective on August 16, 2012.
Capital Lease Obligations
As of June 30, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $17.9 million and $27.0 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $5.6 million and $5.8 million for the three months ended June 30, 2012 and 2011, respectively, and $10.7 million and $11.0 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $67.1 million and $72.1 million, respectively.
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended June 30, 2012 and 2011, the Company capitalized interest of $0.6 million and $0.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company capitalized interest of $1.7 million and $0.4 million, respectively.
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
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2012, the Company had outstanding provisionally priced sales of $20.2 million, consisting of 0.4 million ounces of silver and 5,698 ounces of gold, which had a fair value of $19.9 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $5,700. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus)

approximately $9,700.
Foreign Currency Contracts
The Company operates, or has mining interests, in several foreign countries, specifically Argentina, Australia, Bolivia and Mexico, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. The Company has no outstanding firm commitments at June 30, 2012. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine. At June 30, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.37 MXP to each U.S. dollar and had a fair value of $(0.4) million at June 30, 2012. The Company recorded a mark-to-market gain of $0.1 million and a loss of $0.7 million for the three months ended June 30, 2012 and 2011, respectively. The Company recorded mark-to-market gains of $2.8 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The mark-to-market gains are reflected in fair value adjustments, net. A 10% weakening of the MXP would result in a reduction in fair value of $2.9 million. The Company recorded realized gains (losses) of $(1.2) million and $0.9 million in production costs applicable to sales during the three months ended June 30, 2012 and 2011, respectively. The Company recorded realized gains (losses) of $(1.9) million and $1.1 million in production costs applicable to sales during the six months ended June 30, 2012 and 2011, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2012, a total of 224,710 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2012 and December 31, 2011 was a liability of $146.7 million and $159.4 million, respectively. During the three months ended June 30, 2012 and 2011, the mark-to-market adjustments for this embedded derivative amounted to a gain of $25.1 million and a loss of $4.0 million, respectively. During the six months ended June 30, 2012 and 2011, the mark-to-market adjustments for this embedded derivative amounted to a gain of $12.7 million and a loss of $2.9 million, respectively. For the three months ended June 30, 2012 and 2011, realized losses on settlement of the liabilities were $11.0 million and $9.7 million, respectively. For the six months ended June 30, 2012 and 2011, realized losses on settlement of the liabilities were $24.2 million and $17.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at June 30, 2012 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at June 30, 2012 would have decreased by approximately $0.2 million.
Kensington Term Facility
On June 30, 2012, in connection with the Kensington term facility, the Company had outstanding call options requiring it to deliver 111,000 ounces of gold at a weighted average strike price of $1,971.94 per ounce if the market price of gold exceeds the strike price. At June 30, 2012, the Company had outstanding put options allowing it to sell 156,000 ounces of gold at a weighted average strike price of $958.16 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. As of June 30, 2012 the fair market value of these contracts was a net liability of $13.2 million.
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
(b) Changes in Internal Control over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The information contained under Note 19 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The Company's results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond our control. The Company's use of derivative contracts to protect against such volatility exposes us to risk of opportunity loss, mark-to-market accounting adjustments and exposure to counterparty credit risk.
Silver and gold are commodities, and their prices are volatile. During the last twelve months ended June 30, 2012, the price of silver ranged from a low of $26.39 per ounce to a high of $43.82 per ounce, and the price of gold ranged from a low of $1,483.00 per ounce to a high of $1,895.00 per ounce. During the second quarter of 2012, the price of silver ranged from a low of $26.39 per ounce to a high of 33.21 per ounce, and the price of gold ranged from a low of $1,540.00 per ounce to a high of $1,677.50 per ounce. The closing market prices of silver and gold on August 6, 2012 were $27.91 per ounce and $1610 per ounce, respectively.
Silver and gold prices are affected by many factors beyond the Company's control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver.
Because the Company derives all of its revenues from sales of silver and gold, our results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A sustained period of declining gold and silver prices would materially and adversely affect the results of operations and cash flows. Factors that are generally understood to contribute to a decline in the prices of silver and gold include a strengthening of the U.S. dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and a general global economic slowdown.
In addition, operating costs at the Company's mines are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies the Company purchases could lead to higher costs, which would adversely affect results of operations and cash flows.
From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of its products and changes in the price of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other contracts. Any such use of forward or futures contracts can expose us to risk of an opportunity loss. The use of derivative contracts may also result in significant mark-to-market accounting adjustments, which may have a material adverse impact on reported financial results. The Company is exposed to credit risk with contract counter-parties, including, but not limited to, sales contracts and derivative contracts. In the event of non-performance in connection with a contract, the Company could be exposed to a loss of value for that contract.

Since the beginning of 2011, the Company has made strategic minority investments in seven silver and gold development companies in North and South America. The value of these investments depends significantly on the market prices of silver and gold. The Company cannot assure that the value of these investments, or the value of future investments we may make in other development companies, will not decline. Declines in the value of these investments could adversely affect our financial condition.
A substantial decline in gold and silver prices could cause one or more of our mining properties to become unprofitable, which could require the Company to record write-downs of long-lived assets that would adversely affect results of operations and financial condition.
Established accounting standards for impairment of the value of long-lived assets such as mining properties requires us to review the recoverability of the cost of our assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset's carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. A significant and sustained decline in silver or gold prices, or our failure to control production costs or realize the minable ore reserves at our mining properties, could lead the Company to terminate or suspend mining operations at one or more of its properties and require a write down the carrying value of the assets. Any such actions would negatively affect results of operations and financial condition.
The Company may record other types of additional mining property charges in the future if it sells a property for a price less than its carrying value or has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any such additional write-downs of mining properties could adversely affect results of operations and financial condition.
The Company is an international company and is exposed to political and social risks in the countries in which it has significant operations or interests.
A majority of the Company's revenues are generated by operations outside the United States, and it is subject to significant risks inherent in resource extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company's control. These risks include the possible unilateral cancellation or forced re-negotiation of contracts, unfavorable changes in foreign laws and regulations, royalty and tax increases, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company's rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
Any of these developments could require the Company to curtail or terminate operations at its mines, incur significant costs to meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, which could materially and adversely affect financial condition, results of operations and cash flows.
These risks may be higher in developing countries in which the Company may expand our exploration for and development of mineral deposits. Potential operations in these areas increase our exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may disrupt our operations.
The Company's operations outside the United States also expose it to economic and operational risks.
The Company's operations outside the United States also expose it to economic and operational risks. Local economic conditions can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of our foreign operations, including drug-cartel related violence in Mexico, could adversely affect the Company's ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows. The Company sells gold and silver doré in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could adversely affect results of operations.
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
Many of these production and operational risks are beyond the Company's control. Delays in commencing successful mining activities at new or expanded mines, disruptions in production and low recovery rates could have adverse effects on the Company's financial condition, results of operations and cash flows.
In late 2011, the Company temporarily reduced processing rates to complete several projects designed to improve long-term operational efficiency and consistency at the Kensington mine, including accelerated underground development, aggressive definition drilling of the ore body and completion of the underground paste backfill plant. There are no assurances that production at Kensington will achieve design capacity in the time periods the Company currently expects, or at all.
The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company's results of operations and financial position may be negatively affected by inaccurate estimates.
The ore reserve figures presented in our public filings are estimates made by the Company's technical personnel and by independent mining consultants contracted by it. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust our reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.
Forward sales and royalty arrangements can result in limiting the Company's ability to take advantage of increased metal prices while increasing its exposure to lower metal prices.
The Company has in the past entered into, and may in the future enter into, arrangements under which it has agreed to make royalty or similar payments to lenders in amounts that are based on expected production and price levels for gold or silver. The Company enters into such arrangements when it concludes that they provide us with necessary capital to develop a specific mining property on favorable terms. Royalty or similar payment obligations, however, can limit our ability to realize the full effects of rising gold or silver prices and require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.
The Company's future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of June 30, 2012, the Company had a total of approximately $350.5 million of outstanding indebtedness, which includes $213.8 million for future estimated gold production royalty payments due to Franco-Nevada Corporation, $72.0 million under the Kensington Term Facility, $46.8 million of 3.25% Convertible Senior Notes due 2028 (the “3.25% Convertible Senior Notes”) and capital lease obligations of $17.9 million. The liabilities associated with such royalty payments increase as the price of gold increases. The Company's ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company's results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
The Company's future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.
Because mines have limited lives based on proven and probable ore reserves, an important element of the Company's business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. During 2011, the Company successfully constructed a new leach pad at our Rochester mine and substantially completed development of other major mining properties at Palmarejo, San Bartolomé, and Kensington. The Company's ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and developing or acquiring new mining properties. Both strategies are inherently risky, and the Company cannot assure that it will be able to successfully compete in either the development of existing or new mining properties or acquisitions of additional mining properties.

While it is the Company's practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests that it may acquire may not be developed profitably. If profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, the Company may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. The Company cannot predict the impact of future acquisitions on the price of its business or common stock or that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may negatively affect results of operations.
In addition, since the beginning of 2011, the Company has also made strategic minority investments in seven silver and gold development companies in North and South America. As of June 30, 2012, our investments in seven of these companies had an estimated fair value of $21.2 million. Subsequent to June 30, 2012, the Company agreed to invest an additional $2.0 million in one of these companies. The Company cannot assure that the value of these investments, or the value of future investments it may make in other development companies, will not decline. Declines in the value of these investments could adversely affect financial condition.
Mineral exploration and development inherently involves significant and irreducible financial risks. The Company may suffer from the failure to find and develop profitable mines.
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
Significant investment risks and operational costs are associated with exploration, development and mining activities. These risks and costs may result in lower economic returns and may adversely affect the Company's business.
The Company's ability to sustain or increase our present production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.
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
As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, the Company's financial condition, results of operations and cash flows may be negatively affected.
The Company might be unable to raise additional financing necessary to meet capital needs, conduct business, make payments when due or refinance debt.
The Company might need to raise additional funds in order to meet capital needs, implement its business plan, refinance debt or acquire complementary businesses or products. Any required additional financing might not be available on commercially reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.
A significant delay or disruption in sales of concentrates as a result of the unexpected discontinuation of purchases by smelter customers could have a material adverse effect on operations.
The Company currently markets silver and gold concentrates to third-party smelters and refineries in Mexico, Germany, China, and Australia. The loss of any one smelter could have a material adverse effect on the Company if alternative smelters and refineries were unavailable. The Company cannot assure you that alternative smelters or refineries would be available if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.
The Company's silver and gold production may decline in the future, reducing our results of operations and cash flows.
The Company's silver and gold production, unless it is able to develop or acquire new properties, will decline over time due to the exhaustion of reserves and the possible closure of mines in response to declining metals prices or other factors. Identifying promising mining properties is difficult and speculative. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver and gold. Many of these companies have greater financial resources than the Company does. Consequently, the Company may be unable to replace and expand current ore reserves through the acquisition of new mining properties or interests therein on terms that are considered acceptable. As a result, revenues from the sale of silver and gold may decline, resulting in lower income and reduced growth. The Company cannot assure that it would be able to replace the production that would be lost due to the exhaustion of reserves and the possible closure of mines.
There are significant hazards associated with mining activities, some of which may not be fully covered by insurance.
The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available to us or to other companies in the industry. Any liabilities that the Company incurs for these risks and hazards could be significant and could adversely affect results of operation, cash flows and financial condition.
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
U.S. surface and underground mines like the Kensington and Rochester mines are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, the MSHA has been conducting more frequent and more comprehensive inspections. In addition, the MSHA is currently evaluating whether to assess any fines or penalties in connection with the accidental death of a blaster's assistant at the Kensington mine on September 7, 2011. Although the Company does not believe it was at fault, it cannot assure that the MSHA will agree and will not assess fines or penalties, which may be material.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. In addition, any of our U.S. mines could be subject to a temporary or extended shut down as a result of a violation alleged by the MSHA. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on the Company's business and results of operations.
Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. The Company may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require it to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that the Company has made for such remediation. The potential exposure may be significant and could have a material adverse effect on the Company's financial condition and results of operations.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that the Company currently or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. The Company cannot assure that any such law, regulation, enforcement or private claim would not have a negative effect on its financial condition, results of operations or cash flows.
Some of the Company's mining wastes currently are exempt to a limited extent from the extensive set of federal Environmental Protection Agency (the “EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government's cleanup efforts. The owner or operator also may be liable to governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA.
Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada and Alaska. In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. Adoption of these proposals could have a materially adverse effect on results of operations and cash flows.
We rely on third parties to operate, maintain and produce silver for us at the Endeavor mine.
The Endeavor mine is owned, maintained and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). However, pursuant to a silver sale and purchase agreement, the Company's wholly-owned subsidiary, CDE Australia Pty. Ltd. (“CDE Australia”), has acquired all silver production and reserves at the Endeavor mine, up to a total of 20.0 million payable ounces. CDE Australia has agreed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus 50% of the amount by which the silver price exceeds $7.00 per ounce, subject to annual adjustments for inflation.
Under this arrangement, the Company relies on Cobar to own, maintain and operate the Endeavor mine, which exposes it to substantial counterparty risk. Cobar may fail to adequately or appropriately operate or maintain the project or may fail to fulfill its other obligations under the silver purchase agreement. The Company cannot assure that Cobar will not suffer financial hardship, that it will continue as a going concern or that it will not enter bankruptcy or otherwise liquidate. Any such event could expose the Company to significant costs and could limit the amounts, if any, it could recover in any proceeding against CBH or Cobar for breach of the silver purchase agreement. Any failure, inability or refusal of Cobar to meet its obligations to the Company could have a material and adverse effect on our business, results of operations or financial condition.

The Company's ability to obtain necessary government permits to expand operations or begin new operations can be materially affected by third party activists.
Private parties such as environmental activists frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. These third party actions can materially increase the costs and cause delays in the permitting process and could cause the Company to not proceed with the development or expansion of a mine.
An environmental organization, Great Basin Resource Watch (“GRBW”) has brought an administrative appeal challenging the Bureau of Land Management's approval of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. The Interior Board of Land Appeals (“IBLA”) is expected to rule on the appeal in 2012. However, because GRBW did not seek a stay of the BLM's decision, operations have been proceeding as approved during the IBLA proceeding. The Company cannot predict the outcome of the appeal or what effect, if any, an adverse ruling may have on current operations. If an adverse ruling is issued, the Company may be required to update the permitting for the current operations at Rochester.
The Company's operations in Bolivia are subject to political risks.
The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. In connection with the 2009 constitution, the government of Bolivia announced a restructuring of the mining law. A commission was established in March 2011 to finalize the mining law updates and the commission's evaluation remains ongoing. The Company has been assessing the potential effects of the proposed legislation on our Bolivian operations but any effects remain uncertain until the law is enacted. The law is expected to regulate taxation and royalties and to provide for contracting with the government rather than concession holding. The revised mining law is expected to be enacted in 2012. The Company cannot assure that our operations at the San Bartolomé mine will not be affected in the current political environment in Bolivia.
On October 14, 2009, the Bolivian state-owned mining company, Corporación Minera de Bolivia (“COMIBOL”), announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of the Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Cooperative Reserva Fiscal, with which the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Mining in other areas above the 4,400 meter level continue to be suspended. The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company's operations at the Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force us to cease mining at such deposits. If COMIBOL objects to the Company mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, it may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
The Company's business depends on good relations with our employees.
The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past three years, two of the Company's mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on operations. Most recently, in May 2012, a small, unorganized group of employees at the Palmarejo mine blocked access to the mine. Palmarejo management supervised an orderly, temporary shut-down of the mine and mill in order to allow for dialogue with employees while ensuring the safety of workers at the mine site. Management considered the actions taken by the group to be illegal. Within approximately five days, the group agreed to return to work and full production resumed at the mine. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material and adverse effect on its business, results of operations or financial condition.

As of June 30, 2012, unions represented approximately 11% of our worldwide workforce. We currently have a collective bargaining agreement covering the Martha mine, which expires on December 31, 2012, and a labor agreement at our San Bartolomé mine, which became effective October 11, 2007 and does not have a fixed term. We cannot predict whether these agreements will be renewed, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Third parties may dispute the Company's unpatented mining claims, which could result in the discovery of defective titles and losses affecting its business.
The validity of unpatented mining claims, which constitute a significant portion of the Company's property holdings in the United States, is often uncertain and may be contested. Although the Company has attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice it does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of the Company's mining claims could result in litigation, insurance claims and potential losses affecting its business as a whole.
Coeur Rochester, Inc. (“Coeur Rochester”), the Company's wholly-owned subsidiary, is party to a legal action relating to a third party's assertion of rights to unpatented mining claims at and near the Rochester property in Nevada. Coeur Rochester held 541 U.S. Federal unpatented claims through August 2011. On September 1, 2011, the Company inadvertently missed a claims fee payment to the U.S. Bureau of Land Management (“BLM”) and as a result the prior unpatented mining claims were forfeited. The Company re-staked 479 claims in early December 2011 and filed notices with Pershing County, Nevada and the BLM. The new claims cover the majority of the prior unpatented claim area. A third party asserts that it also staked and filed notices on the Company's original unpatented mining claims. The Company believes it holds a superior property interest to the adverse staking party and filed a lawsuit to quiet title in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending. The Company believes there would be no effect on the current silver and gold reserves at Coeur Rochester assuming an adverse outcome. However, the Company does believe an adverse outcome would require it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership.
There may be challenges to the title of any of the claims comprising the Company's mines that, if successful, could impair development and operations. A defect could result in the Company losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates.
The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock and may materially and adversely affect the price of its common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the Company's existing shareholders' equity ownership. The Company is authorized to issue, without shareholder approval, 10,000,000 shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. If the Company issues additional equity securities, the price of its common stock may be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities in the three months or six months ended June 30, 2012.
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

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated	August 7, 2012	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer

Dated	August 7, 2012	/s/ Frank L. Hanagarne Jr.
FRANK L. HANAGARNE JR.
Senior Vice President and Chief Financial Officer