Form 10-Q
period 2012-09-30
COEUR D ALENE MINES CORP
filed 2012-11-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 89,477,019 shares were issued and outstanding as of November 5, 2012.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		September 30, 2012	December 31, 2011
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$142,915	$175,012
Short term investments	5	657	20,254
Receivables	6	70,963	83,497
Ore on leach pad		30,394	27,252
Metal and other inventory	7	156,130	132,781
Deferred tax assets		2,090	1,869
Restricted assets		396	60
Prepaid expenses and other		25,460	24,218
		429,005	464,943
NON-CURRENT ASSETS
Property, plant and equipment, net	8	691,219	687,676
Mining properties, net	9	1,923,251	2,001,027
Ore on leach pad, non-current portion		15,575	6,679
Restricted assets		24,790	28,911
Marketable securities	5	31,243	19,844
Receivables, non-current portion	6	48,614	40,314
Debt issuance costs, net		4,056	1,889
Deferred tax assets		68	263
Other		12,619	12,895
TOTAL ASSETS		$3,180,440	$3,264,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$68,709	$78,590
Accrued liabilities and other		7,160	13,126
Accrued income taxes		28,659	47,803
Accrued payroll and related benefits		22,892	16,240
Accrued interest payable		125	559
Current portion of debt and capital leases	10	56,340	32,602
Current portion of royalty obligation	10,15	69,959	61,721
Current portion of reclamation and mine closure	11	3,372	1,387
Deferred tax liabilities		53	53
		257,269	252,081
NON-CURRENT LIABILITIES
Long-term debt and capital leases	10	5,053	115,861
Non-current portion of royalty obligation	10,15	164,272	169,788
Reclamation and mine closure	11	32,636	32,371
Deferred tax liabilities		540,023	527,573
Other long-term liabilities		37,888	30,046
		779,872	875,639
COMMITMENTS AND CONTINGENCIES (Notes 10, 11, 12, 15, 16 and 19)
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 89,446,482 at September 30, 2012 and 89,655,124 at December 31, 2011		894	897
Additional paid-in capital		2,579,707	2,585,632
Accumulated deficit		(433,706)	(444,833)
Accumulated other comprehensive loss		(3,596)	(4,975)
		2,143,299	2,136,721
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,180,440	$3,264,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Sales of metal	$230,593	$343,575	$689,563	$774,289
Production costs applicable to sales	(124,967)	(141,253)	(349,344)	(310,829)
Depreciation, depletion and amortization	(52,844)	(58,652)	(166,460)	(166,334)
Gross profit	52,782	143,670	173,759	297,126
COSTS AND EXPENSES
Administrative and general	10,266	8,236	26,456	22,294
Exploration	6,957	4,772	19,829	11,611
Loss on impairment and other	1,293	—	6,106	—
Pre-development, care, maintenance and other	277	3,271	1,618	17,949
Total cost and expenses	18,793	16,279	54,009	51,854
OPERATING INCOME	33,989	127,391	119,750	245,272
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	—	(784)	—	(1,640)
Fair value adjustments, net	(37,648)	(53,351)	(44,722)	(71,051)
Interest income and other, net	12,664	(6,610)	14,450	(1,946)
Interest expense, net of capitalized interest	(7,351)	(7,980)	(21,578)	(26,553)
Total other income and expense, net	(32,335)	(68,725)	(51,850)	(101,190)
Income before income taxes	1,654	58,666	67,900	144,082
Income tax provision	(17,475)	(27,606)	(56,773)	(61,947)
NET INCOME (LOSS)	$(15,821)	$31,060	$11,127	$82,135
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income per share:
Net income (loss)	$(0.18)	$0.35	$0.12	$0.92
Diluted income per share:
Net income (loss)	$(0.18)	$0.35	$0.12	$0.92
Weighted average number of shares of common stock
Basic	89,429	89,449	89,550	89,350
Diluted	89,429	89,739	89,690	89,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(15,821)	$31,060	$11,127	$82,135
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	6,026	(2,789)	774	(4,176)
Reclassification adjustments for losses included in net income (loss)	605	—	605	—
Other comprehensive income (loss)	6,631	(2,789)	1,379	(4,176)
COMPREHENSIVE INCOME (LOSS)	$(9,190)	$28,271	$12,506	$77,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2012
(Unaudited)

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$(4,975)	$2,136,721
Net income	—	—	—	11,127	—	11,127
Other comprehensive income	—	—	—	—	1,379	1,379
Common stock share buy back	(476)	(5)	(9,966)	—	—	(9,971)
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	267	2	4,041	—		4,043
Balances at September 30, 2012	89,446	$894	$2,579,707	$(433,706)	$(3,596)	$2,143,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,821)	$31,060	$11,127	$82,135
Add (deduct) non-cash items
Depreciation, depletion and amortization	52,844	58,652	166,460	166,334
Accretion of discount on debt and other assets, net	585	516	1,683	1,460
Accretion of royalty obligation	4,276	4,990	14,348	16,027
Deferred income taxes	(4,944)	3,084	12,425	13,177
Loss on debt extinguishment	—	784	—	1,640
Fair value adjustments, net	35,270	50,767	39,288	71,360
Gain (loss) on foreign currency transactions	(1,577)	137	(1,208)	(600)
Share-based compensation	3,364	457	6,534	5,261
(Gain) loss on sale of assets	108	4	372	(1,220)
Loss on impairment	1,848	—	6,621	—
Other non-cash charges	1,331	506	1,838	1,337
Changes in operating assets and liabilities:
Receivables and other current assets	(5,648)	(10,513)	1,717	(23,492)
Prepaid expenses and other	(2,481)	(8,697)	(564)	(7,362)
Inventories	(13,762)	23,234	(35,387)	(12,834)
Accounts payable and accrued liabilities	24,342	26,930	(15,313)	15,538
CASH PROVIDED BY OPERATING ACTIVITIES	79,735	181,911	209,941	328,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(4,093)	(8,804)	(11,959)	(21,914)
Proceeds from sales and maturities of short term investments	337	495	21,038	3,855
Capital expenditures	(29,972)	(38,099)	(93,857)	(79,780)
Other	479	1,397	1,659	1,670
CASH USED IN INVESTING ACTIVITIES	(33,249)	(45,011)	(83,119)	(96,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	—	—	27,500
Payments on long-term debt, capital leases, and associated costs	(80,318)	(16,405)	(94,562)	(51,640)
Payments on gold production royalty	(17,458)	(19,510)	(58,119)	(51,569)
Payments on gold lease facility	—	—	—	(13,800)
Reductions of (additions to) restricted assets associated with the Kensington Term Facility	4,645	—	4,645	(1,325)
Share repurchases	(9,971)	—	(9,971)	—
Other	134	67	(912)	6
CASH USED IN FINANCING ACTIVITIES	(102,968)	(35,848)	(158,919)	(90,828)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,482)	101,052	(32,097)	141,764
Cash and cash equivalents at beginning of period	199,397	106,830	175,012	66,118
Cash and cash equivalents at end of period	$142,915	$207,882	$142,915	$207,882
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2012 and December 31, 2011 and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to September 30, 2012 or to the three and nine months ended September 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.
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
NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2012, 772,368 and 640,660 shares, respectively of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. In the three months ended September 30, 2012 the Company had a net loss, therefore all equity-based awards were excluded. For the three

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

and nine months ended September 30, 2011, 1,129,562 and 1,326,763 shares, respectively, of common stock equivalents related to convertible debt and equity based awards have not been included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earning per share for the three and nine months ended September 30, 2012 and 2011 because there is no excess value upon conversion over the principal amount of the Notes.
The effect of potentially dilutive stock outstanding as of September 30, 2012, and 2011 are as follows (in thousands, except per share data):

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common shareholders	$(15,821)	89,429	$(0.18)	$11,127	89,550	$0.12
Effect of Dilutive Securities
Equity awards	—	—		—	140
Diluted EPS
Net income (loss) available to common shareholders	$(15,821)	89,429	$(0.18)	$11,127	89,690	$0.12

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common shareholders	$31,060	89,449	$0.35	$82,135	89,350	$0.92
Effect of Dilutive Securities
Equity awards	—	290		—	352
Diluted EPS
Net income available to common shareholders	$31,060	89,739	$0.35	$82,135	89,702	$0.92
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	657	657	—	—
Marketable equity securities	31,243	29,694	1,549	—
Other derivative instruments, net	1,440	—	1,440	—
Silver ounces receivable from Mandalay	676	—	676	—
	$34,016	$30,351	$3,665	$—
Liabilities:
Royalty obligation embedded derivative	$170,153	$—	$170,153	$—
Put and call options	16,755	—	16,755	—
	$186,908	$—	$186,908	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	20,254	20,254	—	—
Marketable securities	19,844	19,844	—	—
Put and call options	3,040	—	3,040	—
Silver ounces receivable from Mandalay	814	—	814	—
	$43,952	$40,098	$3,854	$—
Liabilities:
Royalty obligation embedded derivative	$159,400	$—	$159,400	$—
Put and call options	20,892	—	20,892	—
Other derivative instruments, net	4,012	—	4,012	—
	$184,304	$—	$184,304	$—
The Company’s short-term investments are readily convertible to cash and, therefore, these investments are classified within Level 1 of the fair value hierarchy.
The Company’s marketable equity securities, with the exception of its investment in Commonwealth Silver and Gold Mining, a private entity, are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy. Commonwealth Silver and Gold Mining was valued by applying an index of enterprise and market capitalization per reserve ounce, as published by Canaccord Financial, to its reserves and resources. The model inputs can generally be verified and do not involve significant management judgment, thus resulting in its classification in Level 2 of the fair value hierarchy. Please see Note 5 - INVESTMENTS for additional details on marketable equity securities.
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
The Company had no Level 3 financial assets and liabilities as of September 30, 2012 or December 31, 2011.
There were no transfers between levels of fair value measurements of financial assets and liabilities during the first nine months of 2012.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Financial assets and liabilities that are not measured at fair value at September 30, 2012 and December 31, 2011 are set forth in the following table (in thousands):

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$49,607	$49,607	$—	$—
Palmarejo Gold Production Royalty Obligation	$94,701	$—	$94,701	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$49,205	$49,205	$—	$—
Palmarejo Gold Production Royalty Obligation	$111,257	$—	$111,257	$—
The fair value at September 30, 2012 and December 31, 2011 of the 3.25% Convertible Senior Notes outstanding were determined by active market transactions. As such, the notes are classified as Level 1 in the fair value hierarchy.
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
NOTE 5 – INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income (loss). Please see Note 4 - FAIR VALUE MEASUREMENT for additional information on fair value classification of marketable securities. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The equity securities reflected in the table below consist of equity securities of silver and gold exploration and development companies that the Company purchased. The following table summarizes the Company’s available-for-sale securities on hand as of September 30, 2012 and December 31, 2011 (in thousands):

	Investments in marketable securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at September 30, 2012	$34,839	$(7,982)	$4,386	$31,243

Marketable securities at December 31, 2011	$24,819	$(4,975)	$—	$19,844
In the three months ended September 30, 2012 and 2011, the Company recognized an unrealized gain of $6.0 million and an unrealized loss of $2.8 million, respectively, in other comprehensive income (loss). In the nine months ended September 30, 2012, and 2011, the Company recognized an unrealized gain of $0.8 million and an unrealized loss of $4.2 million, respectively, in other comprehensive income (loss). The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company has the intent and ability to hold these investments until they recover or increase in value. The Company's management team uses industry knowledge and expertise and has determined that unrealized losses on seven of the eight investments it currently holds are not other than temporary based on a review of the potential for each company. The Company determined that one of its available-for-sale investments was other than temporarily impaired at September 30, 2012 and recorded an impairment loss of $0.6 million during the third quarter of 2012. There were no impairment losses recorded during the third quarter of 2011. Gross realized gains and losses are based on cost, net

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

of discount or premium of investments sold.
In addition, the Company had $0.7 million and $20.3 million of short-term investments at September 30, 2012 and December 31, 2011, respectively. These investments are primarily in certificates of deposit with various banks and all have maturity dates of less than one year.
NOTE 6 – RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Receivables - current portion
Accounts receivable - trade	$12,276	$14,366
Refundable income tax	11,399	11,480
Refundable value added tax	42,133	52,968
Accounts receivable - other	5,155	4,683
	$70,963	$83,497
Receivables - non-current portion
Refundable value added tax	$48,614	$40,314

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
NOTE 7 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Concentrate and doré inventory	$78,818	$73,590
Supplies	77,312	59,191
Metal and other inventory	$156,130	$132,781
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$2,010	$1,432
Buildings and improvements	564,465	520,137
Machinery and equipment	314,031	246,584
Capitalized leases for machinery, equipment, buildings, and land	40,621	76,244
	921,127	844,397
Accumulated depreciation and amortization	(292,685)	(235,528)
	628,442	608,869
Construction in progress	62,777	78,807
	$691,219	$687,676

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Mining properties	$151,373	$70,099	$331,697	$114,639	$11,416	$—	$—	$679,224
Accumulated depletion	(74,974)	(17,602)	(39,204)	(99,773)	(11,416)	—	—	(242,969)
	76,399	52,497	292,493	14,866	—	—	—	436,255
Mineral interests	1,658,389	26,642	—	—	—	44,033	—	1,729,064
Accumulated depletion	(221,027)	(7,015)	—	—	—	(14,168)	—	(242,210)
	1,437,362	19,627	—	—	—	29,865	—	1,486,854
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,513,761	$72,124	$292,493	$14,866	$—	$29,865	$142	$1,923,251

December 31, 2011	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Other	Total
Mining properties	$134,296	$68,684	$321,456	$112,826	$12,643	$—	$—	$649,905
Accumulated depletion	(53,060)	(14,989)	(27,160)	(97,834)	(10,373)	—	—	(203,416)
	81,236	53,695	294,296	14,992	2,270	—	—	446,489
Mineral interests	1,658,389	26,642	—	—	—	44,033	—	1,729,064
Accumulated depletion	(158,627)	(6,007)	—	—	—	(10,034)	—	(174,668)
	1,499,762	20,635	—	—	—	33,999	—	1,554,396
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,580,998	$74,330	$294,296	$14,992	$2,270	$33,999	$142	$2,001,027
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
Martha Mine: The Martha mine is an underground silver mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $6.0 million in the nine months ended September 30, 2012. The Martha mine ceased active mining operations in September 2012.
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 4.1 million payable ounces to-date and the current ore reserve contains approximately 4.6 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Non-Producing and Development Properties
Joaquin Project – Argentina: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property, consisting of over 28,450 hectares (70,300 acres), north of the Company's Martha silver mine, in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, collectively referred to as the "Joaquin Project," and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of pre-feasibility and feasibility studies. The Company has not capitalized any expenditures associated with the Joaquin Project as of September 30, 2012. The Company has a 51% participating and managing equity interest in the Joaquin Project, and upon completion of a feasibility study, will have earned an additional 10% interest. The Company has further rights to increase its participating interest in the property to 71% subject to other conditions in the joint venture agreement.
NOTE 10 – DEBT AND CAPITAL LEASE OBLIGATIONS
The current and non-current portions of long-term debt and capital lease obligations as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$47,424	$—	$—	$45,545
Kensington Term Facility	—	—	15,398	60,425
Capital lease obligations	8,916	5,053	17,119	9,891
Other	—	—	85	—
	$56,340	$5,053	$32,602	$115,861

3.25% Convertible Senior Notes
As of September 30, 2012, the outstanding balance of the 3.25% Convertible Senior Notes due 2028 was $48.7 million, or $47.4 million net of debt discount. The notes are classified as current liabilities as of September 30, 2012 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
The fair value of the notes outstanding, as determined by market transactions at September 30, 2012 and December 31, 2011 was $49.6 million and $49.2 million, respectively. The carrying value of the equity component at September 30, 2012 and December 31, 2011 was $10.9 million.
For the three months ended September 30, 2012 and 2011 interest expense recognized was $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2012 and 2011 interest expense recognized was $1.2 million, and $1.2 million, respectively. For the three months ended September 30, 2012 and 2011 accretion of the debt discount was $0.6 million and $0.6, respectively. For the nine months ended September 30, 2012 and 2011 accretion of the debt discount was $1.9 million and $1.7 million, respectively. The debt discount remaining at September 30, 2012 was $1.2 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the three months ended September 30, 2012 was $0.1 million and was charged to interest expense.
The term of the Revolving Credit Facility is four years. Amounts may be borrowed under the Revolving Credit Facility to finance working capital and general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses incurred in connection with the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington and Rochester mines, as well as a pledge of the shares of certain of the Company's subsidiaries.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

In addition, in connection with the Revolving Credit Facility, Coeur Alaska, Inc. retained its existing hedge positions established under the Kensington Term Facility described below, with Wells Fargo Bank, N.A. as hedge provider.
Borrowings under the Revolving Credit Facility bear interest at a rate selected by the Borrowers equal to either LIBOR plus a margin of 2.25%-3.25% or an alternate base rate plus a margin of 1.25%-2.25%, with the margin determined by reference to the Company's ratio of consolidated debt to adjusted EBITDA.
Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Revolving Credit Facility are permitted without prepayment premium or penalty, subject to payment of customary LIBOR breakage costs. Amounts so repaid may be re-borrowed subject to customary requirements.
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) our ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3.00 to 1.00 after two years), (ii) our ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) our tangible net worth to be not less than 90% of our tangible net worth as of March 31, 2012 plus 25% of our net income for each fiscal quarter ending after March 31, 2012 to the date of measurement.
As of September 30, 2012, no amounts were outstanding under the Revolving Credit Facility.
Kensington Term Facility
On August 16, 2012, Coeur Alaska prepaid all obligations and indebtedness outstanding under the Coeur Alaska, Inc. Term Facility Agreement, as amended and restated on December 20, 2010, with Credit Suisse AG (the "Kensington Term Facility"), which totaled approximately $68.6 million. Upon payment in full, the Kensington Term Facility was terminated and all of the liens granted under the Kensington Term Facility were released.
As a condition to the Kensington Term Facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the term facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 104,000 ounces of gold were outstanding at September 30, 2012. The weighted average strike price of the call options was $1,970.05. Put options protecting 139,000 ounces of gold were outstanding at September 30, 2012. The weighted average strike price of the put options was $962.42.
Capital Lease Obligations
As of September 30, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $14.0 million and $27.0 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation for the three and nine months ended September 30, 2012 and 2011 of $4.4 million and $5.4 million and $15.0 million and $16.4 million, respectively. As of September 30, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $64.1 million and $72.1 million, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Interest Expense
The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three and nine months ended September 30, 2012 and 2011, the Company expensed interest of $7.4 million and $8.0 million, and $21.6 million and $26.6 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
3.25% Convertible Senior Notes due March 2028	$395	$395	$1,186	$1,186
Senior Term Notes (terminated in 2011)	—	366	—	1,280
Kensington Term Facility (terminated in 2012)	459	1,086	2,339	3,353
Capital lease obligations	219	416	827	1,353
Other debt obligations	436	144	668	801
Gold Lease Facility (terminated in 2011)	—	—	—	107
Accretion of Franco Nevada royalty obligation	4,384	5,370	15,047	16,407
Amortization of debt issuance costs	1,331	504	1,838	1,646
Accretion of debt discount	639	585	1,879	1,722
Capitalized interest	(512)	(886)	(2,206)	(1,302)
Total interest expense, net of capitalized interest	$7,351	$7,980	$21,578	$26,553
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three and nine months ended September 30, 2012 and 2011, the Company capitalized interest of $0.5 million and $0.9 million, and $2.2 million and $1.3 million, respectively.
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
Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Asset retirement obligation - Beginning	$34,510	$28,557	$32,714	$27,302
Accretion	714	670	2,180	1,961
Addition and changes in estimates	—	—	335	—
Settlements	(13)	(15)	(18)	(51)
Asset retirement obligation - September 30	$35,211	$29,212	$35,211	$29,212
In addition, the Company has accrued $0.8 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 12 – INCOME TAXES
For the three and nine months ended September 30, 2012, the Company reported an income tax provision of approximately $17.5 million and $56.8 million, respectively, compared to an income tax provision of $27.6 million and $61.9 million for the three and nine months ended September 30, 2011, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table summarizes the components of the Company’s income tax provision from continuing operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
United States	$(465)	$1,300	$(3,990)	$342
Argentina	1,232	(23)	993	60
Australia	(545)	(858)	(1,751)	(1,976)
Mexico	5,409	(2,963)	(10,341)	(13,165)
Bolivia	(23,106)	(25,062)	(41,684)	(47,208)
Income tax provision from continuing operations	$(17,475)	$(27,606)	$(56,773)	$(61,947)
The income tax provision for the three and nine months ended September 30, 2012 and 2011 varies from the statutory rate primarily because of differences in tax rates for the Company's foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The variance is also attributable to an audit of San Bartolomé's 2009 Bolivian tax return, whereby San Bartolomé incurred an additional $1.4 million of tax expense, including interest and penalties, related to the 2009 tax year and recognized a further $10.3 million of tax expense, including interest and penalties, related to uncertainty in similar tax positions for the years 2010 and 2011. In addition, the Company has recognized approximately $2.1 million of additional tax expense for 2012 related to these uncertain tax positions.
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
The compensation expense recognized in the Company’s consolidated financial statements for the three months ended September 30, 2012 and 2011 for share based compensation awards was $3.4 million and $0.5 million, respectively. The compensation expense recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2012 and 2011 for share based compensation awards was $6.1 million and $5.3 million, respectively. The stock appreciation rights (SARs), restricted stock units (RSUs) and performance units outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of September 30, 2012, there was $6.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, RSUs, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

The following table summarizes the new grants issued during the nine months ended September 30, 2012:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 31, 2012	165,169	$27.66	120,720	$17.67	77,137	$41.53
March 1, 2012	4,844	$28.72	—	$—	—	$—
April 2, 2012	2,009	$24.32	—	$—	—	$—
May 1, 2012	3,185	$21.65	—	$—	—	$—
May 7, 2012	7,511	$19.01	11,803	$12.10	7,511	$28.54
June 1, 2012	1,361	$18.35	—	$—	—	$—
July 2, 2012	6,166	$17.35	—	$—	—	$—
August 1, 2012	2,209	$15.84	—	$—	—	$—
September 4, 2012	8,590	$23.55	—	$—	—	$—

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following options and stock appreciation rights were exercised during the nine months ended September 30, 2012:

Award Type	Number of Units	Weighted Average Exercise Price
Options	37,395	$11.18
Stock Appreciation Rights	34,385	$12.73
The following shows the weighted average fair value of SARs, performance units and RSUs outstanding at September 30, 2012:

	September 30, 2012
	SARs	Performance units	Restricted stock units
Weighted average fair value	$17.38	$54.26	$28.83

The following table shows the options and SARs exercisable at September 30, 2012:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price
209,619	$34.18	46,125	$13.72
NOTE 14 – DEFINED CONTRIBUTION AND 401(k) PLANS
Defined Contribution Plan
The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.6 million and $0.4 million, for the three months ended September 30, 2012 and 2011, respectively. Total contributions were $1.6 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.
401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended September 30, 2012 and 2011 were $0.4 million and $0.4 million, respectively. Total plan expenses recognized for the nine months ended September 30, 2012 and 2011 were $1.5 million and $1.0 million, respectively.
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2012, a total of 209,853 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. As such, the Company is required to recognize the change in fair value of the remaining minimum obligation due to the changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 4.9% and 5.7% at September 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivative at September 30, 2012 and December 31, 2011, based on forward gold prices averaging approximately $1,793 and $1,611 per ounce, respectively, was a liability of $170.2 million and $159.4 million, respectively. During the three and nine months ended September 30, 2012 and 2011, mark-to-market adjustments for this embedded derivative amounted to a loss of $23.4 million and $14.5 million, and a loss of $10.8 million and $17.4 million, respectively.
Payments on the royalty obligation occur monthly resulting in a decrease to the carrying amount of the minimum obligation and the derivative liability and the recognition of realized gains or losses as a result of changing prices for gold. Each monthly

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the three and nine months ended September 30, 2012 and 2011, realized losses on settlement of the liabilities were $10.9 million and $11.9 million, and $35.0 million and $29.1 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At September 30, 2012, the Company had MXN foreign exchange contracts of $17.4 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.19 MXN to each U.S. dollar and the Company had an asset with a fair value of $0.2 million at September 30, 2012. At December 31, 2011, the Company had MXP foreign exchange contracts of $25.5 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.40 MXN to each U.S. dollar and the Company had a liability with a fair value of $3.2 million at December 31, 2011. The Company recorded mark-to-market gains on these contracts of $0.6 million and $3.4 million for the three and nine months ended September 30, 2012, respectively. The Company recorded mark-to-market losses of $4.1 million and $3.8 million for the three and nine months ended September 30, 2011, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded a realized gain of $0.4 million and a realized loss of $1.5 million in production costs applicable to sales during the three and nine months ended September 30, 2012, respectively. The Company recorded a realized loss of $0.1 million and a realized gain of $1.0 million in production costs applicable to sales during the three and nine months ended September 30, 2011, respectively.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2012, the Company had outstanding provisionally priced sales of $20.9 million, consisting of 0.5 million ounces of silver and 3,734 ounces of gold, which had a fair value of $22.1 million including the embedded derivative. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative.
Commodity Derivatives
As of September 30, 2012, the Company had outstanding call options requiring it to deliver 104,000 ounces of gold at a weighted average strike price of $1,970.05 per ounce if the market price of gold exceeds the strike price. At September 30, 2012, the Company had outstanding put options allowing it to sell 139,000 ounces of gold at a weighted average strike price of $962.42 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. At December 31, 2011, the Company had written outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At December 31, 2011, the Company had outstanding put options allowing it to sell 190,000 ounces of gold at a weighted average strike price of $951.93 per ounce if the market price of gold were to fall below the strike price. As of September 30, 2012 and December 31, 2011, the fair market value of these contracts was a net liability of $16.8 million and $17.9 million, respectively. During the three months ended September 30, 2012, 17,000 ounces of gold put options expired at a weighted average strike price of $923.34 per ounce, resulting in a realized loss of $0.7 million. During the nine months ended September 30, 2012, 51,000 ounces of gold put options expired at a weighted average strike price of $923.34 per ounce, resulting in a realized loss of $2.2 million. During the three and nine months ended September 30, 2012, 7,000 ounces of gold call options at a weighted average strike price of $2,000.00 expired. During the three and nine months ended September 30, 2012 and 2011, the Company recorded unrealized losses of $3.6 million and unrealized gains of $1.1 million, and unrealized losses of $19.9 million and $18.2 million, respectively, related to the outstanding options which was included in fair value adjustments, net.
In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received the right to 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The Company recognized mark-to-market gains of $0.1 million and mark-to-market losses of $0.1 million associated with this silver in the three and nine months ended September 30, 2012, respectively. The Company recognized mark-to-market gains of $0.8 million and $0.4 million associated with this silver in the three and nine months ended September 30, 2011, respectively. The silver ounces

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

receivable from Mandalay Resources Corporation had a fair value of $1.4 million at September 30, 2012, and a fair value of $2.3 million at December 31, 2011.
As of September 30, 2012, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average prices, ounces and notional data):

	2012	2013	2014	Thereafter
Palmarejo gold production royalty	$8,392	$25,097	$24,895	$45,831
Average gold price in excess of minimum contractual deduction	$504	$502	$498	$492
Notional ounces	16,668	50,004	50,004	93,177
Mexican peso forward purchase contracts	$8,700	$8,700	$—	$—
Average rate (MXP/$)	$12.85	$13.52	$—	$—
Mexican peso notional amount	111,798	117,628	—	—
Silver ounces receivable from Mandalay	$769	$—	$—	$—
Average silver forward price	$18.45	$—	$—	$—
Notional ounces	41,667	—	—	—
Silver concentrate sales agreements	$14,343	$—	$—	$—
Average silver price	$30.74	$—	$—	$—
Notional ounces	466,588	—	—	—
Gold concentrates sales agreements	$6,508	$—	$—	$—
Average gold price	$1,743	$—	$—	$—
Notional ounces	3,734	—	—	—
Gold put options purchased	$720	$1,800	$720	$—
Average gold strike price	$923	$928	$979	$1,010
Notional ounces	17,000	45,000	47,000	30,000
Gold call options sold	$—	$—	$720	$—
Average gold strike price	$2,000	$2,000	$1,934	$2,000
Notional ounces	7,000	20,000	47,000	30,000

The following summarizes the classification of the fair value of the derivative instruments as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$676	$—	$—	$—	$—
Forward foreign exchange contracts	286	80	—	—	—
Palmarejo gold production royalty	—	—	—	46,005	124,148
Put and call options, net	—	2,840	13,915	—	—
Concentrate sales contracts	1,239	5	—	—	—
	$2,201	$2,925	$13,915	$46,005	$124,148

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	December 31, 2011
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$814	$—	$—	$—	$—
Forward foreign exchange contracts	—	3,188	—	—	—
Palmarejo gold production royalty	—	—	—	37,206	122,194
Put and call options, net	—	3,183	14,669	—	—
Concentrate sales contracts	—	825	—	—	—
	$814	$7,196	$14,669	$37,206	$122,194
The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2012	2011	2012	2011
Sales of metal	Concentrate sales contracts	$1,591	$1,466	$2,050	$4,339
Production costs applicable to sales	Forward foreign exchange contracts	394	(65)	(1,540)	1,045
Fair value adjustments, net	Gold lease facility	—	—	—	(132)
Fair value adjustments, net	Forward foreign exchange contracts	621	(4,089)	3,394	(3,791)
Fair value adjustments, net	Forward gold contract	—	—	—	35
Fair value adjustments, net	Silver ounces receivable	280	(554)	302	(90)
Fair value adjustments, net	Palmarejo gold royalty	(34,266)	(26,464)	(45,771)	(46,505)
Fair value adjustments, net	Put and call options	(4,283)	(22,244)	(2,647)	(20,568)
		$(35,663)	$(51,950)	$(44,212)	$(65,667)

Please see Note 4 - FAIR VALUE MEASUREMENTS for additional detail on the fair value amounts for derivatives.

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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains two labor agreements in South America, consisting of a labor agreement with Associacion Obrera Minera Argentina at the Martha mine in Argentina and with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The agreement at the Martha mine is effective from June 12, 2006 to December 31, 2012. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of September 30, 2012, approximately 13.0% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provides a financial benefit in the form of severance pay to terminated employees if their employment is terminated due to curtailment of operations. The individual benefit is based on the employee’s service time and rate of pay at the time of termination. The Rochester mine resumed mining and crushing operations in late 2011, and currently employs more than 200 employees. This termination benefit program has been extended to include newly hired employees. As of September 30, 2012, the total benefit expected to be incurred under this plan is approximately $4.7 million. The liability is recognized at the discounted amount and accreted over the service period.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Changes to the Company's termination benefits are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning Balance	$3,651	$2,733	$3,335	$1,105
Accruals	85	336	401	1,964
Ending Balance	$3,736	$3,069	$3,736	$3,069
The Company does not have a written severance plan for any of its foreign operations including those operations located in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for post-employment benefits in these locations of approximately $8.1 million and $7.4 million as of September 30, 2012 and December 31, 2011, respectively.
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
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was $0.8 million and $0.8 million, and $2.0 million and $1.7 million for the three and nine months ended September 30, 2012 and 2011, respectively.
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
NOTE 17 – SIGNIFICANT CUSTOMERS
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has seven trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi, and Auramet) and the sales of metals to these companies amounted to approximately 92% and 81% of total metal sales for the nine months ended September 30, 2012 and 2011, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, Trafigura, Auramet, and China National Gold) amounted to approximately 8% and 19% of total metal sales for the nine months ended September 30, 2012, and 2011, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table indicates customers that represent 10% or more of total sales of metal for the three months ended September 30, 2012 and 2011 (in millions):

Customer	Three months ended September 30,	Three months ended September 30,	Segments reporting sales of metal
	2012	2011
Valcambi	$112.7	$112.4	Palmarejo, San Bartolomé
Auramet	$32.0	$—	San Bartolomé, Kensington
Mitsui	$14.2	$49.9	Palmarejo, San Bartolomé, Rochester
International Commodities	$10.8	$47.0	Palmarejo, San Bartolomé, Rochester
Standard	$17.5	$36.0	Palmarejo
The following table indicates customers that represent 10% or more of total sales of metal for the nine months ended September 30, 2012 and 2011 (in millions):

Customer	Nine months ended September 30,	Nine months ended September 30,	Segments reporting sales of metal
	2012	2011
Valcambi	$368.9	$255.3	Palmarejo, San Bartolomé
Standard	$42.0	$86.4	Palmarejo
Mitsui	$40.1	$81.9	Palmarejo, San Bartolomé, Rochester
China National Gold	$25.7	$94.4	Kensington
International Commodities	$34.7	$93.3	Palmarejo, San Bartolomé, Rochester
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$102,642	$46,192	$36,450	$36,244	$4,933	$4,132	$—	$230,593
Productions costs applicable to sales	(48,672)	(19,937)	(26,881)	(21,014)	(6,481)	(1,982)	—	(124,967)
Depreciation and depletion	(34,007)	(4,163)	(11,512)	(2,061)	(32)	(898)	(171)	(52,844)
Gross profit (loss)	19,963	22,092	(1,943)	13,169	(1,580)	1,252	(171)	52,782
Exploration expense	2,288	50	1,476	1,158	1,217	—	768	6,957
Loss on impairment	—	—	—	—	1,293	—	—	1,293
Other operating expenses	—	50	39	1,109	133	—	9,212	10,543
OPERATING INCOME (LOSS)	17,675	21,992	(3,458)	10,902	(4,223)	1,252	(10,151)	33,989
Interest and other income, net	4,914	8,353	—	59	(342)	—	(320)	12,664
Interest expense, net	(4,401)	(11)	(1,834)	(6)	(2)	—	(1,097)	(7,351)
Fair value adjustments, net	(34,266)	—	(4,283)	—	—	—	901	(37,648)
Income tax expense	5,495	(23,106)	—	—	1,233	(202)	(895)	(17,475)
Net income (loss)	$(10,583)	$7,228	$(9,575)	$10,955	$(3,334)	$1,050	$(11,562)	$(15,821)
Segment assets (A)	$1,926,695	$299,041	$520,619	$104,066	$11,339	$32,619	$18,613	$2,912,992
Capital expenditures (B)	$11,321	$4,406	$9,034	$4,777	$6	$—	$428	$29,972

Three months ended September 30, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$166,875	$102,820	$44,185	$17,453	$6,037	$6,205	$—	$343,575
Productions costs applicable to sales	(64,112)	(30,085)	(24,347)	(11,356)	(8,143)	(3,210)	—	(141,253)
Depreciation and depletion	(41,182)	(6,067)	(9,567)	(573)	(237)	(914)	(112)	(58,652)
Gross profit (loss)	61,581	66,668	10,271	5,524	(2,343)	2,081	(112)	143,670
Exploration expense	2,200	61	308	242	1,477	—	484	4,772
Other operating expenses	225	111	88	3,158	150	(1)	7,776	11,507
OPERATING INCOME (LOSS)	59,156	66,496	9,875	2,124	(3,970)	2,082	(8,372)	127,391
Interest and other income, net	(6,278)	(227)	1	7	(99)	—	(14)	(6,610)
Interest expense, net	(5,270)	(9)	(1,115)	(14)	(35)	—	(1,537)	(7,980)
Loss on debt extinguishment	—	—	—	—	—	—	(784)	(784)
Fair value adjustments, net	(26,464)	—	(22,244)	—	—	—	(4,643)	(53,351)
Income tax expense	(2,459)	(25,063)	(1)	—	(173)	107	(17)	(27,606)
Net income (loss)	$18,685	$41,197	$(13,484)	$2,117	$(4,277)	$2,189	$(15,367)	$31,060
Segment assets (A)	$2,050,108	$265,488	$515,335	$55,734	$19,537	$37,546	$17,693	$2,961,441
Capital expenditures (B)	$9,528	$4,418	$9,230	$13,559	$1,130	$—	$234	$38,099

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Nine months ended September 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$362,729	$140,951	$67,950	$89,156	$12,700	$16,077	$—	$689,563
Productions costs applicable to sales	(157,070)	(56,317)	(60,078)	(51,331)	(17,276)	(7,272)	—	(349,344)
Depreciation and depletion	(114,525)	(12,452)	(27,836)	(5,763)	(1,332)	(4,134)	(418)	(166,460)
Gross profit (loss)	91,134	72,182	(19,964)	32,062	(5,908)	4,671	(418)	173,759
Exploration expense	5,232	51	1,971	3,003	7,391	—	2,181	19,829
Loss on impairment	—	—	—	—	6,106	—	—	6,106
Other operating expenses	—	80	75	3,142	411	—	24,366	28,074
OPERATING INCOME (LOSS)	85,902	72,051	(22,010)	25,917	(19,816)	4,671	(26,965)	119,750
Interest and other income, net	4,774	9,079	1	347	(912)	—	1,161	14,450
Interest expense, net	(14,883)	(47)	(3,627)	(21)	(3)	—	(2,997)	(21,578)
Fair value adjustments, net	(45,771)	—	(2,647)	—	—	—	3,696	(44,722)
Income tax expense	(10,015)	(41,684)	—	—	993	(202)	(5,865)	(56,773)
Net income (loss)	$20,007	$39,399	$(28,283)	$26,243	$(19,738)	$4,469	$(30,970)	$11,127
Segment assets (A)	$1,926,695	$299,041	$520,619	$104,066	$11,339	$32,619	$18,613	$2,912,992
Capital expenditures (B)	$29,665	$22,413	$29,235	$10,362	$1,194	$—	$988	$93,857

Nine months ended September 30, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$378,767	$204,739	$118,307	$46,149	$10,492	$15,835	$—	$774,289
Productions costs applicable to sales	(139,251)	(58,329)	(70,111)	(24,054)	(11,502)	(7,582)	—	(310,829)
Depreciation and depletion	(116,610)	(16,392)	(28,822)	(1,671)	(82)	(2,398)	(359)	(166,334)
Gross profit (loss)	122,906	130,018	19,374	20,424	(1,092)	5,855	(359)	297,126
Exploration expense	4,112	96	674	604	4,300	—	1,825	11,611
Other operating expenses	225	219	224	17,719	150	(1)	21,707	40,243
OPERATING INCOME (LOSS)	118,569	129,703	18,476	2,101	(5,542)	5,856	(23,891)	245,272
Interest and other income, net	(4,450)	560	4	58	(588)	—	2,470	(1,946)
Interest expense, net	(17,085)	(45)	(3,722)	(14)	(448)	—	(5,239)	(26,553)
Loss on debt extinguishment	—	—	—	—	—	—	(1,640)	(1,640)
Fair value adjustments, net	(46,505)	—	(20,568)	—	—	—	(3,978)	(71,051)
Income tax expense	(12,521)	(47,209)	(21)	—	(542)	104	(1,758)	(61,947)
Net income (loss)	$38,008	$83,009	$(5,831)	$2,145	$(7,120)	$5,960	$(34,036)	$82,135
Segment assets (A)	$2,050,108	$265,488	$515,335	$55,734	$19,537	$37,546	$17,693	$2,961,441
Capital expenditures (B)	$24,887	$11,230	$21,964	$19,428	$1,954	$—	$317	$79,780

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	September 30, 2012	December 31, 2011
Assets
Total assets for reportable segments	$2,912,992	$2,963,130
Cash and cash equivalents	142,915	175,012
Short term investments	657	20,254
Other assets	123,876	106,045
Total consolidated assets	$3,180,440	$3,264,441
Geographic Information

	September 30, 2012	December 31, 2011
Long Lived Assets:
United States	$522,595	$515,096
Australia	29,865	33,999
Chile	65	65
Argentina	1,772	5,213
Bolivia	241,890	230,956
Mexico	1,818,283	1,903,374
Total	$2,614,470	$2,688,703

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$72,694	$61,638	$157,106	$164,456
Mexico	102,642	166,875	362,729	378,767
Bolivia	46,192	102,820	140,951	204,739
Australia	4,132	6,205	16,077	15,835
Argentina	4,933	6,037	12,700	10,492
Total	$230,593	$343,575	$689,563	$774,289
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
The Van Stone Mine in Stevens County, Washington consists of several parcels and was mined from 1926 until 1993. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan Mining Corporation has received any further notices from the Washington

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan Mining Corporation, seeking contribution for the $3.5 million settlement. Callahan Mining Corporation does not believe it has any liability to Asarco. On August 10, 2012, Callahan filed a motion with the Court for dismissal as a party to the lawsuit. A hearing on the motion is set for November 8, 2012.
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
Unpatented Mining Claims Dispute at Rochester in Nevada
On December 5, 2011, Coeur Rochester filed a lawsuit in the Sixth Judicial District Court of Nevada against Rye Patch Gold Corp and Rye Patch Gold US, Inc. seeking a declaratory judgment as to Coeur Rochester's ownership of 447 unpatented mining claims covering approximately 8,600 acres of federal lands in and surrounding the Coeur Rochester mine operation.  On December 5, 2011, Rye Patch Gold US, Inc. filed a similar action asserting its interest in the claims in the Second Judicial District Court of Nevada.  The Rye Patch action was subsequently moved to the Sixth Judicial Court and consolidated with Coeur Rochester's pending action.  The dispute stems from competing asserted interests in the mining claims between Coeur Rochester and Rye Patch following Coeur Rochester's inadvertent failure to pay annual mining claim maintenance fees.   On December 5, 2011, the court issued a temporary restraining order prohibiting Rye Patch from entering the property.  On December 20, 2011, following a hearing, the District Court judge issued a preliminary injunction, enjoining Rye Patch from entering certain active mine areas at the Coeur Rochester mine operation.  On March 6, 2012 Rye Patch filed a Motion for Preliminary Injunction to which Coeur Rochester responded in opposition on March 21, 2012. It is Coeur Rochester's position that there is no new material for review by the Court since the original preliminary injunction was granted in favor of Coeur Rochester. However, if granted in favor of Rye Patch, a preliminary injunction could halt Coeur Rochester's mining operations on the disputed claims. On May 7, 2012, the Court appointed a Special Master to address certain pre-trial matters. A hearing on the Motion was held before the Special Master appointed by the Court on June 27-28, 2012. On August 6, 2012, the Special Master issued a recommendation that the Court deny Rye Patch's motion on the grounds that Rye Patch did not demonstrate a likelihood of success on the merits of the case and did not show that it would suffer irreparable harm if a preliminary injunction were not granted. On August 9-10, 2012, the Court entered orders adopting a number of recommendations made by the Special Master regarding several pending motions, including an order denying Rye Patch's motion to revoke the appointment of the Special Master. On October 12, 2012, the Court continued the original November 2012 trial date, which has since been re-scheduled for September 2013.
On August 27, 2012, Coeur Rochester filed a Motion for Partial Summary Judgment with the Court, requesting the Court enter an Order declaring that Rye Patch's LH Claims located within Coeur Rochester's current Bureau of Land Management (BLM) approved plan of operations boundary are invalid because claims located by trespass cannot be valid. On August 29, 2012, Rye Patch filed a competing Motion for Partial Summary Judgment requesting the Court enter an Order declaring Coeur Rochester's old unpatented mining claims as forfeited for failure to pay the annual maintenance fees to the BLM and that Rye Patch had a federal statutory right to locate the LH claims. Coeur Rochester and Rye Patch each has responded in opposition to the other party's motions and filed subsequent replies to the opposition.
On September 7, 2012, Rye Patch filed a petition with the Nevada Supreme Court requesting a special writ be issued to the District Court to prevent its enforcement of its appointment of the Special Master. On October 5, 2012, the Supreme Court entered

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

an order granting Rye Patch's request for a temporary stay of the appointment of the Special Master. Coeur Rochester filed an answer to Rye Patch's appeal with respect to the appointment of the Special Master on November 5, 2012. The Supreme Court will determine whether to hold a hearing or decide the appeal based only on the written filings.
The Company believes it holds a superior property interest to Rye Patch based on flaws in the Rye Patch claims, and the Company's valid possessory rights in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending.  The Company cannot predict how the court will rule on the ownership interest in the claims and if all or some of the claims at issue will be retained by the Company.  The Company believes there would be no impact to the current silver and gold reserves at Coeur Rochester assuming an adverse outcome.  However, the Company does believe an adverse outcome would cause it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome.
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
There were no subsequent events to be disclosed as of November 5, 2012.

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
This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, results of operations, ore reserves and resources, expected capital costs and other expected operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources, capital costs and permit and regulatory approvals could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and the risks and uncertainties discussed in this MD&A; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays and disputed mining claims; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Introduction to the Company
The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, Rochester mine and Martha mine, each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first nine months of 2012. The Martha mine ceased active operations in September of 2012.
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

dollar costs.
Overview of Performance
Production
In the third quarter of 2012, the Company’s total silver production decreased 10.2% to 4.4 million ounces as compared to 4.9 million ounces in the comparable period in 2011. The decrease is primarily due to lower production from Palmarejo and San Bartolomé compared to the same time period in 2011. The reduced production at Palmarejo was primarily the result of slower advances in the underground operations due to unfavorable ground conditions encountered in September and a transition in open pit production. The reduction at San Bartolomé was due to unplanned temporary mill interruptions in the month of August due to power interruptions. The Company’s total gold production in the third quarter of 2012 increased by 1,716 ounces, or 3.0%, to 58,768 ounces, as compared to 57,052 ounces in the comparable period in 2011. The increase was primarily driven by increased gold production at the Rochester mine.
Sales of Metal
Sales of metal decreased $113.0 million, or 32.9%, to $230.6 million in the third quarter of 2012, compared to $343.6 million in the third quarter of 2011, primarily due to the production decreases at the Palmarejo and San Bartolomé mines. The Company’s average realized silver and gold prices during the third quarter of 2012 were $30.09 per ounce and $1,654 per ounce, respectively, representing a decrease of 21.4% and a decrease of 1.6%, respectively, over last year’s third quarter. Sales of silver contributed 58.8% of the Company’s total metal sales during the third quarter of 2012, compared to 68.0% during the third quarter of 2011.
Earnings
The Company reported a net loss of $15.8 million, or $0.18 per share, compared to net income of $31.1 million, or $0.35 per share, for the three months ended September 30, 2012 and 2011, respectively. The earnings reflect non-cash fair value adjustments that decreased net income by $37.6 million and $53.4 million in the three months ended September 30, 2012 and 2011, respectively. These fair value adjustments are driven primarily by changing gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Production costs decreased by $16.3 million or 11.5% for the three months ended September 30, 2012 compared to the same time period in 2011. The decrease was due primarily to a lower volume of ounces sold when compared to the same time period during 2011.
Depreciation, depletion, and amortization decreased by $5.8 million or 9.9% for the three months ended September 30, 2012 compared to the same time period in 2011 as a result of decreased depletion at Palmarejo due to a decrease in volume. This was offset by increased depreciation at Palmarejo, Kensington, and Rochester from new projects that have been completed this year.
Administrative and general expenses increased by $2.0 million or 24.6% during the three months ended September 30, 2012 compared to the same time period in 2011. The increase was primarily due to increased legal and finance related expense and salaries and relocation costs for new employees.
Exploration expense increased by $2.2 million or 45.8% for the three months ended September 30, 2012 compared to the same time period in 2011 as a result of increased exploration activity at the Palmarejo, Kensington and Rochester mines, and at the Joaquin project.
Pre-development, care, maintenance and other expenses decreased by $3.0 million or 91.5% during the three months ended September 30, 2012 compared to the same time period in 2011, due to lower expenses at the Rochester mine as a result of the new leach pad being placed into service during the fourth quarter of 2011.
Interest expense decreased $0.6 million or 7.9% during the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to a decrease in total debt outstanding.
Other Highlights
In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•
The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended September 30, 2012 was $29.88 and $1,652 per ounce, respectively, compared to $38.96 and $1,702 per ounce, respectively, for the three months ended September 30, 2011. The closing market price of silver and gold on November 5, 2012 was $31.02 per ounce and $1,684 per ounce, respectively.

•
Net cash provided by operating activities for the third quarter of 2012 was $79.7 million, compared to $181.9 million during the third quarter of 2011. The reduction was primarily the result of lower sales during the quarter.

•	The Company spent $30.0 million on capital expenditures in the third quarter of 2012, which is $8.1 million lower than the same time period last year. Capital expenditures in the third quarter were primarily related to capitalized exploration drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo; and tailings expansion, underground development and expanded dormitories at Kensington.

•	The Company’s ratio of current assets to current liabilities was 1.67 to 1 at September 30, 2012, compared to 1.84 to 1 at December 31, 2011.

•	The Company repurchased 475,500 shares of its common stock for $10.0 million during the quarter.

•	The Company finalized a $100 million, four-year revolving credit facility and terminated and repaid the remaining outstanding balance of the Kensington Term Facility.
Operating Highlights and Statistics
Palmarejo Mine:
Production during the third quarter of 2012 was 1.8 million ounces of silver, which represented a 18.6% decrease compared to the third quarter of 2011. Gold production was 23,702 ounces, which represented a 20.5% decrease from the third quarter of 2011. The reduced production was primarily the result of slower advances in the underground operations due to unfavorable ground conditions encountered in September and a transition in open pit production.
Cash operating costs and total cash costs per silver ounce during the third quarter increased to $3.75 compared to $(1.16) for the third quarter of 2011. Higher cash operating costs per ounce were due to decreased production, increased mining costs for additional ground support, increased maintenance costs and increased waste haulage costs in the open pit. Production costs applicable to sales for the three months ended September 30, 2012 decreased by 24.1% compared to the same time period in 2011 due primarily to a lower volume of ounces sold when compared to the same time period during 2011.
San Bartolomé Mine:
Silver production for the third quarter of 2012 decreased 25.6% to 1.5 million ounces of silver compared to 2.1 million ounces of silver in the third quarter of 2011 due in part to a temporary electric power problem and lubrication system repairs, which led to unplanned mill interruptions.
Production costs applicable to sales decreased by 33.7% during the third quarter of 2012 as compared to the third quarter of 2011 due primarily to a lower volume of ounces sold when compared to the same time period during 2011.
Total cash operating costs per ounce during the third quarter of 2012 were $12.13 and total cash costs per ounce, including royalties and taxes, were $13.36 compared to $9.32 and $10.89, respectively, in the third quarter of 2011.
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
Kensington Mine:
Production at Kensington during the third quarter of 2012 was 24,391 ounces of gold, as compared to 25,687 ounces of gold for the same time period of 2011. Total cash operating costs per ounce in the third quarter of 2012 were $1,298 as compared to $973 for the same time period during 2011. Higher than expected costs in the third quarter were due to increased definition drilling and maintenance costs for unplanned generator rebuilds.

Continuous improvements at the mill resulted in a 95.9% recovery rate compared to 94.2% in the second quarter 2012.
Rochester Mine:
Production was 0.8 million ounces of silver and 10,599 ounces of gold during the third quarter of 2012 compared to 0.4 million ounces of silver and 1,435 ounces of gold in the third quarter of 2011. Production costs applicable to sales increased to $21.0 million during the third quarter of 2012, as compared to $11.4 million during the same time period in 2011 due to the increase in production. Total cash operating costs per ounce in the third quarter of 2012 were $9.58 and total cash costs per ounce, including production taxes and royalties, were $11.34 in the third quarter of 2012 as compared to total cash operating costs per silver ounce of $36.71 and total cash costs per silver ounce of $39.80 in the third quarter of 2011.
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
Martha Mine:
Silver production at the Martha mine was 0.1 million ounces in the third quarter of 2012 compared to 0.1 million ounces in the third quarter of 2011. Total cash operating costs per ounce in the third quarter of 2012 were $48.12 and total cash costs per ounce, including royalties and taxes, were $49.20, as compared to $39.31 and $41.29, respectively, during the third quarter of 2011. Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $4.8 million in the second quarter of 2012. The Martha mine ceased active mining operations in September 2012 and the Company recorded an additional impairment charge of $1.3 million.
Endeavor Mine:
Silver production at the Endeavor mine in the third quarter of 2012 was 0.1 million ounces compared to 0.1 million ounces in the third quarter of 2011. Production costs applicable to sales were $2.0 million for the quarter compared to $3.2 million in the third quarter of 2011. Total cash costs per ounce of silver produced were $15.97 in the third quarter of 2012 compared to $22.26 in the third quarter of 2011. The decrease in total cash costs per ounce was primarily due to the price participation component terms of the silver purchase agreement with CBH Resources Ltd. Under the terms of the price participation component, CDE Australia Pty. Ltd, a subsidiary of the Company, pays an additional operating cost contribution of 50% of the amount by which the silver price exceeds $7.00 per ounce.
As of September 30, 2012, CDE Australia Pty Ltd had recovered approximately 96.0% of the transaction consideration consisting of 4.1 million payable ounces, or 20.5% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty. Ltd is entitled under the terms of the silver sale and purchase agreement.
Minority Investments in Silver and Gold Development Companies
Between January 1, 2011 and September 30, 2012, the Company made strategic minority investments in eight silver and gold development companies in North and South America as part of its business growth strategy. Coeur made such investments in Apogee Silver Ltd; Caracara Silver Peru, Inc.; Huldra Silver, Inc.; Silver Bull Resources, Inc.; Soltoro Ltd.; Pershing Gold Corporation; International Northair Mines Ltd; and Commonwealth Silver and Gold Mining, Inc. As of September 30, 2012, the Company's investments in these companies had an estimated fair value of $31.2 million.

Operating Statistics from Continuing Operations
The following table presents information by mine and consolidated sales information for the three and nine month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Silver Operations:
Palmarejo
Tons milled	532,775	403,978	1,551,242	1,217,437
Ore grade/Ag oz	3.82	7.34	5.21	6.88
Ore grade/Au oz	0.04	0.08	0.06	0.08
Recovery/Ag oz(1)	90.0%	75.9%	82.7%	75.8%
Recovery/Au oz(1)	102.5%	93.6%	95.1%	92.2%
Silver production ounces	1,833,109	2,250,818	6,681,407	6,351,120
Gold production ounces	23,702	29,815	86,040	90,963
Cash operating cost/oz	$3.75	$(1.16)	$(0.12)	$(0.47)
Cash cost/oz	$3.75	$(1.16)	$(0.12)	$(0.47)
Total production cost/oz	$22.53	$17.33	$17.14	$18.07
San Bartolomé
Tons milled	344,349	428,978	1,113,458	1,195,286
Ore grade/Ag oz	4.91	5.40	4.58	5.21
Recovery/Ag oz(1)	90.3%	88.6%	90.0%	88.3%
Silver production ounces	1,525,725	2,051,426	4,587,359	5,503,951
Cash operating cost/oz	$12.13	$9.32	$11.12	$9.07
Cash cost/oz	$13.36	$10.89	$12.29	$10.58
Total production cost/oz	$16.56	$13.90	$15.14	$13.61
Martha
Tons milled	27,281	24,086	100,548	64,025
Ore grade/Ag oz	4.17	5.33	4.01	7.24
Ore grade/Au oz	0.003	0.01	0.004	0.01
Recovery/Ag oz(1)	81.5%	92.3%	80.3%	86.2%
Recovery/Au oz(1)	82.6%	72.9%	72.2%	74.0%
Silver production ounces	92,698	118,523	323,286	399,630
Gold production ounces	76	115	257	471
Cash operating cost/oz	$48.12	$39.31	$49.82	$32.48
Cash cost/oz	$49.20	$41.29	$50.76	$33.95
Total production cost/oz	$58.52	$45.73	$57.25	$35.31
Rochester (A)
Tons milled	2,361,951	607,031	6,640,365	607,031
Ore grade/Ag oz	0.52	0.34	0.56	0.34
Ore grade/Au oz	0.004	0.007	0.005	0.007
Recovery/Ag oz(2)	67.0%	168.3%	52.6%	487.5%
Recovery/Au oz(2)	102.4%	35.8%	84.1%	106.8%
Silver production ounces	819,349	351,717	1,973,392	1,018,844
Gold production ounces	10,599	1,435	26,012	4,283
Cash operating cost/oz	$9.58	$36.71	$12.75	$17.46
Cash cost/oz	$11.34	$39.80	$14.38	$19.87
Total production cost/oz	$13.96	$41.72	$17.50	$21.75

1.	Recoveries are affected by timing inherent in the leaching process.

2.	Recoveries at Rochester are affected by residual leaching on Stage IV and timing differences inherent in the heap leaching process.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Endeavor
Tons milled	205,096	182,226	601,999	556,901
Ore grade/Ag oz	1.22	1.43	2.61	1.97
Recovery/Ag oz(1)	56.0%	53.0%	40.0%	45.8%
Silver production ounces	140,267	137,843	628,393	501,638
Cash operating cost/oz	$15.97	$22.26	$16.82	$19.79
Cash cost/oz	$15.97	$22.26	$16.82	$19.79
Total production cost/oz	$22.37	$28.88	$23.40	$24.57
Gold Operation:
Kensington(B)
Tons milled	123,428	116,255	265,158	343,640
Ore grade/Au oz	0.21	0.24	0.21	0.24
Recovery/Au oz(1)	95.9%	91.7%	94.9%	92.3%
Gold production ounces	24,391	25,687	53,407	75,121
Cash operating cost/oz	$1,298	$973	$1,515	$961
Cash cost/oz	$1,298	$973	$1,515	$961
Total production cost/oz	$1,770	$1,346	$2,037	$1,345
CONSOLIDATED PRODUCTION TOTALS (B)
Total silver ounces	4,411,148	4,910,326	14,193,197	13,775,183
Total gold ounces	58,768	57,052	165,716	170,838
Silver Operations:(C)
Cash operating cost per oz - silver	$9.05	$7.57	$7.19	$6.36
Cash cost per oz - silver	$9.83	$8.49	$7.82	$7.18
Total production cost oz - silver	$19.62	$18.65	$17.74	$17.30
Gold Operation:(D)
Cash operating cost per oz - gold	$1,298	$973	$1,515	$961
Cash cost per oz - gold	$1,298	$973	$1,515	$961
Total production cost per oz - gold	$1,770	$1,346	$2,037	$1,345
CONSOLIDATED SALES TOTALS (E)
Silver ounces sold	4,520,500	6,200,397	14,412,503	13,922,833
Gold ounces sold	59,156	67,391	157,621	183,243
Realized price per silver ounce	$30.09	$38.28	$30.52	$36.69
Realized price per gold ounce	$1,654	$1,681	$1,649	$1,523

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

“Cash Operating Costs per Ounce” and “Cash Costs per Ounce” are calculated by dividing the operating cash costs and cash costs computed for each of the Company’s mining properties for a specified period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash operating costs per ounce and cash costs per ounce as key indicators of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis.
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
Total cash operating costs and cash costs per ounce are non-U.S. GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all U.S. GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs” set forth below. We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs, cash costs and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs, cash costs and operating cash flow are important measures in assessing the Company's overall financial performance.

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended September 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$6,878	$18,504	$31,660	$7,853	$4,461	$2,241	$71,597
Royalties	—	1,879	—	1,441	100	—	3,420
Production taxes	—	—	—	—	—	—	—
Total cash costs (Non-U.S. GAAP)	$6,878	$20,383	$31,660	$9,294	$4,561	$2,241	$75,017
Add/Subtract:
Third party smelting costs	—	—	(3,141)	—	(541)	(605)	(4,287)
By-product credit	39,034	—	—	17,506	124	—	56,664
Other adjustments	424	720	2	85	798	—	2,029
Change in inventory	2,337	(1,166)	(1,639)	(5,871)	1,539	345	(4,455)
Depreciation, depletion and amortization	33,997	4,161	11,512	2,061	66	898	52,695
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$82,670	$24,098	$38,394	$23,075	$6,547	$2,879	$177,663
Production of silver (ounces)	1,833,109	1,525,725	—	819,349	92,698	140,267	4,411,148
Cash operating cost per silver ounce	$3.75	$12.13	$—	$9.58	$48.12	$15.97	$9.05
Cash costs per silver ounce	$3.75	$13.36	$—	$11.34	$49.20	$15.97	$9.83
Production of gold (ounces)	—	—	24,391	—	—	—	24,391
Cash operating cost per gold ounce	$—	$—	$1,298	$—	$—	$—	$1,298
Cash cost per gold ounce	$—	$—	$1,298	$—	$—	$—	$1,298

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Nine months ended September 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(774)	$51,006	$80,911	$25,164	$16,110	$10,571	$182,988
Royalties	—	5,372	—	1,959	305	—	7,636
Production taxes	—	—	—	1,255	—	—	1,255
Total cash costs (Non-U.S. GAAP)	$(774)	$56,378	$80,911	$28,378	$16,415	$10,571	$191,879
Add/Subtract:
Third party smelting costs	—	—	(7,044)	—	(3,959)	(2,843)	(13,846)
By-product credit	141,923	—	—	42,758	422	—	185,103
Other adjustments	792	642	17	401	882	—	2,734
Change in inventory	15,129	(703)	(13,805)	(20,206)	3,516	(457)	(16,526)
Depreciation, depletion and amortization	114,499	12,450	27,836	5,763	1,216	4,134	165,898
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$271,569	$68,767	$87,915	$57,094	$18,492	$11,405	$515,242
Production of silver (ounces)	6,681,407	4,587,359	—	1,973,392	323,286	628,393	14,193,197
Cash operating cost per silver ounce	$(0.12)	$11.12	$—	$12.75	$49.82	$16.82	$7.19
Cash costs per silver ounce	$(0.12)	$12.29	$—	$14.38	$50.76	$16.82	$7.82
Production of gold (ounces)	—	—	53,407	—	—	—	53,407
Cash operating cost per gold ounce	$—	$—	$1,515	$—	$—	$—	$1,515
Cash cost per gold ounce	$—	$—	$1,515	$—	$—	$—	$1,515

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended September 30, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(2,607)	$19,120	$25,000	$12,912	$4,660	$3,068	$62,153
Royalties	—	3,217	—	827	234	—	4,278
Production taxes	—	—	—	260	—	—	260
Total cash costs (Non-U.S. GAAP)	$(2,607)	$22,337	$25,000	$13,999	$4,894	$3,068	$66,691
Add/Subtract:
Third party smelting costs	—	—	(3,096)	—	(566)	(808)	(4,470)
By-product credit	51,185	—	—	2,433	198	—	53,816
Other adjustments	435	111	—	117	290	—	953
Change in inventory	15,099	7,637	2,443	(5,193)	3,328	949	24,263
Depreciation, depletion and amortization	41,174	6,062	9,568	556	237	914	58,511
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$105,286	$36,147	$33,915	$11,912	$8,381	$4,123	$199,764
Production of silver (ounces)	2,250,818	2,051,426	—	351,717	118,523	137,843	4,910,327
Cash operating cost per silver ounce	$(1.16)	$9.32	$—	$36.71	$39.31	$22.26	$7.57
Cash costs per silver ounce	$(1.16)	$10.89	$—	$39.80	$41.29	$22.26	$8.49
Production of gold (ounces)	—	—	25,687	—	—	—	25,687
Cash operating cost per gold ounce	$—	$—	$973	$—	$—	$—	$973
Cash cost per gold ounce	$—	$—	$973	$—	$—	$—	$973

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Nine months ended September 30, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(3,014)	$49,946	$72,199	$17,787	$12,981	$9,926	$159,825
Royalties	—	8,281	—	1,734	587	—	10,602
Production taxes	—	—	—	728	—	—	728
Total cash costs (Non-U.S. GAAP)	$(3,014)	$58,227	$72,199	$20,249	$13,568	$9,926	$171,155
Add/Subtract:
Third party smelting costs	—	—	(9,122)	—	(2,366)	(2,390)	(13,878)
By-product credit	139,842	—	—	6,554	706	—	147,102
Other adjustments	1,208	298	19	256	462	—	2,243
Change in inventory	1,216	(196)	7,015	(3,005)	(869)	45	4,206
Depreciation, depletion and amortization	116,584	16,387	28,823	1,655	81	2,398	165,928
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$255,836	$74,716	$98,934	$25,709	$11,582	$9,979	$476,756
Production of silver (ounces)	6,351,120	5,503,951	—	1,018,844	399,630	501,638	13,775,183
Cash operating cost per silver ounce	$(0.47)	$9.07	$—	$17.46	$32.48	$19.79	$6.36
Cash costs per silver ounce	$(0.47)	$10.58	$—	$19.87	$33.95	$18.85	$7.18
Production of gold (ounces)	—	—	75,121	—	—	—	75,121
Cash operating cost per gold ounce	$—	$—	$961	$—	$—	$—	$961
Cash cost per gold ounce	$—	$—	$961	$—	$—	$—	$961
Exploration Activity
During the third quarter, the Company invested $7.0 million in expensed exploration and $1.6 million in capitalized exploration, completing 147,023 feet (44,813 meters) of drilling and trenching in its global exploration program.
Palmarejo
The Company invested a total of $3.7 million in exploration at Palmarejo and completed 75,814 feet (23,108 meters) of core drilling in the third quarter. Results were obtained from underground drilling at Rosario and the Inter-Clavos Zone (a new target between the Rosario and 76 zones). Results range from narrow, high-grade intervals such as 0.5 meter true width grading 2,600 grams per tonne silver and 30.5 grams per tonne gold, to much wider intervals such as 15.5 meters true width grading 74.6 grams per tonne silver and 1.2 grams per tonne gold.  Favorable in-fill drilling results were received from Guadalupe Norte, notably 15.0 meters true width of 304 grams per tonne silver and 2.76 grams per tonne gold.  Drilling also commenced at La Union, a new target located southeast of the Chapotillo surface mine where wide zones of altered rock and veining occur near surface in association with the projection of the main ore-bearing structure in Chapotillo.
Kensington
Drilling at Kensington focused on new targets around the main mine.  Results were obtained from Kensington South and Elmira.  Hole KX12-003 at Kensington South cut 10 feet of mineralization grading 1.72 ounces per ton. This drill intercept is situated about 750 feet south of the current Kensington mine and over 500 feet deeper on the south-striking mine trend.
Joaquin, Martha and other Argentina Sites
At Joaquin, in Santa Cruz, Argentina data from an additional 44 in-fill core holes (31 from La Negra and 13 from La Morocha) were received in the quarter and will be used to prepare a third update of mineralization for both deposits). Results were returned from drilling in the prior quarter at Lejano, in northern Santa Cruz, Argentina. This data, consisting of new core holes to twin old holes as well as new sampling of archived core samples, will be used to prepare the Company's first model of silver mineralization of Lejano later this year. In general the new twin-hole results compare well with the old data. Re-sampling of old core from the Cisne area in the Lejano district returned positive results, suggesting that silver mineralization in that area may be more extensive than originally estimated. Further work is planned.

Rochester
A total of 33,056 feet (10,075 meters) of drilling in 132 reverse circulation holes and 11 sonic twin holes were completed in the third quarter at various historic stockpiles. Favorable silver and gold grade intercepts in drill assays, including assays at higher than the current average reserve grade, allowed mining and placement of 350,000 tons of stockpile material on the Rochester leach pads in September 2012.
San Bartolomé
Trenching recommenced late in the quarter on a new target, Pucka Loma, which is about 150 feet (500 meters) west of the Company's existing reserves and covers an area approximately 100 feet, east-west (350 meters) by 275 feet (900 meters) north-south. Assay results from these trench samples yielded silver values averaging 113 grams per tonne (3.3 ounces per ton) over an average of 13.1 feet (4 meters) deep. Thirty-seven shallow trenches were excavated and sampled. Sampling will continue during the fourth quarter 2012.
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
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for additional critical accounting policies and estimates.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Sales of metal from continuing operations in the third quarter of 2012 decreased by 32.9% to $230.6 million from $343.6 million in the third quarter of 2011. The decrease in sales of metal was due to a decrease in silver and gold ounces sold and a decrease in the realized price per ounce of silver and gold. In the third quarter of 2012, the Company sold 4.5 million ounces of silver and 59,156 ounces of gold compared to 6.2 million ounces of silver and 67,391 ounces of gold for the same period in 2011. Realized silver and gold prices in the third quarter of 2012 decreased 21.4% and 1.6%, respectively, over the third quarter 2011. Realized silver and gold prices were $30.09 and $1,654 per ounce, respectively, in the third quarter of 2012, compared to $38.28 and $1,681 per ounce, respectively, in the comparable quarter of 2011.
Included in sales of metals are the by-product sales derived from the sale of gold by the Company's silver mines. Total gold sales for the three months ended September 30, 2012 and 2011 were $95.0 million and $109.9 million, respectively. Of those totals, by-product metal sales in the same periods were $58.5 million and to $65.7 million, respectively. The decreases in by-product sales were primarily due to the decrease in gold ounces sold.
In the third quarter of 2012, the Company produced a total of 4.4 million ounces of silver and 58,768 ounces of gold, compared to 4.9 million ounces of silver and 57,052 ounces of gold in the third quarter of 2011. The decrease is primarily due to lower production from Palmarejo and San Bartolomé compared to the same time period in 2011. The reduced production at Palmarejo was primarily the result of slower advances in the underground operations due to unfavorable ground conditions encountered in September and a transition in open pit production. The reduction at San Bartolomé was due to unplanned temporary mill interruptions in the month of August due to power interruptions.
While quarterly sales of metal declined 32.9%, production costs applicable to sales of metal decreased from $141.3 million in the third quarter of 2011 to $125.0 million in the third quarter of 2012 as a result of the decrease in ounces sold.
Depreciation, depletion, and amortization decreased by $5.8 million, from $58.7 million to $52.8 million, compared to the third quarter of 2011, as a result of decreased depletion at Palmarejo due to a decrease in volume. This was offset by increased depreciation at Palmarejo, Kensington, and Rochester from new projects that have been completed and placed in service this year.
Costs and Expenses
Administrative and general expenses increased by $2.0 million or 24.6% during the three months ended September 30, 2012 compared to the same time period in 2011. The increase was primarily due to increased legal and finance related expenses and salaries and relocation costs for new employees.

Exploration expenses increased to $7.0 million in the third quarter of 2012 compared to $4.8 million in the same period of 2011 primarily due to increased exploration activity at the Palmarejo, Kensington and Rochester mines, and at the Joaquin project.
Other Income and Expenses
Non-cash fair value adjustments, net in the three months ended September 30, 2012 were a loss of $37.6 million compared to a loss of $53.4 million in the third quarter of 2011. These fair value adjustments are driven primarily by changing gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Interest income and other increased by $19.3 million to $12.7 million in the third quarter of 2012 compared with a net expense of $6.6 million in the third quarter of 2011. The majority of the increase is the result of foreign currency gains and a $2.5 million business interruption insurance settlement at San Bartolomé.
Interest expense, net of capitalized interest, decreased to $7.4 million in the third quarter of 2012 from $8.0 million in the third quarter of 2011. The decrease in interest expense was primarily due to a decrease in total debt and capital leases outstanding.
Income Taxes
For the three months ended September 30, 2012, the Company reported an income tax provision of approximately $17.5 million compared to an income tax provision of $27.6 million for the same time period in 2011. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011
United States	$(465)	$1,300
Argentina	1,232	(23)
Australia	(545)	(858)
Mexico	5,409	(2,963)
Bolivia	(23,106)	(25,062)
Income tax provision	$(17,475)	$(27,606)
During the three months ended September 30, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to inflation adjustments on non-monetary assets, and the Company being subject to the Mexico IETU tax; which is a form of alternative minimum tax. Further, the Company accrued foreign withholding taxes of approximately $1.6 million on intercompany transactions between the U.S. parent and its subsidiary in Mexico and anticipated future withholding on dividends from Bolivia. Also, as a result of an audit of the 2009 Bolivian tax return, the Company has recognized an additional $11.7 million of expense, including interest and penalties, for uncertain tax positions for the years 2009, 2010, 2011 and an additional $2.1 million of expense for 2012. In addition, the Company recognized a net $6.8 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
During the three months ended September 30, 2011, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.2 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia. In addition, the Company recognized a net $3.1 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Sales of metal from continuing operations in the nine months ended September 30, 2012 decreased by 10.9% to $689.6 million from $774.3 million in the nine months ended September 30, 2011. The decrease in sales of metal was due to a decrease in gold ounces sold and a decrease in the realized price per ounce of silver. In the nine months ended September 30, 2012, the Company sold 14.4 million ounces of silver and 157,621 ounces of gold compared to 13.9 million ounces of silver and 183,243 ounces of gold for the same period in 2011. Realized silver and gold prices in the nine months ended September 30, 2012 decreased by 16.8% and increased by 8.3%, respectively, over the same time period in 2011. Realized silver and gold prices were $30.52 and $1,649 per ounce, respectively, in the nine months ended September 30, 2012, compared to $36.69 and $1,523 per ounce, respectively, in the comparable time period of 2011.

Included in sales of metals are the by-product sales derived from the sale of gold by the Company's silver mines. Total gold sales for the nine months ended September 30, 2012 and 2011 were $254.0 million and $269.3 million, respectively. Of those totals, by-product metal sales were $186.0 million compared to $151.0 million, respectively. The increases in by-product sales were primarily due to the increase in gold prices.
In the nine months ended September 30, 2012, the Company produced a total of 14.2 million ounces of silver and 165,716 ounces of gold, compared to 13.8 million ounces of silver and 170,838 ounces of gold in the same time period of 2011.
While sales of metal declined 10.9%, production costs applicable to sales of metal increased from $310.8 million in the nine months ended September 30, 2011 to $349.3 million in the nine months ended September 30, 2012. The increase was due primarily to a higher volume of silver ounces sold and increased costs of consumables at San Bartolomé in 2012, higher maintenance costs at Palmarejo, and higher costs at Rochester in 2012 due to the resumption of active mining late in 2011.
Depreciation, depletion, and amortization increased by $0.2 million, from $166.3 million to $166.5 million, compared to the nine months ended September 30, 2011.
Costs and Expenses
Administrative and general expenses increased by $4.2 million, from $22.3 million to $26.5 million, as compared to the nine months ended September 30, 2011. The increase was primarily due to share-based compensation adjustment on cash settled awards resulting from alternating fluctuations in share prices and the recognition of debt issuance costs associated with the Company's withdrawn notes offering in the second and third quarters of 2012.
Exploration expenses increased to $19.8 million in the nine months ended September 30, 2012 compared to $11.6 million in the same period of 2011 primarily due to increased exploration activity at the Palmarejo, Rochester, Kensington, and Martha mines.
Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $4.8 million in the second quarter of 2012. The Martha mine ceased active mining operations in September 2012 and the Company recorded an additional impairment charge of $1.3 million in the third quarter of 2012. The segment assets attributable to the Martha mine after the impairment was recorded were $11.3 million as of September 30, 2012.
Other Income and Expenses
Non-cash fair value adjustments, net in the nine months ended September 30, 2012 were a loss of $44.7 million compared to a loss of $71.1 million in the nine months ended September 30, 2011. The majority of the increase in the fair value adjustment, net was due to the impact of changing gold prices on the Palmarejo gold production royalty obligation.
Interest income and other increased by $16.4 million to $14.5 million in the nine months ended September 30, 2012, compared with net expense of $1.9 million in the same time period in 2011. The majority of the increase is the result of foreign currency gains and a $2.5 million business interruption insurance settlement at San Bartolomé.
Interest expense, net of capitalized interest, decreased to $21.6 million in the nine months ended September 30, 2012 from $26.6 million in the the same time period in 2011. The decrease in interest expense was primarily due to a decrease in total outstanding debt and capital lease obligations.
Income Taxes
For the nine months ended September 30, 2012, the Company reported an income tax provision of approximately $56.8 million compared to an income tax provision of $61.9 million for the same time period in 2011.
The following table summarizes the components of the Company’s income tax provision for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
United States	$(3,990)	$342
Argentina	993	60
Australia	(1,751)	(1,976)
Mexico	(10,341)	(13,165)
Bolivia	(41,684)	(47,208)
Income tax provision	$(56,773)	$(61,947)

During the nine months ended September 30, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to inflation adjustments on non-monetary assets and the Company being subject to the Mexico IETU tax; which is a form of alternative minimum tax. Further, the Company accrued foreign withholding taxes of approximately $7.2 million on intercompany transactions between the U.S. parent and its subsidiary in Mexico and anticipated future withholding on dividends from Bolivia. Also, as a result of an audit of the 2009 Bolivian tax return, the Company has recognized an additional $11.7 million of expense, including interest and penalties, for uncertain tax positions for the years 2009, 2010, 2011 and an additional $2.1 million of expense for 2012. In addition, the Company recognized a net $5.0 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).
During the nine months ended September 30, 2011, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices and inflationary adjustments on non-monetary assets. Further, the Company accrued foreign withholding taxes of approximately $0.6 million on inter-company transactions between the U.S. parent and subsidiaries operating in Mexico, Argentina and Australia, and a $2.0 million benefit for anticipated operating losses in the U.S. In addition, the Company recognized a net $13.2 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia, the U.S. and Mexico).
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Working Capital; Cash and Cash Equivalents
As of September 30, 2012, the Company’s cash, cash equivalents and short-term investments totaled $143.6 million compared to $195.3 million as of December 31, 2011.
The Company’s working capital decreased by $41.1 million between December 31, 2011 and September 30, 2012 to $171.7 million, compared to $212.9 million at December 31, 2011. The ratio of current assets to current liabilities was 1.67 to 1 at September 30, 2012 and was 1.84 to 1 at December 31, 2011. The decrease was primarily attributable to the reclassification of the 3.25% Convertible Senior Notes due March 2028 from non-current to current liabilities as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
The Company intends to indefinitely reinvest a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the three and nine months ended September 30, 2012 and the year ended December 31, 2011. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
Cash Provided by Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2012 was $79.7 million, compared with $181.9 million for the same time period in 2011. Net cash provided by operating activities in the nine months ended September 30, 2012 was $209.9 million, compared to $328.8 million for the same time period in 2011.

Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$79,735	$181,911	$209,941	$328,761
Changes in operating assets and liabilities:
Receivables and other current assets	5,648	10,513	(1,717)	23,492
Prepaid expenses and other	2,481	8,697	564	7,362
Inventories	13,762	(23,234)	35,387	12,834
Accounts payable and accrued liabilities	(24,342)	(26,930)	15,313	(15,538)
Operating cash flow (Non GAAP)	$77,284	$150,957	$259,488	$356,911
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended September 30, 2012 was $33.2 million, compared to $45.0 million in the three months ended September 30, 2011. The decrease was primarily the result of decreased investment in capital. Net cash used in investing activities for the nine months ended September 30, 2012 was $83.1 million, compared to $96.2 million in the nine months ended September 30, 2011. The decrease is primarily due to proceeds from the sale of short-term investments offset by increased capital expenditures.
The Company spent $30.0 million on capital expenditures in the third quarter of 2012, compared with $38.1 million during the same time period last year. Capital expenditures in the third quarter were primarily related to capitalized exploration drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo; and tailings expansion, underground development and expanded dormitories at Kensington. The Company spent $93.9 million on capital expenditures in the nine months ended September 30, 2012, compared with $79.8 million in the nine months ended September 30, 2011. The majority of the capital expenditures for the first nine months of 2012 were at Palmarejo, Kensington, and San Bartolomé.
Cash Used in Financing Activities
Net cash used in financing activities during the three months ended September 30, 2012 was $103.0 million compared to $35.8 million for the same time period last year. The increase in cash used in financing activities is primarily the result of paying off the Kensington Term Facility. Net cash used in financing activities during the nine months ended September 30, 2012 was $158.9 million compared to $90.8 million for the same time period in 2011. During the three and nine months ended September 30, 2012, the Company paid $97.8 million and $152.7 million, respectively, to settle existing debt and royalty obligations, primarily the pay down of the Kensington Term Facility and the Palmarejo gold production royalty. During the three and nine months ended September 30, 2011, the Company paid $35.9 million and $117.0 million respectively, to settle existing debt.

Debt and Capital Resources
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the three months ended September 30, 2012 was $0.1 million and was charged to interest expense.
The term of the Revolving Credit Facility is four years. Amounts may be borrowed under the Revolving Credit Facility to finance working capital and general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses incurred in connection with the Revolving Credit Facility. The obligations under the Revolving Credit Facility will be secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington and Rochester mines, as well as a pledge of the shares of certain of the Company's subsidiaries. In addition, in connection with the Revolving Credit Facility, Coeur Alaska, Inc. transferred its existing hedge positions established under the Kensington Term Facility, to Wells Fargo Bank, N.A. as hedge provider.

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
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) our ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3.00 to 1.00 after two years), (ii) our ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) our tangible net worth to be not less than 90% of our tangible net worth as of March 31, 2012 plus 25% of our net income for each fiscal quarter ending after March 31, 2012 to the date of measurement.
3.25% Convertible Senior Notes due 2028
As of September 30, 2012, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $47.4 million net of debt discount.
The carrying value of the equity component representing the embedded conversion option at September 30, 2012 and December 31, 2011 was $10.9 million.
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

Kensington Term Facility
On August 16, 2012, Coeur Alaska prepaid all obligations and indebtedness outstanding under the Kensington Term Facility, which totaled approximately $68.6 million. Upon payment in full, the Kensington Term Facility was terminated and all of the liens granted under the Kensington Term Facility were released.
As a condition to the Kensington Term Facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 104,000 ounces of gold were outstanding at September 30, 2012. The weighted average strike price of the call options was $1,970.05. Put options protecting 139,000 ounces of gold were outstanding at September 30, 2012. The weighted average strike price of the put options was $962.42.
Capital Lease Obligations
As of September 30, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $14.0 million and $27.0 million, respectively.
Palmarejo Gold Production Royalty Obligation

The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $4.4 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively, and $15.0 million and $16.4 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $64.1 million and $72.1 million, respectively.
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended September 30, 2012 and 2011, the Company capitalized interest of $0.5 million and $0.9 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company capitalized interest of $2.2 million and $1.3 million, respectively.
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
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2012, the Company had outstanding provisionally priced sales of $20.9 million, consisting of 0.5 million ounces of silver and 3,734 ounces of gold, which had a fair value of $22.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $5,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $3,700. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700.
Foreign Currency Contracts
The Company operates, or has mining interests, in several foreign countries, specifically Argentina, Australia, Bolivia and Mexico, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. The Company has no outstanding firm commitments at September 30, 2012. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At September 30, 2012, the Company had MXN foreign exchange contracts of $17.4 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.19 MXN to each U.S. dollar and had a fair value of $0.2 million at September 30, 2012. The Company recorded a mark-to-market gain of $0.6 million and a loss of $4.1 million for the three months ended September 30, 2012 and 2011, respectively. The Company recorded mark-to-market gains of $3.4 million and a loss of $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. The mark-to-market gains are reflected in fair value adjustments, net. A 10% weakening of the MXN would result in a reduction in fair value of $2.0 million. The Company recorded realized gains of $0.4 million and realized losses of $0.1 million in production costs applicable to sales during the three months ended September 30, 2012 and 2011, respectively. The Company recorded realized losses of $1.5 million and relaized gains of $1.0 million in production costs applicable to sales during the nine months ended September 30, 2012 and 2011, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2012, a total of 209,853 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at September 30, 2012 and December 31, 2011 was a liability of $170.2 million and $159.4 million, respectively. During the three months ended September 30, 2012 and 2011, the mark-to-market adjustments for this embedded derivative amounted to a gain of $23.4 million and a loss of $14.5 million, respectively. During the nine months ended September 30, 2012 and 2011, the mark-to-market adjustments for this embedded derivative amounted to a gain of $10.8 million and a loss of $17.4 million, respectively. For the three months ended September 30, 2012 and 2011, realized losses on settlement of the liabilities were $10.9 million and $11.9 million, respectively. For the nine months ended September 30, 2012 and 2011, realized losses on settlement of the liabilities were $35.0 million and $29.1 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at September 30, 2012 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at September 30, 2012 would have decreased by approximately $0.2 million.
Gold Hedges
On September 30, 2012 the Company had outstanding call options requiring it to deliver 104,000 ounces of gold at a weighted average strike price of $1,970.05 per ounce if the market price of gold exceeds the strike price. At September 30, 2012, the Company had outstanding put options allowing it to sell 139,000 ounces of gold at a weighted average strike price of $962.42 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. As of September 30, 2012 the fair market value of these contracts was a net liability of $16.8 million.
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
(b) Changes in Internal Control over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Silver and gold are commodities, and their prices are volatile. During the last twelve months ended September 30, 2012, the price of silver ranged from a low of $26.39 per ounce to a high of $36.88 per ounce, and the price of gold ranged from a low of $1,531 per ounce to a high of $1,795 per ounce. During the third quarter of 2012, the price of silver ranged from a low of $26.83 per ounce to a high of $34.72 per ounce, and the price of gold ranged from a low of $1,556 per ounce to a high of $1,785 per ounce. The closing market prices of silver and gold on November 5, 2012 were $31.02 per ounce and $1,684 per ounce, respectively.
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
Since the beginning of 2011, the Company has made strategic minority investments in eight silver and gold development companies in North and South America. The value of these investments depends significantly on the market prices of silver and gold. The Company cannot assure that the value of these investments, or the value of future investments we may make in other development companies, will not decline. Declines in the value of these investments could adversely affect our financial condition.
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
These risks may be higher in developing countries in which the Company may expand its exploration for and development of mineral deposits. Potential operations in these areas increase the Company's exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may disrupt its operations.
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
The Company has in the past entered into, and may in the future enter into, arrangements under which it has agreed to make royalty or similar payments to lenders in amounts that are based on expected production and price levels for gold or silver. The Company enters into such arrangements when it concludes that they provide it with necessary capital to develop a specific mining property on favorable terms. Royalty or similar payment obligations, however, can limit the Company's ability to realize the full effects of rising gold or silver prices and require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.
The Company's future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of September 30, 2012, the Company had a total of approximately $125.5 million of outstanding indebtedness, which includes $64.1 million for future estimated gold production royalty payments due to Franco-Nevada Corporation, $47.4 million of 3.25% Convertible Senior Notes due 2028 (the “3.25% Convertible Senior Notes”) and capital lease obligations of $14.0 million. The liabilities associated with such royalty payments increase as the price of gold increases. The Company's ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company's results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
The Company's future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.
Because mines have limited lives based on proven and probable ore reserves, an important element of the Company's business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. During 2011, the Company successfully constructed a new leach pad at the Company's Rochester mine and substantially completed development of other major mining properties at Palmarejo, San Bartolomé and Kensington. The Company's ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and developing or acquiring new mining properties. Both strategies are inherently risky, and the Company cannot assure that it will be able to successfully compete in either the development of existing or new mining properties or acquisitions of additional mining properties.
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

In addition, since the beginning of 2011, the Company has also made strategic minority investments in eight silver and gold development companies in North and South America. As of September 30, 2012, the Company's investments in these companies had an estimated fair value of $31.2 million. The Company cannot assure that the value of these investments, or the value of future investments it may make in other development companies, will not decline. Declines in the value of these investments could adversely affect the Company's financial condition and results of operations.
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
The Company currently markets silver and gold concentrates to third-party smelters and refineries in Mexico, Germany, China, Australia, and the United States. The loss of any one smelter could have a material adverse effect on the Company if alternative smelters and refineries were unavailable. The Company cannot assure you that alternative smelters or refineries would be available if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.
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
Under this arrangement, the Company relies on Cobar to own, maintain and operate the Endeavor mine, which exposes it to substantial counterparty risk. Cobar may fail to adequately or appropriately operate or maintain the project or may fail to fulfill its other obligations under the silver purchase agreement. The Company cannot assure that Cobar will not suffer financial hardship, that it will continue as a going concern or that it will not enter bankruptcy or otherwise liquidate. Any such event could expose the Company to significant costs and could limit the amounts, if any, it could recover in any proceeding against CBH or Cobar for breach of the silver purchase agreement. Any failure, inability or refusal of Cobar to meet its obligations to the Company could have a material and adverse effect on its business, results of operations or financial condition.
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
An environmental organization, Great Basin Resource Watch (“GBRW”) has brought an administrative appeal challenging the Bureau of Land Management's approval of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. The Interior Board of Land Appeals (“IBLA”) is expected to rule on the appeal in 2012 or early 2013. However, because GBRW did not seek a stay of the BLM's decision, operations have been proceeding as approved during the IBLA proceeding. The Company cannot predict the outcome of the appeal or what effect, if any, an adverse ruling may have on current operations. If an adverse ruling is issued, the Company may be required to update the permitting for the current operations at Rochester.
The Company's operations in Bolivia are subject to political risks.
The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. In connection with the 2009 constitution, the government of Bolivia announced a restructuring of the mining law. A commission was established in March 2011 to finalize the mining law updates and the commission's evaluation remains ongoing. The Company has been assessing the potential effects of the proposed legislation on its Bolivian operations but any effects remain uncertain until the law is enacted. The law is expected to regulate taxation and royalties and to provide for contracting with the government rather than concession holding. The revised mining law is expected to be enacted in 2012 or early 2013. The Company cannot assure that its operations at the San Bartolomé mine will not be affected by the current political environment in Bolivia.
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
The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past three years, two of the Company's mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on operations. Most recently, in May 2012, a small, unorganized group of employees at the Palmarejo mine blocked access to the mine. Palmarejo management supervised an orderly, temporary shut-down of the mine and mill in order to allow for dialogue with employees while ensuring the safety of workers at the mine site. Management considered the actions taken by the group to be illegal. Within approximately five days, the group agreed to return to work and full production resumed at the mine. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material and adverse effect on its business, results of operations or financial condition.
As of September 30, 2012, unions represented approximately 13.0% of our worldwide workforce. We currently have a collective bargaining agreement covering the Martha mine, which expires on December 31, 2012, and a labor agreement at our San Bartolomé mine, which became effective October 11, 2007 and does not have a fixed term. We cannot predict whether these agreements will be renewed, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On June 7, 2012, the Company announced that its Board of Directors had approved a program to repurchase up to $100 million of the Company's common stock. Common stock repurchase activity during the third quarter of 2012, all of which was under the program announced on June 7, 2012, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2012 - July 31, 2012	—	$0.00	$100,000
August 1, 2012 - August 31, 2012	475.5	$20.94	$90,041
September 31, 2012 - September 30, 2012	—	$0.00	$90,041
Total	475.5	$20.94	$90,041

Item 4. Other Information
Mine Safety Disclosures
Information concerning any mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits

3.1	Amended and Restated By-Laws (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012)

10.1	Form of Director Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012)

10.2	Form of Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2012)

10.3
Credit Agreement dated August 1, 2012, by and among Coeur d' Alene Mines Corporation, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2012)

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

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated	November 6, 2012	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer

Dated	November 6, 2012	/s/ Frank L. Hanagarne Jr.
FRANK L. HANAGARNE JR.
Senior Vice President and Chief Financial Officer