Form 10-K
period 2012-12-31
COEUR D ALENE MINES CORP
filed 2013-02-21
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
$1,573,890,754
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 20, 2013, 90,434,354 shares of Common Stock, Par Value $0.01
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR D’ALENE MINES CORPORATION

PART I

Item 1.	Business
INTRODUCTION
Coeur d’Alene Mines Corporation (referred to separately as “Coeur” and referred to along with its subsidiaries as “the Company”) is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine, each of which is operated by the Company, the Martha mine which ceased active mining operations in September 2012, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during 2012.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s most significant operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine began shipping silver/gold doré in April 2009. Palmarejo produced 8.2 million ounces of silver and 106,038 gold ounces in 2012. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. Royalty payments made beyond the minimum obligation of 400,000 ounces of gold are payable when the market price per ounce of gold is greater than $400.00. The Company controls a large land position around its existing operations.

•
Coeur owns 100% of Empresa Minera Manquiri ("Manquiri") S.A., a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in June 2008. San Bartolomé produced 5.9 million ounces of silver during 2012.

•
Coeur owns 100% of Coeur Alaska, Inc., which owns the Kensington mine, an underground gold mine located north of Juneau, Alaska. The Kensington mine began processing ore on June 24, 2010 and began commercial production on July 3, 2010. Kensington produced 82,125 ounces of gold in 2012.

•
Coeur owns 100% of Coeur Rochester, Inc., which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. The Company completed construction of a new leach pad and related infrastructure in the fourth quarter of 2011. Rochester produced 2.8 million ounces of silver and 38,066 ounces of gold in 2012.

•
Coeur owns, directly or indirectly, 100% of Coeur Argentina S.R.L., which owns and operated the underground silver and gold Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002 and the mine ceased active mining operations in September 2012. The Company recorded an impairment charge of $5.8 million in the twelve months ended December 31, 2012.

•
In May 2005, the Company acquired, for $44.0 million, all of the silver production and reserves (up to 20.0 million payable ounces) contained at the Endeavor mine in New South Wales, Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine, which has been in production since 1983. Endeavor produced 0.7 million ounces of silver in 2012.

•
The Joaquin silver and gold development project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of a feasibility study. On December 21, 2012, the Company completed its acquisition of the equity interests of Mirasol Argentina SRL in exchange for a total of approximately 1.3 million shares of Coeur common stock valued at $30.0 million, a total cash payment of approximately $30.0 million and assumption of liabilities of $0.1 million. Mirasol Argentina SRL holds the Joaquin silver-gold project in the Santa Cruz province of Argentina.  Coeur previously held a 51% interest in the project.  The transaction was accounted for as a purchase of assets and not as a business combination since Joaquin is considered to be in the development stage.

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
SILVER AND GOLD PRICES
The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (PM fixing price as reported by the London Gold Market Fixing Limited) per ounce during the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	High	Low	High	Low	High	Low
Silver	$36.88	$26.39	$48.55	$26.77	$30.64	$14.78
Gold	$1,792	$1,540	$1,895	$1,319	$1,421	$1,058
MARKETING
All of the Company's mining operations produce silver and gold in doré form except for the Martha mine, which produced a concentrate that contained both silver and gold before mining operations ceased, the Kensington mine, which produces gold concentrate, and the Endeavor mine which produces a concentrate that contains silver.
The Company refines its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners, including clients located in Switzerland, Australia, Germany, China, and the United States (Valcambi, Nyrstar, Aurubis, China National Gold, Sumitomo, Republic Metals Corporation, and Johnson Matthey).
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. The Company currently has seven trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, Valcambi, TD Securities, and Auramet) and the sales of metals to these companies amounted to approximately 91%, 82% and 83% of total metal sales in 2012, 2011 and 2010, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third party smelters (Nyrstar, Aurubis, Auramet, Sumitomo, and China National Gold) amounted to approximately 9%, 18% and 17% of total metal sales for the years ended December 31, 2012, 2011 and 2010, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.
HEDGING ACTIVITES
The Company’s strategy is to provide shareholders with leverage to changes in silver and gold prices by selling silver and gold production at market prices. The Company has entered into derivative contracts to protect the selling price for certain anticipated gold production and to manage risks associated with foreign currencies. For additional information see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 19 - Derivative Financial Instruments in the notes to the consolidated financial statements.
GOVERNMENT REGULATION
General
The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company and its results of operations.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. As of December 31, 2012, $34.5 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $0.9 million was accrued as of December 31, 2012. These amounts are included in reclamation and mine closure liabilities on the consolidated balance sheet.
Federal Environmental Laws
Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. While the EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”), certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Alaska under the Clean Water Act (“CWA”) and state law counterparts, and in Nevada under the Nevada Water Pollution Control Law which implements the CWA. Air emissions are subject to controls under Nevada’s and Alaska’s air pollution statutes implementing the Clean Air Act. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.
Proposed Mining Legislation
A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. See "Item 1A. Risk Factors - Third parties may dispute the Company's unpatented mining claims, which could result in the discovery of defective titles and losses affecting its business" and Note 23 - Litigation and Other Events in the notes to the consolidated financial statements. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended, under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the Company’s U.S. operations could be adversely affected. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.
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
Maintenance of Claims
Bolivia
The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying owner of all of the mining rights relating to the San Bartolomé mine. COMIBOL’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment ("pallacos", "sucus", and "troceras") to several Potosí cooperatives. The cooperatives in turn have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts. In addition to those agreements with the cooperatives Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see "Item 2. Properties — Silver and Gold Mining Properties — Bolivia-San Bartolomé."
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
United States
At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law it is necessary to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $140 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, in Nevada, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. For unpatented claims in Alaska, the Company is required to pay a variable, annual rental fee based on the age of the claim and must perform annual labor or make an annual payment in lieu of annual labor. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local property taxes. See "Item 1A. Risk Factors - Third parties may dispute the Company's unpatented mining claims, which could result in the discovery of defective titles and losses affecting its business".
Argentina
Minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing an exploration concession ("Cateo"), which gives exclusive prospecting rights for the requested area for a period of time, generally up to three years. The maximum size of each Cateo is 10,000 hectares; a maximum of 20 Cateos, or 200,000 hectares, can be held by a single entity (individual or company) in any one province.
The holder of a Cateo has exclusive right to establish a discovery concession "(Manifestacion de Descubrimiento" or “MD”) on that Cateo, but MDs can also be set without a Cateo on any land not covered by someone else’s Cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery — up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can later be upgraded to an exploitation concession ("Concesion de Explotacion or "Mina"), which gives the holder the right to begin commercial extraction of minerals.
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
Chile
The State of the Republic of Chile recognizes the free availability for concession purposes of all mineral substances, both metal and non-metal, with the exception of liquid or gaseous hydrocarbons. Mining concessions are always established by the court with no decision-making action by any other authority, avoiding in this way the discretionary interference of administrative authorities. Preference for establishing a concession is given to the first person to submit the necessary application to the court. Any Chilean or foreign person may establish and acquire mining concessions. The holder's title to the mining concession is protected by the constitutional (warrant) guarantee of proprietary rights. Chilean legislation provides for two kinds of concessions: (i) the exploration concession, which remains in effect for 2 years and may be extended for another 2 year period, provided at least half the area thereof is surrendered; and (ii) the exploitation concession which is perpetual. In order to maintain the exploration and exploitation concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.60 and $8.00 per hectare, respectively. As of December 31, 2012, the Company held exploration concessions on two properties in Chile, totaling 8,918 square miles (4,664 hectares).
EMPLOYEES
The number of full-time employees at the Company as of December 31, 2012 was:

U.S. Corporate Staff and Office	68
Rochester Mine	250
Kensington Mine	306
South American Administrative Offices	16
South American Exploration	12
Martha Mine/Argentina	17
San Bartolomé Mine/Bolivia(1)	341
Palmarejo Mine/Mexico	888
Total	1,898
_______________________________________

(1)
The Company maintains a labor agreement in South America with Sindicato de Trabajadorés Mineras de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, does not have a fixed term. As of December 31, 2012, approximately 10.0% of the Company’s worldwide labor force was covered by collective bargaining agreements.

EXPLORATION STAGE MINING PROPERTIES
The Company, either directly or through wholly-owned subsidiaries, has interests in properties located in the United States, Chile, Argentina, Bolivia, and Mexico but upon which no minable ore reserves have yet been delineated. Exploration conducted on these properties is included in the Company's total annual exploration programs.

BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
The Company believes the following strengths provide it with significant competitive advantages as mangement executes its business strategy:
Strong track record of developing and operating mines: The Company has successfully acquired, developed and operated a strong portfolio of operating mines since its founding in 1928. The Company is a large primary silver producer with growing gold production. For the twelve months ended December 31, 2012, it produced 18.0 million ounces of silver and 226,486 ounces of gold with a cash cost of $7.57 per ounce of silver and $1,358 per ounce of gold. Production has grown substantially over the last four years as the Company has built and begun production at three wholly-owned, long lived mines: the San Bartolomé mine, the Palmarejo mine and the Kensington mine. In addition, production commenced late in 2011 from a new leach pad at its Rochester mine.
Silver Production                    Gold Production

Operating and commodity diversity: The Company produces silver and gold from five operating mines located in four countries. The Company's operating assets consist of the Palmarejo silver and gold mine in Mexico, the San Bartolomé silver mine in Bolivia, the Kensington gold mine in Alaska, the Rochester silver and gold mine in Nevada and the Endeavor silver and base metal mine in Australia. The Company also owns the Joaquin silver and gold development project in Argentina. The Company expects to increase its operating and commodity diversity as the Kensington mine and the Rochester mine ramp up to their design capacity. The Company's metal sales breakdown by operating mine and metal is set out below:
2012 Gold Sales by Mine                 2012 Silver Sales by Mine
Experienced management team: The Company has built a high caliber management team of devoted professionals with extensive mining industry expertise. President and Chief Executive Officer, Mitchell Krebs, and Senior Vice President, Chief Operating Officer and Chief Financial Officer, Frank Hanagarne, have significant experience in the mining industry. The board of directors also brings diverse industry backgrounds and considerable professional experience to the Company.
Capitalizing on Prior Development Program: Over the past four years the Company has invested significant capital in commissioning three large mines at the San Bartolomé, Palmarejo and Kensington properties, realizing the first full year of production in 2011 from these mines. With the large majority of the development capital spending complete at these mines, capital expenditures declined materially in 2012 to $115.6 million, from an average of $164.7 million per annum over the prior three years. The growth generated by these mines is resulting in significantly higher production, metal sales and free cash flow in continued strong metals markets.
The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine, each operated by the Company, the Martha mine, which ceased active mining operations in September 2012, and the Endeavor mine, operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues in 2012. See Note 22- Segment Reporting in the notes to the Consolidated Financial Statements, under the heading “Geographical Information”, for revenues attributed to all foreign countries. The following table sets forth information regarding the percentage contribution to the Company’s total revenues (i.e., revenues from the sale of concentrates and doré) by the sources of those revenues during the past five years, excluding discontinued operations:

	Coeur Percentage Ownership at December 31,	Percentage of Total Revenues(2) For The Years Ended December 31,
Mine/Company	2012	2012	2011	2010	2009	2008
Palmarejo Mine	100%	49%	50%	45%	30%	—%
San Bartolomé Mine	100%	20	26	28	38	14
Kensington Mine	100%	12	15	4	—	—
Rochester Mine	100%	15	6	11	15	52
Martha Mine	100%	2	1	10	15	24
Endeavor Mine(1)	100%	2	2	2	2	10
		100%	100%	100%	100%	100%

(1)	Ownership interest reflects the Company’s ownership interest in the property’s silver production. Other constituent metals are owned by a non-affiliated entity.

(2)	Effective August 9, 2010, the Company sold its interest in the Cerro Bayo mine to Mandalay Resources Corporation.
DEFINITIONS
The following sets forth definitions of certain important mining terms used in this report.
“Ag” is the abbreviation for silver.
“Au” is the abbreviation for gold.
“Backfill” is primarily waste sand or rock used to support the roof or walls after removal of ore from a stope.
“By-Product” is a secondary metal or mineral product recovered in the milling process, such as gold.
“Cash Costs” are costs directly related to the physical activities of producing silver and gold, and include mining, processing, transportation and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties and in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals, including gold, are deducted from the above in computing cash costs per ounce. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation. Cash costs are calculated and presented using the “Gold Institute Production Cost Standard” applied consistently for all periods presented. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs."
“Cash Costs per Ounce” are calculated by dividing the cash costs computed for each of the Company’s mining properties for a specific period by the amount of gold ounces or silver ounces produced by that property during that same period. Management uses cash costs per ounce produced as a key indicator of the profitability of each of its mining properties. Gold and silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can determine the gross margin that each ounce of gold and silver produced is generating. While this represents a key indicator of the performance of the Company’s mining properties you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each mine as presented in Note 22 — Segment Reporting in the notes to the Consolidated Financial Statements. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it and are urged to read all GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs."
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
"g/t Ag" are grams of gold per metric ton (tonne) of rock. A tonne is equal to 1.1023 short tons, or 2,205 pounds.
"g/t Au" are grams of silver per metric ton (tonne) of rock. A tonne is equal to 1.1023 short tons, or 2,205 pounds.
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
“Ore Reserve” or "Reserve" is that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Mining dilution and recovery, where appropriate, has been factored into the estimation of ore reserves.
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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS
This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, expected capital costs and other operating data, the expected impact of pending litigation and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resources could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A, (ii) the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays and disputed mining claims, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the loss of any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company maintains an internet website at http://www.coeur.com. Coeur makes available, free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the "SEC"). Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance, and Environmental, Health, Safety, and Social Responsibility Committees) and its Code of Business Conduct and Ethics for Directors, Officers and Employees, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are available at the Company’s website http://www.coeur.com. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors
The Company's results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond the Company's control. The Company's use of derivative contracts to protect against such volatility exposes us to risk of opportunity loss, mark-to-market accounting adjustments and exposure to counterparty credit risk.
Silver and gold are commodities, and their prices are volatile. During the last twelve months ended December 31, 2012, the price of silver ranged from a low of $26.39 per ounce to a high of $36.88 per ounce, and the price of gold ranged from a low of $1,540 per ounce to a high of $1,792 per ounce. During the fourth quarter of 2012, the price of silver ranged from a low of $29.73 per ounce to a high of $34.89 per ounce, and the price of gold ranged from a low of $1,651 per ounce to a high of $1,792 per ounce. The closing market prices of silver and gold on February 20, 2013 were $28.57 per ounce and $1,565 per ounce, respectively.
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
Because the Company derives all of its revenues from sales of silver and gold, its results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A sustained period of declining gold and silver prices would materially and adversely affect the results of operations and cash flows. Factors that are generally understood to contribute to a decline in the prices of silver and gold include a strengthening of the U.S. dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and a general global economic slowdown.
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
Since the beginning of 2011, the Company has made strategic minority investments in eight silver and gold development companies in North and South America. The value of these investments depends significantly on the market prices of silver and gold. The Company cannot assure that the value of these investments, or the value of future investments it may make in other development companies, will not decline. Declines in the value of these investments could adversely affect the Company's financial condition.

A substantial decline in gold and silver prices could cause one or more of the Company's mining properties to become unprofitable, which could require it to record write-downs of long-lived assets that would adversely affect results of operations and financial condition.
Established accounting standards for impairment of the value of long-lived assets such as mining properties requires the Company to review the recoverability of the cost of its assets upon a triggering event by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset's carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. A significant and sustained decline in silver or gold prices, or our failure to control production costs or realize the minable ore reserves at the Company's mining properties, could lead it to terminate or suspend mining operations at one or more of its properties and require a write down of the carrying value of the assets. Any such actions would negatively affect results of operations and financial condition.
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
The Company's operations outside the United States also expose it to economic and operational risks. Local economic conditions can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of the Company's foreign operations, including drug-cartel related violence in Mexico, could adversely affect the Company's ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows. The Company sells gold and silver doré in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could adversely affect results of operations.
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
The ore reserve figures presented in the Company's public filings are estimates made by the Company's technical personnel and by independent mining consultants contracted by it. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.
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
As of December 31, 2012, the Company had a total of approximately $121.4 million of outstanding indebtedness, which includes $61.9 million for future estimated gold production royalty payments due to Franco-Nevada Corporation, $48.1 million of 3.25% Convertible Senior Notes due 2028 (the “3.25% Convertible Senior Notes”) and capital lease obligations of $11.4 million. The liabilities associated with such royalty payments increase as the price of gold increases. The Company's ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company's results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
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

In addition, since the beginning of 2011, the Company has also made strategic minority investments in eight silver and gold development companies in North and South America. As of December 31, 2012, the Company's investments in these companies had an estimated fair value of $27.1 million. The Company cannot assure that the value of these investments, or the value of future investments it may make in other development companies, will not decline. Declines in the value of these investments could adversely affect the Company's financial condition and results of operations.
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
The Company's ability to sustain or increase its present production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.
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
The Company's silver and gold production may decline in the future, reducing its results of operations and cash flows.
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
U.S. surface and underground mines like the Kensington and Rochester mines are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, the MSHA has been conducting more frequent and more comprehensive inspections of mining operations in general.
Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. In addition, any of the Company's U.S. mines could be subject to a temporary or extended shut down as a result of a violation alleged by the MSHA. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on the Company's business and results of operations.
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
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that the Company currently or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in the Company's operations. The Company cannot assure that any such law, regulation, enforcement or private claim would not have a negative effect on its financial condition, results of operations or cash flows.
Some of the Company's mining wastes currently are exempt to a limited extent from the extensive set of federal Environmental Protection Agency (the “EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government's cleanup efforts. The owner or operator also may be liable to governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company's tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA.
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
The Company relies on third parties to operate, maintain and produce silver for it at the Endeavor mine.
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
An environmental organization, Great Basin Resource Watch (“GBRW”) has brought an administrative appeal challenging the Bureau of Land Management's approval of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. The Interior Board of Land Appeals (“IBLA”) is expected to rule on the appeal in the first half of 2013. However, because GBRW did not seek a stay of the BLM's decision, operations have been proceeding as approved during the IBLA proceeding. The Company cannot predict the outcome of the appeal or what effect, if any, an adverse ruling may have on current operations. If an adverse ruling is issued, the Company may be required to update the permitting for the current operations at Rochester.
The Company's operations in Bolivia are subject to political risks.
The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. In connection with the 2009 constitution, the government of Bolivia announced a restructuring of the mining law. A commission was established in March 2011 to finalize the mining law updates and the commission's evaluation remains ongoing. The Company has been assessing the potential effects of the proposed legislation on its Bolivian operations but any effects remain uncertain until the law is enacted. The law is expected to regulate taxation and royalties and to provide for contracting with the government rather than concession holding. The revised mining law is expected to be enacted in the first half of 2013. The Company cannot assure that its operations at the San Bartolomé mine will not be affected by the current political environment in Bolivia.
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
The Company's business depends on good relations with its employees.
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
As of December 31, 2012, unions represented approximately 10.0% of the Company's worldwide workforce. The Company currently has a labor agreement at its San Bartolomé mine, which became effective January 28, 2010 and does not have a fixed term. The Company cannot predict whether this agreement will be renewed, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
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
Coeur Rochester, Inc. (“Coeur Rochester”), the Company's wholly-owned subsidiary, is party to a legal action relating to a third party's assertion of rights to unpatented mining claims at and near the Rochester property in Nevada. Coeur Rochester held 541 U.S. Federal unpatented claims through August 2011. On September 1, 2011, the Company inadvertently missed a claims fee payment to the U.S. Bureau of Land Management (“BLM”) and as a result the prior unpatented mining claims were forfeited. The Company re-staked 516 claims in early December 2011 and August 2012 and filed notices with Pershing County, Nevada and the BLM. The new claims cover the majority of the prior unpatented claim area. A third party asserts that it also staked and filed notices on the Company's original unpatented mining claims and over subsequent new claims that had been previously staked by the Company. The Company believes it holds a superior property interest to the adverse staking party and filed a lawsuit to quiet title in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending. The Company believes there will be no effect on the current silver and gold reserves at Coeur Rochester as a result of the claims dispute. However, the Company does believe an adverse outcome would require it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership.
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
SILVER AND GOLD MINING PROPERTIES
The Company’s operating segments include Palmarejo (Mexico), San Bartolomé (Bolivia), Kensington (Alaska, USA), Rochester (Nevada, USA), Martha (Argentina), and Endeavor (New South Wales, Australia). See Note 22— Segment Reporting in the notes to the Consolidated Financial Statements, for information relating to its business segments and its domestic and export sales.
Mexico — Palmarejo
The Palmarejo surface and underground silver and gold mine, and associated milling operation, owned and operated by Coeur Mexicana, is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.
For the full year ended 2012, Palmarejo produced 8.2 million ounces of silver and 106,038 ounces of gold, compared to 9.0 million ounces of silver and 125,071 ounces of gold in 2011. Cash operating costs per ounce and total cash costs per ounce of silver for 2012 were both $1.33. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs." Metal sales in 2012 from Palmarejo totaled $442.1 million, or 49% of the Company's total metal sales, compared with $513.1 million, or 50% of the Company's total metal sales in 2011. Sales of silver totaled $261.5 million and sales from gold were $180.6 million. Production costs in 2012 totaled $197.5 million while depreciation and depletion expense was $146.6 million. Total capital expenditures in 2012 were $38.5 million.
The low costs per silver ounce are due in part to significant by-product credits from gold production and an increase in price over the last three years. For the years ended December 31, 2012, 2011 and 2010, gold by-product credits were approximately, $21.40, $21.83 and $21.50 per silver ounce, respectively, and were deducted from operating costs in the calculation of cash costs per ounce. If the Company's accounting policy had been changed to treat gold production as a co-product, the following total cash costs per ounce would have been reported:

	2012	2011	2010
Cash operating cost per ounce:
Silver	$13.45	$12.82	$19.90
Gold	$742	$581	$328
Total cash cost per ounce:
Silver	$13.45	$12.82	$19.90
Gold	$742	$581	$328
The Company’s property position at Palmarejo is large, consisting of contiguous mining concessions totaling 30,278 acres (12,253 hectares or 47 square miles) in size located in the south east part of the state of Chihuahua. Of the total concessions, 32 concessions consisting of 47 square miles (12,204 hectares) are owned 100% by Coeur Mexicana, formerly Planet Gold S.A. de C.V. (a wholly-owned subsidiary of the Company), and the remaining three concessions, representing 0.19 square miles (48.77 hectares) are partially owned (50 to 60%) by Coeur Mexicana. All of the Company’s ore reserves are located on concessions owned 100% by Coeur Mexicana. All concessions owned by Coeur Mexicana are valid until at least 2029. In addition to Palmarejo, the Company also controls 21,016 acres (8,505 hectares) of concessions at the Yécora exploration-stage property located in the state of Sonora, near the border with Chihuahua, and 17,717 acres (7,170 hectares) of concessions at the La Guitarra exploration-stage property in Chihuahua, south-east of Palmarejo.
All property and equipment are in good operating condition with no major maintenance expected. Power is supplied to the property by the local power utility as well as by generators. Water is supplied to the property by pipeline from the Chinipas River and also from recycled process water collected at the site.
Commercial production commenced in April 2009. Recovery of gold has been consistent with the initial metallurgical test work and feasibility study estimates and averaged 94.4% during 2012, up from 92.2% in 2011. The recovery of silver averaged 83% during 2012, which was below feasibility study estimates, but up from 76.4% in 2011. Although the Company will continue pursuing adjustments to the plant to increase silver recovery rates, as of December 31, 2012, it expects silver recoveries to average 84% for 2013. The Company is researching opportunities to achieve further improvements going forward.
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
The gold and silver deposits at the Palmarejo mine, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the concessions which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to Palmarejo, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property which are currently under development and exploration by the Company.
The Company spent $19.9 million in the Palmarejo district in 2012 to discover new silver and gold mineralization and define new ore reserves. This program consisted of drilling 341,975 feet (104,234 meters) of core. The exploration budget for Palmarejo for 2013 is $15.8 million.

Year-end Proven and Probable Ore Reserves — Palmarejo Mine

	2012	2011	2010
	(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	5,747	4,916	4,649
Ounces of silver per ton	4.67	5.31	7.12
Contained ounces of silver (000’s)	26,858	26,091	33,096
Ounces of gold per ton	0.06	0.07	0.09
Contained ounces of gold	348,000	329,950	436,600
Probable
Short tons (000’s)	7,105	7,581	9,019
Ounces of silver per ton	3.69	4.05	4.29
Contained ounces of silver (000’s)	26,251	30,727	38,662
Ounces of gold per ton	0.05	0.05	0.05
Contained ounces of gold	317,000	358,170	433,600
Proven and Probable
Short tons (000’s)	12,852	12,497	13,668
Ounces of silver per ton	4.13	4.55	5.25
Contained ounces of silver (000’s)	53,110	56,818	71,758
Ounces of gold per ton	0.05	0.06	0.06
Contained ounces of gold	665,000	688,120	870,200
Year-end Mineralized Material — Palmarejo Mine

	2012	2011	2010
Short tons (000’s)	23,712	5,062	4,503
Ounces of silver per ton	1.93	3.36	3.7
Ounces of gold per ton	0.04	0.04	0.04
Operating Data

	2012	2011	2010
Production
Ore tons milled	2,114,366	1,723,056	1,835,408
Ore grade silver (oz./ton)	4.70	6.87	4.6
Ore grade gold (oz./ton)	0.05	0.08	0.06
Recovery silver(%)	83.0	76.4	69.8
Recovery gold(%)	94.4	92.2	91.1
Silver produced (oz.)	8,236,013	9,041,488	5,887,576
Gold produced (oz.)	106,038	125,071	102,440
Cost per Ounce
Cash operating costs	$1.33	$(0.97)	$4.10
Other cash costs(6)	—	—	—
Cash costs(7)	1.33	(0.97)	4.10
Non-cash costs	17.93	17.77	15.56
Total production costs	$19.26	$16.80	$19.66

(1)	Current ore reserves are effective as of December 31, 2012. Metal prices used in calculating proven and probable reserves were $27.50 per ounce of silver and $1,450 per ounce of gold.

(2)
The ore reserves are underground and open pit mineable and include an allowance for mining dilution and recovery. For the underground-mineable reserves, the dilution and mining recovery is incorporated into the detailed design of each stope for the Palmarejo mine; a 10% dilution at a grade of 0.62 g/t Au and 54 g/t Ag and 100% mining recovery was used for the Guadalupe deposit. For the open pit-minable reserves, the mining dilution and mining recovery was incorporated into a block diluted model for the Palmarejo mine. No open pit reserves are included for the Guadalupe deposit at this time.

(3)	Metallurgical recovery factors of 93% for gold and 63% to 80% for silver were used in estimations for ore reserves for Palmarejo and should be applied to the contained reserve ounces.

(4)
The ore reserves and mineralized material estimates were prepared by W. Orr (Manager of Corporate Technical Services) and the Company’s technical staff with the assistance of an independent consulting firm.

(5)
For the part of the Palmarejo Mine currently in production in surface and underground mining, the proven and probable reserves are defined above an economic cut-off grade demonstrating grade continuity delineated by exploration and definition drill holes with a nominal grid spacing of 15 meters to 45 meters, depending on resource area. Proven reserves is material at a distance of less than or equal to 15 meters from the nearest composite sample with a minimum of two drill holes used in the grade estimate. Probable reserves are defined by distance to the nearest composite sample of between 15 meters and 45 meters and a minimum of two drill holes used in the grade estimate. For the Guadalupe deposit, being developed for underground mining, the proven and probable reserves are defined as mineralized material above an economic cut-off grade demonstrating grade continuity delineated by at least two exploration drill holes within less than 65 meters of each other. Proven reserves were selected from resource areas with average drill hole spacing of 20 meters to less than 35 meters and a minimum of two drill holes used in the grade estimate. The current proven reserve blocks are at an average distance of 12 meters from the nearest composite sample (45 meters maximum), have an average of 4 octants informed for the estimates and were informed by an average of 8 drill holes. Probable reserves were selected from resource areas with average drill hole spacing of 35 meters to less than 80 meters. Probable reserves were further defined by distance to the nearest composite sample of less than approximately 65 meters and a minimum of two drill holes used in the grade estimate. The current probable reserve blocks are at an average of 18 meters from the nearest drill hole (102 meters maximum), have an average of 4 octants informed for the estimates and were informed by an average of 8 drill holes. Mineralized material is similarly classified.

(6)	Includes production taxes and royalties, if applicable.

(7)
Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Bolivia — San Bartolomé
The San Bartolomé open pit silver mine, and associated milling operation, operated by Empresa Minera Manquiri SA (“Manquiri”), a wholly-owned subsidiary of the Company, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and the Company’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí.
Silver production for 2012 was 5.9 million ounces compared to 7.5 million ounces in 2011. Cash operating costs per ounce for 2012 were $11.76 per ounce compared to $9.10 per ounce in 2011. Total cash costs per ounce (which includes production taxes and royalties) for 2012 were $12.95 per ounce compared to $10.64 per ounce in 2011. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs." Metal sales in 2012 were $178.0 million, representing 20% of the Company’s total metal sales. One hundred percent of these sales were derived from silver. Production costs in 2012 totaled $71.4 million and depreciation and depletion expense was $16.7 million. Total capital expenditures in 2012 were $25.7 million.
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
The mineral rights for the San Bartolomé mine are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. Manquiri controls 47.93 square kilometers (11,578 acres) of land at San Bartolomé around Cerro Rico under contracts and concessions and approximately 37.45 square kilometers (8.95 acres) of concessions at the Rio Blanco property, a gold exploration target south of Potosí. The San Bartolomé lease agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. The rate is a factor of 75% of the silver price between $4 and $8. The Company has additional mining rights known as the Plahipo project which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The Company incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $7.1 million and $11.6 million for the years ended 2012 and 2011, respectively.
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
In 2012, exploration trenching and sampling was performed at San Bartolomé to expand the ore reserves. This program cost $0.4 million and 4,288 feet (1,307 meters) of trenching was accomplished and sampled in 2012. A similar program is planned for 2013 at an estimated cost of $0.6 million.

Year-end Proven and Probable Ore Reserves — San Bartolomé Mine

	2012	2011	2010
	(1, 2, 3, 4)
Proven
Short tons (000’s)	1,187	959	476
Ounces of silver per ton	2.92	3.01	3.62
Contained ounces of silver (000’s)	3,460	2,888	1,723
Probable
Short tons (000’s)	41,699	43,556	27,602
Ounces of silver per ton	2.53	2.64	3.81
Contained ounces of silver (000’s)	105,628	115,192	105,295
Proven and Probable
Short tons (000’s)	42,886	44,515	28,078
Ounces of silver per ton	2.54	2.65	3.81
Contained ounces of silver (000’s)	109,088	118,080	107,018
Year-end Mineralized Material — San Bartolomé Mine

	2012	2011	2010
Short tons (000’s)	20,040	21,264	36,953
Ounces of silver per ton	2.27	2.59	1.75
Operating Data

	2012	2011	2010
Production
Tons ore milled	1,477,271	1,567,269	1,504,779
Ore grade silver (oz./ton)	4.49	5.38	5.03
Recovery silver(%)	89.5	88.9	88.6
Silver produced (oz.)	5,930,394	7,501,367	6,708,775
Cost per Ounce of Silver
Cash operating costs	$11.76	$9.10	$7.87
Other cash costs(5)	1.19	1.54	0.80
Cash costs(6)	12.95	10.64	8.67
Non-cash costs	2.86	3.11	3.05
Total production costs	$15.81	$13.75	$11.72

(1)	Current ore reserves are effective as of December 31, 2012. The metal price used for current ore reserves was $27.50 per ounce of silver.

(2)
Ore reserves are open pit-minable and include a mining recovery such that 15 cm buffer of ore material above the bedrock was excluded from the reserve; this equates to a mining recovery of 99.0%. Metallurgical recovery factors of 77% to 86% were used in estimations for ore reserves for San Bartolomé and should be applied to the contained reserve ounces.

(3)
Ore reserves and mineralized material estimates were prepared by W. Orr (Manager of Corporate Technical Services) and the Company’s technical staff with the assistance of an independent consulting firm.

(4)
Proven and probable ore reserves are defined by surface drill holes, trenches, and pits (pozos) with an average spacing of no more than 230 feet (70 meters). Proven reserves are those reserves in stockpile as of December 31, 2012. The grade of ore reserve block is determined by the grade of proximal drill hole and/or pit composites and three-dimensional models of geologic controls. A minimum of 8 and maximum of 20 composite were used to classify proven and probable ore reserves and variable geostatistical estimation variances. Mineralized Material is similarly classified.

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
Production at Kensington was 82,125 ounces of gold in 2012. Metal sales in 2012 at Kensington were $111.0 million, or 12% of total sales. Production costs were $87.1 million and depreciation and depletion expense was $41.6 million. The Company's capital expenditures at the Kensington mine totaled approximately $37.0 million in 2012.
In December of 2011, Kensington entered a six month period where processing levels were reduced by 50% to approximately 700 tons per day. The reduction in ore processing was required to allow work to be completed on several infrastructure projects. This allowed the mine to implement and complete several key initiatives, including:

•	accelerated underground development, resulting in more working faces and greater operational flexibility;

•	large in-fill drilling program to better define the high-grade ore zones and improve the mine plan;

•	completion and commissioning of the underground paste backfill plant and related distribution system, providing access to stopes located in previously mined areas;

•	upgrading and completing construction of several underground and surface facilities; and

•	improving overall safety of the operation.

All initiatives have been completed and the Kensington mine has resumed full production.
Coeur Alaska, Inc., (“Coeur Alaska”), a wholly-owned subsidiary of the Company, controls two contiguous land groups: the Kensington and Jualin properties. The Kensington property consists of 51 private patented lode and mill-site claims covering approximately 768 acres, 294 federal unpatented lode claims covering approximately 3,894 acres, and eight State of Alaska mining claims covering approximately 96 acres. The Company controls the Jualin Property, under a lease agreement with Hyak Mining Company, through the cessation of mining, so long as the Company makes timely payments pursuant to the lease agreement. The Jualin Property consists of 23 patented lode and mill-site claims covering approximately 381 acres, 438 federal unpatented lode claims and one unpatented mill-site claim covering approximately 8,617 acres, and 17 State of Alaska mining claims covering approximately 341 acres. The federal and state claims, as well as the private patented lode and mill-site claims, provide Coeur with the necessary rights to mine and process ore from Kensington. All of the Company’s Alaska ore reserves are located within the patented claims. The unpatented claims and mill site are maintained via annual filings and fees to the U.S. Bureau of Land Management (BLM), which acts as administrator of the claims. State claims are maintained via filings and fees to Alaska Department of Natural Resources — Juneau Recorder’s Office. Real property taxes are paid yearly to the City and Borough of Juneau for the patented claims. Lease payments are paid annually and all leases are in good standing.
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
The Kensington ore deposit consists of multiple gold bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in Cretaceous-aged Jualin diorite. Most of the gold is contained in calaverite (AuTe2) which occurs in association with native gold as inclusions in and interstitial to pyrite grains and in microfractures in pyrite.
The Company spent $4.1 million on exploration at Kensington in 2012, completing 60,666 feet (20,137 meters) of core drilling during the year and plans to spend $9.4 million on exploration in 2013.

Year-end Proven and Probable Ore Reserves — Kensington Mine

	2012	2011	2010
	(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	647	1,164	319
Ounces of gold per ton	0.28	0.28	0.45
Contained ounces of gold (000’s)	179	326	145
Probable
Short tons (000’s)	4,020	4,842	5,618
Ounces of gold per ton	0.21	0.21	0.23
Contained ounces of gold (000’s)	837	1,014	1,265
Proven and Probable
Short tons (000’s)	4,667	6,006	5,937
Ounces of gold per ton	0.22	0.22	0.24
Contained ounces of gold (000’s)	1,016	1,340	1,410
Year-end Mineralized Material — Kensington Mine

	2012	2011	2010
Short tons (000’s)	2,606	3,039	2,504
Ounces of gold per ton	0.20	0.19	0.19
Operating Data

	2012	2011	2010
Production
Ore tons milled	394,780	415,340	174,028
Ore grade gold (oz./ton)	0.22	0.23	0.28
Recovery gold(%)	95.6	92.7	89.9
Gold produced (oz.)	82,125	88,420	43,143
Cost per Ounce
Cash operating costs	$1,358	$1,088	$989
Other cash costs(6)	—	—	—
Cash costs(7)	1,358	1,088	989
Non-cash costs	507	406	405
Total production costs	$1,865	$1,494	$1,394

(1)	Current ore reserves are effective as of December 31, 2012. Metal price used in calculating proven and probable reserves was $1,450 per ounce of gold.

(2)
The ore reserves are underground minable and include factors for mining dilution and recovery. A factor of approximately 10% additional tonnage at a grade of 0.063 ounces of gold per ton of dilution was included. An average 91% mining recovery was included.

(3)	Metallurgical recovery factor of 94.5% should be applied to the contained gold reserve ounces.

(4)
The ore reserves and mineralized material estimates were estimated by J. Barry (Mine Engineer) of the Company’s technical staff with the assistance of an independent consultant. Independent consultant groups have performed independent reviews of the Company’s resource estimate model used to prepare the ore reserve estimates.

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

USA — Nevada-Rochester Mine
The Rochester mine and associated heap leach facilities is an open pit silver and gold mine located in Pershing County, Nevada, which is located approximately 25 miles of paved and all-weather gravel road northeast of the town of Lovelock. The Company owns 100% of the Rochester Mine through the Company’s wholly-owned subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”). The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, due south of Rochester.
Production at the Rochester mine in 2012 was approximately 2.8 million ounces of silver and 38,066 ounces of gold, compared to approximately 1.4 million ounces of silver and 6,276 ounces of gold in 2011. Production was higher due to increased ounces recovered from the ore on the new leach pad that was constructed in 2011. Cash operating costs per ounce of silver decreased to $9.62 per ounce in 2012, compared to $22.97 per ounce in 2011. Total cash costs per ounce of silver (which includes production taxes and royalties) were $11.65 per ounce in 2012 compared to $24.82 per ounce in 2011. This decrease was primarily due to the increase in ore produced from the new leach pad. Rochester’s total metal sales in 2012 totaled $132.4 million, or approximately 15% of the Company’s total metal sales. Approximately 59% of Rochester’s metal sales were derived from silver, while 41% were derived from gold. Production costs totaled $74.3 million in 2012 and depreciation and depletion expenses were $8.1 million, compared to $28.3 million and $2.8 million in 2011. The Company’s capital expenditures at the Rochester mine totaled approximately $11.8 million in 2012. The Company plans capital expenditures at the Rochester mine of $32.5 million in 2013, primarily for infrastructure to support further expansion.
The low costs per silver ounce are due in part to significant by-product credits from gold production and an increase in price over the last three years. For the years ended December 31, 2012, 2011 and 2010, gold by-product credits were approximately, $22.65, $7.11 and $5.81 per silver ounce, respectively, and were deducted from operating costs in the calculation of cash costs per ounce. If the Company's accounting policy had been changed to treat gold production as a co-product, the following total cash costs per ounce would have been reported:

	2012	2011	2010
Cash operating cost per ounce:
Silver	$19.20	$25.34	$4.20
Gold	$962	$1,050	$952
Total cash cost per ounce:
Silver	$20.40	$26.91	$4.61
Gold	$1,023	$1,115	$1,045
Coeur Rochester held 541 U.S. Federal unpatented claims, of which 66 were under lease agreements, and 22 patented claims, totaling approximately 8,600 acres through August 2011. On September 1, 2011, the Company inadvertently missed paying the 2012 assessment year claim maintenance fees to the U.S. Bureau of Land Management (BLM) and as a result the prior unpatented mining claims were forfeited. In December 2011 and August 2012, the Company located new claims on ground covered by the previous unpatented mining claims, including those subject to lease agreements. The new claims total 516 covering approximately 9,282 acres, and cover the majority of the prior unpatented claim area.
With respect to the claims that were held under lease agreements, the Company has continued to pay lease fees to the lessors according to the rates set forth in the lease agreements. The Company is not currently mining on any of the leased claims, and the Company does not believe these claims to be individually or collectively material to the Company's cash flows or the Rochester property's current plan of operations approved by the BLM. The Company uses the property on which the leased claims are located principally to facilitate access to other portions of the Rochester property and to provide space for infrastructure. None of the lessors has initiated or threatened any litigation against the Company with respect to the leases or the Company's continued use of the lessors' property.
A substantial portion of the new claims is the subject of a legal dispute stemming from competing asserted interests in the claims. A third party asserts that it also staked and filed notices on the Company's original unpatented mining claims and over subsequent new claims that had been previously staked by the Company. The Company believes it holds a superior property interest to the adverse staking party and filed a lawsuit to quiet title in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending. The Company believes there will be no impact to the current silver and gold reserves at Coeur Rochester as a result of the claims dispute.
Furthermore, the Company believes that it would retain access to all active mining areas of the Rochester property notwithstanding an adverse outcome. Because surface access is governed by the approved BLM plan of operations and not by claim ownership, the Company believes that it would retain surface access to all areas of property within the approved BLM plan of operations. However, the Company does believe an adverse outcome would cause it to modify existing plans to further expand future mining operations and would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome. See Note 23 - Litigation and Other Events for information relating to the unpatented mining claims dispute at Rochester.
The claims dispute has not resulted in any changes to the Company's BLM-approved plan of operations for the Rochester property, or any effect on the Company's leaching activities or stockpiles. The Company does not expect any such changes or effects unless the claims dispute is finally resolved against the Company. In the event all claims in dispute were resolved in favor of the adverse party, the Company cannot determine whether any fees or amounts would be awarded to the adverse party for adverse land use, or what the amount or range of such fees or amounts might be. However, the Company would not be subject to BLM fees for any such adverse land use within the BLM-approved plan of operations. The effect on the Company's leaching operations or stockpiles could depend on further BLM proceedings or private negotiations with respect to surface uses of the claims in dispute. The Company estimates that approximately 53,261,000 short tons of mineralized material, averaging 0.46 and 0.003 silver and gold ounces per ton, respectively, is affected by the claim dispute.
On December 20, 2011, the Sixth Judicial District Court of Nevada issued a preliminary injunction, enjoining Rye Patch from entering certain active mine areas at the Coeur Rochester mine operation. A map showing the boundary established by the preliminary injunction is filed as Exhibit 99.1 attached to this Form 10-K and available online at http://www.coeur.com/operations/rochester-nevada/rochester-claims-dispute.
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
Gold and silver are recovered by heap leaching of crushed open-pit ore placed on pads located east of the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.0% for silver, depending on the ore being leached, and 92.0% for gold. See Note 3 — Summary of Significant Accounting Policies to the Consolidated Financial Statements included herein, for further discussion.
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
The Company is obligated to pay a net smelter royalty interest to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $23.60 per ounce indexed for inflation up to a maximum rate of 5%. Royalty expense was $3.5 million, $2.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In 2012, exploration expenditures of $3.9 million funded 138,121 feet (42,099 meters) of reverse circulation, vibratory rotary (Sonic) and core drilling. The 2013 budget for exploration is $3.5 million.

Year-end Proven and Probable Ore Reserves — Rochester Mine

	2012	2011	2010
	(1, 2, 3, 4, 5, 8, 9)
Proven
Short tons (000’s)	56,304	31,532	35,959
Ounces of silver per ton	0.54	0.59	0.54
Contained ounces of silver (000’s)	30,501	18,681	19,499
Ounces of gold per ton	0.004	0.006	0.005
Contained ounces of gold	230,000	178,800	196,100
Probable
Short tons (000’s)	23,619	15,747	12,312
Ounces of silver per ton	0.61	0.69	0.65
Contained ounces of silver (000’s)	14,396	10,892	8,057
Ounces of gold per ton	0.003	0.004	0.004
Contained ounces of gold	78,000	68,200	51,300
Proven and Probable
Short tons (000’s)	79,923	47,279	48,271
Ounces of silver per ton	0.56	0.63	0.57
Contained ounces of silver (000’s)	44,897	29,573	27,556
Ounces of gold per ton	0.004	0.005	0.005
Contained ounces of gold	308,000	247,000	247,400
Year-end Mineralized Material — Rochester Mine

	2012	2011	2010
Short tons (000’s)	264,283	251,472	215,603
Ounces of silver per ton	0.46	0.45	0.44
Ounces of gold per ton	0.003	0.003	0.003
Operating Data

	2012	2011	2010
Production
Tons ore mined	11,710,795	2,028,889	—
Tons ore crushed	8,926,598	1,782,971	—
Ore grade silver (oz./ton)	0.55	0.47	—
Ore grade gold (oz./ton)	0.0047	0.0047	—
Recovery/Ag oz(%)	57.0	165.1	—
Recovery/Au oz(%)	89.9	75.6	—
Silver produced (oz.)	2,801,405	1,392,433	2,023,423
Gold produced (oz.)	38,066	6,276	9,641
Cost per Ounce
Operating cash costs	$9.62	$22.97	$2.93
Other cash costs(6)	2.03	1.85	0.85
Cash costs(7)	11.65	24.82	3.78
Non-cash costs	2.40	2.39	1.04
Total production costs	$14.05	$27.21	$4.82

(1)
Current ore reserves are open-pit minable, and in surface stockpiles, effective as of December 31, 2012. Metal prices used in calculating proven and probable reserves were $27.50 per ounce of silver and $1,450 per ounce of gold.

(2)	No factors for mining dilution or recovery are applied to open-pit ore reserves.

(3)
Metallurgical recovery for oxide ore were 61% for silver and 92% for gold. Approximately .08 million tons (3.8%) of sulfide bearing ore is included in the total ore reserves at lower metallurgical recovery rates. However, ultimate recoveries will not be known until leaching operations cease. Current recovery may vary significantly from ultimate recovery, calculated based on the ounces recovered as a percent of the ounces placed on the pad. The ore reserves and mineralized material estimates were estimated by C. Kiel (Superintendent of Rochester Technical Services) and the Company’s technical staff. An independent consulting group reviewed engineering studies and a consulting firm modeled drilling results and updated the estimates of mineralized material.

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

(7)
Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

(8)	The Company believes there will be no impact to current silver and gold reserves at Coeur Rochester as a result of the ongoing claims dispute.

(9)
Current mineralized material estimates were determined from within both disputed and undisputed claims and from historic surface stockpiles. While the Company believes it holds a superior position in the ongoing claim dispute, the Company believes an adverse legal outcome would cause it to modify mineralized material estimates.

Argentina — Martha Mine
The Martha underground silver and gold mine, and associated milling operation, owned and operated by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company, is located in the Santa Cruz Province of southern Argentina. Access to the property is provided by all-weather gravel roads leading 30 miles northeast of the town of Gobernador Gregores. The Martha mine ceased active mining operations in September 2012. The Company recorded an impairment charge of $5.8 million in the twelve months ended December 31, 2012.
Production at the Martha mine in 2012 was approximately 0.3 million ounces of silver and 257 ounces of gold compared to 0.5 million ounces of silver and 615 ounces of gold in 2011. The 38.9% decrease in silver production was primarily due to a decrease in ore grade in 2012. Cash operating costs per ounce for 2012 were $49.77 per ounce compared to $32.79 per ounce in 2011. Total cash costs per ounce of silver (which includes production taxes and royalties) were $50.71 in 2012 compared to $34.08 in 2011. The increase in total cash costs per ounce was attributed to the decrease in silver production as compared to 2011. Metal sales in 2012 totaled $13.2 million at Martha. Production costs totaled $17.7 million and depreciation and depletion expenses were $0.7 million, compared with $15.5 million and $0.6 million in 2011. Total capital expenditures at the Martha mine in 2012 were $1.2 million.
The mineral rights for the Martha property are fully-owned by Coeur Argentina S.R.L. Mineral rights owned by Coeur Argentina S.R.L. in the Santa Cruz Province (excluding Joaquin) total 166 square miles (43,214 hectares) of exploration concessions ("Cateos"), 275 square miles (71,281 hectares) of discovery concessions ("Manifestaciones de Descubrimiento" or "MDs"), and 3.0 square miles (774 hectares) of exploitation concessions ("concesiones de exploitacion"). Martha is centered on the exploitation concessions, which fully cover the area of the mine infrastructure and the ore reserves reported herein. Concessions do not have an expiration date, subject only to required annual fees. Surface rights covering the Martha deposit are controlled by the 137.8 square mile (35,705-hectare) Cerro Primero de Abril Estancia which is owned by Coeur Argentina S.R.L. Included on the estancia is a 60-person camp, mine and exploration offices, and assay laboratory.
The Company acquired the property in 2002 and is obligated to pay a 2.0% net smelter royalty on silver and gold production to Royal Gold Corporation. In addition, the Company is subject to a 3.0% net proceeds royalty payable to the Province of Santa Cruz. The Company incurred royalty expense totaling $0.3 million, $0.7 million and $1.5 million for the years ended 2012, 2011, and 2010, respectively.
The Company operated a 240 tonne per day flotation mill at the site, which produced a flotation concentrate that was shipped to a third-party smelter located in Mexico. The property and equipment are maintained in good working condition through a regular preventive maintenance program with periodic improvements as required. Power is provided by Company-owned diesel generators.
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
Exploration at the Martha mine consisted of 10,646 feet (3,245 meters) of core drilling for a total cost of $1.1 million in 2012.
Year-end Proven and Probable Ore Reserves — Martha Mine

	2012	2011	2010
	(1, 2, 3, 4, 5)
Proven
Short tons (000’s)	—	—	—
Ounces of silver per ton	—	—	—
Contained ounces of silver (000’s)	—	—	—
Ounces of gold per ton	—	—	—
Contained ounces of gold	—	—	—
Probable
Short tons (000’s)	—	53	45
Ounces of silver per ton	—	12.79	18.61
Contained ounces of silver (000’s)	—	671	828
Ounces of gold per ton	—	0.01	0.02
Contained ounces of gold	—	580	1,089
Proven and Probable
Short tons (000’s)	—	53	45
Ounces of silver per ton	—	12.79	18.61
Contained ounces of silver (000’s)	—	671	828
Ounces of gold per ton	—	0.01	0.02
Contained ounces of gold	—	580	1,089
Year-end Mineralized Material — Martha Mine

	2012	2011	2010
Short tons (000’s)	57	35	39
Ounces of silver per ton	13.57	12.15	14.02
Ounces of gold per ton	0.02	0.01	0.01

Operating Data

	2012	2011	2010
Production
Tons ore milled	100,548	101,167	56,401
Ore grade silver (oz./ton)	4.01	6.29	31.63
Ore grade gold (oz./ton)	0.0035	0.0082	0.04
Recovery silver (%)	80.3	83.2	88.3
Recovery gold (%)	72.2	74	84.1
Silver produced (oz.)	323,386	529,602	1,575,827
Gold produced (oz.)	257	615	1,838
Cost per Ounce
Cash operating costs	$49.77	$32.79	$13.16
Other cash costs(4)	0.94	1.29	0.98
Cash costs(5)	50.71	34.08	14.14
Non-cash costs	4.32	2.11	5.88
Total production costs	$55.03	$36.19	$20.02

(1)	Current ore reserves and mineralized material are effective as of December 31, 2012.

(2)	Ore reserves and mineralized material estimates were prepared by O. Orosco (Mine Manager for the Martha mine) and the Company’s technical staff.

(3)
Ore reserves were defined with polygonal estimation using underground channels and drill hole samples. For probable reserves: An area demonstrating grade continuity with channel sample or drill hole spacing less than 25 meters. Mineralized material was similarly classified.

(4)	Includes production taxes and royalties, if applicable.

(5)
Cash costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs.”

Australia — New South Wales — Endeavor Mine
The Endeavor mine and associated mill facility is an underground silver and base metal operation located in north-central New South Wales, Australia, about 447 miles (720 kilometers) from Sydney. Access to the mine is by paved roads 30 miles (18 kilometers) to the northwest from the community of Cobar.
Production at the Endeavor mine in 2012 was 0.7 million ounces of silver compared to 0.6 million ounces of silver in 2011. The increase in silver production was due to a 6.4% increase in tons milled and a 23.5% increase in ore grades as compared to 2011. Cash operating costs and total cash costs per ounce of silver produced were $17.27 in 2012 compared to $18.87 in 2011. This decrease was due primarily to the increased production.
Metal sales at the Endeavor mine in 2012 were $18.8 million, all of which was derived from silver. Production costs totaled $8.8 million and depreciation and depletion costs were $4.6 million. The Company incurred no capital expenditures at the Endeavor mine in 2012.
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
The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Silver recovery averaged approximately 41.0% in 2012 and 45.0% in 2011. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition by CBH through a regular preventive maintenance program with periodic improvements as required.
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
CBH conducts exploration to define new reserves at the mine from both underground and surface core drilling platforms. For fiscal year ended June 30, 2012, which is the fiscal year used by the operator (CBH), the exploration expenditure at the mine was $0.7 million ($0.7 million AUD). Budgeted exploration for 2013 is approximately $0.4 million ($0.4 million AUD).
Year-end Proven and Probable Ore Reserves — Endeavor Mine

	2012	2011	2010
	(1, 2, 3, 4)
Proven
Short tons (000’s)	2,258	2,635	3,472
Ounces of silver per ton	4.32	1.39	1.87
Contained ounces of silver (000’s)	9,757	3,674	6,482
Probable
Short tons (000’s)	2,508	2,998	3,605
Ounces of silver per ton	1.43	2.5	3.73
Contained ounces of silver (000’s)	3,588	7,501	13,457
Proven and Probable
Short tons (000’s)	4,766	5,633	7,077
Ounces of silver per ton	2.8	1.98	2.82
Contained ounces of silver (000’s)	13,345	11,175	19,939
Year-end Mineralized Material — Endeavor Mine

	2012	2011	2010
Short tons (000’s)	10,941	11,047	16,535
Ounces of silver per ton	2.21	2.64	1.82

Operating Data (Coeur’s Share)

	2012	2011	2010
Production
Tons ore milled	791,209	743,936	653,550
Ore grade silver (oz./ton)	2.26	1.83	1.96
Recovery silver(%)	41.0	45.0	44.3
Silver produced (oz.)	734,008	613,361	566,134
Cost per Ounce of Silver
Operating cash costs	$17.27	$18.87	$10.15
Other cash costs	—	—	—
Cash costs(5)	17.27	18.87	10.15
Non-cash costs	6.25	5.13	3.51
Total production costs	$23.52	$24.00	$13.66

(1)
Ore reserves are effective as of June 30, 2012, which is the end of the most recent fiscal year of the operator, CBH Resources Ltd. These totals do not include additions or depletions through December 31, 2012. Ore reserves were estimated with a cutoff grade of 7.0% combined lead and zinc. Metal prices used were $2,200 per metric ton of zinc, $2,200 per metric ton of lead, and $34.00 per ounce of silver.

(2)
The ore reserves are underground and open pit minable. Dilution factors, ranging from 5% to 25%, and mining recovery factors, ranging from 40% to 95%, were applied to in-situ reserves depending on the type of planned mining extraction.

(3)	Metallurgical recovery factor of 45% should be applied to the silver reserve ounces.

(4)
The ore reserves and mineralized material estimates were prepared by the staff of the mine operator and reviewed by the staff of the Company's Technical Services Department. Classification of reserves is based on spacing from drill hole composites to reserve block centers. For proven reserves the maximum distance is 25 meters and for probable reserves it is 40 meters. A minimum of 5 drill hole samples from at least 2 drill holes are used in estimation of ore reserve grades. Mineralized material is similarly classified.

(5)
Cash costs per ounce of silver represent a non U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs."

NON PRODUCING AND DEVELOPMENT PROPERTIES
Joaquin Project — Argentina
The Joaquin silver and gold development project (the "Joaquin Project") is located in the Santa Cruz province of southern Argentina approximately 43 miles (70kms) north of the Company's Martha mine. The property is accessed by all weather dirt roads, leading north-northeast from the town of Gobernador Gregores.
The Joaquin property encompasses over 70,819 acres (28,459 hectares) of exploration concessions ("Cateos") and discover concessions ("MDs").
In November 2006, the Company entered into an exploration and joint venture agreement with Mirasol Resources Ltd., for two properties termed Joaquin and Sascha (under terms of the agreement, the Company terminated its option interest in Sascha). In November 2007, the Company commenced exploration on the Joaquin property. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin - La Negra and La Morocha - and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will lead to completion of a feasibility study. On December 21, 2012, the Company completed its acquisition of the equity interests of Mirasol Argentina SRL in exchange for a total of approximately 1.3 million shares of Coeur common stock valued at $30.0 million, a total cash payment of approximately $30.0 million and assumption of liabilities of $0.1 million. Mirasol Argentina SRL holds the Joaquin silver-gold project in the Santa Cruz province of Argentina.  Coeur previously held a 51% interest in the project.  The transaction was accounted for as a purchase of assets and not as a business combination since Joaquin is considered to be in the exploration and development stage.
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
Exploration in 2012 consisted of geologic mapping, sampling, geophysical and geochemical surveys amounting to $5.8 million and the completion of 54,809 feet (16,706 meters) of core drilling. The 2013 exploration budget for Joaquin is $3.3 million.
Year-end Mineralized Material — Joaquin Development Property

	2012	2011	2010
	(1,2,3,4)
Short tons (000’s)	17,340	4,050	—
Ounces of silver per ton	3.76	2.48	—
Ounces of gold per ton	0.004	0.005

(1)
Mineralized material is effective as of December 31, 2012. Metal prices used to calculate mineralized material were $1,700 per ounce of gold and $33.00 per ounce of silver. Tons are shown, in 2012, reflecting the Company's current 100% interest in the Joaquin property.

(2)	Mineralized material was estimated with surface mine parameters and initial metallurgical test results.

(3)	Mineralized material estimates were prepared by a consulting engineering group from Santiago, Chile and supervised by A. Cruzat and C. Romo of the Company's exploration staff.

(4)
Mineralized material was estimated using 3-dimensional geologic modeling and geostatistical evaluation of the exploration drill data. Blocks must be influenced by at least two different drill holes within a distance corresponding to 100% of the variogram range of each deposit.

EXPLORATION AND DEVELOPMENT ACTIVITY
Exploration and reserve development expenditures of $40.2 million, $26.3 million and $18.0 million were incurred by the Company in 2012, 2011 and 2010, respectively.
During 2012, the company drilled a total of 625,152 feet (190,546 meters) in its global exploration program. A total of 620,795 feet (189,218 meters) were drilled to explore for and define new silver and gold mineralization in existing operating areas and development properties. The remainder was drilled on the company's early stage properties in Chile. In addition, at the Kensington Mine in Alaska, 77,730 feet (23,692 meters) of tightly-spaced definition drilling was completed at Block K.
The main components of the 2012 program included:

•
Drilling to expand known mineralized zones in and around the current Palmarejo surface and underground mine. The program was focused on the Tucson-Chapotillo zones with surface drilling and on the Rosario, 76 and 108 zones with underground drilling.

•	Surface drilling to extend and define the Guadalupe and La Patria deposits in the Palmarejo district and initial testing of several new targets in the district.

•
Surface drilling to expand the La Negra and La Morocha deposits within the Joaquin property located in the Santa Cruz province of southern Argentina. Exploration drilling at the Martha mine and the Lejano project area in Argentina was also conducted this year.

•	Underground drilling to expand and define gold mineralization in the Raven vein at Kensington and test new targets peripheral to Kensington.

•
Surface drilling to test extensions of the main north-northeast mineralized trends within the greater Rochester property and a large drilling program to evaluate the tons and grade of historic surface dumps and leach pads.

•	New surface trenching and sampling at San Bartolomé in Bolivia.
Mexico
Exploration in Mexico was focused primarily in the Palmarejo district in the state of Chihuahua. A total of $19.9 million was spent in 2012 on mapping, sampling, drill target generation and drilling to identify and define new silver and gold mineralization. A total of 341,975 feet (104,234 meters) was completed, including 149,635 feet (45,609 meters) of surface and underground drilling completed around the current Palmarejo mine. The remainder was devoted to the Guadalupe and La Patria deposit areas and other new targets in the district. The budget for 2013 for exploration in Mexico is $15.8 million of which over 95% is to be allocated to the Palmarejo district.
USA — Kensington
Exploration in 2012 consisted of drilling 143,796 feet (43,829 meters) of core at Kensington. The majority of this work was devoted to in-fill drilling of Block K and the Raven vein. New drilling focused on Kensington South, the Ann Trend, Elmira vein and on surface drilling of the Jualin Mine. The Company plans for an additional underground drilling program in 2013 on Zone 10, Zone 50, Zone 30, Kensington South, Elmira vein, and Ann. Continued surface drilling is planned at the Jualin Mine and several other targets on the property. The total 2013 Kensington exploration budget is $8.6 million.
USA — Rochester
The Company conducted drilling programs on the Rochester North and West historic stockpiles and Northwest Rochester, Nevada Packard and South Mystic areas in 2012. These programs amounted to 138,121 feet (42,099 meters) of vertical and angled reverse circulation, Sonic® (rotary vibratory drilling) and core holes. The Company has allocated $3.5 million for exploration in 2013 at the greater Rochester property.
Argentina — Martha Mine
In 2012, the Company's exploration efforts at the Martha Mine consisted of 10,646 feet (3,245 meters) of core drilling in several locations around the mine and at the Company's Malbec target north of the mine. In September of 2012, the Company ceased active mining operations at Martha.
Argentina — Other Properties
Activities focused on the Joaquin property where a total of 54,809 feet of drilling (16,706 meters) was completed. Drilling at Joaquin during 2012 continued to return encouraging results on two targets: La Negra and La Morocha. Additional exploratory and definition drilling will continue in 2013 on this property. In 2010, the Company met its obligations, under its agreement with Mirasol Resources Ltd., to earn an initial 51% participating and managing equity interest in the Joaquin property. In 2012, the Company acquired Mirasol's 49% interest in Joaquin to establish 100% ownership. The purchase has been treated as an acquisition of mineral rights.
Lejano Project — Argentina
The Lejano silver and gold exploration-stage project is located in the Santa Cruz province of southern Argentina approximately 110 miles (180 kilometers) northwest of the Company's Martha mine and approximately 80 miles (130 kilometers) southeast of the town of Perito Moreno. The property is accessed by paved and all weather gravel roads, leading from the towns of Gobernador Gregores or from Perito Moreno.
The Lejano property encompasses over 82,000 acres (33,282 hectares) of exploration concessions within three groups of concessions and several exploration targets, including Cisne, Cerro Armando and Ciclon. In 2002 the Company acquired its initial interest in the Lejano area from Yamana S.R.L. as part of its purchase of the Martha mine and other properties in the province. The Company also controls other concessions in the Lejano area that are not subject to a royalty.
Lejano is located in the northwestern portion of the Deseado Massif in southern Argentina.  Host rocks to mineralization at Lejano are a sequence of Jurassic-aged volcanic rocks, predominantly tuffs and flows, assigned to the Chon Aike Formation.  The Chon Aike is major host to precious metal mineralization in the Deseado Massif. Silver and lesser gold and base metal mineralization at Lejano are hosted in three, known  west-northwest oriented, moderately- to steeply-dipping  structural zones.  The mineralized material reported herein was estimate from drilling in the South Ridge structural zone. Mineralization at Lejano occurs in silicified fractures, veins and fault zones. In general, the known mineralization at Lejano is well-oxidized to approximately 330 feet (100 meters) depth grading locally into sulfide.
Exploration in 2012 consisted of geologic mapping, sampling, geophysical and geochemical surveys, and drilling amounting to $1.4 million and the completion of 4,888 feet (1,490 meters) of core drilling. Favorable results from this program allowed for the estimation of the first mineralized material tons and average grades for South Ridge zone, one of three known mineralized zones on the Lejano project. The 2013 exploration budget for the Lejano area is $1.8 million.
Year-end Mineralized Material - Lejano Exploration-Stage Property

	2012	2011	2010
	(1,2,3,4)
Short tons (000’s)	1,233	—	—
Ounces of silver per ton	2.42	—	—
Ounces of gold per ton	0.008

(1)	Mineralized material is effective as of December 31, 2012. Metal prices used to calculate mineralized material were $1,700 per ounce of gold and $33.00 per ounce of silver.

(2)	Mineralized material was estimated with surface mine parameters and initial metallurgical test results.

(3)	Mineralized material estimates were prepared by a consulting engineering group from Santiago, Chile and supervised by A. Cruzat and C. Romo of the Company's exploration staff.

(4)
Mineralized material was estimated using 3-dimensional geologic modeling and geostatistical evaluation of the exploration drill data. Blocks must be influenced by at least two different drill holes within a distance corresponding to 100% of the variogram range of each deposit.

Bolivia - San Bartolomé
In 2012, the Company completed trenching and sampling at several silver-bearing gravel deposits, called pallacos, to expand and define the known silver mineralization. A new target, called Pucka Loma, was sampled late in 2012. The Company has budgeted $0.7 million in 2013 for follow-up trenching and sampling around San Bartolomé and for land holding costs.
Chile - Other properties
In 2012, the Company tested its Carrizalillo gold and silver property, near Copiapo, Chile with 1,328 meters (4,357 feet) of core drilling. The 2013 exploration budget for Chile is $0.6 million, consisting of identification and evaluation of potential new mining properties and supervision of exploration within Argentina and Chile.
The Company plans to spend $40.1 million in exploration during 2013 with approximately 81% of the budget earmarked for expansion of ore reserves and mineralized material at or near its existing operations at San Bartolomé (Bolivia), Joaquin (Argentina), Palmarejo (Mexico), Kensington (Alaska), Rochester (Nevada), and on its large exploration land holdings in Santa Cruz, Argentina, which include the Lejano project.

Item 3.	Legal Proceedings.
For a discussion of legal proceedings, see Note 23 — Litigation and Other Events to the consolidated financial statements included herein.
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
The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (“TSX”). The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2012		2011
	High	Low	High	Low
First Quarter	$30.22	$23.39	$36.07	$22.10
Second Quarter	$24.32	$16.35	$37.59	$22.41
Third Quarter	$29.17	$15.36	$30.99	$21.35
Fourth Quarter	$31.86	$22.06	$29.85	$19.30
2013
First Quarter through February 20, 2013	$25.20	$18.81
The Company has not paid per share cash distributions or dividends on its common stock since 1996. Future distributions or dividends on the common stock, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors.
On June 7, 2012, the Company announced that its Board of Directors has authorized a share repurchase program of up to $100 million of the Company's common equity. Common stock repurchase activity during the fourth quarter of 2012, all of which was under the repurchase program, was as follows (in thousands except for per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plans
10/1/2012 - 10/31/12			$90,041
11/1/2012 - 11/30/12	417.2	$23.94	$80,052
12/1/2012 - 12/31/12	—	—	$80,052
Total	417.2	$23.94	$80,052
On February 20, 2013, there were outstanding 90,434,354 shares of the Company’s common stock which were held by approximately 1,567 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG COEUR D’ALENE MINES CORPORATION,
S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2007 and ending December 31, 2012 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Goldcorp, Hecla Mining Company, IAMGold Corporation, Kinross Gold Corporation, Northgate Minerals Corporation, Pan American Silver Corporation, Centerra Gold Inc., and Stillwater Mining Company for the same period. The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Dec. 2007	Dec. 2008	Dec. 2009	Dec. 2010	Dec. 2011	Dec. 2012
Coeur d’Alene Mines Corporation	100	17.82	36.56	55.3	48.86	49.78
S&P 500 Index	100	62.99	79.65	91.64	93.57	108.53
Peer Group Only	100	85.39	107.06	130.37	102.61	97.51
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

Income Statement Data:	2012	2011	2010	2009	2008
Sales of metal	$895,492	$1,021,200	$515,457	$300,361	$129,285
Production costs applicable to sales	(456,757)	(419,956)	(257,636)	(191,311)	(78,652)
Depreciation and depletion	(218,857)	(224,500)	(141,619)	(81,376)	(16,499)
Gross profit	219,878	376,744	116,202	27,674	34,134
Costs and expenses
Administrative and general	32,977	31,379	24,176	22,070	25,825
Exploration	26,270	19,128	14,249	13,056	17,838
Loss on impairment and other	5,825	—	—	—	—
Pre-development, care, maintenance and other	1,261	19,441	2,877	1,468	17,074
Total costs and expenses	66,333	69,948	41,302	36,594	60,737
Operating income (loss)	153,545	306,796	74,900	(8,920)	(26,603)
Other income (expense)
Gains (loss) on debt extinguishments	(1,036)	(5,526)	(20,300)	31,528	—
Fair value adjustments, net	(23,487)	(52,050)	(117,094)	(82,227)	1,756
Interest income and other, net	14,436	(6,610)	771	1,648	4,023
Interest expense, net of capitalized interest	(26,169)	(34,774)	(30,942)	(18,102)	(4,726)
Total other income (expense)	(36,256)	(98,960)	(167,565)	(67,153)	1,053
Income (loss) from continuing operations before income taxes	117,289	207,836	(92,665)	(76,073)	(25,550)
Income tax benefit (provision)	(68,612)	(114,337)	9,481	33,071	17,387
Income (loss) from continuing operations	48,677	93,499	(83,184)	(43,002)	(8,163)
Income (loss) from discontinued operations	—	—	(6,029)	(9,601)	7,536
Gain (loss) on sale of net assets of discontinued operation	—	—	(2,095)	25,537	—
Net income (loss)	$48,677	$93,499	$(91,308)	$(27,066)	$(627)
Other comprehensive income (loss)	(2,746)	(4,975)	(5)	—	(634)
COMPREHENSIVE INCOME (LOSS)	$45,931	$88,524	$(91,313)	$(27,066)	$(1,261)
Basic and Diluted Income (Loss) Per Share
Basic income (loss) per share:
Income (loss) from continuing operations	$0.54	$1.05	$(0.95)	$(0.6)	$(0.15)
Income (loss) from discontinued operations	—	—	(0.10)	0.22	0.14
Net income (loss)	$0.54	$1.05	$(1.05)	$(0.38)	$(0.01)
Diluted income (loss) per share:
Income (loss) from continuing operations(2),(3)	$0.54	$1.04	$(0.95)	$(0.6)	$(0.15)
Income (loss) from discontinued operations(2),(3)	—	—	(0.1)	0.22	0.14
Net income (loss)	$0.54	$1.04	$(1.05)	$(0.38)	$(0.01)
Weighted average number of shares of common stock(1)
Basic	89,437	89,383	87,185	71,565	55,073
Diluted	89,603	89,725	87,185	71,565	55,073

Balance Sheet Data:	2012	2011	2010	2009	2008
Total assets	$3,221,401	$3,264,441	$3,157,527	$3,054,035	$2,928,121
Working capital	$167,930	$212,862	$(4,506)	$(2,572)	$(8,533)
Long-term liabilities	$784,869	$875,639	$846,043	$867,381	$981,225
Shareholders’ equity	$2,198,280	$2,136,721	$2,040,767	$1,998,046	$1,785,912

(1)
In May 2009, Coeur's Board of Directors authorized a 1-for-10 reverse stock split which became effective on May 26, 2009. Consequently, previously reported amounts for weighted average number of shares of common stock have been adjusted to reflect the 1-for-10 reverse stock split.

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

(3)
In August 2010, the Company sold its 100% interest in subsidiary Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”). The Company realized a loss on the sale of approximately $2.1 million, net of income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur and its subsidiaries for the three years ended December 31, 2012. It consists of the following subsections:

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

•
“Operating statistics and ore reserve estimates” which provides a summary of the consolidated production results for the three years ended December 31, 2012 and discussion of Coeur’s reported ore reserves.

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
Overview
The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine and Rochester mine, each of which is operated by the Company, the Martha mine, which ceased active mining operations in September 2012, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during 2012. Coeur is an Idaho corporation incorporated in 1928.
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

Highlights during 2012:

•
Silver and gold prices averaged $31.16 per ounce and $1,669 per ounce in 2012, respectively. Silver reached a high of $36.88 per ounce on February 28, 2012 and a low of $26.39 per ounce on June 28, 2012. Gold reached a high of $1,792 per ounce on October 4, 2012 and a low of $1,540 per ounce on May 30, 2012.

•
The Company produced a total of 18.0 million ounces of silver during 2012, which was a 5.5% decrease from 2011. The Company produced 226,486 ounces of gold during 2012, which was a 2.8% increase over 2011.

•	Cash operating costs were $7.57 per silver ounce in 2012 compared with $6.31 per silver ounce in 2011.

•	The Company experienced a 12.3% decrease in metal sales to $895.5 million compared to $1,021.2 million in 2011.

•	Net cash provided by operating activities in 2012 was $271.6 million, compared to $416.2 million in 2011.

•	The Company spent $115.6 million in capital expenditures, which represents a 3.6% decrease from 2011.
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
Management considers the policies discussed below to be most critical in understanding the judgments that are involved in preparing the Company's consolidated financial statements and the uncertainties that could affect its results of operations, financial condition, and cash flows. The effects and associated risks of these policies on its business operations are discussed throughout this discussion and analysis. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion, and long lived assets; estimates of recoverable gold and silver ounces in ore on leach pad; reclamation and remediation costs; valuation allowance for deferred tax assets; and post-employment and other employee benefit liabilities. For a detailed discussion on the application of these and other accounting policies, see Note 3 — Summary of Significant Accounting Policies to the financial statements included herein.
Revenue Recognition.  Revenue includes sales value received for the Company’s principal product, silver, and associated by-product revenues from the sale of by-product metals by its silver producing properties, consisting primarily of gold. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.
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
At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700.
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
The Company reported ore on leach pad of $44.3 million as of December 31, 2012. Of this amount, $23.0 million is reported as a current asset and $21.3 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that will be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production of costs of abnormal production levels, less costs allocated to minerals recovered through the leach process. The costs consist of those production activities occurring at the mine site and include the costs, including depreciation, associated with mining, crushing and precipitation circuits. In addition, refining is provided by a third-party refiner to place the metal extracted from the leach pad in a saleable form. These additional costs are considered in the valuation of inventory.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The Company believes its current residual heap leach activities are expected to continue through 2015. The ultimate recovery will not be known until leaching operations cease. The Company estimated the number of ounces that are recoverable from the stage IV leach pad at December 31, 2012. If its estimate of ultimate recovery requires adjustment, the impact upon its valuation and upon its income statement would be as follows:

	Positive/Negative Change in Recoverable Silver Ounces			Positive/Negative Change in Rcoverable Gold Ounces
	5%	10%	15%	5%	10%	15%
Quantity of recoverable ounces	65,026	130,052	195,079	578	1,157	1,735
Positive impact on future cost of production per silver equivalent ounce for increases in recoverable metal	$0.23	$0.45	$0.66	$0.13	$0.25	$0.37
Negative impact on future cost of production per silver equivalent ounce for decreases in recoverable metal	$(0.25)	$(0.51)	$(0.80)	$(0.13)	$(0.27)	$(0.41)
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2011 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued $2.5 million in interest and penalties at December 31, 2012, related to an item under audit review in Bolivia.
Operating Statistics and Ore Reserve Estimates
The Company's total production in 2012 was 18.0 million ounces of silver and 226,486 ounces of gold, compared to 19.1 million ounces of silver and 220,382 ounces of gold in 2011. Total estimated proven and probable reserves at December 31, 2012 were approximately 220.4 million ounces of silver and 2.0 million ounces of gold, compared to silver and gold ore reserves at December 31, 2011 of approximately 216.3 million ounces and 2.3 million ounces, respectively.

The following table shows the estimated amounts of proven and probable ore reserves and mineralized material at the following Company locations at year-end 2012:

	Proven and Probable Ore Reserves					Mineralized Material
	(000’s) Tons	Grade Ag oz/t	Grade Au oz/t	(000’s) Ounces Ag	(000’s) Ounces Au	(000’s) Tons	Grade Ag oz/t	Grade Au oz/t
Palmarejo	12,852	4.13	0.05	53,110	665	23,712	1.93	0.041
San Bartolomé	42,886	2.54	—	109,088	—	20,040	2.27	—
Kensington	4,667	—	0.22	—	1,016	2,606	—	0.202
Rochester	79,923	0.56	0.004	44,897	308	264,283	0.46	0.003
Martha(1)	—	—	—	—	—	57	13.57	0.02
Endeavor	4,766	2.8	—	13,345	—	10,941	2.21	—
Joaquin Development Property(2)	—	—	—	—	—	17,340	3.76	0.004
Lejano Development Property	—	—	—	—	—	1,233	2.42	0.008
Total	145,094			220,440	1,989	340,212
	Total tons	Ag oz/t	Au oz/t			Total tons	Ag oz/t	Au oz/t
	(000’s)	(Wt. Avg.)	(Wt. Avg.)			(000’s)	(Wt. Avg.)	(Wt. Avg.)
Summary by metal:
Silver	140,427	1.57				337,606	0.90
Gold	97,442		0.02			309,231		0.008

(1)	The Martha mine ceased active mining operations in September 2012.

(2)	Tons are shown reflecting the Company's current 100% ownership in the Joaquin property.

The following table presents production information by mine and consolidated sales information for the years ended December 31:

	2012	2011	2010
PRIMARY SILVER OPERATIONS:
Palmarejo(1)
Tons milled	2,114,366	1,723,056	1,835,408
Ore grade/Ag oz	4.70	6.87	4.60
Ore grade/Au oz	0.05	0.08	0.06
Recovery/Ag oz (%)(1)	83.0	76.4	69.8
Recovery/Au oz (%)(1)	94.4	92.2	91.1
Silver production ounces(3)	8,236,013	9,041,488	5,887,576
Gold production ounces(3)	106,038	125,071	102,440
Cash operating costs/oz(4)	$1.33	$(0.97)	$4.10
Cash cost/oz(4)	$1.33	$(0.97)	$4.10
Total production cost/oz	$19.26	$16.80	$19.66
San Bartolomé
Tons milled	1,477,271	1,567,269	1,504,779
Ore grade/Ag oz	4.49	5.38	5.03
Recovery/Ag oz (%)	89.5	88.9	88.6
Silver production ounces(3)	5,930,394	7,501,367	6,708,775
Cash operating costs/oz(4)	$11.76	$9.10	$7.87
Cash cost/oz(4)	$12.95	$10.64	$8.67
Total production cost/oz	$15.81	$13.75	$11.72
Rochester[2]
Tons Mined	11,710,795	2,028,889	—
Ore grade/Ag oz	0.55	0.47	—
Ore grade/Au oz	0.0047	0.0047	—
Recovery/Ag oz (%)(2)	57.0	165.1	—
Recovery/Au oz (%)(2)	89.9	75.6	—
Silver production ounces(3)	2,801,405	1,392,433	2,023,423
Gold production ounces(3)	38,066	6,276	9,641
Cash operating costs/oz(4)	9.62	22.97	2.93
Cash cost/oz(4)	11.65	24.82	3.78
Total production cost/oz	14.05	27.21	4.82

	2012	2011	2010
Martha
Tons milled	100,548	101,167	56,401
Ore grade/Ag oz	4.01	6.29	31.63
Ore grade/Au oz	0.0035	0.0082	0.04
Recovery/Ag oz (%)	80.3	83.2	88.3
Recovery/Au oz (%)	72.2	74.0	84.1
Silver production ounces	323,386	529,602	1,575,827
Gold production ounces	257	615	1,838
Cash operating costs/oz(4)	$49.77	$32.79	$13.16
Cash cost/oz(4)	$50.71	$34.08	$14.14
Total production cost/oz	$55.03	$36.19	$20.02
Endeavor
Tons milled	791,209	743,936	653,550
Ore grade/Ag oz	2.26	1.83	1.96
Recovery/Ag oz (%)	41.0	45.0	44.3
Silver production ounces	734,008	613,361	566,134
Cash operating costs/oz(4)	$17.27	$18.87	$10.15
Cash cost/oz(4)	$17.27	$18.87	$10.15
Total production cost/oz	$23.52	$24.00	$13.66
GOLD OPERATIONS:
Kensington
Tons milled	394,780	415,340	174,028
Ore grade/Au oz	0.22	0.23	0.28
Recovery/Au oz (%)	95.6	92.7	89.9
Gold production ounces(3)	82,125	88,420	43,143
Cash operating costs/oz(4)	$1,358	$1,088	$989
Cash cost/oz(4)	$1,358	$1,088	$989
Total production cost/oz	$1,865	$1,494	$1,394
CONSOLIDATED PRODUCTION TOTALS
Silver ounces(3)	18,025,206	19,078,251	16,761,735
Gold ounces(3)	226,486	220,382	157,062
Cash operating costs/oz(4)	$7.57	$6.31	$6.53
Cash cost per oz/silver(4)	$8.30	$7.09	$7.05
Total production cost/oz	$18.14	$17.14	$14.52
CONSOLIDATED SALES TOTALS
Silver ounces sold(3)	17,965,383	19,057,503	17,221,335
Gold ounces sold(3)	213,185	238,551	130,142
Realized price per silver ounce	$30.92	$35.15	$20.99
Realized price per gold ounce	$1,665	$1,558	$1,237

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

(3)	Current production ounces and recoveries reflect final metal settlements of previously reported production ounces.

(4)	See "Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs."

Reconciliation of Non-GAAP Cash Costs to GAAP Production Costs
In this Form 10-K, the Company has disclosed certain non-U.S. GAAP measures, such as “cash costs”, “cash operating costs” and related per ounce measures. These measures are used in the mining industry and by the Company's management to measure, across periods, the net cash flow generated by mining operations. The Company cannot assure investors that other mining companies will calculate these measures in the same manner that the Company does.
Production costs is the closest comparable U.S. GAAP measure for these measures. Accordingly, we have provided in the tables below a reconciliation of cash costs and cash operating costs to production costs. The corresponding per ounce measures can be calculated by dividing cash costs or cash operating costs, as applicable, by the number of ounces of silver or gold produced at the business unit.
Cash costs reflect the direct and overhead cash costs arising from the physical activities involved in producing metal. These costs include the cost of mining, processing and other plant costs, third-party refining and smelting costs, marketing expenses, on-site general and administrative expenses, royalties and mining production taxes, but net of by-product revenues earned from selling metals other than the primary metal produced by the business unit. Cash costs exclude certain amounts required to be included in production costs (which amounts can be substantial), including third-party smelting costs, by-product credits, inventory adjustments and other non-cash charges.
Cash operating costs are calculated as cash costs less royalties and production taxes.
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs
Year Ended December 31, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha(1)	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$10,958	$69,771	$111,499	$26,959	$16,094	$12,675	$247,956
Royalties	—	7,084	—	3,487	306	—	10,877
Production taxes	—	—	—	2,195	—	—	2,195
Total Cash Costs (Non-U.S. GAAP)	$10,958	$76,855	$111,499	$32,641	$16,400	$12,675	$261,028
Add/Subtract:
Third party smelting costs	—	—	(10,910)	—	(3,943)	(3,648)	(18,501)
By-product credit	176,237	—	—	63,440	422	—	240,099
Other adjustments	1,108	256	17	(1,355)	882	—	908
Change in inventory	9,175	(5,683)	(13,517)	(20,470)	3,922	(204)	(26,777)
Depreciation, depletion and amortization	146,557	16,707	41,645	8,065	515	4,591	218,080
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$344,035	$88,135	$128,734	$82,321	$18,198	$13,414	$674,837
Production of silver (ounces)	8,236,013	5,930,394	—	2,801,405	323,386	734,008	18,025,206
Cash operating cost per silver ounce	$1.33	$11.76	$—	$9.62	$49.77	$17.27	$7.57
Cash costs per silver ounce	$1.33	$12.95	$—	$11.65	$50.71	$17.27	$8.30
Production of gold (ounces)	—	—	82,125	—	—	—	82,125
Cash operating cost per gold ounce	$—	$—	$1,358	$—	$—	$—	$1,358
Cash cost per gold ounce	$—	$—	$1,358	$—	$—	$—	$1,358

Year Ended December 31, 2011

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha(1)	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$(8,743)	$68,277	$96,234	$31,978	$17,367	$11,573	$216,686
Royalties	—	11,561	—	2,177	685	—	14,423
Production taxes	—	—	—	409	—	—	409
Total Cash Costs (Non-U.S. GAAP)	$(8,743)	$79,838	$96,234	$34,564	$18,052	$11,573	$231,518
Add/Subtract:
Third party smelting costs	—	—	(11,003)	—	(2,882)	(2,872)	(16,757)
By-product credit	197,342	—	—	9,898	949	—	208,189
Other adjustments	1,441	906	19	522	559	—	3,447
Change in inventory	(3,839)	(1,065)	16,422	(16,727)	(1,165)	(67)	(6,441)
Depreciation, depletion and amortization	159,231	22,408	35,839	2,807	554	3,148	223,987
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$345,432	$102,087	$137,511	$31,064	$16,067	$11,782	$643,943
Production of silver (ounces)	9,041,488	7,501,367	—	1,392,433	529,602	613,361	19,078,251
Cash operating cost per silver ounce	$(0.97)	$9.10	$—	$22.97	$32.79	$18.87	$6.31
Cash costs per silver ounce	$(0.97)	$10.64	$—	$24.82	$34.08	$18.87	$7.09
Production of gold (ounces)	—	—	88,420	—	—	—	88,420
Cash operating cost per gold ounce	$—	$—	$1,088.37	$—	$—	$—	$1,088.37
Cash cost per gold ounce	$—	$—	$1,088.37	$—	$—	$—	$1,088.37
Year Ended December 31, 2010

(In thousands except ounces and per ounce costs)	Palmarejo(2)	San Bartolomé	Kensington	Rochester	Martha(1)	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$24,164	$52,810	$42,652	$5,932	$20,730	$5,747	$152,035
Royalties	—	5,384	—	174	1,548	—	7,106
Production taxes	—	—	—	1,540	—	—	1,540
Total Cash Costs (Non-U.S. GAAP)	$24,164	$58,194	$42,652	$7,646	$22,278	$5,747	$160,681
Add/Subtract:
Third party smelting costs	—	—	(4,599)	—	(3,299)	(1,544)	(9,442)
By-product credit(3)	126,588	—	—	11,756	2,192	—	140,536
Other adjustments	131	806	—	211	1,422	—	2,570
Change in inventory	(23,224)	1,022	(24,011)	5,148	4,446	(90)	(36,709)
Depreciation, depletion and amortization	91,457	19,650	17,487	1,890	7,848	1,989	140,321
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$219,116	$79,672	$31,529	$26,651	$34,887	$6,102	$397,957
Production of silver (ounces)	5,887,576	6,708,775	—	2,023,423	1,575,827	566,134	16,761,735
Cash operating cost per silver ounce	$4.10	$7.87	$—	$2.93	$13.16	$10.15	$6.53
Cash costs per silver ounce	$4.10	$8.67	$—	$3.78	$14.14	$10.15	$7.05
Production of gold (ounces)	$—	$—	$43,143	$—	—	$—	$43,143
Cash operating cost per gold ounce	$—	$—	$988.63	$—	$—	$—	$988.63
Cash cost per gold ounce	$—	$—	$988.63	$—	$—	$—	$988.63

(1)	The Martha mine ceased active mining operations in September 2012.

(2)
The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(3)	Amounts reflect final metal settlement adjustments.

Gold is accounted for as a by-product credit at the Palmarejo and Rochester mines whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If the Company's accounting policy was changed to treat gold as a co-product, the following costs per ounce would be reported:

2012
	Palmarejo	Rochester
Total cash operating costs	$187,195	$90,400
Total cash costs	$187,195	$96,081

Revenue
Silver	59%	59%
Gold	41%	41%

Ounces produced
Silver	8,236,013	2,801,405
Gold	103,068	38,066

Total cash operating costs per ounce
Silver	$13.45	$19.20
Gold	$742	$962

Total cash costs per ounce
Silver	$13.45	$20.40
Gold	$742	$1,023

2011
	Palmarejo	Rochester
Total cash operating costs	$188,599	$41,876
Total cash costs	$188,599	$44,463

Revenue
Silver	61%	84%
Gold	39%	16%

Ounces produced
Silver	9,041,488	1,392,433
Gold	125,071	6,276

Total cash operating costs per ounce
Silver	$12.82	$25.34
Gold	$581	$1,050

Total cash costs per ounce
Silver	$12.82	$26.91
Gold	$581	$1,115

2010
	Palmarejo	Rochester
Total cash operating costs	$150,752	$17,688
Total cash costs	$150,752	$19,401

Revenue
Silver	78%	48%
Gold	22%	52%

Ounces produced
Silver	5,887,576	2,023,423
Gold	102,440	9,641

Total cash operating costs per ounce
Silver	$19.90	$4.20
Gold	$328	$952

Total cash costs per ounce
Silver	$19.90	$4.61
Gold	$328	$1,045

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Sales of metal from continuing operations in the year ended December 31, 2012 decreased by $125.7 million, or 12.3%, from the year ended December 31, 2011 to $895.5 million. The decrease was primarily due to a decrease in the quantity of silver and gold ounces sold and a lower realized price per ounce for silver in 2012. The decreased sale of silver ounces was primarily due to decreases in silver production at the Palmarejo and San Bartolomé mines. In 2012, the Company sold 18.0 million ounces of silver and 213,185 ounces of gold, compared to sales of 19.1 million ounces of silver and 238,551 ounces of gold in 2011 from continuing operations. In the year ended December 31, 2012, the Company realized average silver and gold prices of $30.92 per ounce and $1,665 per ounce, respectively, compared with realized average prices of $35.15 per ounce and $1,558 per ounce, respectively, in the prior year. Silver contributed 61.4% of sales as compared to 38.6% from gold.
Included in revenues is by-product metal sales derived from the sale of gold by the Company's silver producing properties. In 2012, by-product revenues totaled $234.8 million compared to $207.4 million in 2011. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
In the year ended December 31, 2012, the Company’s continuing operations produced a total of 18.0 million ounces of silver and 226,486 ounces of gold compared to 19.1 million ounces of silver and 220,382 ounces of gold in 2011. The decrease in silver production is primarily due to lower production levels at Palmarejo and San Bartolomé, partially off-set by higher production at Rochester in 2012 compared to 2011. The increase in gold production is primarily due to an increase in production at the Rochester mine due to a new leach pad having been in operation for a full year.
Production costs applicable to sales from continuing operations for the year ended December 31, 2012 increased by $36.8 million, or 8.8%, from the year ended December 31, 2011 to $456.8 million. The increase in production costs applicable to sales for the year is primarily due to increases at Palmarejo, San Bartolomé, and Rochester. Equipment maintenance costs were up due to major component rebuilds and spare parts for the mining fleet. Rehabilitation work and on-going ground control expenses at Palmarejo also contributed to the increase.
Depreciation and depletion decreased in the year ended December 31, 2012 by $5.6 million, or 2.5%, over the prior year, The decrease was primarily the result of a decrease in depletion of $13.1 million due to production decreases offset by an increase in depreciation of $6.1 million. The majority of depletion decrease is attributed to Palmarejo of $17.5 million, with smaller decreases at San Bartolomé and Martha of $2.0 million and $0.2 million, respectively. These decreases were offset by increases at Kensington, Endeavor, and Rochester of $1.5 million, $1.4 million, and $2.3 million respectively. The depreciation increase is attributed to increases at Kensington, Palmarejo, and Rochester of $4.3 million, $2.1 million, and $3.0 million respectively, as more capital projects have been placed in service at these sites. These increases were offset by a decrease at San Bartolomé.
Costs and Expenses
Administrative and general expenses increased $1.6 million or 5.1% in 2012 compared to 2011. The increase was primarily due to increased legal and finance related expenses and salaries and relocation costs for new employees.
Exploration expenses increased by $7.1 million or 37.3% in 2012 compared to 2011 primarily as a result of increased exploration activity at and around the Company’s existing properties. This exploration is described in more detail under "Item 2. Properties."
Pre-development, care and maintenance and other expenses were $1.3 million, a decrease of $18.2 million from 2011, primarily related to non-recurring charges for the expansion of mining at the Rochester mine in 2011.
Other Income and Expenses
Non-cash fair value adjustments, net in the twelve months ended December 31, 2012 were a loss of $23.5 million compared to a loss of $52.1 million in the year ended December 31, 2011. The majority of the decrease in the fair value adjustment, net was due to the impact of changing gold prices on the Palmarejo gold production royalty obligation.
Interest income and other increased by $21.0 million to $14.4 million in the year ended December 31, 2012, compared with net expense of $6.6 million in the year ended December 31, 2011. The majority of the increase is the result of foreign currency gains and a $2.5 million business interruption insurance settlement at San Bartolomé.
Interest expense, net of capitalized interest, decreased to $26.2 million in the year ended December 31, 2012 from $34.8 million in the the year ended December 31, 2011. The decrease in interest expense was primarily due to a decrease in total outstanding debt and capital lease obligations.
Income Taxes
For the year ended December 31, 2012, the Company reported an income tax provision of approximately $68.6 million compared to an income tax provision of $114.3 million in 2011. The following table summarizes the components of the Company’s income tax provision for the years ended 2012 and 2011.

	Years Ended December
	2012	2011
Current:
United States — Alternative minimum tax	$(257)	$2,015
United States — Foreign withholding tax	(736)	(842)
Argentina	976	(1,219)
Australia	(1,760)	(1,755)
Mexico	(7,814)	(1,084)
Bolivia	(43,546)	(59,660)
Deferred:
Australia	(223)	(661)
Bolivia	(1,086)	(207)
Mexico	(10,579)	(28,022)
United States	(3,587)	(22,902)
Income tax benefit (provision)	$(68,612)	$(114,337)
In 2012, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to inflationary adjustments on non-monetary assets and the Company being subject to the Mexico IETU tax, which is a form of alternative minimum tax. Further, the Company accrued foreign withholding taxes of approximately $0.7 million on inter-company transactions between the U.S. parent and the Argentina, Mexico and Australia subsidiaries. Also, as a result of an audit of the 2009 Bolivian tax return, the Company has recognized an additional $7.8 million of expenses, including interest and penalties for uncertain tax positions for the years ending 2008, 2009, 2010, and 2011 and an additional $3.9 million of expense for the year ended 2012. Finally, the Company recognized a $15.5 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, utilization of net operating loss carryforwards and deferred withholding taxes in various jurisdictions (principally U.S. and Mexico).
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
Included in revenues is by-product metal sales derived from the sale of gold by the Company's silver producing properties. In 2011, by-product revenues totaled $207.4 million compared to $134.9 million in 2010. The Company believes that presentation of these revenue streams as by-products from its current operations will continue to be appropriate in the future.
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
Production costs applicable to sales from continuing operations for the year ended December 31, 2011 increased by $162.3 million, or 63.0%, from the year ended December 31, 2010 to $420.0 million. The increase in production costs applicable to sales for the year is primarily due to the inclusion of a full year of operating costs for the Kensington mine and higher production levels at Palmarejo and San Bartolomé.
Depreciation and depletion increased in the year ended December 31, 2011 by $82.9 million, or 58.5%, over the prior year, primarily due to an increase in production at the Palmarejo mine and a full year of depreciation and depletion expense from the Kensington mine.
Costs and Expenses
Administrative and general expenses increased $7.2 million or 29.8% in 2011 compared to 2010 due primarily to severance related expenses connected to the departure of the Company's former President and Chief Executive Officer and share-based compensation expense from cash settled awards.
Exploration expenses increased by $4.9 million or 34.2% in 2011 compared to 2010 primarily as a result of increased exploration activity at and around the Company’s existing properties. This exploration is described in more detail under "Item 2,. Properties."
Pre-development, care and maintenance and other expenses were $19.4 million, an increase of $16.6 million from 2010, primarily related to costs incurred to re-permit and prepare for the expansion of mining at Rochester.
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
Interest expense, net of capitalized interest was $34.8 million in 2011 compared to $30.9 million in 2010. The increase in interest expense is primarily the result of increased interest expense for the Kensington Term Facility. See Note 14 — Debt and Royalty Obligation to the financial statements included herein, for further discussion. In addition, the Kensington project was placed into service on July 3, 2010, decreasing capitalized interest in 2011 as compared to 2010. Capitalized interest was $2.2 million in 2011 compared to $9.9 million in 2010.
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

Liquidity and Capital Resources
Working Capital; Cash and Cash Equivalents
The Company’s working capital at December 31, 2012 decreased by $44.9 million to $167.9 million compared to $212.9 million at December 31, 2011. The ratio of current assets to current liabilities was 1.70 to 1 at December 31, 2012 compared to 1.84 to 1 at December 31, 2011.
The Company’s financing activities used $188.1 million of cash during 2012 compared to net cash used for financing activities of $146.3 million in 2011. The increase in net cash used in financing activities was primarily due to payments on long term debt, the gold production royalty and the share repurchase program.
As of December 31, 2012, the Company’s cash, equivalents and short-term investments totaled $126.4 million.
Liquidity
The Company intends to indefinitely reinvest a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the year ended December 31, 2012 and the year ended December 31, 2011. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
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

Cash Provided by Operating Activities
Net cash provided by operating activities in the year ended December 31, 2012 was $271.6 million, compared with $416.2 million for the year ended December 31, 2011.
Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$271,634	$416,173	$165,563
Changes in operating assets and liabilities:
Receivables and other current assets	(9,756)	21,950	6,228
Prepaid expenses and other	(2,489)	8,839	(5,871)
Inventories	48,305	30,408	47,887
Accounts payable and accrued liabilities	31,019	(22,990)	(29,888)
Operating cash flow (Non GAAP)	$338,713	$454,380	$183,919
Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2012 was $133.1 million, compared to $161.0 million in the year ended December 31, 2011. The decrease was primarily the result of a decrease in purchases of investments and an increase in the proceeds from sale of investments. The Company spent $13.0 million to purchase investments in 2012, compared with $49.5 million in 2011. The Company had proceeds from sales of investments of $21.7 million in 2012, compared with $6.2 million in 2011.
The Company spent $115.6 million on capital expenditures in 2012, compared with $120.0 million during 2011. Capital expenditures in 2012 were primarily related to capitalized exploration drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo; and tailings expansion, paste plant construction, underground development and upgraded surface facilities at Kensington.
On December 21, 2012, the Company completed its acquisition of the equity interests of Mirasol Argentina SRL in exchange for a total of approximately 1.3 million shares of Coeur common stock valued at $30 million, a total cash payment of approximately $30.0 million and assumption of liabilities of $0.1 million. Mirasol Argentina SRL holds the Joaquin silver-gold project in the Santa Cruz province of Argentina.
Cash Used in Financing Activities
Net cash used in financing activities during the year ended December 31, 2012 was $188.1 million compared to $146.3 million for the same time period last year. The increase in cash used in financing activities is primarily the result of repaying off the Kensington Term Facility (as defined below). During the year ended December 31, 2012, the Company paid $171.9 million to settle existing debt and royalty obligations, primarily the repayment of the Kensington Term Facility and payment of the Palmarejo gold production royalty. During the year ended December 31, 2011, the Company paid $172.5 million to settle existing debt.

Debt and Capital Resources
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the twelve months ended December 31, 2012 was $0.2 million and was charged to interest expense.
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
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) the ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3.00 to 1.00 after two years), (ii) the ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) the tangible net worth to be not less than 90% of the tangible net worth as of March 31, 2012 plus 25% of the net income for each fiscal quarter ending after March 31, 2012 to the date of measurement. The Company was in compliance with all covenants during the year ended 2012.
3.25% Convertible Senior Notes due 2028
As of December 31, 2012, the outstanding balance of the 3.25% Convertible Senior Notes was $48.7 million, or $48.1 million net of debt discount.
The carrying value of the equity component representing the embedded conversion option at December 31, 2012 and December 31, 2011 was $10.9 million.
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
The Company announced on February 13, 2013 that it is offering to repurchase all of its outstanding 3.25% Convertible Senior Notes due 2028.
7.785% Convertible Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
The Notes are governed by an Indenture, dated as of January 29, 2013 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”).
The Notes are the Company's unsecured senior obligations and rank equally in right of payment with all of its existing and future unsecured senior debt and rank senior in right of payment to all of its existing and future subordinated debt. The Notes are effectively subordinated to any of the Company's existing and future secured debt, including indebtedness under the Company's senior credit facility (the “Senior Credit Facility”), to the extent of the value of the assets securing such debt. Initially, the Company's obligations under the Notes are jointly and severally guaranteed by the all of the Company's domestic subsidiaries that guarantee the borrowings under the Senior Credit Facility. In addition, each of the Company's restricted subsidiaries that becomes a borrower under or that guarantees the Senior Credit Facility, or that guarantees other indebtedness that exceeds $20.0 million aggregate principal amount, will be required to guarantee the Notes in the future. The guarantees rank equally in right of payment to all of the Guarantors' existing and future unsecured senior debt and senior in right of payment to all of the Guarantors' existing and future subordinated debt. The guarantees are effectively subordinated to any of the Guarantors' existing and future secured debt to the extent of the value of the assets securing such debt. The Notes are also structurally subordinated to the liabilities of subsidiaries of the Company that have not guaranteed the Notes.
The Notes bear interest at a rate of 7.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding January 15 and July 15. In certain circumstances the Company may be required to pay additional interest.
At any time prior to February 1, 2017, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the Notes on or after February 1, 2017, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to February 1, 2016, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 107.875% of the principal amount.
Upon the occurrence of a change of control triggering event (as defined in the Indenture), unless the Company has exercised its right to redeem the Notes, each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.
If the Company or its restricted subsidiaries sell assets under certain circumstances specified in the Indenture and do not use the proceeds for certain specified purposes, the Company must offer to use certain net proceeds therefrom to repurchase the Notes and other debt that ranks equal in right of payment to the Notes on a pro rata basis. The purchase price of the Notes will be equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable date of repurchase.
If the Company receives excess political risk insurance proceeds (as defined in the Indenture) related to its San Bartolomé mine and does not use the proceeds for certain specified purposes, the Company must offer to use certain net proceeds therefrom to repurchase the Notes and other debt that ranks equal in right of payment to the Notes and contains similar political risk insurance offer provisions on a pro rata basis. The purchase price of the Notes will be equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable date of repurchase.
The Indenture contains covenants that, among other things, limit the Company's ability under certain circumstances to create liens or enter into sale-leaseback transactions and impose conditions on the Company's ability to engage in mergers, consolidations and sales of all or substantially all of its assets.
The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. If an Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the Notes to be due and payable.
Kensington Term Facility
On August 16, 2012, Coeur Alaska prepaid all obligations and indebtedness outstanding under the Kensington Term Facility, which totaled approximately $68.6 million and resulted in a $1.0 million loss in 2012. Upon payment in full, the Kensington Term Facility was terminated and all of the liens granted under the Kensington Term Facility were released.
As a condition to the Kensington Term Facility, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 97,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the call options was $1,967.89. Put options protecting 122,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the put options was $967.86.

Capital Lease Obligations
As of December 31, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $11.4 million and $27.0 million, respectively.
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
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2012, payments had been made on a total of 202,648 ounces of gold with further payments to be made on an additional 197,352 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the years ended December 31, 2012 and 2011, the Company paid $74.7 million and $73.2 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce of silver.
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the years ended December 31, 2012, 2011, and 2010 of $19.1 million and $22.2 million, and $20.5 million respectively. As of December 31, 2012 and 2011, the remaining minimum obligation under the royalty agreement was $61.9 million and $72.1 million, respectively.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 19 — Derivative Financial Instruments in the notes to the consolidated financial statements, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the years ended December 31, 2012, 2011and 2010, the Company capitalized interest of $2.7 million, $2.2 million and $9.9 million, respectively.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2012 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Long-term debt obligation:
Convertible debt(1)	$48,658	$48,658	$—	$—	$—
Interest on debt	25,302	1,581	3,163	3,163	17,395
	73,960	50,239	3,163	3,163	17,395

Capital lease obligations(2)	12,038	8,323	3,155	330	230

Operating lease obligations:
Hyak Mining Lease	6,172	268	537	537	4,830
Operating leases	13,980	5,065	8,093	555	267
	20,152	5,333	8,630	1,092	5,097

Other long-term obligations:
Reclamation and mine closure(3)	93,123	668	2,042	3,903	86,510
Lines of credit and other financing(4)	—	—	—	—	—
Severance payments(5)	7,557	1,437	—	—	6,120
Palmarejo Royalty Obligation(6)	254,966	69,198	129,166	56,602	—
	355,646	71,303	131,208	60,505	92,630
Total	$461,796	$135,198	$146,156	$65,090	$115,352

(1)
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt and Capital Resources - 3.25% Convertible Senior Notes due 2028". The Company announced its offer to repurchase the 3.25% Convertible Senior Notes due 2028 on February 12, 2013.

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

(4)	See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt and Capital Resources - Revolving Credit Facility."

(5)	Severance amounts represent accrued benefits for government mandated severance at the Palmarejo mine, Martha mine, San Bartolomé mine, and Coeur South America.

(6)	See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt and Capital Resources - Palmarejo Gold Production Royalty Obligation."
Environmental Compliance Expenditures
For the years ended December 31, 2012, 2011, and 2010, the Company expended $9.6 million, $10.4 million and $7.7 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities. In addition, the Company has incurred reclamation costs of $0.5 million, $0.4 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010. Such costs stem from activities including monitoring, earth moving water treatment and re-vegetation activities.
The Company estimates that environmental compliance expenditures during 2013 will be approximately $5.9 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities. The Company places a very high priority on its compliance with environmental regulations.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recently Adopted Accounting Standards
The Accounting Standard Codification
Effective January 1, 2012, the Company adopted ASU 2011-04 which included new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. In addition, the standard includes specifications for the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The adoption of this standard has no material effect on the Company's financial position, results of operations or cash flows. Refer to Note 6 — Fair Value Measurements, for further details regarding the Company’s assets and liabilities measured at fair value.
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
In December, 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. The Company does not believe the adoption of this update will have a material impact on the disclosure requirements for its consolidated financial statements.

Risk Factors; Forward-Looking Statements
For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth above in "Item 1A. Risk Factors." In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in “Item 1. Business” under the caption “Important Factors Relating to Forward-Looking Statements.”
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
Concentrate Sales Contracts
At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,000. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700.
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
During 2012 and 2011, the Company entered into forward foreign currency exchange contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine.
At December 31, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 13.11 MXP to each U.S. dollar and had a fair value of $0.1 million at December 31, 2012. The Company recorded mark-to-market gains (losses) of $3.3 million, $(3.2) million and $(1.3) million for the years ended December 31, 2012, 2011 and 2010, respectively, which is reflected in the gain (loss) on derivatives. A 10% weakening of the MXP would result in a reduction in fair value of $2.9 million. The Company recorded realized gains (losses) of $(1.6) million, $0.4 million and $1.6 million in production costs applicable to sales during the years ended December 31, 2012, 2011 and 2010, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of December 31, 2012, a total of 197,352 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at December 31, 2012 and December 31, 2011 was a liability of $145.1 million and $159.4 million, respectively. During the years ended December 31, 2012 and 2011, the mark-to-market adjustments for this embedded derivative amounted to a gain of $14.3 million and a gain of $2.6 million, respectively. For the years ended December 31, 2012 and 2011, realized losses on settlement of the liabilities were $45.4 million and $42.8 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the years ended December 31, 2012, and 2011 of $19.1 million and $22.2 million, respectively. As of December 31, 2012, and 2011, the remaining minimum obligation under the royalty agreement was $61.9 million and $72.1 million, respectively.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at December 31, 2012 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at December 31, 2012 would have decreased by approximately $0.2 million.

Gold Hedges
At December 31, 2012 the Company had outstanding call options requiring it to deliver 97,000 ounces of gold at a weighted average strike price of $1,968 per ounce if the market price of gold exceeds the strike price. At December 31, 2012, the Company had outstanding put options allowing it to sell 122,000 ounces of gold at a weighted average strike price of $968 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next four years. As of December 31, 2011 the fair market value of these contracts was a net liability of $9.3 million.
Additional information about the Company’s derivative financial instruments may be found in Note 19 - Derivative Financial Instruments in the notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
The financial statements required hereunder and contained herein are listed under Item 15, Exhibits, Financial Statement Schedules, below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2012.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based upon those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, as independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2012 Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2012 Fiscal Year End,” “2012 Option Exercises and Stock Vested,” “Pension Benefits and Non-Qualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2012 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	370,000	$31.04	2,925,857
Equity compensation plans not approved by security holders	—	—	—
Total	370,000	$31.04	2,925,857
_______________________________________

(1)	Amounts include 109,159 performance shares which are issued at the end of the three year service period if certain market conditions are met and the recipient remains an employee of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Certain Related Person Transactions” and “Committees of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur d’Alene Mines Corporation and subsidiaries are included in Item 8, Financial Statements and Supplementary Data.
Consolidated Balance Sheets — December 31, 2012 and 2011.
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Comprehensive Income (loss) for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.
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

3.4	Amended and restated Bylaws of the Registrant, effective July 17, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2012).
4.1	Specimen certificate of the Registrant’s stock. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2009).
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

4.4	Indenture, dated January 29, 2013, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Filed herewith).
4.5
Registration Rights Agreement, dated January 29, 2013, among the Registrant, certain subsidiaries of the Registrant, and Barclays Capital Inc. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2013).

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

10.5	Form of Restricted Stock Award Agreement (Filed herewith).*
10.6	Form of Incentive Stock Option Award Agreement (Filed herewith).*
10.7	Form of Non-Qualified Stock Option Award Agreement (Filed herewith).*
10.8	Form of Performance Share Award Agreement (Filed herewith).*
10.9	Form of Performance Unit Award Agreement (Filed herewith).*
10.10	Form of Cash Settled Restricted Stock Unit Award Agreement (Incorporated by reference to exhibit 10 (k) to the Registrant's Annual Report on Form 10-K filed on February 26, 2010.)*
10.11	Form of Cash-Settled Stock Appreciation Rights Award Agreement (Filed herewith).*
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

10.16
Employment Agreement, dated September 12, 2011, between the Company and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2011.)*

10.17
Side letter, dated September 12, 2011, between the Company and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 16, 2011.)*

10.18
Employment Agreement, dated September 16, 2011, between the Company and Frank L. Hanagarne Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 19, 2011.)*

10.19	Employment Agreement, dated December 31, 2011, between the Company and Luke Russell. (Filed herewith.)*
10.20	Amended and Restated 2003 Long-Term Incentive Plan of Coeur d'Alene Mines Corporation, dated December 17, 2012 (Filed herewith).*
10.21	Amended and Restated Coeur d'Alene Mines Corporation Executive Severance Policy (Filed herewith).*
10.22	Form of Director Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012).
10.23	Form of Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2012).
10.24
Credit Agreement, dated August 1, 2012, by and among the Registrant, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2012).

12	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).
21	List of subsidiaries of the Registrant. (Filed herewith).
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith)
99.1	Claims Dispute Map (Filed herewith)

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Coeur d’Alene Mines Corporation
(Registrant)

Date:	February 21, 2013	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs__________________________ Mitchell J. Krebs	Director, President, Chief Executive Officer (Principal Executive Officer)	February 21, 2013

/s/ Frank L. Hanagarne Jr.______________________ Frank L. Hanagarne Jr.	Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer )	February 21, 2013

/s/ Elizabeth M. Druffel________________________ Elizabeth M. Druffel	Treasurer and Chief Accountant (Principal Accounting Officer )	February 21, 2013

/s/ James J.Curran____________________________ James J. Curran	Director	February 21, 2013

/s/ Sebastian Edwards_________________________ Sebastian Edwards	Director	February 21, 2013

/s/ Robert E. Mellor___________________________ Robert E. Mellor	Director	February 21, 2013

/s/ John H. Robinson__________________________ John H. Robinson	Director	February 21, 2013

/s/ J. Kenneth Thompson_______________________ J. Kenneth Thompson	Director	February 21, 2013

/s/ Michael Bogert____________________________ Michael Bogert	Director	February 21, 2013

ANNUAL REPORT ON FORM 10-K
CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010
COEUR D’ALENE MINES CORPORATION
COEUR D’ALENE, IDAHO

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coeur d'Alene Mines Corporation:
We have audited the accompanying consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur d'Alene Mines Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 21, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Coeur d'Alene Mines Corporation:
We have audited Coeur d'Alene Mines Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur d'Alene Mines Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Coeur d'Alene Mines Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur d'Alene Mines Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 21, 2013

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2012	December 31, 2011
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$125,440	$175,012
Short term investments	9	999	20,254
Receivables	10	62,438	83,497
Ore on leach pad		22,991	27,252
Metal and other inventory	11	170,670	132,781
Deferred tax assets	16	2,458	1,869
Restricted assets		396	60
Prepaid expenses and other		20,790	24,218
		406,182	464,943
NON-CURRENT ASSETS
Property, plant and equipment, net	12	683,860	687,676
Mining properties, net	13	1,991,951	2,001,027
Ore on leach pad, non-current portion		21,356	6,679
Restricted assets		24,970	28,911
Marketable securities	9	27,065	19,844
Receivables, non-current portion	10	48,767	40,314
Debt issuance costs, net		3,713	1,889
Deferred tax assets	16	955	263
Other		12,582	12,895
TOTAL ASSETS		$3,221,401	$3,264,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$57,482	$78,590
Accrued liabilities and other		10,002	13,126
Accrued income taxes		27,108	47,803
Accrued payroll and related benefits		21,306	16,240
Accrued interest payable		478	559
Current portion of debt and capital leases	12,14	55,983	32,602
Current portion of royalty obligation	14	65,104	61,721
Current portion of reclamation and mine closure	15	668	1,387
Deferred tax liabilities	16	121	53
		238,252	252,081
NON-CURRENT LIABILITIES
Long-term debt and capital leases	14	3,460	115,861
Non-current portion of royalty obligation	14,19	141,879	169,788
Reclamation and mine closure	15	34,670	32,371
Deferred tax liabilities	16	577,488	527,573
Other long-term liabilities		27,372	30,046
		784,869	875,639
COMMITMENTS AND CONTINGENCIES (Notes 12, 14, 15, 16, 19, 20 and 23)
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 90,342,338 at December 31, 2012 and 89,655,124 at December 31, 2011		903	897
Additional paid-in capital		2,601,254	2,585,632
Accumulated deficit		(396,156)	(444,833)
Accumulated other comprehensive loss		(7,721)	(4,975)
		2,198,280	2,136,721
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,221,401	$3,264,441

The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except share data)
Sales of metal	$895,492	$1,021,200	$515,457
Production costs applicable to sales	(456,757)	(419,956)	(257,636)
Depreciation, depletion and amortization	(218,857)	(224,500)	(141,619)
Gross profit	219,878	376,744	116,202
COSTS AND EXPENSES
Administrative and general	32,977	31,379	24,176
Exploration	26,270	19,128	14,249
Loss on impairment	5,825	—	—
Pre-development, care, maintenance and other	1,261	19,441	2,877
Total cost and expenses	66,333	69,948	41,302
OPERATING INCOME	153,545	306,796	74,900
OTHER INCOME AND EXPENSE, NET
Loss on debt extinguishments	(1,036)	(5,526)	(20,300)
Fair value adjustments, net	(23,487)	(52,050)	(117,094)
Interest income and other, net	14,436	(6,610)	771
Interest expense, net of capitalized interest	(26,169)	(34,774)	(30,942)
Total other income and expense, net	(36,256)	(98,960)	(167,565)
Income (loss) from continuing operations before income taxes	117,289	207,836	(92,665)
Income tax (provision) benefit	(68,612)	(114,337)	9,481
Income (loss) from continuing operations	$48,677	$93,499	$(83,184)
Loss from discontinued operations	—	—	(6,029)
Loss on sale of net assets of discontinued operations	—	—	(2,095)
NET INCOME (LOSS)	$48,677	$93,499	$(91,308)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Basic income (loss) per share:
Net income (loss) from continuing operations	$0.54	$1.05	$(0.95)
Net income (loss) from discontinued operations	—	—	(0.10)
Net income (loss)	0.54	1.05	(1.05)
Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.54	$1.04	$(0.95)
Net income (loss) from discontinued operations	—	—	(0.10)
Net income (loss)	$0.54	$1.04	$(1.05)
Weighted average number of shares of common stock
Basic	89,437	89,383	87,185
Diluted	89,603	89,725	87,185
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$48,677	93,499	$(91,308)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on available for sale securities, net	(2,746)	(4,975)	(5)
Other comprehensive loss	(2,746)	(4,975)	(5)
COMPREHENSIVE INCOME (LOSS)	$45,931	88,524	$(91,313)
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2012, 2011, and 2010

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2009	80,310	$803	$2,444,262	$(447,024)	$5	$1,998,046
Net loss	—	—	—	(91,308)	—	(91,308)
Common stock issued for payment of principal, interest and financing fees on 6.5% Senior Secured Notes	1,357	13	19,993	—	—	20,006
Common stock issued to extinguish 3.25% and 1.25% debt	7,639	77	113,357	—	—	113,434
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	10	—	594	—	—	594
Other	—	—	—	—	(5)	(5)
Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$—	$2,040,767
Net income	—	—	—	93,499	—	93,499
Common stock issued/cancelled under long-term incentive plans, net	339	4	7,426	—	—	7,430
Other comprehensive loss	—	—	—	—	(4,975)	(4,975)
Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$(4,975)	$2,136,721
Net income	—	—	—	48,677	—	48,677
Other comprehensive loss	—	—	—	—	(2,746)	(2,746)
Common stock share buy back	(893)	(9)	(19,962)	—	—	(19,971)
Common stock issued for the acquisition of Joaquin property	1,310	13	29,987	—	—	30,000
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	270	2	5,597	—		5,599
Balances at December 31, 2012	90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
The accompanying notes are an integral part of these consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,677	$93,499	$(91,308)
Add (deduct) non-cash items
Depreciation, depletion and amortization	218,857	224,500	143,813
Accretion of discount on debt and other assets, net	3,431	4,041	3,374
Accretion of royalty obligation	18,294	21,550	19,018
Deferred income taxes	16,163	51,792	(37,628)
Loss on debt extinguishment	1,036	5,526	20,300
Fair value adjustments, net	18,421	46,450	115,458
Loss (gain) on foreign currency transactions	(1,381)	380	3,867
Share-based compensation	8,010	8,122	7,217
Loss (gain) on sale of assets	1,101	(1,145)	(25)
Loss on impairment	5,825	—	—
Loss (gain) on asset retirement	279	(335)	(167)
Changes in operating assets and liabilities:
Receivables and other current assets	9,756	(21,950)	(6,228)
Prepaid expenses and other	2,489	(8,839)	5,871
Inventories	(48,305)	(30,408)	(47,887)
Accounts payable and accrued liabilities	(31,019)	22,990	29,888
CASH PROVIDED BY OPERATING ACTIVITIES	271,634	416,173	165,563
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(115,641)	(119,988)	(155,994)
Acquisition of Joaquin mineral interests	(29,297)	—	—
Purchase of short term investments and marketable securities	(12,959)	(49,501)	(5,872)
Proceeds from sales and maturities of short term investments, marketable securities	21,695	6,246	24,244
Other	3,087	2,282	5,927
CASH USED IN INVESTING ACTIVITIES	(133,115)	(160,961)	(131,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	27,500	176,166
Payments on long-term debt, capital leases, and associated costs	(97,170)	(85,519)	(106,827)
Payments on gold production royalty	(74,734)	(73,191)	(43,125)
Proceeds from gold lease facility	—	—	18,445
Payments on gold lease facility	—	(13,800)	(37,977)
Proceeds from sale-leaseback transactions	—	—	4,853
Reductions of (additions to) restricted assets associated with the Kensington Term Facility	4,645	(1,326)	(2,353)
Share repurchases	(19,971)	—	—
Other	(861)	18	286
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(188,091)	(146,318)	9,468
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,572)	108,894	43,336
Cash and cash equivalents at beginning of period	175,012	66,118	22,782
Cash and cash equivalents at end of period	$125,440	$175,012	$66,118
The accompanying notes are an integral part of these consolidated financial statements.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 -	NATURE OF OPERATIONS
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

NOTE 2 – BASIS OF PRESENTATION
Basis of Presentation: These consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (“U.S. GAAP”). All significant intercompany transactions and balances have been eliminated during consolidation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third-party smelting and refining costs of $16.6 million, $17.7 million and $8.6 million in 2012, 2011 and 2010, respectively, are recorded as a reduction of revenue.
At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,000. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $9,700.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Cash and Cash Equivalents: Cash and cash equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and cash equivalents with major U.S. and international banks and financial institutions located principally in the United States with a minimum credit rating of A1 as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.
Receivables: Trade receivables and other receivable balances recorded in other current assets are reported at outstanding principal amounts, net of an allowance for doubtful accounts, if deemed necessary. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party's credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectable.
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
The Company reported ore on the leach pads of $44.3 million as of December 31, 2012, and $33.9 million as of December 31, 2011. As of December 31, 2012, $23.0 million is reported as a current asset and $21.3 million is reported as a non-current asset. As of December 31, 2011, $27.3 million is reported as a current asset and $6.7 million is reported as a non-current asset. The distinction between current and non-current is based upon the expected length of time necessary for the leaching process to remove the metals from the broken ore. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that is expected to be extracted beyond twelve months is classified as non-current. Inventories of ore on leach pad are valued based on actual production costs incurred to produce and place ore on the leach pad, adjusted for effects on monthly production costs of abnormal production levels, less costs allocated to minerals recovered through the leach process.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. During the first quarter of 2011, the Company increased its estimated silver ounces contained in the Stage IV heap inventory by 0.7 million and decreased its estimated gold ounces contained in the heap inventory by 298 ounces. During the fourth quarter of 2011, the Company decreased its estimated silver ounces contained in the Stage IV heap inventory by 0.2 million ounces and decreased its estimated gold ounces contained in the Stage IV heap inventory by 10,828 ounces. During the fourth quarter of 2012, the Company increased its estimated silver ounces contained in the Stage IV heap inventory by 0.5 million ounces and increased its estimated gold ounces contained in the Stage IV heap inventory by 8,879 ounces.
The increase in estimated silver and gold ounces contained in the stage IV heap inventory is due to a change in the amount of time the Company expects to continue leaching. The ultimate recovery will not be known until leaching operations cease.
Metal and Other Inventory: Inventories include concentrate ore, doré, ore in stockpiles and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. To the extent there is work in process inventories at the Endeavor mine, such amounts are carried as inventories. Inventories of ore in stock piles are sampled for gold and silver content and are valued based on the lower of costs incurred or estimated net realizable value based upon the period ending prices of gold and silver. Material that does not contain a minimum quantity of gold and silver to cover estimated processing expense to recover the contained gold and silver is not classified as inventory and is assigned no value. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and doré

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

inventory includes product at the mine site and product held by refineries and are also valued at lower of cost or market value. Concentrate inventories associated with the Endeavor mine are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as administrative overhead costs relating to mining activities.
Property, Plant, and Equipment: Expenditures for new facilities, assets acquired pursuant to capital leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements and 3 to 13 years for machinery and equipment. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves. Maintenance and repairs are expensed as incurred. Gains or losses from sales or retirements of assets are included in other income or expense.
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
Drilling and related costs of approximately $13.9 million and $7.2 million at December 31, 2012 and 2011, respectively, met the criteria for capitalization listed above at the Company’s properties that are in the development and production stages.
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
Asset Impairment: Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total probability-weighted estimate or other appropriate estimate of future cash flows on an undiscounted basis are less than the carrying amount of the asset group, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and estimated fair value of the asset group, as determined through the application of present value technique to estimate fair value in the absence of a market price. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and required capital investment, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.
Coeur owns, directly or indirectly, 100% of Coeur Argentina S.R.L., which owns and operated the underground silver and gold Martha mine located in Santa Cruz, Argentina. Mining operations commenced at the Martha mine in June 2002 and the mine ceased active mining operation in September 2012. The Company recorded an impairment charge of $5.8 million in the year ended December 31, 2012.
As of December 31, 2012, the decrease in proven and probable resources at the Kensington mine prompted an impairment review of the carrying value of the mine. The review determined there were no impairments for the Kensington mine. The impairment assessment compared the cumulative undiscounted prospective cash flows of the mine over the expected mine life to the sum of the carrying value of the long-lived assets at Kensington as of December 31, 2012.
Restricted Assets: The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2012 and 2011, the Company held certificates of deposit and cash under these agreements of $25.0 million and $28.9 million, respectively, restricted for these purposes. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Foreign Currency: The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income or loss.
Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments are recorded each period in the consolidated statement of operations under the caption "fair value adjustments, net."
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2011 are subject to examination. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued additional expense due to an audit of San Bartolomé's 2009 Bolivian tax return, whereby San Bartolomé incurred an additional $1.4 million of tax expense, including interest and penalties, related to the 2009 tax year and recognized a further $15.5 million of tax expense, including interest and penalties, related to uncertainty in similar tax positions for the years 2010, 2011 and 2012.
Supplemental Cash Flow Information: The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

Non-cash financing and investing activities:	2012	2011	2010
Capital expenditures(1)	$3,402	$2,936	$(2,589)
Capital lease obligations	1,857	4,510	23,437
Non-cash capitalized interest	845	681	3,778
Non-cash interest paid with stock	—	—	1,756
Non-cash Joaquin acquisition and related deferred taxes	64,133	—	—
Other cash flow information:
Interest paid	6,092	11,033	12,676
Capitalized interest	2,663	2,175	9,885
Income taxes paid	54,680	44,396	9,998

(1)	Accrued capital expenditures are recognized in the consolidated statements of cash flows in the period in which they are paid.
Debt Issuance Costs: Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt using the effective interest method. Upon early retirement of all or a portion of a debt issue, a pro-rata fraction of the related debt issuance costs is written off and recognized as loss on debt extinguishment.
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 4 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2012, 479,767 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earning per share for the years ended December 31, 2012 , 2011, and 2010 because there is no excess value upon conversion over the principal amount of the Notes. For the year ended December 31, 2011, 1,059,228 shares of common stock equivalents related to convertible debt and 4,258 equity based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the year ended December 31, 2010, 1,296,231 common stock equivalents related to convertible debt and 496,291 options were not included in the computation of diluted per share calculations as the Company had recorded a net loss from continuing operations for the period.
The effect of potentially dilutive stock outstanding for the years ended December 31, 2012, and 2011 are as follows (in thousands, except per share data):

	Year ended December 31, 2012
	(In thousands except for EPS)
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common shareholders	$48,677	89,437	$0.54
Effect of Dilutive Securities
Equity awards	—	166
Diluted EPS
Net income available to common shareholders	$48,677	89,603	$0.54

	Year ended December 31, 2011
	(In thousands except for EPS)
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common shareholders	$93,499	89,383	$1.05
Effect of Dilutive Securities
Equity awards	—	342
Diluted EPS
Net income available to common shareholders	$93,499	89,725	$1.04

NOTE 5 -	RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2012, the Company adopted ASU 2011-04 which included new guidance on fair value measurement and disclosure requirements. This standard provides guidance on the application of fair value accounting where it is already required or permitted by other standards. This standard also requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. In addition, the standard includes specifications for the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The adoption of this standard has no material effect on the Company's financial position, results of operations or cash flows. Refer to Note 6 — Fair Value Measurements in the notes to the consolidated financial statements, for further details regarding the Company’s assets and liabilities measured at fair value.
Effective January 1, 2012, the Company adopted ASU 2011-05 which includes guidance for presentation of comprehensive income and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance was effective for the Company's fiscal year beginning January 1, 2012. The Company chose to use the two-statement approach and the retrospective update had no effect on the Company's financial position, results of operations or cash flows for any period presented.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

In December, 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, with retrospective application required. The Company does not believe the adoption of this update will have a material impact on the disclosure requirements for its consolidated financial statements.
NOTE 6 – FAIR VALUE MEASUREMENTS
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$999	$999	$—	$—
Marketable equity securities	27,065	27,065	—	—
Other derivative instruments, net	943	—	943	—
	$29,007	$28,064	$943	$—
Liabilities:
Royalty obligation embedded derivative	$145,098	$—	$145,098	$—
Put and call options	9,299	—	9,299	—
	$154,397	$—	$154,397	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$20,254	$20,254	$—	$—
Marketable equity securities	19,844	19,844	—	—
Put and call options	3,040	—	3,040	—
Silver ounces receivable from Mandalay	814	—	814	—
	$43,952	$40,098	$3,854	$—
Liabilities:
Royalty obligation embedded derivative	$159,400	$—	$159,400	$—
Put and call options	20,892	—	20,892	—
Other derivative instruments, net	4,012	—	4,012	—
	$184,304	$—	$184,304	$—

The Company’s short-term investments are readily convertible to cash and, therefore, these investments are classified within Level 1 of the fair value hierarchy.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The Company’s marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy. Please see Note 9 - Investments for additional details on marketable equity securities.
The Company’s derivative instruments related to the gold put and call options, silver ounces receivable from Mandalay, royalty obligation embedded derivative, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The Company had no Level 3 financial assets and liabilities as of December 31, 2012 or December 31, 2011.
Financial assets and liabilities that are not measured at fair value at December 31, 2012 and December 31, 2011 are set forth in the following table (in thousands):

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$48,220	$48,220	$—	$—
Palmarejo Gold Production Royalty Obligation	$90,617	$—	$90,617	$—

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$49,205	$49,205	$—	$—
Palmarejo Gold Production Royalty Obligation	$111,257	$—	$111,257	$—
The fair value at December 31, 2012 and December 31, 2011 of the 3.25% Convertible Senior Notes outstanding were determined by active market transactions. As such, the notes are classified as Level 1 in the fair value hierarchy.
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
The fair value of the Company's non-current portion of the refundable value added tax is not practicable to estimate due to the uncertainty of the timing of the expected future cash flows to be received see note 10 - Receivables in the notes to the consolidated financial statements.

NOTE 7 -	DISCONTINUED OPERATIONS
In August 2010, the Company sold its 100% interest in its subsidiary Compañía Minera Cerro Bayo Ltd. (“Minera Cerro Bayo”), which controlled the Cerro Bayo mine in southern Chile, to Mandalay Resources Corporation (“Mandalay”). Under the terms of the agreement, the Company received the following from Mandalay in exchange for all of the outstanding shares of Minera Cerro Bayo: (i) $6.0 million in cash; (ii) 17,857,143 common shares of Mandalay; (iii) 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011, which had an estimated fair value of $2.3 million; (iv) a 2.0% Net Smelter Royalty (NSR) on production from Minera Cerro Bayo in excess of a cumulative 50,000 ounces of gold and 5,000,000 ounces of silver, which had an estimated fair value of $5.4 million; and (v) existing value-added taxes collected from the Chilean government in excess of $3.5 million, which were valued at $3.5 million. As part of the transaction, Mandalay agreed to pay the next $6.0 million of reclamation costs associated with Minera Cerro Bayo’s nearby Furioso property. Any reclamation costs above that amount will be shared equally by Mandalay and the Company. As a result of the sale, the Company realized a loss in 2010 on the sale of approximately $2.1 million, net of income taxes.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The following table details selected financial information included in income (loss) from discontinued operations for the year ended December 31, 2010:

Year Ended December 31, 2010
Cerro Bayo Mine
Depreciation and depletion	(2,194)
Administrative and general	(18)
Care and maintenance and other	(2,351)
Other income and expense	(145)
Income tax expense	(1,321)
Income from discontinued operations, net of tax	(6,029)
Loss on sale of net assets of discontinued operations	(2,095)
$(8,124)

NOTE 8 – AQUISITION OF JOAQUIN MINERAL INTERESTS
On December 21, 2012, the Company completed its acquisition of the equity interests of Mirasol Argentina SRL in exchange for a total of approximately 1.3 million shares of Coeur common stock, a total cash payment of approximately $30.0 million and assumption of liabilities of $0.1 million. Mirasol Argentina SRL holds the Joaquin silver-gold project in the Santa Cruz province of Argentina.  Coeur previously held a 51% interest in the project.  The transaction was accounted for as a purchase of mineral interests since Joaquin is considered to be in the development stage.
The total consideration paid for the asset acquisition was as follows (in thousands):

Consideration:
Common shares issued (1,310,043 at $22.90)	$30,000
Cash	30,000
Transaction advisory fees and other acquisition costs	1,224
Total purchase price	61,224
Current liabilities	80
Deferred income taxes	32,540
Total liabilities assumed	32,620
Total consideration	$93,844
The following summarizes the estimated fair value of the assets acquired on December 21, 2012 (in thousands):

Fair value of assets acquired:
Cash	$42
Other current assets	353
Mineral interests (Note 13)	93,429
Other assets	20
Total assets acquired	$93,844

NOTE 9 – INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income (loss).
At the time securities are sold or otherwise disposed of, gains or losses are included in net income. The equity securities reflected in the table below consist of equity securities of silver and gold exploration and development companies that the Company purchased. The following table summarizes the Company’s available-for-sale securities on hand as of December 31, 2012 and December 31, 2011 (in thousands):

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

	Investments in marketable securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at December 31, 2012	$34,786	$(10,443)	$2,722	$27,065

Marketable securities at December 31, 2011	$24,819	$(4,975)	$—	$19,844

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2012 (in thousands):

	Less than twelve months		Twelve months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Marketable equity securities	$(2,716)	$7,728	$(7,727)	$4,948	$(10,443)	$12,676
In the years December 31, 2012, and 2011, the Company recognized a net unrealized loss of $2.7 million and an unrealized loss of $5.0 million, respectively, in other comprehensive loss. The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company has the intent and ability to hold these investments to allow sufficient time for a recovery in fair value. The Company's management team uses industry knowledge and expertise to evaluate each investment and has determined that unrealized losses on three investments it currently holds and has concluded that they are not other than temporary based on a review of the potential for each company. The Company determined that one of its available-for-sale investments was other than temporarily impaired at September 30, 2012 and recorded an impairment loss of $0.6 million during the third quarter of 2012. There were no impairment losses recorded during 2011. Gross realized gains and losses are based on cost, net of discount or premium of investments sold.
The Company's impairment review includes the following factors:

•	evaluation of each investment to determine possible indications of impairment

•	analysis of each investment that is in an unrealized loss position, which includes the length of time that the investment has been in an unrealized loss position and the expected period of recovery

•	discussion of evidence of factors that would and would not support the classification of the unrealized loss as other-than-temporary

•	documentation of the analysis and results that support the treatment of the losses on the investments
The Company used the following criteria to determine whether a loss is temporary:

•	the length of time and the extent to which the fair value has been below cost

•	the severity of the impairment

•	the cause of the impairment and the financial condition of the issuer

•	market activity that may indicate adverse credit condition of the issuer

•	the Company's intent and ability to hold the investment for a sufficient period of time to allow for the anticipated recovery in value
In addition, the Company had $1.0 million and $20.3 million of short-term investments at December 31, 2012 and December 31, 2011, respectively. These investments are primarily in certificates of deposit with various banks and all have maturity dates of less than one year.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 10 – RECEIVABLES
Receivables consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Receivables - current portion
Accounts receivable - trade	$8,701	$14,366
Refundable income tax	9,331	11,480
Refundable value added tax	40,020	52,968
Accounts receivable - other	4,386	4,683
	$62,438	$83,497
Receivables - non-current portion
Refundable value added tax	$48,767	$40,314

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. There were no allowances against receivable balances at December 31, 2012 or December 31, 2011.
Taxes paid to foreign governments that are refundable to the Company are classified as “Refundable value added tax” at the face value of the amount of the tax refund due. Refunds expected to be received in the next twelve months are classified as “current” and amounts that are expected to be received after twelve months are classified as “non-current”.
NOTE 11 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Concentrate and doré inventory	$91,130	$73,590
Supplies	79,540	59,191
Metal and other inventory	$170,670	$132,781
NOTE 12 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$2,010	$1,432
Buildings and improvements	581,286	520,137
Machinery and equipment	360,199	246,584
Capitalized leases for machinery, equipment, buildings, and land	35,129	76,244
	978,624	844,397
Accumulated depreciation and amortization	(313,067)	(235,528)
	665,557	608,869
Construction in progress	18,303	78,807
	$683,860	$687,676

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The Company’s capital expenditures by segment were as follows:

	Years Ended December 31,
	2012	2011	2010
Palmarejo	$38,456	$36,976	$54,226
San Bartolomé	25,672	17,731	6,159
Kensington	36,994	34,013	92,730
Rochester	11,794	27,217	2,349
Martha	1,193	3,426	100
Other	1,532	625	430
Net asset additions	$115,641	$119,988	$155,994
Minimum future lease payments under capital and operating leases with terms longer than one year at December 31, 2012 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2013	$8,323	$5,065
2014	2,779	4,245
2015	376	3,848
2016	223	546
2017	107	9
2018 and thereafter	230	267
Total minimum payments due	12,038	$13,980
Less: Amount representing interest	(676)
Present value of net minimum lease payments (See Note 14)	11,362
Less: Current maturities	(7,902)
Non-current portion	$3,460
The Company has also entered into various operating lease agreements which expire over the next year. Total rent expense charged to net income for all operating lease agreements was $14.1 million, $14.2 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 13 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Joaquin	Other	Total
Mining properties	$155,722	$70,322	$333,619	$114,973	$11,416	$—	$—	$—	$686,052
Accumulated depletion	(82,037)	(18,439)	(46,649)	(100,437)	(11,416)	—	—	—	(258,978)
	73,685	51,883	286,970	14,536	—	—	—	—	427,074
Mineral interests	1,658,389	26,642	—	—	—	44,033	93,429	—	1,822,493
Accumulated depletion	(235,795)	(7,338)	—	—	—	(14,625)	—	—	(257,758)
	1,422,594	19,304	—	—	—	29,408	93,429	—	1,564,735
Non-producing and development properties	—	—	—	—	—	—	—	142	142
Total mining properties	$1,496,279	$71,187	$286,970	$14,536	$—	$29,408	$93,429	$142	$1,991,951

December 31, 2011	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Joaquin	Other	Total
Mining properties	$134,296	$68,684	$321,456	$112,826	$12,643	$—	$—	$—	$649,905
Accumulated depletion	(53,060)	(14,989)	(27,160)	(97,834)	(10,373)	—	—	—	(203,416)
	81,236	53,695	294,296	14,992	2,270	—	—	—	446,489
Mineral interests	1,658,389	26,642	—	—	—	44,033	—	—	1,729,064
Accumulated depletion	(158,627)	(6,007)	—	—	—	(10,034)	—	—	(174,668)
	1,499,762	20,635	—	—	—	33,999	—	—	1,554,396
Non-producing and development properties	—	—	—	—	—	—	—	142	142
Total mining properties	$1,580,998	$74,330	$294,296	$14,992	$2,270	$33,999	$—	$142	$2,001,027
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
Martha Mine: The Martha mine is an underground silver mine located in Argentina. Coeur acquired a 100% interest in the Martha mine in April 2002. Due to high operating costs and a short remaining expected mine life, the Company evaluated strategic and operational alternatives for the Martha mine and recorded an impairment charge of $5.8 million in the year ended December 31, 2012. The Martha mine ceased active mining operations in September 2012.
Mineral Interests
Endeavor Mine: In May 2005, CDE Australia Pty Ltd, (“CDE Australia”), a wholly-owned subsidiary of Coeur acquired the silver production and reserves, up to a maximum 17.7 million  payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

(“CBH”). In March 2006, CDE Australia entered into an amended agreement under which it owns all silver production and reserves up to a total of 20.0 million payable ounces.
CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 4.2 million payable ounces to-date and the current ore reserve contains approximately 4.5 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Non-Producing and Development Properties
Joaquin Project – Argentina: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in November 2007. Since that time, the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, collectively referred to as the "Joaquin Project," and has recently commenced work on detailed drilling and other technical, economic and environmental programs. Please see Note 8 - Acquisition of Joaquin Mineral Interests in the notes to the consolidated financial statements for more information.
NOTE 14 – DEBT, CAPITAL LEASES AND ROYALTY OBLIGATION
The current and non-current portions of long-term debt and capital lease obligations as of December 31, 2012 and December 31, 2011 are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$48,081	$—	$—	$45,545
Kensington Term Facility	—	—	15,398	60,425
Capital lease obligations	7,902	3,460	17,119	9,891
Other	—	—	85	—
	$55,983	$3,460	$32,602	$115,861

3.25% Convertible Senior Notes
As of December 31, 2012, the outstanding balance of the 3.25% Convertible Senior Notes due 2028 was $48.7 million, or $48.1 million net of debt discount. The notes are classified as current liabilities as of December 31, 2012 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2013.
The fair value of the notes outstanding, as determined by market transactions at December 31, 2012 and December 31, 2011 was $48.2 million and $49.2 million, respectively. The carrying value of the equity component at December 31, 2012 and December 31, 2011 was $10.9 million.
For the years ended December 31, 2012 and 2011, interest expense recognized was $1.6 million and $1.6 million, respectively. For the years ended December 31, 2012 and 2011 accretion of the debt discount was $2.5 million and $2.3 million, respectively. The debt discount remaining at December 31, 2012 was $0.6 million, which will be amortized through March 15, 2013. The effective interest rate on the notes was 8.9%.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the year ended December 31, 2012 was $0.2 million and was charged to interest expense.
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

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
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) the ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3.00 to 1.00 after two years), (ii) the ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) the tangible net worth to be not less than 90% of the tangible net worth as of March 31, 2012 plus 25% of the net income for each fiscal quarter ending after March 31, 2012 to the date of measurement.
As of December 31, 2012, no amounts were outstanding under the Revolving Credit Facility.
Lines of Credit
At December 31, 2012, Empresa Minera Manquiri had two outstanding lines of credit supporting value added tax recoveries in Bolivia. The lines are held with Banco Bisa, $5.0 million bearing interest at 2.75% per annum, and Banco de Credito, $2.5 million bearing interest at 2.5% per annum. There were no balances outstanding on either line at December 31, 2012.
Kensington Term Facility
On August 16, 2012, Coeur Alaska prepaid all obligations and indebtedness outstanding under the Coeur Alaska, Inc. Term Facility Agreement, as amended and restated on December 20, 2010, with Credit Suisse AG (the "Kensington Term Facility"), which totaled approximately $68.6 million and resulted in a $1.0 million loss on the debt extinguishment in 2012. Upon payment in full, the Kensington Term Facility was terminated and all of the liens granted under the Kensington Term Facility were released.
As a condition to the Kensington Term Facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the term facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 97,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the call options was $1,967.89. Put options protecting 122,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the put options was $967.86. Call options protecting 136,000 ounces of gold were outstanding at December 31, 2011. The weighted average strike price of the call options was $1,919.83. Put options protecting 190,000 ounces of gold were outstanding at December 31, 2011. The weighted average strike price of the put options was $951.93.
Capital Lease Obligations
As of December 31, 2012 and December 31, 2011, the Company had outstanding balances on capital leases of $11.4 million and $27.0 million, respectively.
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
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). As of December 31, 2012, payments had been made on a total of 202,648 ounces of gold with further payments to be made on an additional 197,352 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the years ended December 31, 2012 and 2011, the Company paid $74.7 million and 73.2 million, respectively, in royalty payments

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized as other cash operating expenses and result in an increase to Coeur Mexicana’s reported cash cost per ounce.
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense on the Palmarejo gold production royalty obligation for the years ended December 31, 2012, 2011, and 2010 of $19.1 million, $22.2 million, and $20.5 million, respectively. As of December 31, 2012 and December 31, 2011, the remaining minimum obligation under the royalty agreement was $61.9 million and $72.1 million, respectively.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative under U.S. GAAP. Fluctuations in the market price of gold since inception of the agreement have resulted in the recognition of additional fair value adjustments and resulted in higher payments to date. Please see Note 19 — Derivative Financial Instruments, Palmarejo Gold Production Royalty, for further discussion of the embedded derivative feature of the royalty agreement.
Interest Expense
The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the years ended December 31, 2012, 2011, and 2010 the Company expensed interest of $26.2 million, $34.8 million, and $30.9 million, respectively.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
3.25% Convertible Senior Notes due March 2028	$1,581	$1,581	$2,394
1.25% Convertible Senior Notes due January 2024 (terminated in 2011)	—	1	28
Senior Term Notes (terminated in 2011)	—	1,381	5,074
Kensington Term Facility (terminated in 2012)	2,339	4,383	2,017
Gold Lease Facility (terminated in 2011)	—	—	677
Capital lease obligations	997	1,620	2,122
Other debt obligations	1,094	1,379	1,423
Accretion of Franco Nevada royalty obligation	19,139	22,230	20,502
Amortization of debt issuance costs	1,146	2,050	4,047
Accretion of debt discount	2,536	2,324	2,543
Capitalized interest	(2,663)	(2,175)	(9,885)
Total interest expense, net of capitalized interest	$26,169	$34,774	$30,942
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the years ended December 31, 2012, 2011, and 2010 the Company capitalized interest of $2.7 million, $2.2 million, and $9.9 million, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Minimum Debt Repayments
The following is the Company’s scheduled minimum debt repayments at December 31, 2012:

December 31,	Minimum Debt Repayments(1)
2013	$117,856
2014	64,278
2015	64,888
2016	56,602
2017	—
Thereafter	—
Minimum Debt Repayments	303,624
Debt discount	(48,560)
Present value of net scheduled capital lease payments (See Note 14)	11,362
$266,426

(1)
Includes minimum gold production royalty obligation payments due to Franco-Nevada Corporation for royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico.

NOTE 15 – RECLAMATION AND MINE CLOSURE
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
Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Years ended December 31,
	2012	2011
Asset retirement obligation - Beginning	$32,714	$27,302
Accretion	2,911	2,648
Addition and changes in estimates	(1,073)	2,822
Settlements	(95)	(58)
Asset retirement obligation - December 31	$34,457	$32,714
In addition, the Company has accrued $0.9 million and $1.8 million as of December 31, 2012 and December 31, 2011, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 16 – INCOME TAXES
The components of income (loss) from continuing operations before income taxes were as follows:

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

	Years Ended December 31,
	2012	2011	2010
United States	$(5,638)	$(38,781)	$(37,710)
Foreign	122,927	246,617	(54,955)
Total	$117,289	$207,836	$(92,665)

For the years ended December 31, 2012, 2011, and 2010 the Company reported an income tax (provision) benefit of $(68.6) million, $(114.3) million, and an income tax benefit of $9.5 million, respectively.
The following table summarizes the components of the Company’s income tax provision from continuing operations for the three years ended December 31, 2012, 2011, and 2010 (in thousands):

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The components of the consolidated income tax benefit (expense) from continuing operations were as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
United States — Alternative minimum tax	$(257)	$2,015	$(482)
United States — Foreign withholding tax	(736)	(842)	(1,009)
Argentina	976	(1,219)	(7,094)
Australia	(1,760)	(1,755)	(251)
Mexico	(7,814)	(1,084)	(316)
Bolivia	(43,546)	(59,660)	(20,268)
Deferred:
Australia	(223)	(661)	(541)
Bolivia	(1,087)	(207)	(1,388)
Mexico	(10,579)	(28,022)	24,371
United States	(3,586)	(22,902)	16,459
Income tax benefit (expense)	$(68,612)	$(114,337)	$9,481
A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31
	2012	2011	2010
Tax benefit (expense) from continuing operations	$(41,051)	$(72,743)	$32,433
State tax provision from continuing operations	(956)	(10,600)	4,726
Percentage depletion and related deductions	7,461	—	3,093
Change in valuation allowance	(12,651)	(6,032)	2,734
Non-deductible imputed interest	(525)	(808)	(1,718)
Uncertain tax positions	(9,849)	(1,279)	(299)
U.S. and foreign non-deductible expenses	(4,206)	(10,648)	(9,052)
Foreign exchange rates	(10,416)	(4,440)	(7,066)
Foreign inflation and indexing	712	(3,829)	(3,352)
Foreign tax rate differences	3,967	22,795	(9,861)
Foreign withholding and other foreign taxes	(5,861)	(23,246)	(2,986)
Foreign tax credits and other, net	4,763	(3,507)	829
	$(68,612)	$(114,337)	$9,481

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

As of December 31, 2012 and 2011, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31
	2012	2011
Deferred tax liabilities:
Mineral properties	$461,742	$453,818
Foreign subsidiaries — unremitted earnings	247,000	235,116
Property, plant and equipment, net	60,266	68,013
	$769,008	$756,947
Deferred tax assets:
Net operating loss carryforwards	99,323	128,073
Foreign subsidiaries — future tax credits	145,395	133,160
Royalty and other long-term debt	42,221	48,254
Capital loss carryforwards	35,315	35,562
Asset retirement obligation	8,623	9,638
Unrealized foreign currency loss and other	1,590	3,974
Accrued expenses	20,692	23,247
Tax credit carryforwards	22,811	11,987
Inventory	1,418	6,069
	377,388	399,964
Valuation allowance	(182,576)	(168,511)
	194,812	231,453
Net deferred tax liabilities	$(574,196)	$(525,494)
The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this decision. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Years Ended December 31
	2012	2011
U.S.	$132,790	$123,539
Argentina	18,442	10,739
Canada	2,227	5,390
New Zealand	27,125	27,026
Other	1,992	1,817
	$182,576	$168,511
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2011	$1,076
Gross increase to current period tax positions	904
Gross decrease to prior period tax positions	—
Unrecognized tax benefits at December 31, 2011	$1,980
Gross increase to current period tax positions	9,227
Gross decrease to prior period tax positions	(696)
Unrecognized tax benefits at December 31, 2012	$10,511
During 2012, an audit of San Bartolome's 2009 Bolivian income tax return resulted in the recognition of an additional $1.4 million of income tax expense, including interest and penalties. Multiple tax positions were challenged during the audit and the Company has assessed these positions as they relate to the remaining open tax periods of Bolivia. As such, the Company has recognized an additional $11.8 million of tax expense, including interest and penalties, related to these unrecognized tax benefits.
The Company has decided to classify interest and penalties associated with these uncertain tax positions as a component of income tax expense and has recognized additional interest and penalties of $2.5 million, $0.4 million, and $0.04 million during 2012, 2011, and 2010, respectively.
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions and various others. To the extent there are loss carryovers in any such jurisdictions, the statute of limitations generally remains open.
The Company has previously determined the earnings from certain foreign subsidiaries were not indefinitely reinvested. Accordingly, the Company has recognized deferred taxes and withholding taxes related to those jurisdictions. In 2012, the Company retained its position established in 2008 when it was determined that it was reasonable, appropriate and prudent that a portion of the anticipated future cash flows from Mexico would be indefinitely reinvested to fund ongoing capital improvements and additional exploration activities within and around the Palmarejo operating site. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the years ended December 31, 2012 and 2011. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred.
During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards as of December 31, 2012, by jurisdiction:

	U.S.	Argentina	Canada	Mexico	New Zealand		Other	Total
Regular net operating losses	133,640	18,598	4,243	31,305	96,875	—	6,640	291,301
Alternative minimum tax net operating losses	7,409	—	—	—	—		—	7,409
Capital losses	89,632	—	3,755	—	—		—	93,387
Alternative minimum tax credits	3,131	—	—	—	—		—	3,131
Foreign tax credits	19,680	—	—	—	—		—	19,680
The U.S. net operating losses expire from 2017 through 2031 and the Canada net operating losses expire from 2028 through 2030. The Mexico net operating losses expire from 2018 to 2019, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2015 while the Canada capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire and foreign tax credits expire if unused by 2019.
NOTE 17 – SHARE-BASED COMPENSATION PLANS
The Company has an annual incentive plan and a long-term incentive plan. The Company’s shareholders approved the Amended and Restated 2003 Long-Term Incentive Plan of Coeur d’Alene Mines Corporation at the 2010 annual shareholders

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

meeting.The compensation expense recognized in the Company’s consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 under these plans was $12.1 million, $11.9 million, and $10.6 million, respectively.
Stock options and Stock Appreciation Rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the greater of the par value of the shares or the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated on the date of grant using the Black-Scholes option pricing model. Stock options are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs is remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised. Cash used to settle stock options and SARs for the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $1.9 million and $0.1 million, respectively.
Restricted stock and restricted stock units granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity-based awards and restricted stock unit awards are accounted for as liability-based awards. Restricted stock units are remeasured at each reporting date. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when vested. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Cash used to settle restricted stock units for the years ended December 31, 2012, 2011, and 2010 was $0.9 million, $2.2 million, and $0.3 million, respectively.
Performance shares and performance units granted under the Company’s incentive plans are accounted for at fair value. Performance share awards are accounted for as equity-based awards and performance units are accounted for as liability-based awards. Performance shares and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total shareholder return. The performance shares and units vest at the end of the three-year service period if the market conditions are met and the employee remains an employee of the Company. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is ever satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when vested. Cash used to settle performance units for the years ended December 31, 2012, 2011, and 2010 was $2.1 million, $1.4 million, and nil respectively.
The compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2012, 2011 and 2010 for stock based compensation awards was $7.5 million, $8.1 million and $7.2 million, respectively. The SAR’s, restricted stock units and performance units are liability-based awards and are required to be remeasured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of December 31, 2012, there was $4.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, restricted stock units, performance shares and performance units which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
The following table sets forth the weighted average fair value of stock options on the date of grant and the weighted average fair value of the SARs at December 31, 2012. The assumptions used to estimate the fair value of the stock options and SARs using the Black-Scholes option valuation model are as follows:

	Date of Grant		As of December 31, 2012
	Stock Options 2012	Stock Options 2011	SARs 2010
Weighted average fair value of stock options granted and SARs outstanding	$15.77	$17.85	$13.73
Expected volatility	70.56%	72.56%	51.57%
Expected life	5.5 years	6 years	2.7 years
Risk-free interest rate	0.89%	2.30%	0.34%
Expected dividend yield	—	—	—
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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The following table summarizes stock option and SARs activity for the years ended December 31, 2012, 2011 and 2010:

	Stock Options		SARs
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
Stock options outstanding at December 31, 2009	392,678	$23.48	112,471	$10.00
Granted	4,089	15.30	151,287	15.40
Exercised	(29,104)	9.81	(16,639)	10.00
Canceled/Forfeited	(36,823)	23.31	(16,556)	11.17
Stock options outstanding at December 31, 2010	330,840	24.60	230,563	13.46
Granted	139,916	27.39	—	—
Exercised	(129,785)	11.41	(119,801)	13.10
Canceled/forfeited	(19,364)	40.16	(3,123)	14.46
Stock options outstanding at December 31, 2011	321,607	30.20	107,639	13.83
Granted	151,102	26.97	—	—
Exercised	(40,173)	11.84	(34,385)	12.73
Canceled/forfeited/expired	(62,536)	29.22	(4,389)	15.40
Stock options outstanding at December 31, 2012	370,000	$31.04	68,865	$14.27
Options to purchase 218,369 shares were exercisable at December 31, 2012 at a weighted average exercise price of $34.00.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.00-$10.00	27,853	$10.00	6.09	27,853	$10.00	6.09
$10.00-$20.00	15,892	$18.06	8.89	2,726	$15.30	7.59
$20.00-$30.00	227,154	$27.28	6.60	90,397	$27.00	3.31
$30.00-$40.00	49,673	$39.12	2.39	47,965	$39.28	2.18
$40.00-$50.00	20,464	$48.50	2.91	20,464	$48.50	2.91
$50.00-$60.00	12,937	$51.40	2.23	12,937	$51.40	2.23
$60.00-$70.00	3,219	$66.60	1.02	3,219	$66.60	1.02
$70.00-$80.00	12,808	$70.90	1.14	12,808	$70.90	1.14
As of December 31, 2012, there was $0.8 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.4 years.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2009	134,389	$15.95	67,485	$18.06
Granted	2,363	15.30	91,378	15.40
Vested	(57,926)	21.90	(22,500)	15.24
Cancelled/Forfeited	(14,203)	12.43	(9,947)	15.76
Outstanding at December 31, 2010	64,623	11.37	126,416	27.32
Granted	205,463	27.37	—	—
Vested	(85,323)	19.36	(79,014)	27.87
Cancelled/Forfeited	(11,254)	26.89	(1,884)	25.03
Outstanding at December 31, 2011	173,509	25.38	45,518	24.14
Granted	230,096	26.40	—	—
Vested	(95,336)	23.15	(31,456)	25.92
Cancelled/Forfeited	(68,571)	27.43	(2,651)	24.60
Outstanding at December 31, 2012	239,698	$26.65	11,411	$24.60
As of December 31, 2012, there was $2.1 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.4 years.
The following table summarizes performance shares and performance units’ activity for the years-ended December 31, 2012, 2011, and 2010:

	Performance Shares		Performance Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2009	136,298	$16.59	67,485	$27.53
Granted	2,363	18.65	91,378	19.94
Vested	—	—	—	—
Cancelled/Forfeited	(37,833)	17.53	(13,840)	20.12
Outstanding at December 31, 2010	100,828	16.29	145,023	35.41
Granted	81,489	42.72	—	—
Vested	(56,830)	23.24	(57,948)	24.68
Cancelled/Forfeited	(19,558)	48.62	(2,536)	25.03
Outstanding at December 31, 2011	105,929	26.92	84,539	39.78
Granted	145,508	25.78	32,498	—
Vested	(111,703)	7.96	(74,845)	31.17
Cancelled/Forfeited	(30,575)	42.11	(7,953)	49.20
Outstanding at December 31, 2012	109,159	$40.55	34,239	$49.20
As of December 31, 2012, there was $2.0 million of total unrecognized compensation cost related to performance shares and performance units to be recognized over a weighted average period of 1.8 years.
NOTE 18 – DEFINED CONTRIBUTION AND 401(k) PLANS
Defined Contribution Plan
The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions were $2.1 million, $1.5 million and $1.0 million for the years ended December 31, 2012 , 2011, and 2010 respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized for the years ended December 31, 2012, 2011, and 2010 were $2.0 million, $1.4 million, and $0.9 million, respectively.
NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. As of December 31, 2012, a total of 197,352 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. As such, the Company is required to recognize the change in fair value of the remaining minimum obligation due to the changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 4.2% and 5.7% at December 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivative at December 31, 2012 and December 31, 2011, based on forward gold prices averaging approximately $1,694 and $1,599 per ounce, respectively, was a liability of $145.1 million and $159.4 million, respectively. During the years ended December 31, 2012, 2011, and 2010 the mark-to-market adjustments for this embedded derivative amounted to a gain of $14.3 million, a gain of $2.6 million, and a loss of $84.0 million, respectively.
Payments on the royalty obligation occur monthly resulting in a decrease to the carrying amount of the minimum obligation and the derivative liability and the recognition of realized gains or losses as a result of changing prices for gold. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the years ended December 31, 2012, 2011, and 2010 realized losses on settlement of the liabilities were $45.4 million, $42.8 million, and $18.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At December 31, 2012, the Company had MXN foreign exchange contracts of $26.1 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.11 MXN to each U.S. dollar and the Company had an asset with a fair value of $0.1 million at December 31, 2012. At December 31, 2011, the Company had MXP foreign exchange contracts of $25.5 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.40 MXN to each U.S. dollar and the Company had a liability with a fair value of $3.2 million at December 31, 2011. The Company recorded mark-to-market gains on these contracts of $3.3 million for the years ended December 31, 2012. The Company recorded mark-to-market losses of $3.2 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded a realized loss of $1.6 million, and realized gains of $0.4 million and $1.6 million in production costs applicable to sales during the years ended December 31, 2012, 2011, and 2010, respectively.
Gold Lease Facility
On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). This facility permitted the Company to lease amounts of gold from MIC and obligated the Company to deliver the same amounts back to MIC and to pay specified lease fees to MIC equivalent to interest at market rates on the value of the gold leased. Pursuant to a Second Amended and Restated Collateral Agreement, the Company’s obligations under the facility were secured by certain collateral. The collateral agreement specified the maximum amount of gold the Company was permitted to lease from MIC, as well as the amount and type of collateral. This gold lease facility was terminated in 2011.
The Company recorded realized losses of $2.3 million and $10.1 million for the years ended December 31, 2011, and 2010, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million, consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of $34.1 million including the embedded derivative. At December 31, 2011, the Company had outstanding provisionally priced sales of $22.5 million consisting of 0.2 million ounces of silver and 9,701 ounces of gold, which had a fair value of approximately $21.7 million including the embedded derivative.
Commodity Derivatives
As of December 31, 2012, the Company had outstanding call options requiring it to deliver 97,000 ounces of gold at a weighted average strike price of $1,967.89 per ounce if the market price of gold exceeds the strike price. At December 31, 2012, the Company had outstanding put options allowing it to sell 122,000 ounces of gold at a weighted average strike price of $967.86 per ounce if the market price of gold were to fall below the strike price. The contracts will expire over the next three years. At December 31, 2011, the Company had written outstanding call options requiring it to deliver 136,000 ounces of gold at a weighted average strike price of $1,919.83 per ounce if the market price of gold exceeds the strike price. At December 31, 2011, the Company had outstanding put options allowing it to sell 190,000 ounces of gold at a weighted average strike price of $951.93 per ounce if the market price of gold were to fall below the strike price. As of December 31, 2012 and December 31, 2011, the fair market value of these contracts was a net liability of $9.3 million and $17.9 million, respectively. During the year ended December 31, 2012, 68,000 ounces of gold put options expired at a weighted average strike price of $923.34 per ounce, resulting in a realized loss of $2.9 million. During the year ended December 31, 2012, 14,000 ounces of gold call options at a weighted average strike price of $2,000.00 expired. During the year ended December 31, 2012, the Company settled 25,000 ounces of gold call options resulting in a realized loss of $1.6 million.
During the year ended December 31, 2012, 2011, and 2010, the Company recorded unrealized gains of $8.6 million, unrealized losses of $3.1 million, and unrealized losses of $13.8 million, respectively, related to the outstanding options which was included in fair value adjustments, net.
During the year ended December 31, 2011, the Company settled an outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380 per ounce, which resulted in a realized gain of $0.5 million.
During the year ended December 31, 2010, outstanding put options allowing the Company to deliver 5.4 million ounces of silver at an average strike price of $9.21 per ounce expired. The Company recorded realized losses of $2.1 million for the year ended December 31, 2010, which are included in Fair value adjustments, net.
In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received the right to 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The Company recognized mark-to-market losses of $0.6 million for the year ended December 31, 2012. The Company recognized mark-to-market gains of $0.8 million associated with this silver in the year ended December 31, 2011. The silver ounces receivable from Mandalay Resources Corporation had a fair value of $2.3 million at December 31, 2011. This obligation was fully settled at December 31, 2012.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

As of December 31, 2012, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average prices, ounces and notional data):

	2013	2014	2015	Thereafter
Palmarejo gold production royalty	$27,205	$24,895	$24,691	$21,140
Average gold price in excess of minimum contractual deduction	502	498	494	490
Notional ounces	54,171	50,004	50,004	43,173
Mexican peso forward purchase contracts	$26,100	$—	$—	$—
Average rate (MXP/$)	$13.11	$—	$—	$—
Mexican peso notional amount	342,235	—	—	—
Silver concentrate sales agreements	$12,736	$—	$—	$—
Average silver price	$31.04	$—	$—	$—
Notional ounces	410,298	—	—	—
Gold concentrates sales agreements	$20,498	$—	$—	$—
Average gold price	$1,714	$—	$—	$—
Notional ounces	11,957	—	—	—
Gold put options purchased	$1,800	$720	$—	$—
Average gold strike price	$928	$979	$1,010	$—
Notional ounces	45,000	47,000	30,000	—
Gold call options sold	$1,800	$720	$—	$—
Average gold strike price	$2,000	$1,933	$2,000	$—
Notional ounces	20,000	47,000	30,000	—

The following summarizes the classification of the fair value of the derivative instruments as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Forward foreign exchange contracts	$376	$300	$—	$—	$—
Palmarejo gold production royalty	—	—	—	41,146	103,952
Put and call options, net	—	2,025	7,274	—	—
Concentrate sales contracts	1,030	163	—	—	—
	$1,406	$2,488	$7,274	$41,146	$103,952

	December 31, 2011
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Silver ounces receivable from Mandalay	$814	$—	$—	$—	$—
Forward foreign exchange contracts	—	3,188	—	—	—
Palmarejo gold production royalty	—	—	—	37,206	122,194
Put and call options, net	—	3,183	14,669	—	—
Concentrate sales contracts	—	825	—	—	—
	$814	$7,196	$14,669	$37,206	$122,194
The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2012 and 2011 (in thousands):

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

		Years ended December 31,
Financial statement line	Derivative	2012	2011	2010
Sales of metal	Concentrate sales contracts	$1,682	$2,505	$1,636
Production costs applicable to sales	Forward foreign exchange contracts	(1,621)	383	1,638
Fair value adjustments, net	Gold lease facility	—	(132)	2,885
Fair value adjustments, net	Forward foreign exchange contracts	3,264	(3,192)	(1,330)
Fair value adjustments, net	Forward gold contract	—	34	425
Fair value adjustments, net	Silver ounces receivable	213	(276)	1,594
Fair value adjustments, net	Palmarejo gold royalty	(31,053)	(40,046)	(83,989)
Fair value adjustments, net	Franco-Nevada warrant	—	—	3,451
Fair value adjustments, net	Put and call options	4,089	(8,438)	(11,795)
		$(23,426)	$(49,162)	$(85,485)
Please see Note 6 - Fair Value Measurements for additional detail on the fair value amounts for derivatives.
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
NOTE 20 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains one labor agreement in South America, consisting of a labor agreement with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The labor agreement at the San Bartolomé mine, which became effective October 11, 2007, does not have a fixed term. As of December 31, 2012, approximately 10.0% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provides a financial benefit in the form of severance pay to terminated employees if their employment is terminated due to curtailment of operations. The individual benefit is based on the employee’s service time and rate of pay at the time of termination. The Rochester mine resumed mining and crushing operations in late 2011, and currently employs more than 200 employees. This termination benefit program was extended to include newly hired employees. As of November 2012, the plan was terminated. At the time of termination, the Company recognized a $1.8 million credit to operations and a $2.0 million credit to care and maintenance in the Consolidated Statement of Operations.
Changes to the Company's termination benefits are as follows (in thousands):

	Years ended December 31,
	2012	2011
Beginning balance	$3,335	$1,105
Accruals	473	2,230
Plan termination	(3,808)	—
Ending balance	$—	$3,335

The Company does not have a written severance plan for any of its foreign operations including those operations located in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

for post-employment benefits in these locations of approximately $7.6 million and $7.4 million as of December 31, 2012 and December 31, 2011, respectively.
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
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was $3.5 million, $2.2 million, $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Please see Note 14 - Debt, Capital Leases and Royalty Obligation, Palmarejo Gold Production Royalty, for further discussion on the royalty obligation.
NOTE 21 – SIGNIFICANT CUSTOMERS
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has seven trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi, and Auramet) and the sales of metals to these companies amounted to approximately 91%, 82%, and 83% of total metal sales for the years ended December 31, 2012, 2011, and 2010, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, Trafigura, Auramet, Sumitomo, and China National Gold) amounted to approximately 9%, 18%, and 17% of total metal sales for the years ended December 31, 2012, 2011, and 2010, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.
The following table indicates customers that represent 10% or more of total sales of metal for the years December 31, 2012, 2011, and 2010 (in millions):

Customer	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Segments reporting revenue
Valcambi	$414.4	$385.5	$174.1	Palmarejo, San Bartolomé
Auramet	94.6	50.8	79.0	Palmarejo
Penoles	0.3	13.3	53.9	Martha
China Gold	43.8	108.9	23.6	Kensington
International Commodities	58.0	112.6	36.7	Palmarejo, San Bartolomé, Rochester
Mitsui	65.6	105.1	45.9	Palmarejo, San Bartolomé, Rochester

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 22 – SEGMENT REPORTING
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
The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington and Endeavor mining properties. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. Through September 2012, the Martha mine sold precious metal concentrates, typically under long-term contracts, to trading partners located in the United States and Switzerland. The Company ceased active mining in September of 2012. The Kensington mine sells precious metals and concentrates, typically under long-term contracts to smelters in China and Germany. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks such as International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi and Auramet. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australian smelter. The Other segment includes the Joaquin project, corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.
Revenues from silver sales were $549.7 million, $662.6 million and $356.9 million in 2012, 2011, and 2010, respectively. Revenues from gold sales were $345.8 million, $358.6 million and $158.5 million in 2012, 2011, and 2010, respectively.
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$442,098	$178,005	$110,987	$132,392	$13,162	$18,848	$—	$895,492
Productions costs applicable to sales	(197,478)	(71,428)	(87,089)	(74,256)	(17,682)	(8,824)	—	(456,757)
Depreciation and depletion	(146,595)	(16,709)	(41,645)	(8,065)	(692)	(4,591)	(560)	(218,857)
Gross profit (loss)	98,025	89,868	(17,747)	50,071	(5,212)	5,433	(560)	219,878
Exploration expense	7,575	159	3,283	3,591	8,648	—	3,014	26,270
Loss on impairment	—	—	—	—	5,825	—	—	5,825
Other operating expenses	11	80	74	1,401	2,108	—	30,564	34,238
OPERATING INCOME (LOSS)	90,439	89,629	(21,104)	45,079	(21,793)	5,433	(34,138)	153,545
Interest and other income, net	4,017	9,719	(77)	358	(1,153)	—	1,572	14,436
Interest expense, net	(18,938)	(72)	(2,972)	(26)	(3)	—	(4,158)	(26,169)
Loss on debt extinguishment	—	—	(1,036)	—	—	—	—	(1,036)
Fair value adjustments, net	(31,054)	—	4,089	—	—	—	3,478	(23,487)
Income tax expense	(18,066)	(44,632)	—	—	976	409	(7,299)	(68,612)
Net income (loss)	$26,398	$54,644	$(21,100)	$45,411	$(21,973)	$5,842	$(40,545)	$48,677
Segment assets (A)	$1,905,269	$302,922	$508,658	$104,373	$9,813	$31,479	$111,542	$2,974,056
Capital expenditures (B)	$38,456	$25,672	$36,994	$11,794	$1,193	$—	$1,532	$115,641

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Year ended December 31, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$513,097	$267,502	$151,186	$57,331	$13,347	$18,737	$—	$1,021,200
Productions costs applicable to sales	(186,201)	(79,679)	(101,672)	(28,257)	(15,513)	(8,634)	—	(419,956)
Depreciation and depletion	(159,264)	(22,410)	(35,839)	(2,824)	(556)	(3,148)	(459)	(224,500)
Gross profit (loss)	167,632	165,413	13,675	26,250	(2,722)	6,955	(459)	376,744
Exploration expense	6,863	248	1,102	1,989	6,367	—	2,559	19,128
Other operating expenses	949	342	317	19,931	156	(1)	29,126	50,820
OPERATING INCOME (LOSS)	159,820	164,823	12,256	4,330	(9,245)	6,956	(32,144)	306,796
Interest and other income, net	(9,099)	156	4	57	(544)	—	2,816	(6,610)
Interest expense, net	(23,453)	(45)	(4,889)	(21)	(458)	—	(5,908)	(34,774)
Loss on debt extinguishment	—	—	—	—	—	—	(5,526)	(5,526)
Fair value adjustments, net	(40,046)	—	(8,438)	—	—	—	(3,566)	(52,050)
Income tax expense	(28,023)	(59,867)	(31)	—	(1,219)	—	(25,197)	(114,337)
Net income (loss)	$59,199	$105,067	$(1,098)	$4,366	$(11,466)	$6,956	$(69,525)	$93,499
Segment assets (A)	$2,029,769	$276,423	$507,891	$76,852	$19,717	$35,686	$16,792	$2,963,130
Capital expenditures (B)	$36,976	$17,731	$34,013	$27,217	$3,426	$—	$625	$119,988

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Year ended December 31, 2010	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$230,024	$142,989	$23,628	$54,323	$53,875	$10,618	$—	$515,457
Productions costs applicable to sales	(127,658)	(60,023)	(14,043)	(24,760)	(27,040)	(4,112)	—	(257,636)
Depreciation and depletion	(91,505)	(19,650)	(17,487)	(1,890)	(8,525)	(1,989)	(573)	(141,619)
Gross profit (loss)	10,861	63,316	(7,902)	27,673	18,310	4,517	(573)	116,202
Exploration expense	4,658	9	659	190	5,791	—	2,942	14,249
Other operating expenses	352	—	170	1,544	—	—	24,987	27,053
OPERATING INCOME (LOSS)	5,851	63,307	(8,731)	25,939	12,519	4,517	(28,502)	74,900
Interest and other income, net	914	(373)	(26)	681	(3,974)	—	3,549	771
Interest expense, net	(21,567)	(325)	(1,591)	—	(90)	—	(7,369)	(30,942)
Loss on debt extinguishment	—	—	—	—	—	—	(20,300)	(20,300)
Fair value adjustments, net	(98,707)	—	(13,783)	—	—	—	(4,604)	(117,094)
Income tax expense	16,901	(21,655)	(8)	—	(8,523)	—	22,766	9,481
Income (loss) from continuting operations	(96,608)	40,954	(24,139)	26,620	(68)	4,517	(34,460)	$(83,184)
Loss from discontinued operations	—	—	—	—	—	—	(6,029)	$(6,029)
Loss on sale of net assets of discontinued operations	—	—	—	—	—	—	(2,095)	$(2,095)
Net income (loss)	$(96,608)	$40,954	$(24,139)	$26,620	$(68)	$4,517	$(42,584)	$(91,308)
Segment assets (A)	$2,119,367	$260,653	$512,401	$29,734	$21,290	$39,530	$17,414	$3,000,389
Capital expenditures (B)	$54,226	$6,159	$92,730	$2,349	$100	$—	$430	$155,994

(A)	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

(B)	Balance represents cash flow amounts

	2012	2011	2010
Assets
Total assets for reportable segments	$2,974,056	$2,963,130	$3,000,389
Cash and cash equivalents	125,440	175,012	66,118
Short term investments	999	20,254	—
Other assets	120,906	106,045	91,020
Total consolidated assets	$3,221,401	$3,264,441	$3,157,527

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Geographic Information

	As of December 31,
	2012	2011	2010
Long Lived Assets:
United States	$608,051	$515,096	$488,104
Australia	29,408	33,999	37,147
Chile	65	65	14
Argentina	1,705	5,213	1,882
Bolivia	240,905	230,956	234,306
Mexico	1,795,677	1,903,374	2,028,864
Total	$2,675,811	$2,688,703	$2,790,317

	Twelve months ended December 31,
	2012	2011	2010
Revenues:
United States	$243,379	$208,517	$77,951
Mexico	442,098	513,097	230,025
Bolivia	178,005	267,502	142,988
Australia	18,848	18,737	10,618
Argentina	13,162	13,347	53,875
Total	$895,492	$1,021,200	$515,457
NOTE 23 – LITIGATION AND OTHER EVENTS
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
The Van Stone Mine in Stevens County, Washington consists of several parcels and was mined by several owners from 1926 until 1993. Callahan held an ownership interest in the Van Stone Mine from 1971 to 1990. In February 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan Mining Corporation has received any further notices from the Washington Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan Mining Corporation, seeking contribution for the $3.5 million settlement. Callahan Mining Corporation filed a response and defense to the lawsuit on December 11, 2012 and does not believe it has any liability to Asarco. The Court has set a trial date for April 28, 2014.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

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
On September 7, 2012, Rye Patch filed a petition with the Nevada Supreme Court requesting a special writ be issued to the District Court to prevent its enforcement of its appointment of the Special Master. On October 5, 2012, the Supreme Court entered an order granting Rye Patch's request for a temporary stay of the appointment of the Special Master. Coeur Rochester filed an answer to Rye Patch's appeal with respect to the appointment of the Special Master on November 5, 2012. The Supreme Court will determine whether to hold a hearing or decide the appeal based only on the written filings.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

The Company believes it holds a superior property interest to Rye Patch based on flaws in the Rye Patch claims, and the Company's valid possessory rights in the claims. The mine operates under an approved BLM plan of operations and has continued normal operations while the legal action is pending.  The Company cannot predict how the court will rule on the ownership interest in the claims and if all or some of the claims at issue will be retained by the Company.  The Company believes there will be no impact to the current silver and gold reserves at Coeur Rochester as a result of the claims dispute.  Furthermore, the Company believes the likelihood of a loss or impairment of assets is remote. The Company believes an adverse outcome would cause it to modify existing plans to further expand future mining operations, would require permits to be updated to reflect changes in claim ownership arising from an adverse outcome and would prevent the Company from future exploration in areas that are subject to any claims ultimately determined to be held by third parties.
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

NOTE 24 -	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (In thousands, except per share data):

	Q1	Q2	Q3	Q4
2012
Sales of metals	$204,564	$254,406	$230,593	$205,929
Income (loss) from continuing operations	3,975	22,973	(15,821)	37,550
Net income (loss)	3,975	22,973	(15,821)	37,550
Depreciation, depletion, and amortization	52,592	61,024	52,844	52,397
Production costs	92,554	131,823	124,967	107,413
Exploration expenses	6,567	6,305	6,957	6,441
Other operating expenses (general and administrative, pre-development, and loss on impairment)	8,664	13,680	11,836	5,883
Cash provided by operating activities	17,002	113,203	79,735	61,694
Capital expenditures	31,647	32,238	29,972	21,784
Basic net income (loss) per share:
Income (loss) from continuing operations	0.04	0.26	(0.18)	0.42
Net income (loss)	$0.04	$0.26	$(0.18)	$0.42
Diluted net income (loss) per share:
Income (loss) from continuing operations	0.04	0.26	(0.18)	0.42
Net income (loss)	$0.04	$0.26	$(0.18)	$0.42

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

	Q1	Q2	Q3	Q4
2011
Sales of metals	$199,624	$231,090	$343,575	$246,911
Income from continuing operations	12,464	38,611	31,060	11,364
Net income	12,464	38,611	31,060	11,364
Depreciation, depletion, and amortization	50,041	57,641	58,652	58,166
Production costs	92,474	77,102	141,253	109,127
Exploration expenses	2,762	4,077	4,772	7,517
Other operating expenses	15,805	12,931	11,507	10,577
Cash provided by operating activities	35,786	111,065	181,911	87,411
Capital expenditures	15,918	25,764	38,099	40,207
Basic net income per share:
Income from continuing operations	0.14	0.43	0.35	0.13
Net income	$0.14	$0.43	$0.35	$0.13
Diluted net income per share:
Income from continuing operations	0.14	0.43	0.35	0.13
Net Income	$0.14	$0.43	$0.35	$0.13

NOTE 25 – SUBSEQUENT EVENTS
Indenture
On January 29, 2013, Coeur d'Alene Mines Corporation (the “Company”) completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
The Notes are governed by an Indenture, dated as of January 29, 2013 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”).
The Notes are the Company's unsecured senior obligations and rank equally in right of payment with all of its existing and future unsecured senior debt and rank senior in right of payment to all of its existing and future subordinated debt. The Notes are effectively subordinated to any of the Company's existing and future secured debt, including indebtedness under the Company's senior credit facility (the “Senior Credit Facility”), to the extent of the value of the assets securing such debt. Initially, the Company's obligations under the Notes are jointly and severally guaranteed by the all of the Company's domestic subsidiaries that guarantee the borrowings under the Senior Credit Facility. In addition, each of the Company's restricted subsidiaries that becomes a borrower under or that guarantees the Senior Credit Facility, or that guarantees other indebtedness that exceeds $20.0 million aggregate principal amount, will be required to guarantee the Notes in the future. The guarantees rank equally in right of payment to all of the Guarantors' existing and future unsecured senior debt and senior in right of payment to all of the Guarantors' existing and future subordinated debt. The guarantees are effectively subordinated to any of the Guarantors' existing and future secured debt to the extent of the value of the assets securing such debt. The Notes are also structurally subordinated to the liabilities of subsidiaries of the Company that have not guaranteed the Notes.
The Notes bear interest at a rate of 7.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding January 15 and July 15. In certain circumstances the Company may be required to pay additional interest.
At any time prior to February 1, 2017, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days' prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the Notes on or after February 1, 2017, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to February 1, 2016, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 107.875% of the principal amount.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

Upon the occurrence of a change of control triggering event (as defined in the Indenture), unless the Company has exercised its right to redeem the Notes, each holder of Notes will have the right to require the Company to repurchase all or a portion of such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.
If the Company or its restricted subsidiaries sell assets under certain circumstances specified in the Indenture and do not use the proceeds for certain specified purposes, the Company must offer to use certain net proceeds therefrom to repurchase the Notes and other debt that ranks equal in right of payment to the Notes on a pro rata basis. The purchase price of the Notes will be equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable date of repurchase.
If the Company receives excess political risk insurance proceeds (as defined in the Indenture) related to its San Bartolomé mine and does not use the proceeds for certain specified purposes, the Company must offer to use certain net proceeds therefrom to repurchase the Notes and other debt that ranks equal in right of payment to the Notes and contains similar political risk insurance offer provisions on a pro rata basis. The purchase price of the Notes will be equal to 100% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable date of repurchase.
The Indenture contains covenants that, among other things, limit the Company's ability under certain circumstances to create liens or enter into sale-leaseback transactions and impose conditions on the Company's ability to engage in mergers, consolidations and sales of all or substantially all of its assets.
The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. If an Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the Notes to be due and payable.
Registration Rights Agreement
In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement, dated as of January 29, 2013 (the “Registration Rights Agreement”), with the Guarantors and Barclays Capital Inc., as initial purchaser of the Notes. Under the Registration Rights Agreement, the Company and the Guarantors have agreed, to (i) file a registration statement (the “Exchange Offer Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) with respect to a registered offer (the “Exchange Offer”) to exchange the Notes for new notes of the Company having terms substantially identical in all material respects to the Notes (the “Exchange Notes”), (ii) to use their commercially reasonable efforts to cause the Exchange Offer to be completed on or prior to 365 days after January 29, 2013 and (iii) to commence the Exchange Offer and use their commercially reasonable efforts to issue on or prior to 35 business days, or longer, if required by applicable securities laws, after the date on which the Exchange Offer Registration Statement was declared effective by the SEC, the Exchange Notes in exchange for all Notes tendered prior thereto in the Exchange Offer.
If the Exchange Offer is not consummated, under certain circumstances and within specified time periods, the Company and the Guarantors are required to file a shelf registration statement (the “Shelf Registration Statement”) covering resales of the Notes, use their commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective and to keep the Shelf Registration Statement effective until such time as the Notes cease to be registrable securities.
Subject to certain limitations, the Company and the Guarantors will be required to pay the holders of the Notes special interest on the Notes if (i) the Exchange Offer is not completed on or prior to 365 days after January 29, 2013, (ii) the Company and the Guarantors fail to file any Shelf Registration Statement required by the Registration Rights Agreement on or before the date specified for such filing, (iii) any such Shelf Registration Statement is not declared effective by the SEC prior to the date specified for such effectiveness, (iv) the Company and the Guarantors fail to consummate the Exchange Offer within 35 business days after the date on which the Exchange Offer Registration Statement was declared effective by the SEC, or (v) the Shelf Registration Statement or the Exchange Offer Registration Statement is declared effective but thereafter ceases to be effective or usable in connection with resales of registrable securities during specified time periods.
Offer to repurchase
The Company announced on February 13, 2013 that it is offering to repurchase all of its outstanding 3.25% Convertible Senior Notes due 2028 (the “Notes”). As of February 12, 2013, there was $48,658,000 aggregate principal amount of Notes outstanding.
The Indenture governing the Notes provides the holders of the Notes with a right to require the Company to purchase their Notes on March 15, 2013. To the extent that holders exercise this put right, the Company will pay a repurchase price in cash, consisting of 100% of the principal amount of the Notes repurchased, plus accrued but unpaid interest, up to, but not including,

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

March 15, 2013.
Holders may exercise their put right by delivery to the Company and the Paying Agent of a written notice of purchase at any time from the opening of business on February 13, 2013 until 5:00 p.m. New York City time on March 14, 2013, stating (i) the certificate number of the Note which the Holder will deliver to be repurchased, (ii) the portion of the principal amount of the Note which the Holder will deliver to be repurchased, which portion must be in a principal amount of $1,000 or an integral multiple thereof and (iii) that such Note shall be repurchased as of the Repurchase Date pursuant to the terms and conditions specified in paragraph 6 of the Notes and in the Indenture, or by delivery or book-entry transfer of such Notes to the Paying Agent prior to, on or after the Repurchase Date at the offices of the Paying Agent. Unless the Company defaults in making payment of the Repurchase Price, interest on Notes covered by any Repurchase Notice will cease to accrue on and after the Repurchase Date.
The Notes may be converted during the periods or upon the events described in the Indenture. Upon a conversion of the Notes, a Holder would be entitled to receive a cash payment equal to the “Principal Portion” (as defined in the Indenture) plus, in certain circumstances, an amount in excess thereof paid in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The type and amount of consideration a Holder would receive upon conversion of its Notes would depend on, among other things, the conversion rate applicable at the time of conversion, the trading prices of the Company's common stock during a 20-day trading period beginning on the second business day following the Holder's conversion election and whether the Company elects to settle any excess amount in cash, common stock or a combination thereof. The conversion rate in effect on February 13, 2013 was 17.6025 shares of common stock per $1,000 principal amount of the Notes and the conversion price in effect at that time was $56.81 per share of common stock.
A Repurchase Notice may be withdrawn by means of a written notice of withdrawal delivered to the office of the Paying Agent in accordance with the Repurchase Notice at any time prior to 5:00 p.m. on March 14, 2013, specifying (i) the certificate and principal amount of the Note in respect of which such notice of withdrawal is being submitted and (ii) the principal amount, if any, of such Note which remains subject to the original Repurchase Notice and which has been or will be delivered for purchase by the Company.
The Repurchase Price for any Notes as to which a Repurchase Notice has been given and not withdrawn shall be paid promptly following the later of the Repurchase Date and the time of surrender of such Notes.
Acquisition of Orko Silver Corp.
On February 20, 2013, the Company entered into a definitive agreement to acquire all of the issued and outstanding common shares of Orko Silver Corp. ("Orko") (TSX VENTURE: OK). Under the terms of the agreement, Orko shareholders may elect to receive in exchange for each Orko share:

▪	0.0815 common shares of Coeur ("Coeur Shares") and CAD$0.70 cash and 0.01118 warrants to purchase Coeur shares ("Coeur Warrants");

▪
0.1118 Coeur Shares and 0.01118 Coeur Warrants, subject to pro-ration as to the number of Coeur Shares if the total number of Coeur Shares elected by Orko shareholders exceeds approximately 11.6 million; or

▪	CAD$2.60 in cash and 0.01118 Coeur Warrants, subject to pro-ration as to the amount of cash if the total cash elected by Orko shareholders exceeds CAD$100 million.
Each whole Coeur Warrant will be exercisable for one Coeur Share for a period of four years at an exercise price of US$30.00, all subject to adjustment in accordance with the terms of the warrant.
In connection with the agreement, Orko executed and delivered a promissory note (the “Note”) in the principal amount of CAD$11,600,000 in favor of the Company in connection with the Company's payment, on behalf of Orko, of the termination fee due to First Majestic Silver Corp. (“First Majestic”) pursuant to Orko's and First Majestic's arrangement agreement, dated as of December 16, 2012 (the “First Majestic Arrangement Agreement”). Orko and First Majestic terminated the First Majestic Arrangement Agreement in accordance with its terms on February 20, 2013. The indebtedness due under the Note will not accrue interest. The Note has a maturity date of August 20, 2014; provided, however, that earlier repayment may be required upon the occurrence of certain events of default or upon a Termination Payment becoming payable pursuant to the Arrangement Agreement. The Note includes customary representations, warranties and covenants by the parties thereto.