Form 10-Q
period 2013-03-31
COEUR D ALENE MINES CORP
filed 2013-05-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 101,476,722 shares were issued and outstanding as of May 8, 2013.

COEUR D’ALENE MINES CORPORATION

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		March 31, 2013	December 31, 2012
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$331,311	$125,440
Short term investments	5	1,498	999
Receivables	6	68,182	62,438
Ore on leach pad		26,748	22,991
Metal and other inventory	7	184,690	170,670
Deferred tax assets		2,627	2,458
Restricted assets		—	396
Prepaid expenses and other		22,324	20,790
		637,380	406,182
NON-CURRENT ASSETS
Property, plant and equipment, net	8	667,696	683,860
Mining properties, net	9	1,969,952	1,991,951
Ore on leach pad, non-current portion		24,073	21,356
Restricted assets		24,882	24,970
Marketable securities	5	23,498	27,065
Receivables, non-current portion	6	39,061	48,767
Debt issuance costs, net		12,429	3,713
Deferred tax assets		946	955
Other		23,765	12,582
TOTAL ASSETS		$3,423,682	$3,221,401
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$52,636	$57,482
Accrued liabilities and other		9,964	10,002
Accrued income taxes		6,186	27,108
Accrued payroll and related benefits		13,816	21,306
Accrued interest payable		4,283	478
Current portion of debt and capital leases	10	6,130	55,983
Current portion of royalty obligation	10,15	61,541	65,104
Current portion of reclamation and mine closure	11	758	668
Deferred tax liabilities		53	121
		155,367	238,252
NON-CURRENT LIABILITIES
Long-term debt and capital leases	10	307,791	3,460
Non-current portion of royalty obligation	10,15	119,681	141,879
Reclamation and mine closure	11	35,252	34,670
Deferred tax liabilities		585,073	577,488
Other long-term liabilities		24,684	27,372
		1,072,481	784,869
COMMITMENTS AND CONTINGENCIES (Notes 10, 11, 12, 15, 16 and 19)
SHAREHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 89,743,142 at March 31, 2013 and 90,342,338 at December 31, 2012		897	903
Additional paid-in capital		2,590,075	2,601,254
Accumulated deficit		(383,886)	(396,156)
Accumulated other comprehensive loss		(11,252)	(7,721)
		2,195,834	2,198,280
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,423,682	$3,221,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended March 31,
		2013	2012
	Notes	(In thousands, except share data)
Sales of metal		$171,797	$204,564
Production costs applicable to sales		(88,784)	(92,554)
Depreciation, depletion and amortization		(50,436)	(52,592)
Gross profit		32,577	59,418
COSTS AND EXPENSES
Administrative and general		10,227	7,596
Exploration		6,841	6,567
Loss on impairment and other		119	—
Pre-development, care, maintenance and other		4,485	1,068
Total cost and expenses		21,672	15,231
OPERATING INCOME		10,905	44,187
OTHER INCOME AND EXPENSE
Fair value adjustments, net	4,15	17,796	(23,113)
Interest income and other, net		3,821	5,007
Interest expense, net of capitalized interest	10	(9,732)	(6,670)
Total other income and expense, net		11,885	(24,776)
Income before income taxes		22,790	19,411
Income tax provision	12	(10,520)	(15,436)
NET INCOME		$12,270	$3,975
BASIC AND DILUTED INCOME PER SHARE
Basic income per share:
Net income	3	$0.14	$0.04
Diluted income per share:
Net income	3	$0.14	$0.04
Weighted average number of shares of common stock
Basic	3	89,948	89,591
Diluted	3	90,036	89,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$12,270	$3,975
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	(3,531)	424
Other comprehensive income (loss)	(3,531)	424
COMPREHENSIVE INCOME	$8,739	$4,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Three months ended March 31, 2013
(Unaudited)

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2012	90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
Net income	—	—	—	12,270	—	12,270
Other comprehensive loss	—	—	—	—	(3,531)	(3,531)
Common stock share buy back	(655)	(7)	(12,550)	—	—	(12,557)
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	56	1	1,371	—		1,372
Balances at March 31, 2013	89,743	$897	$2,590,075	$(383,886)	$(11,252)	$2,195,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR D’ALENE MINES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,270	$3,975
Add (deduct) non-cash items
Depreciation, depletion and amortization	50,436	52,592
Accretion of discount on debt and other assets, net	522	541
Accretion of royalty obligation	3,670	4,580
Deferred income taxes	7,425	7,677
Fair value adjustments, net	(16,042)	21,778
Gain (loss) on foreign currency transactions	(465)	299
Share-based compensation	1,096	2,137
Gain on sale of assets	(868)	—
Loss on impairment	119	—
Other non-cash charges	561	256
Changes in operating assets and liabilities:
Receivables and other current assets	3,968	(2,956)
Prepaid expenses and other	(2,240)	4,774
Inventories	(20,493)	(24,722)
Accounts payable and accrued liabilities	(27,025)	(53,929)
CASH PROVIDED BY OPERATING ACTIVITIES	12,934	17,002
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(4,649)	(1,035)
Proceeds from sales and maturities of short term investments	4,822	20,018
Capital expenditures	(12,827)	(31,647)
Investment in Other Assets	(11,565)	—
Other	955	185
CASH USED IN INVESTING ACTIVITIES	(23,264)	(12,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	300,000	—
Payments on long-term debt, capital leases, and associated costs	(55,340)	(5,166)
Payments on gold production royalty	(15,448)	(21,374)
Share repurchases	(12,557)	—
Other	(454)	(1,112)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	216,201	(27,652)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,871	(23,129)
Cash and cash equivalents at beginning of period	125,440	175,012
Cash and cash equivalents at end of period	$331,311	$151,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation: The Company’s unaudited interim condensed consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Coeur d’Alene Mines Corporation and its consolidated subsidiaries (“Coeur” or the “Company”). All significant intercompany transactions and balances have been eliminated during consolidation. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited consolidated financial statements as of that date.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2013 and December 31, 2012 and the Company’s results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to March 31, 2013 or to the three months ended March 31, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.
Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. The areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pads; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements:
In December, 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning January 1, 2013, with retrospective application required. The adoption of ASU 2011-11 had no effect on the Company's financial position, results of operations or cash flows.
Effective January 1, 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU adds the following disclosure requirements:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.
The adoption of ASU 2013-02 had no effect on the Company's consolidated financial position, results of operations or cash flows.
NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2013, 780,421 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three months ended March 31, 2012, 1,167 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 because there is no excess value upon conversion over the principal amount of the Notes.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The effect of potentially dilutive stock outstanding as of March 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Three months ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common shareholders	$12,270	89,948	$0.14
Effect of Dilutive Securities
Equity awards	—	88
Diluted EPS
Net income available to common shareholders	$12,270	90,036	$0.14

	Three months ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income available to common shareholders	$3,975	89,591	$0.04
Effect of Dilutive Securities
Equity awards	—	230
Diluted EPS
Net income available to common shareholders	$3,975	89,821	$0.04
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	$1,498	$1,498	$—	$—
Marketable equity securities	23,498	23,498	—	—
	$24,996	$24,996	$—	$—
Liabilities:
Royalty obligation embedded derivative	$121,564	$—	$121,564	$—
Put and call options	4,532	—	4,532	—
Other derivative instruments, net	1,225	—	1,225	—
	$127,321	$—	$127,321	$—

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	$999	$999	$—	$—
Marketable securities	27,065	27,065	—	—
Other derivative instruments, net	943	—	943	—
	$29,007	$28,064	$943	$—
Liabilities:
Royalty obligation embedded derivative	$145,098	$—	$145,098	$—
Put and call options	9,299	—	9,299	—
	$154,397	$—	$154,397	$—
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
The Company’s derivative instruments related to the gold put and call options, royalty obligation embedded derivative, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The Company had no Level 3 financial assets and liabilities as of March 31, 2013 or December 31, 2012.
There were no transfers between levels of fair value measurements of financial assets and liabilities during the first three months of 2013.
Financial assets and liabilities that are not measured at fair value at March 31, 2013 and December 31, 2012 are set forth below (in thousands):

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$5,394	$5,394	$—	$—
7.875% Senior Notes due 2021	$300,000	$—	$300,000	$—
Palmarejo Gold Production Royalty Obligation	$85,290	$—	$85,290	$—

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes	$48,220	$48,220	$—	$—
Palmarejo Gold Production Royalty Obligation	$90,617	$—	$90,617	$—
The fair value at March 31, 2013 and December 31, 2012 of the 3.25% Convertible Senior Notes outstanding were determined by active market transactions. As such, the notes are classified as Level 1 in the fair value hierarchy.
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
The fair value of the Company's 7.875% Senior Notes due 2021 has been determined to be at par as there has been minimal variance in fair value due to their recent issuance.
The fair value of the Company's non-current portion of the refundable value added tax is not practicable to estimate due to the uncertainty of the timing of the expected future cash flows to be received.
NOTE 5 – INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income (loss). Please see Note 4 - FAIR VALUE MEASUREMENT for additional information on fair value classification of marketable securities. At the time securities are sold or otherwise disposed of, gains or losses are included in net income. Gross realized gains and losses are based on cost, net of discount or premium, of investments sold and there were no losses realized during the first three months of 2013 or 2012.
The equity securities reflected in the table below consist of equity securities of silver and gold exploration and development companies that the Company purchased. The following table summarizes the Company’s available-for-sale securities on hand as of March 31, 2013 and December 31, 2012 (in thousands):

	Investments in marketable securities
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at March 31, 2013	$34,751	$(13,072)	$1,819	$23,498

Marketable securities at December 31, 2012	$34,786	$(10,443)	$2,722	$27,065

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2013 (in thousands):

	Less than twelve months		Twelve months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Marketable equity securities	$(1,270)	$3,861	$(11,802)	$10,874	$(13,072)	$14,735
In the three months ended March 31, 2013 and 2012, the Company recognized an unrealized loss of $3.5 million and an unrealized gain of $0.4 million, respectively, in other comprehensive income (loss). The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company's management team uses industry knowledge and expertise to evaluate each investment and has determined that unrealized losses on seven investments it currently holds are not other than temporary based on a review of the potential for each issuer of securities held by the Company. The Company has the intent and ability to hold these investments until they recover or increase in value.
In addition, the Company had $1.5 million and $1.0 million of short-term investments at March 31, 2013 and December 31, 2012, respectively. These investments are held with various banks and all have maturity dates of less than one year.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 6 – RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Receivables - current portion
Accounts receivable - trade	$9,487	$8,701
Refundable income tax	4,131	9,331
Refundable value added tax	49,149	40,020
Accounts receivable - other	5,415	4,386
	$68,182	$62,438
Receivables - non-current portion
Refundable value added tax	$39,061	$48,767

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. There were no allowances against receivable balances at March 31, 2013 or December 31, 2012.
Taxes paid to foreign governments that are refundable to the Company are classified as “Refundable value added tax” at the face value of the amount of the tax refund due. Refunds expected to be received in the next twelve months are classified as “current” and amounts that are expected to be received after twelve months are classified as “non-current”.
NOTE 7 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Concentrate and doré inventory	$107,960	$91,130
Supplies	76,730	79,540
Metal and other inventory	$184,690	$170,670
NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$2,010	$2,010
Buildings and improvements	582,681	581,286
Machinery and equipment	370,381	360,199
Capitalized leases for machinery, equipment, buildings, and land	28,270	35,129
	983,342	978,624
Accumulated depreciation and amortization	(333,470)	(313,067)
	649,872	665,557
Construction in progress	17,824	18,303
	$667,696	$683,860

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Joaquin	Other	Total
Mining properties	$158,718	$70,351	$335,424	$115,963	$11,416	$—	$—	$—	$691,872
Accumulated depletion	(87,359)	(19,349)	(53,519)	(100,844)	(11,416)	—	—	—	(272,487)
	71,359	51,002	281,905	15,119	—	—	—	—	419,385
Mineral interests	1,658,389	26,642	—	—	—	44,033	93,430	—	1,822,494
Accumulated depletion	(248,942)	(7,678)	—	—	—	(15,449)	—	—	(272,069)
	1,409,447	18,964	—	—	—	28,584	93,430	—	1,550,425
Non-producing and development properties	—	—	—	—	—	—	—	142	142
Total mining properties	$1,480,806	$69,966	$281,905	$15,119	$—	$28,584	$93,430	$142	$1,969,952

December 31, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Joaquin	Other	Total
Mining properties	$155,722	$70,322	$333,619	$114,973	$11,416	$—	$—	$—	$686,052
Accumulated depletion	(82,037)	(18,439)	(46,649)	(100,437)	(11,416)	—	—	—	(258,978)
	73,685	51,883	286,970	14,536	—	—	—	—	427,074
Mineral interests	1,658,389	26,642	—	—	—	44,033	93,429	—	1,822,493
Accumulated depletion	(235,795)	(7,338)	—	—	—	(14,625)	—	—	(257,758)
	1,422,594	19,304	—	—	—	29,408	93,429	—	1,564,735
Non-producing and development properties	—	—	—	—	—	—	—	142	142
Total mining properties	$1,496,279	$71,187	$286,970	$14,536	$—	$29,408	$93,429	$142	$1,991,951

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

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 4.3 million payable ounces to-date and the current ore reserve contains approximately 4.3 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Joaquin Project: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in November 2007. Since that time, the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, collectively referred to as the "Joaquin Project," and has recently commenced work on detailed drilling and other technical, economic and environmental programs. Please see Note 8 - ACQUISITION OF JOAQUIN MINERAL INTERESTS in the Company’s Form 10-K for the year ended December 31, 2012.
NOTE 10 – DEBT AND CAPITAL LEASE OBLIGATIONS
The current and non-current portions of long-term debt and capital lease obligations as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due March 2028	$—	$5,334	$48,081	$—
7.875% Senior Notes due 2021	—	300,000	—	—
Capital lease obligations	6,130	2,457	7,902	3,460
	$6,130	$307,791	$55,983	$3,460

3.25% Convertible Senior Notes
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding 3.25% Convertible Senior Notes due 2028. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at March 31, 2013. The carrying value of the equity component was $10.9 million at March 31, 2013 and December 31, 2012.
For the three months ended March 31, 2013 and 2012 interest expense recognized was $0.3 million and $0.4 million, respectively. For the three months ended March 31, 2013 and 2012 accretion of the debt discount was $0.6 million. The effective interest rate on the Convertible Notes was 8.9%.
7.875% Senior Notes
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). As of March 31, 2013, the outstanding balance of the 7.875%  Senior Notes due 2021 was $300.0 million.
The Notes are governed by an Indenture, dated as of January 29, 2013 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee (the “Trustee”).
The Notes bear interest at a rate of 7.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding January 15 and July 15. In certain circumstances the Company may be required to pay additional interest. For the three months ended March 31, 2013 interest expense recognized was $4.1 million.
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
The terms of the notes include affirmative and negative covenants that the Company believes are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales, pay dividends and distributions or repurchase or redeem capital stock, restrict the ability of subsidiaries to pay dividends to the Company, prepay, redeem or repurchase certain debt, or enter into transactions with affiliates.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. There is a commitment fee of 0.10% on the unused portion of the line. The unused line fee for the three months ended March 31, 2013 was $0.1 million and was charged to interest expense.
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
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that the Company believes are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3.00 to 1.00 after two years), (ii) ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) tangible net worth to be not less than 90% of tangible net worth as of March 31, 2012 plus 25% of net income for each fiscal quarter ending after March 31, 2012 to the date of measurement.
As of March 31, 2013, no amounts were outstanding under the Revolving Credit Facility.
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
As a condition to the Kensington Term Facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the term facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 92,000 ounces of gold were outstanding at March 31, 2013. The weighted average strike price of the call options was $1,966.14. Put options protecting 109,500 ounces of gold were outstanding at March 31, 2013. The weighted average strike price of the put options was $973.14. Call options protecting 97,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the call options was $1,967.89. Put options protecting 122,000 ounces of gold were outstanding

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

at December 31, 2012. The weighted average strike price of the put options was $967.86.
Capital Lease Obligations
As of March 31, 2013 and December 31, 2012, the Company had outstanding balances on capital leases of $8.6 million and $11.4 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation for the three months ended March 31, 2013 and 2012 of $4.1 million and $5.1 million, respectively. As of March 31, 2013 and December 31, 2012, the remaining minimum obligation under the royalty agreement was $59.7 million and $61.9 million, respectively. Please see Note 15 - DERIVATIVE FINANCIAL INSTRUMENTS for additional information on the gold production royalty obligation.
Interest Expense
The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three months ended March 31, 2013 and 2012, the Company expensed interest of $9.7 million and $6.7 million, respectively.

	Three months ended March 31,
	2013	2012
	(in thousands)
3.25% Convertible Senior Notes due March 2028	$337	$395
7.875% Senior Notes due January 2021	4,134	—
Revolving Credit Facility	125	—
Kensington Term Facility (terminated in 2012)	—	974
Capital lease obligations	168	343
Other debt obligations	197	69
Accretion of Franco Nevada royalty obligation	4,062	5,104
Amortization of debt issuance costs	525	256
Accretion of debt discount	577	612
Capitalized interest	(393)	(1,083)
Total interest expense, net of capitalized interest	$9,732	$6,670
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2013 and 2012, the Company capitalized interest of $0.4 million and $1.1 million, respectively.
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
Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Asset retirement obligation - Beginning	$33,434	$32,714
Accretion	743	724
Addition and changes in estimates	—	—
Settlements	(2)	(4)
Asset retirement obligation - March 31	$34,175	$33,434
In addition, the Company has accrued $0.8 million and $0.9 million as of March 31, 2013 and December 31, 2012, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.
NOTE 12 – INCOME TAXES
For the three months ended March 31, 2013, the Company reported an income tax provision of approximately $10.5 million compared to an income tax provision of $15.4 million for the three months ended March 31, 2012.
The following table summarizes the components of the Company’s income tax provision from continuing operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012

United States	$(2,487)	$(3,137)
Argentina	73	(201)
Australia	(105)	(711)
Mexico	(3,673)	(3,698)
Bolivia	(4,328)	(7,689)
Income tax provision from continuing operations	$(10,520)	$(15,436)
The income tax provision for the three months ended March 31, 2013 varies from the statutory rate primarily because of differences in tax rates for the Company's foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences. The variance is also attributable to an audit of San Bartolomé's 2009 Bolivian tax return, whereby San Bartolomé incurred an additional $1.5 million of tax expense, including interest and penalties related to uncertainty in similar tax positions.
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
The compensation expense recognized in the Company’s consolidated financial statements for the three months ended March 31, 2013 and 2012 for share based compensation awards was $0.6 million and $1.7 million, respectively. The stock appreciation rights (SARs) outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. As of March 31, 2013, there was $8.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested stock options, SARs, restricted stock, and performance shares which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.

The following table summarizes the new grants issued during the three months ended March 31, 2013:

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 2, 2013	1,805	$25.20	—	$—	—	$—
January 22, 2013	47,994	$23.90	77,715	$14.77	95,991	$27.41
February 4, 2013	18,668	$22.63	17,692	$14.00	21,828	$25.96
The following options and stock appreciation rights were exercised during the three months ended March 31, 2013:

Award Type	Number of Units	Weighted Average Exercise Price
Options	926	$20.80
Stock Appreciation Rights	3,846	$15.40
The following shows the weighted average fair value of SARs outstanding at March 31, 2013:

SARs
Weighted average fair value	$8.11

The following table shows the options and SARs exercisable at March 31, 2013:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price
252,171	$33.15	65,019	$14.21
NOTE 14 – DEFINED CONTRIBUTION AND 401(k) PLANS
Defined Contribution Plan
The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.6 million and $0.5 million, for the three months ended March 31, 2013 and 2012, respectively.
401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended March 31, 2013 and 2012 were $0.7 million and $0.6 million, respectively.
NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2013, a total of 184,851 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. As such, the Company is required to recognize the change in fair value of the remaining minimum obligation due to the changing gold prices. Unrealized gains are recognized in periods when the forward gold price has decreased from the previous period and unrealized losses are recognized in periods when the forward gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 4.2% and 4.2% at March 31, 2013 and December 31, 2012, respectively. The fair value of the embedded derivative at March 31, 2013 and December 31, 2012, based on forward gold prices averaging approximately $1,609 and $1,694 per ounce, respectively, was a liability of $121.6 million and $145.1 million, respectively. During the three months ended March 31, 2013 and 2012, mark-to-market adjustments for this embedded derivative amounted to a gain of $23.5 million and a loss of $12.4 million, respectively.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Payments on the royalty obligation occur monthly resulting in a decrease to the carrying amount of the minimum obligation and the derivative liability and the recognition of realized gains or losses as a result of changing prices for gold. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the three months ended March 31, 2013 and 2012, realized losses on settlement of the liabilities were $9.1 million and $13.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At March 31, 2013, the Company had MXN foreign exchange contracts of $29.4 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.91 MXN to each U.S. dollar and the Company had an asset with a fair value of $0.8 million at March 31, 2013. At December 31, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.11 MXN to each U.S. dollar and the Company had a liability with a fair value of $0.1 million at December 31, 2012. The Company recorded mark-to-market gains on these contracts of $0.7 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded a realized gain of $0.6 million and a realized loss of $0.8 million in production costs applicable to sales during the three months ended March 31, 2013 and 2012, respectively.
In connection with an arrangement agreement entered into with Orko Silver Corp., the Company entered into a forward foreign currency contract in the first quarter of 2013 to reduce the foreign exchange risk associated with forecasted Canadian dollars ("CAD"). Please see Note 20 - SUBSEQUENT EVENTS for additional information. At March 31, 2013, the Company had a CAD foreign exchange contract of $100 million in U.S. dollars. This contract requires the Company to exchange U.S. dollars for CAD at an exchange rate of 1.0 CAD to each U.S. dollar and the contract had a fair value of $98.4 million at March 31, 2013. The Company recorded a mark-to-market loss on this contract of $1.6 million for the three months ended March 31, 2013. This mark-to-market adjustment is reflected in fair value adjustments, net.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2013, the Company had outstanding provisionally priced sales of $30.1 million, consisting of 0.1 million ounces of silver and 15,685 ounces of gold, which had a fair value of $29.6 million including the embedded derivative. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative.
Commodity Derivatives
As of March 31, 2013, the Company had outstanding call options requiring it to deliver 92,000 ounces of gold at a weighted average strike price of $1,966.14 per ounce if the market price of gold exceeds the strike price. At March 31, 2013, the Company had outstanding put options allowing it to sell 109,500 ounces of gold at a weighted average strike price of $973.14 per ounce if the market price of gold were to fall below the strike price. The contracts expire by their terms over the next three years. At December 31, 2012, the Company had written outstanding call options requiring it to deliver 97,000 ounces of gold at a weighted average strike price of $1,967.89 per ounce if the market price of gold exceeds the strike price. At December 31, 2012, the Company had outstanding put options allowing it to sell 122,000 ounces of gold at a weighted average strike price of $967.86 per ounce if the market price of gold were to fall below the strike price. As of March 31, 2013 and December 31, 2012, the fair market value of these contracts was a net liability of $4.5 million and $9.3 million, respectively. During the three months ended March 31, 2013, 12,500 ounces of gold put options expired at a weighted average strike price of $921.60 per ounce, resulting in a realized loss of $0.5 million. During the three months ended March 31, 2013, 5,000 ounces of gold call options at a weighted average strike price of $2,000.00 expired. During the three months ended March 31, 2013 and 2012, the Company recorded unrealized gains of $4.8 million and $0.2 million, respectively, related to the outstanding options which was included in fair value adjustments, net.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

As of March 31, 2013, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average prices, ounces and notional data):

	2013	2014	2015	Thereafter
Palmarejo gold production royalty	$21,297	$24,895	$24,691	$20,766
Average gold price in excess of minimum contractual deduction	$502	$498	$494	$490
Notional ounces	42,433	50,004	50,004	42,409
Mexican peso forward purchase contracts	$29,400	$—	$—	$—
Average rate (MXP/$)	$12.91	$—	$—	$—
Mexican peso notional amount	379,422	—	—	—
Canadian dollar forward purchase contracts	$100,000	$—	$—	$—
Average rate (CAD/$)	$1.00	$—	$—	$—
Canadian dollar notional amount	100,000	—	—	—
Silver concentrate sales agreements	$4,395	$—	$—	$—
Average silver price	$29.72	$—	$—	$—
Notional ounces	147,898	—	—	—
Gold concentrates sales agreements	$25,683	$—	$—	$—
Average gold price	$1,637	$—	$—	$—
Notional ounces	15,685	—	—	—
Gold put options purchased	$1,260	$720	$—	$—
Average gold strike price	$931	$979	$1,010	$—
Notional ounces	32,500	47,000	30,000	—
Gold call options sold	$—	$720	$—	$—
Average gold strike price	$2,000	$1,934	$2,000	$—
Notional ounces	15,000	47,000	30,000	—

The following summarizes the classification of the fair value of the derivative instruments as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Prepaid expenses and other	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Forward foreign exchange contracts Peso	$814	$—	$—	$—	$—
Forward foreign exchange contracts Canadian dollars	—	1,598	—	—	—
Palmarejo gold production royalty	—	—	—	37,279	84,285
Put and call options, net	—	1,551	2,981	—	—
Concentrate sales contracts	71	512	—	—	—
	$885	$3,661	$2,981	$37,279	$84,285

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	December 31, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Forward foreign exchange contracts Peso	$376	$300	$—	$—	$—
Palmarejo gold production royalty	—	—	—	41,146	103,952
Put and call options, net	—	2,025	7,274	—	—
Concentrate sales contracts	1,030	163	—	—	—
	$1,406	$2,488	$7,274	$41,146	$103,952
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2013 and 2012 (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2013	2012
Sales of metal	Concentrate sales contracts	$(1,755)	$1,336
Production costs applicable to sales	Forward foreign exchange contracts	627	(783)
Fair value adjustments, net	Forward foreign exchange contracts MXN Peso	738	2,690
Fair value adjustments, net	Forward foreign exchange contracts Canadian dollar	(1,598)	—
Fair value adjustments, net	Silver ounces receivable	—	359
Fair value adjustments, net	Palmarejo gold royalty	14,429	(25,611)
Fair value adjustments, net	Put and call options	4,228	(551)
		$16,669	$(22,560)

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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains one labor agreement with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The labor agreement, which became effective October 11, 2007, does not have a fixed term. As of March 31, 2013, approximately 10.6% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
The Company established a termination benefit program for its employees at the Rochester mine in 2005. The program provided a financial benefit in the form of severance pay to terminated employees if their employment was terminated due to curtailment of operations. The individual benefit was based on the employee’s service time and rate of pay at the time of termination. The Rochester mine resumed mining and crushing operations in late 2011. As of November 2012, the plan was terminated.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Changes to the Company's termination benefits are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Beginning Balance	$—	$3,335
Accruals	—	87
Ending Balance	$—	$3,422
The Company does not have a written severance plan for any of its operations including those operations located in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for post-employment benefits in these locations of approximately $7.7 million and $7.6 million as of March 31, 2013 and December 31, 2012, respectively.
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
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was $1.0 million and $0.6 million, respectively for the three months ended March 31, 2013 and 2012, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Please see Note 15 - DERIVATIVE FINANCIAL INSTRUMENTS for additional detail on the Palmarejo gold production royalty.

NOTE 17 – SIGNIFICANT CUSTOMERS
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has eight trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi, Johnson Matthey and Auramet) and the sales of metals to these companies amounted to approximately 70% and 90% of total metal sales for the three months ended March 31, 2013 and 2012, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, Trafigura, Auramet, and China National Gold) amounted to approximately 30% and 10% of total metal sales for the three months ended March 31, 2013, and 2012, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table indicates customers that represent 10% or more of total sales of metal for the three months ended March 31, 2013 and 2012 (in millions):

Customer	Three months ended March 31,	Three months ended March 31,	Segments reporting sales of metal
	2013	2012
Valcambi	$12.2	$107.9	Palmarejo, San Bartolomé
Auramet	$24.2	$13.9	San Bartolomé, Kensington
Mitsui	$22.4	$16.7	Palmarejo, San Bartolomé, Rochester
Standard Bank	$17.4	$14.5	Palmarejo
Johnson Matthey	$25.2	$—	Palmarejo, San Bartolomé, Rochester

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
The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington and Endeavor mining properties and the Joaquin exploration property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. Through September 2012, the Martha mine sold precious metal concentrates, typically under long-term contracts, to trading partners located in the United States and Switzerland. The Company ceased active mining operations at the Martha mine in September of 2012. The Kensington mine sells precious metals and concentrates, typically under long-term contracts to smelters in China and Germany. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks such as International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi and Auramet. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australian smelter. The Company’s exploration programs, other than the Joaquin project, are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Joaquin	Other	Total
Sales of metals	$57,426	$33,141	$39,274	$39,474	$(501)	$2,983	$—	$—	$171,797
Productions costs applicable to sales	(26,718)	(15,678)	(23,565)	(21,502)	—	(1,321)	—	—	(88,784)
Depreciation and depletion	(28,950)	(4,756)	(13,386)	(2,181)	(117)	(824)	—	(222)	(50,436)
Gross profit (loss)	1,758	12,707	2,323	15,791	(618)	838	—	(222)	32,577
Exploration expense	1,980	53	672	484	2,995	—	—	657	6,841
Loss on impairment	—	—	—	—	119	—	—	—	119
Other operating expenses	—	3,721	76	144	1,045	—	11	9,714	14,711
OPERATING INCOME (LOSS)	(222)	8,933	1,575	15,163	(4,777)	838	(11)	(10,593)	10,906
Interest and other income, net	1,941	605	130	57	908	(13)	(14)	206	3,820
Interest expense, net	(3,738)	(32)	(259)	(5)	(15)	—	15	(5,698)	(9,732)
Fair value adjustments, net	14,429	—	4,227	—	—	—	—	(860)	17,796
Income tax expense	(3,534)	(4,328)	—	—	73	—	—	(2,731)	(10,520)
Net income (loss)	$8,876	$5,178	$5,673	$15,215	$(3,811)	$825	$(10)	$(19,676)	$12,270
Segment assets (A)	$1,900,071	$303,761	$498,762	$114,381	$8,304	$93,770	$31,054	$13,561	$2,963,664
Capital expenditures (B)	$5,314	$457	$3,330	$3,299	$—	$—	$—	$427	$12,827

A.	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

B.	Balance represents cash flow amounts

Three months ended March 31, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Joaquin	Other	Total
Sales of metals	$123,722	$41,376	$10,377	$18,758	$3,618	$6,713	$—	$—	$204,564
Productions costs applicable to sales	(45,860)	(13,608)	(17,090)	(9,565)	(3,694)	(2,737)	—	—	(92,554)
Depreciation and depletion	(37,769)	(4,219)	(6,605)	(1,642)	(596)	(1,644)	—	(117)	(52,592)
Gross profit (loss)	40,093	23,549	(13,318)	7,551	(672)	2,332	—	(117)	59,418
Exploration expense	1,320	70	222	709	3,412	—	—	834	6,567
Other operating expenses	—	5	19	1,341	197	—	—	7,102	8,664
OPERATING INCOME (LOSS)	38,773	23,474	(13,559)	5,501	(4,281)	2,332	—	(8,053)	44,187
Interest and other income, net	4,581	95	—	49	(75)	—	—	357	5,007
Interest expense	(4,810)	—	(892)	(8)	—	—	—	(960)	(6,670)
Fair value adjustments, net	(25,611)	—	(551)	—	—	—	—	3,049	(23,113)
Income tax benefit (expense)	(3,544)	(7,689)	—	—	(201)	—	—	(4,002)	(15,436)
Net income (loss)	$9,389	$15,880	$(15,002)	$5,542	$(4,557)	$2,332	$—	$(9,609)	$3,975
Segment assets (A)	$2,008,004	$285,276	$504,082	$90,072	$24,183	$36,372	$—	$17,104	$2,965,093
Capital expenditures (B)	$7,170	$10,207	$10,878	$2,639	$659	$—	$—	$94	$31,647

A.	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

B.	Balance represents cash flow amounts

Coeur d'Alene Mines Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	March 31, 2013	December 31, 2012
Assets
Total assets for reportable segments	$2,963,664	$2,974,056
Cash and cash equivalents	331,311	125,440
Short term investments	1,498	999
Other assets	127,209	120,906
Total consolidated assets	$3,423,682	$3,221,401
Geographic Information

	March 31, 2013	December 31, 2012
Long Lived Assets:
United States	$505,593	$514,663
Australia	28,584	29,408
Chile	21	24
Argentina	95,053	95,134
Bolivia	237,157	240,905
Mexico	1,771,240	1,795,677
Total	$2,637,648	$2,675,811

	Three months ended March 31,
	2013	2012
Revenues:
United States	$78,748	$29,135
Mexico	57,426	123,722
Bolivia	33,141	41,376
Australia	2,983	6,713
Argentina	(501)	3,618
Total	$171,797	$204,564
NOTE 19 – LITIGATION AND OTHER EVENTS
Sites Related to Callahan Mining Corporation
In 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. Since then, the Company has received requests for information or notices of potential liability from state or federal agencies with regard to Callahan's operations at sites in Idaho, Maine, Colorado and Washington. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at these sites. Therefore, the Company believes that it is not liable for any potential cleanup costs either directly as an operator or indirectly as a parent. To date, none of these agencies have made any claims against the Company or Callahan for cleanup costs. The Company anticipates that further agency interaction may be possible with respect to three of these sites, discussed below.
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
Callahan controlled the Akron Mine in Gunnison County, Colorado under lease and option agreements with several owners from 1937-1960. In December 2003, the United States Forest Service (“USFS”) made a formal request for information to the Company for information regarding the site, to which the Company responded. In February 2007, the USFS made a formal request for information to Callahan for information regarding the site, to which Callahan responded. In April 2013, the USFS made a formal request for information to the Company regarding the site, to which the Company intends to respond.
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
On September 7, 2012, Rye Patch filed a petition with the Nevada Supreme Court requesting a special writ be issued to the District Court to prevent its enforcement of its appointment of the Special Master. On October 5, 2012, the Nevada Supreme Court entered an order granting Rye Patch's request for a temporary stay of the appointment of the Special Master. Coeur Rochester filed an answer to Rye Patch's appeal with respect to the appointment of the Special Master on November 5, 2012. A hearing on the petition is scheduled for May 13, 2013.
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
NOTE 20 – SUBSEQUENT EVENTS
Orko Aquisition
On February 20, 2013 the Company entered into an Arrangement Agreement among the Company, 0961994 B.C. Ltd., a corporation wholly-owned by the Company and incorporated under the laws of British Columbia, and Orko Silver Corp., a corporation incorporated under the laws of British Columbia engaged in the acquisition and exploration of mineral properties(“Orko” and, together with the Company and 0961994 B.C. Ltd., the “Parties”), and on March 12, 2013, the Parties entered into a Memorandum of Agreement amending certain terms of the Arrangement Agreement. Pursuant to the Arrangement Agreement, as amended, the Company acquired ("the Arrangement") all of the issued and outstanding common shares of Orko pursuant to a Plan of Arrangement under the Business Corporations Act (British Columbia). Orko’s shareholders adopted and approved the Arrangement on April 10, 2013.
The Supreme Court of British Columbia issued a final order approving the Plan of Arrangement on April 12, 2013. On April 16, 2013, the Company’s acquisition of the equity interests of Orko from the Orko shareholders was consummated by way of the Plan of Arrangement and Orko became a wholly-owned subsidiary of the Company. As a result of the completion of the arrangement, Coeur now owns all of the issued and outstanding shares of Orko. As consideration, Coeur paid a total of CAD $100 million in cash and issued an aggregate 11,572,918 common shares of Coeur and 1,588,768 warrants to acquire common shares of Coeur.

Letter of Intent to Sell Certain Assets
On April 11, 2013, the Company announced that it has entered into a letter of intent with XDM Royalty Corp. (“XDM”) to sell its interest in the silver production and reserves from the Endeavor mine in Australia (the “Endeavor silver stream”) and the royalty from the Cerro Bayo gold and silver mine in southern Chile (the “Cerro Bayo royalty”) for up to $67 million in total cash and XDM equity consideration.
At March 31, 2013, the carrying value of the Endeavor silver stream, consisting of capitalized mineral interest acquisition costs, was $28.6 million and the Cerro Bayo royalty was $6.1 million.

On May 9, 2013, the Company announced that the letter of intent with XDM has been terminated due to the dislocation in metals markets, and that the parties are continuing discussions to possibly reach a revised agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company's financial statements with a narrative from management’s perspective on its financial condition, results of operations, liquidity and other factors that may affect our future results. The Company believes it is important to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 10-K"), as well as other publicly available information.
This report contains numerous forward-looking statements relating to the Company’s gold and silver mining business, including estimated production data, expected operating schedules, results of operations, ore reserves and resources, expected capital costs and other expected operating data and permit and other regulatory approvals. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and resources, capital costs and permit and regulatory approvals could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and in the "Risk Factors" section of the 2012 10-K and the risks and uncertainties discussed in this MD&A; (ii) risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions); (iii) changes in the market prices of gold and silver; (iv) uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays and disputed mining claims; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and (xiii) the Company’s possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Introduction to the Company
The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine , each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first three months of 2013.
The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that it expects to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for shareholders. The Company’s management focuses on maximizing cash flow from its existing operations, the main elements of which are silver and gold prices, cash costs of production and capital expenditures. The Company also focuses on controlling its non-operating costs in order to maximize cash flow.
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
Overview of Performance
Production
In the first quarter of 2013, the Company’s total silver production decreased 21.5% to 3.8 million ounces as compared to 4.9 million ounces in the comparable period in 2012. The decrease is primarily due to decreased production at the Palmarejo and San Bartolomé mines. The decrease at Palmarejo was the result of lower grade ore processed from both open pit and underground operations compared to the same time period in 2012. The reduction at San Bartolomé was due to lower silver ore grades. The Company’s total gold production in the first quarter of 2013 increased by 13,012 ounces, or 29.6%, to 56,913 ounces, as compared to 43,901 ounces in the comparable period in 2012. The increase was primarily driven by increased gold production at the Kensington mine.
Sales of Metal
Sales of metal decreased $32.8 million, or 16.0%, to $171.8 million in the first quarter of 2013, compared to $204.6 million in the first quarter of 2012, primarily due to lower silver and gold prices and the production decreases at the Palmarejo and San Bartolomé mines. The Company sold 3.1 million ounces of silver and 51,926 ounces of gold during the first quarter compared to 4.3 million ounces of silver and 38,884 ounces of gold in the comparable period of 2012. The Company’s average realized silver and gold prices during the first quarter of 2013 were $30.30 per ounce and $1,630 per ounce, respectively, representing a decrease of 7.1% and 4.2%, respectively, over last year’s first quarter. Sales of silver contributed 53.4% of the Company’s total metal sales during the first quarter of 2013, compared to 68.1% during the first quarter of 2012.
Earnings
The Company reported net income of $12.3 million, or $0.14 per share, compared to net income of $4.0 million, or $0.04 per share, for the three months ended March 31, 2013 and 2012, respectively. The earnings reflect non-cash fair value adjustments that increased net income by $17.8 million and decreased net income by $23.1 million in the three months ended March 31, 2013 and 2012, respectively. These fair value adjustments are driven primarily by changing forward gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Production costs decreased by $3.8 million or 4.1% for the three months ended March 31, 2013 compared to the same time period in 2012. The decrease was due primarily to a lower volume of ounces sold when compared to the same time period during 2012.
Depreciation, depletion, and amortization decreased by $2.2 million or 4.1% for the three months ended March 31, 2013 compared to the same time period in 2012 as a result of decreased depletion at Palmarejo due to a decrease in volume.
Administrative and general expenses increased by $2.6 million or 34.6% during the three months ended March 31, 2013 compared to the same time period in 2012. The increase was primarily due to increased legal and finance related expense and salaries and relocation costs for new employees.
Exploration expense increased by $0.3 million or 4.2% for the three months ended March 31, 2013 compared to the same time period in 2012 as a result of increased exploration activity at the Palmarejo, Kensington and Rochester mines, and at the Joaquin and Lejano projects.
Pre-development, care, maintenance and other expenses increased by $3.4 million or 319.9% during the three months ended March 31, 2013 compared to the same time period in 2012. The increase was primarily the result of the Company's settlement of a royalty right in Bolivia.
Interest expense increased $3.1 million or 45.9% during the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to an increase in total debt outstanding as a result of issuing the 7.875% Senior Notes.
Other Highlights
In addition to the matters discussed above regarding the key elements of the Company’s business strategy, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•
The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended March 31, 2013 was $30.08 and $1,631 per ounce, respectively, compared to $32.72 and $1,691 per ounce, respectively, for the three months ended March 31, 2012. The closing market price of silver and gold on May 8, 2013 was $23.75 per ounce and $1,468 per ounce, respectively.

•
Net cash provided by operating activities for the first quarter of 2013 was $12.9 million, compared to $17.0 million during the first quarter of 2012. The reduction was primarily the result of lower sales during the quarter.

•
The Company spent $12.8 million on capital expenditures in the first quarter of 2013, which is $18.8 million lower than the same time period last year. Capital expenditures in the first quarter were primarily related to capitalized drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo, underground development at Kensington, and the stage 3 leach pad, metal removal system, and crusher at Rochester.

•	The Company’s ratio of current assets to current liabilities was 4.10 to 1 at March 31, 2013, compared to 1.70 to 1 at December 31, 2012.
Operating Highlights and Statistics
Palmarejo Mine:
Production during the first quarter of 2013 was 1.6 million ounces of silver, which represented a 33.7% decrease compared to the first quarter of 2012. Gold production was 22,965 ounces, which represented a 26.1% decrease from the first quarter of 2012. The reduced production was primarily the result of lower grade ore processed from both open pit and underground operations compared to the same time period in 2012.
Cash operating costs and total cash costs per silver ounce during the first quarter increased to $2.20 compared to $(2.27) for the first quarter of 2012. Higher cash operating costs per ounce were due to decreased production, increased mining costs for additional ground support, increased maintenance costs and lower gold by-product credits as a result of lower gold production. Production costs applicable to sales for the three months ended March 31, 2013 decreased by 41.7% compared to the same time period in 2012 due primarily to a lower volume of ounces sold.
San Bartolomé Mine:
Silver production for the first quarter of 2013 decreased 12.6% to 1.4 million ounces of silver compared to 1.6 million ounces of silver in the first quarter of 2012 due primarily to lower silver ore grades.
Production costs applicable to sales increased by 15.2% during the first quarter of 2013 as compared to the first quarter of 2012 due primarily to increased throughput of lower ore grade at the mine.
Total cash operating costs per ounce during the first quarter of 2013 were $13.27 and total cash costs per ounce, including royalties and taxes, were $14.32 compared to $10.21 and $11.49, respectively, in the first quarter of 2012.
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
Kensington Mine:
Production at Kensington during the first quarter of 2013 was 25,206 ounces of gold, as compared to 7,444 ounces of gold for the same time period of 2012, which was affected by the temporary scale back in production from November of 2011 until April 2012 to allow for the completion of several critical underground and surface infrastructure projects.
Total cash operating costs per ounce in the first quarter of 2013 were $1,055 as compared to $2,709 for the same time period during 2012.

Continuous improvements at the mill resulted in a 96.2% recovery rate in the first quarter of 2013 compared to 93.4% in the first quarter 2012.
Rochester Mine:
Production was 0.6 million ounces of silver and 8,742 ounces of gold during the first quarter of 2013 compared to 0.4 million ounces of silver and 5,292 ounces of gold in the first quarter of 2012. Production costs applicable to sales increased to $21.5 million during the first quarter of 2013, as compared to $9.6 million during the same time period in 2012 due to the increase in production. Total cash operating costs per silver ounce in the first quarter of 2013 were $13.54 and total cash costs per silver ounce, including production taxes and royalties, were $16.24 in the first quarter of 2013 as compared to total cash operating costs per silver ounce of $23.35 and total cash costs per silver ounce of $24.75 in the first quarter of 2012.
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
Endeavor Mine:
Silver production at the Endeavor mine in the first quarter of 2013 was 0.1 million ounces compared to 0.2 million ounces in the first quarter of 2012. Production costs applicable to sales were $1.3 million for the quarter compared to $2.7 million in the first quarter of 2012. Total cash costs per ounce of silver produced were $17.30 in the first quarter of 2013 compared to $16.64 in the first quarter of 2012.
As of March 31, 2013, CDE Australia Pty Ltd had recovered approximately 102% of the original transaction consideration to acquire the silver stream, consisting of 4.3 million payable ounces, or 21.5% of the 20.0 million maximum payable silver ounces to which CDE Australia Pty. Ltd is entitled under the terms of the silver sale and purchase agreement.
Minority Investments in Silver and Gold Development Companies
Between January 1, 2011 and March 31, 2013, the Company made strategic minority investments in eight silver and gold development companies in North and South America as part of its business growth strategy. Coeur made such investments in Apogee Silver Ltd; Caracara Silver Peru, Inc.; Huldra Silver, Inc.; Silver Bull Resources, Inc.; Soltoro Ltd.; Pershing Gold Corporation; International Northair Mines Ltd; and Commonwealth Silver and Gold Mining, Inc. As of March 31, 2013, the Company's investments in these companies had an estimated fair value of $23.5 million.

Operating Statistics from Continuing Operations
The following table presents information by mine and consolidated sales information for the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Silver Operations:
Palmarejo
Tons milled	573,170	528,543
Ore grade/Ag oz	3.65	6.12
Ore grade/Au oz	0.04	0.06
Recovery/Ag oz(F)	78.8%	76.8%
Recovery/Au oz(F)	90.1%	93.3%
Silver production ounces	1,646,397	2,482,814
Gold production ounces	22,965	31,081
Cash operating cost/oz	$2.20	$(2.27)
Cash cost/oz	$2.20	$(2.27)
Total production cost/oz	$20.14	$13.04
San Bartolomé
Tons milled	374,985	378,104
Ore grade/Ag oz	4.09	4.62
Recovery/Ag oz(F)	90.6%	91.2%
Silver production ounces	1,391,099	1,591,292
Cash operating cost/oz	$13.27	$10.21
Cash cost/oz	$14.32	$11.49
Total production cost/oz	$18.13	$14.02
Martha
Tons milled	—	34,069
Ore grade/Ag oz	—	4.43
Ore grade/Au oz	—	0.01
Recovery/Ag oz(F)	—%	81.4%
Recovery/Au oz(F)	—%	64.6%
Silver production ounces	—	122,793
Gold production ounces	—	84
Cash operating cost/oz	$—	$46.48
Cash cost/oz	$—	$47.15
Total production cost/oz	$—	$51.85
Rochester (A)
Tons milled	2,439,757	2,009,518
Ore grade/Ag oz	0.52	0.55
Ore grade/Au oz	0.003	0.004
Recovery/Ag oz(G)	50.8%	40.2%
Recovery/Au oz(G)	108.6%	62.1%
Silver production ounces	647,589	441,337
Gold production ounces	8,742	5,292
Cash operating cost/oz	$13.54	$23.35
Cash cost/oz	$16.24	$24.75
Total production cost/oz	$19.61	$28.67

	Three months ended March 31,
	2013	2012
Endeavor
Tons milled	194,519	195,846
Ore grade/Ag oz	1.61	3.35
Recovery/Ag oz(F)	47.8%	37.8%
Silver production ounces	149,594	247,958
Cash operating cost/oz	$17.30	$16.64
Cash cost/oz	$17.30	$16.64
Total production cost/oz	$22.81	$23.27
Gold Operation:
Kensington
Tons milled	129,057	43,936
Ore grade/Au oz	0.20	0.18
Recovery/Au oz(F)	96.2%	93.4%
Gold production ounces	25,206	7,444
Cash operating cost/oz	$1,055	$2,709
Cash cost/oz	$1,055	$2,709
Total production cost/oz	$1,586	$3,598
CONSOLIDATED PRODUCTION TOTALS (B)
Total silver ounces	3,834,679	4,886,194
Total gold ounces	56,913	43,901
Silver Operations:(C)
Cash operating cost per oz - silver	$8.73	$6.29
Cash cost per oz - silver	$9.56	$6.85
Total production cost oz - silver	$19.43	$16.26
Gold Operation:(D)
Cash operating cost per oz - gold	$1,055	$2,709
Cash cost per oz - gold	$1,055	$2,709
Total production cost per oz - gold	$1,586	$3,598
CONSOLIDATED SALES TOTALS (E)
Silver ounces sold	3,076,535	4,290,049
Gold ounces sold	51,926	38,884
Realized price per silver ounce	$30.30	$32.61
Realized price per gold ounce	$1,630	$1,702

(A)
The Rochester mine recommenced production in the fourth quarter of 2011. The leach cycle at Rochester requires five to ten years to recover gold and silver contained in the ore. The Company estimates the ultimate recovery to be approximately 61% for silver and 92% for gold. However, ultimate recoveries will not be known until leaching operations cease, which is currently estimated for 2017. Current recovery may vary significantly from ultimate recovery. See Critical Accounting Policies and Estimates – Ore on Leach Pad in the Company’s Form 10-K for the year ended December 31, 2012.

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

(F)	Recoveries are affected by timing inherent in the leaching process.

(G)	Recoveries at Rochester are affected by residual leaching on Stage IV and timing differences inherent in the heap leaching process.

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

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to production costs applicable to sales including depreciation, depletion and amortization, which are calculated in accordance with U.S. GAAP:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended March 31, 2013

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$3,618	$18,465	$26,582	$8,769	$33	$2,588	$60,055
Royalties	—	1,452	—	1,025	—	—	2,477
Production taxes	—	—	—	725	—	—	725
Total cash costs (Non-U.S. GAAP)	$3,618	$19,917	$26,582	$10,519	$33	$2,588	$63,257
Add/Subtract:
Third party smelting costs	—	—	(3,266)	—	(33)	(920)	(4,219)
By-product credit	37,263	—	—	14,288	—	—	51,551
Other adjustments	604	554	—	—	—	—	1,158
Change in inventory	(14,767)	(4,793)	248	(3,305)	—	(347)	(22,964)
Depreciation, depletion and amortization	28,935	4,755	13,386	2,181	—	824	50,081
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$55,653	$20,433	$36,950	$23,683	$—	$2,145	$138,864
Production of silver (ounces)	1,646,397	1,391,099	—	647,589	—	149,594	3,834,679
Cash operating cost per silver ounce	$2.20	$13.27	$—	$13.54	$—	$17.30	$8.73
Cash costs per silver ounce	$2.20	$14.32	$—	$16.24	$—	$17.30	$9.56
Production of gold (ounces)	—	—	25,206	—	—	—	25,206
Cash operating cost per gold ounce	$—	$—	$1,055	$—	$—	$—	$1,055
Cash cost per gold ounce	$—	$—	$1,055	$—	$—	$—	$1,055

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended March 31, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(5,643)	$16,253	$20,168	$10,303	$5,708	$4,127	$50,916
Royalties	—	2,036	—	609	82	—	2,727
Production taxes	—	—	—	12	—	—	12
Total cash costs (Non-U.S. GAAP)	$(5,643)	$18,289	$20,168	$10,924	$5,790	$4,127	$53,655
Add/Subtract:
Third party smelting costs	—	—	(1,083)	—	(1,975)	(788)	(3,846)
By-product credit	52,526	—	—	8,957	141	—	61,624
Other adjustments	244	(194)	7	87	57	—	201
Change in inventory	(1,268)	(4,487)	(2,001)	(10,403)	(320)	(601)	(19,080)
Depreciation, depletion and amortization	37,761	4,219	6,604	1,642	520	1,644	52,390
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$83,620	$17,827	$23,695	$11,207	$4,213	$4,382	$144,944
Production of silver (ounces)	2,482,814	1,591,292	—	441,337	122,793	247,958	4,886,194
Cash operating cost per silver ounce	$(2.27)	$10.21	$—	$23.35	$46.48	$16.64	$6.29
Cash costs per silver ounce	$(2.27)	$11.49	$—	$24.75	$47.15	$16.64	$6.85
Production of gold (ounces)	—	—	7,444	—	—	—	7,444
Cash operating cost per gold ounce	$—	$—	$2,709	$—	$—	$—	$2,709
Cash cost per gold ounce	$—	$—	$2,709	$—	$—	$—	$2,709

Gold is accounted for as a by-product credit at the Palmarejo and Rochester mines whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce.  Significant by-product credits are due in part to gold production and an increase in price over the last three years.  For the three months ended March 31, 2013 and 2012, gold by-products credits for Palmarejo were approximately $22.63 and $21.16 per silver ounce, respectively, and gold by-product credits for Rochester were $22.06 and $20.30 per silver ounce, respectively.  If the Company's accounting policy was changed to treat gold as a co-product, the following costs per ounce would be reported:

	Three months ended March 31,
	2013
	Palmarejo	Rochester
Total cash operating costs	$40,881	$23,057
Total cash costs	$40,881	$24,807

Revenue
Silver	59%	55%
Gold	41%	45%

Ounces produced
Silver	1,646,397	647,589
Gold	22,965	8,742

Total cash operating costs per ounce
Silver	$14.64	$19.49
Gold	$731	$1,194

Total cash costs per ounce
Silver	$14.64	$20.97
Gold	$731	$1,284

	Three months ended March 31,
	2012
	Palmarejo	Rochester
Total cash operating costs	$46,883	$19,261
Total cash costs	$46,883	$19,882

Revenue
Silver	60%	71%
Gold	40%	29%

Ounces produced
Silver	2,482,814	441,337
Gold	31,081	5,292

Total cash operating costs per ounce
Silver	$11.35	$31.07
Gold	$602	$1,049

Total cash costs per ounce
Silver	$11.35	$32.07
Gold	$602	$1,083

Exploration Activity
During the first quarter, the Company invested $6.8 million in expensed exploration for discovery of new mineralization and $1.7 million in capitalized exploration for definition of new mineralization, completing nearly 138,000 feet (42,000 meters) of drilling and trenching.
Coeur's exploration program utilized up to 10 drill rigs and a trenching crew: four drills at Palmarejo, three at Kensington (including one drill devoted to definition drilling), two in Argentina (Joaquin and Lejano projects), one at Rochester and the trenching crew at San Bartolomé.
Palmarejo

•
Drilling for discoveries of new mineralization was conducted around the Palmarejo surface and underground mines to test new targets generated in 2012. The most significant results received in the first quarter were the footwall and at depth extension of the known Tucson-Chapotillo deposit.

•
Drilling was performed underground on the 108 zone at Palmarejo and on the surface at the Las Animas zone at the southeastern part of the Guadalupe deposit to upgrade the confidence of and extend the known mineralized zones. Results received from both areas have been largely favorable and are expected to extend and upgrade the current mineralization at the 108 zone and at Las Animas.The third phase of metallurgical sampling continued at La Patria to test the amenability of the current mineralized zones to cyanidation recovery methods. Construction of a model of the metallurgical rock types - oxide, mixed and sulfide - commenced, which is expected to enable the Company to match metallurgical responses to deposit geology.

Kensington

•	Drilling during the first quarter was mostly devoted to production definition drilling in order to develop stoping (mining) blocks from year-end reserves.

•	Exploration drilling focused on upgrading and expanding existing mineralized zones to be used in subsequent reserve estimation, mostly at zones 10 and 50 of the main Kensington deposit.

•	In addition, drilling was performed at the Comet target, a zone of gold-bearing quartz and sulfide veining situated about 5,000 feet (1,500 meters) southeast of the Raven deposit. Assays are pending.

•
New assay results from the Kensington South zone drilled in the fourth quarter of 2012 showed potential for Kensington-style mineralization from this large, relatively untested area. Kensington South is situated south of the main Kensington deposit. To facilitate future drilling, construction of a new cross-cut drift began in the first quarter with completion of 430 feet (131 meters) of the planned 700 feet (213 meters).

Rochester

•
Continuing the exploration focus of 2012, drilling was performed to define grades and tons of existing stockpiles. In the first quarter, over 27,600 feet (8,400 meters) of reverse circulation rotary drilling was completed on two of the stockpiles, called South and Limerick, with favorable results reported.

•	Drilling is also planned for the West and Charlie stockpiles during 2013. This work, along with metallurgical sampling, is expected to continue throughout most of this year.
San Bartolomé

•	All of the work in the first quarter was devoted to upgrade the confidence of and extend known mineralization of the Pucka Loma zone in the northwest sector of the San Bartolomé mine area.

•
The next stage of work planned is to prepare a new model of the mineralization to be used in reserve estimation. To date, two-thirds of the completed trenches encountered bedrock at the base of the gravel (“pallaco”) mineralized layers. The remainder represents an opportunity to extend the thickness of the mineralized gravels, which remain open at depth.

•	Exploration trenching is planned now to shift to new targets around the mine.
Argentina

•
Drilling was devoted to testing new targets at the Joaquin project, north and northwest of the two known deposits, La Negra and La Morocha, and at the Lejano project. Both projects are located in the Santa Cruz province of Argentina. Results are pending. At the end of the quarter all planned drilling had been completed.

•	A ground geophysical survey (CSAMT) commenced on the Company's Tornado property, also located in Santa Cruz, which is expected to assist in future drill targeting.

•
In the coming months, work is planned to focus on refining the geological models of the La Negra, La Morocha and Lejano deposits to support ongoing metallurgical testing, and focus on detailed mapping and sampling of new targets defined in the central and western portions of the extensive Joaquin property.

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
Please see Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form 10-K for the year ended December 31, 2012 for additional critical accounting policies and estimates.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Sales of metal from continuing operations in the first quarter of 2013 decreased by 16.0% to $171.8 million from $204.6 million in the first quarter of 2012. The decrease in sales of metal was due to a decrease in silver ounces sold and a decrease in the realized price per ounce of silver and gold. In the first quarter of 2013, the Company sold 3.1 million ounces of silver and 51,926 ounces of gold compared to 4.3 million ounces of silver and 38,884 ounces of gold for the same period in 2012. Realized silver and gold prices in the first quarter of 2013 decreased 7.1% and 4.2%, respectively, over the first quarter 2012. Realized silver and gold prices were $30.30 and $1,630 per ounce, respectively, in the first quarter of 2013, compared to $32.61 and $1,702 per ounce, respectively, in the comparable quarter of 2012.
Included in sales of metals are the by-product sales derived from the sale of gold by the Company's silver mines. Total gold sales for the three months ended March 31, 2013 and 2012 were $80.0 million and $65.3 million, respectively. Of those totals, by-product metal sales in the same periods were $40.7 million and to $54.8 million, respectively.
In the first quarter of 2013, the Company produced a total of 3.8 million ounces of silver and 56,913 ounces of gold, compared to 4.9 million ounces of silver and 43,901 ounces of gold in the first quarter of 2012. The decrease in silver production is primarily due to decreased production at the Palmarejo and San Bartolomé mines. The decrease at Palmarejo was the result of lower grade ore processed from both open pit and underground operations compared to the same time period in 2012. The reduction at San Bartolomé was due to lower silver ore grades.

While quarterly sales of metal declined 16.0%, production costs applicable to sales of metal decreased from $92.6 million in the first quarter of 2012 to $88.8 million in the first quarter of 2013 as a result of the decrease in ounces sold.
Depreciation, depletion, and amortization decreased by $2.2 million, from $52.6 million to $50.4 million, compared to the first quarter of 2012, as a result of decreased depletion at Palmarejo due to a decrease in volume. This was offset by increased depreciation at Palmarejo, Kensington, and Rochester from new projects that have been completed and placed in service this year.
Costs and Expenses
Administrative and general expenses increased by $2.6 million or 34.6% during the three months ended March 31, 2013 compared to the same time period in 2012. The increase was primarily due to increased legal and finance related expenses and consulting and recruiting expenses related to the relocation of employees.
Exploration expenses increased to $6.8 million in the first quarter of 2013 compared to $6.6 million in the same period of 2012 primarily due to increased exploration activity at the Palmarejo, Kensington and Rochester mines, and at the Joaquin and Lejano projects.
Other Income and Expenses
Non-cash fair value adjustments, net in the three months ended March 31, 2013 were a gain of $17.8 million compared to a loss of $23.1 million in the first quarter of 2012. These fair value adjustments are driven primarily by changing forward gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Interest income and other decreased by $1.2 million to $3.8 million in the first quarter of 2013 compared with $5.0 million in the first quarter of 2012. The decrease was primarily due to reductions in foreign currency gains on revaluation of foreign denominated accounts offset slightly by gains recognized on the sale of various assets in 2013.
Interest expense, net of capitalized interest, increased to $9.7 million in the first quarter of 2013 from $6.7 million in the first quarter of 2012. The increase is primarily due to an increase in total debt outstanding as a result of issuing the 7.875% Senior Notes.
Income Taxes
For the three months ended March 31, 2013, the Company reported an income tax provision of approximately $10.5 million compared to an income tax provision of $15.4 million for the same time period in 2012. The following table summarizes the components of the Company’s income tax provision from continuing operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
United States	$(2,487)	$(3,137)
Argentina	73	(201)
Australia	(105)	(711)
Mexico	(3,673)	(3,698)
Bolivia	(4,328)	(7,689)
Income tax provision	$(10,520)	$(15,436)
During the three months ended March 31, 2013, the Company recognized a current provision primarily related to higher metal prices and inflation adjustments on non-monetary assets. Also as a result of an audit of the 2009 Bolivian tax return, the Company has recognized an additional $1.5 million of tax expense, including interest and penalties, related to uncertainty in similar tax positions. In addition, the Company recognized a net $7.6 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Working Capital; Cash and Cash Equivalents
As of March 31, 2013, the Company’s cash, cash equivalents and short-term investments totaled $332.8 million compared to $126.4 million as of December 31, 2012.
The Company’s working capital increased by $314.1 million between December 31, 2012 and March 31, 2013 to $482.0 million, compared to $167.9 million at December 31, 2012. The ratio of current assets to current liabilities was 4.10 to 1 at March 31, 2013 and was 1.70 to 1 at December 31, 2012. The increase was primarily attributable to the proceeds from the offering of the 7.875% Senior Notes due 2021, which are classified as long-term liabilities.
The Company intends to reinvest indefinitely a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the three months ended March 31, 2013 and the year ended December 31, 2012. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
Cash Provided by Operating Activities
Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three months ended March 31,
	2013	2012
	(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$12,934	$17,002
Changes in operating assets and liabilities:
Receivables and other current assets	(3,968)	2,956
Prepaid expenses and other	2,240	(4,774)
Inventories	20,493	24,722
Accounts payable and accrued liabilities	27,025	53,929
Operating cash flow (Non GAAP)	$58,724	$93,835
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2013 was $23.3 million, compared to $12.5 million in the three months ended March 31, 2012. The increase was primarily the result of decreased proceeds from maturities of short term investments.
The Company spent $12.8 million on capital expenditures in the first quarter of 2013, compared with $31.6 million during the same time period last year. Capital expenditures in the first quarter were primarily related to capitalized drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo, underground development at Kensington, and the stage 3 leach pad, metal removal system, and crusher at Rochester.
The Company also provided $11.6 million to Orko as an advance toward settling the break fee obligation Orko had under a prior agreement to be acquired by a third party.
Cash Used in Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2013 was $216.2 million compared to net cash used of $27.7 million for the same time period last year. The increase in cash provided by financing activities is primarily the result of the proceeds from the offering of the 7.875% Senior Notes. During the three months ended March 31, 2013, the Company paid $70.8 million to reduce existing debt and royalty obligations, primarily repurchasing $43.3 million in aggregate principal amount of the 3.25% Convertible Senior Notes due 2028 and paying down the minimum obligation under the Palmarejo gold production royalty.

Debt and Capital Resources
7.875% Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). As of March 31, 2013, the outstanding balance of the Notes was $300.0 million.
The Notes are governed by an Indenture, dated as of January 29, 2013 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”).
The Notes bear interest at a rate of 7.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding January 15 and July 15. In certain circumstances the Company may be required to pay additional interest. For the three months ended March 31, 2013 interest expense recognized was $4.1 million.
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
The terms of the notes include affirmative and negative covenants that the Company believes are usual and customary, including covenants that restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales, pay dividends and distributions or repurchase or redeem capital stock, restrict the ability of subsidiaries to pay dividends to the Company, prepay, redeem or repurchase certain debt, or enter into transactions with affiliates.
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
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. There is a quarterly commitment fee of 0.1% on the unused portion of the line. The unused line fee for the three months ended March 31, 2013 was $0.1 million and was charged to interest expense.
The term of the Revolving Credit Facility is four years. Amounts may be borrowed under the Revolving Credit Facility to finance working capital and general corporate purposes of the Company and its subsidiaries, including the payment of fees and expenses incurred in connection with the Revolving Credit Facility. The obligations under the Revolving Credit Facility would be secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington and Rochester mines, as well as a pledge of the shares of certain of the Company's subsidiaries. In addition, in connection with the Revolving Credit Facility, Coeur Alaska, Inc. transferred its existing hedge positions established under the Kensington Term Facility, to Wells Fargo Bank, N.A. as hedge provider.
Borrowings under the Revolving Credit Facility would bear interest at a rate selected by the Borrowers equal to either LIBOR plus a margin of 2.25%-3.25% or an alternate base rate plus a margin of 1.25%-2.25%, with the margin determined by reference to the Company's ratio of consolidated debt to adjusted EBITDA.

Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Revolving Credit Facility are permitted without prepayment premium or penalty, subject to payment of customary LIBOR breakage costs. Amounts so repaid may be re-borrowed subject to customary requirements.
The Revolving Credit Facility contains representations and warranties, events of default and affirmative and negative covenants that the Company believes are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Revolving Credit Facility also contains financial covenants that require (i) ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 (subject to a step-down to 3.00 to 1.00 after two years), (ii) ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 and (iii) tangible net worth to be not less than 90% of tangible net worth as of March 31, 2012 plus 25% of net income for each fiscal quarter ending after March 31, 2012 to the date of measurement.
As of March 31, 2013, no amounts have been drawn.
3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at March 31, 2013.
    The fair value of the notes outstanding, as determined by market transactions at March 31, 2013 and December 31, 2012 was $5.4 million and $48.2 million, respectively. The carrying value of the equity component at March 31, 2013 and December 31, 2012 was $10.9 million.
For the three months ended March 31, 2013 and 2012, interest expense recognized was $0.3 million and $0.4 million, respectively. For the three months ended March 31, 2013 and 2012 accretion of the debt discount was $0.6 million and $0.6, respectively. The effective interest rate on the notes was 8.9%.
Each holder of the Convertible Notes may require that the Company repurchase some or all of the holder’s notes on March 15, 2015, March 15, 2018 and March 15, 2023 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders would also have the right, following certain fundamental change transactions, to require the Company to repurchase all or any part of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest. The Company may redeem the notes for cash in whole or in part at any time on or after March 22, 2015 at 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.
The Convertible Notes provide for “net share settlement” of any conversions. Pursuant to this feature, upon conversion of the notes, the Company (1) would pay the note holder an amount in cash equal to the lesser of the conversion obligation or the principal amount of the notes and (2) would settle any excess of the conversion obligation above the notes’ principal amount in the Company’s common stock, cash or a combination thereof, at the Company’s election.
The Convertible Notes are convertible under certain circumstances, as defined in the indenture, at the holder’s option, at an initial conversion rate of 17.60254 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $56.81 per share, subject to adjustment in certain circumstances.

Kensington Term Facility
On August 16, 2012, Coeur Alaska prepaid all obligations and indebtedness outstanding under the Term Facility Agreement dated October 27, 2009 by and among Coeur Alaska, Inc. and the Financial Institutions listed on schedule 1 thereto (the "Kensington Term Facility"), which totaled approximately $68.6 million. Upon payment in full, the Kensington Term Facility was terminated and all of the liens granted under the Kensington Term Facility were released.
As a condition to the Kensington Term Facility, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 92,000 ounces of gold were outstanding at March 31, 2013. The weighted average strike price of the call options was $1,966.14. Put options protecting 109,500 ounces of gold were outstanding at March 31, 2013. The weighted average strike price of the put options was $973.14. Call options protecting 97,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the call options was $1,967.89. Put options protecting 122,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the put options was $967.86.

Capital Lease Obligations
As of March 31, 2013 and December 31, 2012, the Company had outstanding balances on capital leases of $8.6 million and $11.4 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $4.1 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the remaining minimum obligation under the royalty agreement was $59.7 million and $61.9 million, respectively.
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended March 31, 2013 and 2012, the Company capitalized interest of $0.4 million and $1.1 million, respectively.
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
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At March 31, 2013, the Company had outstanding provisionally priced sales of $30.1 million, consisting of 0.1 million ounces of silver and 15,685 ounces of gold, which had a fair value of $29.6 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $1,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $15,700. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,000.
Foreign Currency Contracts
The Company operates, or has mining interests, in several foreign countries, specifically Argentina, Australia, Bolivia and Mexico, which exposes the Company to risks associated with fluctuations in the exchange rates of the currencies involved. From time to time, as part of its program to manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at pre-established exchange rates. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. The Company has no outstanding firm commitments at March 31, 2013. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At March 31, 2013, the Company had MXN foreign exchange contracts of $29.4 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.91 MXN to each U.S. dollar and had a fair value of $0.8 million at March 31, 2013. The Company recorded a mark-to-market gain of $0.7 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. The mark-to-market gains are reflected in fair value adjustments, net. A 10% weakening of the MXN would result in an increase in fair value of $3.4 million. The Company recorded a realized gain of $0.6 million and a realized loss of $0.8 million in production costs applicable to sales during the three months ended March 31, 2013 and 2012, respectively.
In connection with the arrangement agreement entered into with Orko Silver Corp., the Company entered into a forward foreign currency contract in the first quarter of 2013 to reduce the foreign exchange risk associated with forecasted Canadian dollars ("CAD"). Please see Note 20 - SUBSEQUENT EVENTS for additional information. At March 31, 2013, the Company had a CAD foreign exchange contract of $100 million in U.S. dollars. This contract requires the Company to exchange U.S. dollars for CAD at an exchange rate of 1.0 CAD to each U.S. dollar and the contract had a fair value of $98.4 million at March 31, 2013. The Company recorded a mark-to-market loss on this contract of $1.6 million for the three months ended March 31, 2013. This mark-to-market adjustment is reflected in fair value adjustments, net.
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2013, a total of 184,851 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2013 and December 31, 2012 was a liability of $121.6 million and $145.1 million, respectively. During the three months ended March 31, 2013 and 2012, the mark-to-market adjustments for this embedded derivative amounted to a gain of $23.5 million and a loss of $12.4 million, respectively. For the three months ended March 31, 2013 and 2012, realized losses on settlement of the liabilities were $9.1 million and $13.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at March 31, 2013 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at March 31, 2013 would have decreased by approximately $0.2 million.
Gold Hedges
On March 31, 2013 the Company had outstanding call options requiring it to deliver 92,000 ounces of gold at a weighted average strike price of $1,966.14 per ounce if the market price of gold exceeds the strike price. At March 31, 2013, the Company had outstanding put options allowing it to sell 109,500 ounces of gold at a weighted average strike price of $973.14 per ounce if the market price of gold were to fall below the strike price. The contracts expire by their terms over the next four years. As of March 31, 2013 the fair market value of these contracts was a net liability of $4.5 million.
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
(b) Changes in Internal Control over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The information contained under Note 19 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company's business, financial condition and operating results. In addition, those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.
The Company's acquisition of Orko Silver Corp. and the La Preciosa primary silver project introduces significant risks as to development, operation and regulation.
As a development phase project, La Preciosa is subject to numerous risks.  These risks include uncertainty as to the ultimate extent, quality, grade and mineability of silver mineralization.  Further, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame.  We cannot assure that the development of the La Preciosa project will continue in accordance with current expectations or at all.
The preliminary economic assessment (“PEA”) for the La Preciosa project does not have sufficient certainty to constitute a pre-feasibility study or a feasibility study.  The PEA includes mineralized material that is considered too speculative geologically to have economic considerations applied to it that would enable it to be categorized as proven and probable reserves.  We cannot assure that the PEA will be realized or that the Company will ever be in a position to identify proven and probable reserves at the La Preciosa project.  In particular, the PEA uses estimated capital costs and operating costs which are based on factors including tonnage and grades of metal expected to be mined and processed and expected recovery rates, none of which has been completed to a pre-feasibility study or a feasibility study level.  Whether the Company completes a feasibility study on the La Preciosa project, and thereby identifies proven and probable reserves, depends on a number of factors, including the attributes of the deposit (including size, grade, geological formation and proximity to infrastructure), metal prices, government regulations (including with respect to taxes, royalties, land use, international trade and permitting) and environmental protections.  It is possible that proven and probable reserves will never be identified at the La Preciosa project, which would inhibit the Company's ability to develop the La Preciosa project into a commercial mining operation.
The Company plans to re-engineer the La Preciosa project as a large-tonnage, open pit operation in an effort to maximize annual production and mine life.  However, the Company may be unable to obtain the permits required for this re-engineering, or the Company may be unable to complete the re-engineering in a manner that complies with environmental laws.  Further, geological  or technological impediments to extraction and processing may render the re-engineering impracticable or uneconomic.
As a result of these and related risks, actual cash operating costs and economic returns of the La Preciosa project may materially differ from the costs and returns estimated, and accordingly, the Company's financial condition, results of operations and cash flows may be negatively affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On June 7, 2012, the Company announced that its Board of Directors had approved a program to repurchase up to $100 million of the Company's common stock. Common stock repurchase activity during the first quarter of 2013, all of which was under the program announced on June 7, 2012, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2013 - January 31, 2013	—	$0.00	$80,052
February 1, 2013 - February 28, 2013	557.2	$19.30	$69,299
March 1, 2013 - March 31, 2013	98.3	$18.19	$67,511
Total	655.5	$19.13	$67,511

Item 4. Other Information
Mine Safety Disclosures
Information concerning any mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits

2.1
Arrangement Agreement, dated February 20, 2013, among Coeur d'Alene Mines Corporation, 0961994 B.C. Ltd. and Orko Silver Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 20, 2013).

2.2
Memorandum of Agreement, dated March 12, 2013, among Coeur d'Alene Mines Corporation, 0961994 B.C. Ltd. and Orko Silver Corp (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 13, 2013).

4.1
Indenture, dated January 29, 2013, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.4 to the Registrant's Current Report on Form 10-K filed on February 22, 2013).

4.2
Registration Rights Agreement, dated January 29, 2013, among the Registrant, certain subsidiaries of the Registrant, and Barclays Capital Inc. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on January 29, 2013).

10.1
Offer letter dated February 4, 2013 from the Company to Frank L. Hanagarne, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2013).

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

COEUR D’ALENE MINES CORPORATION
(Registrant)

Dated	May 9, 2013	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 9, 2013	/s/ Frank L. Hanagarne Jr.
FRANK L. HANAGARNE JR.
Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)