Form 10-Q
period 2013-06-30
Coeur Mining, Inc.
filed 2013-08-08
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 001-08641
____________________________________________
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box I, 505 Front Ave. Coeur d’Alene, Idaho	83816
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 101,572,474 shares were issued and outstanding as of August 7, 2013.

COEUR MINING, INC.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		June 30, 2013	December 31, 2012
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$249,531	$125,440
Investments	5	—	999
Receivables	6	64,607	62,438
Ore on leach pad		28,880	22,991
Metal and other inventory	7	148,286	170,670
Deferred tax assets	13	2,620	2,458
Restricted assets		660	396
Prepaid expenses and other		17,945	20,790
		512,529	406,182
NON-CURRENT ASSETS
Property, plant and equipment, net	9	660,333	683,860
Mining properties, net	10	2,357,689	1,991,951
Ore on leach pad		26,861	21,356
Restricted assets		24,468	24,970
Marketable securities	5	16,008	27,065
Receivables	6	38,539	48,767
Debt issuance costs, net		11,890	3,713
Deferred tax assets	13	969	955
Other		17,430	12,582
TOTAL ASSETS		$3,666,716	$3,221,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$57,446	$57,482
Accrued liabilities and other		9,369	10,002
Accrued income taxes		8,662	27,108
Accrued payroll and related benefits		15,576	21,306
Accrued interest payable		10,237	478
Debt and capital leases	11	5,485	55,983
Royalty obligations	11,16	44,605	65,104
Reclamation and mine closure	12	473	668
Deferred tax liabilities	13	121	121
		151,974	238,252
NON-CURRENT LIABILITIES
Debt and capital leases	11	306,578	3,460
Royalty obligations	11,16	86,304	141,879
Reclamation and mine closure	12	35,708	34,670
Deferred tax liabilities	13	711,550	577,488
Other long-term liabilities		23,110	27,372
		1,163,250	784,869
COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 13, 16, 17 and 20)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 101,567,355 at June 30, 2013 and 90,342,338 at December 31, 2012		1,016	903
Additional paid-in capital		2,770,953	2,601,254
Accumulated deficit		(418,926)	(396,156)
Accumulated other comprehensive loss		(1,551)	(7,721)
		2,351,492	2,198,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,666,716	$3,221,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
	Notes	(In thousands, except share data)
Sales of metal		$204,525	$254,406	$376,322	$458,970
Production costs applicable to sales		(142,924)	(131,823)	(231,708)	(224,377)
Depreciation, depletion and amortization		(57,653)	(61,024)	(108,089)	(113,616)
Gross profit		3,948	61,559	36,525	120,977
COSTS AND EXPENSES
General and administrative		15,026	8,594	25,253	16,190
Exploration		6,774	6,305	13,615	12,872
Litigation settlement	20	32,046	—	32,046	—
Loss on impairment and other		86	4,813	205	4,813
Pre-development, care, maintenance and other		973	273	5,458	1,341
Total cost and expenses		54,905	19,985	76,577	35,216
OPERATING INCOME (LOSS)		(50,957)	41,574	(40,052)	85,761
OTHER INCOME AND EXPENSE
Fair value adjustments, net	4,16	66,754	16,039	84,550	(7,074)
Other than temporary impairment of marketable securities	5	(17,192)	—	(17,227)	—
Interest income and other, net		419	(3,221)	4,275	1,786
Interest expense, net of capitalized interest	11	(10,930)	(7,557)	(20,662)	(14,227)
Total other income and expense, net		39,051	5,261	50,936	(19,515)
Income (loss) before income taxes		(11,906)	46,835	10,884	66,246
Income tax provision	13	(23,134)	(23,862)	(33,654)	(39,298)
NET INCOME (LOSS)		$(35,040)	$22,973	$(22,770)	$26,948
INCOME (LOSS) PER SHARE
Basic	3	$(0.35)	$0.26	$(0.24)	$0.30
Diluted	3	$(0.35)	$0.26	$(0.24)	$0.30
Weighted average number of shares
Basic	3	99,833	89,631	94,918	89,611
Diluted	3	99,833	89,733	94,918	89,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
	Notes	2013	2012	2013	2012
		(In thousands)
Net income (loss)		$(35,040)	$22,973	$(22,770)	$26,948
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized loss on available for sale securities	4,5	(7,491)	(5,676)	(11,057)	(5,252)
Reclassification adjustments for losses included in net income(A)	4,5	17,192	—	17,227	—
Other comprehensive income (loss)		9,701	(5,676)	6,170	(5,252)
COMPREHENSIVE INCOME (LOSS)		$(25,339)	$17,297	$(16,600)	$21,696
A. The reclassification adjustments have been reflected in other than temporary impairment of marketable securities in the condensed consolidated statements of operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2013
(Unaudited)

(In thousands, except per share data)	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012		90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
Net income (loss)		—	—	—	(22,770)	—	(22,770)
Other comprehensive income (loss)		—	—	—	—	6,170	6,170
Common stock issued for the acquisition of Orko Silver Corp.	8	11,573	116	173,247	—	—	173,363
Warrants issued for the acquisition of Orko Silver Corp.	8	—	—	5,777	—	—	5,777
Common stock share buy back		(655)	(7)	(12,550)	—	—	(12,557)
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	14	307	4	3,225	—		3,229
Balances at June 30, 2013		$101,567	$1,016	$2,770,953	$(418,926)	$(1,551)	$2,351,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
	Notes	(In thousands)		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(35,040)	$22,973	$(22,770)	$26,948
Add (deduct) non-cash items
Depreciation, depletion and amortization		57,653	61,024	108,089	113,616
Accretion of discount on debt and other assets, net		484	808	1,531	1,605
Accretion of royalty obligation	16	4,139	5,492	7,809	10,072
Deferred income taxes	13	12,123	9,690	19,548	17,368
Fair value adjustments, net	4	(65,754)	(17,759)	(81,795)	4,018
Loss on foreign currency transactions		148	70	(317)	369
Litigation settlement	20	22,046	—	22,046	—
Share-based compensation	14	1,617	1,033	2,713	3,170
Loss on sale of assets		(264)	264	(1,132)	264
Other than temporary impairment of marketable securities	5	17,192	—	17,227	—
Loss on impairment		86	4,813	205	4,813
Other non-cash charges		—	(40)	—	(40)
Changes in operating assets and liabilities:
Receivables and other current assets	6	4,401	10,319	8,647	7,365
Prepaid expenses and other		2,930	(2,857)	411	1,916
Inventories	7	31,483	3,097	10,990	(21,625)
Accounts payable and accrued liabilities		10,094	14,276	(16,930)	(39,655)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		63,338	113,203	76,272	130,204
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities		(683)	(6,831)	(5,332)	(7,866)
Proceeds from sales and maturities of short term investments		1,522	683	6,344	20,701
Capital expenditures	19	(27,201)	(32,238)	(40,028)	(63,885)
Acquisition of Orko Silver Corporation	8	(101,648)	—	(113,214)	—
Other		254	995	1,209	1,180
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(127,756)	(37,391)	(151,021)	(49,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	11	—	—	300,000	—
Payments on long-term debt, capital leases, and associated costs	11	(1,857)	(8,794)	(57,197)	(14,244)
Payments on gold production royalty	11	(15,480)	(19,287)	(30,929)	(40,660)
Share repurchases		—	—	(12,557)	—
Other		(25)	(217)	(477)	(1,045)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(17,362)	(28,298)	198,840	(55,949)
INCREASE IN CASH AND CASH EQUIVALENTS		(81,780)	47,514	124,091	24,385
Cash and cash equivalents at beginning of period		331,311	151,883	125,440	175,012
Cash and cash equivalents at end of period		$249,531	$199,397	$249,531	$199,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation: The Company’s unaudited interim condensed consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Coeur Mining, Inc. and its consolidated subsidiaries (“Coeur” or the “Company”). All significant intercompany transactions and balances have been eliminated during consolidation. The Company has evaluated all activity that took place after June 30, 2013 and determined there are no subsequent events that need to be disclosed. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited consolidated financial statements as of that date.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2013 and December 31, 2012 and the Company’s consolidated results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to June 30, 2013 or to the three and six months ended June 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.
Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. The most significant areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pads; the amount and timing of reclamation and remediation costs; valuation allowance for deferred tax assets; and other employee benefit liabilities.
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
NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2013, 1,202,100 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three and six months ended June 30, 2012, 632,213 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 because there is no excess value upon conversion over the principal amount of the Notes.
The effect of potentially dilutive stock outstanding as of June 30, 2013 and 2012 are as follows (in thousands, except per share data):

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$(35,040)	99,833	$(0.35)	$(22,770)	94,918	$(0.24)
Effect of Dilutive Securities
Equity awards	—	—		—	—
Diluted EPS
Net income (loss) available to common stockholders	$(35,040)	99,833	$(0.35)	$(22,770)	94,918	$(0.24)

	Three months ended June 30, 2013			Six months ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income (loss) available to common stockholders	$22,973	89,631	$0.26	$26,948	89,611	$0.30
Effect of Dilutive Securities
Equity awards	—	102		—	166
Diluted EPS
Net income (loss) available to common stockholders	$22,973	89,733	$0.26	$26,948	89,777	$0.30
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$16,008	$16,008	$—	$—
Gold put and call options	2,358	—	2,358	—
	$18,366	$16,008	$2,358	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$52,359	$—	$52,359	$—
Rochester NSR royalty obligation	22,046	—	22,046	—
Other derivative instruments, net	2,554	—	2,554	—
	$76,959	$—	$76,959	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	$999	$999	$—	$—
Marketable securities	27,065	27,065	—	—
Other derivative instruments, net	943	—	943	—
	$29,007	$28,064	$943	$—
Liabilities:
Royalty obligation embedded derivative	$145,098	$—	$145,098	$—
Put and call options	9,299	—	9,299	—
	$154,397	$—	$154,397	$—
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
The Company’s gold put and call options, Palmarejo royalty obligation embedded derivative, Rochester NSR royalty obligation, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The Company had no Level 3 financial assets and liabilities as of June 30, 2013 or December 31, 2012.
Financial assets and liabilities that are not measured at fair value at June 30, 2013 and December 31, 2012 are set forth below (in thousands):

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,153	$5,153	$—	$—
7.875% Senior Notes due 2021	$295,689	$295,689	$—	$—
Palmarejo Gold Production Royalty Obligation	$75,645	$—	$75,645	$—

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$48,220	$48,220	$—	$—
Palmarejo Gold Production Royalty Obligation	$90,617	$—	$90,617	$—
The fair value of the Company's 7.875% Senior Notes due 2021 was moved to Level 1 as a result of the availability of active market transactions to establish fair value.
NOTE 5 – INVESTMENTS
The Company classifies the marketable securities in which it invests as available-for-sale securities. Such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income.
The equity securities reflected in the table below consist of equity securities of silver and gold exploration and development companies that the Company purchased. The following table summarizes the Company’s available-for-sale securities on hand as of June 30, 2013 and December 31, 2012 (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Investments in marketable securities
	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at June 30, 2013	$17,608	$(1,799)	$199	$16,008

Marketable securities at December 31, 2012	$34,786	$(10,443)	$2,722	$27,065

In the three months ended June 30, 2013 and 2012, the Company recognized an unrealized loss of $7.5 million and $5.7 million, respectively, in other comprehensive income (loss). In the six months ended June 30, 2013, and 2012, the Company recognized an unrealized loss of $11.1 million and $5.3 million, respectively. The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company's management team uses industry knowledge and expertise to evaluate each investment and determined that unrealized losses on certain investments are not other than temporary. As a result, an other than temporary impairment charge of $17.2 million was recorded during the three months ended June 30, 2013.
The Company had $1.0 million of short-term investments at December 31, 2012. These investments were held with various banks and had maturity dates of less than one year. There were no short term investments at June 30, 2013.
NOTE 6 – RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Receivables - current
Accounts receivable - trade	$9,664	$8,701
Refundable income tax	1,807	9,331
Refundable value added tax	48,186	40,020
Accounts receivable - other	4,950	4,386
	$64,607	$62,438
Receivables - non-current
Refundable value added tax	$38,539	$48,767

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. There were no allowances against receivable balances at June 30, 2013 or December 31, 2012.
NOTE 7 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Concentrate and doré inventory	$80,306	$91,130
Supplies	67,980	79,540
Metal and other inventory	$148,286	$170,670
NOTE 8 – ACQUISITION OF ORKO SILVER CORPORATION/LA PRECIOSA MINERAL INTERESTS
On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”). Upon completion of the acquisition, the Company holds the La Preciosa silver-gold project in the state of Durango, Mexico. The transaction was accounted for as a purchase of mineral interests since La Preciosa is a development stage project.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Total consideration paid for the asset acquisition (in thousands):

Common shares issued (11,572,918 at $14.98)	$173,363
Cash	99,059
Warrants (1,588,768 valued at $3.64 per warrant)	5,777
Transaction advisory fees and other acquisition costs	17,642
Total purchase price	295,841
Current liabilities	2,616
Deferred income taxes	114,339
Total liabilities assumed	116,955
Total Consideration	$412,796
Estimated fair value of the assets acquired (in thousands):

Cash	$3,487
Other current assets	635
Mineral interests	408,352
Other assets	322
Total assets acquired	$412,796

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$1,888	$2,010
Buildings and improvements	593,989	581,286
Machinery and equipment	379,912	360,199
Capitalized leases for machinery, equipment, buildings, and land	22,445	35,129
	998,234	978,624
Accumulated depreciation and amortization	(353,533)	(313,067)
	644,701	665,557
Construction in progress	15,632	18,303
	$660,333	$683,860

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 10 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	La Preciosa	Joaquin	Total
Mining properties	$162,855	$70,360	$338,907	$120,350	$—	$—	$—	$692,472
Accumulated depletion	(94,647)	(20,305)	(60,310)	(101,353)	—	—	—	(276,615)
	68,208	50,055	278,597	18,997	—	—	—	415,857
Mineral interests	1,660,580	26,643	—	—	44,033	408,352	93,429	2,233,037
Accumulated depletion	(266,499)	(8,037)	—	—	(16,669)	—	—	(291,205)
	1,394,081	18,606	—	—	27,364	408,352	93,429	1,941,832
Non-producing and development properties	—	—	—	—	—	—	—	—
Total mining properties	$1,462,289	$68,661	$278,597	$18,997	$27,364	$408,352	$93,429	$2,357,689

December 31, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	Joaquin	Other	Total
Mining properties	$155,722	$70,322	$333,619	$114,973	$—	$—	$11,416	$686,052
Accumulated depletion	(82,037)	(18,439)	(46,649)	(100,437)	—	—	(11,416)	(258,978)
	73,685	51,883	286,970	14,536	—	—	—	427,074
Mineral interests	1,658,389	26,642	—	—	44,033	93,429	—	1,822,493
Accumulated depletion	(235,795)	(7,338)	—	—	(14,625)	—	—	(257,758)
	1,422,594	19,304	—	—	29,408	93,429	—	1,564,735
Non-producing and development properties	—	—	—	—	—	—	142	142
Total mining properties	$1,496,279	$71,187	$286,970	$14,536	$29,408	$93,429	$142	$1,991,951
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
Martha Mine: The Martha mine is an underground silver mine located in Argentina. The Martha mine ceased active mining operations in September 2012 and is included in "other" in the tables above.
Mineral Interests
Endeavor Mine: In May 2005, CDE Australia Pty Ltd ("CDE Australia"), a wholly-owned subsidiary of Coeur acquired the silver production and reserves, up to a maximum 17.7 million  payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. In March 2006, CDE Australia entered into an amended agreement under which it owns all silver production and reserves up to a total of 20.0 million payable ounces.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 4.5 million payable ounces to date and the current ore reserve contains approximately 4.1 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Joaquin Project: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in November 2007 and acquired 100% in December 2012. Since that time, the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, collectively referred to as the "Joaquin Project," and has recently commenced work on detailed drilling and other technical, economic and environmental programs.
La Preciosa Project: On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”), which holds the La Preciosa silver-gold project in Durango, Mexico.
NOTE 11 – DEBT AND CAPITAL LEASE OBLIGATIONS
The current and non-current portions of long-term debt and capital lease obligations as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$5,334	$48,081	$—
7.875% Senior Notes due 2021	—	300,000	—	—
Capital lease obligations	5,485	1,244	7,902	3,460
	$5,485	$306,578	$55,983	$3,460

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding 3.25% Convertible Senior Notes due 2028. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at June 30, 2013.
7.875% Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). As of June 30, 2013, the outstanding balance of Notes was $300 million.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. There is a commitment fee of 0.10% on the unused portion of the line. The unused line fee for the three and six months ended June 30, 2013 was $0.1 and $0.3 million, respectively and was charged to interest expense.
As of June 30, 2013, no amounts were outstanding under the Revolving Credit Facility.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation for the three months ended June 30, 2013 and 2012 of $4.1 million and $5.6 million, respectively. As of June 30, 2013 and December 31, 2012, the remaining minimum obligation under the royalty agreement was $56.5 million and $61.9 million, of which $23.9 million and $24.0 million were current, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Interest Expense
The Company expenses interest incurred on its various debt instruments as a cost of operating its properties. For the three and six months ended June 30, 2013, the Company expensed interest of $10.9 million and $20.7 million, respectively. For the three and six months ended June 30, 2012, the Company expensed interest of $7.6 and $14.2 million, respectively.
Interest expense is made up of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
3.25% Convertible Senior Notes due 2028	$43	$395	$380	$791
7.875% Senior Notes due 2021	5,906	—	10,041	—
Revolving Credit Facility	133	—	258	—
Kensington Term Facility (terminated in 2012)	—	906	—	1,880
Capital lease obligations	98	265	266	608
Other debt obligations	72	162	268	230
Accretion of Palmarejo gold production royalty obligation	4,107	5,559	8,170	10,663
Amortization of debt issuance costs	539	251	1,064	508
Accretion of debt discount	—	629	576	1,241
Capitalized interest	32	(610)	(361)	(1,694)
Total interest expense, net of capitalized interest	$10,930	$7,557	$20,662	$14,227

NOTE 12 – RECLAMATION AND MINE CLOSURE
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
Changes to the Company’s asset retirement obligations for active mining sites are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Asset retirement obligation - Beginning	$35,197	$33,434	$34,457	$32,714
Accretion	758	742	1,500	1,466
Addition and changes in estimates	—	335	—	335
Settlements	(377)	(1)	(379)	(5)
Asset retirement obligation	$35,578	$34,510	$35,578	$34,510
In addition, the Company has accrued $0.6 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 13 – INCOME TAXES
The following table summarizes the components of the Company’s income tax provision for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

United States	$(790)	$(388)	$(3,277)	$(3,525)
Mexico	(15,798)	(12,052)	(19,471)	(15,750)
Bolivia	(4,556)	(10,889)	(8,884)	(18,578)
Other jurisdictions	(1,990)	(533)	(2,022)	(1,445)
Income tax provision from continuing operations	$(23,134)	$(23,862)	$(33,654)	$(39,298)
The income tax provision for the three and six months ended June 30, 2013 varies from the statutory rate primarily because of differences in tax rates for the Company's foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences.
The Company has U.S. net operating loss carryforwards which expire in 2017 through 2031. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 14 – SHARE-BASED COMPENSATION PLANS
Compensation expense recognized in the Company’s consolidated financial statements for the three months ended June 30, 2013 and 2012 for share based compensation awards was $1.5 million and $1.0 million, respectively. Compensation expense recognized for the six months ended June 30, 2013 and 2012 for share based compensation awards was $2.1 million and $2.7 million, respectively. Stock appreciation rights (SARs) outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. At June 30, 2013, there was $10.3 million of total unrecognized compensation cost (net of estimated forfeitures) to be recognized over a weighted-average period of 1.8 years.

The following table summarizes the new grants issued during the six months ended June 30, 2013:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 2, 2013	1,805	$25.20	—	$—	—	$—
January 22, 2013	47,994	$23.90	77,715	$14.77	95,991	$27.41
February 4, 2013	18,668	$22.63	17,692	$14.00	21,828	$25.96
April 1, 2013	157,142	$18.51	73,290	$11.39	28,662	$21.23
May 21, 2013	111,193	$13.66	—	$—	—	$—
The following options and stock appreciation rights were exercised during the six months ended June 30, 2013:

Award Type	Number of Units	Weighted Average Exercise Price
Options	926	$20.80
Stock Appreciation Rights	3,846	$15.40
The following shows the weighted average fair value of SARs outstanding at June 30, 2013:

SARs
Weighted average fair value	$4.05

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table shows the options and SARs exercisable at June 30, 2013:

Options Exercisable	Weighted Average Exercise Price	SARs Exercisable	Weighted Average Exercise Price
256,336	$32.92	65,019	$14.21

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 15 – DEFINED CONTRIBUTION AND 401(k) PLANS
Defined Contribution Plan
The Company provides a noncontributory defined contribution retirement plan for all eligible U.S. employees. Total contributions, which are based on a percentage of the salary of eligible employees, were $0.4 million and $0.5 million, for the three months ended June 30, 2013 and 2012, respectively. Total contributions for the six months ended June 30, 2013 and 2012 were $0.8 million and $1.0 million, respectively.
401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 100% of their cash compensation, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended June 30, 2013 and 2012 were $0.5 million and $0.5 million, respectively. Total plan expenses recognized in the Company’s consolidated financial statements for the six months ended June 30, 2013 and 2012 were $1.3 million and $1.1 million, respectively.
NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2013, a total of 170,382 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. As such, the Company is required to recognize the change in fair value of the remaining minimum obligation due to the changing gold prices. Unrealized gains are recognized in periods when the forward gold price has decreased from the previous period and unrealized losses are recognized in periods when the forward gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 7.0% and 4.2% at June 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivative at June 30, 2013 and December 31, 2012, based on forward gold prices averaging approximately $1,243 and $1,694 per ounce, respectively, was a liability of $52.3 million and $145.1 million, respectively. During the three months ended June 30, 2013 and 2012, mark-to-market adjustments for this embedded derivative amounted to a gain of $69.2 million and $25.1 million, respectively. During the six months ended June 30, 2013 and 2012, mark-to-market adjustments for this embedded derivative amounted to a gain of $92.7 million and $12.7 million, respectively.
Payments on the royalty obligation occur monthly resulting in a decrease to the carrying amount of the minimum obligation and the derivative liability and the recognition of realized gains or losses as a result of changing prices for gold. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the three months ended June 30, 2013 and 2012, realized losses on settlement of the liabilities were $8.1 million and $11.0 million, respectively. For the six months ended June 30, 2013 and 2012, realized losses on settlement of the liabilities were $17.2 million and $24.2 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At June 30, 2013, the Company had MXN foreign exchange contracts of $32.7 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.65 MXN to each U.S. dollar over the next nine months. At December 31, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.11 MXN to each U.S. dollar and the Company had a liability with a fair value of $0.1 million at December 31, 2012. In addition, at June 30, 2013, the Company had outstanding call options requiring it to sell $6.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 15.50 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. Further, at June 30, 2013, the Company had outstanding put options allowing it to buy $6.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 12.50 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. The Company had a liability with a fair value of $1.4 million at June 30,

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

2013. The Company recorded mark-to-market losses on these contracts of $2.3 million and $1.5 million for the three and six months ended June 30, 2013, respectively. The Company recorded mark-to-market gains on these contracts of $0.1 million and $2.8 million for the three and six months ended June 30, 2012, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net in the consolidated statement of operations. The Company recorded realized gains of $0.2 million and $0.8 million in production costs applicable to sales during the three and six months ended June 30, 2013, respectively. The Company recorded realized losses of $1.2 million and $1.9 million in the three and six months ended June 30, 2012, respectively, which have been recognized in production costs applicable to sales.
In connection with an arrangement agreement entered into with Orko Silver Corp., the Company entered into a foreign currency contract in the first quarter of 2013 to reduce the foreign exchange risk associated with forecasted Canadian dollars ("CAD"). Please see Note 8 - ACQUISITION OF ORKO SILVER CORPORATION/LA PRECIOSA MINERAL INTERESTS for additional information. This contract allowed the Company to exchange U.S. dollars for CAD at an exchange rate of 1.0 CAD to each U.S. dollar if the CAD exchange rate exceeded par. The contract expired unexercised in the second quarter. The Company recorded a mark-to-market gain on this contract of $1.6 million for the three months ended June 30, 2013, reversing the loss recognized in the first quarter. This mark-to-market adjustment is reflected in fair value adjustments, net in the consolidated statement of operations.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2013, the Company had outstanding provisionally priced sales of $29.5 million, consisting of 0.3 million ounces of silver and 15,589 ounces of gold, which had a fair value of $28.4 million including the embedded derivative. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative.
Commodity Derivatives
As of June 30, 2013, the Company had outstanding call options requiring it to deliver 87,000 ounces of gold at a weighted average strike price of $1,964.20 per ounce if the market price of gold exceeds the strike price. At June 30, 2013, the Company had outstanding put options allowing it to sell 97,000 ounces of gold at a weighted average strike price of $979.79 per ounce if the market price of gold were to fall below the strike price. The contracts expire over the next three years. At December 31, 2012, the Company had outstanding call options requiring it to deliver 97,000 ounces of gold at a weighted average strike price of $1,967.89 per ounce if the market price of gold exceeds the strike price. At December 31, 2012, the Company had outstanding put options allowing it to sell 122,000 ounces of gold at a weighted average strike price of $967.86 per ounce if the market price of gold were to fall below the strike price. As of June 30, 2013 and December 31, 2012, the fair market value of these contracts was a net asset of $2.4 million and a net liability of $9.3 million, respectively. During the three and six months ended June 30, 2013, 12,500 and 25,000 ounces of gold put options, respectively, expired at a weighted average strike price of $921.60 per ounce, resulting in a realized loss of $0.5 million and $1.1 million, respectively. During the three and six months ended June 30, 2013, 5,000 and 10,000 ounces of gold call options, respectively, at a weighted average strike price of $2,000.00 expired. During the three months ended June 30, 2013 and 2012, the Company recorded unrealized gains of $6.9 million and $4.5 million, respectively, related to the outstanding options which was included in fair value adjustments, net in the consolidated statement of operations. During the six months ended June 30, 2013 and 2012, the Company recorded unrealized gains of $11.7 million and $4.7 million, respectively, related to the outstanding options which was included in fair value adjustments, net in the consolidated statement of operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

As of June 30, 2013, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average prices, ounces and notional data):

	2013	2014	2015	Thereafter
Palmarejo gold production royalty	$14,750	$24,895	$24,691	$20,069
Average gold price in excess of minimum contractual deduction	$502	$498	$492	$490
Notional ounces	29,389	50,004	50,004	40,985
Mexican peso forward purchase contracts	$20,700	$12,000	$—	$—
Average rate (MXP/$)	$12.90	$12.21	$—	$—
Mexican peso notional amount	267,119	146,460	—	—
Mexican peso put options purchased	$—	$6,000	$—	$—
Average strike price (MXP/$)	$—	$12.50	$—	$—
Mexico peso notional amount	—	75,000	—	—
Mexican peso call options sold	$—	$6,000	$—	$—
Average strike price (MXP/$)	$—	$15.50	$—	$—
Mexico peso notional amount	—	93,000	—	—
Silver concentrate sales agreements	$7,249	$—	$—	$—
Average silver price	$23.92	$—	$—	$—
Notional ounces	302,990	—	—	—
Gold concentrates sales agreements	$22,252	$—	$—	$—
Average gold price	$1,427	$—	$—	$—
Notional ounces	15,589	—	—	—
Gold put options purchased	$720	$720	$—	$—
Average gold strike price	$936	$979	$1,010	$—
Notional ounces	20,000	47,000	30,000	—
Gold call options sold	$—	$720	$—	$—
Average gold strike price	$2,000	$1,934	$2,000	$—
Notional ounces	10,000	47,000	30,000	—

The following summarizes the classification of the fair value of the derivative instruments as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Prepaid expenses and other	Other long-term assets	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts Peso	$12	$—	$1,457	$—	$—
Palmarejo gold production royalty	—	—	—	17,759	34,600
Put and call options, net	50	2,308	—	—	—
Concentrate sales contracts	20	—	1,128	—	—
	$82	$2,308	$2,585	$17,759	$34,600

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	December 31, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Forward foreign exchange contracts Peso	$376	$300	$—	$—	$—
Palmarejo gold production royalty	—	—	—	41,146	103,952
Put and call options, net	—	2,025	7,274	—	—
Concentrate sales contracts	1,030	163	—	—	—
	$1,406	$2,488	$7,274	$41,146	$103,952
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended June 30, 2013 and 2012 (in thousands):

		Three months ended June 30,		Six months ended June 30,
Financial statement line	Derivative	2013	2012	2013	2012
Sales of metal	Concentrate sales contracts	$(667)	$(877)	$(2,422)	$459
Production costs applicable to sales	Forward foreign exchange contracts	203	(1,151)	830	(1,934)
Fair value adjustments, net	Foreign exchange contracts MXN Peso	(2,260)	83	(1,522)	2,773
Fair value adjustments, net	Forward foreign exchange contracts Canadian dollar	1,598	—	—	—
Fair value adjustments, net	Silver ounces receivable	—	(337)	—	22
Fair value adjustments, net	Palmarejo gold royalty	61,066	14,105	75,494	(11,505)
Fair value adjustments, net	Put and call options	6,350	2,187	10,577	1,636
		$66,290	$14,010	$82,957	$(8,549)

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
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains one labor agreement with Sindicato de la Empresa Minera Manquiri at the San Bartolomé mine in Bolivia. The labor agreement, which became effective October 11, 2007, does not have a fixed term. As of June 30, 2013, approximately 10.2% of the Company’s worldwide labor force was covered by collective bargaining agreements.
Termination Benefits
As part of the March 2013 decision to relocate the Company's headquarters office to Chicago, the Company established a one-time termination benefit program to retain current employees during the transition. The program provides for a one-time stay-bonus as well as severance and medical benefits equal to two weeks per year of service. At June 30, 2013, the total benefit expected to be incurred under this plan is approximately $1.7 million. The liability is recognized ratably over the service period to June 30, 2014.
The Company does not have a written severance plan for any of its operations, including those operations located in Chile, Argentina, Bolivia and Mexico. However, laws in these foreign jurisdictions require payment of certain minimum statutory termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs in accordance with U.S. GAAP. The Company has accrued obligations for post-employment benefits in these locations of approximately $7.3 million and $7.6 million at June 30, 2013 and December 31, 2012, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was nil and $0.5 million, respectively for the three months ended June 30, 2013 and 2012, respectively. Royalty expense was $1.0 million and $1.1 million, respectively for the six months ended June 30, 2013 and 2012, respectively.
Rochester 3.4% NSR Royalty
In connection with the Company's settlement of all disputes regarding competing mining claims located on or adjacent to the property encompassed by the Company's Rochester gold and silver mine, the Company granted a 3.4% NSR royalty to a third party on up to 39.4 million silver equivalent ounces sold from the Rochester mine beginning January 1, 2014. Payments on the royalty obligation will occur quarterly reducing the carrying amount of the royalty liability and changes in silver and gold prices will result in the recognition of mark-to-market gains or losses in Fair value adjustments, net in the consolidated statement of operations.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. As of June 30, 2013, a total of 170,382 ounces of gold remain outstanding under the minimum royalty obligation.
NOTE 18 – SIGNIFICANT CUSTOMERS
The Company markets its doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has nine trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi, Johnson Matthey, Toronto Dominion Bank, and Auramet) and the sales of metals to these companies amounted to approximately 74% and 92% of total metal sales for the six months ended June 30, 2013 and 2012, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, Trafigura, Johnson Matthey, and China National Gold) amounted to approximately 26% and 8% of total metal sales for the six months ended June 30, 2013, and 2012, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.
The following table indicates customers that represent 10% or more of total sales of metal for the three months ended June 30, 2013 and 2012 (in millions):

Customer	Three months ended June 30,	Three months ended June 30,	Segments reporting sales of metal
	2013	2012
Valcambi	$27.2	$148.3	Palmarejo, San Bartolomé
Auramet	44.1	19.9	San Bartolomé, Kensington
Toronto Dominian Bank	34.5	18.3	Palmarejo, Rochester
International Commodities	25.7	7.0	Palmarejo, San Bartolomé, Rochester

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table indicates customers that represent 10% or more of total sales of metal for the six months ended June 30, 2013 and 2012 (in millions):

Customer	Six months ended June 30,	Six months ended June 30,	Segments reporting sales of metal
	2013	2012
Valcambi	$39.4	$256.2	Palmarejo, San Bartolomé
Auramet	68.9	33.5	San Bartolomé, Kensington
Johnson Mathey	44.8	0.9	San Bartolomé, Rochester
International Commodities	40.4	23.8	Palmarejo, San Bartolomé, Rochester
NOTE 19 – SEGMENT REPORTING
The operating segments are managed separately because each segment represents a distinct use of company resources and a separate contribution to the Company’s cash flows. The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Martha, Rochester, Kensington and Endeavor mining properties and the La Preciosa exploration property. All operating segments are engaged in the discovery and/or mining of gold and silver and generate the majority of their revenues from the sale of these precious metal concentrates and/or refined precious metals. Through September 2012, the Martha mine sold precious metal concentrates, typically under long-term contracts, to trading partners located in the United States and Switzerland. The Company ceased active mining operations at the Martha mine in September of 2012.
The Kensington mine sells precious metals and concentrates, typically under long-term contracts to smelters in China, Japan, and Germany. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks such as International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Securities, Valcambi and Auramet. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australian smelter. The Company’s exploration programs, other than the La Preciosa project, are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	La Preciosa	Other	Total
Sales of metals	$86,217	$49,236	$30,851	$34,903	$(161)	$3,479	$—	$—	$204,525
Productions costs applicable to sales	(55,218)	(32,815)	(30,154)	(23,054)	—	(1,683)	—	—	(142,924)
Depreciation and depletion	(35,557)	(4,941)	(13,261)	(2,324)	(113)	(1,220)	(2)	(235)	(57,653)
Gross profit	(4,558)	11,480	(12,564)	9,525	(274)	576	(2)	(235)	3,948
Exploration expense	3,189	27	563	512	603	—	690	1,190	6,774
Loss on impairment	—	—	—	—	86	—	—	—	86
Other operating expenses	—	—	134	34,177	861	—	—	12,873	48,045
OPERATING INCOME	(7,747)	11,453	(13,261)	(25,164)	(1,824)	576	(692)	(14,298)	(50,957)
Interest and other income, net	(428)	683	150	—	(177)	—	(11)	(16,990)	(16,773)
Interest expense, net	(4,190)	(14)	(95)	(5)	(1)	—	—	(6,625)	(10,930)
Fair value adjustments, net	61,066	—	6,350	—	—	—	—	(662)	66,754
Income tax expense	(17,282)	(4,506)	—	—	(117)	85	—	(1,314)	(23,134)
Net income	$31,419	$7,616	$(6,856)	$(25,169)	$(2,119)	$661	$(703)	$(39,889)	$(35,040)
Segment assets (A)	$1,860,240	$286,325	$485,215	$122,917	$6,757	$30,226	$409,458	$103,464	$3,304,602
Capital expenditures (B)	$9,166	$3,159	$7,406	$6,596	$10	$—	$735	$129	$27,201

A.	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

B.	Balance represents cash flow amounts

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Three months ended June 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$136,365	$53,383	$21,124	$34,153	$4,149	$5,232	$—	$254,406
Productions costs applicable to sales	(62,538)	(22,773)	(16,106)	(20,751)	(7,102)	(2,553)	—	(131,823)
Depreciation and depletion	(42,748)	(4,070)	(9,719)	(2,060)	(704)	(1,592)	(131)	(61,024)
Gross profit	31,079	26,540	(4,701)	11,342	(3,657)	1,087	(131)	61,559
Exploration expense	1,624	(70)	274	1,135	2,763	—	579	6,305
Loss on impairment	—	—	—	—	4,813	—	—
Other operating expenses	—	25	16	692	81	—	8,053	8,867
OPERATING INCOME	29,455	26,585	(4,991)	9,515	(11,314)	1,087	(8,763)	41,574
Interest and other income, net	(4,720)	631	—	239	(494)	—	1,123	(3,221)
Interest expense	(5,672)	(36)	(901)	(7)	(1)	—	(940)	(7,557)
Fair value adjustments, net	14,105	—	2,187	—	—	—	(253)	16,039
Income tax benefit (expense)	(11,967)	(10,889)	—	—	(28)	—	(978)	(23,862)
Net income	$21,201	$16,291	$(3,705)	$9,747	$(11,837)	$1,087	$(9,811)	$22,973
Segment assets (A)	$1,954,084	$289,428	$518,611	$94,677	$13,070	$33,228	$16,654	$2,919,752
Capital expenditures (B)	$11,174	$7,800	$9,324	$2,946	$529	$—	$465	$32,238

A.	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

B.	Balance represents cash flow amounts

Six months ended June 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	La Preciosa	Other	Total
Sales of metals	$143,643	$82,377	$70,126	$74,377	$(662)	$6,461		$—	$376,322
Productions costs applicable to sales	(81,937)	(48,494)	(53,718)	(44,557)	—	(3,003)	—	1	(231,708)
Depreciation and depletion	(64,507)	(9,696)	(26,647)	(4,505)	(229)	(2,044)	(2)	(459)	(108,089)
Gross profit	(2,801)	24,187	(10,239)	25,315	(891)	1,414	(2)	(458)	36,525
Exploration expense	5,170	79	1,235	996	1,587	—	690	3,858	13,615
Loss on impairment	—	—	—	—	205	—	—	—	205
Other operating expenses	—	3,722	210	34,321	1,906	—	—	22,598	62,757
OPERATING INCOME	(7,971)	20,386	(11,684)	(10,002)	(4,589)	1,414	(692)	(26,914)	(40,052)
Interest and other income, net	1,514	1,288	281	57	746	—	(11)	(16,827)	(12,952)
Interest expense, net	(7,928)	(46)	(354)	(11)	—	—	—	(12,323)	(20,662)
Fair value adjustments, net	75,494	—	10,577	—	—	—	—	(1,521)	84,550
Income tax expense	(20,816)	(8,834)	(1)	—	(44)	84	—	(4,043)	(33,654)
Net income	$40,293	$12,794	$(1,181)	$(9,956)	$(3,887)	$1,498	$(703)	$(61,628)	$(22,770)
Segment assets (A)	$1,860,240	$286,325	$485,215	$122,917	$6,757	$30,226	$409,458	$103,464	$3,304,602
Capital expenditures (B)	$14,480	$3,616	$10,736	$9,894	$10	$—	$735	$557	$40,028

A.	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

B.	Balance represents cash flow amounts

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Six months ended June 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	Other	Total
Sales of metals	$260,087	$94,759	$31,500	$52,911	$7,767	$11,946	$—	$458,970
Productions costs applicable to sales	(108,397)	(36,381)	(33,197)	(30,317)	(10,795)	(5,290)	—	(224,377)
Depreciation and depletion	(80,517)	(8,289)	(16,324)	(3,702)	(1,300)	(3,236)	(248)	(113,616)
Gross profit	71,173	50,089	(18,021)	18,892	(4,328)	3,420	(248)	120,977
Exploration expense	2,945	—	496	1,844	6,174	—	1,413	12,872
Loss on impairment	—	—	—	—	4,813	—	—	4,813
Other operating expenses	—	30	35	2,033	279	—	15,154	17,531
OPERATING INCOME	68,228	50,059	(18,552)	15,015	(15,594)	3,420	(16,815)	85,761
Interest and other income, net	(139)	726	—	288	(570)	—	1,481	1,786
Interest expense, net	(10,481)	(36)	(1,793)	(15)	(1)	—	(1,901)	(14,227)
Fair value adjustments, net	(11,505)	—	1,636	—	—	—	2,795	(7,074)
Income tax expense	(15,511)	(18,578)	—	—	(239)	—	(4,970)	(39,298)
Net income	$30,592	$32,171	$(18,709)	$15,288	$(16,404)	$3,420	$(19,410)	$26,948
Segment assets (A)	$1,954,084	$289,428	$518,611	$94,677	$13,070	$33,228	$16,654	$2,919,752
Capital expenditures (B)	$18,344	$18,007	$20,202	$5,585	$1,188	$—	$559	$63,885

A.	Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

B.	Balance represents cash flow amounts

	June 30, 2013	December 31, 2012
Assets
Total assets for reportable segments	$3,304,602	$2,974,056
Cash and cash equivalents	249,531	125,440
Short term investments	—	999
Other assets	112,583	120,906
Total consolidated assets	$3,666,716	$3,221,401
Geographic Information

	June 30, 2013	December 31, 2012
Long Lived Assets:
United States	$503,105	$514,687
Australia	27,364	29,408
Argentina	94,964	95,134
Bolivia	235,781	240,905
Mexico	2,156,808	1,795,677
Total	$3,018,022	$2,675,811

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$65,754	$55,277	$144,502	$84,411
Mexico	86,217	136,365	143,643	260,087
Bolivia	49,236	53,383	82,377	94,759
Australia	3,479	5,232	6,462	11,946
Argentina	(161)	4,149	(662)	7,767
Total	$204,525	$254,406	$376,322	$458,970
NOTE 20 – LITIGATION AND OTHER EVENTS
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
The Van Stone Mine in Stevens County, Washington consists of several parcels and was mined from 1926 until 1993. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan Mining Corporation has received any further notices from the Washington Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan Mining Corporation, seeking contribution for the $3.5 million settlement. Callahan Mining Corporation filed a response and defense to the lawsuit on December 11, 2012 and does not believe it has any liability to Asarco. The Court has set a trial date for April 28, 2014. On January 23, 2013, the Court entered an Order dismissing one of the five named defendants from the lawsuit as a result of the parties reaching a settlement.
Callahan controlled the Akron Mine located in Gunnison County, Colorado under lease and option agreements with several owners from 1937-1960. In December 2003, the United States Forest Service (“USFS”) made a formal request for information to the Company for information regarding the site, to which the Company responded. In February 2007, the USFS made a formal request for information to Callahan for information regarding the site, to which Callahan responded. In April 2013, the USFS made a formal request for information to the Company regarding the site, to which the Company responded on June 10, 2013.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

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
Unpatented Mining Claims Dispute at Rochester in Nevada
On December 5, 2011, Coeur Rochester filed a lawsuit in the Sixth Judicial District Court of Nevada against Rye Patch Gold Corp and Rye Patch Gold US, Inc. seeking a declaratory judgment as to Coeur Rochester's ownership of 447 unpatented mining claims covering approximately 8,600 acres of federal lands in and surrounding the Coeur Rochester mine operation.  On December 5, 2011, Rye Patch Gold US, Inc. filed a similar action asserting its interest in the claims in the Second Judicial District Court of Nevada.  The Rye Patch action was subsequently moved to the Sixth Judicial Court and consolidated with Coeur Rochester's pending action.  The dispute stemmed from competing asserted interests in the mining claims between Coeur Rochester and Rye Patch following Coeur Rochester's inadvertent failure to pay annual mining claim maintenance fees.
On June 24, 2013, Coeur Rochester entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Rye Patch. The closing of the transactions contemplated by the Settlement Agreement (the “Closing”) occurred on June 27, 2013. At the Closing, in accordance with the terms of the Settlement Agreement, all disputes among Coeur Rochester and Rye Patch regarding the competing unpatented mining claims were mutually released and Coeur Rochester and Rye Patch agreed to take necessary actions to cause all pending litigation involving the parties associated with the competing claims to be dismissed with prejudice. In addition, Coeur Rochester acquired all Rye Patch mining claims in dispute with those of Coeur Rochester, in exchange for (1) a $10 million cash payment, (2) the granting to Rye Patch of a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from the Rochester Mine beginning January 1, 2014, payable in cash on a quarterly basis, which had an estimated fair value of $22.0 million, and (3) granting Rye Patch an option to acquire CRI's federal patented mining claim called “Blue Bird” (which option was timely exercised by Rye Patch and the transfer of the “Blue Bird” claim to Rye Patch occurred on July 11, 2013).
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
This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including expectations as to production, operating schedules, results of operations, ore reserves and mineralized material, capital costs, capital expenditures, and other operating data, potential quality and/or grade of mineralized material, permit and other regulatory approvals, as well as expected results of initiatives to reduce costs and capital expenditures, enhance revenue, manage working capital and maximize net cash flow and expectations with respect to the development of the La Preciosa project. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and mineralized material, capital costs, capital expenditures and other operating data, quality and/or grade of mineralized material, permit and regulatory approvals, results of initiatives to reduce costs and capital expenditures, enhance revenue, manage working capital and maximize net cash flow and the development of the La Preciosa project could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and in the "Risk Factors" section of the 2012 10-K and the risks and uncertainties discussed in this MD&A; (ii) risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); (iii) changes in the market prices of gold and silver and a sustained lower price environment; (iv) uncertainties inherent in the Company's production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes that could result from the Company's future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; and(xiii) the Company's possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Non-U.S. GAAP Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs, total cash costs, and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs, total cash costs and operating cash flow are important measures in assessing the Company's overall financial performance.
Introduction to the Company
The Company is a large primary silver producer with growing gold production and has assets located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine , each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues during the first six months of 2013.
The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations that it expects to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. The Company’s management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities at existing operations, reducing operating and non-operating costs, completing capital projects and reducing capital expenditures, and managing working capital.
The results of the Company’s operations are significantly affected by the prices of silver and gold, which may fluctuate widely and have declined substantially in recent months. These prices are affected by numerous factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions and other factors. In addition, the Company faces challenges including raising capital, increasing production and managing social, political and environmental issues. Operating costs at its mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect the Company’s U.S. dollar costs.
Overview of Performance
Production
In the second quarter of 2013, the Company’s silver production decreased 5.4% to 4.6 million ounces compared to 4.9 million ounces in the comparable period in 2012. The decrease is primarily due to lower production at Palmarejo from lower ore grades. The Company’s gold production in the second quarter of 2013 decreased 3.6% to 60,757 ounces compared to 63,047 ounces in the comparable period in 2012. The decrease was primarily driven by lower gold production at Palmarejo due to lower ore grade and recovery.
Sales of Metal
Sales of metal decreased 19.6% to $204.5 million in the second quarter of 2013, compared to $254.4 million in the second quarter of 2012, primarily due to lower silver production and lower silver and gold prices. The Company’s average realized silver and gold prices during the second quarter of 2013 were $22.86 per ounce and $1,416 per ounce, respectively, representing a decrease of 21.9% and 12.0%, respectively, over last year’s second quarter. Sales of silver contributed 57.9% of the Company’s total metal sales during the second quarter of 2013, compared to 63.2% during the second quarter of 2012.
Earnings
The Company reported a net loss of $35.0 million, or $(0.35) per share, compared to net income of $23.0 million, or $0.26 per share, for the three months ended June 30, 2013 and 2012, respectively. The net loss in the second quarter of 2013 includes a $32 million charge to settle the Rochester claims dispute and a $17.2 million charge for the other than temporary impairments of marketable securities. Earnings also reflect positive fair value adjustments of $66.8 million and $16.0 million in the three months ended June 30, 2013 and 2012, respectively. These fair value adjustments are driven primarily by changing forward gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
Production costs increased $11.1 million or 8.4% for the three months ended June 30, 2013 compared to the same time period in 2012. The increase was due primarily to higher silver and gold production combined with higher operating costs at Kensington.
Depreciation, depletion, and amortization decreased $3.4 million or 5.5% for the three months ended June 30, 2013 compared to the same time period in 2012 as a result of lower depletion at Palmarejo.
General and administrative expenses increased $6.4 million or 74.8% during the three months ended June 30, 2013 compared to the same time period in 2012. The increase was primarily due to increased legal and finance expenses and consulting and recruiting expenses related to the relocation of employees.
Exploration expense increased $0.5 million or 7.4% for the three months ended June 30, 2013 compared to the same time period in 2012 as a result of increased exploration activity at Palmarejo and Kensington.
Pre-development, care, maintenance and other expenses increased $0.7 million during the three months ended June 30, 2013 compared to the same time period in 2012. The increase was primarily the result of timing of expenditures related to expansion activities at the Rochester mine.
Interest expense increased $3.4 million or 44.6% during the three months ended June 30, 2013 compared to the same period in 2012, primarily due to an increase in total debt outstanding from the issuance of the 7.875% Senior Notes.
Other Highlights
In addition to the matters discussed above, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•
The average price of silver (Handy & Harman) and gold (London Gold PM) for the three months ended June 30, 2013 was $23.19 and $1,415 per ounce, respectively, compared to $29.45 and $1,609 per ounce, respectively, for the three months ended June 30, 2012. The closing market price of silver and gold on August 7, 2013 was $19.58 per ounce and $1,283 per ounce, respectively.

•
Net cash provided by operating activities for the second quarter of 2013 was $63.3 million, compared to $113.2 million during the second quarter of 2012. The reduction was primarily the result of lower silver ounces sold and lower silver and gold prices, partially offset by higher gold ounces sold.

•
The Company spent $27.2 million on capital expenditures in the second quarter of 2013, which is $5.0 million lower than the same time period last year. Capital expenditures in the second quarter were primarily related to drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo, underground development at Kensington, and the stage 3 leach pad, metal removal system, and crusher at Rochester.

•	On April 16, 2013 the Company completed the acquisition of Orko Silver Corporation and holds the La Preciosa silver and gold project in Durango, Mexico.

•	The Company’s ratio of current assets to current liabilities was 3.37 to 1 at June 30, 2013, compared to 1.70 to 1 at December 31, 2012.
Operating Highlights and Developments
Palmarejo

Silver production for the second quarter of 2013 was 2.0 million ounces, a 13.5% decrease compared to the second quarter of 2012. Gold production was 28,191 ounces, which represented a 9.8% decrease from the second quarter of 2012. The lower production was primarily the result of lower ore grade compared to the same time period in 2012.
Cash operating costs per silver ounce during the second quarter increased to $3.25 compared to $(0.85) for the second quarter of 2012. Higher cash operating costs per ounce were due to lower production, higher ground support and maintenance costs and lower gold by-product credits as a result of lower gold prices and production. Production costs applicable to sales for the three months ended June 30, 2013 decreased by 11.7% compared to the same time period in 2012 due primarily to lower production.
San Bartolomé
Silver production for the second quarter of 2013 held even at 1.5 million ounces of silver compared to the second quarter of 2012 due to higher throughput and recovery, partially offset by lower ore grade.
Cash operating costs per ounce during the second quarter of 2013 were $12.89 and cash costs per ounce, including royalties and taxes, were $13.80 compared to $11.05 and $12.04, respectively, in the second quarter of 2012. Production costs applicable to sales increased by 44.1% during the second quarter of 2013 compared to the second quarter of 2012 due to higher production and lower ore grade.
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
Kensington
Gold production at Kensington for the second quarter of 2013 increased 7.4% to 23,162 ounces of gold, compared to 21,572 ounces for the same period of 2012. The increase was due primarily to a higher throughput and recovery. Continuous improvements at the mill resulted in a 98.2% recovery rate in the second quarter of 2013 compared to 94.2% in the second quarter 2012.
Cash operating costs per ounce in the second quarter of 2013 were $1,115 compared to $1,348 for the same period of 2012. Production costs applicable to sales increased 87.2% during the second quarter of 2013 compared to the second quarter of 2012 due to higher production and sales volume.
Rochester
Silver production was 0.8 million ounces and gold production was 9,404 ounces during the second quarter of 2013 compared to 0.7 million ounces of silver and 10,120 ounces of gold in the second quarter of 2012. Cash operating costs per silver ounce increased in the second quarter of 2013 to $14.75 and total cash costs per silver ounce, including production taxes and royalties, were $15.39 compared to $9.83 and $11.45 in the second quarter of 2012, respectively, primarily due to lower grades. Production costs applicable to sales increased to $23.1 million during the second quarter of 2013, compared to $20.8 million during the same time period in 2012.
Endeavor
Silver production at the Endeavor mine in the second quarter of 2013 was flat at 0.2 million ounces compared to the second quarter of 2012. Cash costs per ounce of silver produced were $10.62 in the second quarter of 2013 compared to $17.50 in the second quarter of 2012, the result of higher recovery partially offset by lower grade. Production costs applicable to sales were $1.7 million for the quarter compared to $2.6 million in the second quarter of 2012 due to an increase in sales.
As of March 31, 2013, CDE Australia Pty Ltd had recovered 100% of the original transaction consideration to acquire the silver stream.  As of June 30, 2013, a total of 4.5 million payable ounces had been received, or 22.5% of the 20 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement.
La Preciosa
On July 8, 2013, the Company announced results of a Preliminary Economic Assessment (PEA) for the La Preciosa silver and gold project located in Durango, Mexico. The Company will pursue a feasibility study over the next 12 months.

Operating Statistics from Continuing Operations
The following table presents information by mine and consolidated sales information for the three and six month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Silver Operations:
Palmarejo
Tons milled	570,322	489,924	1,143,492	1,018,467
Ore grade/Ag oz	4.69	5.74	4.17	5.94
Ore grade/Au oz	0.06	0.07	0.05	0.07
Recovery/Ag oz(E)	76.5%	84.2%	77.5%	80.2%
Recovery/Au oz(E)	81.2%	92.0%	84.9%	92.6%
Silver production ounces	2,044,967	2,365,484	3,691,365	4,848,298
Gold production ounces	28,191	31,258	51,157	62,338
Cash operating cost/oz	$3.25	$(0.85)	$2.78	$(1.58)
Cash cost/oz	$3.25	$(0.85)	$2.78	$(1.58)
Total production cost/oz	$20.63	$17.28	$20.41	$15.10
San Bartolomé
Tons milled	424,310	391,005	799,295	769,109
Ore grade/Ag oz	3.98	4.26	4.03	4.43
Recovery/Ag oz(E)	90.3%	88.3%	90.5%	89.8%
Silver production ounces	1,523,262	1,470,342	2,914,361	3,061,634
Cash operating cost/oz	$12.89	$11.05	$13.07	$10.62
Cash cost/oz	$13.80	$12.04	$14.05	$11.76
Total production cost/oz	$17.21	$14.89	$17.65	$14.44
Martha
Tons milled	—	39,199	—	73,268
Ore grade/Ag oz	—	3.52	—	3.94
Ore grade/Au oz	—	0.003	—	0.004
Recovery/Ag oz(E)	—%	78.2%	—%	79.8%
Recovery/Au oz(E)	—%	72.4%	—%	68.6%
Silver production ounces	—	107,895	—	230,688
Gold production ounces	—	97	—	181
Cash operating cost/oz	$—	$55.07	$—	$50.50
Cash cost/oz	$—	$56.21	$—	$51.39
Total production cost/oz	$—	$62.30	$—	$56.74
Rochester
Tons milled	2,457,423	2,268,896	4,897,180	4,278,414
Ore grade/Ag oz	0.58	0.63	0.5488	0.59
Ore grade/Au oz	0.003	0.005	0.003	0.005
Recovery/Ag oz(F)	59.7%	49.8%	55.5%	45.7%
Recovery/Au oz(F)	141.4%	84.0%	123.5%	74.9%
Silver production ounces	843,845	712,706	1,491,434	1,154,043
Gold production ounces	9,404	10,120	18,146	15,412
Cash operating cost/oz	$14.75	$9.83	$14.23	$15.00
Cash cost/oz	$15.39	$11.45	$15.76	$16.54
Total production cost/oz	$18.15	$14.66	$18.78	$20.02

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Endeavor
Tons milled	198,517	201,057	393,035	396,903
Ore grade/Ag oz	2.73	3.31	2.17	3.33
Recovery/Ag oz(E)	40.9%	36.1%	43.4%	36.9%
Silver production ounces	221,268	240,168	371,012	488,126
Cash operating cost/oz	$10.62	$17.50	$13.31	17.07
Cash cost/oz	$10.62	$17.50	$13.31	17.07
Total production cost/oz	$16.13	$24.13	$18.82	23.70
Gold Operation:
Kensington
Tons milled	127,987	97,794	257,044	141,730
Ore grade/Au oz	0.18	0.23	0.19	0.22
Recovery/Au oz(E)	98.2%	94.2%	97.1%	94.0%
Gold production ounces	23,162	21,572	48,368	29,016
Cash operating cost/oz	$1,115	$1,348	$1,083	$1,697
Cash cost/oz	$1,115	$1,348	$1,083	$1,697
Total production cost/oz	$1,687	$1,799	$1,634	$2,260
CONSOLIDATED PRODUCTION TOTALS (A)
Total silver ounces	4,633,342	4,896,595	8,468,172	9,782,789
Total gold ounces	60,757	63,047	117,671	106,947
Silver Operations:(B)
Cash operating cost per oz - silver	$8.86	$6.41	$8.80	$6.35
Cash cost per oz - silver	$9.28	$6.97	$9.41	$6.91
Total production cost oz - silver	$18.84	$17.51	$19.11	$16.88
Gold Operation:(C)
Cash operating cost per oz - gold	$1,115	$1,348	$1,083	$1,697
Cash cost per oz - gold	$1,115	$1,348	$1,083	$1,697
Total production cost per oz - gold	$1,687	$1,799	$1,634	$2,260
CONSOLIDATED SALES TOTALS (D)
Silver ounces sold	5,228,270	5,601,953	8,304,805	9,892,001
Gold ounces sold	63,389	59,579	115,315	98,464
Realized price per silver ounce	$22.86	$29.28	$25.61	$30.72
Realized price per gold ounce	$1,416	$1,610	$1,512	$1,646

(A)	Current production reflects final metal settlements of previously reported production ounces.

(B)	Amount includes gold by-product credits in computing cash costs per ounce.

(C)	Amounts reflect Kensington statistics only.

(D)
Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

(E)	Recoveries are affected by timing inherent in the leaching process and reflect final metal settlements of previously reported production.

(F)	Recoveries at Rochester are affected by residual leaching on Stage IV and timing differences inherent in the heap leaching process.
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
“Cash Operating Costs” and “Cash Costs” per ounce are non-U.S. GAAP measures and investors are cautioned not to place undue reliance on them and are urged to read all U.S. GAAP accounting disclosures presented in the consolidated financial statements and accompanying footnotes. In addition, see the reconciliation of “cash costs” to production costs under “Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs” set forth below. We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs, cash costs and operating cash flow. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses. We believe cash operating costs, cash costs and operating cash flow are important measures in assessing the Company's overall financial performance.

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to U.S. GAAP production costs applicable to sales including depreciation, depletion and amortization:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended June 30, 2013

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$6,639	$19,636	$25,819	$12,450	$(16)	$2,350	$66,878
Royalties	—	1,383	—	—	—	—	1,383
Production taxes	—	—	—	538	—	—	538
Total cash costs (Non-U.S. GAAP)	$6,639	$21,019	$25,819	$12,988	$(16)	$2,350	$68,799
Add/Subtract:
Third party smelting costs	—	—	(2,449)	—	16	(831)	(3,264)
By-product credit	39,828	—	—	13,391	—	—	53,219
Other adjustments	7	256	—	—	—	—	263
Change in inventory	8,735	11,541	6,784	(3,325)	—	164	23,899
Depreciation, depletion and amortization	35,543	4,941	13,261	2,325	—	1,220	57,290
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$90,752	$37,757	$43,415	$25,379	$—	$2,903	$200,206
Production of silver (ounces)	2,044,967	1,523,262	—	843,845	—	221,268	4,633,342
Cash operating cost per silver ounce	$3.25	$12.89	$—	$14.75	$—	$10.62	$8.86
Cash costs per silver ounce	$3.25	$13.80	$—	$15.39	$—	$10.62	$9.28
Production of gold (ounces)	—	—	23,162	—	—	—	23,162
Cash operating cost per gold ounce	$—	$—	$1,115	$—	$—	$—	$1,115
Cash cost per gold ounce	$—	$—	$1,115	$—	$—	$—	$1,115

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended June 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(2,009)	$16,249	$29,083	$7,008	$5,942	$4,204	$60,477
Royalties	—	1,457	—	510	124	—	2,091
Production taxes	—	—	—	641	—	—	641
Total cash costs (Non-U.S. GAAP)	$(2,009)	$17,706	$29,083	$8,159	$6,066	$4,204	$63,209
Add/Subtract:
Third party smelting costs	—	—	(2,820)	—	(1,444)	(1,449)	(5,713)
By-product credit	50,363	—	—	16,295	157	—	66,815
Other adjustments	124	117	7	229	26	—	503
Change in inventory	14,060	4,950	(10,165)	(3,931)	2,297	(202)	7,009
Depreciation, depletion and amortization	42,741	4,070	9,719	2,060	631	1,592	60,813
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$105,279	$26,843	$25,824	$22,812	$7,733	$4,145	$192,636
Production of silver (ounces)	2,365,484	1,470,342	—	712,706	107,895	240,168	4,896,595
Cash operating cost per silver ounce	$(0.85)	$11.05	$—	$9.83	$55.07	$17.50	$6.41
Cash costs per silver ounce	$(0.85)	$12.04	$—	$11.45	$56.21	$17.50	$6.97
Production of gold (ounces)	—	—	21,572	—	—	—	21,572
Cash operating cost per gold ounce	$—	$—	$1,348	$—	$—	$—	$1,348
Cash cost per gold ounce	$—	$—	$1,348	$—	$—	$—	$1,348

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Six months ended June 30, 2013

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$10,257	$38,101	$52,401	$21,219	$17	$4,938	$126,933
Royalties	—	2,835	—	1,025	—	—	3,860
Production taxes	—	—	—	1,264	—	—	1,264
Total cash costs (Non-U.S. GAAP)	$10,257	$40,936	$52,401	$23,508	$17	$4,938	$132,057
Add/Subtract:
Third party smelting costs	—	—	(5,715)	—	(17)	(1,751)	(7,483)
By-product credit	77,092	—	—	27,679	—	—	104,771
Other adjustments	611	810	—	—	—	—	1,421
Change in inventory	(6,031)	6,746	7,032	(6,630)	—	(183)	934
Depreciation, depletion and amortization	64,478	9,697	26,647	4,505	—	2,044	107,371
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$146,407	$58,189	$80,365	$49,062	$—	$5,048	$339,071
Production of silver (ounces)	3,691,365	2,914,361	—	1,491,434	—	371,012	8,468,172
Cash operating cost per silver ounce	$2.78	$13.07	$—	$14.23	$—	$13.31	$8.80
Cash costs per silver ounce	$2.78	$14.05	$—	$15.76	$—	$13.31	$9.41
Production of gold (ounces)	—	—	48,368	—	—	—	48,368
Cash operating cost per gold ounce	$—	$—	$1,083	$—	$—	$—	$1,083
Cash cost per gold ounce	$—	$—	$1,083	$—	$—	$—	$1,083

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Six months ended June 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(7,652)	$32,502	$49,251	$17,311	$11,649	$8,331	$111,392
Royalties	—	3,493	—	1,119	206	—	4,818
Production taxes	—	—	—	653	—	—	653
Total cash costs (Non-U.S. GAAP)	$(7,652)	$35,995	$49,251	$19,083	$11,855	$8,331	$116,863
Add/Subtract:
Third party smelting costs	—	—	(3,903)	—	(3,418)	(2,238)	(9,559)
By-product credit	102,889	—	—	25,252	298	—	128,439
Other adjustments	368	(77)	14	316	83	—	704
Change in inventory	12,793	463	(12,166)	(14,335)	1,977	(803)	(12,071)
Depreciation, depletion and amortization	80,501	8,289	16,324	3,702	1,151	3,236	113,203
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$188,899	$44,670	$49,520	$34,018	$11,946	$8,526	$337,579
Production of silver (ounces)	4,848,298	3,061,634	—	1,154,043	230,688	488,126	9,782,789
Cash operating cost per silver ounce	$(1.58)	$10.62	$—	$15.00	$50.50	$17.07	$6.35
Cash costs per silver ounce	$(1.58)	$11.76	$—	$16.54	$51.39	$17.07	$6.91
Production of gold (ounces)	—	—	29,016	—	—	—	29,016
Cash operating cost per gold ounce	$—	$—	$1,697	$—	$—	$—	$1,697
Cash cost per gold ounce	$—	$—	$1,697	$—	$—	$—	$1,697

Gold is accounted for as a by-product credit at the Palmarejo and Rochester mines whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce.  Significant by-product credits are due in part to gold production and an increase in price over the last three years.  For the three months ended June 30, 2013 and 2012, gold by-products credits for Palmarejo were approximately $22.63 and $21.16 per silver ounce, respectively, and gold by-product credits for Rochester were $22.06 and $20.30 per silver ounce, respectively.  If the Company's accounting policy was changed to treat gold as a co-product, the following costs per ounce would be reported:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Palmarejo	Rochester	Palmarejo	Rochester
Total cash operating costs	$46,467	$25,841	$87,348	$48,898
Total cash costs	$46,467	$26,379	$87,348	$51,187

Revenue
Silver	54%	55%	56%	55%
Gold	46%	45%	44%	45%

Ounces produced
Silver	2,044,967	843,845	3,691,365	1,491,434
Gold	28,191	9,404	51,157	18,146

Total cash operating costs per ounce
Silver	$12.24	$16.99	$13.22	$18.06
Gold	$761	$1,223	$753	$1,210

Total cash costs per ounce
Silver	$12.24	$17.34	$13.22	$18.91
Gold	$761	$1,249	$753	$1,267

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Palmarejo	Rochester	Palmarejo	Rochester
Total cash operating costs	$48,354	$23,303	$95,237	$42,564
Total cash costs	$48,354	$24,454	$95,237	$44,336

Revenue
Silver	58%	55%	59%	61%
Gold	42%	45%	41%	39%

Ounces produced
Silver	2,365,484	712,706	4,848,298	1,154,043
Gold	31,258	10,120	62,338	15,412

Total cash operating costs per ounce
Silver	$11.89	$17.99	$11.61	$22.40
Gold	$647	$1,036	$625	$1,084

Total cash costs per ounce
Silver	$11.89	$18.87	$11.61	$23.34
Gold	$647	$1,087	$625	$1,129

Exploration Activity
During the second quarter, the Company invested $6.8 million in expensed exploration for discovery of new mineralization and $3.0 million in capitalized exploration for definition of new mineralization, completing nearly 123,000 feet (37,700 meters) of drilling and trenching.
Coeur's exploration program utilized eleven drill rigs and a trenching crew: five drills at Palmarejo, three at Kensington (including one drill devoted to definition drilling), two in Argentina (Joaquin and Lejano projects), one at Rochester and one trenching crew at San Bartolomé.
Palmarejo

•
Exploration for discovery of new mineralization was conducted around the Palmarejo surface and underground mine area on new targets generated in 2012 and early 2013. The most significant results received in the quarter were the footwall and depth extension of the Tucson-Chapotillo area. Results are pending from many other targets drilled in the quarter.

•
Drilling to upgrade the confidence of, and expand the size of, known mineralized zones was performed around the current Palmarejo mine area at the 108 Zone, 76 Surface, Tucson-Chapotillo and the Inter-Clavos zone. These areas were drilled from both surface and underground platforms. Favorable results were obtained from 108. In addition, similar drilling was completed at the Las Animas zone of the Guadalupe deposit. Finally, the first drilling from underground positions started on Guadalupe Norte.

Kensington

•
Exploration work to discover new mineralization continued this quarter. As part of this work, surface drilling began on the Jualin area (small, historic mine area south of main Kensington). This drilling targeted the #4 vein, a zone of auriferous quartz and sulfide veining situated about 1,500 feet (460 meters) due south of the mill facility.

•	Exploration to define and expand known mineralized zones focused on the southern margins of lower Zone 10 and Zone 50 in main Kensington as well as the northern extent of lower Zone 10.

•
In addition, underground drilling was conducted on the Ann target and the upper extension of Zone 10 at main Kensington. Finally, drifting and drill station construction continued this quarter. This new development heading will be used in the coming months to facilitate drilling of the Kensington South and other targets.

Rochester

•
Drilling was performed to expand and define grades and tons of existing stockpiled material in the second quarter. The drilling returned favorable results from the Limerick, South, and North areas. Results from 23 new drill holes were received this quarter. Results from hole LMD13-061 with 120 feet grading 0.67 ounces per short ton (oz/t) of silver and 40 feet of 1.52 oz/t of silver from Limerick and SRD13-109 in the South stockpile which returned 70 feet grading 0.38 oz/t silver and 150 feet grading 0.56 oz/t of silver.

•
In the second quarter, drilling was completed on the West, South, and Limerick stockpiles along with Rochester Backfill areas. Drilling is also planned for the Charlie Setback stockpiles during 2013. This work, along with further sampling to twin existing drill holes and confirm metallurgical response of the stockpiles from 2012 work, will continue throughout most of this year. A program of drilling new in-situ mineralization targets will commence in the third quarter.
Coeur is reducing its exploration spending by 17%, or approximately $3 million during the remainder of 2013, with an additional $3 million reallocated from the budget to La Preciosa.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Sales of metal decreased 19.6% to $204.5 million from $254.4 million. The decrease in metal sales was due to a decrease in silver ounces sold and lower realized silver and gold prices. The Company sold 5.2 million ounces of silver and 63,389 ounces of gold compared to 5.6 million ounces of silver and 59,579 ounces of gold. Realized silver and gold prices were $22.86 and $1,416 per ounce, respectively compared to $29.28 and $1,610 per ounce, respectively, a decrease of 21.9% and 12.0%, respectively.
Included in sales of metals are gold by-product sales from the Company's silver mines. Total gold sales for the three months ended June 30, 2013 and 2012 were $86.0 million and $93.7 million, respectively. Of those totals, $55.2 million and $72.6 million of gold sales were recorded as by-product credits in determining the Company's silver cash cost per ounce.
The Company produced a total of 4.6 million ounces of silver and 60,757 ounces of gold, compared to 4.9 million ounces of silver and 63,047 ounces of gold. The lower silver production is primarily due to lower ore grade at Palmarejo, partially offset by higher throughput and recovery at Rochester. Cash costs were $8.86 per silver ounce compared to $6.41, primarily due to lower ore grades and production. Cash costs were $1,115 per gold ounce compared to $1,348, due to higher throughput and recovery at Kensington.
Production costs applicable to sales of metal increased from $131.8 million to $142.9 million as a result of higher silver cash costs and higher gold ounces.
Depreciation, depletion, and amortization decreased $3.4 million, from $61.0 million to $57.7 million, due primarily to lower production at Palmarejo, partially offset by depreciation of new projects at Palmarejo, Kensington, and Rochester.
Costs and Expenses
General and administrative expenses increased by $6.4 million or 74.8%. The increase was primarily due to higher legal and business development related expenses.
Exploration expenses increased to $6.8 million in the second quarter of 2013 compared to $6.3 million in the same period of 2012 primarily due to increased exploration activity at the Palmarejo and Kensington mines.

Other Income and Expenses
Non-cash fair value adjustments were a gain of $66.8 million compared to a gain of $16.0 million. Fair value adjustments are driven primarily by changing forward gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty obligation.
During the second quarter of 2013, the Company settled all competing mining claims encompassed by the Company's Rochester gold and silver mine. In connection with the settlement, the Company agreed to make a one-time $10 million cash payment, grant a 3.4% Net Smelter Returns royalty on Rochester production up to 39.4 million equivalent silver ounces, and transfer the Company's non-strategic Blue Bird mining claim. The above settlement resulted in a $32.0 million litigation settlement charge in the second quarter of 2013. Also in the second quarter of 2013, the Company recorded a $17.2 million other-than-temporary impairment on the Company's strategic investments portfolio as a result of the continued decline in precious metal equity markets.
Interest income and other increased by $3.6 million to $0.4 million compared to expense of $3.2 million. The increase was primarily due to reductions in foreign currency losses on revaluation of foreign denominated accounts offset slightly by gains recognized on the sale of various assets in the second quarter of 2013.
Interest expense, net of capitalized interest, increased to $10.9 million from $7.6 million. The increase is primarily due to an increase in total debt outstanding as a result of the issuance of the 7.875% Senior Notes.
Income Taxes
For the three months ended June 30, 2013, the Company reported an income tax provision of approximately $23.1 million compared to an income tax provision of $23.9 million for the same time period in 2012. The following table summarizes the components of the Company’s income tax provision for the three months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,
	2013	2012
United States	$(790)	$(388)
Mexico	(15,798)	(12,052)
Bolivia	(4,556)	(10,889)
Other jurisdictions	(1,990)	(533)
Income tax provision	$(23,134)	$(23,862)
The Company recognized a net $12.5 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
During the three months ended June 30, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices and inflationary adjustments on non-monetary assets and the Company being subject to the IETU tax, which is a form of alternative minimum tax. In addition, the Company recognized a net $9.7 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carry forwards in various jurisdictions (principally in U.S. and Mexico).
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Sales of metal decreased 18.0% to $376.3 million from $459.0 million. The decrease in metal sales was due to lower silver ounces sold as well as lower realized silver and gold prices, partially offset by higher gold ounces sold. The Company sold 8.3 million ounces of silver and 115,315 ounces of gold compared to 9.9 million ounces of silver and 98,464 ounces of gold. Realized silver and gold prices were $25.61 and $1,512 per ounce, respectively, compared to $30.72 and $1,646 per ounce.
Included in sales of metals are gold by-product sales from the Company's silver mines. Total gold sales for the six months ended June 30, 2013 and 2012 were $166.0 million and $159.0 million, respectively. Of those totals, $95.9 million and $127.5 million of gold sales were recorded as by-product credits in determining the Company's cash cost per ounce.
The Company produced 8.5 million ounces of silver and 117,671 ounces of gold, compared to 9.8 million ounces of silver and 106,947 ounces of gold. Lower silver production is primarily due to lower grade at Palmarejo and cessation of mining activities at Martha, partially offset by higher throughput and recovery at Rochester. Cash costs were $8.80 per silver ounce compared to $6.35, primarily due to lower ore grades and lower production rates. Cash costs were $1,083 per gold ounce compared to $1,697, due to higher throughput and recovery at Kensington. Production costs applicable to sales of metal increased from $224.4 million to $231.7 million as a result of higher silver cash costs and higher gold ounces sold, partially offset by lower gold cash costs and silver ounces sold.
Depreciation, depletion, and amortization decreased by $5.5 million to $108.1 million compare to $113.6 million. The decrease was primarily the result of lower depletion at Palmarejo due to lower volume.
Costs and Expenses
General and administrative expenses increased $9.1 million, from $16.2 million to $25.3 million. The increase was primarily due to higher legal and business development related expenses.

Exploration expenses increased slightly to $13.6 million compared to $12.9 million primarily due to increased exploration activity at the Palmarejo and Kensington mines.
Other Income and Expenses
Non-cash fair value adjustments were a gain of $84.6 million compared to a loss of $7.1 million. The majority of the increase in the fair value adjustment, net was due to the impact of changing gold prices on the Palmarejo gold production royalty obligation.
During 2013, the Company settled all competing mining claims encompassed by the Company's Rochester gold and silver mine resulting in a $32.0 million litigation settlement charge and recorded a $17.2 million other-than-temporary impairment on the Company's strategic investments portfolio as a result of the continued decline in precious metal equity markets.
Interest income and other increased by $2.5 million to $4.3 million compared to $1.8 million. The increase was primarily due to reductions in foreign currency losses on revaluation of foreign denominated accounts partially offset by gains recognized on the sale of various assets in 2013.
Interest expense, net of capitalized interest, increased to $20.7 million from $14.2 million. The increase is primarily due to an increase in total debt outstanding as a result of the issuance of the 7.875% Senior Notes.
Income Taxes
For the six months ended June 30, 2013, the Company reported an income tax provision of approximately $33.7 million compared to an income tax provision of $39.3 million for the same time period in 2012. The following table summarizes the components of the Company's income tax provision from continuing operations (in thousands):

	Six months ended June 30,
	2013	2012

United States	$(3,277)	$(3,525)
Mexico	(19,471)	(15,750)
Bolivia	(8,884)	(18,578)
Other jurisdictions	(2,022)	(1,445)
Income tax provision from continuing operations	$(33,654)	$(39,298)
The Company recognized a net $20.1 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Working Capital; Cash and Cash Equivalents
At June 30, 2013, the Company’s cash, cash equivalents and short-term investments totaled $249.5 million compared to $126.4 million as of December 31, 2012.
The Company’s working capital increased by $192.6 million between December 31, 2012 and June 30, 2013 to $360.6 million, compared to $167.9 million at December 31, 2012. The increase was primarily attributable to the proceeds from the offering of the 7.875% Senior Notes, which are classified as long-term liabilities. The ratio of current assets to current liabilities was 3.37 to 1 at June 30, 2013 and was 1.70 to 1 at December 31, 2012.
The Company intends to reinvest indefinitely a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the three and six months ended June 30, 2013 and the year ended December 31, 2012. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
The Company is generating significant operating cash flow and expects to generate net free cash flow during the second half of 2013. The Company is pursuing opportunities to reduce operating and non-operating costs and capital expenditures for the remainder of the year and as it develops operating budgets for 2014. A continued decline in silver and gold prices will lead to sustained lower free cash flow and may require the Company to seek financing for future discretionary capital expenditures and may result in impairment charges at the Company's operating mines.
Operating Activities
Excluding changes in operating assets and liabilities, the Company’s operating cash flow consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
CASH PROVIDED BY OPERATING ACTIVITIES	$63,338	$113,203	$76,272	$130,204
Changes in operating assets and liabilities:
Receivables and other current assets	(4,401)	(10,319)	(8,647)	(7,365)
Prepaid expenses and other	(2,930)	2,857	(411)	(1,916)
Inventories	(31,483)	(3,097)	(10,990)	21,625
Accounts payable and accrued liabilities	(10,094)	(14,276)	16,930	39,655
Operating cash flow (Non GAAP)	$14,430	$88,368	$73,154	$182,203
Investing Activities
Net cash used in investing activities in the three months ended June 30, 2013 was $127.8 million, compared to $37.4 million in the three months ended June 30, 2012. Net cash used in investing activities in the six months ended June 30, 2013 was $151.0 million, compared to $49.9 million for the six months ended June 30, 2012. The increase was primarily the result of the Company's acquisition of Orko Silver Corporation (“Orko”) in exchange for a total of approximately 11.6 million shares of Coeur common stock, a total cash payment of approximately $99.1 million, 1.6 million warrants and assumption of liabilities of $2.6 million.
The Company spent $27.2 million on capital expenditures in the second quarter of 2013, compared with $32.2 million during the same time period last year. The Company spent $40.0 million on capital expenditures in the first six months of 2013, compared with $63.9 million during the same time period last year. The majority of the capital expenditures during the first six months of 2013 were primarily related to capitalized drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo, underground development at Kensington, and the stage 3 leach pad, metal removal system, and crusher at Rochester.
Financing Activities
Net cash used by financing activities during the three months ended June 30, 2013 was $17.4 million, compared to net cash used of $28.3 million for the same time period last year. The decrease in cash used by financing activities is primarily the result of lower debt payments during the quarter. During the three months ended June 30, 2013, the Company paid $17.3 million to reduce existing debt and royalty obligations, primarily to pay down the minimum obligation under the Palmarejo gold production royalty. Net cash provided by financing activities during the six months ended June 30, 2013 was $198.8 million, compared to net cash used of $55.9 million. The increase in net cash provided by financing activities was primarily the result of the proceeds from the offering of the 7.875% Senior Notes.

Debt and Capital Resources
7.875% Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities

Act of 1933, as amended (the “Securities Act”). As of June 30, 2013, the outstanding balance of the Notes was $300.0 million.
The Notes are governed by an Indenture, dated as of January 29, 2013 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”).
The Notes bear interest at a rate of 7.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding January 15 and July 15. In certain circumstances the Company may be required to pay additional interest. For the three and six months ended June 30, 2013 interest expense recognized was $5.9 million, and $10.0 million, respectively.
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
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. There is a quarterly commitment fee of 0.1% on the unused portion of the line. The unused line fee for the three months ended June 30, 2013 was $0.1 million and was charged to interest expense.
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
As of June 30, 2013, no amounts have been drawn.
3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at June 30, 2013.
    The fair value of the notes outstanding, as determined by market transactions at June 30, 2013 and December 31, 2012 was $5.2 million and $48.2 million, respectively. The carrying value of the equity component at June 30, 2013 and December 31, 2012 was $10.9 million.
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
As a condition to the Kensington Term Facility, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 87,000 ounces of gold were outstanding at June 30, 2013. The weighted average strike price of the call options was $1,964.20. Put options protecting 97,000 ounces of gold were outstanding at June 30, 2013. The weighted average strike price of the put options was $979.79. Call options protecting 97,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the call options was $1,967.89. Put options protecting 122,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the put options was $967.86.
Capital Lease Obligations
As of June 30, 2013 and December 31, 2012, the Company had outstanding balances on capital leases of $6.7 million and $11.4 million, respectively.
Palmarejo Gold Production Royalty Obligation
The Company recognized accretion expense on the Palmarejo gold production royalty obligation of $4.1 million and $5.6 million for the three months ended June 30, 2013 and 2012, respectively. The Company recognized accretion expense of $8.2 million and $10.7 million, respectively for the six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, the remaining minimum obligation under the royalty agreement was $56.5 million and $61.9 million, respectively.
Capitalized Interest

The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended June 30, 2013 and 2012, the Company capitalized interest of $0.0 million and $0.6 million, respectively. For the six months ended June 30, 2013 and 2012, the Company capitalized interest of $0.4 million and $1.7 million, respectively.
Litigation and Other Events
For a discussion of litigation and other events, see Note 20 to the Company’s Condensed Consolidated Financial Statements, Litigation and Other Events.
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
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At June 30, 2013, the Company had outstanding provisionally priced sales of $29.5 million, consisting of 0.3 million ounces of silver and 15,589 ounces of gold, which had a fair value of $28.4 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $3,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $16,000. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,000.
Forward Foreign Exchange Contracts
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At June 30, 2013, the Company had MXN foreign exchange contracts of $32.7 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.65 MXN to each U.S. dollar over the next nine months. In addition, at June 30, 2013, the Company had outstanding call options requiring it to sell $6.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 15.50 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. Further, at June 30, 2013, the Company had outstanding put options allowing it to buy $6.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 12.50 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. The Company had a liability with a fair value of $1.4 million at June 30, 2013. The Company recorded mark-to-market losses on these contracts of $2.3 million and $1.5 million for the three and six months ended June 30, 2013, respectively. The Company recorded mark-to-market gains on these contracts of $0.1 million and $2.8 million for the three and six months ended June 30, 2012, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net in the consolidated statement of operations. A 10% weakening of the MXN would result in an increase in the fair value of $2.8 million.  The Company recorded realized gains of $0.2 million and

$0.8 million in production costs applicable to sales during the three and six months ended June 30, 2013, respectively. The Company recorded realized losses of $1.2 million and $1.9 million in the three and six months ended June 30, 2012, respectively, which have been recognized in production costs applicable to sales.

In connection with an arrangement agreement entered into with Orko Silver Corp., the Company entered into a foreign currency contract in the first quarter of 2013 to reduce the foreign exchange risk associated with forecasted Canadian dollars ("CAD"). Please see Note 8 - ACQUISITION OF ORKO SILVER CORPORATION/LA PRECIOSA MINERAL INTERESTS for additional information. This contract allowed the Company to exchange U.S. dollars for CAD at an exchange rate of 1.0 CAD to each U.S. dollar if the CAD exchange rate exceeded par. The contract expired unexercised in the second quarter. The Company recorded a mark-to-market gain on this contract of $1.6 million for the three months ended June 30, 2013, reversing the loss recognized in the first quarter. This mark-to-market adjustment is reflected in fair value adjustments, net in the consolidated statement of operations.
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2013, a total of 170,382 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2013 and December 31, 2012 was a liability of $52.3 million and $145.1 million, respectively. During the three months ended June 30, 2013 and 2012, the mark-to-market adjustments for this embedded derivative amounted to a gain of $69.2 million and a gain of $25.1 million, respectively. For the three months ended June 30, 2013 and 2012, the Company realized losses on the settlement of the liabilities of $8.1 million and realized gains of $12.7 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at June 30, 2013 would have increased by approximately $0.2 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at June 30, 2013 would have decreased by approximately $0.2 million.
Gold Hedges
On June 30, 2013 the Company had outstanding call options requiring it to deliver 87,000 ounces of gold at a weighted average strike price of $1,964.20 per ounce if the market price of gold exceeds the strike price. At June 30, 2013, the Company had outstanding put options allowing it to sell 97,000 ounces of gold at a weighted average strike price of $979.79 per ounce if the market price of gold were to fall below the strike price. The contracts expire by their terms over the next four years. As of June 30, 2013 the fair market value of these contracts was a net liability of $2.4 million.
Additional information about the Company’s derivative financial instruments may be found in Note 16 - DERIVATIVE FINANCIAL INSTRUMENTS.
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
(b) Changes in Internal Control over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
The information contained under Note 20 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.
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
The Company's results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond the Company's control. Substantial or extended declines in gold and silver prices would materially and adversely affect the Company's results of operations and cash flows.
Silver and gold are commodities, and their prices are volatile. During the last twelve months ended December 31, 2012, the price of silver ranged from a low of $26.39 per ounce to a high of $36.88 per ounce, and the price of gold ranged from a low of $1,540 per ounce to a high of $1,792 per ounce. During the first six months of 2013, the price of silver ranged from a low of $18.70 per ounce to a high of $32.31 per ounce, and the price of gold ranged from a low of $1,192 per ounce to a high of $1,693 per ounce. The closing market prices of silver and gold on August 7, 2013 were $19.58 per ounce and $1,283 per ounce, respectively.
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
Because the Company derives all of its revenues from sales of silver and gold, its results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A sustained period of declining gold and silver prices would materially and adversely affect the results of operations and cash flows. Additionally, if market prices for silver and gold decline or remain at relatively low levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may incur losses.
Operating costs at the Company's mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies the Company purchases could lead to higher costs, which would adversely affect results of operations and cash flows.
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
A significant and sustained decline in gold and silver prices could cause one or more of the Company's mining properties to become unprofitable, which could require it to record write-downs of long-lived assets that would adversely affect results of operations and financial condition.
Established accounting standards for impairment of the value of long-lived assets such as mining properties requires the Company to review the recoverability of the cost of its assets upon a triggering event by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset's carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. A significant and sustained decline in or sustained period of relatively low silver or gold prices, or the failure to control production and operating costs or realize the minable ore reserves at the Company's mining properties, could lead it to terminate or suspend mining operations at one or more of its properties and require a write-down of the carrying value of the assets. Any such actions would negatively affect results of operations and financial condition.
The Company may record other types of additional mining property charges in the future if it sells a property for a price less than its carrying value or has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any such additional write-downs of mining properties could adversely affect results of operations and financial condition.
The Company's use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark-to-market accounting adjustments and exposure to counterparty credit risk.
From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of its products and changes in the price of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other contracts. Any such use of forward or futures contracts can expose the Company to risk of an opportunity loss. The use of derivative contracts may also result in significant mark-to-market accounting adjustments, which may have a material adverse impact on reported financial results. The Company is exposed to credit risk with contract counter-parties, including, but not limited to, sales contracts and derivative contracts. In the event of non-performance in connection with a contract, the Company could be exposed to a loss of value for that contract.
Third parties may dispute the Company's unpatented mining claims, which could result in the discovery of defective titles and losses affecting its business.
The validity of mining claims is often uncertain and may be contested. Although the Company has attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice it does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of the Company's mining claims could result in litigation, insurance claims and potential losses affecting its business as a whole.
There may be challenges to the title of any of the claims comprising the Company's mines that, if successful, could impair development and operations. A defect could result in the Company losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates.
The Company's newly acquired silver-gold project, La Preciosa, is subject to significant development, operational and regulatory risks.
As a development phase project, La Preciosa is subject to numerous risks.  These risks include uncertainty as to the development of the La Preciosa project in accordance with current expectations or at all, and the ultimate extent, quality, grade and mineability of silver mineralization.  Further, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame.
The recently-completed PEA for the La Preciosa project does not have sufficient certainty to constitute a pre-feasibility study or a feasibility study.  The PEA includes mineralized material that is considered too speculative geologically to have economic considerations applied to it that would enable it to be categorized as proven and probable reserves.  We cannot assure that the results reflected in the PEA will be realized or that the Company will ever be in a position to identify proven and probable reserves at the La Preciosa project.  In particular, the PEA uses estimated capital costs and operating costs which are based on factors including tonnage and grades of metal expected to be mined and processed and expected recovery rates, none of which has been completed to a pre-feasibility study or a feasibility study level.  While the Company currently is commencing a feasibility study on the La Preciosa project, the ultimate identification of proven and probable reserves will depend on a number of factors, including the attributes of the deposit (including size, grade, geological formation and proximity to infrastructure), metal prices, government regulations (including regulations pertaining to taxes, royalties, land use, international trade and permitting) and environmental protections.  It is possible that proven and probable reserves will never be identified at the La Preciosa project, which would inhibit the Company's ability to develop the La Preciosa project into a commercial mining operation. In addition, following completion of the feasibility study, the Company may determine not to proceed with project construction. .
The Company plans to configure and design the La Preciosa project as a large-tonnage, open pit operation in an effort to maximize annual production and mine life.  However, the Company may be unable to obtain the permits required for this design scope, or the Company may be unable to complete the design in a manner that complies with environmental laws.  Further, geological or technological impediments to extraction and processing may render the engineering impracticable or uneconomic.
As a result of these and related risks, future estimates of or actual cash operating costs and economic returns of the La Preciosa project may materially differ from these estimated costs and returns for this project, and accordingly, the Company's financial condition, results of operations and cash flows may be negatively affected.

Item 4. Mine Safety Disclosures
Information concerning any mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act has been included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits

3.1	Certificate of Conversion of Coeur Mining, Inc., effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12B filed on May 16, 2013).

3.2
Certificate of Incorporation of Coeur Mining, Inc., effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B filed on May 16, 2013).

3.3	Bylaws of Coeur Mining, Inc., effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K12B filed on May 16, 2013).

4.1
Warrant Agreement dated as of April 16, 2013, by and among Coeur d'Alene Mines Corporation, Computershare Trust Company, N.A. and Computershare, Inc., as Warrant Agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 16, 2013).

4.2	Form of Common Stock Share Certificate of Coeur Mining, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K12B filed on May 16, 2013).

4.3	Form of Warrant Certificate of Coeur Mining, Inc. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K12B filed on May 16, 2013).

10.1	Offer letter dated February 4, 2013 from the Company to Peter Mitchell (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2013).

10.2	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2013).

14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed on May 16, 2013).

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

95.1	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coeur Mining, Inc.
(Registrant)

Dated	August 8, 2013	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	August 8, 2013	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 8, 2013	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)