Form 10-Q
period 2013-09-30
Coeur Mining, Inc.
filed 2013-11-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 001-08641
____________________________________________
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Michigan Ave., Suite 900 Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)
(312) 489-5800
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 100,530,862 shares were issued and outstanding as of November 5, 2013.

COEUR MINING, INC.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		September 30, 2013	December 31, 2012
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$211,434	$125,440
Investments	5	—	999
Receivables	6	74,417	62,438
Ore on leach pad		39,880	22,991
Metal and other inventory	7	123,537	170,670
Deferred tax assets	13	2,713	2,458
Restricted assets		2,015	396
Prepaid expenses and other		26,778	20,790
		480,774	406,182
NON-CURRENT ASSETS
Property, plant and equipment, net	9	649,591	684,002
Mining properties, net	10	2,365,999	1,991,809
Ore on leach pad		31,966	21,356
Restricted assets		24,914	24,970
Marketable securities	5	17,616	27,065
Receivables	6	37,191	48,767
Debt issuance costs, net		11,351	3,713
Deferred tax assets	13	1,104	955
Other		16,411	12,582
TOTAL ASSETS		$3,636,917	$3,221,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$63,610	$57,482
Accrued liabilities and other		9,589	10,002
Accrued income taxes	13	8,529	27,108
Accrued payroll and related benefits		19,295	21,306
Accrued interest payable		4,028	478
Debt and capital leases	11	3,868	55,983
Royalty obligations	4,16	49,069	65,104
Reclamation and mine closure	12	443	668
Deferred tax liabilities	13	121	121
		158,552	238,252
NON-CURRENT LIABILITIES
Debt and capital leases	11	306,372	3,460
Royalty obligations	4,16	90,892	141,879
Reclamation and mine closure	12	55,872	34,670
Deferred tax liabilities	13	709,910	577,488
Other long-term liabilities		23,371	27,372
		1,186,417	784,869
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 100,548,811 at September 30, 2013 and 90,342,338 at December 31, 2012		1,006	903
Additional paid-in capital		2,756,377	2,601,254
Accumulated deficit		(465,191)	(396,156)
Accumulated other comprehensive loss		(244)	(7,721)
		2,291,948	2,198,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$3,636,917	$3,221,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
	Notes	(In thousands, except share data)
Sales of metal		$200,825	$230,593	$577,147	$689,563
Production costs applicable to sales		(131,728)	(124,967)	(363,437)	(349,344)
Depreciation, depletion and amortization		(60,874)	(52,844)	(168,963)	(166,460)
Gross profit		8,223	52,782	44,747	173,759
COSTS AND EXPENSES
General and administrative		16,240	10,266	41,492	26,456
Exploration		3,305	6,957	16,920	19,829
Litigation settlement	17	—	—	32,046	—
Loss on impairment and other		—	1,293	205	6,106
Pre-development, care, maintenance and other		3,955	277	9,414	1,618
Total costs and expenses		23,500	18,793	100,077	54,009
OPERATING INCOME (LOSS)		(15,277)	33,989	(55,330)	119,750
OTHER INCOME AND EXPENSE
Fair value adjustments, net	4,16	(20,646)	(37,648)	63,905	(44,722)
Other than temporary impairment of marketable securities	5	(870)	(605)	(18,097)	(605)
Interest income and other, net		(1,791)	13,269	2,484	15,055
Interest expense, net of capitalized interest	11	(9,662)	(7,351)	(30,324)	(21,578)
Total other income and expense, net		(32,969)	(32,335)	17,968	(51,850)
Income (loss) before income taxes		(48,246)	1,654	(37,362)	67,900
Income tax provision	13	1,981	(17,475)	(31,673)	(56,773)
NET INCOME (LOSS)		$(46,265)	$(15,821)	$(69,035)	$11,127
INCOME (LOSS) PER SHARE	3
Basic		$(0.46)	$(0.18)	$(0.71)	$0.12
Diluted		$(0.46)	$(0.18)	$(0.71)	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
	Notes	(In thousands)
Net income (loss)		$(46,265)	$(15,821)	$(69,035)	$11,127
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	4,5	301	6,026	(10,756)	774
Reclassification adjustments for losses included in net income(A)	4,5	1,006	605	18,233	605
Other comprehensive income		1,307	6,631	7,477	1,379
COMPREHENSIVE INCOME (LOSS)		$(44,958)	$(9,190)	$(61,558)	$12,506
A. Reclassification adjustments for the three and nine months ended September 30, 2013 includes $0.9 million and $18.1 million, respectively, and for the three and nine months ended September 30, 2012 includes $0.6 million that have been reflected in other than temporary impairment of marketable securities in the condensed consolidated statements of operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2013
(Unaudited)

(In thousands)		Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	Notes	90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
Net income (loss)		—	—	—	(69,035)	—	(69,035)
Other comprehensive income (loss)		—	—	—	—	7,477	7,477
Common stock issued for the acquisition of Orko Silver Corp.	8	11,573	116	173,247	—	—	173,363
Warrants issued for the acquisition of Orko Silver Corp.	8	—	—	5,777	—	—	5,777
Common stock share buy back		(1,691)	(17)	(27,535)	—	—	(27,552)
Common stock issued/cancelled under long-term incentive plans and director fees and options, net	14	325	4	3,634	—		3,638
Balances at September 30, 2013		100,549	$1,006	$2,756,377	$(465,191)	$(244)	$2,291,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
	Notes	(In thousands)		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(46,265)	$(15,821)	$(69,035)	$11,127
Add (deduct) non-cash items
Depreciation, depletion and amortization		60,874	52,844	168,963	166,460
Accretion of discount on debt and other assets, net		509	585	2,040	1,683
Accretion of royalty obligation	12	2,889	4,276	10,698	14,348
Deferred income taxes	13	(1,869)	(4,944)	17,680	12,425
Fair value adjustments, net	4,16	20,308	35,270	(61,487)	39,288
Gain on foreign currency transactions		(511)	(1,577)	(828)	(1,208)
Litigation settlement	17	—	—	22,046	—
Share-based compensation	14	373	3,364	3,085	6,534
(Gain) Loss on sale of assets		(7)	108	(1,139)	372
Other than temporary impairment of marketable securities	5	870	605	18,097	605
Loss on impairment		—	1,243	205	6,016
Other non-cash charges		136	1,331	136	1,838
Changes in operating assets and liabilities:
Receivables and other current assets	6	(2,132)	(5,648)	6,515	1,717
Prepaid expenses and other		(14,306)	(2,481)	(13,894)	(564)
Inventories	7	11,592	(13,762)	22,582	(35,387)
Accounts payable and accrued liabilities		(5,657)	24,342	(22,588)	(15,313)
CASH PROVIDED BY OPERATING ACTIVITIES		26,804	79,735	103,076	209,941
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities		(2,689)	(4,093)	(8,022)	(11,959)
Proceeds from sales and maturities of short term investments		27	337	6,371	21,038
Capital expenditures	19	(32,726)	(29,972)	(72,754)	(93,857)
Acquisition of Orko Silver Corporation	8	—	—	(113,214)	—
Other		(48)	479	1,163	1,659
CASH USED IN INVESTING ACTIVITIES		(35,436)	(33,249)	(186,456)	(83,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	11	—	—	300,000	—
Payments on long-term debt, capital leases, and associated costs		(1,824)	(80,318)	(59,021)	(94,562)
Payments on gold production royalty		(12,619)	(17,458)	(43,548)	(58,119)
Reductions of restricted assets associated with the Kensington Term Facility		—	4,645	—	4,645
Share repurchases		(14,995)	(9,971)	(27,552)	(9,971)
Other		(27)	134	(505)	(912)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(29,465)	(102,968)	169,374	(158,919)
NET CHANGE IN CASH AND CASH EQUIVALENTS		(38,097)	(56,482)	85,994	(32,097)
Cash and cash equivalents at beginning of period		249,531	199,397	125,440	175,012
Cash and cash equivalents at end of period		$211,434	$142,915	$211,434	$142,915
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation: The Company’s unaudited interim condensed consolidated financial statements have been prepared under United States Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of Coeur Mining, Inc. and its consolidated subsidiaries (“Coeur” or the “Company”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results reported for the year ending December 31, 2013. The condensed consolidated December 31, 2012 balance sheet data was derived from the audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012.
Use of Estimates: The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. The most significant areas requiring the use of management’s estimates and assumptions relate to recoverable ounces from proven and probable reserves that are the basis of future cash flow estimates and units-of-production depreciation and amortization calculations; useful lives utilized for depreciation, depletion and amortization; estimates of future cash flows for long lived assets; estimates of recoverable gold and silver ounces in ore on leach pads; the amount and timing of reclamation and remediation costs; and valuation allowance for deferred tax assets.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recently Adopted Accounting Pronouncements:
On January 1, 2013, the Company adopted ASU 2011-11, "Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities." This ASU adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The adoption of ASU 2011-11 had no effect on the Company's financial position, results of operations or cash flows.
On January 1, 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The adoption of ASU 2013-02 had no effect on the Company's financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements:

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforwards, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The update is effective prospectively for the Company's fiscal year beginning January 1, 2014.
NOTE 3 – EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2013, 1,142,530 shares of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. For the three and nine months ended September 30, 2012, 772,368 and 640,660 shares, respectively, of common stock equivalents related to equity-based awards have not been included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 because there is no excess value upon conversion over the principal amount of the Notes.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2013	2012	2013	2012

Net income (loss) available to common stockholders	$(46,265)	$(15,821)	$(69,035)	$11,127
Weighted average shares
Basic	100,778	89,429	96,893	89,550
Effect of share based compensation plans	—	—	—	140
Diluted	100,778	89,429	96,893	89,690
Income (loss) per share
Basic	$(0.46)	$(0.18)	$(0.71)	$0.12
Diluted	$(0.46)	$(0.18)	$(0.71)	$0.12

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$17,616	$17,616	$—	$—
Gold and silver put options	160	—	160	—
	$17,776	$17,616	$160	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$61,996	$—	$61,996	$—
Rochester NSR royalty obligation	24,409	—	—	24,409
Other derivative instruments, net	2,069	—	2,069	—
	$88,474	$—	$64,065	$24,409

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short term investments	$999	$999	$—	$—
Marketable equity securities	27,065	27,065	—	—
Other derivative instruments, net	943	—	943	—
	$29,007	$28,064	$943	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$145,098	$—	$145,098	$—
Put and call options	9,299	—	9,299	—
	$154,397	$—	$154,397	$—
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
The Company’s gold put and call options, Palmarejo royalty obligation embedded derivative, and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The estimated fair value of the Rochester NSR royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plan is a significant input used in the estimated fair value of the Rochester NSR royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Rochester NSR royalty obligation as a Level 3 financial liability. Based on the current mine plan, an expected royalty duration of 4.68 years was used to estimate the fair value of the Rochester NSR royalty obligation as of September 30, 2013. The Company had no Level 3 financial assets and liabilities as of December 31, 2012.
Financial assets and liabilities that are not measured at fair value at September 30, 2013 and December 31, 2012 are set forth below (in thousands):

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,131	$5,131	$—	$—
7.875% Senior Notes due 2021	$304,314	$304,314	$—	$—
Palmarejo Gold Production Royalty Obligation	$70,795	$—	$70,795	$—

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$48,220	$48,220	$—	$—
Palmarejo Gold Production Royalty Obligation	$90,617	$—	$90,617	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 5 – INVESTMENTS
The Company invests in marketable equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income.
The Company’s investments in marketable securities as of September 30, 2013 and December 31, 2012 (in thousands):

	Investments in marketable securities
	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities at September 30, 2013	$17,860	$(987)	$743	$17,616

Marketable securities at December 31, 2012	$34,786	$(10,443)	$2,722	$27,065

In the three months ended September 30, 2013 and 2012, the Company recognized an unrealized gain of $0.3 million and $6.0 million, respectively, in other comprehensive income (loss). In the nine months ended September 30, 2013, and 2012, the Company recognized an unrealized loss of $10.8 million and an unrealized gain of $0.8 million, respectively. The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company's management team uses industry knowledge and expertise to evaluate each investment and determined that unrealized losses on certain investments are not other than temporary. In the three and nine months ended September 30, 2013 other than temporary impairment charges of $0.9 million and $18.1 million, respectively, were recorded.
The Company had $1.0 million of short-term investments at December 31, 2012. These investments were held with various banks and had maturity dates of less than one year. There were no short term investments at September 30, 2013.
NOTE 6 – RECEIVABLES
Receivables consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Receivables - current
Accounts receivable - trade	$16,295	$8,701
Refundable income tax	8,330	9,331
Refundable value added tax	46,242	40,020
Accounts receivable - other	3,550	4,386
	$74,417	$62,438
Receivables - non-current
Refundable value added tax	$37,191	$48,767

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. There were no allowances against receivable balances at September 30, 2013 or December 31, 2012.
NOTE 7 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Concentrate and doré inventory	$57,519	$91,130
Supplies	66,018	79,540
Metal and other inventory	$123,537	$170,670

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
Total consideration paid for the asset acquisition (in thousands):

Common shares issued (11,572,918 at $14.98)	$173,363
Cash	99,059
Warrants (1,588,768 valued at $3.64 per warrant)	5,777
Transaction advisory fees and other acquisition costs	17,642
Total purchase price	295,841
Current liabilities	2,616
Deferred income taxes	114,339
Total liabilities assumed	116,955
Total consideration	$412,796
Estimated fair value of the assets acquired (in thousands):

Cash	$3,487
Other current assets	635
Mineral interests	408,352
Other assets	322
Total assets acquired	$412,796

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$1,764	$2,152
Buildings and improvements	596,655	581,286
Machinery and equipment	390,069	360,199
Capitalized leases for machinery, equipment, buildings, and land	22,444	35,129
	1,010,932	978,766
Accumulated depreciation and amortization	(373,931)	(313,067)
	637,001	665,699
Construction in progress	12,590	18,303
	$649,591	$684,002

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 10 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	La Preciosa	Joaquin	Total
Mining properties	$170,789	$70,371	$345,447	$148,626	$—	$—	$—	$735,233
Accumulated depletion	(101,687)	(21,270)	(68,909)	(102,105)	—	—	—	(293,971)
	69,102	49,101	276,538	46,521	—	—	—	441,262
Mineral interests	1,660,580	26,643	—	—	44,033	408,352	93,429	2,233,037
Accumulated depletion	(282,339)	(8,398)	—	—	(17,563)	—	—	(308,300)
	1,378,241	18,245	—	—	26,470	408,352	93,429	1,924,737
Total mining properties	$1,447,343	$67,346	$276,538	$46,521	$26,470	$408,352	$93,429	$2,365,999

December 31, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	Joaquin	Total
Mining properties	$155,722	$70,322	$333,619	$114,973	$—	$—	$674,636
Accumulated depletion	(82,037)	(18,439)	(46,649)	(100,437)	—	—	(247,562)
	73,685	51,883	286,970	14,536	—	—	427,074
Mineral interests	1,658,389	26,642	—	—	44,033	93,429	1,822,493
Accumulated depletion	(235,795)	(7,338)	—	—	(14,625)	—	(257,758)
	1,422,594	19,304	—	—	29,408	93,429	1,564,735
Total mining properties	$1,496,279	$71,187	$286,970	$14,536	$29,408	$93,429	$1,991,809
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
Mineral Interests
Endeavor Mine: In May 2005, CDE Australia Pty Ltd ("CDE Australia"), a wholly-owned subsidiary of the Company, acquired the silver production and reserves, up to a maximum 17.7 million  payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. In March 2006, CDE Australia entered into an amended agreement under which it owns all silver production and reserves up to a total of 20.0 million payable ounces.
CDE Australia began realizing reductions in revenues in the fourth quarter of 2008 as a result of a silver price sharing provision that was part of the purchase agreement. CDE Australia has received approximately 4.7 million payable ounces to date and the current ore reserve contains approximately 4.0 million payable ounces based on current metallurgical recovery and current smelter contract terms.
La Preciosa Project: On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”), which holds the La Preciosa silver-gold project in Durango, Mexico.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Joaquin Project: The Joaquin project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in November 2007 and acquired 100% in December 2012. Since that time, the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, collectively referred to as the "Joaquin Project." The company continues to explore and develop the project.
NOTE 11 – DEBT AND CAPITAL LEASE OBLIGATIONS
The current and non-current portions of long-term debt and capital lease obligations as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$5,334	$48,081	$—
7.875% Senior Notes due 2021	—	300,000	—	—
Capital lease obligations	3,868	1,038	7,902	3,460
	$3,868	$306,372	$55,983	$3,460

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding 3.25% Convertible Senior Notes due 2028. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at September 30, 2013.
7.875% Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company commenced an exchange offer for the Notes on September 30, 2013 to exchange the Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Notes when they were issued. The exchange offer was consummated on November 5, 2013. As of September 30, 2013, the outstanding balance of the Notes was $300 million.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a new Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor among other items, by up to $50.0 million. There is a commitment fee on the unused portion of the line which varies between 0.5% and 0.75% depending on the prior quarter's consolidated total leverage ratio, as defined in the Credit Agreement. The unused line fee for the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million, respectively and was charged to interest expense.
As of September 30, 2013, no amounts were outstanding under the Revolving Credit Facility.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Interest Expense
Interest expense is made up of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
3.25% Convertible Senior Notes due 2028	$43	$395	$423	$1,186
7.875% Senior Notes due 2021	5,906	—	15,947	—
Revolving Credit Facility	176	85	434	85
Kensington Term Facility (terminated in 2012)	—	459	—	2,339
Capital lease obligations	89	219	355	827
Other debt obligations	18	351	287	583
Accretion of Palmarejo gold production royalty obligation	4,023	4,384	12,192	15,047
Amortization of debt issuance costs	540	1,331	1,604	1,838
Accretion of debt discount	—	639	576	1,879
Capitalized interest	(1,133)	(512)	(1,494)	(2,206)
Total interest expense, net of capitalized interest	$9,662	$7,351	$30,324	$21,578

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
Changes to the Company’s asset retirement obligations for active mining sites are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Asset retirement obligation - beginning	$35,578	$34,510	$34,456	$32,714
Accretion	777	714	2,277	2,180
Addition and changes in estimates	19,542	—	19,542	335
Settlements	(124)	(13)	(502)	(18)
Asset retirement obligation - ending	$55,773	$35,211	$55,773	$35,211
In addition, the Company has accrued $0.6 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in reclamation and mine closure liabilities. In the three months ended September 30, 2013, the Company increased its estimate of the reclamation obligations by $16.8 million at Rochester and $2.7 million at Kensington.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 13 – INCOME TAXES
The following table summarizes the components of the Company’s income tax provision for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

United States	$5,182	$(465)	$1,905	$(3,990)
Mexico	1,886	5,409	(17,585)	(10,341)
Bolivia	(4,598)	(23,106)	(13,482)	(41,684)
Other jurisdictions	(489)	687	(2,511)	(758)
Income tax provision from continuing operations	$1,981	$(17,475)	$(31,673)	$(56,773)
The income tax provision for the three and nine months ended September 30, 2013 varies from the statutory rate primarily because of differences in tax rates for the Company's foreign operations and changes in valuation allowances for net deferred tax assets, permanent differences and foreign exchange rate differences.
The Company has U.S. net operating loss carryforwards which expire in 2017 through 2031. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 14 – SHARE-BASED COMPENSATION PLANS
Compensation expense recognized in the Company’s consolidated financial statements for the three months ended September 30, 2013 and 2012 for share based compensation awards was $0.2 million and $3.4 million, respectively. Compensation expense recognized for the nine months ended September 30, 2013 and 2012 for share based compensation awards was $2.3 million and $6.1 million, respectively. Stock appreciation rights (SARs) outstanding under the plan are liability-based awards and are required to be re-measured at the end of each reporting period with corresponding adjustments to previously recognized and future stock-based compensation expense. At September 30, 2013, there was $7.4 million of total unrecognized compensation cost (net of estimated forfeitures) to be recognized over a weighted-average period of 1.7 years.

The following table summarizes the new grants issued during the nine months ended September 30, 2013:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 2, 2013	1,805	$25.20	—	$—	—	$—
January 22, 2013	47,994	$23.90	77,715	$14.77	95,991	$27.41
February 4, 2013	18,668	$22.63	17,692	$14.00	21,828	$25.96
April 1, 2013	157,142	$18.51	73,290	$11.39	28,662	$21.23
May 21, 2013	111,193	$13.66	—	$—	—	$—
July 1, 2013	69,774	$12.72	16,157	$7.93	20,451	$14.59
The following options and stock appreciation rights were exercised during the nine months ended September 30, 2013:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Options	926	$20.80	252,713	$33.07
Stock Appreciation Rights	3,846	$15.40	65,019	$14.21

The following shows the weighted average fair value of SARs outstanding at September 30, 2013:

SARs
Weighted average fair value	$3.09

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

NOTE 15 – DEFINED CONTRIBUTION AND 401(k) PLAN
Defined Contribution and 401(k) Plan
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. In addition, the Company provides a noncontributory defined contribution based on a percentage of eligible employee's salary. Total plan expenses recognized in the Company’s consolidated financial statements for the three months ended September 30, 2013 and 2012 were $1.1 million and $1.0 million, respectively. Total plan expenses recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2013 and 2012 were $3.2 million and $3.1 million, respectively.
NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2013, a total of 156,493 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. As such, the Company is required to recognize the change in fair value of the remaining minimum obligation due to the changing gold prices. Unrealized gains are recognized in periods when the forward gold price has decreased from the previous period and unrealized losses are recognized in periods when the forward gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 6.3% and 4.2% at September 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivative at September 30, 2013 and December 31, 2012, based on forward gold prices averaging approximately $1,337 and $1,694 per ounce, respectively, was a liability of $62.0 million and $145.1 million, respectively. During the three months ended September 30, 2013 and 2012, mark-to-market adjustments for this embedded derivative amounted to a loss of $9.6 million and $23.4 million, respectively. During the nine months ended September 30, 2013 and 2012, mark-to-market adjustments for this embedded derivative amounted to a gain of $83.1 million and a loss of $10.9 million, respectively.
Payments on the royalty obligation occur monthly resulting in a decrease to the carrying amount of the minimum obligation and the derivative liability and the recognition of realized gains or losses as a result of changing prices for gold. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce (which $400 floor is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the three months ended September 30, 2013 and 2012, realized losses on settlement of the liabilities were $5.6 million and $10.9 million, respectively. For the nine months ended September 30, 2013 and 2012, realized losses on settlement of the liabilities were $22.9 million and $35.0 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
Foreign Exchange Contracts and Hedges
The Company periodically enters into foreign exchange contracts and hedges to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At September 30, 2013, the Company had MXN foreign exchange contracts of $24.0 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.55 MXN to each U.S. dollar over the next six months. At December 31, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.11 MXN to each U.S. dollar and the Company had a liability with a fair value of $0.1 million at December 31, 2012. In addition, at September 30, 2013, the Company had outstanding call options requiring it to sell $24.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 15.06 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. Further, at September 30, 2013, the Company had outstanding put options allowing it to buy $24.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 12.50 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. The Company had a liability with a fair value of $1.3 million at September 30, 2013. The Company recorded a mark-to-market gain on these contracts of $0.1 million and a mark-to-market loss of $1.4 million for the three and nine months ended September 30, 2013, respectively. The Company recorded mark-to-market gains on these contracts of $0.6 million and $3.4 million for the three and nine months ended September 30, 2012, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net in the consolidated statement of operations. The Company recorded a realized loss of $0.1 million and a realized gain of $0.7 million in production costs

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

applicable to sales during the three and nine months ended September 30, 2013, respectively. The Company recorded realized gains of $0.4 million and realized losses of $1.5 million in the three and nine months ended September 30, 2012, respectively, which have been recognized in production costs applicable to sales.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2013, the Company had outstanding provisionally priced sales of $32.4 million, consisting of 0.1 million ounces of silver and 26,265 ounces of gold, which had a fair value of $31.7 million including the embedded derivative. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative.
Commodity Derivatives
At September 30, 2013, the Company had outstanding put options that expire December 31, 2013, allowing it to sell 1.3 million ounces of silver and 25,000 ounces of gold at a strike price of $17.00 per ounce and $1,200 per ounce, respectively, if the market price of silver and gold were to fall below the strike price. The fair market value of these contracts was a net asset of $0.2 million. During the three months ended September 30, 2013, the Company recorded unrealized losses on the contracts of $0.4 million.
At December 31, 2012, the Company had outstanding call options requiring it to deliver 97,000 ounces of gold at a weighted average strike price of $1,967.89 per ounce if the market price of gold exceeds the strike price. At December 31, 2012, the Company had outstanding put options allowing it to sell 122,000 ounces of gold at a weighted average strike price of $967.86 per ounce if the market price of gold were to fall below the strike price. The fair market value of these contracts at December 31, 2012 was a net liability of $9.3 million. During the nine months ended September 30, 2013, 25,000 ounces of gold put options expired at a weighted average strike price of $921.60 per ounce and 12,500 ounces of gold call options expired at a weighted average strike price of $2,000, resulting in a realized loss of $1.1 million. During the three months ended September 30, 2013 and 2012, the Company settled the remaining 97,000 ounces of gold put options and 84,500 ounces of gold call options for a net realized gain of $0.4 million. During the three months ended September 30, 2013 and 2012, the Company recorded unrealized losses of $2.4 million and $3.6 million, respectively, related to the outstanding options. During the nine months ended September 30, 2013 and 2012, the Company recorded unrealized gains of $9.3 million and $1.4 million, respectively, related to the outstanding options. The realized and unrealized gains and losses are included in fair value adjustments, net in the consolidated statement of operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

As of September 30, 2013, the Company had the following derivative instruments that settle in each of the years indicated in the table (in thousands except average prices, ounces and notional data):

	2013	2014	2015	Thereafter
Palmarejo gold production royalty	$8,633	$24,895	$24,691	$19,236
Average gold price in excess of minimum contractual deduction	$502	$498	$494	$490
Notional ounces	17,201	50,004	50,004	39,285
Mexican peso forward purchase contracts	$12,000	$12,000	$—	$—
Average rate (MXP/$)	$12.90	$12.20	$—	$—
Mexican peso notional amount	154,816	146,460	—	—
Mexican peso put options purchased	$—	$24,000	$—	$—
Average strike price (MXP/$)	$—	$12.50	$—	$—
Mexico peso notional amount	—	300,000	—	—
Mexican peso call options sold	$—	$24,000	$—	$—
Average strike price (MXP/$)	$—	$15.06	$—	$—
Mexico peso notional amount	—	361,500	—	—
Silver concentrate sales agreements	$2,326	$—	$—	$—
Average silver price	$22.82	$—	$—	$—
Notional ounces	101,908	—	—	—
Gold concentrate sales agreements	$30,123	$—	$—	$—
Average gold price	$1,147	$—	$—	$—
Notional ounces	26,265	—	—	—
Gold put options purchased	$382	$—	$—	$—
Average gold strike price	$1,200	$—	$—	$—
Notional ounces	25,000	—	—	—
Silver put options purchased	$186	$—	$—	$—
Average silver strike price	$17.00	$—	$—	$—
Notional ounces	1,250,000	—	—	—

The following summarizes the classification of the fair value of the derivative instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts Peso	$9	$1,355	$—	$—
Palmarejo gold production royalty	—	—	22,590	39,406
Gold and silver put options	160	—	—	—
Concentrate sales contracts	42	766	—	—
	$211	$2,121	$22,590	$39,406

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

	December 31, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts Peso	$376	$300	$—	$—	$—
Palmarejo gold production royalty	—	—	—	41,146	103,952
Put and call options, net	—	2,025	7,274	—	—
Concentrate sales contracts	1,030	163	—	—	—
	$1,406	$2,488	$7,274	$41,146	$103,952
The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2013	2012	2013	2012
Sales of metal	Concentrate sales contracts	$718	$1,591	$(2,037)	$2,050
Production costs applicable to sales	Forward foreign exchange contracts	(99)	394	732	(1,540)
Fair value adjustments, net	Foreign exchange contracts MXN Peso	100	621	(1,422)	3,394
Fair value adjustments, net	Silver ounces receivable	—	280	—	302
Fair value adjustments, net	Palmarejo gold royalty	(15,279)	(34,266)	60,216	(45,771)
Fair value adjustments, net	Put and call options	(3,104)	(4,283)	7,474	(2,647)
		$(17,664)	$(35,663)	$64,963	$(44,212)

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
The Van Stone Mine in Stevens County, Washington consists of several parcels and was mined from 1926 until 1993. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan Mining Corporation that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan Mining Corporation has received any further notices from the Washington

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan Mining Corporation, seeking contribution for the $3.5 million settlement. Callahan Mining Corporation filed a response and defense to the lawsuit on December 11, 2012 and does not believe it has any liability to Asarco. The Court has set a trial date for September 22, 2014. On January 23, 2013, the Court entered an Order dismissing one of the five named defendants from the lawsuit as a result of the parties reaching a settlement.
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
Appeal of Plan of Operations Amendment at Rochester in Nevada
The Rochester property is the subject of an administrative appeal filed by Great Basin Resource Watch (“GBRW”) with the Interior Board of Land Appeals (“IBLA”). This appeal challenges the decision of the U.S. Bureau of Land Management (“BLM”) to approve a plan of operations amendment permitting resumed mining in the existing mine pit and construction of a new heap leach pad.  GBRW asserts that the National Environmental Policy Act (“NEPA”) required an Environmental Impact Statement for the plan of operations amendment, as opposed to the Environmental Assessment (“EA”) that was prepared.  GBRW further alleges that BLM violated the Federal Land Policy & Management Act (“FLPMA”) by failing to avoid unnecessary and undue degradation of public lands.  Because GBRW did not seek a stay of BLM's decision, operations are proceeding as approved. Coeur was granted intervenor status in the appeal and is actively participating in its resolution.  The BLM and Coeur assert that the EA complies with NEPA and that BLM complied with FLPMA by, among other things, requiring mitigation of any possible future effects on water quality.  BLM filed a Supplemental Briefing on March 1, 2012 regarding additional analysis conducted by the BLM further supporting and strengthening BLM and Coeur's positions that the EA complies with NEPA. The Company cannot predict whether this will result in further briefing with the IBLA, when the IBLA will rule on the appeal or what impact, if any, an adverse ruling may have on Rochester's operations.
Settlement of Unpatented Mining Claims Dispute at Rochester in Nevada and 3.4% NSR Royalty
In 2011, Coeur Rochester, Inc. (“Coeur Rochester”) filed a lawsuit against Rye Patch Gold Corp and Rye Patch Gold US, Inc. seeking a declaratory judgment as to Coeur Rochester’s ownership of unpatented mining claims surrounding the Coeur Rochester operation.  Rye Patch Gold US, Inc. filed a similar action asserting its interest in the claims.  The dispute stemmed from competing asserted interests in the mining claims following Coeur Rochester’s inadvertent failure to pay annual mining claim maintenance fees.  In the second quarter of 2013, Coeur Rochester settled all claims associated with the dispute and, in connection therewith, agreed to make a one-time $10.0 million cash payment and granted a 3.4% net smelter returns royalty to Rye Patch on production and sales from the Rochester mine, commencing in January 2014, up to 39.4 million silver equivalent ounces.  The above settlement resulted in a $32.0 million charge in the second quarter of 2013. Payments on the royalty obligation will occur

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

quarterly reducing the carrying amount of the royalty liability and changes in silver and gold prices will result in the recognition of mark-to-market gains or losses in Fair value adjustments, net in the consolidated statement of operations.
Mexican Import Tax
During the third quarter of 2013, the Company was notified by Mexican tax authorities of potential penalties arising from an alleged misuse of its import license in Mexico relating to imports of goods in 2008, 2009 and 2011.  The Company has a validly-issued Mexican import license, and routinely contracts with third party importers in its ordinary course operating activities.  The Mexican authorities claimed that the valid legal formation and existence of one such importer could not be confirmed. Accordingly, the authorities considered the certificates of origin on goods imported by that importer to be invalid, and determined that the origin of those imported goods could not be conclusively established, which resulted in the denial of preferential tariff treatment for all items imported by that third party importer on behalf of the Company and potential interest and penalties payable by the Company in connection therewith. The Company is currently negotiating with Mexican tax authorities to resolve the matter. During the three months ended September 30, 2013, the Company accrued $1.8 million for the potential settlement of these claims.
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
Rochester Production Royalty
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5%. Royalty expense was zero and $0.8 million, respectively for the three months ended September 30, 2013 and 2012, respectively. Royalty expense was $1.0 million and $2.0 million, respectively for the nine months ended September 30, 2013 and 2012, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. As of September 30, 2013, a total of 156,493 ounces of gold remain outstanding under the minimum royalty obligation.

NOTE 18 – SIGNIFICANT CUSTOMERS
The Company markets its refined doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association and sound financial institutions. The refined metals are ultimately sold to end users for use in electronic circuitry, jewelry, silverware, pharmaceutical products, and the technology industry. The Company currently has eight trading counterparties (International Commodities, Mitsui, Mitsubishi, Standard Bank, Valcambi, TD Bank Group, Johnson Matthey, and Auramet) and the sales of metals to these companies amounted to approximately 83% and 92% of total metal sales for the nine months ended September 30, 2013 and 2012, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third parties (Nyrstar, Aurubis, Sumitomo, and China National Gold) amounted to approximately 17% and 8% of total metal sales for the nine months ended September 30, 2013, and 2012, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

The following table indicates customers that represent 10% or more of total sales of metal for the three months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,
Customer	2013	2012	Segments reporting sales of metal
International Commodities	$41.5	$10.8	Palmarejo, Rochester
Mitsui	$29.4	$14.2	Palmarejo, Rochester
TD Bank Group	$28.9	$19.4	Palmarejo, Rochester
Auramet	$28.5	$32.0	Rochester, Kensington
Valcambi	$22.5	$112.7	Palmarejo, San Bartolomé
China National Gold	$21.3	$9.6	Kensington
The following table indicates customers that represent 10% or more of total sales of metal for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended September 30,
Customer	2013	2012	Segments reporting sales of metal
Auramet	$97.4	$65.5	Palmarejo, San Bartolomé, Kensington
International Commodities	$82.0	$34.7	Palmarejo, San Bartolomé, Rochester
TD Bank Group	$78.1	$44.6	Palmarejo, Rochester
Valcambi	$61.9	$368.9	Palmarejo, San Bartolomé
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
The Kensington mine sells a gold concentrate, typically under long-term contracts to smelters in China and Japan. Refined gold and silver produced by the Rochester, Palmarejo, and San Bartolomé mines are principally sold on a spot basis to precious metals trading banks such as International Commodities, Mitsui, Mitsubishi, Standard Bank, TD Bank Group, Valcambi and Auramet. Concentrates produced at the Endeavor mine are sold to Nyrstar (formerly Zinifex), an Australian smelter. The Company’s exploration programs, other than the La Preciosa project, are reported in its other segment. The other segment also includes the corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance and allocates resources based on profit or loss before interest, income taxes, depreciation and amortization, unusual and infrequent items and extraordinary items.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	La Preciosa	Other	Total
Sales of metals	$104,524	$28,819	$38,927	$24,259	$—	$4,296	$—	$—	$200,825
Production costs applicable to sales	(66,839)	(17,673)	(27,484)	(17,861)	—	(1,871)	—	—	(131,728)
Depreciation and depletion	(33,654)	(4,909)	(18,190)	(2,860)	(108)	(894)	(11)	(248)	(60,874)
Gross profit	4,031	6,237	(6,747)	3,538	(108)	1,531	(11)	(248)	8,223
Exploration expense	860	(3)	1,496	624	282	—	(671)	717	3,305
Other operating expenses	—	1,969	(6)	173	738	—	1,888	15,433	20,195
OPERATING INCOME / LOSS	3,171	4,271	(8,237)	2,741	(1,128)	1,531	(1,228)	(16,398)	(15,277)
Interest and other income, net	(2,281)	582	—	60	(595)	—	19	(446)	(2,661)
Interest expense, net	(2,925)	(12)	(51)	(5)	—	—	—	(6,669)	(9,662)
Fair value adjustments, net	(15,260)	—	(2,952)	(2,363)	—	—	—	(71)	(20,646)
Income tax expense	1,564	(4,648)	—	—	5	—	—	5,060	1,981
Net income (loss)	$(15,731)	$193	$(11,240)	$433	$(1,718)	$1,531	$(1,209)	$(18,524)	$(46,265)
Segment assets (A)	$1,825,599	$289,274	$481,613	$161,993	$6,146	$27,938	$410,085	$109,520	$3,312,168
Capital expenditures (B)	$10,290	$4,166	$4,934	$12,267	$—	$—	$358	$711	$32,726

Three months ended September 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	La Preciosa	Other	Total
Sales of metals	$102,642	$46,192	$36,450	$36,244	$4,933	$4,132	$—	$—	$230,593
Production costs applicable to sales	(48,672)	(19,937)	(26,881)	(21,014)	(6,481)	(1,982)	—	—	(124,967)
Depreciation and depletion	(34,007)	(4,163)	(11,512)	(2,061)	(32)	(898)	—	(171)	(52,844)
Gross profit	19,963	22,092	(1,943)	13,169	(1,580)	1,252	—	(171)	52,782
Exploration expense	2,288	50	1,476	1,158	1,217	—	—	768	6,957
Loss on impairment	—	—	—	—	1,293	—	—	—	1,293
Other operating expenses	—	50	39	1,109	133	—	—	9,212	10,543
OPERATING INCOME / LOSS	17,675	21,992	(3,458)	10,902	(4,223)	1,252	—	(10,151)	33,989
Interest and other income, net	4,914	8,353	—	59	(342)	—	—	(320)	12,664
Interest expense	(4,401)	(11)	(1,834)	(6)	(2)	—	—	(1,097)	(7,351)
Fair value adjustments, net	(34,266)	—	(4,283)	—	—	—	—	901	(37,648)
Income tax benefit (expense)	5,495	(23,106)	—	—	1,233	(202)	—	(895)	(17,475)
Net income (loss)	$(10,583)	$7,228	$(9,575)	$10,955	$(3,334)	$1,050	$—	$(11,562)	$(15,821)
Segment assets (A)	$1,926,695	$299,041	$520,619	$104,066	$11,339	$32,619	$—	$18,613	$2,912,992
Capital expenditures (B)	$11,321	$4,406	$9,034	$4,777	$6	$—	$—	$428	$29,972

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	La Preciosa	Other	Total
Sales of metals	$248,167	$111,196	$109,053	$98,636	$(662)	$10,757	$—	$—	$577,147
Production costs applicable to sales	(148,776)	(66,165)	(81,203)	(62,418)	—	(4,874)	—	(1)	(363,437)
Depreciation and depletion	(98,161)	(14,606)	(44,837)	(7,365)	(338)	(2,938)	(12)	(706)	(168,963)
Gross profit	1,230	30,425	(16,987)	28,853	(1,000)	2,945	(12)	(707)	44,747
Exploration expense	6,029	76	2,732	1,621	4,460	—	19	1,983	16,920
Loss on impairment	—	—	—	—	205	—	—	—	205
Other operating expenses	—	5,691	204	34,494	2,643	—	1,888	38,032	82,952
OPERATING INCOME / LOSS	(4,799)	24,658	(19,923)	(7,262)	(8,308)	2,945	(1,919)	(40,722)	(55,330)
Interest and other income, net	(768)	1,871	281	117	166	—	8	(17,288)	(15,613)
Interest expense, net	(10,853)	(59)	(405)	(16)	—	—	—	(18,991)	(30,324)
Fair value adjustments, net	60,234	—	7,626	(2,363)	—	—	—	(1,592)	63,905
Income tax expense	(17,383)	(13,482)	(1)	—	(38)	—	—	(769)	(31,673)
Net income (loss)	$26,431	$12,988	$(12,422)	$(9,524)	$(8,180)	$2,945	$(1,911)	$(79,362)	$(69,035)
Segment assets (A)	$1,825,599	$289,274	$481,613	$161,993	$6,146	$27,938	$410,085	$109,520	$3,312,168
Capital expenditures (B)	$24,770	$7,782	$15,670	$22,161	$10	$—	$1,093	$1,268	$72,754

Nine months ended September 30, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Endeavor Mine	La Preciosa	Other	Total
Sales of metals	$362,729	$140,951	$67,950	$89,156	$12,700	$16,077	$—	$—	$689,563
Production costs applicable to sales	(157,070)	(56,317)	(60,078)	(51,331)	(17,276)	(7,272)	—	—	(349,344)
Depreciation and depletion	(114,525)	(12,452)	(27,836)	(5,763)	(1,332)	(4,134)	—	(418)	(166,460)
Gross profit	91,134	72,182	(19,964)	32,062	(5,908)	4,671	—	(418)	173,759
Exploration expense	5,232	51	1,971	3,003	7,391	—	—	2,181	19,829
Loss on impairment	—	—	—	—	6,106	—	—	—	6,106
Other operating expenses	—	80	75	3,142	411	—	—	24,366	28,074
OPERATING INCOME / LOSS	85,902	72,051	(22,010)	25,917	(19,816)	4,671	—	(26,965)	119,750
Interest and other income, net	4,774	9,079	1	347	(912)	—	—	1,161	14,450
Interest expense, net	(14,883)	(47)	(3,627)	(21)	(3)	—	—	(2,997)	(21,578)
Fair value adjustments, net	(45,771)	—	(2,647)	—	—	—	—	3,696	(44,722)
Income tax expense	(10,015)	(41,684)	—	—	993	(202)	—	(5,865)	(56,773)
Net income (loss)	$20,007	$39,399	$(28,283)	$26,243	$(19,738)	$4,469	$—	$(30,970)	$11,127
Segment assets (A)	$1,926,695	$299,041	$520,619	$104,066	$11,339	$32,619	$—	$18,613	$2,912,992
Capital expenditures (B)	$29,665	$22,413	$29,235	$10,362	$1,194	$—	$—	$988	$93,857

(A) Segment assets consist of receivables, prepaids, inventories, property, plant, and equipment, and mining properties
(B) Capital expenditures are presented on a cash basis

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2013	December 31, 2012
Assets
Total assets for reportable segments	$3,312,168	$2,974,056
Cash and cash equivalents	211,434	125,440
Short term investments	—	999
Other assets	113,315	120,906
Total consolidated assets	$3,636,917	$3,221,401
Geographic Information

	September 30, 2013	December 31, 2012
Long Lived Assets:
United States	$525,573	$514,687
Australia	26,469	29,408
Argentina	94,844	95,134
Bolivia	235,059	240,905
Mexico	2,133,645	1,795,677
Total	$3,015,590	$2,675,811

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$63,186	$72,694	$207,689	$157,106
Mexico	104,524	102,642	248,167	362,729
Bolivia	28,819	46,192	111,196	140,951
Australia	4,296	4,132	10,757	16,077
Argentina	—	4,933	(662)	12,700
Total	$200,825	$230,593	$577,147	$689,563

NOTE 20 – SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc. and Coeur South America Corp. (collectively, the “Subsidiary Guarantors”) of the $300 million aggregate principal amount of 7.875% senior notes issued by Coeur on January 29, 2013. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur, the guarantees are full and unconditional and no other subsidiary of Coeur guaranteed any security issued under the Registration Statement. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,811	$399	$79,224	$—	$211,434
Investments	—	—	—	—	—
Receivables	353	16,517	57,547	—	74,417
Ore on leach pad	—	39,880	—	—	39,880
Metal and other inventory	—	31,511	92,026	—	123,537
Deferred tax assets	—	—	2,713	—	2,713
Restricted assets	—	—	2,015	—	2,015
Prepaid expenses and other	6,682	6,036	14,060	—	26,778
	138,846	94,343	247,585	—	480,774
NON-CURRENT ASSETS
Property, plant and equipment, net	6,085	195,966	447,540	—	649,591
Mining properties, net	—	323,060	2,042,939	—	2,365,999
Ore on leach pad	—	31,966	—	—	31,966
Restricted assets	18,695	60	6,159	—	24,914
Marketable securities	17,616	—	—	—	17,616
Receivables	—	—	37,191	—	37,191
Debt issuance costs, net	11,351	—	—	—	11,351
Deferred tax assets	955	—	149	—	1,104
Net investment in subsidiaries	1,852,147	—	1,578,799	(3,430,946)	—
Other	53,194	12,232	320,407	(369,422)	16,411
TOTAL ASSETS	$2,098,889	$657,627	$4,680,769	$(3,800,368)	$3,636,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,287	$18,755	$39,568	$—	$63,610
Accrued liabilities and other	2,335	864	6,390	—	9,589
Accrued income taxes	34	—	8,495	—	8,529
Accrued payroll and related benefits	4,934	6,465	7,896	—	19,295
Accrued interest payable	4,012	4	1,050	(1,038)	4,028
Debt and capital leases	—	1,784	306,734	(304,650)	3,868
Royalty obligations	—	2,428	46,641	—	49,069
Reclamation and mine closure	—	—	947	(504)	443
Deferred tax liabilities	—	—	121	—	121
	16,602	30,300	417,842	(306,192)	158,552
NON-CURRENT LIABILITIES
Debt and capital leases	305,334	283	64,487	(63,732)	306,372
Royalty obligations	—	21,981	68,911	—	90,892
Reclamation and mine closure	—	43,993	11,375	504	55,872
Deferred tax liabilities	113,130	—	596,780	—	709,910
Other long-term liabilities	2,299	329	20,743	—	23,371
Intercompany payable (receivable)	(630,424)	412,112	218,312	—	—
	(209,661)	478,698	980,608	(63,228)	1,186,417
STOCKHOLDERS’ EQUITY
Common stock	1,006	350	122,826	(123,176)	1,006
Additional paid-in capital	2,756,377	107,734	3,235,571	(3,343,305)	2,756,377
Accumulated deficit	(465,191)	40,545	(76,078)	35,533	(465,191)
Accumulated other comprehensive loss	(244)	—	—	—	(244)
	2,291,948	148,629	3,282,319	(3,430,948)	2,291,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,098,889	$657,627	$4,680,769	$(3,800,368)	$3,636,917

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$86,788	$400	$38,252	$—	$125,440
Investments	999	—	—	—	999
Receivables	8,520	7,643	46,275	—	62,438
Ore on leach pad	—	22,991	—	—	22,991
Metal and other inventory	—	45,906	124,764	—	170,670
Deferred tax assets	—	—	2,458	—	2,458
Restricted assets	—	—	396	—	396
Prepaid expenses and other	3,395	5,947	11,448	—	20,790
	99,702	82,887	223,593	—	406,182
NON-CURRENT ASSETS
Property, plant and equipment, net	4,183	208,857	470,962	—	684,002
Mining properties, net	—	301,506	1,690,303	—	1,991,809
Ore on leach pad	—	21,356	—	—	21,356
Restricted assets	18,922	60	5,988	—	24,970
Marketable securities	27,065	—	—	—	27,065
Receivables	—	—	48,767	—	48,767
Debt issuance costs, net	3,713	—	—	—	3,713
Deferred tax assets	955	—	—	—	955
Net investment in subsidiaries	1,553,434	—	1,285,862	(2,839,296)	—
Other	39,120	12,360	318,330	(357,228)	12,582
TOTAL ASSETS	$1,747,094	$627,026	$4,043,805	$(3,196,524)	$3,221,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,954	$17,211	$37,317	$—	$57,482
Accrued liabilities and other	1,418	4,014	4,570	—	10,002
Accrued income taxes	257	—	26,851	—	27,108
Accrued payroll and related benefits	7,477	8,158	5,671	—	21,306
Accrued interest payable	463	5	1,002	(992)	478
Debt and capital leases	48,081	3,013	309,539	(304,650)	55,983
Royalty obligations	—	—	65,104	—	65,104
Reclamation and mine closure	—	—	1,445	(777)	668
Deferred tax liabilities	—	—	121	—	121
	60,650	32,401	451,620	(306,419)	238,252
NON-CURRENT LIABILITIES
Debt and capital leases	—	1,675	53,367	(51,582)	3,460
Royalty obligations	—	—	141,879	—	141,879
Reclamation and mine closure	—	23,149	10,744	777	34,670
Deferred tax liabilities	115,425	—	462,063	—	577,488
Other long-term liabilities	955	8,086	18,331	—	27,372
Intercompany payable (receivable)	(628,216)	390,480	237,736	—	—
	(511,836)	423,390	924,120	(50,805)	784,869
STOCKHOLDERS’ EQUITY
Common stock	903	350	22,760	(23,110)	903
Additional paid-in capital	2,601,254	107,734	2,748,173	(2,855,907)	2,601,254
Accumulated deficit	(396,156)	63,151	(102,868)	39,717	(396,156)
Accumulated other comprehensive loss	(7,721)	—	—	—	(7,721)
	2,198,280	171,235	2,668,065	(2,839,300)	2,198,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,747,094	$627,026	$4,043,805	$(3,196,524)	$3,221,401

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$63,187	$137,638	$—	$200,825
Production costs applicable to sales	—	(45,346)	(86,382)	—	(131,728)
Depreciation, depletion and amortization	(244)	(21,054)	(39,576)	—	(60,874)
Gross profit	(244)	(3,213)	11,680	—	8,223
COSTS AND EXPENSES
General and administrative	15,622	(143)	761	—	16,240
Exploration	506	2,305	494	—	3,305
Litigation settlement	—	—	—	—	—
Loss on impairment and other	—	—	—	—	—
Pre-development, care, maintenance and other	—	159	3,796	—	3,955
Total costs and expenses	16,128	2,321	5,051	—	23,500
OPERATING INCOME (LOSS)	(16,372)	(5,534)	6,629	—	(15,277)
OTHER INCOME AND EXPENSE
Fair value adjustments, net	(71)	(5,315)	(15,260)	—	(20,646)
Other than temporary impairment of marketable securities	(870)	—	—	—	(870)
Interest income and other, net	784	87	(1,912)	(750)	(1,791)
Interest expense, net of capitalized interest	(6,665)	(56)	(3,691)	750	(9,662)
Total other income and expense, net	(6,822)	(5,284)	(20,863)	—	(32,969)
Income (loss) before income taxes	(23,194)	(10,818)	(14,234)	—	(48,246)
Income tax provision	5,613	(152)	(3,480)	—	1,981
Total income (loss) after taxes	(17,581)	(10,970)	(17,714)	—	(46,265)
Equity income (loss) in consolidated subsidiaries	(28,684)	—	—	28,684	—
NET INCOME (LOSS)	$(46,265)	$(10,970)	$(17,714)	$28,684	$(46,265)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(46,265)	$(10,970)	$(17,714)	$28,684	$(46,265)
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	301	—	—	—	$301
Reclassification adjustments for losses included in net income(A)	1,006	—	—	—	$1,006
Other comprehensive income	1,307	—	—	—	1,307
COMPREHENSIVE INCOME (LOSS)	$(44,958)	$(10,970)	$(17,714)	$28,684	$(44,958)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$72,695	$157,898	$—	$230,593
Production costs applicable to sales	—	(47,896)	(77,071)	—	(124,967)
Depreciation, depletion and amortization	(134)	(13,609)	(39,101)	—	(52,844)
Gross profit	(134)	11,190	41,726	—	52,782
COSTS AND EXPENSES
General and administrative	9,097	871	298	—	10,266
Exploration	462	2,940	3,555	—	6,957
Loss on impairment and other	—	—	1,293	—	1,293
Pre-development, care, maintenance and other	—	277	—	—	277
Total costs and expenses	9,559	4,088	5,146	—	18,793
OPERATING INCOME (LOSS)	(9,693)	7,102	36,580	—	33,989
OTHER INCOME AND EXPENSE
Fair value adjustments, net	901	(4,283)	(34,266)	—	(37,648)
Other than temporary impairment of marketable securities	(605)	—	—	—	(605)
Interest income and other, net	1,133	86	13,018	(968)	13,269
Interest expense, net of capitalized interest	(1,097)	(1,840)	(5,382)	968	(7,351)
Total other income and expense, net	332	(6,037)	(26,630)	—	(32,335)
Income (loss) before income taxes	(9,361)	1,065	9,950	—	1,654
Income tax provision	(465)	—	(17,010)	—	(17,475)
Total income (loss) after taxes	(9,826)	1,065	(7,060)	—	(15,821)
Equity income (loss) in consolidated subsidiaries	(5,995)	—	—	5,995	—
NET INCOME (LOSS)	$(15,821)	$1,065	$(7,060)	$5,995	$(15,821)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(15,821)	$1,065	$(7,060)	$5,995	$(15,821)
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	6,026	—	—	—	6,026
Reclassification adjustments for losses included in net income(A)	605	—	—	—	605
Other comprehensive income	6,631	—	—	—	6,631
COMPREHENSIVE INCOME (LOSS)	$(9,190)	$1,065	$(7,060)	$5,995	$(9,190)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$207,689	$369,458	$—	$577,147
Production costs applicable to sales	—	(143,620)	(219,817)	—	(363,437)
Depreciation, depletion and amortization	(694)	(52,213)	(116,056)	—	(168,963)
Gross profit	(694)	11,856	33,585	—	44,747
COSTS AND EXPENSES
General and administrative	37,975	1,400	2,117	—	41,492
Exploration	1,169	5,167	10,584	—	16,920
Litigation settlement	—	32,046	—	—	32,046
Loss on impairment and other	—	—	205	—	205
Pre-development, care, maintenance and other	—	857	8,557	—	9,414
Total costs and expenses	39,144	39,470	21,463	—	100,077
OPERATING INCOME (LOSS)	(39,838)	(27,614)	12,122	—	(55,330)
OTHER INCOME AND EXPENSE
Fair value adjustments, net	(1,593)	5,263	60,235	—	63,905
Other than temporary impairment of marketable securities	(18,097)	—	—	—	(18,097)
Interest income and other, net	2,991	562	1,404	(2,473)	2,484
Interest expense, net of capitalized interest	(18,984)	(421)	(13,392)	2,473	(30,324)
Total other income and expense, net	(35,683)	5,404	48,247	—	17,968
Income (loss) before income taxes	(75,521)	(22,210)	60,369	—	(37,362)
Income tax provision	2,303	(397)	(33,579)	—	(31,673)
Total income (loss) after taxes	(73,218)	(22,607)	26,790	—	(69,035)
Equity income (loss) in consolidated subsidiaries	4,183	—	—	(4,183)	—
NET INCOME (LOSS)	$(69,035)	$(22,607)	$26,790	$(4,183)	$(69,035)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(69,035)	$(22,607)	$26,790	$(4,183)	$(69,035)
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	(10,756)	—	—	—	(10,756)
Reclassification adjustments for losses included in net income(A)	18,233	—	—	—	18,233
Other comprehensive income	7,477	—	—	—	7,477
COMPREHENSIVE INCOME (LOSS)	$(61,558)	$(22,607)	$26,790	$(4,183)	$(61,558)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$157,106	$532,457	$—	$689,563
Production costs applicable to sales	—	(111,409)	(237,935)	—	(349,344)
Depreciation, depletion and amortization	(382)	(33,635)	(132,443)	—	(166,460)
Gross profit	(382)	12,062	162,079	—	173,759
COSTS AND EXPENSES
General and administrative	24,133	1,637	686	—	26,456
Exploration	1,279	5,880	12,670	—	19,829
Loss on impairment and other	—	—	6,106	—	6,106
Pre-development, care, maintenance and other	—	1,580	38	—	1,618
Total costs and expenses	25,412	9,097	19,500	—	54,009
OPERATING INCOME (LOSS)	(25,794)	2,965	142,579	—	119,750
OTHER INCOME AND EXPENSE
Fair value adjustments, net	3,696	(2,647)	(45,771)	—	(44,722)
Other than temporary impairment of marketable securities	(605)	—	—	—	(605)
Interest income and other, net	4,805	870	13,214	(3,834)	15,055
Interest expense, net of capitalized interest	(2,998)	(3,648)	(18,766)	3,834	(21,578)
Total other income and expense, net	4,898	(5,425)	(51,323)	—	(51,850)
Income (loss) before income taxes	(20,896)	(2,460)	91,256	—	67,900
Income tax provision	(3,990)	—	(52,783)	—	(56,773)
Total income (loss) after taxes	(24,886)	(2,460)	38,473	—	11,127
Equity income (loss) in consolidated subsidiaries	36,013	—	—	(36,013)	—
NET INCOME (LOSS)	$11,127	$(2,460)	$38,473	$(36,013)	$11,127

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$11,127	$(2,460)	$38,473	$(36,013)	$11,127
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized gain (loss) on available for sale securities	774	—	—	—	774
Reclassification adjustments for losses included in net income(A)	605	—	—	—	605
Other comprehensive income	1,379	—	—	—	1,379
COMPREHENSIVE INCOME (LOSS)	$12,506	$(2,460)	$38,473	$(36,013)	$12,506

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$(57,902)	$(2,282)	$57,186	$29,802	$26,804
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(1,307)	(27)	(1,355)	—	(2,689)
Proceeds from sales and maturities of short term investments	—	27	—	—	27
Capital expenditures	(711)	(17,201)	(14,814)	—	(32,726)
Other	(13)	—	(35)	—	(48)
Investments in consolidated subsidiaries	29,802	—	—	(29,802)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,771	(17,201)	(16,204)	(29,802)	(35,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	—	(665)	(1,159)	—	(1,824)
Payments on gold production royalty	—	—	(12,619)	—	(12,619)
Share repurchases	(14,995)	—	—	—	(14,995)
Net intercompany borrowings (lending)	(9,917)	19,824	(9,907)	—	—
Other	(27)	—	—	—	(27)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,939)	19,159	(23,685)	—	(29,465)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,070)	(324)	17,297	—	(38,097)
Cash and cash equivalents at beginning of period	186,881	723	61,927	—	249,531
Cash and cash equivalents at end of period	$131,811	$399	$79,224	$—	$211,434

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$(6,929)	$11,912	$75,567	$(815)	$79,735
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(4,071)	(22)	—	—	(4,093)
Proceeds from sales and maturities of short term investments	255	22	60	—	337
Capital expenditures	(428)	(13,811)	(15,733)	—	(29,972)
Other	524	—	(45)	—	479
Investments in consolidated subsidiaries	(815)	—	—	815	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,535)	(13,811)	(15,718)	815	(33,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	(3,721)	(73,082)	(3,515)	—	(80,318)
Payments on gold production royalty	—	—	(17,458)	—	(17,458)
Reductions of (additions to) restricted assets associated with the Kensington Term Facility	—	4,645	—	—	4,645
Share repurchases	(9,971)	—	—	—	(9,971)
Net intercompany borrowings (lending)	(18,609)	70,142	(51,533)	—	—
Other	134	—	—	—	134
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(32,167)	1,705	(72,506)	—	(102,968)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,631)	(194)	(12,657)	—	(56,482)
Cash and cash equivalents at beginning of period	124,906	537	73,954	—	199,397
Cash and cash equivalents at end of period	$81,275	$343	$61,297	$—	$142,915

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$(39,646)	$18,374	$128,531	$(4,183)	$103,076
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(2,906)	(65)	(5,051)	—	(8,022)
Proceeds from sales and maturities of short term investments	2,874	65	3,432	—	6,371
Capital expenditures	(1,268)	(37,831)	(33,655)	—	(72,754)
Acquisition of Orko Silver Corporation	(113,214)	—	—	—	(113,214)
Other	(19)	443	739	—	1,163
Investments in consolidated subsidiaries	(7,671)	—	3,488	4,183	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(122,204)	(37,388)	(31,047)	4,183	(186,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,565)	(2,621)	(3,835)	—	(59,021)
Payments on gold production royalty	—	—	(43,548)	—	(43,548)
Share repurchases	(27,552)	—	—	—	(27,552)
Net intercompany borrowings (lending)	(12,505)	21,634	(9,129)	—	—
Other	(505)	—	—	—	(505)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	206,873	19,013	(56,512)	—	169,374
NET CHANGE IN CASH AND CASH EQUIVALENTS	45,023	(1)	40,972	—	85,994
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$131,811	$399	$79,224	$—	$211,434

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$24,589	$2,696	$229,932	$(47,276)	$209,941
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(11,914)	(45)	—	—	(11,959)
Proceeds from sales and maturities of short term investments	20,933	45	60	—	21,038
Capital expenditures	(987)	(39,598)	(53,272)	—	(93,857)
Other	2,191	1	(533)	—	1,659
Investments in consolidated subsidiaries	(47,276)	—	—	47,276	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,053)	(39,597)	(53,745)	47,276	(83,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	(4,004)	(79,151)	(11,407)	—	(94,562)
Payments on gold production royalty	—	—	(58,119)	—	(58,119)
Reductions of (additions to) restricted assets associated with the Kensington Term Facility	—	4,645	—	—	4,645
Share repurchases	(9,971)	—	—	—	(9,971)
Net intercompany borrowings (lending)	22,954	111,317	(134,271)	—	—
Other	(912)	—	—	—	(912)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,067	36,811	(203,797)	—	(158,919)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,397)	(90)	(27,610)	—	(32,097)
Cash and cash equivalents at beginning of period	85,672	433	88,907	—	175,012
Cash and cash equivalents at end of period	$81,275	$343	$61,297	$—	$142,915

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company's financial statements with a narrative from management’s perspective on its financial condition, results of operations, liquidity and other factors that may affect our future results. The Company believes it is important to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 10-K"), as well as other information the Company files with the Securities and Exchange Commission.
This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including expectations as to production, operating schedules, results of operations, ore reserves and mineralized material, capital costs, capital expenditures, exploration and development efforts and other operating data, potential quality and/or grade of mineralized material, permit and other regulatory approvals, as well as our ability and expected results of initiatives to generate and protect cash flow, manage metals price risk, reduce costs and capital expenditures, enhance revenue, manage working capital and maximize net cash flow and expectations with respect to the development of the La Preciosa project. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserves and mineralized material, capital costs, capital expenditures and other operating data, quality and/or grade of mineralized material, permit and regulatory approvals, results of initiatives to reduce costs and capital expenditures, enhance revenue, manage working capital and maximize net cash flow and the development of the La Preciosa project could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and in the "Risk Factors" section of the 2012 10-K and the risks and uncertainties discussed in this MD&A; (ii) risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); (iii) changes in the market prices of gold and silver and a sustained lower price environment; (iv) uncertainties inherent in the Company's production, exploratory and developmental activities, including risks relating to permitting and regulatory delays; (v) any future labor disputes or work stoppages; (vi) uncertainties inherent in the estimation of gold and silver ore reserves; (vii) changes that could result from the Company's future acquisition of new mining properties or businesses; (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves; (ix) the loss of any third-party smelter to which the Company markets silver and gold; (x) effects of environmental and other governmental regulations; (xi) risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xii) the worldwide economic downturn and difficult conditions in the global capital and credit markets; (xiii) the Company's possible inability to raise additional financing necessary to conduct its business, make payments or refinance its debt; and (xiv) the risk that permits necessary for the planned Rochester expansion may not be obtained. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Paul Hohbach, the Company's Director of Exploration and a qualified person under Canadian National Instrument 43-101, reviewed and approved the scientific and technical information concerning Coeur's mineral projects in this report. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and resources, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other relevant factors, please see the Technical Reports for each of Coeur's properties as filed on SEDAR at www.sedar.com.
Introduction to the Company
The Company is a large primary silver producer with significant gold production and has assets primarily located in the United States, Mexico, Bolivia, Argentina and Australia. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine , each of which is operated by the Company, and the Endeavor mine, which is operated by a non-affiliated party, constitute the Company’s principal sources of mining revenues.
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
The results of the Company’s operations are significantly affected by the prices of silver and gold, which may fluctuate widely and have declined substantially in 2013. These prices are affected by numerous factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles and economic stimulus initiatives, global and regional political and economic conditions and other factors. In addition, the Company faces challenges including raising capital, increasing production and managing social, political and environmental issues. Operating costs at its mines are subject to variation due to a number of factors such as changing commodity prices, ore grades, metallurgy, revisions to mine plans and changes in accounting principles. At foreign locations, operating costs are also influenced by currency fluctuations that may affect the Company’s U.S. dollar costs.
Overview of Performance
Production
In the third quarter of 2013, the Company’s silver production decreased 4.7% to 4.2 million ounces compared to 4.4 million ounces in the third quarter of 2012. The decrease is primarily due to lower silver production at Rochester as the Company continued a leach pad expansion and placed significant ore tons on the expanded area prior to the commencement of leaching, and the cessation of operations at Martha, partially offset by higher production at Palmarejo. The Company’s gold production in the third quarter of 2013 increased 8.5% to 63,766 ounces compared to 58,768 ounces in the third quarter of 2012. The increase was primarily driven by higher throughput and recoveries at Kensington and higher throughput and grade at Palmarejo, partially offset by lower production at Rochester.
Sales of Metal
Sales of metal decreased 12.9% to $200.8 million in the third quarter of 2013, compared to $230.6 million in the third quarter of 2012, primarily due to lower realized silver and gold prices, partially offset by higher silver and gold ounces sold. The Company’s average realized silver and gold prices during the third quarter of 2013 were $21.06 per ounce and $1,329 per ounce, respectively, representing a decrease of 30.0% and 19.7%, respectively, compared to last year's third quarter. Silver ounces sold were 4.9 million and gold ounces sold were 76,466 in the third quarter of 2013, compared to 4.5 million and 59,156, respectively, in the third quarter of 2012. Sales of silver contributed 51.0% of the Company’s total metal sales during the third quarter of 2013, compared to 58.8% during the third quarter of 2012.

Operating Cash Flow
Net cash provided by operating activities in the three months ended September 30, 2013 was $26.8 million, a decrease of $52.9 million from the three months ended September 30, 2012, primarily due to lower realized silver and gold prices and a $10.5 million net change in operating assets and liabilities, primarily related to a decrease in accounts payable.
Operating cash flow before changes in working capital for the three months ended September 30, 2013 was $37.3 million, a decrease of $40.0 million from the three months ended September 30, 2012, primarily due to lower realized silver and gold prices.
Earnings
The Company reported a net loss of $46.3 million, or $(0.46) per share, and a net loss of $15.8 million, or $(0.18) per share, for the three months ended September 30, 2013 and 2012, respectively. The net loss in the third quarter of 2013 includes a $0.9 million other-than-temporary impairment on the Company's strategic investments portfolio as a result of the continued decline in precious metal equity markets. Earnings also reflect negative fair value adjustments of $20.6 million and $37.6 million in the three months ended September 30, 2013 and 2012, respectively. These fair value adjustments are driven primarily by changing forward gold prices, which impact the estimated future liabilities related to the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty.
Production costs increased $6.8 million or 5.4% for the three months ended September 30, 2013 compared to the same time period in 2012. The increase was due primarily to higher silver and gold ounces sold, higher silver cash costs, and lower gold by-product credits, partially offset by lower gold cash costs at Kensington.
Depreciation, depletion, and amortization increased $8.0 million or 15.2% for the three months ended September 30, 2013 compared to the same time period in 2012 as a result of higher depreciation and depletion at Kensington.
General and administrative expenses increased $6.0 million during the three months ended September 30, 2013 compared to the same time period in 2012. The increase was primarily due to one-time expenses related to the corporate office relocation of approximately $3.7 million.
Exploration expense decreased $3.7 million or 52.5% for the three months ended September 30, 2013 compared to the same time period in 2012 as a result of decreased exploration activity at Palmarejo and Kensington mines.
Pre-development, care and maintenance and other expenses increased $3.7 million during the three months ended September 30, 2013 compared to the same time period in 2012. The increase was primarily the result of the ongoing feasibility study at La Preciosa.
Interest expense increased $2.3 million or 31.4% during the three months ended September 30, 2013 compared to the same period in 2012, primarily due to an increase in total debt outstanding from the issuance of the 7.875% Senior Notes in the first quarter of 2013.
Other Highlights
In addition to the matters discussed above, the matters management considers most important in evaluating the Company’s financial condition and results of operations include:

•
Gold production at the Kensington mine in Alaska increased 19% to 29,049 ounces and cash operating costs declined 24% to $988 per gold ounce in the third quarter of 2013 compared to the same period in 2012.

•
The average price of silver and gold for the three months ended September 30, 2013 was $21.39 and $1,326 per ounce, respectively, compared to $29.88 and $1,652 per ounce, respectively, for the three months ended September 30, 2012.

•
Net cash provided by operating activities for the third quarter of 2013 was $26.8 million, compared to $79.7 million during the third quarter of 2012. The reduction was primarily the result of lower realized silver and gold prices, partially offset by higher silver and gold ounces sold.

•
The Company spent $32.7 million on capital expenditures in the third quarter of 2013, which is $2.8 million lower than the same period last year, primarily related to the Rochester leach pad expansion, metal removal system and crusher capacity and Palmarejo underground development.

•	The Company’s ratio of current assets to current liabilities was 3.03 to 1 at September 30, 2013, compared to 1.70 to 1 at December 31, 2012.

On September 23, 2013, the Company narrowed its full-year 2013 projected consolidated silver and gold production within the original guidance range as shown in the table below, which provides a mine-by-mine outlook of expected production through 2016. This outlook indicates modest growth in both silver and gold ounces compared to 2012. The forecast incorporates current mine plans, which are based solely on reserves, other than La Preciosa’s expected 2016 production, and does not take into account any drilling data from the Company’s 2013 $37 million exploration program. At this time, the Company has not designated any reserves at the La Preciosa project.
Production Outlook Detail
(silver ounces in millions, gold ounces in thousands)

	2013		2014		2015		2016
	Silver	Gold	Silver	Gold	Silver	Gold	Silver	Gold
Palmarejo	7.7 - 8.3	108 - 110	7.7 - 7.9	113 - 115	7.8 - 8.0	100 - 102	7.5 - 7.7	66 - 68
San Bartolomé	5.9 - 6.0	—	5.9 - 6.1	—	5.9 - 6.1	—	5.7 - 5.9	—
Rochester	3.7 - 4.0	34 - 36	4.5 - 4.7	33 - 35	4.5 - 4.7	42 - 44	4.6 - 4.8	45 - 47
Kensington		108 - 112	—	110 - 112	—	104 - 106	—	110 - 112
Endeavor	0.7 - 0.8	—	0.5 - 0.6	—	0.9 - 1.0	—	1.0 - 1.1	—
La Preciosa	—	—	—	—	—	—	2.0 - 3.0	3 - 4
Total	18.0 - 19.1	250 - 258	18.6 - 19.3	256 - 262	19.1 - 19.8	246 - 252	20.8 - 22.5	224 - 231
Also on September 23, 2013, the Company announced increases in proven and probable reserves of silver and gold at its Rochester mine as shown as the table below, representing increases of 91.5% and 96.4% for silver and gold ounces, respectively. In addition to these reserves, the Company estimated that, effective as of September 16, 2013, Rochester contained approximately 69.3 million silver ounces and 560,000 gold ounces of measured and indicated mineralized material.
Pro-Forma(1) Rochester Proven and Probable Reserves

		GRADE (Oz/Ton)		OUNCES
	SHORT TONS	SILVER	GOLD	SILVER	GOLD
ROCHESTER IN-SITU
Proven	78,767,000	0.58	0.005	45,539,000	384,000
Probable	42,703,000	0.62	0.004	26,589,000	156,000
	121,470,000			72,128,000	540,000

ROCHESTER STOCKPILE
Proven	19,949,000	0.52	0.003	10,275,000	50,000
Probable	6,997,000	0.51	0.002	3,582,000	16,000
	26,946,000			13,857,000	66,000

Total	148,416,000	0.58	0.004	85,985,000	606,000

(1)
Effective as of September 16, 2013 using metal prices of $25.00 per silver ounce and $1,450 per gold ounce and year-end 2012 topography and parameters (other than the lower metals price assumptions and the impact of the previously announced resolution of the claims dispute). The reserves do not reflect 2013 mine production, depletion of reserves or exploration or drilling conducted during 2013. Rounding of tons and ounces, as required by reporting guidelines, may result in apparent differences between tons, grade and contained metal content.

Operating Highlights and Developments
Palmarejo
Silver production for the third quarter of 2013 was 1.9 million ounces, a 4.6% increase compared to the third quarter of 2012. Gold production was 29,893 ounces, which represented a 25.0% increase from the third quarter of 2012. The increased silver and gold production was primarily the result of higher mill throughput and ore grades.

Cash operating costs per silver ounce during the third quarter decreased to $2.79 compared to $3.75 for the third quarter of 2012, due to lower mining and milling costs. Production costs applicable to sales for the three months ended September 30, 2013 increased by 37.3% compared to the same time period in 2012 due primarily to higher silver and gold ounces sold.
San Bartolomé
Silver production for the third quarter of 2013 was 1.5 million ounces, consistent with the third quarter of 2012 as higher mill throughput and recovery were offset by lower ore grade.
Cash operating costs per ounce during the third quarter of 2013 were $12.80 and cash costs per ounce, including royalties and taxes, were $13.68 compared to $12.13 and $13.36, respectively, in the third quarter of 2012 due to lower ore grade. Production costs applicable to sales decreased by 11.4% during the third quarter of 2013 compared to the third quarter of 2012 due to the lower silver ounces sold.
Kensington
Gold production increased 20.8% to 29,049 ounces of gold for the third quarter of 2013, compared to 24,391 ounces for the same period of 2012 due to higher mill throughput and recovery. Continuous improvements at the mill resulted in a 96.5% recovery rate in the third quarter of 2013 compared to 95.9% in the third quarter 2012.
Cash operating costs per ounce in the third quarter of 2013 were $988 compared to $1,298 for the same period of 2012 due to higher production and lower selling expenses. Production costs applicable to sales increased 2.2% during the third quarter of 2013 compared to the third quarter of 2012 due to higher gold ounces sold.
Rochester
Silver production was 0.6 million ounces and gold production was 4,824 ounces during the third quarter of 2013 compared to 0.8 million ounces of silver and 10,599 ounces of gold in the third quarter of 2012 as the Company continued a leach pad expansion and placed significant ore tons on the expanded area prior to the commencement of leaching. Cash operating costs per silver ounce increased in the third quarter of 2013 to $35.83 and total cash costs per silver ounce, including production taxes and royalties, were $35.70 compared to $9.58 and $11.34 in the third quarter of 2012, respectively, due to lower production levels. Production costs applicable to sales decreased to $17.9 million during the third quarter of 2013, compared to $21.0 million during the same time period in 2012 due to lower production.
Endeavor
Silver production at the Endeavor mine in the third quarter of 2013 was 0.2 million ounces, consistent with the third quarter of 2012. Cash costs per ounce of silver produced were $9.72 in the third quarter of 2013 compared to $15.97 in the third quarter of 2012, the result of lower silver prices reducing the 50% price participation agreement when silver prices exceed $7.00 per ounce. Production costs applicable to sales were $1.9 million for the third quarter of 2013 compared to $2.0 million in the third quarter of 2012 due to lower unit costs.
As of March 31, 2013, CDE Australia Pty Ltd had recovered 100% of the original transaction consideration to acquire the silver stream.  As of September 30, 2013, a total of 4.7 million payable ounces had been received, or 23.5% of the 20 million maximum payable silver ounces to which CDE Australia Pty Ltd is entitled under the terms of the silver sale and purchase agreement.
La Preciosa
On July 8, 2013, the Company announced results of a Preliminary Economic Assessment (PEA) for the La Preciosa silver and gold project located in Durango, Mexico. The Company has commenced a feasibility study expected to be completed in mid-2014.

Operating Statistics from Continuing Operations
The following table presents information by mine and consolidated sales information for the three and nine month periods ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Silver Operations:
Palmarejo
Tons milled	583,365	532,775	1,726,857	1,551,242
Ore grade/Ag oz	4.02	3.82	4.12	5.21
Ore grade/Au oz	0.06	0.04	0.05	0.06
Recovery/Ag oz(E)	81.8%	90.0%	78.9%	82.7%
Recovery/Au oz(E)	87.6%	102.5%	85.9%	95.1%
Silver production ounces	1,917,850	1,833,109	5,609,215	6,681,407
Gold production ounces	29,893	23,702	81,049	86,040
Cash operating cost/oz	$2.79	$3.75	$2.78	$(0.12)
Cash cost/oz	$2.79	$3.75	$2.78	$(0.12)
Total production cost/oz	$20.65	$22.53	$20.49	$17.14
San Bartolomé
Tons milled	428,884	344,349	1,228,179	1,113,458
Ore grade/Ag oz	3.89	4.91	3.98	4.58
Recovery/Ag oz(E)	91.5%	90.3%	90.8%	90.0%
Silver production ounces	1,528,035	1,525,725	4,442,396	4,587,359
Cash operating cost/oz	$12.80	$12.13	$12.98	$11.12
Cash cost/oz	$13.68	$13.36	$13.92	$12.29
Total production cost/oz	$16.98	$16.56	$17.42	$15.14
Martha
Tons milled	—	27,281	—	100,548
Ore grade/Ag oz	—	4.17	—	4.01
Ore grade/Au oz	—	0.003	—	0.004
Recovery/Ag oz(E)	—	81.5%	—	80.3%
Recovery/Au oz(E)	—	82.6%	—	72.2%
Silver production ounces	—	92,698	—	323,286
Gold production ounces	—	76	—	257
Cash operating cost/oz	—	$48.12	—	$49.82
Cash cost/oz	—	$49.20	—	$50.76
Total production cost/oz	—	$58.52	—	$57.25
Rochester
Tons placed	2,678,906	2,669,091	7,742,330	6,947,505
Ore grade/Ag oz	0.53	0.50	0.54	0.56
Ore grade/Au oz	0.003	0.004	0.003	0.005
Recovery/Ag oz(F)	41.6%	67.0%	50.7%	52.6%
Recovery/Au oz(F)	65.5%	102.4%	104.1%	84.1%
Silver production ounces	595,268	819,349	2,086,702	1,973,392
Gold production ounces	4,824	10,599	22,971	26,012
Cash operating cost/oz	$35.83	$9.58	$20.39	$12.75
Cash cost/oz	$35.70	$11.34	$21.45	$14.38
Total production cost/oz	$40.51	$13.96	$24.98	$17.50

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Endeavor
Tons milled	197,237	205,096	590,273	601,999
Ore grade/Ag oz	1.71	1.22	2.02	2.61
Recovery/Ag oz(E)	48.2%	56.0%	44.8%	40.0%
Silver production ounces	162,260	140,267	533,271	628,393
Cash operating cost/oz	$9.72	$15.97	$12.22	16.82
Cash cost/oz	$9.72	$15.97	$12.22	16.82
Total production cost/oz	$15.23	$22.37	$17.73	23.40
Gold Operation:
Kensington
Tons milled	147,427	123,428	404,471	265,158
Ore grade/Au oz	0.20	0.21	0.20	0.21
Recovery/Au oz(E)	96.5%	95.9%	96.9%	94.9%
Gold production ounces	29,049	24,391	77,418	53,407
Cash operating cost/oz	$988	$1,298	$1,048	$1,515
Cash cost/oz	$988	$1,298	$1,048	$1,515
Total production cost/oz	$1,614	$1,770	$1,627	$2,037
CONSOLIDATED PRODUCTION TOTALS (A)
Total silver ounces	4,203,413	4,411,148	12,671,584	14,193,197
Total gold ounces	63,766	58,768	181,438	165,716
Silver Operations:(B)
Cash operating cost per oz - silver	$11.38	$9.05	$9.66	$7.19
Cash cost per oz - silver	$11.68	$9.83	$10.16	$7.82
Total production cost oz - silver	$21.92	$19.62	$20.04	$17.74
Gold Operation:(C)
Cash operating cost per oz - gold	$988	$1,298	$1,048	$1,515
Cash cost per oz - gold	$988	$1,298	$1,048	$1,515
Total production cost per oz - gold	$1,614	$1,770	$1,627	$2,037
CONSOLIDATED SALES TOTALS (D)
Silver ounces sold	4,873,897	4,520,500	13,178,701	14,412,503
Gold ounces sold	76,466	59,156	191,781	157,621
Realized price per silver ounce	$21.06	$30.09	$23.93	$30.52
Realized price per gold ounce	$1,329	$1,654	$1,439	$1,649

(A)Current production reflects final metal settlements of previously reported production ounces.
(B)Amount includes gold by-product credits in computing cash costs per ounce.
(C)Amounts reflect Kensington statistics only.

(D)
Units sold at realized metal prices will not match reported metal sales due primarily to the effects on revenues of mark-to-market adjustments on embedded derivatives in the Company’s provisionally priced sales contracts.

(E)Recoveries are affected by timing inherent in the leaching process and reflect final metal settlements of previously reported production.
(F)Recoveries at Rochester are affected by residual leaching on Stage IV and timing differences inherent in the heap leaching process.
Non-U.S. GAAP Measures
We supplement the reporting of our financial information determined under United States generally accepted accounting principles (U.S. GAAP) with certain non-U.S. GAAP financial measures, including cash operating costs and total cash costs. We believe that these adjusted measures provide meaningful information to assist management, investors and analysts in understanding our financial results and assessing our prospects for future performance. We believe these adjusted financial measures are important indicators of our recurring operations because they exclude items that may not be indicative of, or are unrelated to our core operating results, and provide a better baseline for analyzing trends in our underlying businesses.
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

The following tables present a reconciliation between non-U.S. GAAP cash operating costs per ounce and cash costs per ounce to U.S. GAAP production costs applicable to sales including depreciation, depletion and amortization:
Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended September 30, 2013

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$5,354	$19,560	$28,707	$21,329	$1,576	$76,526
Royalties	—	1,352	—	—	—	1,352
Production taxes	—	—	—	(77)	—	(77)
Total cash costs (Non-U.S. GAAP)	$5,354	$20,912	$28,707	$21,252	$1,576	$77,801
Add/Subtract:
Third party smelting costs	—	—	(2,709)	—	(278)	(2,987)
By-product credit	39,762	—	—	6,405	—	46,167
Other adjustments	602	126	—	—	—	728
Change in inventory	21,120	(3,364)	1,486	(9,796)	573	10,019
Depreciation, depletion and amortization	33,642	4,909	18,190	2,860	894	60,495
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$100,480	$22,583	$45,674	$20,721	$2,765	$192,223
Production of silver (ounces)	1,917,850	1,528,035	—	595,268	162,260	4,203,413
Cash operating cost per silver ounce	$2.79	$12.80	$—	$35.83	$9.72	$11.38
Cash costs per silver ounce	$2.79	$13.68	$—	$35.70	$9.72	$11.68
Production of gold (ounces)	—	—	29,049	—	—	29,049
Cash operating cost per gold ounce	—	—	$988	—	—	$988
Cash cost per gold ounce	—	—	$988	—	—	$988

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Three months ended September 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$6,878	$18,504	$31,660	$7,853	$4,461	$2,241	$71,597
Royalties	—	1,879	—	1,441	100	—	3,420
Production taxes	—	—	—	—	—	—	—
Total cash costs (Non-U.S. GAAP)	$6,878	$20,383	$31,660	$9,294	$4,561	$2,241	$75,017
Add/Subtract:
Third party smelting costs	—	—	(3,141)	—	(541)	(605)	(4,287)
By-product credit	39,034	—	—	17,506	124	—	56,664
Other adjustments	424	720	2	85	798	—	2,029
Change in inventory	2,337	(1,166)	(1,639)	(5,871)	1,539	345	(4,455)
Depreciation, depletion and amortization	33,997	4,161	11,512	2,061	66	898	52,695
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$82,670	$24,098	$38,394	$23,075	$6,547	$2,879	$177,663
Production of silver (ounces)	1,833,109	1,525,725	—	819,349	92,698	140,267	4,411,148
Cash operating cost per silver ounce	$3.75	$12.13	$—	$9.58	$48.12	$15.97	$9.05
Cash costs per silver ounce	$3.75	$13.36	$—	$11.34	$49.20	$15.97	$9.83
Production of gold (ounces)	—	—	24,391	—	—	—	24,391
Cash operating cost per gold ounce	—	—	$1,298	—	—	—	$1,298
Cash cost per gold ounce	—	—	$1,298	—	—	—	$1,298

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Nine months ended September 30, 2013

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$15,619	$57,661	$81,108	$42,548	$6,515	$203,451
Royalties	—	4,187	—	1,025	—	5,212
Production taxes	—	—	—	1,186	—	1,186
Total cash costs (Non-U.S. GAAP)	$15,619	$61,848	$81,108	$44,759	$6,515	$209,849
Add/Subtract:
Third party smelting costs	—	—	(8,424)	—	(2,029)	(10,453)
By-product credit	116,854	—	—	34,085	—	150,939
Other adjustments	1,213	935	—	—	—	2,148
Change in inventory	15,090	3,382	8,518	(16,426)	390	10,954
Depreciation, depletion and amortization	98,120	14,606	44,837	7,364	2,938	167,865
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$246,896	$80,771	$126,039	$69,782	$7,814	$531,302
Production of silver (ounces)	5,609,215	4,442,396	—	2,086,702	533,271	12,671,584
Cash operating cost per silver ounce	$2.78	$12.98	$—	$20.39	$12.22	$9.66
Cash costs per silver ounce	$2.78	$13.92	$—	$21.45	$12.22	$10.16
Production of gold (ounces)	—	—	77,418	—	—	77,418
Cash operating cost per gold ounce	—	—	$1,048	—	—	$1,048
Cash cost per gold ounce	—	—	$1,048	—	—	$1,048

Reconciliation of Non-U.S. GAAP Cash Costs to U.S. GAAP Production Costs Nine months ended September 30, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha	Endeavor	Total
Total cash operating cost (Non-U.S. GAAP)	$(774)	$51,006	$80,911	$25,164	$16,110	$10,571	$182,988
Royalties	—	5,372	—	1,959	305	—	7,636
Production taxes	—	—	—	1,255	—	—	1,255
Total cash costs (Non-U.S. GAAP)	$(774)	$56,378	$80,911	$28,378	$16,415	$10,571	$191,879
Add/Subtract:
Third party smelting costs	—	—	(7,044)	—	(3,959)	(2,843)	(13,846)
By-product credit	141,923	—	—	42,758	422	—	185,103
Other adjustments	792	642	17	401	882	—	2,734
Change in inventory	15,129	(703)	(13,805)	(20,206)	3,516	(457)	(16,526)
Depreciation, depletion and amortization	114,499	12,450	27,836	5,763	1,216	4,134	165,898
Production costs applicable to sales, including depreciation, depletion and amortization (U.S. GAAP)	$271,569	$68,767	$87,915	$57,094	$18,492	$11,405	$515,242
Production of silver (ounces)	6,681,407	4,587,359	—	1,973,392	323,286	628,393	14,193,197
Cash operating cost per silver ounce	$(0.12)	$11.12	$—	$12.75	$49.82	$16.82	$7.19
Cash costs per silver ounce	$(0.12)	$12.29	$—	$14.38	$50.76	$16.82	$7.82
Production of gold (ounces)	—	—	53,407	—	—	—	53,407
Cash operating cost per gold ounce	—	—	$1,515	—	—	—	$1,515
Cash cost per gold ounce	—	—	$1,515	—	—	—	$1,515

Gold is accounted for as a by-product credit at the Palmarejo and Rochester mines whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. For the three months ended September 30, 2013 and 2012, gold by-product credits for Palmarejo were approximately $20.73 and $21.29 per silver ounce, respectively, and gold by-product credits for Rochester were $11.05 and $21.37 per silver ounce, respectively.  If gold was treated as a co-product, the following costs per ounce would be reported:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Palmarejo	Rochester	Palmarejo	Rochester
Total cash operating costs	$45,116	$27,735	$132,473	$76,632
Total cash costs	$45,116	$27,657	$132,473	$78,844

Revenue
Silver	51%	64%	54%	57%
Gold	49%	36%	46%	43%

Ounces produced
Silver	1,917,850	595,268	5,609,215	2,086,702
Gold	29,893	4,824	81,049	22,971

Total cash operating costs per ounce
Silver	$12.09	$29.92	$12.75	$21.05
Gold	$734	$2,057	$752	$1,423

Total cash costs per ounce
Silver	$12.09	$29.84	$12.75	$21.66
Gold	$734	$2,051	$752	$1,465

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Palmarejo	Rochester	Palmarejo	Rochester
Total cash operating costs	$45,912	$25,359	$141,149	$67,923
Total cash costs	$45,912	$26,800	$141,149	$71,136

Revenue
Silver	59%	56%	59%	59%
Gold	41%	44%	41%	41%

Ounces produced
Silver	1,833,109	819,349	6,681,407	1,973,392
Gold	23,702	10,599	86,040	26,012

Total cash operating costs per ounce
Silver	$14.66	$17.48	$12.45	$20.31
Gold	$803	$1,041	$674	$1,070

Total cash costs per ounce
Silver	$14.66	$18.48	$12.45	$21.27
Gold	$803	$1,100	$674	$1,121

Exploration Activity
During the third quarter, the Company invested $3.3 million in expensed exploration for discovery of new mineralization and $4.6 million in capitalized exploration for definition of new mineralization for a total of $7.9 million. Coeur's exploration program utilized nine drill rigs during the third quarter: four drills at Palmarejo, four at Kensington, and one at Rochester. This work resulted in completion of over 145,700 feet (44,400 meters) of combined core and reverse circulation drilling. For the year, nearly 428,000 feet (131,000 meters) of drilling was completed.
Palmarejo

•
Exploration was conducted around the Palmarejo surface and underground mine area, Guadalupe, and from the surface at the El Salto zone. Favorable results were returned from Guadalupe underground and El Salto.

•
In addition, drilling was performed to test the expansion potential of the Palmarejo surface mine limits to the NNE. Drilling in this area encountered multiple veins, suggesting potential to expand surface mine limits. These results are being followed with additional drilling.

•
Drilling also commenced on the southern end of Las Animas to extend known near-surface mineralization towards the recently acquired La Curra property, where near-surface silver-gold mineralization is known. Assays are pending on the new core holes.

San Bartolomé

•
Work continued during the third quarter to focus on the main mine area to assist with grade control and definition of known mineralization. Trenching is expected to now shift to the new La Bolsa area, which occurs adjacent to and east of the Santa Rita sector, in the following months.

Rochester

•
An updated reserve estimate was prepared for the full Rochester property removing all restrictions imposed by the former claims dispute. This update produced a 91.5% increase in silver reserves and 96.4% increase in gold reserves at Rochester in September 2013. The updated reserve estimate did not include data from the recent drilling of stockpiles and in-situ mineralization, which will be reflected in a further update planned for year-end 2013.

•	Drilling during the third quarter continued on expansion and definition of stockpiles, which is expected to be substantially complete this year.

•	Drilling commenced in the third quarter on new, in-situ mineralization targets. Two new targets were drilled, both providing encouraging results to be pursued in the coming months.

Kensington

•
Exploration drilling began on the Jualin area, which is located south of the Kensington mine. Consistent with historic results, occurrences of visible gold and high-grade mineralized intervals were intersected with the first five holes completed this year.

The Company plans to continue drilling in the zone in 2013 and again in early 2014, weather permitting. Based on initial results, the Jualin area has potential to provide high-grade feed to the Kensington mill.

•
Underground drilling was conducted during the quarter on the new Ann zone situated less than 200 feet to the east of the main Kensington deposit. Drilling will continue in this zone based on these encouraging results.

Exploration to define and expand known mineralization focused on the southern margins of upper Zone 10 and Zone 20 in main Kensington during the quarter. Results show that Zone 10 and Zone 20 continue south of known mineralization models.

La Preciosa, Mexico

•
Exploration commenced during the third quarter on the Company's La Preciosa property located in Durango state, Mexico. The exploration team is focused on re-logging drill core to update the geologic model of the deposit. In addition, a new program of sampling of old core holes commenced to supplement the existing assay database. Both efforts are expected to improve the model of mineralization to be used in the on-going feasibility study as well as assist in generation of new drill targets to expand and in-fill the current model.

•	Additional drilling is expected to commence in the fourth quarter to test areas of projected mineralized structures on lands the Company has permitted which have not been previously drilled.
Critical Accounting Policies and Estimates
Please see Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form 10-K for the year ended December 31, 2012 for additional critical accounting policies and estimates.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Sales of metal decreased 12.9% to $200.8 million from $230.6 million. The decrease in metal sales was due to lower realized silver and gold prices, partially offset by higher silver and gold ounces sold. The Company sold 4.9 million ounces of silver and 76,466 ounces of gold compared to 4.5 million ounces of silver and 59,156 ounces of gold. Realized silver and gold prices were $21.06 and $1,329 per ounce, respectively compared to $30.09 and $1,654 per ounce, respectively, a decrease of 30.0% and 19.7%, respectively.
Included in sales of metals are gold by-product sales from the Company's silver mines. Total gold sales for the three months ended September 30, 2013 and 2012 were $98.4 million and $95.0 million, respectively. Of those totals, $59.5 million and $58.5 million, respectively, were recorded as by-product credits in determining the Company's silver cash cost per ounce.
The Company produced a total of 4.2 million ounces of silver and 63,766 ounces of gold, compared to 4.4 million ounces of silver and 58,768 ounces of gold. Lower silver production is primarily due to reduced production levels to facilitate continued expansion activities at Rochester. Cash operating costs were $11.38 per silver ounce compared to $9.05, primarily due to lower production at Rochester. Cash operating costs were $988 per gold ounce compared to $1,298, due to higher throughput and recovery at Kensington.
Production costs applicable to sales of metal increased from $125.0 million to $131.7 million as a result of higher silver and gold ounces sold and higher silver cash operating costs, partially offset by higher gold by-product credits and lower gold cash costs at Kensington.
Depreciation, depletion, and amortization increased $8.0 million, from $52.8 million to $60.9 million, due primarily to higher depreciation and depletion at Kensington.
Costs and Expenses
General and administrative expenses increased by $6.0 million to $16.2 million. The increase was primarily due to one-time expenses related to the corporate office relocation of approximately $3.7 million.
Exploration expenses decreased to $3.3 million in the third quarter of 2013 compared to $7.0 million in the same period of 2012 primarily due to decreased exploration activity at the Palmarejo and Kensington mines.
Other Income and Expenses
Non-cash fair value adjustments, including other-than-temporary impairments of marketable securities, were a loss of $21.5 million compared to a loss of $38.3 million for the same time period in 2012. Fair value adjustments are driven primarily by changing silver and gold prices which impact the estimated future liabilities related to the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligations.
Interest income and other, net was an expense of $1.8 million compared to income of $13.3 million for the same time period in 2012. The decrease was primarily due to reductions in foreign currency gains on revaluation of foreign denominated accounts.

Interest expense, net of capitalized interest, increased to $9.7 million from $7.4 million. The increase is primarily due to an increase in total debt outstanding as a result of the issuance of the 7.875% Senior Notes in the first quarter of 2013.
Income Taxes
For the three months ended September 30, 2013, the Company reported an income tax benefit of $2.0 million compared to an income tax provision of $17.5 million for the same time period in 2012. The following table summarizes the components of the Company’s income tax provision for the three months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,
	2013	2012
United States	$5,182	$(465)
Mexico	1,886	5,409
Bolivia	(4,598)	(23,106)
Other jurisdictions	(489)	687
Income tax provision	$1,981	$(17,475)
The Company recognized a net $3.9 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
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
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Sales of metal decreased 16.3% to $577.1 million from $689.6 million. The decrease in metal sales was due to lower silver ounces sold and lower realized silver and gold prices, partially offset by higher gold ounces sold. The Company sold 13.2 million ounces of silver and 191,781 ounces of gold compared to 14.4 million ounces of silver and 157,621 ounces of gold. Realized silver and gold prices were $23.93 and $1,439 per ounce, respectively, compared to $30.52 and $1,649 per ounce, representing declines of 30.0% and 19.7%, respectively.
Included in sales of metals are gold by-product sales from the Company's silver mines. Total gold sales for the nine months ended September 30, 2013 and 2012 were $264.4 million and $254.0 million, respectively. Of those totals, $155.4 million and $186.0 million were recorded as by-product credits in determining the Company's cash operating costs per ounce.
The Company produced 12.7 million ounces of silver and 181,438 ounces of gold, compared to 14.2 million ounces of silver and 165,716 ounces of gold. Lower silver production is primarily due to continued expansion activities at Rochester, lower grade and recovery rates at Palmarejo and cessation of operations at Martha in 2012. Cash operating costs were $9.66 per silver ounce compared to $7.19, primarily due to lower ore grades at Palmarejo as well as higher mining costs and lower production at Rochester. Cash operating costs were $1,048 per gold ounce compared to $1,515, a 30.9% decline, due to higher throughput and recovery at Kensington. Production costs applicable to sales of metal increased from $349.3 million to $363.4 million as a result of higher silver cash costs and higher gold ounces sold, partially offset by lower gold cash costs and silver ounces sold.
Depreciation, depletion, and amortization increased by $2.5 million to $169.0 million compared to $166.5 million, due primarily to higher depreciation and depletion at Kensington.
Costs and Expenses
General and administrative expenses increased $15.0 million, from $26.5 million to $41.5 million. The increase was primarily due to higher business development related expenses including legal expenses in support of business development activity and one-time expenses related to the corporate office relocation.

Exploration expenses decreased to $16.9 million compared to $19.8 million primarily due to decreased exploration activity at Rochester.
Other Income and Expenses
Non-cash fair value adjustments were a gain of $45.8 million, including other-than-temporary impairments of marketable securities, compared to a loss of $45.3 million. The majority of the increase in the fair value adjustment, net was due to the impact of lower gold prices on the Palmarejo gold production royalty obligation, partially offset by an $18.1 million other-than-temporary impairment on the Company's strategic investments portfolio for the nine months ended September 30, 2013 as a result of the continued decline in precious metal equity markets.
During the first nine months of 2013, the Company settled all competing mining claims encompassed by the Company's Rochester silver and gold mine resulting in a $32.0 million litigation settlement charge.
Interest income and other, net decreased by $12.6 million to $2.5 million compared to $15.1 million. The decrease was primarily due to reductions in foreign currency gains on revaluation of foreign denominated accounts.
Interest expense, net of capitalized interest, increased to $30.3 million from $21.6 million. The increase is primarily due to an increase in total debt outstanding as a result of the issuance of the 7.875% Senior Notes in the first quarter of 2013.
Income Taxes
For the nine months ended September 30, 2013, the Company reported an income tax provision of $31.7 million compared to an income tax provision of $56.8 million for the same time period in 2012. The following table summarizes the components of the Company's income tax provision from continuing operations (in thousands):

	Nine months ended September 30,
	2013	2012

United States	$1,905	$(3,990)
Mexico	(17,585)	(10,341)
Bolivia	(13,482)	(41,684)
Other jurisdictions	(2,511)	(758)
Income tax provision from continuing operations	$(31,673)	$(56,773)
The Company recognized a net $16.2 million deferred tax provision for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in Bolivia and Mexico).
During the nine months ended September 30, 2012, the Company recognized a current provision in Bolivia, Mexico and Australia primarily related to higher metal prices and inflationary adjustments on non-monetary assets and the Company being subject to the IETU tax, which is a form of alternative minimum tax. Further, the Company accrued foreign withholding taxes of approximately $7.2 million on intercompany transactions between the U.S. parent and its subsidiary in Mexico and anticipated future withholding on dividends from Bolivia. Also, as a result of an audit of the 2009 Bolivian tax return, the Company has recognized an additional $11.7 million of expense, including interest and penalties, for uncertain tax positions for the years 2009, 2010, 2011 and an additional $2.1 million of expense for 2012. In addition, the Company recognized a net $5.0 million deferred tax benefit for the recognition of deferred taxes on deductible temporary differences, foreign exchange rate adjustments and net operating loss carryforwards in various jurisdictions (principally in the U.S. and Mexico).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
At September 30, 2013, the Company’s cash, cash equivalents and short-term investments totaled $211.4 million compared to $126.4 million as of December 31, 2012.
The Company’s working capital increased by $154.3 million from December 31, 2012 to $322.2 million, compared to $167.9 million at December 31, 2012. The increase was primarily attributable to the proceeds from the offering of the 7.875% Senior Notes, which are classified as long-term liabilities. The ratio of current assets to current liabilities was 3.03 to 1 at September 30, 2013 and was 1.70 to 1 at December 31, 2012.

The Company intends to reinvest indefinitely a portion of its earnings from its Palmarejo operations in Mexico. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $170.0 million for the three and nine months ended September 30, 2013 and the year ended December 31, 2012. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable if a reversal of temporary differences occurred. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
The Company is generating significant operating cash flow and expects to generate net free cash flow during the fourth quarter of 2013 at current metal prices. The Company is pursuing opportunities to reduce operating and non-operating costs and capital expenditures for the remainder of the year and as it develops operating budgets for 2014.
Operating Activities
Net cash provided by operating activities in the three months ended September 30, 2013 was $26.8 million, a decrease of $52.9 million from the three months ended September 30, 2012, primarily due to lower realized silver and gold prices and a $10.5 million net change in operating assets and liabilities, primarily related to a decrease in accounts payable. The net cash flow provided by operations was $103.1 million in the first nine months of 2013, a decrease of $106.9 million from the first nine months of 2012, primarily due to lower realized silver and gold prices and higher silver cash costs, partially offset by a net decrease in operating assets and liabilities. The net change in operating assets and liabilities of $42.2 million in the first nine months of 2013 compared to the first nine months of 2012 is primarily due to a reduction in inventories.
Investing Activities
Net cash used in investing activities in the three months ended September 30, 2013 was $35.4 million, compared to $33.2 million in the three months ended September 30, 2012. Net cash used in investing activities in the nine months ended September 30, 2013 was $186.5 million, compared to $83.1 million for the nine months ended September 30, 2012. The increase in the nine month period was primarily the result of the Company's acquisition of Orko Silver Corporation (“Orko”) in exchange for a total of approximately 11.6 million shares of Coeur common stock, a total cash payment of approximately $99.1 million, 1.6 million warrants and assumption of liabilities of $2.6 million.
The Company spent $32.7 million on capital expenditures in the third quarter of 2013, compared with $30.0 million during the same time period last year. The Company spent $72.8 million on capital expenditures in the first nine months of 2013, compared with $93.9 million during the same time period last year. The majority of the capital expenditures during the first nine months of 2013 were primarily related to capitalized drilling and development of the Guadalupe satellite underground mine; underground development at Palmarejo, underground development at Kensington, and the Stage 3 leach pad, metal removal system, and crusher at Rochester.
Financing Activities
Net cash used by financing activities during the three months ended September 30, 2013 was $29.5 million, compared to net cash used of $103.0 million for the same time period last year. The decrease in cash used by financing activities is primarily the result of lower debt payments during the third quarter of 2013. During the three months ended September 30, 2013, the Company paid $14.4 million to reduce existing debt and royalty obligations, primarily to pay down the minimum obligation under the Palmarejo gold production royalty. Net cash provided by financing activities during the nine months ended September 30, 2013 was $169.4 million, compared to net cash used of $158.9 million for the nine months ended September 30, 2012. The increase in net cash provided by financing activities was primarily the result of the proceeds from the offering of the 7.875% Senior Notes.

Debt and Capital Resources
7.875% Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. As of September 30, 2013, the outstanding balance of the Notes was $300.0 million. The Notes are governed by an Indenture, dated as of January 29, 2013 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”).
The Notes bear interest at a rate of 7.875% per year from the date of original issuance or from the most recent payment date to which interest has been paid or provided for. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding January 15 and July 15. In certain circumstances the Company may be required to pay additional interest. For the three and nine months ended September 30, 2013 interest expense recognized was $5.9 million, and $15.9 million, respectively. The Company commenced an exchange offer for the Notes on September 30, 2013 to exchange the Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Notes when they were issued. The exchange offer was consummated on November 5, 2013.
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
The Indenture also contains certain customary “Events of Default." If an Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the Notes to be due and payable.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. There is a quarterly commitment fee of 0.1% on the unused portion of the line. The unused line fee for the three and nine months ended September 30, 2013 was $0.2 million and $0.4 million, respectively, and charged to interest expense.
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
As of September 30, 2013, no amounts have been drawn under the Revolving Credit Facility.
3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at September 30, 2013.
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
Capital Lease Obligations
As of September 30, 2013 and December 31, 2012, the Company had outstanding balances on capital leases of $4.9 million and $11.4 million, respectively.
Capitalized Interest
The Company capitalizes interest incurred on its various debt instruments as a cost of properties under development. For the three months ended September 30, 2013 and 2012, the Company capitalized interest of $1.1 million and $0.5 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company capitalized interest of $1.5 million and $2.2 million, respectively.
Litigation and Other Events
For a discussion of litigation and other events, see Note 17 to the Company’s Condensed Consolidated Financial Statements, Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Risk Mitigation Overview
The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of metal price hedges and forward sales contracts, foreign exchange hedges and interest rate hedges. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that are subject to risks and uncertainties. Actual results and actions could differ materially from those discussed below.

The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as industry-wide supply and demand, investor sentiment and speculative trading. From time to time, in order to mitigate some of the risk associated with these fluctuations and reduce the negative effect of metals price fluctuations on cash flows, the Company may enter into metal price hedges, including, but not limited, to, put options, collars and forward sale contracts. The Company continually evaluates the potential benefits of engaging in these strategies based on prevailing market conditions. The Company may be exposed to nonperformance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement price based on a future price, does not qualify for hedge accounting. These embedded derivatives are recorded as derivative assets (in Prepaid expenses and other) or derivative liabilities (in Accrued liabilities and other) on the balance sheet and are adjusted to fair value through earnings each period until the date of final settlement. At September 30, 2013, the Company had outstanding provisionally priced sales of $32.4 million, consisting of 101,908 ounces of silver and 26,265 ounces of gold, which had a fair value of $31.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $1,000; and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $26,300. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 400,000 ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $4,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $12,000.
Foreign Exchange Contracts and Hedges
The Company periodically enters into foreign exchange contracts and hedges to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At September 30, 2013, the Company had MXN foreign exchange contracts of $24.0 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.55 MXN to each U.S. dollar over the next nine months. At December 31, 2012, the Company had MXP foreign exchange contracts of $26.1 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.11 MXN to each U.S. dollar and the Company had a liability with a fair value of $0.1 million at December 31, 2012. In addition, at September 30, 2013, the Company had outstanding call options requiring it to sell $24.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 15.06 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. Further, at September 30, 2013, the Company had outstanding put options allowing it to buy $24.0 million in U.S. dollars in exchange for MXP at a weighted average strike price of 12.50 MXP to each U.S. dollar if the foreign exchange rate exceeds the strike price. The Company had a liability with a fair value of $1.4 million at September 30, 2013. The Company recorded mark-to-market losses on these contracts of $0.1 million and $1,400,000.0 million for the three and nine months ended September 30, 2013, respectively. The Company recorded mark-to-market gains on these contracts of $0.6 million and $3.4 million for the three and nine months ended September 30, 2012, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net in the consolidated statement of operations. The Company recorded realized gains of $0.1 million and $0.7 million in production costs applicable to sales during the three and nine months ended September 30, 2013, respectively. The Company recorded realized losses of $0.4 million and $1.5 million in the three and nine months ended September 30, 2012, respectively, which have been recognized in production costs applicable to sales.

Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2013, a total of 156,493 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at September 30, 2013 and December 31, 2012 was a liability of $62.0 million and $145.1 million, respectively. During the three months ended September 30, 2013 and 2012, the mark-to-market adjustments for this embedded derivative amounted to a gain of $9.6 million and a gain of $23.4 million, respectively. For the three months ended September 30, 2013 and 2012, the Company realized losses on the settlement of the liabilities of $5.6 million and realized gains of $10.9 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of operations.
For each $1.00 increase in the price of gold, the fair value of the net derivative liability at September 30, 2013 would have increased by approximately $0.1 million. For each $1.00 decrease in the price of gold, the fair value of the net derivative liability at September 30, 2013 would have decreased by approximately $0.1 million.
Gold and Silver Hedges
During the quarter ended September 30, 2013, the Company unwound its legacy gold hedging program which was originally put in place as a condition of the Kensington Term Facility. The Company also purchased new put options on a portion of its silver and gold production for three months ended December 31, 2013. On September 30, 2013, the Company had outstanding silver put options with a strike price of $17.00/oz covering 1.25 million ounces of the Company’s forecasted silver production for the fourth quarter of 2013 and gold put options with a strike price of $1,200/oz covering 25,000 ounces of the Company’s forecasted gold production for the fourth quarter of 2013. As of September 30, 2013, the fair market value of these contracts was $0.2 million.
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
(b) Changes in Internal Control over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The information contained under Note 17 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

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
Silver and gold are commodities, and their prices are volatile. During the last twelve months ended December 31, 2012, the price of silver ranged from a low of $26.39 per ounce to a high of $36.88 per ounce, and the price of gold ranged from a low of $1,540 per ounce to a high of $1,792 per ounce. During the first nine months of 2013, the price of silver ranged from a low of $18.70 per ounce to a high of $32.31 per ounce, and the price of gold ranged from a low of $1,192 per ounce to a high of $1,694 per ounce. The closing market prices of silver and gold on November 5, 2013 were $21.66 per ounce and $1,315 per ounce, respectively.
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
On June 7, 2012, the Company announced that its Board of Directors had approved a program to repurchase up to $100 million of the Company's common stock. Common stock repurchase activity during the third quarter of 2013, all of which was under the program announced on June 7, 2012, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares that May Yet Be Purchased Under the Plans (A)
July 1, 2013 - July 31, 2013	—	—	$67,511
August 1, 2013 - August 31, 2013	308.8	$15.83	$62,623
September 1, 2013 - September 30, 2013	727.5	$13.86	$52,542
Total	1,036.3	$14.45	$52,542

(A) The Company is subject to certain covenants under the Indenture governing the 7.875% Senior Notes due 2021 which may restrict the ability of the Company to repurchase shares.

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

3.3
Amended and Restated Bylaws of Coeur Mining, Inc., effective as of September 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 30, 2013).

10.1
Amended and Restated Executive Severance Policy of Coeur Mining, Inc. (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.2
Agreement and General Release dated September 16, 2013 between Coeur Mining, Inc. and Donald J. Birak (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.3
Agreement and General Release dated September 19, 2013 between Coeur Mining, Inc. and Luke Russell (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.4	Amended and Restated 2003 Long-Term Incentive Plan of Coeur Mining, Inc., effective as of October 1, 2013.*

10.5	Form of Restricted Stock Award Agreement.*

10.6	Form of Incentive Stock Option Award Agreement.*

10.7	Form of Nonqualified Stock Option Award Agreement.*

10.8	Form of Performance Unit Agreement.*

10.9	Form of Performance Share Agreement.*

10.10	Form of Cash-Settled Stock Appreciation Rights Award Agreement.*

31.1	Certification of the CEO

31.2	Certification of the CFO

32.1	Certification of the CEO (18 U.S.C. Section 1350)

32.2	Certification of the CFO (18 U.S.C. Section 1350)

95.1	Mine Safety Disclosure Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coeur Mining, Inc.
(Registrant)

Dated	November 6, 2013	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	November 6, 2013	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 6, 2013	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)