Form 10-K
period 2013-12-31
Coeur Mining, Inc.
filed 2014-02-26
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8641
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
104 S. Michigan Ave. Suite 900 Chicago, IL (Address of principal executive offices)	60603 (Zip Code)
Registrant’s telephone number, including area code: (312) 489-5800
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange/Toronto Stock Exchange
Warrants Exercisable for Common Stock (expiring April 16, 2017)	New York Stock Exchange/Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
$1,347,701,848
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 21, 2014, 103,100,303 shares of Common Stock, par value $0.01 per share
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur” or “the Company”) is a large primary silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; development projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, and Chile. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine, each of which is operated by the Company, and Coeur Capital, primarily comprised of the Endeavor silver stream and other precious metal royalties, constitute the Company’s principal sources of revenues.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s most significant operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), which operates the underground and surface Palmarejo silver and gold mine in Mexico. The Palmarejo mine began shipping silver/gold doré in April 2009. Palmarejo produced 7.6 million ounces of silver and 116,536 ounces of gold in 2013. On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. Royalty payments made beyond the minimum obligation of 400,000 ounces of gold are payable when the market price per ounce of gold is greater than $400, subject to a 1% annual inflation compounding adjustment which commenced January 21, 2013. A total of 140,931 ounces of gold remain outstanding at December 31, 2013 under the minimum royalty obligation. The Company controls a large land position around its existing operations.

•
Coeur owns 100% of Empresa Minera Manquiri S.A. ("Manquiri"), a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in June 2008. San Bartolomé produced 5.9 million ounces of silver during 2013.

•
Coeur owns 100% of Coeur Alaska, Inc. ("Coeur Alaska"), which owns the Kensington mine, an underground gold mine located north of Juneau, Alaska. The Kensington mine began commercial production in July 2010. Kensington produced 114,821 ounces of gold in 2013.

•
Coeur owns 100% of Coeur Rochester, Inc. ("Coeur Rochester"), which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. The Company completed construction of a new leach pad and related infrastructure in the fourth quarter of 2011. Rochester produced 2.8 million ounces of silver and 30,860 ounces of gold in 2013.

•
Coeur owns 100% of Coeur Capital, Inc. (“Coeur Capital”), which holds the Company's streaming and royalty interests, along with its portfolio of strategic equity investments. Coeur Capital currently holds the Endeavor silver stream, acquired in May 2005 for $44.0 million, which consists of all silver production and reserves (up to 20.0 million payable ounces) contained at the Endeavor mine in New South Wales, Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine, which has been in production since 1983. Endeavor produced 0.7 million ounces of silver in 2013. Coeur Capital also holds a tiered royalty on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% net smelter royalty (“NSR”), a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador and a 2.0% NSR on Mandalay Resources Corp.’s Cerro Bayo mine in Chile.

•
In April 2013, the Company completed its acquisition of Orko Silver Corp. (“Orko”), which holds the La Preciosa silver-gold project in Durango state, Mexico. On July 8, 2013, the Company announced results of a preliminary economic assessment (“PEA”) for the La Preciosa project and the Company has commenced a feasibility study for the project that it expects will be completed in mid-2014.

•
Coeur owns 100% of the Joaquin silver and gold development project located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in November 2007. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, and has recently commenced work on detailed drilling and other technical, economic and environmental programs which it expects will ultimately lead to completion of a feasibility study, subject to political conditions in Argentina, among other factors.

•	Coeur owns 100% of Coeur Argentina S.R.L., which operated the underground silver and gold Martha mine located in Santa Cruz, Argentina. Mining operations ceased in September 2012.

SILVER AND GOLD PRICES
The Company’s operating results are substantially dependent upon the market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) and gold (PM fixing price as reported by the London Gold Market Fixing Limited) per ounce during the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	High	Low	High	Low	High	Low
Silver	$32.31	$18.70	$36.88	$26.39	$48.55	$26.77
Gold	$1,694	$1,192	$1,792	$1,540	$1,895	$1,319
MARKETING
All of the Company's mining operations produce silver and gold in doré form except for the Kensington mine, which produces a gold concentrate. The Endeavor mine, in which Coeur Capital holds a silver stream, produces a silver concentrate. The Company refines its precious metals doré and concentrates using a geographically diverse group of third party refiners and smelters in Switzerland, Japan, Australia, Germany, China, and the United States.
The Company markets its doré to bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and other financial institutions. The Company currently has eight trading counterparties and the sales of metals to these companies amounted to approximately 72%, 91%, and 82% of total metal sales in 2013, 2012 and 2011, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
Sales of silver and gold concentrates to third party smelters amounted to approximately 28%, 9%, and 18% of total metal sales for the years ended December 31, 2013, 2012 and 2011, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.
HEDGING ACTIVITES
The Company’s strategy is to provide stockholders with leverage to changes in silver and gold prices by selling silver and gold production at market prices. The Company has entered into derivative contracts to protect the selling price for certain anticipated silver and gold production and to manage risks associated with foreign currencies. For additional information see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 12 -- Derivative Financial Instruments in the notes to the consolidated financial statements.
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
Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2013, $57.5 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $1.0 million was accrued at December 31, 2013. These amounts are included in reclamation and mine closure liabilities on the consolidated balance sheet.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations and tailings and waste disposal areas in Alaska and Nevada under the Clean Water Act (“CWA”) and state law equivalents. Air emissions are subject to the Clean Air Act and its state equivalents as well. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in federal or state laws or regulations could have a materially adverse effect upon the Company and its results of operations.
Proposed Mining Legislation
A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. See "Item 1A. Risk Factors - Third parties may dispute the Company's unpatented mining claims, which could result in the discovery of defective titles and losses affecting its business" and Note 20 -- Commitments and Contingencies in the notes to the consolidated financial statements. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended, under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of the Company’s U.S. operations could be materially adversely affected. In addition, the Forest Service and the Bureau of Land Management have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.
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
Foreign Government Regulations
Bolivia, where the San Bartolomé mine is located, and Mexico, where the Palmarejo mine and the La Preciosa project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé and Palmarejo mines, and has received all permits necessary for its exploration activities at the La Preciosa project.
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
The Company does not directly hold any interest in mining properties in Australia. However, the Company has purchased CBH Resources Limited's ("CBH") silver reserves at the Endeavor mine. CBH is responsible for the mining operation and compliance with government regulations and the Company is not responsible for compliance. The Company is however at risk for any production stoppages resulting from non-compliance. CBH’s mining property is subject to a range of state and federal government laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title laws and regulations recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters and may restrict mining and exploration activity and/or result in additional costs. CBH is required to deal with a number of governmental departments in connection with the development and exploitation of its mining property. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which CBH is subject in Australia.
Maintenance of Claims
Bolivia
The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying owner of all of the mining rights relating to the San Bartolomé mine. COMIBOL’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment to several Potosí cooperatives. The cooperatives have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts. In addition to those agreements with the cooperatives, Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see "Item 2. Properties -- Silver and Gold Mining Properties, Bolivia-San Bartolomé."
Mexico

In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining which belongs to the Ministry of Economy of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including ejidos, villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year, evidencing previous calendar year mining investment and works. Annual reports, detailing production results, must be submitted by January 30 for each concession bearing production and all concessions over six years of age. Biannual mining duties are payable in January and July of each year and, beginning in 2014, holders of mining concessions must pay annually and no later than the last business day of March a special mining fee based on 7.5% of the income before interest and certain other permitted deductions derived from the transfer or sale of minerals, plus 0.5% of gross revenues from sales of gold, silver and platinum. Failure to pay any of these duties and submit the required reports could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, such as filing technical reports and ground support.
United States
At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law it is necessary to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $140 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in the Mining Law. In addition, Nevada holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. For unpatented claims in Alaska, the Company is required to pay a variable, annual rental fee based on the age of the claim and must perform annual labor or make an annual payment in lieu of annual labor. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes. See "Item 1A. Risk Factors - Third parties may dispute the Company's unpatented mining claims, which could result in the discovery of defective titles and losses affecting its business".
Argentina
Minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing an exploration concession ("Cateo"), which gives exclusive prospecting rights for the requested area for a period of time, generally up to three years. The maximum size of each Cateo is 10,000 hectares; a maximum of 20 Cateos, or 200,000 hectares, can be held by a single entity in any one province.
The holder of a Cateo has exclusive right to establish a discovery concession ("Manifestacion de Descubrimiento" or “MD”) on that Cateo, but MDs can also be set without a Cateo on any land not covered by another party's Cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery — up to 840 hectares for a vein MD or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. A MD can be upgraded to an exploitation concession ("Concesion de Explotacion or "Mina"), which gives the holder the right to begin commercial extraction of minerals.

Australia
At the Endeavor mining property in Australia operated by CBH, operations are conducted on designated mining leases issued by the relevant state government mining department. Mining leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, according to public sources, CBH holds a range of exploration titles and permits, which are also issued by the respective state government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs on the leases to maintain title. In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations.
Chile
The State of the Republic of Chile recognizes the free availability for concession purposes of all mineral substances, both metal and non-metal, with the exception of liquid or gaseous hydrocarbons. Mining concessions are always established by the court with no decision-making action by any other authority, avoiding in this way the discretionary interference of administrative authorities. Preference for establishing a concession is given to the first person to submit the necessary application to the court. Any Chilean or foreign person may establish and acquire mining concessions. The holder's title to the mining concession is protected by the constitutional (warrant) guarantee of proprietary rights. Chilean legislation provides for two kinds of concessions: (i) the exploration concession, which remains in effect for two years and may be extended for another two year period, provided at least half the area thereof is surrendered; and (ii) the exploitation concession which is perpetual. In order to maintain the exploration and exploitation concession, an annual tax is payable to the government before March 31 of each year in the approximate amount of $1.60 and $8.00 per hectare, respectively.
EMPLOYEES
The number of full-time employees of the Company at December 31, 2013 was:

U.S. Corporate Staff and Office	75
Rochester Mine	275
Kensington Mine	302
Argentina Exploration	7
La Preciosa Property	37
San Bartolomé Mine/Bolivia(1)	349
Palmarejo Mine/Mexico	922
Total	1,967
_______________________________________

(1)
The Company maintains a labor agreement in South America with Sindicato de Trabajadorés Mineras de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement is in effect for 2014. At December 31, 2013, approximately 10.4% of the Company’s worldwide labor force was covered by collective bargaining agreements.

EXPLORATION STAGE MINING PROPERTIES
The Company has interests in exploration stage properties located in the United States, Chile, Argentina, Bolivia, and Mexico with no mineable ore reserves.
BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed and operated a strong portfolio of operating mines since its founding in 1928. The Company is a large primary silver producer with significant gold production. In 2013, it produced 17.0 million ounces of silver and 262,217 ounces of gold at cash costs of $9.84 per ounce of silver and $950 per ounce of gold. The Company has established strong production at three wholly-owned, long lived mines including San Bartolomé, Palmarejo, and Kensington. In addition, the Company continues to expand production at its Rochester mine.

Silver Production                        Gold Production
Operating and commodity diversity: The Company's silver and gold is produced at five operating mines located in four countries. The Company operates the Palmarejo silver and gold mine in Mexico, the San Bartolomé silver mine in Bolivia, the Kensington gold mine in Alaska, and the Rochester silver and gold mine in Nevada. In addition, the Company has a non-operating interest in the Endeavor silver and base metal mine in Australia. The Company also owns the La Preciosa and the Joaquin silver and gold development projects in Mexico and Argentina, respectively. The Company's metal sales breakdown by operating mine and metal is set out below:
2013 Silver Sales by Mine (millions of ounces)              2013 Gold Sales by Mine (ounces)
Experienced management team
The Company has built a high caliber management team of devoted professionals with extensive mining industry expertise. President and Chief Executive Officer, Mitchell Krebs, Senior Vice President and Chief Financial Officer, Peter Mitchell, Senior Vice President and Chief Operating Officer, Frank Hanagarne, and Senior Vice President and Chief Development Officer, Joe Phillips, each has significant experience in the mining industry. The board of directors also brings diverse industry backgrounds and considerable professional experience to the Company.
Capitalizing on prior development program
The Company has invested significant capital in commissioning three large mines at the San Bartolomé, Palmarejo and Kensington properties and the expansion of the Rochester mine, with development capital substantially complete at these mines. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine, each operated by the Company, and the Endeavor mine, operated by a non-affiliated party, constituted the Company’s principal sources of mining revenues in 2013. The following table sets forth information regarding the percentage contribution to the Company’s total revenues by the sources of those revenues during the past five years, excluding discontinued operations:

	Coeur Percentage Ownership at December 31,	Percentage of Total Revenues For The Years Ended December 31,
Mine/Location	2013	2013	2012	2011	2010	2009
Palmarejo Mine, Mexico	100%	43%	49%	50%	45%	30%
San Bartolomé Mine, Bolivia	100%	19	20	26	28	38
Kensington Mine, United States	100%	20	12	15	4	—
Rochester Mine, United States	100%	16	15	6	11	15
Martha Mine, Argentina	100%	—	2	1	10	15
Coeur Capital(1)	100%	2	2	2	2	2
		100%	100%	100%	100%	100%

(1)	Consists primarily of revenues from mineral interests in the Endeavor mine in Australia.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding mineral reserve and mineralized material estimates, exploration and development efforts, production results, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual production, operating schedules, results of operations, ore reserve and resources could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves and future production, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the absence of control over mining operations in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks and changes in mine plans and project parameters); (x) the loss of any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Reserves, Resources and Mineralized Material

Coeur Mining, Inc. is subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves according to two different standards.  Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”).  The definitions of NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum.  U.S. reporting requirements, however, are governed by the SEC’s Industry Guide 7 (as interpreted by the SEC, “Guide 7”).  Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions.  Under Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

In our public filings in Canada and in certain other announcements not filed with the SEC, we disclose measured, indicated and inferred resources, each as defined in NI 43-101, in addition to our mineral reserves.  U.S. investors are cautioned that, while the terms “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” are recognized and required by Canadian securities laws, Guide 7 does not recognize them.  The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore U.S. investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into Guide 7 compliant reserves.  The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category.  Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

In this Annual Report on Form 10-K and in our other filings with the SEC, we modify our estimates made in compliance with NI 43-101 to conform to Guide 7 for reporting in the United States.  In this Form 10-K, we use the term “mineralized material” to describe mineralization in mineral deposits that do not constitute “reserves” under U.S. standards.  “Mineralized material” is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report "mineralized material" in tonnage and average grade without reference to contained ounces.  We provide disclosure of mineralized material to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.  We caution you not to assume that all or any part of mineralized material will ever be converted into Guide 7 compliant reserves.

Technical Reports and Qualified Persons

As required by Canadian securities laws, we hereby notify Canadian investors that the scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by a “qualified person” under NI 43-101, namely our Vice President, Technical Services, W. David Tyler.  For a description of the key assumptions, parameters and methods used to estimate mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other relevant factors, Canadian investors may view technical reports prepared for each of our properties as filed on SEDAR at www.sedar.com.  Neither the technical reports nor the statements of any qualified person filed with the Canadian securities regulatory authorities are included in, or incorporated by reference in, this Form 10-K.  Because the definitions and standards of NI 43-101 differ from those of Guide 7, investors are cautioned that information contained in reports prepared pursuant to NI 43-101, like the technical reports, may not be comparable to similar information that we can disclose in this Form 10-K or the other reports we file with the SEC.

AVAILABLE INFORMATION

The Company maintains an Internet website at http://www.coeur.com. Coeur makes available, free of charge, on or through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the "SEC"). Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance, and Environmental, Health, Safety, and Social Responsibility Committees) and its Code of Business Conduct and Ethics , applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others, are available at the Company’s website http://www.coeur.com. Information contained on the Company’s website is not a part of this report.

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
Silver and gold are commodities, and their prices are volatile. During the twelve months ended December 31, 2013, the price of silver ranged from a low of $18.70 per ounce to a high of $32.31 per ounce, and the price of gold ranged from a low of $1,192 per ounce to a high of $1,694 per ounce. During the fourth quarter of 2013, the price of silver ranged from a low of $19.10 per ounce to a high of $23.03 per ounce, and the price of gold ranged from a low of $1,195 per ounce to a high of $1,361 per ounce. The closing market prices of silver and gold on February 21, 2014 were $21.72 per ounce and $1,323 per ounce, respectively.
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
Since the beginning of 2011, the Company has made strategic minority investments in eight silver and gold development companies in North and South America. The value of these investments depends significantly on the market prices of silver and gold. The value of these investments has declined, and the Company cannot assure that the value of these investments, or the value of future investments it may make in other development companies, will not decline further. Declines in the value of these investments could adversely affect the Company's financial condition.

A significant and sustained decline in gold and silver prices during 2013 caused the Company to write down its long-lived assets and, in the future such declines could cause one or more of the Company’s mining properties to become unprofitable, which could require the Company to record additional write-downs of long-lived assets. Such write-downs may adversely affect the Company’s results of operations and financial condition.

The Company reviews its long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360 (“ASC 360”). Under that standard, the Company reviews the recoverability of the cost of its long-lived assets, such as its mining properties, upon a triggering event. Such review involves the Company estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. The Company conducts a review of the financial performance of its mines in connection with the preparation of its financial statements for each reported period and determines whether any triggering events are indicated.

The Company’s assessment of the recoverability of its long-lived assets as of December 31, 2013 under ASC 360 indicated that a write-down of its long-lived assets at December 31, 2013 of approximately $773 million was required. This non-cash write-down resulted in an impairment charge in the Company's statement of comprehensive income (loss) and reduced the carrying value of mining properties and property, plant and equipment on the Company’s balance sheet. See Note 4 -- Write-Downs in the notes to the Consolidated Financial Statements for further detail.

If there are further significant and sustained declines in silver and gold prices or if the currently low silver or gold prices remain at such prices, or if the Company fails to control production and operating costs or realize the mineable ore reserves at its mining properties, the Company may terminate or suspend mining operations at one or more of its properties. These events could require a further write-down of the carrying value of the Company’s assets. Any such actions would adversely affect the Company’s results of operations and financial condition.

The Company may record other types of additional mining property charges in the future if it sells a property for a price less than its carrying value or has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any such additional write-downs of mining properties could adversely affect the Company’s results of operations and financial condition.

The Company’s use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark-to-market accounting adjustments and exposure to counterparty credit risk.

From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of its products and changes in the price of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other contracts. Any such use of forward or futures contracts can expose the Company to risk of an opportunity loss. The use of derivative contracts may also result in significant mark-to-market accounting adjustments, which may have a material adverse impact on reported financial results. The Company is exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of non-performance in connection with a contract, the Company could be exposed to a loss of value for that contract.
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

The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities (including indigenous peoples) and other stakeholders in its operating locations. The Company believes its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other community benefits associated with ongoing payment of taxes. In addition, the Company seeks to maintain its partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding the Company’s ongoing efforts, local communities and stakeholders can become dissatisfied with its activities, which may result in civil unrest, protests, direct action or campaigns against it. Any such occurrences could materially and adversely affect the Company’s financial condition, results of operations and cash flows.
The Company's operations outside the United States also expose it to economic and operational risks.
The Company's operations outside the United States also expose it to economic and operational risks. Local economic conditions can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of the Company's foreign operations, including drug-cartel related violence in Mexico, could adversely affect the Company's ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to personnel and property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows. The Company sells gold and silver doré in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could adversely affect results of operations.
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
The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company's results of operations and financial position may be adversely affected by inaccurate estimates.
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

The Company’s estimates of future production are imprecise, depend upon subjective factors and may not be realized in actual production and such estimates speak only as of their respective dates.

The Company has in the past, and may in the future, provide estimates and projections of its future production. Any such information is forward-looking. Such estimates are made by the Company’s management and technical personnel and depend on numerous assumptions, including assumptions about the availability, accessibility, sufficiency and quality of ore, the Company’s costs of production, its ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits and its compliance with existing and future laws and regulations. Actual results and experience may differ materially from these assumptions. Any such production estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

For instance, in the Company’s Form 10-Q for the three months ended September 30, 2013, the Company provided production estimates under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Production Outlook Detail.” Such information included estimates of expected silver and gold production through 2016. These estimates were based on mine plans and other assumptions existing at such time, which mine plans and assumptions change from time to time. The Company has not updated such projections for years other than 2014 for new or different information arising after September 30, 2013, and therefore the Company cannot assure you that such estimates continue to be accurate or that it would provide the same estimates as of the date of this report. See “Cautionary Statement Concerning Forward-Looking Statements.”
Forward sales and royalty arrangements can result in limiting the Company's ability to take advantage of increased metal prices while increasing its exposure to lower metal prices.
The Company has in the past entered into, and may in the future enter into, arrangements under which it has agreed to make royalty or similar payments to lenders or other third parties in amounts that are based on expected production and price levels for gold or silver. The Company enters into such arrangements when it concludes that they provide it with necessary capital to develop a specific mining property on favorable terms or to achieve other business objectives. Royalty or similar payment obligations, however, can limit the Company's ability to realize the full effects of rising gold or silver prices and require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.
The Company's future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of December 31, 2013, the Company had a total of approximately $382.5 million of outstanding indebtedness, which includes $73.9 million for future estimated royalty payments on gold production at Palmarejo. The liabilities associated with such royalty payments increase as the price of gold increases. The Company's ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company's results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.
The Company's future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.

Because mines have limited lives based on proven and probable ore reserves, an important element of the Company's business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. During 2011, the Company successfully constructed a new leach pad at the Company's Rochester mine. Development of other major mining properties at Palmarejo, San Bartolomé and Kensington has been substantially completed. Since December 2012, the Company has owned 100% of the Joaquin silver- gold development project located in the Santa Cruz province of southern Argentina. As a result of its acquisition of Orko Silver Corp. (now Coeur La Preciosa Silver Corp.) in April 2013, the Company also holds the La Preciosa silver-gold project in the state of Durango, Mexico. The Company's ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and developing or acquiring new mining properties. Both strategies are inherently risky, and the Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.

While it is the Company's practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests that it may acquire may not be developed profitably. If profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing stockholders. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may negatively affect results of operations.

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

The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; completion of favorable feasibility studies; issuance and maintenance of necessary permits; and receipt of adequate financing.. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

In addition, development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, the Company's financial condition, results of operations and cash flows may be negatively affected.
The Company might be unable to raise additional financing necessary to meet capital needs, conduct business, make payments when due or refinance debt.
The Company might need to raise additional funds in order to meet capital needs, implement its business plan, refinance debt or acquire complementary businesses or products. Any required additional financing might not be available on commercially reasonable terms, or at all. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.
The Company’s newly acquired silver-gold project, La Preciosa, is subject to significant development, operational and regulatory risks.
As a development phase project, La Preciosa is subject to numerous risks. These risks include uncertainty as to the development of the La Preciosa project in accordance with current expectations or at all, and the ultimate extent, quality, grade and mineability of mineralization. Further, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame. The recently completed preliminary economic assessment, or PEA, for the La Preciosa project does not have sufficient certainty to constitute a pre-feasibility study or a feasibility study. The PEA includes mineralized material that is considered too speculative geologically to have economic considerations applied to it that would enable the material to be categorized as proven and probable reserves. The Company cannot assure that the results reflected in the PEA will be realized or that it will ever be in a position to identify proven and probable reserves at the La Preciosa project. In particular, the PEA uses estimated capital costs and operating costs which are based on factors including tonnage and grades of metal expected to be mined and processed and expected recovery rates, none of which has been completed to a pre-feasibility study or a feasibility study level. While the Company is currently conducting a feasibility study on the La Preciosa project, the ultimate identification of proven and probable reserves will depend on a number of factors, including the attributes of the deposit (including size, grade, geological formation and proximity to infrastructure), metal prices, government regulations (including regulations pertaining to taxes, royalties, land use, international trade and permitting) and environmental protections. It is possible that proven and probable reserves will never be identified at the La Preciosa project, which would inhibit the Company’s ability to develop the La Preciosa project into a commercial mining operation. In addition, following completion of the feasibility study, the Company may determine not to proceed with project construction.
The Company plans to configure and design the La Preciosa project as a large-tonnage, open pit operation in an effort to maximize annual production and mine life. However, the Company may be unable to obtain the permits required for this design scope, or may be unable to complete the design in a manner that complies with environmental laws. Further, geological or technological impediments to extraction and processing may render the engineering impracticable or uneconomic.
As a result of these and related risks, future estimates of or actual cash operating costs and economic returns of the La Preciosa project may materially differ from these estimated costs and returns for this project, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.
A significant delay or disruption in sales of concentrates as a result of the unexpected discontinuation of purchases by smelter customers could have a material adverse effect on results of operations.
The Company currently markets silver and gold concentrates to third-party smelters and refineries in China and Japan. The loss of any one smelter could have a material adverse effect on the Company if alternative smelters and refineries were unavailable. The Company cannot ensure that alternative smelters or refineries would be available if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.
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
The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available to us or to other companies in the industry. Any liabilities that the Company incurs for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.
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
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that the Company currently or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in the Company's operations. The Company cannot assure that any such law, regulation, enforcement or private claim would not have a material adverse effect on its financial condition, results of operations or cash flows.
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
The Company relies on third parties who own, maintain and operate the mines underlying its royalty and streaming assets.
The Endeavor mine is owned, maintained and operated by Cobar, a wholly owned subsidiary of CBH. However, pursuant to a silver sale and purchase agreement, the Company’s wholly owned subsidiary, CDE Australia Pty. Ltd. (“CDE Australia”), has acquired all silver production and reserves at the Endeavor mine, up to a total of 20.0 million payable ounces. CDE Australia has agreed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus 50% of the amount by which the silver price exceeds $7.00 per ounce, subject to annual adjustments for inflation. In addition, the Company currently holds a tiered royalty on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% NSR, a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador and a 2.0% NSR on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and plans to acquire additional royalty and streaming interests in the future.
The Company relies on third parties to own, maintain and operate the mining projects underlying its royalty and streaming interests, which exposes it to substantial counterparty risk. These third parties may fail to adequately or appropriately operate or maintain their respective projects or may be unable or unwilling to fulfill their obligations under their agreements with the Company.

The Company cannot ensure that each of these third parties will not suffer financial hardship, will continue as a going concern or will not enter bankruptcy or otherwise liquidate. Any such event could expose the Company to significant costs and could limit the amounts, if any, the Company could recover in any proceeding against any such third party for breach of their agreement with the Company. There can be no assurance that the silver or gold production from any of these mining operations will meet forecasted production targets. At any time, any of the owners or operators of these mining operations may decide to suspend or discontinue operations. In addition, the owners or operators of projects that are not yet operational in which the Company may hold royalty or streaming interests may decide to delay or not to proceed with commencing commercial production.
Any failure, inability or refusal of a counterparty to meet its obligations to the Company under these royalty or streaming arrangements could have a material adverse effect on the Company’s business, results of operations or financial condition.
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
An environmental organization, Great Basin Resource Watch (“GBRW”) has brought an administrative appeal challenging the Bureau of Land Management's approval in October 2010 of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. However, because GBRW did not seek a stay of the BLM's decision, operations have been proceeding as approved during the IBLA proceeding. The Company cannot predict the outcome of the appeal or what effect, if any, an adverse ruling may have on current operations. If an adverse ruling is issued, the Company may be required to update the permitting for the current operations at Rochester.
The Company's operations in Bolivia are subject to political risks.
The Bolivian government adopted a new constitution in early 2009 that strengthened state control over key economic sectors such as mining. In connection with the 2009 constitution, the government of Bolivia announced a restructuring of the mining law. A commission was established in March 2011 to finalize the mining law updates. In July 2013, the commission officially presented to the Bolivian government a draft of a new mining law. The new law has not yet been approved, and the Bolivian government continues to analyze the draft law with various governmental entities. The Company has been assessing the potential effects of the proposed legislation on its Bolivian operations but any effects remain uncertain until the law is enacted. The law is expected to regulate taxation and royalties and to provide for contracting with the government rather than concession holding. The revised mining law is expected to be enacted in 2014. The Company cannot assure that its operations at the San Bartolomé mine will not be affected by the current political environment in Bolivia.
At this time, pending the enactment of the new mining law, companies are operating under Law No. 403 of September 18, 2013, and its regulatory Supreme Decree, which established cause for the reversion of mining rights under Bolivia’s Special Transitory Authorizations and Mining Contracts. Under Law No. 403, if the Ministry of Mines verifies that a person with mining rights has not initiated mining activities or developed the mining rights, the Ministry of Mines will report to the Mining Jurisdictional Authority, in which case the Mining Jurisdictional Authority is designated to resolve the reversion of the mining rights, without prejudice to preexisting environmental liabilities. The contracts with the cooperatives are excluded from the application of Law No. 403.
On October 14, 2009, the Bolivian state-owned mining company, Corporación Minera de Bolivia (“COMIBOL”), announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of the Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Cooperative Reserva Fiscal, with which the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high-grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur in 2012. Mining in other areas above the 4,400 meter level continue to be suspended. The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company’s operations at the

Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force it to ultimately cease mining at such deposits. If COMIBOL objects to the Company’s mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
The Company's business depends on good relations with its employees.
The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past three years, two of the Company's mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on operations. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition.
As of December 31, 2013, unions represented approximately 10.4% of the Company's worldwide workforce, all of which were composed of workers at the San Bartolomé mine in Bolivia. The Company currently has a labor agreement at the San Bartolomé mine which is in effect for 2014. The Company cannot predict whether this agreement will be renewed, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.

Disputes regarding the Company's mining claims, concessions or surface rights to land in the vicinity of the Company’s mining projects, could adversely impact operations.

The validity of mining or exploration claims, concessions or rights, which constitute most of the Company’s property holdings, is often uncertain and may be contested. The Company has used commercially reasonable efforts, in accordance with industry standard, to investigate its title or claims to its various properties, however, no assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining claims, concessions or rights or that such exploration and mining claims, concessions or rights will not be challenged by third parties. Although the Company has attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice it does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of the Company's exploration and mining claims, concessions or rights could result in litigation, insurance claims and potential losses affecting its business as a whole. There may be challenges to the title of any of the claims comprising the Company's projects that, if successful, could impair development and operations. A defect could result in the Company losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates.

In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, ejidos (communal owners of land recognized by the federal laws in Mexico) control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in Mexico, some of these agreements may be subject to renegotiation. In Bolivia, we sublease surface rights from cooperatives, through a series of “joint venture” contracts. Changes to the existing agreements or leases or failure to reach agreement in any negotiations may have a significant impact on operations at the Company’s projects and may, on occasion, lead to litigation.

The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock and may materially and adversely affect the price of its common stock.
The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the Company's existing stockholders' equity ownership. The Company is authorized to issue, without stockholder approval, 10,000,000 shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. If the Company issues additional equity securities, the price of its common stock may be materially and adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

Kensington Mine
Rochester Mine
Palmarejo Mine
El Gallo Complex
La Preciosa Project
Zaruma Mine
San Bartolomé Mine
Endeavor Mine
Joaquin Project
Cerro Bayo Mine
LEGEND
Gold Mine
Silver Mine
Gold & Silver Mine
Feasibility Stage Project
Streaming & Royalty Interests

SILVER AND GOLD MINING PROPERTIES
Coeur Mining's significant production and development properties are described below. Operating statistics are presented in the section entitled "Operating Statistics" below.
Mexico — Palmarejo
The Palmarejo surface and underground silver and gold mine, and associated milling operation, owned and operated by Coeur Mexicana, is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.
Silver and gold production from Palmarejo was approximately 7.6 million ounces and 116,536 ounces in 2013, respectively. At December 31, 2013, we reported 41.7 million ounces of silver reserves and 568,620 ounces of gold reserves at Palmarejo.

The Company’s large property position at Palmarejo consists of 39 contiguous mining concessions totaling 30,471 acres (12,331 hectares) in size, located in the southeast part of the state of Chihuahua. Of the 39 concessions, 36 concessions consisting of 47 square miles (12,282 hectares) are owned 100% by Coeur Mexicana, and the remaining three concessions, representing 0.2 square miles (49 hectares) are partially owned (50 to 60%) by Coeur Mexicana. All of the Company’s ore reserves are located on concessions owned 100% by Coeur Mexicana. All concessions owned by Coeur Mexicana are valid until at least 2029. In addition to Palmarejo, the Company also owns 17 concessions, encompassing 20,845 acres (8,436 hectares) at the Yécora exploration-stage property, principally located in the state of Sonora, but which also extends into the state of Chihuahua, and two concessions covering 17,717 acres (7,170 hectares) at the La Guitarra exploration-stage property in Chihuahua, southeast of Palmarejo.
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
The gold and silver deposits at the Palmarejo mine, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the concessions which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to Palmarejo, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property, which are currently under development and exploration by the Company.
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. Royalty payments made beyond the minimum obligation of 400,000 ounces of gold are payable when the market price per ounce of gold is greater than $400, subject to a 1% annual inflation compounding adjustment which commenced January 21, 2013. A total of 140,931 ounces of gold remain outstanding at December 31, 2013 under the minimum royalty obligation.
Bolivia — San Bartolomé
The San Bartolomé silver mine, and associated milling operation, operated by Manquiri, a wholly-owned subsidiary of the Company, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and the Company’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí. Silver was first discovered in the area around 1545 A.D. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. The prior owner did not conduct any mining or processing of the surface ores at San Bartolomé.
Silver production from San Bartolomé was approximately 5.9 million ounces in 2013. At December 31, 2013, we reported 103.5 million ounces of silver reserves at San Bartolomé.
The silver mineralization at San Bartolomé is hosted in unconsolidated sediments (pallacos) and reworked sediments (sucus and troceras) and oxide stockpiles and dumps (desmontes) from past mining that occurred on the flanks of Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms and stockworks that occur in a northeast trending belt, which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos, sucus, and troceras with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits that are controlled by Coeur and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo, and Santa Rita.
The mineral rights for the San Bartolomé mine are held through joint venture and long-term lease agreements with several independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. Manquiri controls 47.93 square kilometers (11,578 acres) of land at San Bartolomé around Cerro Rico under contracts and concessions and approximately 37.45 square kilometers (8.95 acres) of concessions at the Rio Blanco property, a gold exploration target south of Potosí. The San Bartolomé lease agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. The rate is a factor of 75% of the silver price between $4 and $8. The Company has additional mining rights, known as the Plahipo project, which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. The Company incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $5.3 million and $7.1 million for the years ended 2013 and 2012, respectively.
USA — Kensington
The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company controls 100% of the Kensington mine through the Company's wholly owned subsidiary, Coeur Alaska, Inc. ("Coeur Alaska"). The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the project is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau.
Gold production from Kensington was 114,821 ounces in 2013. At December 31, 2013, we reported 983,000 ounces of gold reserves at Kensington.
Coeur Alaska controls two contiguous land groups: the Kensington and Jualin properties. The Kensington property consists of 51 private patented lode and mill site claims covering approximately 767 acres, 281 federal unpatented lode claims covering approximately 3,107 acres, and eight State of Alaska mining claims covering approximately 96 acres. The Company controls the Jualin Property, under a lease agreement with Hyak Mining Company, through the cessation of mining, so long as the Company makes timely payments pursuant to the lease agreement. Coeur also has a lease agreement with third parties for the lessors' interest in two patented lode claims located within the Jualin Property. The Jualin Property consists of 9 patented lode and mill site claims covering approximately 154 acres, 472 federal unpatented lode claims and one unpatented mill site claim covering approximately 7,935 acres and 21 State of Alaska mining claims covering approximately 346 acres. The Jualin Property also includes 233 acres of private surface estate, the severed minerals to which are owned by the State of Alaska and covered by 15 of the 21 State mining claims. The patented lode and mill site claims as well as the unpatented Federal and State claims provide Coeur Alaska with the mineral rights for the Kensington Mine. All of the Company’s Alaska ore reserves are located within the patented claims. The unpatented lode and mill site claims are maintained via annual filings and fees to the U.S. Bureau of Land Management (BLM), which acts as administrator of the claims. State claims are maintained via filings and fees to the Alaska Department of Natural Resources, Division of Mining, Land and Water and the Juneau Recorder’s Office. Real property taxes are paid yearly to the City and Borough of Juneau for the patented claims. Lease payments are paid annually and all leases are in good standing.
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
USA — Rochester
The Rochester mine and associated heap leach facilities is an open pit silver and gold mine located in Pershing County, Nevada, which is located approximately 25 miles of paved and all-weather gravel road northeast of the town of Lovelock. The Company owns 100% of the Rochester Mine through the Company’s wholly owned subsidiary, Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of Rochester.
Silver and gold production from Rochester was approximately 2.8 million ounces and 30,860 ounces in 2013, respectively. At December 31, 2013, we reported 101.4 million ounces of silver reserves and 681,000 ounces of gold reserves at Rochester.
Coeur Rochester holds 530 U.S. Federal unpatented claims and 21 patented claims, together with interests and rights in and to private lands, totaling approximately 10,836 acres. A third party has a net smelter royalty on production from certain claims pursuant to a claims dispute settlement. See Note 20 -- Commitments and Contingencies for discussion of the settlement.
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

At Rochester, silver and gold mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, silver-bearing tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets (vein, vein swarms and stockworks) with variable amounts of pyrite.
The Company is obligated to pay a net smelter royalty to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $23.60 per ounce indexed for inflation up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty (income) expense was ($1.5) million, $3.5 million, and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Coeur Rochester entered into a Net Smelter Returns Royalty Agreement (the “NSR Agreement”) dated June 27, 2013. Under the NSR Agreement, Coeur Rochester granted, sold, transferred, and conveyed a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester Mine (including stockpile ore, mineral processing facilities and mining claims located in the Sections set forth in the NSR Agreement) commencing January 1, 2014, payable in cash on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received at the time of sale (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the Rochester Mine.
COEUR CAPITAL - STREAMING AND ROYALTY INTERESTS
Australia — Endeavor
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
Silver production from Endeavor was approximately 0.7 million ounces in 2013. At December 31, 2013, we reported 8.8 million ounces of silver ounces at Endeavor.
The Endeavor mine has been in production since 1983 and is owned and operated by CBH. On May 23, 2005, CDE Australia Pty. Ltd. (“CDE Australia”), a wholly-owned subsidiary of Coeur Capital, acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine, for $44.0 million including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. In addition, CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver (indexed annually and currently $1.25 an ounce) plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. This amount was capitalized as a cost of the mineral interests acquired and is being amortized using the units of production method. The Company is not required to contribute to ongoing capital costs at the mine.
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
The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Silver recovery averaged approximately 45.6% in 2013 and 41.0% in 2012. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition by CBH through a regular preventive maintenance program with periodic improvements as required.
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
Mexico — El Gallo
The El Gallo/Magistral complex is operated by McEwen Mining and is located in Mexico’s Sinaloa State, along the foothills of the Sierra Madre Mountains. The complex includes the El Gallo and Palmarito silver deposits and the Magistral gold deposit, located within an eight mile (13 kilometer) radius. The Company, through its wholly-owned subsidiary Coeur Capital, owns a tiered royalty on the mine's production for the life of mine, currently paying a 3.5% net smelter royalty.
Ecuador — Zaruma

The Zaruma gold mine is operated and developed by Dynasty Metals & Mining and is located in the cantons of Zaruma and Portovelo, Province of El Oro, Ecuador. The mine is in pre-commercial production, with processing of ore to doré occurring at a processing plant located in Zaruma, Ecuador. The Company, through its wholly-owned subsidiary Coeur Capital, owns a 1.5% net smelter royalty on the mine's production for the life of mine.
Chile — Cerro Bayo
The Cerro Bayo underground silver-gold mine is operated by Mandalay Resources and is located in southern Chile, approximately 81 miles (130 kilometers) south of Coyhaique. The Company, through its wholly-owned subsidiary Coeur Capital, owns a 2.0% net smelter royalty on the mine's production for the life of mine.
DEVELOPMENT AND NON-PRODUCING PROPERTIES
Mexico — La Preciosa

On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (since renamed Coeur La Preciosa Silver Corp.), which owns the mining rights to the La Preciosa project. La Preciosa is an advanced-stage silver and gold exploration project located approximately 52 miles (84 kilometers) northeast of the city of Durango in Durango State, Mexico. The La Preciosa property comprises 11 mining concessions, covering an area of 80,084 acres (32,409 hectares), located on the eastern flank of the Sierra Madre Occidental Mountain range.

The Company completed a preliminary economic assessment of the project in 2013 and continues to advance the project through a feasibility study, expected to be completed in mid-2014.

The Tertiary age epithermal quartz veins containing economic levels of silver and gold mineralization are hosted in Cretaceous age conglomerate and Tertiary age andesitic volcanic rocks. The veins at the La Preciosa have been classified as low- to intermediate-sulfidation type. Two major vein and vein breccia systems are exposed on hills and ridges on either side of an approximately 800 meter wide valley. The dominant geological feature on the Property is the northwest-trending La Preciosa Ridge which hosts the north-striking and westward-dipping main vein system, which includes the Martha, Abundancia, Gloria, Pica, Luz Elena, Sur, and Nueva veins. These veins are crosscut by east-striking, south-dipping transversal veins. The major vein breccia system to the east of La Preciosa Ridge on the eastern side of the valley floor includes the northwest striking Zona Oriente and Zona Oriente Extension, which is believed to be the surface expression of the Martha vein.
Argentina — Joaquin Mine
The Joaquin silver and gold development project (the "Joaquin Project") is located in the Santa Cruz province of southern Argentina approximately 43 miles (70 kilometers) north of the Company's Martha mine. The property is accessed by all weather dirt roads, leading north-northeast from the town of Gobernador Gregores.
The Joaquin property encompasses over 70,325 acres (28,459 hectares) of exploration concessions ("Cateos") and discovery concessions ("MDs").
In November 2006, the Company entered into an exploration and joint venture agreement with Mirasol Resources Ltd., for two properties termed Joaquin and Sascha (under terms of the agreement, the Company terminated its option interest in Sascha). In November 2007, the Company commenced exploration on the Joaquin property. Since that time the Company has defined silver and gold mineralization in two deposits at Joaquin, La Negra and La Morocha, and has commenced work on detailed drilling and other technical, economic and environmental programs, which it expects will lead to completion of a feasibility study, subject to political conditions in Argentina, among other factors. On December 21, 2012, the Company completed its acquisition of the equity interests of Mirasol Argentina SRL in exchange for a total of approximately 1.3 million shares of Coeur common stock valued at $30.0 million, a total cash payment of approximately $30.0 million and assumption of liabilities of $0.1 million. Coeur previously held a 51% interest in the project.  The transaction was accounted for as a purchase of mineral interests since Joaquin is considered to be in the development stage.
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
Argentina — Lejano Project
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
The Lejano property encompasses over 82,000 acres (33,282 hectares) of exploration concessions within three groups of concessions and several exploration targets, including Cisne, Cerro Armando and Ciclon. In 2002 the Company acquired its initial interest in the Lejano area from Yamana S.R.L. as part of its purchase of the Martha mine and other properties in the province. The Company also controls other concessions in the Lejano area.
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
Argentina — Martha Mine
The Martha underground silver and gold mine is located in the Santa Cruz province of southern Argentina, owned by Coeur Argentina S.R.L., a wholly owned subsidiary of the Company. The Martha mine ceased active mining operations in September 2012.
The mineral rights for the Martha property are fully owned by Coeur Argentina S.R.L. Mineral rights owned by Coeur Argentina S.R.L. in the Santa Cruz province (excluding Joaquin) total 166 square miles (43,214 hectares) of Cateos, 275 square miles (71,281 hectares) of MDs, and 3 square miles (774 hectares) of Cateos. Concessions do not have an expiration date, subject to required annual fees and continued compliance with pertinent Articles of the Mining Code. Surface rights covering the Martha deposit are controlled by the 138 square mile (35,705 hectare) Cerro Primero de Abril Estancia, which is owned by Coeur Argentina S.R.L.
EXPLORATION AND DEVELOPMENT ACTIVITY
Exploration expenditures of $22.4 million, $26.3 million and $19.1 million were incurred by the Company in 2013, 2012 and 2011, respectively. Coeur's exploration program completed over 605,817 feet (184,653 meters) of combined core and reverse circulation drilling in 2013. Total exploration spending for 2014 is expected to be $13 - $18 million.
Mexico — Palmarejo
Exploration in 2013 was focused primarily around the Palmarejo surface and underground mines. A total of $7.1 million was spent in 2013 on mapping, sampling, drill target generation and drilling to identify and define new silver and gold mineralization. A total of 246,200 feet (75,042 meters) of drilling was completed, primarily around the current Palmarejo mine at the Guadalupe deposit, Las Animas, and El Salto zones. The Company expects to spend $9.7 million in 2014 for exploration activities at Palmarejo.

Bolivia - San Bartolomé
In 2013, the Company completed trenching and sampling at several silver-bearing gravel deposits to expand and define the known silver mineralization. The Company expects to spend $0.6 million in 2014 for follow-up trenching and sampling around San Bartolomé and for land holding costs.
USA — Kensington
Exploration in 2013 consisted of drilling 149,651 feet (45,614 meters) at Kensington. Definition and expansion of known mineralized zones was primarily focused in zones 10 and 50 of the main Kensington deposit, while discovery drilling was primarily focused on the Jualin area south of main Kensington and the Ann zone to the east. The Company expects to spend $6.2 million in 2014 for exploration activities at Kensington.
USA — Rochester
The Company conducted drilling programs focused on the expansion and definition of existing resources contained in stockpiles and in-situ mineralization in 2013 including Charlie, Limerick, North, and South, which amounted to 175,315 feet (53,436 meters) for the year. $4.4 million is planned for exploration in 2014, which will target in-situ mineralization over the full Rochester property.
Mexico — La Preciosa Project
Drilling at La Preciosa will commence in 2014, primarily focused on improving the mineralization model in conjunction with the ongoing feasibility study as well as testing areas of permitted land which have not been previously drilled. The Company expects to spend $1.3 million in 2014 at La Preciosa for exploration activities.
Argentina — Joaquin Project
Exploration in 2013 consisted of mineral title management, geologic mapping, sampling, geophysical and geochemical surveys, and drilling amounting to $2.8 million and the completion of 21,417 feet (6,528 meters) of core drilling. In 2014, the Company expects to spend $0.1 million at Joaquin for exploration activities.
Argentina — Lejano Project
Exploration in 2013 consisted of mineral title management, geologic mapping, sampling, geophysical and geochemical surveys, and drilling amounting to $1.4 million and the completion of 13,232 feet (4,033 meters) of core drilling. Expected exploration expense in 2014 for the Lejano area is $0.1 million.
OPERATING STATISTICS

	Palmarejo			San Bartolomé
	2013	2012	2011	2013	2012	2011
Production
Ore tons milled	2,322,660	2,114,366	1,723,056	1,679,839	1,477,271	1,567,269
Ore grade silver (oz./ton)	4.21	4.70	6.87	3.93	4.49	5.38
Ore grade gold (oz./ton)	0.06	0.05	0.08	—	—	—
Recovery/Ag oz (%)	77.7	83.0	76.4	90.0	89.5	88.9
Recovery/Au oz (%)	84.2	94.4	92.2	—	—	—
Silver produced (oz.)	7,603,144	8,236,013	9,041,488	5,940,538	5,930,394	7,501,367
Gold produced (oz.)	116,536	106,038	125,071	—	—	—
Cash operating costs/oz.(1)	$2.23	$1.33	$(0.97)	$13.01	$11.76	$9.10

	Rochester			Endeavor
	2013	2012	2011	2013	2012	2011
Production
Ore tons milled	10,693,654	8,926,598	1,782,971	791,116	791,209	743,936
Ore grade silver (oz./ton)	0.55	0.55	0.47	1.85	2.26	1.83
Ore grade gold (oz./ton)	0.0027	0.0047	0.0047	—	—	—
Recovery/Ag oz (%)	47.6	57.0	165.1	45.6	41.0	45.0
Recovery/Au oz (%)	105.5	89.9	75.6	—	—	—
Silver produced (oz.)	2,798,937	2,801,405	1,392,433	668,574	734,008	613,361
Gold produced (oz.)	30,860	38,066	6,276	—	—	—
Cash operating costs/oz.(1)	$23.27	$9.62	$22.97	$12.08	$17.27	$18.87

	Kensington
	2013	2012	2011
Production
Ore tons milled	553,717	394,780	415,340
Ore grade gold (oz./ton)	0.21	0.22	0.23
Recovery/Au oz (%)	96.6	95.6	92.7
Gold produced (oz.)	114,821	82,125	88,420
Cash operating costs/oz.(1)	$950	$1,358	$1,088

(1)
Cash operating costs per ounce of silver or gold represent a non-U.S. GAAP measurement that management uses to monitor and evaluate the performance of its mining operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Performance Measures.”

PROVEN AND PROBABLE RESERVES

	Silver Reserves at December 31, 2013(1)(2)(4)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(5)	5,100	3.68	18,762	6,135	3.73	22,891	11,235	3.71	41,653	63-80%
San Bartolomé(6)	1,206	2.87	3,456	39,700	2.52	100,072	40,906	2.53	103,528	77-86%
Rochester(7)	132,188	0.53	69,915	55,046	0.57	31,454	187,234	0.54	101,369	61%
Endeavor(3)	2,646	2.58	6,820	1,433	1.41	2,026	4,079	2.17	8,846	45%
Total Silver	141,140	0.70	98,953	102,314	1.53	156,443	243,454	1.05	255,396

	Gold Reserves at December 31, 2013(1)(2)(4)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz/ton)	Ounces	Tons (000s)	Grade (oz/ton)	Ounces	Tons (000s)	Grade (oz/ton)	Ounces	Metallurgical Recovery
Kensington(8)	354	0.243	86,000	5,662	0.158	897,000	6,016	0.163	983,000	94.5%
Palmarejo(5)	5,100	0.050	255,620	6,135	0.051	313,000	11,235	0.051	568,620	93%
Rochester(7)	132,188	0.004	551,000	55,046	0.002	130,000	187,234	0.004	681,000	92%
Total Gold	137,642	0.006	892,620	66,843	0.020	1,340,000	204,485	0.011	2,232,620

	Silver Reserves at December 31, 2012(1)(2)(4)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Tons (000s)	Grade (oz/ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(5)	5,747	4.67	26,858	7,105	3.69	26,251	12,852	4.13	53,109	63-80%
San Bartolomé(6)	1,187	2.91	3,460	41,699	2.53	105,628	42,886	2.54	109,088	77-86%
Rochester(7)	56,304	0.54	30,501	23,619	0.61	14,396	79,923	0.56	44,897	61%
Endeavor(3)	2,258	4.32	9,757	2,508	1.43	3,588	4,766	2.80	13,345	45%
Total Silver	65,496	1.08	70,576	74,931	2.00	149,863	140,427	1.57	220,439

	Gold Reserves at December 31, 2012(1)(2)(4)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz/ton)	Ounces	Tons (000s)	Grade (oz/ton)	Ounces	Tons (000s)	Grade (oz/ton)	Ounces	Metallurgical Recovery
Kensington(8)	647	0.277	179,000	4,020	0.208	837,000	4,667	0.218	1,016,000	94.5%
Palmarejo(5)	5,747	0.061	348,000	7,105	0.045	317,000	12,852	0.052	665,000	93%
Rochester(7)	56,304	0.004	230,000	23,619	0.003	78,000	79,923	0.004	308,000	92%
Total Gold	62,698	0.012	757,000	34,744	0.035	1,232,000	97,442	0.020	1,989,000

(1)	Certain definitions:
The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination.
The term “proven (measured) reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.
The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. Proven and probable reserves include silver and gold attributable to Coeur’s ownership or economic interest in the Endeavor project.
The term “cutoff grade” means the lowest grade of mineralized material considered economic to process. Cutoff grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the mineralized material to silver or gold extraction and type of milling or leaching facilities available.

(2)
Current mineral reserves are effective as of December 31, 2013. Metal prices used in calculating 2013 proven and probable reserves were $25.00 per ounce of silver and $1,450 per ounce of gold except where otherwise noted. Metal prices used in calculating 2012 proven and probable reserves were $27.50 per ounce of silver and $1,450 per ounce of gold except where otherwise noted.

(3)
Mineral reserves for Endeavor are effective as of June 30, 2013, which is the end of the most recent fiscal year of the operator, CBH Resources Ltd. These totals do not include additions or depletions through December 31, 2013. Mineral reserves were estimated with a cutoff grade of 7.0% combined lead and zinc. Metal prices used were $2,300 per metric ton of zinc, $2,300 per metric ton of lead, and $34.00 per ounce of silver.

(4)
Mineral reserve estimates, with the exception of Endeavor, were prepared by the Company's technical staff with the assistance of independent consulting firms. Endeavor mineral reserve estimates were prepared by the CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(5)
Proven and probable reserves at Palmarejo, Guadalupe, and La Patria are calculated based on a cutoff grade using the current metal prices. The cutoff grades used for Palmarejo and Guadalupe are: underground mineral reserves 2.58 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 59.85)); and open pit mineral reserves 1.21 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 59.85)).

(6)
Proven and probable reserves at San Bartolomé are calculated based on a cutoff using the current metal prices. The cutoff grades for mineral reserves range from 50.4 to 97.7 g/tonne Ag based on material type.

(7)
Proven and probable reserves at Rochester are calculated based on a cutoff using the current metal prices. The cutoff grade for mineral reserves is 0.47 oz/ton AgEq (silver equivalent = Ag oz/ton + (Au oz/ton × 0.88)).

(8)	Proven and probable reserves at Kensington are calculated based on a cutoff using the current metal prices. The cutoff grade for mineral reserves is 0.147 oz/ton Au

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2013(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz/ton)		Gold Grade (oz/ton)
Palmarejo Mine, Mexico(5)	26,302	2.17		0.043
San Bartolomé Mine, Bolivia(6)	17,015	2.17		—
Kensington Mine, USA(8)	2,686	—		0.210
Rochester Mine, USA(7)	141,722	0.44		0.003
Endeavor Mine, Australia(12)	14,991	2.43		—
La Preciosa Project, Mexico(9)	49,350	2.54		0.005
Joaquin Project, Argentina(10)	16,963	3.82		0.004
Lejano Project, Argentina(11)	1,233	2.42		0.008
Martha Property, Argentina(11)	57	13.57		0.017
Total Mineralized Material	270,319		—

	Mineralized Material at December 31, 2012(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz/ton)		Gold Grade (oz/ton)
Palmarejo Mine, Mexico(5)	23,712	1.93		0.040
San Bartolomé Mine, Bolivia(6)	20,040	2.27		—
Kensington Mine, USA(8)	2,606	—		0.200
Rochester Mine, USA(7)	264,283	0.46		0.003
Endeavor Mine, Australia(12)	10,941	2.21		—
La Preciosa Project, Mexico(9)	—	—		—
Joaquin Project, Argentina(10)	17,340	3.76		0.004
Martha Property, Argentina(11)	57	13.57		0.020
Total Mineralized Material	338,979		—

(1)
Metal prices used in calculating 2013 mineralized material were $29.00 per ounce of silver and $1,600 per ounce of gold. Metal prices used in calculating 2012 mineralized material were $33.00 per ounce of silver and $1,700 per ounce of gold.

(2)	Mineralized material was estimated with surface mine parameters and initial metallurgical test results.

(3)	Mineralized material estimates were prepared by a number of different consulting groups and supervised by the Company's personnel.

(4)
Mineralized material was estimated using 3-dimensional geologic modeling and geostatistical evaluation of the exploration drill data. Mineralized material is reported exclusive of reserves. “Mineralized material” as used in this Annual Report on Form 10-K, although permissible under Guide 7, does not indicate “reserves” by SEC standards. There is no certainty that any part of the reported mineralized material will ever be confirmed or converted into Guide 7 compliant “reserves”.

(5)
Mineralized material at Palmarejo, Guadalupe, and La Patria is calculated based on a cutoff grade using the current metal prices. The cutoff grades used for Palmarejo and Guadalupe are: underground mineralized material 2.33 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 56.88)); and open pit mineralized material 1.10 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 56.88)). New drilling (current through mid-2013) has been included in the mineralized material estimate. Cutoff grades for La Patria open pit mineralized material is 0.49 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 60.54)).

(6)	Mineralized material at San Bartolomé is calculated based on a cutoff using the current metal prices. Cutoff grades for mineralized material range from 43.3 to 99.8 g/tonne Ag based on material type.

(7)
Mineralized material at Rochester is calculated based on a cutoff using the current metal prices. The cutoff grade for mineralized material is 0.41 oz/ton AgEq (silver equivalent = Ag oz/ton + (Au oz/ton × 0.83)).

(8)	Mineralized material at Kensington is calculated based on a cutoff using the current metal prices. The cutoff grade for mineralized material is 0.132 oz/ton Au.

(9)
Mineralized material at the La Preciosa project is calculated based on a cutoff using the current metal prices. The cutoff grade for mineralized material is 25.5 g/tonne (silver equivalent = g/tonne + (Au g/tonne × 49.9)).

(10)
Mineralized material at the Joaquin project is calculated based on a cutoff using the current metal prices. The cutoff grade for mineralized material is 43.3 g/tonne Ag for oxides and 0.80 g/tonne Ag for sulfides.

(11)	No changes were made to cutoff grades in 2013 for the Martha and Lejano projects.

(12)	Endeavor estimates were prepared by the CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

Item 3.	Legal Proceedings.
For a discussion of legal proceedings, see Note 20 -- Commitments and Contingencies in the notes to the consolidated financial statements included herein.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) and the Toronto Stock Exchange (“TSX”). Shares of the Company's common stock will be voluntarily delisted from the TSX at the close of market on Thursday, February 27, 2014, pursuant to the Company's application for voluntary delisting which has received approval from the TSX.
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2013		2012
	High	Low	High	Low
First Quarter	$25.20	$18.03	$30.22	$23.39
Second Quarter	$18.51	$11.49	$24.32	$16.35
Third Quarter	$16.57	$11.54	$29.17	$15.36
Fourth Quarter	$13.05	$10.00	$31.86	$22.06
2014
First Quarter through February 21, 2014	$11.92	$9.79
The Company has not paid cash dividends on its common stock since 1996. Future dividends, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors. Future dividends are limited by covenants in the Company's Credit Agreement. Under those covenants, the Company is currently prohibited from paying dividends.
On June 7, 2012, the Company announced that its Board of Directors has authorized a share repurchase program of up to $100 million of the Company's common equity. There was no common stock repurchase activity during the fourth quarter of 2013. Future share repurchases are limited by covenants under the Company's Credit Agreement. Under those covenants, the Company currently is not permitted to repurchase shares.
On February 21, 2014, there were outstanding 103,100,303 shares of the Company’s common stock which were held by approximately 1,569 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2009 and ending December 31, 2013 to the S&P 500 and a Peer Group Index ("New Peer Group") consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., Allied Nevada Gold Corporation, Centerra Gold Inc., First Majestic Silver, Hecla Mining Company, Hochschild Mining, New Gold, Pan American Silver Corporation, Silver Standard Resources, Inc., and Stillwater Mining Company. The Company formerly used a Peer Group Index ("Old Peer Group") which consisted of: Agnico-Eagle Mines Limited, Goldcorp, Hecla Mining Company, IAMGold Corporation, Kinross Gold Corporation, Northgate Minerals Corporation, Pan American Silver Corporation, Centerra Gold Inc., and Stillwater Mining Company.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2009	Dec. 2010	Dec. 2011	Dec. 2012	Dec. 2013
Coeur Mining	205.23	310.45	274.32	279.55	123.30
S&P 500 Index	126.46	145.51	148.59	172.37	228.19
New Peer Group	148.51	243.30	162.68	177.39	88.62
Old Peer Group	125.39	152.68	120.17	114.19	62.11
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

	Years ended December 31,
	2013	2012	2011	2010	2009
Sales of metal	$745,994	$895,492	$1,021,200	$515,457	$300,361
Production costs applicable to sales	(463,663)	(454,562)	(419,547)	(256,096)	(189,910)
Amortization	(232,879)	(218,857)	(224,500)	(141,619)	(81,376)
Gross profit	49,452	222,073	377,153	117,742	29,075
Costs and expenses	121,618	60,508	69,948	41,302	36,594
Write-downs	772,993	5,825	—	—	—
Operating income (loss) from continuing operations	(845,159)	155,740	307,205	76,440	(7,519)
Other income (expense)	36,480	(36,256)	(98,960)	(167,565)	(67,153)
Income (loss) from continuing operations before income taxes	(808,679)	119,484	208,245	(91,125)	(74,672)
Income tax benefit (provision)	158,116	(70,807)	(114,746)	7,941	31,670
Income (loss) from continuing operations	(650,563)	48,677	93,499	(83,184)	(43,002)
Income (loss) from discontinued operations	—	—	—	(6,029)	(9,601)
Gain (loss) on sale of net assets of discontinued operation	—	—	—	(2,095)	25,537
Net income (loss)	$(650,563)	$48,677	$93,499	$(91,308)	$(27,066)
Income (Loss) Per Share
Basic:
Continuing operations	$(6.65)	$0.54	$1.05	$(0.95)	$(0.60)
Discontinued operations(1)	—	—	—	(0.10)	0.22
	$(6.65)	$0.54	$1.05	$(1.05)	$(0.38)
Diluted:
Continuing operations	$(6.65)	$0.54	$1.04	$(0.95)	$(0.60)
Discontinued operations(1)	—	—	—	(0.10)	0.22
	$(6.65)	$0.54	$1.04	$(1.05)	$(0.38)

	At December 31,
	2013	2012	2011	2010	2009
Total assets	$2,885,978	$3,221,401	$3,264,441	$3,157,527	$3,054,035
Working capital	$386,669	$167,930	$212,862	$(4,506)	$(2,572)
Long-term liabilities	$1,010,850	$784,869	$875,639	$846,043	$867,381
Stockholders’ equity	$1,730,567	$2,198,280	$2,136,721	$2,040,767	$1,998,046

(1)
In August 2010, the Company sold its 100% interest in subsidiary Compañía Minera Cerro Bayo (“Minera Cerro Bayo”) to Mandalay Resources Corporation (“Mandalay”). The Company realized a loss on the sale of approximately $2.1 million, net of income taxes. In July  2009, the Company sold to Perilya Broken Hill Ltd. its 100% interest in the silver contained at the Broken Hill mine for $55.0 million in cash. As a result of this transaction, the Company realized a gain on the sale of approximately $25.5 million, net of income taxes, in 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining and its subsidiaries (collectively, "Coeur", "the Company", "our", and "we"). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of each of the non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item.
Overview
The Company is a large primary silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; development projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, and Chile. The Palmarejo, San Bartolomé, Kensington, and Rochester mines, each of which is operated by the Company, and Coeur Capital, primarily comprised of the Endeavor silver stream and other precious metal royalties, constitute the Company’s principal sources of revenues.

The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold operations and streaming and royalty interests that will produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. The Company’s management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities at existing operations, reducing operating and non-operating costs, consistent capital discipline, and efficient management of working capital. As part of this strategy, in late 2013, the Company formed Coeur Capital to hold its streaming and royalty interests, along with its portfolio of strategic equity investments.
2013 Highlights

•	Metal sales of $746 million

•	Silver production of 17.0 million ounces and record gold production of 262,217 ounces

•	Cash operating costs were $9.84 per silver ounce and $950 per gold ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $18.94 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures)

•	Adjusted net income of $(76.2) million or $(0.78) per share (see "Non-GAAP Financial Performance Measures)

•	Net cash provided by operating activities of $113.5 million

•	The Company spent $100.8 million in capital expenditures in 2013, a 12.8% decrease from 2012
Consolidated Performance
The Company produced 17.0 million ounces of silver and a record 262,217 ounces of gold in 2013, compared to 18.0 million ounces of silver and 226,486 ounces of gold in 2012. Silver production decreased in 2013 compared to 2012 due to lower silver grade at Palmarejo and the cessation of mining activities at Martha in 2012. Gold production increased in 2013 compared to 2012 due to higher throughput at Kensington and higher gold grade at Palmarejo, partially offset by lower gold grade at Rochester. Cash operating costs were $9.84 per silver ounce and $950 per gold ounce in 2013, compared to $7.57 per silver ounce and $1,358 per gold ounce in 2012 due to lower silver production and higher mining and milling costs, partially offset by higher gold production. For a complete discussion on production and operating costs, see "Results of Operations" and "Non-GAAP Financial Performance Measures" section below.
Sales of metal decreased 16.7% in 2013 to $746 million due to lower average realized prices for silver and gold and lower silver ounces sold, partially offset by higher gold ounces sold. The average realized silver price declined 25% to $23.14 and the average realized gold price declined 17% to $1,387 per ounce in 2013. Gold ounces sold in 2013 increased due to record gold production at Kensington, which increased 40% to approximately 114,800 ounces in 2013.

	2013	2012	2011
Silver ounces produced	17,011,193	18,025,206	19,078,251
Gold ounces produced	262,217	226,486	220,382
Cash operating costs/oz.(1) - silver	$9.84	$7.57	$6.31
Cash operating costs/oz.(1) - gold	$950	$1,358	$1,088
All-in sustaining costs per silver equivalent ounce(1)	$18.94	$19.48	$17.51
Silver ounces sold	17,188,539	17,965,383	19,057,503
Gold ounces sold	264,493	213,185	238,551
Average realized price per silver ounce	$23.14	$30.92	$35.15
Average realized price per gold ounce	$1,387	$1,665	$1,558
Metal sales	$745,994	$895,492	$1,021,200

(1)	See "Non-GAAP Financial Performance Measures."
Looking Forward
We will continue to focus on operational excellence in 2014 to deliver on our plans and advance the La Preciosa development project, resulting in the following expectations for 2014:

•	Silver production of approximately 17.0 to 18.2 million ounces

•	Gold production of 220,000 to 238,000 ounces

•	Production costs applicable to sales of $500 to $530 million

•	Capital expenditures of $65 to $80 million, 80% related to sustaining capital

•	Exploration expense of $13 to $18 million

•	General and administrative expenses of $43 to $48 million

•	Amortization of approximately $150 million
Critical Accounting Policies and Accounting Developments
Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates and assumptions involved and the magnitude of the asset, liability, revenue, and expense being reported. For a discussion of recent accounting pronouncements, see Note 2 -- Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Revenue Recognition
Revenue includes sales value received for the Company’s principal products, silver, and gold. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets; for example, the London Bullion Market for both gold and silver.
Under the Company’s concentrate sales contracts with third-party smelters, final gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. Revenues are recorded under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and quoted metal prices. Final settlement is based on the average applicable price for the specified future quotational period and generally occurs from three to six months after shipment. Final sales are settled using smelter weights and settlement assays (average of assays exchanged and/or umpire assay results) and are priced as specified in the smelter contract. The Company’s provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final gold and silver settlement.
Reserve Estimates
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
Impairments
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if total estimated future cash flows or probability-weighted cash flows on an undiscounted basis are less than the carrying amount of the assets, including property, plant and equipment, mineral property, development property, and any deferred costs. Estimated future cash flows are used to determine whether an impairment exists is dependent on reserve estimates and other assumptions, including silver and gold prices, production levels, and capital and reclamation costs, all of which are based on detailed engineering life-of-mine plans.
Amortization
The Company depreciates its property, plant and equipment, mining properties and mine development using the units-of-production method over the estimated life of the ore body based on its proven and probable reserves or the straight-line method over the useful life, whichever is shorter. The accounting estimates related to depreciation and amortization are critical accounting estimates because 1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and 2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.
Ore on Leach Pads
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
The Company reported ore on leach pad of $82.0 million as of December 31, 2013. Of this amount, $50.5 million is reported as a current asset and $31.5 million is reported as a non-current asset. The historical cost of the metal that is expected to be extracted within twelve months is classified as current. Ore on leach pad is valued based on actual production costs incurred to produce and place ore on the leach pads, less costs allocated to minerals recovered through the leach process.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates which are inherently inaccurate since they rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of silver and gold on our leach pads.
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
Derivatives accounting
The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments are recorded each period in fair value adjustments, net. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates.
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
Consolidated Financial Results
2013 Compared to 2012
Sales of Metal
Sales of metal decreased by $149.5 million, or 16.7%, due to lower silver production at Palmarejo and lower average realized silver and gold prices, partially offset by higher gold production at Kensington and Palmarejo. The Company sold 17.2 million ounces of silver and 264,493 ounces of gold, compared to sales of 18.0 million ounces of silver and 213,185 ounces of gold. The Company realized average silver and gold prices of $23.14 per ounce and $1,387 per ounce, respectively, compared with realized average prices of $30.92 per ounce and $1,665 per ounce, respectively. Silver contributed 53% of sales and gold contributed 47%, compared to 61% of sales from silver and 39% from gold.
Production Costs Applicable to Sales
Production costs applicable to sales increased by $9.1 million, or 2.0%, to $463.7 million. The increase in production costs applicable to sales is primarily due to higher production at Kensington and higher mining and milling costs, partially offset by lower consumption of materials, supplies, and other consumables.
Amortization
Amortization increased by $14.0 million, or 6.4%, primarily the result of increased gold production at Kensington, partially offset by lower silver production at Palmarejo.
Costs and Expenses
General and administrative expenses increased $22.4 million or 67.8%, primarily due to higher business development expenses and related legal costs, and one-time expenditures associated with the corporate office relocation.
Exploration expenses decreased by $3.9 million or 14.9% primarily as a result of lower exploration activity near the Company’s existing properties.
Litigation settlement of $32.0 million relates to the settlement of the Rochester claims dispute in 2013. In connection with the settlement, Coeur Rochester acquired all mining claims in dispute in exchange for a one-time $10.0 million cash payment and granting a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces from the Rochester mine beginning January 1, 2014.
Write-downs totaled $773.0 million compared to $5.8 million. The 2013 write-down was primarily due to an impairment of the Palmarejo and Kensington mines due to a decrease in the Company's long-term silver and gold price assumptions. The decrease in silver and gold price assumptions represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value.
Pre-development, care and maintenance and other expenses were $11.9 million, an increase of $10.6 million over 2012, primarily due to feasibility expenditures at La Preciosa and settlement of a royalty dispute at San Bartolomé.
Other Income and Expenses
Non-cash fair value adjustments, net were a gain of $82.8 million compared to a loss of $23.5 million, primarily due to the impact of changing gold prices on the Palmarejo gold production royalty obligation.
Interest income and other, net decreased by $1.7 million to $13.3 million, compared to $15.0 million, primarily due to lower foreign currency gains and a business interruption insurance recovery at San Bartolomé in 2012, partially offset by gains on the commutation of certain reclamation bonding arrangements and the sale of other miscellaneous assets.
Interest expense, net of capitalized interest, increased to $41.3 million from $26.2 million due to interest paid on the 7.875% Senior Notes issued in January 2013.

Income Taxes
The Company reported an income tax benefit of approximately $158.1 million compared to a provision of $70.8 million. The following table summarizes the components of the Company’s income tax provision:

	Year Ended December 31,
	2013	2012
Current:
United States	$4	$(257)
United States — State mining taxes	(714)	(2,195)
United States — Foreign withholding tax	397	(736)
Argentina	(137)	976
Australia	(914)	(1,760)
Mexico	(9,046)	(7,814)
Bolivia	(6,716)	(43,546)
Canada	(1,936)	—
Deferred:
Argentina	8,062	—
Australia	(2)	(223)
Bolivia	(4,222)	(1,087)
Mexico	94,851	(10,579)
United States	78,489	(3,586)
Income tax benefit (expense)	$158,116	$(70,807)

In 2013, the Company recognized a current provision in the U.S. and certain foreign jurisdictions primarily related to inflationary adjustments on non-monetary assets and the Company being subject to the state mining tax and Mexico IETU tax, which is a form of alternative minimum tax. The Company has recognized $3.0 million of expenses, including interest and penalties, for uncertain tax positions for the years ended 2008, 2009, 2010, 2011, and 2012 and an additional $2.2 million of expense for the year ended 2013. Finally, the Company recognized a deferred tax benefit of $177.2 million in 2013. The significant components of this benefit include the impacts of the impairment of mineral interests in Mexico, the change in the Company’s permanent reinvestment assertion related to Mexico, and the recognition of deferred taxes on current year temporary differences, partially offset by tax rate changes in Mexico and an increase in the Company’s valuation allowance.
2012 Compared to 2011
Sales of Metal
Sales of metal from continuing operations decreased by $125.7 million, or 12.3%, to $895.5 million due to lower silver and gold ounces sold and lower average realized silver prices. The Company sold 18.0 million ounces of silver and 213,185 ounces of gold, compared to sales of 19.1 million ounces of silver and 238,551 ounces of gold. The Company realized average silver and gold prices of $30.92 per ounce and $1,665 per ounce, respectively, compared with realized average prices of $35.15 per ounce and $1,558 per ounce, respectively. Silver contributed 61% of sales and gold contributed 39%, compared to 65% of sales from silver and 35% from gold.
Production Costs Applicable to Sales
Production costs applicable to sales from continuing operations increased by $35.0 million, or 8.4%, to $454.6 million. The increase in production costs applicable to sales is primarily due to higher equipment maintenance costs due to major component rebuilds and rehabilitation and ground control expenses.
Amortization
Amortization decreased by $5.6 million, or 2.5%, primarily due to lower silver production, partially offset by the completion of capital projects and Kensington and Rochester.

Costs and Expenses
Administrative and general expenses increased $1.6 million or 5.1%, primarily due to higher legal and finance related expenses and salaries.
Exploration expenses increased by $7.1 million, or 37.3%, primarily as a result of increased exploration activity at and around the Company’s existing properties.
Pre-development, care and maintenance and other expenses were $1.3 million, a decrease of $18.2 million, primarily due to costs related to the expansion at the Rochester mine in 2011.
Other Income and Expenses
Non-cash fair value adjustments, net were a loss of $23.5 million compared to a loss of $52.1 million, primarily due to the impact of changing gold prices on the Palmarejo gold production royalty obligation.
Interest income and other increased by $21.0 million to $14.4 million, compared with net expense of $6.6 million due to higher foreign currency gains and a $2.5 million business interruption insurance recovery at San Bartolomé.
Interest expense, net of capitalized interest, decreased to $26.2 million from $34.8 million, primarily due to lower outstanding debt and capital lease obligations.
Income Taxes
The Company reported an income tax provision of approximately $70.8 million compared to an income tax provision of $114.7 million. The following table summarizes the components of the Company’s income tax provision.

	Years Ended December 31,
	2012	2011
Current:
United States — Alternative minimum tax	$(257)	$2,015
United States — State mining taxes	(2,195)	(409)
United States — Foreign withholding tax	(736)	(842)
Argentina	976	(1,219)
Australia	(1,760)	(1,755)
Mexico	(7,814)	(1,084)
Bolivia	(43,546)	(59,660)
Deferred:
Australia	(223)	(661)
Bolivia	(1,087)	(207)
Mexico	(10,579)	(28,022)
United States	(3,586)	(22,902)
Income tax benefit (provision)	$(70,807)	$(114,746)
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
Results of Operations
Palmarejo

	Year ended December 31,
	2013	2012	2011
Tons milled	2,322,660	2,114,366	1,723,056
Silver ounces produced	7,603,144	8,236,013	9,041,488
Gold ounces produced	116,536	106,038	125,071
Cash operating costs/oz(1)	$2.23	$1.33	$(0.97)
(1) See Non-GAAP Financial Performance Measures

2013 compared to 2012

Silver production decreased due to lower grade and recovery, partially offset by higher mill throughput. Metal sales were $324.0 million, or 43% of Coeur's metal sales, compared with $442.1 million, or 49% of Coeur's metal sales. Cash operating costs per ounce increased due to lower gold by-product credits, partially offset by lower underground mining and milling costs. Amortization decreased to $134.2 million compared to $146.6 million due to lower production. Capital expenditures were $33.7 million compared to $38.5 million.

2012 compared to 2011

Silver production decreased due to lower grade and recovery, partially offset by higher mill throughput. Metal sales were $442.1 million, or 49% of Coeur's metal sales, compared with $513.1 million, or 50% of Coeur's metal sales. Cash operating costs per ounce increased due to lower gold by-product credits and higher overhead and support costs, partially offset by lower underground mining costs. Amortization decreased to $146.6 million compared to $159.3 million due to lower production. Capital expenditures were $38.5 million compared to $37.0 million.
San Bartolomé

	Year ended December 31,
	2013	2012	2011
Tons milled	1,679,839	1,477,271	1,567,269
Silver ounces produced	5,940,538	5,930,394	7,501,367
Cash operating costs/oz(1)	$13.01	$11.76	$9.10
(1) See Non-GAAP Financial Performance Measures

2013 compared to 2012

Silver production increased due to higher mill throughput, mostly offset by lower grade. Silver sales were $141.7 million, or 19% of Coeur's metal sales, compared with $178.0 million, or 20% of Coeur's metal sales. Cash operating costs per ounce increased due to higher mining and milling costs. Amortization was $19.6 million compared to $16.7 million, primarily due to completion of capital projects and higher production. Capital expenditures were $11.6 million compared to $25.7 million.

2012 compared to 2011

Silver production decreased due to lower grade and mill throughput, partially offset by higher recovery. Silver sales were $178.0 million, or 20% of Coeur's metal sales, compared with $267.5 million, or 26% of Coeur's metal sales. Cash operating costs per ounce increased due to lower production and higher mining and milling costs. Amortization was $16.7 million compared to $22.4 million, primarily due to lower production. Capital expenditures were $25.7 million compared to $17.7 million

Rochester

	Year ended December 31,
	2013	2012	2011
Tons placed	12,311,918	10,688,606	1,859,788
Silver ounces produced	2,798,937	2,801,405	1,392,433
Gold ounces produced	30,860	38,066	6,276
Cash operating costs/oz(1)	$23.27	$9.62	$22.97
(1) See Non-GAAP Financial Performance Measures

2013 compared to 2012

Silver production decreased due to the stage III leach pad expansion and related timing of leach recoveries. A significant amount of crushed ore was stacked on the expanded leach pad during the construction phase while leaching commenced upon completion of the project late in the year. Metal sales were $119.3 million, or 16% of Coeur’s metal sales, compared with $132.4 million, or 15% of Coeur's metal sales. Cash operating costs per ounce increased due to timing of recoveries due to the Stage III leach pad expansion, higher mining, crushing and hauling costs and lower gold by-product credits. Amortization was $10.6 million compared to $8.1 million, due to the completion of capital projects. Capital expenditures were $29.4 million compared to $11.8 million.

2012 compared to 2011

Silver production increased due to recoveries from the new stage III leach pad that was completed in 2011. Metal sales were $132.4 million, or 15% of Coeur’s metal sales, compared with $57.3 million, or 6% of Coeur's metal sales. Cash operating costs per ounce decreased due to higher production from the stage III leach pad and higher gold by-product credits. Amortization was $8.1 million compared to $2.8 million due to higher production and completion of the stage III leach pad. Capital expenditures were $11.8 million compared to $27.2 million.
Kensington

	Year ended December 31,
	2013	2012	2011
Tons milled	553,717	394,780	415,340
Gold ounces produced	114,821	82,125	88,420
Cash operating costs/oz(1)	$950	$1,358	$1,088
(1) See Non-GAAP Financial Performance Measures

2013 compared to 2012

Gold production increased to a record 114,821 ounces due to higher mill throughput and the mill achieving a nearly 97% recovery rate. Metal sales were $148.8 million, or 20% of Coeur’s metal sales, compared with $111.0 million, or 12% of Coeur's metal sales. Cash operating costs per ounce decreased due to higher production and lower overhead and support costs, partially offset by higher mining costs. Amortization was $63.2 million compared to $41.6 million, due to higher production. Capital expenditures were $21.4 million compared to $37.0 million.

2012 compared to 2011

Gold production decreased due to lower mill throughput, partially offset by higher recovery. Metal sales were $111.0 million, or 12% of Coeur’s metal sales, compared with $151.2 million, or 15% of Coeur's metal sales. Cash operating costs per ounce increased due to lower production and higher mining, labor and maintenance costs. Amortization was $41.6 million compared to $35.8 million, due to the completion of capital projects, partially offset by lower production. Capital expenditures were $37.0 million compared to $34.0 million.

Endeavor

	2013	2012	2011
Tons milled	791,116	791,209	743,936
Silver ounces produced	668,574	734,008	613,361
Cash operating costs/oz(1)	$12.08	$17.27	$18.87
(1) See Non-GAAP Financial Performance Measures

2013 compared to 2012

Silver production decreased slightly due to lower ore grade, partially offset by higher recovery. Metal sales were $12.9 million compared to $18.8 million. Cash operating costs per ounce decreased due to lower silver prices. Amortization decreased to $3.8 million from $4.6 million due to lower production.

2012 compared to 2011

Silver production increased 20% due to higher ore grade and mill throughput, partially offset by lower recovery. Metal sales were $18.8 million compared to $18.7 million. Cash operating costs per ounce decreased due to lower silver prices. Amortization increased to $4.6 million from $3.2 million due to higher production.
Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities in the year ended December 31, 2013 was $113.5 million, compared with $271.6 million for the year ended December 31, 2012, due to lower silver production and lower average realized prices for silver and gold, partially offset by higher gold production.

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flow before changes in operating assets and liabilities	$149,848	$338,713	$454,380
Changes in operating assets and liabilities:
Receivables and other current assets	663	9,756	(21,950)
Prepaid expenses and other	(15,165)	2,489	(8,839)
Inventories	4,031	(48,305)	(30,408)
Accounts payable and accrued liabilities	(25,910)	(31,019)	22,990
CASH PROVIDED BY OPERATING ACTIVITIES	$113,467	$271,634	$416,173
Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2013 was $186.5 million, compared to $133.1 million in the year ended December 31, 2012. The increase was primarily due to the acquisition of Orko Silver Corporation ("Orko") and Global Royalty Corporation ("GRC"). The Company had net proceeds from investments of $26.7 million in 2013, compared with $8.7 million in 2012.
The Company spent $100.8 million on capital expenditures in 2013, compared with $115.6 million during 2012. Capital expenditures in 2013 were primarily related to leach pad expansion and process improvement at Rochester as well as underground development at Palmarejo and Kensington.
On April 16, 2013, the Company completed its acquisition of Orko, which holds the La Preciosa silver-gold project in Durango, Mexico in exchange for a total of approximately 11.6 million shares of Coeur common stock, a total cash payment of approximately $99.1 million, 1.6 million warrants, and assumption of liabilities of $2.6 million.
On December 13, 2013, the Company completed its acquisition of 100% of the common shares of GRC, which holds net smelter royalties on the El Gallo complex in Mexico and the Zaruma mine in Ecuador, in exchange for a total of 2.1 million shares of Coeur common stock and a total cash payment, inclusive of payment of assumed debt, of $3.8 million.

Cash Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2013 was $154.3 million compared to net cash used in financing activities of $188.1 million for the year ended December 31, 2012. The increase in cash provided by financing activities is primarily the result of the issuance of $300 million of 7.875% senior notes due 2021 in the first quarter of 2013. During the year ended December 31, 2013, the Company paid $117.7 million to settle existing debt and royalty obligations, primarily the $43.3 million repayment of the 3.25% convertible senior notes due 2028 and payments on the Palmarejo gold production royalty. During the year ended December 31, 2012, the Company paid $171.9 million to settle existing debt and royalty obligations, primarily the repayment of the Kensington Term Facility and payments on the Palmarejo gold production royalty.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the twelve months ended December 31, 2013 and December 31, 2012, respectively, was $0.6 million and $0.2 million, charged to interest expense. On January 16, 2014, the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, among other things, the pricing of loans and undrawn commitments under the Credit Agreement was modified and certain modifications were made to the financial and negative covenant provisions.
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
Borrowings under the Revolving Credit Facility, as amended by the Amendment, bear interest at a rate selected by the Borrowers equal to either LIBOR plus a margin of 2.25%-4.00% or an alternate base rate plus a margin of 1.25%-3.00%, with the margin determined by reference to the Company's ratio of consolidated debt to adjusted EBITDA.
Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Revolving Credit Facility are permitted without prepayment premium or penalty, subject to payment of customary LIBOR breakage costs. Amounts so repaid may be re-borrowed subject to customary requirements.
The Revolving Credit Facility, as amended, contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions and share repurchases. The Amendment further restricted the Company's ability to pay dividends and make share repurchases for so long as the ratio of consolidated debt to adjusted EBITDA is greater than 3.00 to 1.00.
The Revolving Credit Facility, as amended, also contains financial covenants that require (i) the ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 for the quarter ended December 31, 2013 and not greater than 4.75 to 1.00 for any fiscal quarter ending after October 1, 2015 (for quarters ending between January 1, 2014 to September 30, 2015, the ratio of consolidated debt to adjusted EBITDA will not be tested), (ii) the ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 for fiscal quarters ending between October 1, 2013 and June 30, 2014, after which the ratio may not be less than (a) 2.75 to 1.00 for the quarter ending September 30, 2014, (b) 1.50 to 1.00 for the quarters ending December 31, 2014 and March 31, 2015, (c) 2.00 to 1.00 for the quarter ending June 30, 2015, (d) 2.75 to 1.00 for the quarters ending September 30, 2015 and December 31, 2015 and (e) 3.00 to 1.00 for any quarter ending after January 1, 2016, (iii) the tangible net worth to be not less than the greater of (a) $900 million and (b)(1) for quarters ending between October 1, 2013 and September 30, 2014, 85% of our tangible net worth as of the fiscal year ended December 31, 2013 and (2) for quarters ending thereafter, 85% of the tangible net worth as of December 31 of the previous fiscal year plus 25% of net income, if positive, for the period after December 31 of such previous fiscal year to the date of measurement, or minus any net losses with limits of $50 million on any net losses in any fiscal year, (iv) minimum adjusted EBITDA to be at least $100 million for the most recently ended four fiscal quarter period for quarters ending between January 1, 2014 and September 30, 2014, after which minimum adjusted EBITDA must be at least (a) $50 million for the fiscal quarters ending December 31, 2014 and March 31, 2015, (b) $75 million for the fiscal quarter ending June 30, 2015, (c) $100 million for the fiscal quarters ending September 30, 2015 and December 31, 2015 and (d) $110 million for any fiscal quarter after January 1, 2016, (v) the ratio of consolidated secured debt to adjusted EBITDA, tested quarterly, to be not greater than 1.25 to 1.00, and (vi) the minimum cash balance, tested quarterly, to be not less than $50 million.

The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2013 and no amounts were outstanding.
Shelf Registration

In January 2014, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 which enables it to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2013 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations:
Convertible debt(1)	$5,334	$—	$—	$—	$5,334
Senior debt	300,000	—	—	—	300,000
Interest on debt	169,814	23,798	47,597	47,597	50,822
	475,148	23,798	47,597	47,597	356,156

Capital lease obligations(2)	3,841	2,851	753	107	130

Operating lease obligations:
Hyak Mining Lease	5,904	268	537	537	4,562
Operating leases	15,952	5,304	6,100	1,359	3,189
	21,856	5,572	6,637	1,896	7,751

Other long-term obligations:
Reclamation and mine closure(3)	134,501	842	5,651	17,182	110,826
Lines of credit and other financing	—	—	—	—	—
Severance payments(4)	7,338	2,009	—	—	5,329
Palmarejo Royalty Obligation	112,909	47,934	64,975	—	—
	254,748	50,785	70,626	17,182	116,155
Total	$755,593	$83,006	$125,613	$66,782	$480,192

(1)	The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at December 31, 2013.

(2)	The Company has entered into various capital lease agreements for commitments principally over the next three years.

(3)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on the table are undiscounted.

(4)	Severance amounts represent accrued benefits for government mandated severance at the Palmarejo mine, San Bartolomé mine, and Coeur South America.
Environmental Compliance Expenditures
For the years ended December 31, 2013, 2012, and 2011, the Company expended $6.1 million, $9.6 million and $10.4 million, respectively, in connection with routine environmental compliance activities at its operating properties. Such activities include monitoring, earth moving, water treatment and re-vegetation activities. In addition, the Company has incurred reclamation costs of $0.9 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012, and 2011. Such costs stem from activities including monitoring, earth moving water treatment and re-vegetation activities.
The Company estimates that environmental compliance expenditures during 2014 will be approximately $8.9 million to obtain permit modifications and other regulatory authorizations. Future environmental expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

Other Liquidity Matters
In the fourth quarter of 2013, the Company made an assertion that earnings are permanently reinvested in its Mexican mining operations which results in an income tax benefit in the current year of $81 million. Therefore, at December 31, 2013, no provision has been made for United States federal and state income taxes on the Company's outside tax basis differences in Mexico, which primarily relate to accumulated foreign earnings which have been reinvested and are expected to be reinvested outside the United States indefinitely. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
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
Risk Factors; Forward-Looking Statements
For information relating to important risks and uncertainties that could materially adversely affect the Company’s business, securities, financial condition or operating results, reference is made to the disclosure set forth above in "Item 1A. Risk Factors." In addition, because the preceding discussion includes numerous forward-looking statements relating to the Company, its results of operations and financial condition and business, reference is made to the information set forth above in “Item 1. Business” under the caption “Cautionary Statement Concerning Forward-Looking Statements.”
Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles ("GAAP"). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income
Management uses adjusted net income to evaluate the Company's operating performance, and for planning and forecasting business operations. The Company believes the use of adjusted net income allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of adjusted net income are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Net income (loss) is reconciled to Adjusted net income (loss) as follows:

	Years ended December 31,
	2013	2012	2011
Net income (loss)	$(650,563)	$48,677	$93,499
Share based compensation	4,812	8,010	8,122
Impairment of marketable securities	18,308	605	—
Deferred income tax provision	(177,178)	16,163	51,792
Accretion of royalty obligation	14,947	18,294	21,550
Write-downs	772,993	5,825	—
Litigation settlement	32,046	—	—
Gain on sale of building	(1,200)	—	—
Gain on commutation of reclamation bonding arrangements	(7,609)	—	—
Loss on debt extinguishments	—	1,036	5,526
Fair value adjustments, net	(82,768)	23,487	52,050
Adjusted net income (loss)	$(76,212)	$122,097	$232,539

Adjusted net income (loss) per share	$(0.78)	$1.37	$2.59
Cash Operating Costs
Management uses cash operating costs to evaluate the operating performance of the Company's mines. Cash operating costs reflect the direct costs and related overhead arising from the physical activities involved in producing metal. These costs include the cost of mining, processing, and other plant costs but exclude certain amounts required to be included in production costs applicable to sales, including third-party smelting costs, inventory adjustments and other non-cash charges. These measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP, and other companies may calculate the measures differently.
Year Ended December 31, 2013

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	Total
Total Cash Operating Costs (Non-U.S. GAAP)	$16,919	$77,308	$109,055	$65,132	$8,077	$276,491
Royalties	—	5,314	—	(1,459)	—	3,855
Total Cash Costs (Non-U.S. GAAP)	$16,919	$82,622	$109,055	$63,673	$8,077	$280,346
Add/Subtract:
Third party smelting costs	—	—	(11,786)	—	(2,637)	(14,423)
By-product credit	162,046	—	—	44,131	—	206,177
Other adjustments	1,084	1,172	—	—	—	2,256
Change in inventory	8,524	3,035	7,306	(29,934)	376	(10,693)
Amortization	134,184	19,565	63,216	10,570	3,740	231,275
Production costs applicable to sales, including amortization (U.S. GAAP)	$322,757	$106,394	$167,791	$88,440	$9,556	$694,938
Silver ounces produced	7,603,144	5,940,538	—	2,798,937	668,574	17,011,193
Cash operating cost per silver ounce	$2.23	$13.01	$—	$23.27	$12.08	$9.84
Gold ounces produced	—	—	114,821	—	—	114,821
Cash operating cost per gold ounce	$—	$—	$950	$—	$—	$950
Year Ended December 31, 2012

(In thousands except ounces and per ounce costs)	Palmarejo	San Bartolomé	Kensington	Rochester	Martha(1)	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$10,958	$69,771	$111,499	$26,959	$16,094	$12,675	$247,956
Royalties	—	7,084	—	3,487	306	—	10,877
Total Cash Costs (Non-U.S. GAAP)	$10,958	$76,855	$111,499	$30,446	$16,400	$12,675	$258,833
Add/Subtract:
Third party smelting costs	—	—	(10,910)	—	(3,943)	(3,648)	(18,501)
By-product credit	176,237	—	—	63,440	422	—	240,099
Other adjustments	1,108	256	17	(1,355)	882	—	908
Change in inventory	9,175	(5,683)	(13,517)	(20,470)	3,922	(204)	(26,777)
Amortization	146,557	16,707	41,645	8,065	515	4,591	218,080
Production costs applicable to sales, including amortization (U.S. GAAP)	$344,035	$88,135	$128,734	$80,126	$18,198	$13,414	$672,642
Silver ounces produced	8,236,013	5,930,394	—	2,801,405	323,386	734,008	18,025,206
Cash operating cost per silver ounce	$1.33	$11.76	$—	$9.62	$49.77	$17.27	$7.57
Gold ounces produced	—	—	82,125	—	—	—	82,125
Cash operating cost per gold ounce	$—	$—	$1,358	$—	$—	$—	$1,358

Year Ended December 31, 2011

(In thousands except ounces and per ounce costs)	Palmarejo(2)	San Bartolomé	Kensington	Rochester	Martha(1)	Endeavor	Total
Total Cash Operating Cost (Non-U.S. GAAP)	$(8,743)	$68,277	$96,234	$31,978	$17,367	$11,573	$216,686
Royalties	—	11,561	—	2,177	685	—	14,423
Total Cash Costs (Non-U.S. GAAP)	$(8,743)	$79,838	$96,234	$34,155	$18,052	$11,573	$231,109
Add/Subtract:
Third party smelting costs	—	—	(11,003)	—	(2,882)	(2,872)	(16,757)
By-product credit(3)	197,342	—	—	9,898	949	—	208,189
Other adjustments	1,441	906	19	522	559	—	3,447
Change in inventory	(3,839)	(1,065)	16,422	(16,727)	(1,165)	(67)	(6,441)
Amortization	159,231	22,408	35,839	2,807	554	3,148	223,987
Production costs applicable to sales, including amortization (U.S. GAAP)	$345,432	$102,087	$137,511	$30,655	$16,067	$11,782	$643,534
Silver ounces produced	9,041,488	7,501,367	—	1,392,433	529,602	613,361	19,078,251
Cash operating cost per silver ounce	$(0.97)	$9.10	$—	$22.97	$32.79	$18.87	$6.31
Gold ounces produced	—	—	88,420	—	—	—	88,420
Cash operating cost per gold ounce	$—	$—	$1,088	$—	$—	$—	$1,088

(1)	The Martha mine ceased active mining operations in September 2012.

(2)
The Palmarejo gold production royalty is currently reflected as a minimum royalty obligation which commenced on July 1, 2009 and ends when payments have been made on a total of 400,000 ounces of gold, at which time a royalty expense will be recorded.

(3)	Amounts reflect final metal settlement adjustments.
Gold is accounted for as a by-product credit at the Palmarejo and Rochester mines whereby revenues from gold are deducted from operating costs in the calculation of cash operating costs per ounce. If the Company's accounting policy was changed to treat gold as a co-product, the following cash operating costs per ounce would be reported:

	Years ended December 31,
	2013		2012		2011
	Palmarejo	Rochester	Palmarejo	Rochester	Palmarejo	Rochester
Total cash operating costs	$178,965	$109,263	$187,195	$90,400	$188,599	$41,876

Silver revenue	53%	58%	59%	59%	61%	84%
Gold revenue	47%	42%	41%	41%	39%	16%

Silver ounces produced	7,603,144	2,798,937	8,236,013	2,801,405	9,041,488	1,392,433
Gold ounces produced	116,536	30,860	103,068	38,066	125,071	6,276

Silver cash operating costs per ounce	$12.38	$22.68	$13.45	$19.20	$12.82	$25.34
Gold cash operating costs per ounce	$728	$1,483	$742	$962	$581	$1,050
All-in Sustaining Costs

Management uses all-in sustaining costs (“AISC) to evaluate the Company’s operating performance from discovery through final reclamation. We believe AISC will assist analysts, investors and other stakeholders in understanding the costs associated with producing silver, the economics of silver mining and assessing our operating performance and ability to generate free cash flow from operations. AISC may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces (silver to gold ratio of 60 to 1) best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Year Ended December 31, 2013

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$322,814	$106,392	$88,440	$9,573	$527,219	$167,791	$695,010
Amortization	(134,240)	(19,565)	(10,571)	(3,755)	(168,131)	(63,216)	(231,347)
Costs applicable to sales	$188,574	$86,827	$77,869	$5,818	$359,088	$104,575	$463,663
Silver equivalent ounces sold	14,227,657	6,079,156	5,012,198	689,112	26,008,123
Gold ounces sold						117,500
Costs applicable to sales per ounce	$13.25	$14.28	$15.54	$8.44	$13.81	$890

Costs applicable to sales							$463,663
Treatment and refining costs							10,462
Sustaining capital							58,840
General and administrative							55,343
Exploration							22,360
Reclamation							3,746
Project/pre-development costs							11,869
All-in sustaining costs							$626,283
Silver equivalent ounces sold							26,008,123
Kensington silver equivalent ounces sold							7,050,012
Consolidated silver equivalent ounces sold							33,058,135
All-in sustaining costs per silver equivalent ounce							$18.94
Year Ended December 31, 2012

	Silver						Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Martha	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$344,073	$88,137	$80,085	$13,456	$18,198	$543,949	$128,734	$672,683
Amortization	(146,557)	(16,707)	(8,065)	(4,632)	(515)	(176,476)	(41,645)	(218,121)
Costs applicable to sales	$197,516	$71,430	$72,020	$8,824	$17,683	$367,473	$87,089	$454,562
Silver equivalent ounces sold	14,979,058	5,760,840	4,465,060	722,611	526,320	26,453,889
Gold ounces sold							71,709
Costs applicable to sales per ounce	$13.19	$12.40	$16.13	$12.21	$33.60	$13.89	$1,214

Costs applicable to sales								$454,562
Treatment and refining costs								11,162
Sustaining capital								69,691
General and administrative								32,977
Exploration								26,270
Reclamation								3,192
Project/pre-development costs								1,261
All-in sustaining costs								$599,115
Silver equivalent ounces sold								26,453,889
Kensington silver equivalent ounces sold								4,302,568
Consolidated silver equivalent ounces sold								30,756,457
All-in sustaining costs per silver equivalent ounce								$19.48

Year Ended December 31, 2011

	Silver						Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Martha	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$345,432	$102,087	$30,655	$11,782	$16,067	$506,023	$137,511	$643,534
Amortization	(159,231)	(22,408)	(2,807)	(3,148)	(554)	(188,148)	(35,839)	(223,987)
Costs applicable to sales	$186,201	$79,679	$27,848	$8,634	$15,513	$317,875	$101,672	$419,547
Silver equivalent ounces sold	16,616,772	7,541,259	1,706,566	610,765	500,162	26,975,524
Gold ounces sold							106,583
Costs applicable to sales per ounce	$11.21	$10.57	$16.32	$14.14	$31.02	$11.78	$954

Costs applicable to sales								$419,547
Treatment and refining costs								8,250
Sustaining capital								83,051
General and administrative								31,379
Exploration								19,128
Reclamation								3,499
Project/pre-development costs								19,441
All-in sustaining costs								$584,295
Silver equivalent ounces sold								26,975,523
Kensington silver equivalent ounces sold								6,395,000
Consolidated silver equivalent ounces sold								33,370,523
All-in sustaining costs per silver equivalent ounce								$17.51
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, puts and calls related to future silver and gold production, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below. For additional information, see "Item 1. Business" under the caption "Cautionary Statement Concerning Forward-Looking Statements."
The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times enter into forward sale contracts or purchase puts and calls. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cashflows. These arrangements typically consist of managing its exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices.
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
At December 31, 2013, the Company had outstanding provisionally priced sales of $42.4 million consisting of 0.2 million million ounces of silver and 30,780 ounces of gold, which had a fair value of approximately $41.7 million including the embedded derivative. For each one cent per ounce change in realized silver price, revenue would vary (plus or minus) approximately $2,000 and for each one dollar per ounce change in realized gold price, revenue would vary (plus or minus) approximately $30,800. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold, which had a fair value of approximately $34.1 million including the embedded derivative. For a 10% change in realized silver price, revenue would vary (plus or minus) approximately $0.4 million and for a 10% change in realized gold price, revenue would vary (plus or minus) approximately $3.9 million.
Foreign Currency Contracts and Hedges
The Company operates, or has mining interests, in several foreign countries, specifically Australia, Bolivia, Chile, Mexico, Argentina, and Ecuador, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company from time to time enters into foreign currency exchange hedge contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at a fixed exchange rate or to lock in a specific exchange rate. Gains and losses on foreign exchange contracts that are related to firm commitments are designated and effective as hedges and are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
During 2013 and 2012, the Company entered into forward foreign currency exchange contracts as well as call and put option contracts, also referred to as collars, to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXP”) operating costs at its Palmarejo mine and development costs at La Preciosa.
At December 31, 2013, the Company had MXP foreign exchange contracts of $12.0 million in U.S. dollars. These contracts require the Company to exchange U.S. dollars for MXP at a weighted average exchange rate of 12.21 MXP to each U.S. dollar and had a fair value of $0.9 million at December 31, 2013. A 10% weakening of the MXP would result in a reduction in fair value of $0.4 million. In addition, at December 31, 2013, the Company had outstanding call options requiring it to sell $45.0 million in U.S. dollars in exchange for MXN at a weighted average strike price of 14.80 MXN to each U.S. dollar if the foreign exchange rate exceeds the strike price. Further, at December 31, 2013, the Company had outstanding put options allowing it to buy $45.0 million in U.S. dollars in exchange for MXN at a weighted average strike price of 12.60 MXN to each U.S. dollar if the foreign exchange rate exceeds the strike price. The Company recorded mark-to-market losses of $1.0 million, gains of $3.3 million, and losses of $3.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded realized gains of $0.6 million, realized losses of $1.6 million, and realized gains of $0.4 million in production costs applicable to sales during the years ended December 31, 2013, 2012, and 2011, respectively.
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of December 31, 2013, a total of 140,931 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at December 31, 2013 and 2012 was a liability of $40.3 million and $145.1 million, respectively. During the years ended December 31, 2013 and 2012, the mark-to-market adjustments for this embedded derivative amounted to a gain of $104.8 million and a gain of $14.3 million, respectively. For the years ended December 31, 2013 and 2012, realized losses on settlement of the liabilities were $28.7 million and $45.4 million, respectively. The mark-to-market adjustments and realized losses are included in fair value adjustments, net in the consolidated statement of comprehensive income (loss).
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the years ended December 31, 2013, and 2012 of $17.6 million and $19.1 million, respectively. At December 31, 2013 and 2012, the remaining minimum obligation under the royalty agreement was $51.2 million and $61.9 million, respectively. A 10% change in the price of gold would cause the fair value of the net derivative liability at December 31, 2013 to vary by approximately $15.0 million.
Gold and Silver Hedges
At December 31, 2013, the Company had outstanding put options allowing it to net settle 25,000 ounces of gold and 1,250,000 ounces of silver at weighted average strike prices of $1,150 per ounce and $17.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. The contracts expire during the first quarter of 2014. At December 31, 2013, the fair market value of these contracts was a net asset of $0.1 million.
Additional information about the Company’s derivative financial instruments may be found in Note 12 -- Derivative Financial Instruments in the notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
The financial statements required hereunder and contained herein are listed under Item 15, Exhibits and Financial Statement Schedules, below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2013.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2013 Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2013 Fiscal Year End,” “2013 Option Exercises and Stock Vested,” “Pension Benefits and Non-Qualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2013 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	415,570	$27.36	1,959,370
Equity compensation plans not approved by security holders	—	—	—
Total	415,570	$27.36	1,959,370
_______________________________________

(1)
Amounts include 221,254 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and pending approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Certain Related Person Transactions” , “Committees of the Board of Directors and Attendance” and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following financial statements are filed herewith:

(1)	The following consolidated financial statements of Coeur Mining, Inc. and subsidiaries are included in Item 8, Financial Statements and Supplementary Data.
Consolidated Balance Sheets — December 31, 2013 and 2012.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements.
(b) Exhibits: The following listed documents are filed as Exhibits to this report:

2.1
Arrangement Agreement, dated February 20, 2013, among the Registrant, 0961994 B.C. Ltd. and Orko Silver Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2013).

2.2
Memorandum of Agreement, dated March 12, 2013, among the Registrant, 0961994 B.C. Ltd. and Orko Silver Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2013).

3.1
Delaware Certificate of Conversion of the Registrant, effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013).

3.2
Delaware Certificate of Incorporation of the Registrant, effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013).

3.3
Amended and Restated Bylaws of the Registrant, effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013).

4.1
Warrant Agreement dated as of April 16, 2013, by and among the Registrant, Computershare Trust Company, N.A. and Computershare, Inc., as Warrant Agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2013).

4.2	Form of Common Stock Share Certificate of the Registrant. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013).
4.3	Form of Warrant Certificate of the Registrant (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013).
4.4
Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3.25% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008).

4.5
First Supplemental Indenture dated as of March 18, 2008 to Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3.25% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008).

4.6
Indenture, dated January 29, 2013, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

4.7
First Supplemental Indenture, dated December 16, 2013, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Filed herewith).

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

10.5
Supplemental Agreement in respect of the Amended and Restated Silver Sale and Purchase Agreement, dated January 29, 2008, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Incorporated herein by reference to Exhibit 10(cc) to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008).

10.6
Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).*

10.7
Employment Agreement, dated September 12, 2011, between the Registrant and Mitchell J. Krebs. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 16, 2011) .*

10.8
Credit Agreement, dated August 1, 2012, by and among the Registrant, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2012).

10.9
Amendment No. 1 to Credit Agreement, dated January 16, 2014, by and among the Registrant, as the parent, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Reg. No. 333-193652) filed on January 30, 2014).

10.10
Offer letter dated February 4, 2013 from the Registrant to Frank L. Hanagarne, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2013).*

10.11	Offer letter dated February 4, 2013 from the Registrant to Peter Mitchell (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2013).*
10.12	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013).
10.13
Amended and Restated Executive Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.14
Agreement and General Release dated September 16, 2013 between the Registrant and Donald J. Birak (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.15
Agreement and General Release dated September 19, 2013 between the Registrant and Luke Russell (Incorporated herein by reference to Exhibit 10.29 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.16
Amended and Restated 2003 Long-Term Incentive Plan of the Registrant, effective as of October 1, 2013 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*

10.17	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.18	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.19	Form of Non-Qualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.20	Form of Performance Share Award Agreement (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.21	Form of Performance Unit Award Agreement (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.22	Form of Cash-Settled Stock Appreciation Right Award Agreement (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report filed on November 6, 2013).*
12	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013).
21	List of subsidiaries of the Registrant. (Filed herewith).
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).

31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*    Management contract or compensatory plan or arrangement.
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 26, 2014	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 26, 2014

/s/ Peter C. Mitchell______________________ Peter C. Mitchell	Senior Vice President, and Chief Financial Officer (Principal Financial Officer)	February 26, 2014

/s/ Mark A. Spurbeck_____________________ Mark A. Spurbeck	Vice President, Finance (Principal Accounting Officer)	February 26, 2014

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 26, 2014

/s/ Kevin S. Crutchfield___________________ Kevin S. Crutchfield	Director	February 26, 2014

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 26, 2014

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 26, 2014

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 26, 2014

/s/ John H. Robinson______________________ John H. Robinson	Director	February 26, 2014

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 26, 2014

ANNUAL REPORT ON FORM 10-K
CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2013
COEUR MINING, INC.
CHICAGO, ILLINOIS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (formerly Coeur d'Alene Mines Corporation) and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur Mining, Inc. (formerly Coeur d'Alene Mines Corporation) and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur Mining, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:
We have audited Coeur Mining, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur Mining, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Coeur Mining, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur Mining, Inc. (formerly Coeur d'Alene Mines Corporation) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 26, 2014

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Years Ended December 31,
		2013	2012	2011
	Notes	(In thousands, except share data)
Sales of metal	3	$745,994	$895,492	$1,021,200
Production costs applicable to sales	3	(463,663)	(454,562)	(419,547)
Amortization		(232,879)	(218,857)	(224,500)
Gross profit		49,452	222,073	377,153
COSTS AND EXPENSES
General and administrative		55,343	32,977	31,379
Exploration		22,360	26,270	19,128
Litigation settlement	20	32,046	—	—
Write-downs	4	772,993	5,825	—
Pre-development, care, maintenance and other		11,869	1,261	19,441
Total costs and expenses		894,611	66,333	69,948
OPERATING INCOME (LOSS)		(845,159)	155,740	307,205
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments		—	(1,036)	(5,526)
Fair value adjustments, net	11	82,768	(23,487)	(52,050)
Impairment of marketable securities	13	(18,308)	(605)	—
Interest income and other, net		13,323	15,041	(6,610)
Interest expense, net of capitalized interest	18	(41,303)	(26,169)	(34,774)
Total other income (expense), net		36,480	(36,256)	(98,960)
Income (loss) before income taxes		(808,679)	119,484	208,245
Income tax (provision) benefit	8	158,116	(70,807)	(114,746)
NET INCOME (LOSS)		$(650,563)	$48,677	$93,499
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Net unrealized loss on available for sale securities, net of tax of $5,362 in 2013		(8,489)	(3,351)	(4,975)
Reclassification adjustments for other than temporary impairment of marketable securities, net of tax of $(7,087) in 2013		11,221	605	—
Reclassification adjustments for realized loss on sale of marketable securities, net of tax of $(53) in 2013		83	—	—
Other comprehensive income (loss)		2,815	(2,746)	(4,975)
COMPREHENSIVE INCOME (LOSS)		$(647,748)	$45,931	$88,524

NET INCOME (LOSS) PER SHARE	9
Basic		$(6.65)	$0.54	$1.05

Diluted		$(6.65)	$0.54	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
		2013	2012	2011
	Notes	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(650,563)	$48,677	$93,499
Add (deduct) non-cash items
Amortization		232,879	218,857	224,500
Accretion of debt discount and other costs	18	2,548	3,431	4,041
Accretion of royalty obligations	18	14,947	18,294	21,550
Deferred income taxes		(177,178)	16,163	51,792
Loss on debt extinguishment		—	1,036	5,526
Fair value adjustments, net	11	(80,399)	18,421	46,450
(Gain) loss on foreign currency transactions		(880)	(1,381)	380
Litigation settlement	20	22,046	—	—
Stock-based compensation	6	4,812	8,010	8,122
(Gain) loss on sale of assets		(9,801)	1,101	(1,145)
Impairment of marketable securities	13	18,308	605	—
Write-downs		772,993	5,825	—
Other		136	(326)	(335)
Changes in operating assets and liabilities:
Receivables and other current assets	14	663	9,756	(21,950)
Prepaid expenses and other		(15,165)	2,489	(8,839)
Inventories	15	4,031	(48,305)	(30,408)
Accounts payable and accrued liabilities		(25,910)	(31,019)	22,990
CASH PROVIDED BY OPERATING ACTIVITIES		113,467	271,634	416,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(100,813)	(115,641)	(119,988)
Acquisitions	10	(116,898)	(29,297)	—
Purchase of short-term investments and marketable securities		(8,052)	(12,959)	(49,501)
Proceeds from sales of short-term investments and marketable securities		34,796	21,695	6,246
Other		4,478	3,087	2,282
CASH USED IN INVESTING ACTIVITIES		(186,489)	(133,115)	(160,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	18	300,000	—	27,500
Payments on long-term debt, capital leases, and associated costs		(60,628)	(97,170)	(85,519)
Gold production royalty payments		(57,034)	(74,734)	(73,191)
Gold lease facility payments		—	—	(13,800)
Changes in Kensington Term Facility restricted assets		—	4,645	(1,326)
Share repurchases		(27,552)	(19,971)	—
Other		(514)	(861)	18
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		154,272	(188,091)	(146,318)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		81,250	(49,572)	108,894
Cash and cash equivalents at beginning of period		125,440	175,012	66,118
Cash and cash equivalents at end of period		$206,690	$125,440	$175,012
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2013	December 31, 2012
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$206,690	$125,440
Investments	13	—	999
Receivables	14	81,074	62,438
Ore on leach pads		50,495	22,991
Metal and other inventory	15	132,023	170,670
Deferred tax assets	8	35,008	2,458
Prepaid expenses and other		25,940	21,186
		531,230	406,182
NON-CURRENT ASSETS
Property, plant and equipment, net	16	486,273	683,860
Mining properties, net	17	1,751,501	1,991,951
Ore on leach pads		31,528	21,356
Restricted assets		7,014	24,970
Marketable securities	13	14,521	27,065
Receivables	14	36,574	48,767
Debt issuance costs, net		10,812	3,713
Deferred tax assets	8	1,189	955
Other		15,336	12,582
TOTAL ASSETS		$2,885,978	$3,221,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$53,847	$57,482
Accrued liabilities and other		6,843	10,002
Accrued income taxes		3,119	27,108
Accrued payroll and related benefits		18,329	21,306
Accrued interest payable		9,975	478
Debt and capital leases	18	2,505	55,983
Royalty obligations	11,12	48,019	65,104
Reclamation and mine closure	5	913	668
Deferred tax liabilities	8	1,011	121
		144,561	238,252
NON-CURRENT LIABILITIES
Debt and capital leases	18	306,130	3,460
Royalty obligations	11,12	65,142	141,879
Reclamation and mine closure	5	57,515	34,670
Deferred tax liabilities	8	556,246	577,488
Other long-term liabilities		25,817	27,372
		1,010,850	784,869
COMMITMENTS AND CONTINGENCIES	20
STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 102,843,003 at December 31, 2013 and 90,342,338 at December 31, 2012		1,028	903
Additional paid-in capital		2,781,164	2,601,254
Accumulated other comprehensive loss		(4,906)	(7,721)
Accumulated deficit		(1,046,719)	(396,156)
		1,730,567	2,198,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,885,978	$3,221,401

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2010	89,316	$893	$2,578,206	$(538,332)	$—	$2,040,767
Net income	—	—	—	93,499	—	93,499
Other comprehensive loss	—	—	—	—	(4,975)	(4,975)
Common stock issued/canceled under long-term incentive plans, net	339	4	7,426	—	—	7,430
Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$(4,975)	$2,136,721
Net income	—	—	—	48,677	—	48,677
Other comprehensive loss	—	—	—	—	(2,746)	(2,746)
Common stock share buyback	(893)	(9)	(19,962)	—	—	(19,971)
Common stock issued for the acquisition of Joaquin property	1,310	13	29,987	—	—	30,000
Common stock issued/canceled under long-term incentive plans and director fees and options, net	270	2	5,597	—	—	5,599
Balances at December 31, 2012	90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
Net loss	—	—	—	(650,563)	—	(650,563)
Other comprehensive income	—	—	—	—	2,815	2,815
Common stock share buyback	(1,691)	(17)	(27,535)	—	—	(27,552)
Common stock issued for the acquisition of Orko Silver Corporation	11,573	116	179,024	—	—	179,140
Common stock issued for the acquisition of Global Royalty Corporation	2,130	21	22,177	—	—	22,198
Common stock issued under long-term incentive plans, net	489	5	6,244	—	—	6,249
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 -	NATURE OF OPERATIONS
Coeur Mining, Inc. (“Coeur” or “the Company”) is a large primary silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; development projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, and Chile. The Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine, each of which is operated by the Company, and Coeur Capital, primarily comprised of the Endeavor silver stream and other precious metal royalties, constitute the Company’s principal sources of revenues.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, marketable securities, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
Principles of Consolidation
The consolidated financial statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empresa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., and Coeur Capital. All significant intercompany balances and transactions have been eliminated. The Company's investments in entities in which it has less than 20% ownership interest are accounted for using the cost method.
Revenue Recognition
Revenue is recognized, net of treatment and refining charges, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable.
Under the Company’s concentrate sales contracts with third-party smelters, gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. Revenues and production costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and forward metal prices. Final settlement is based on the average applicable price for the specified future quotational period and generally occurs from three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final gold and silver settlement.
Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents with major U.S. and international banks and financial institutions located principally in the United States with a minimum credit rating of A1, as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents.
Receivables
Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts, if deemed necessary. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party's credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. Receivable balances are written off when management determines that the balance is uncollectible.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Ore on Leach Pads
The heap leach process extracts silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.
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
The Company reported ore on the leach pads of $82.0 million as of December 31, 2013, and $44.3 million as of December 31, 2012. As of December 31, 2013, $50.5 million is reported as a current asset and $31.5 million is reported as a non-current asset. As of December 31, 2012, $23.0 million is reported as a current asset and $21.4 million is reported as a non-current asset. The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that is expected to be extracted beyond twelve months is classified as non-current. Ore on leach pad is valued based on actual production costs incurred to produce and place ore on the leach pad, less costs allocated to minerals recovered through the leach process.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.
Metal and Other Inventory
Inventories include concentrate, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Concentrate and doré inventory includes product at the mine site and product held by refineries. Concentrate inventories associated with the Endeavor mine are held by third parties. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities.
Property, Plant, and Equipment
Expenditures for new facilities, assets acquired pursuant to capital leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities, lease term, or the useful life of the individual assets. Productive lives range from 7 to 31 years for buildings and improvements and 3 to 13 years for machinery and equipment. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves.
Mining Properties and Mine Development
Capitalization of mine development costs begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as Exploration or Pre-development expense. Mine development costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Drilling and related costs incurred at the Company’s operating mines are expensed as incurred as exploration expense, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $11.6 million and $13.9 million at December 31, 2013 and 2012, respectively, were capitalized.
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
Mineral Interests
Significant payments related to the acquisition of land and mineral rights are capitalized. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.
Asset Impairment
Management reviews and evaluates its long-lived assets for impairment when events and changes in circumstances indicate that the related carrying amounts of its assets may not be recoverable. Impairment is considered to exist if the total probability-weighted estimate or other appropriate estimate of future cash flows on an undiscounted basis are less than the carrying amount of the asset group, including property plant and equipment, mineral property, development property, and any deferred costs. An impairment loss is measured and recorded based on the difference between book value and estimated fair value of the asset group. Future cash flows include estimates of recoverable ounces, gold and silver prices (considering current and historical prices, price trends and related factors), production levels and required capital investment, all based on life-of-mine plans and projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. Any differences between these assumptions and actual market conditions or the Company’s actual operating performance could have a material effect on the Company’s determination of its ability to recover the carrying amounts of its long-lived assets resulting in impairment charges. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Generally, in estimating future cash flows, all assets are grouped at a particular mine for which there is identifiable cash flow.
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2013 and 2012, the Company held certificates of deposit and cash under these agreements of $7.0 million and $25.0 million, respectively, restricted for these purposes. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
Reclamation and Remediation Costs
The Company recognizes obligations for the expected future retirement of tangible long-lived assets and other associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Amortization expense. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected prospectively in the period an estimate is revised.
Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency transaction gains and losses are included in the determination of net income or loss.
Derivative Financial Instruments
The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments are recorded each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates.
Stock-based Compensation Plans
The Company estimates the fair value of stock options and stock appreciation rights (“SARs”) awards using the Black-Scholes option pricing model. Stock options granted are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs is remeasured at each reporting date. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. Performance shares granted are accounted for as equity based awards and performance shares units are accounted for as liability-based awards. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock based compensation are included in General and administrative expenses, Production costs applicable to sales and the cost of self-constructed property, plant and equipment as deemed appropriate.
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
Income Taxes
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
Revisions
Certain immaterial amounts in prior years have been corrected to conform to current presentation. The Company reclassified certain income-based state taxes from Production costs applicable to sales to Income tax provision (benefit).
Recent Accounting Standards
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

NOTE 3 – SEGMENT REPORTING
The Company’s reportable operating segments include the Palmarejo, San Bartolomé, Rochester, Kensington, and Martha mines, as well as La Preciosa and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which holds the Endeavor silver stream and other precious metals royalties. Other includes the Joaquin project, corporate headquarters, elimination of intersegment transactions and other items necessary to reconcile to consolidated amounts.
Revenues from silver sales were $394.5 million, $549.7 million and $662.6 million in 2013, 2012, and 2011, respectively. Revenues from gold sales were $351.5 million, $345.8 million and $358.6 million in 2013, 2012, and 2011, respectively.
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	La Preciosa	Coeur Capital	Other	Total
Sales of metals	$324,040	$141,721	$148,769	$119,254	$(661)	$—	$12,871	$—	$745,994
Production costs applicable to sales	(188,572)	(86,827)	(104,575)	(77,869)	—	—	(5,818)	(2)	(463,663)
Amortization	(134,240)	(19,565)	(63,216)	(10,571)	(438)	(24)	(3,755)	(1,070)	(232,879)
Gross profit (loss)	1,228	35,329	(19,022)	30,814	(1,099)	(24)	3,298	(1,072)	49,452
Exploration expense	7,161	111	4,199	2,653	4,485	80	2,069	1,602	22,360
Write-downs	642,094	—	130,694	—	—	—	—	205	772,993
Other operating expenses	—	5,743	269	34,584	2,650	3,237	1,397	51,378	99,258
OPERATING INCOME (LOSS)	(648,027)	29,475	(154,184)	(6,423)	(8,234)	(3,341)	(168)	(54,257)	(845,159)
Interest and other income, net	906	2,582	(187)	(318)	865	15	(19,474)	10,626	(4,985)
Interest expense, net	(15,123)	(74)	(424)	(20)	(1)	—	—	(25,661)	(41,303)
Fair value adjustments, net	76,218	—	7,480	416	—	—	—	(1,346)	82,768
Income tax (provision) benefit	107,748	(10,938)	(1)	(2,332)	(137)	(20,856)	2,179	82,453	158,116
Net income (loss)	$(478,278)	$21,045	$(147,316)	$(8,677)	$(7,507)	$(24,182)	$(17,463)	$11,815	$(650,563)
Segment assets(1)	$1,164,852	$289,272	$343,144	$176,789	$6,168	$410,335	$62,678	$105,581	$2,558,819
Capital expenditures	$33,730	$11,568	$21,404	$29,406	$10	$1,122	$—	$3,573	$100,813
(1)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Coeur Capital	Other	Total
Sales of metals	$442,098	$178,005	$110,987	$132,392	$13,162	$18,848	$—	$895,492
Production costs applicable to sales	(197,478)	(71,428)	(87,089)	(72,061)	(17,682)	(8,824)	—	(454,562)
Amortization	(146,595)	(16,709)	(41,645)	(8,065)	(692)	(4,632)	(519)	(218,857)
Gross profit (loss)	98,025	89,868	(17,747)	52,266	(5,212)	5,392	(519)	222,073
Exploration expense	7,575	159	3,283	3,591	8,648	1,056	1,958	26,270
Write-downs	—	—	—	—	5,825	—	—	5,825
Other operating expenses	11	80	74	1,401	2,108	(736)	31,300	34,238
OPERATING INCOME (LOSS)	90,439	89,629	(21,104)	47,274	(21,793)	5,072	(33,777)	155,740
Interest and other income, net	4,017	9,719	(77)	358	(1,153)	(77)	1,649	14,436
Interest expense, net	(18,938)	(72)	(2,972)	(26)	(3)	—	(4,158)	(26,169)
Loss on debt extinguishment	—	—	(1,036)	—	—	—	—	(1,036)
Fair value adjustments, net	(31,054)	—	4,089	—	—	—	3,478	(23,487)
Income tax (provision) benefit	(18,066)	(44,632)	—	(2,195)	976	(327)	(6,563)	(70,807)
Net income (loss)	$26,398	$54,644	$(21,100)	$45,411	$(21,973)	$4,668	$(39,371)	$48,677
Segment assets(1)	$1,905,269	$302,922	$508,658	$104,373	$9,813	$32,656	$110,365	$2,974,056
Capital expenditures	$38,456	$25,672	$36,994	$11,794	$1,193	$—	$1,532	$115,641
(1)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Year ended December 31, 2011	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Martha Mine	Coeur Capital	Other	Total
Sales of metals	$513,097	$267,502	$151,186	$57,331	$13,347	$18,737	$—	$1,021,200
Production costs applicable to sales	(186,201)	(79,679)	(101,672)	(27,848)	(15,513)	(8,634)	—	(419,547)
Amortization	(159,264)	(22,410)	(35,839)	(2,824)	(556)	(3,155)	(452)	(224,500)
Gross profit (loss)	167,632	165,413	13,675	26,659	(2,722)	6,948	(452)	377,153
Exploration expense	6,863	248	1,102	1,989	6,367	662	1,897	19,128
Other operating expenses	949	342	317	19,931	156	(1)	29,126	50,820
OPERATING INCOME (LOSS)	159,820	164,823	12,256	4,739	(9,245)	6,287	(31,475)	307,205
Interest and other income, net	(9,099)	156	4	57	(544)	1,108	1,708	(6,610)
Interest expense, net	(23,453)	(45)	(4,889)	(21)	(458)	—	(5,908)	(34,774)
Loss on debt extinguishment	—	—	—	—	—	—	(5,526)	(5,526)
Fair value adjustments, net	(40,046)	—	(8,438)	—	—	—	(3,566)	(52,050)
Income tax (provision) benefit	(28,023)	(59,867)	(31)	(409)	(1,219)	—	(25,197)	(114,746)
Net income (loss)	$59,199	$105,067	$(1,098)	$4,366	$(11,466)	$7,395	$(69,964)	$93,499
Segment assets(1)	$2,029,769	$276,423	$507,891	$76,852	$19,717	$36,349	$16,129	$2,963,130
Capital expenditures	$36,976	$17,731	$34,013	$27,217	$3,426	$59	$566	$119,988
(1)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mining properties

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	As of December 31,
(in thousands)	2013	2012	2011
Assets
Total assets for reportable segments	$2,558,819	$2,974,056	$2,963,130
Cash and cash equivalents	206,690	125,440	175,012
Short term investments	—	999	20,254
Other assets	120,469	120,906	106,045
Total consolidated assets	$2,885,978	$3,221,401	$3,264,441

Geographic Information

	As of December 31,
(in thousands)	2013	2012	2011
Long Lived Assets
United States	$384,626	$608,051	$515,096
Australia	25,668	29,408	33,999
Argentina	94,705	1,705	5,213
Bolivia	235,085	240,905	230,956
Mexico	1,487,228	1,795,677	1,903,374
Other Foreign Countries	10,462	65	65
Total	$2,237,774	$2,675,811	$2,688,703

	Twelve months ended December 31,
(in thousands)	2013	2012	2011
Revenues
United States	$268,023	$243,379	$208,517
Mexico	324,040	442,098	513,097
Bolivia	141,721	178,005	267,502
Australia	12,871	18,848	18,737
Argentina	(661)	13,162	13,347
Total	$745,994	$895,492	$1,021,200
The Company markets its doré to bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and other financial institutions. The Company has eight trading counterparties and the sales of metals to these companies amounted to approximately 72%, 91%, and 82% of total metal sales for the years ended December 31, 2013, 2012, and 2011, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
The Company currently has five trading counterparties for its silver and gold concentrates and the sales to these companies amounted to approximately 28%, 9%, and 18% of total metal sales for the years ended December 31, 2013, 2012, and 2011, respectively. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2013, 2012, and 2011 (in millions):

	Year Ended December 31,
Customer	2013	2012	2011	Segments reporting revenue
Auramet	$111.7	$94.6	$50.8	Palmarejo, San Bartolomé, Kensington, Rochester
Toronto-Dominion Bank	106.7	65.8	—	Palmarejo, Rochester
INTL Commodities	84.6	58.0	112.6	Palmarejo, San Bartolomé, Rochester
China Gold	81.5	43.8	108.9	Kensington
Valcambi	77.2	414.4	385.5	Palmarejo, San Bartolomé
Mitsui	70.3	65.6	105.1	Palmarejo, Rochester

NOTE 4 – WRITE-DOWNS

	Year ended December 31,
	2013	2012	2011
Property, plant, and equipment
Palmarejo	$102,735	$—	$—
Kensington	48,357	—	—
	151,092	—	—
Mining properties
Palmarejo	539,359	—	—
Kensington	82,337	—	—
Martha	205	5,825	—
	621,901	5,825	—

Total	$772,993	$5,825	$—
Write-downs were $773.0 million, $5.8 million, and $0.0 million in 2013, 2012, and 2011, respectively. The 2013 write-down was primarily due to a $642.1 million impairment of the Palmarejo mine (excluding $179.8 million tax benefit) and a $130.7 million impairment of the Kensington mine due to a decrease in the Company's long-term silver and gold price assumptions. The decrease in silver and gold price assumptions represented significant changes in the business, requiring the Company to evaluate for impairment. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.
The 2012 write-down was due to the cessation of mining operations at the Martha Mine in September 2012. Refer to Note 11 -- Fair Value Measurements for additional information related to the fair value determination of the impairment.
NOTE 5 – RECLAMATION AND MINE CLOSURE
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. The sum of the expected costs by year is discounted, using the Company's credit-adjusted risk-free interest rate. On an ongoing basis, management evaluates its estimates and assumptions; however, future expenditures could differ from those based on such estimates and assumptions.
Changes to the Company’s asset retirement obligations are as follows (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Years ended December 31,
	2013	2012
Asset retirement obligation - Beginning	$34,457	$32,714
Accretion	3,442	2,911
Additions and changes in estimates	20,236	(1,073)
Settlements	(681)	(95)
Asset retirement obligation - Ending	$57,454	$34,457
During the year ended December 31, 2013, Rochester and Kensington submitted updated reclamation plans to state and federal agencies based on new regulations, mine plans, and cost estimates. As a result of the new reclamation plans, the Company increased asset retirement obligations by $20.2 million in 2013. The Company did not have a similar change to the reclamation plans in the year ended December 31, 2012.
The Company has accrued $1.0 million and $0.9 million at December 31, 2013 and December 31, 2012, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in Reclamation and mine closure in the Consolidated Balance Sheets.
NOTE 6 – STOCK-BASED COMPENSATION PLANS
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance share units. Share-based compensation expense for the years ended December 31, 2013, 2012, and 2011 was $4.8 million, $8.0 million, and $8.1 million, respectively. At December 31, 2013, there was $7.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options and SARs is equal to the fair market value of the shares on the date of the grant. The value of each stock option award and SAR is estimated using the Black-Scholes option pricing model. Stock options are accounted for as equity awards and SARs are accounted for as liability awards and remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised. Cash used to settle SARs for the years ended December 31, 2013, 2012 and 2011 was $0.0 million, $0.4 million and $1.9 million, respectively.
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2013	2012	2011
Weighted average fair value of stock options granted	$12.60	$15.77	$17.85
Volatility	76.74%	70.56%	72.56%
Expected life in years	5.0	5.5	6.0
Risk-free interest rate	0.84%	0.89%	2.30%
Dividend yield	—	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option and SARs activity for the years ended December 31, 2013, 2012 and 2011:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	330,840	$24.60	230,563	$13.46
Granted	139,916	27.39	—	—
Exercised	(129,785)	11.41	(119,801)	13.10
Canceled/forfeited	(19,364)	40.16	(3,123)	14.46
Outstanding at December 31, 2011	321,607	24.60	107,639	13.46
Granted	151,102	26.97	—	—
Exercised	(40,173)	11.84	(34,385)	12.73
Canceled/forfeited	(62,536)	29.22	(4,389)	15.40
Outstanding at December 31, 2012	370,000	30.20	68,865	13.83
Granted	190,452	20.41	—	—
Exercised	(13,027)	10.77	(6,617)	13.14
Canceled/forfeited	(131,855)	29.30	(12,039)	15.40
Outstanding at December 31, 2013	415,570	$27.36	50,209	$14.15

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.00-$10.00	13,262	$10.00	5.09	13,262	$10.00	5.09
$10.00-$20.00	99,245	$17.25	9.21	3,936	$19.01	8.35
$20.00-$30.00	227,896	$26.07	6.61	99,310	$27.29	4.05
$30.00-$40.00	38,369	$39.00	1.25	37,515	$39.09	1.12
$40.00-$50.00	14,386	$48.50	1.34	14,386	$48.50	1.34
$50.00-$60.00	9,544	$51.40	0.91	9,544	$51.40	0.91
$60.00-$70.00	3,219	$66.60	0.02	3,219	$66.60	0.02
$70.00-$80.00	9,649	$70.90	0.14	9,649	$70.90	0.14
	415,570	$27.36		190,821	$33.91
At December 31, 2013, there was $0.9 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.4 years.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity awards and restricted stock unit awards are accounted for as liability awards. Restricted stock units are remeasured at each reporting date. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when vested. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares. Cash used to settle restricted stock units for the years ended December 31, 2013, 2012, and 2011 was $0.2 million, $0.9 million, and $2.2 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2010	64,623	$11.37	126,416	$27.32
Granted	205,463	27.37	—	—
Vested	(85,323)	19.36	(79,014)	27.87
Cancelled/Forfeited	(11,254)	26.89	(1,884)	25.03
Outstanding at December 31, 2011	173,509	11.37	45,518	27.32
Granted	230,096	26.40	—	—
Vested	(95,336)	23.15	(31,456)	25.92
Cancelled/Forfeited	(68,571)	27.43	(2,651)	24.60
Outstanding at December 31, 2012	239,698	25.38	11,411	24.14
Granted	573,467	15.38	—	—
Vested	(90,963)	26.83	(11,411)	22.74
Cancelled/Forfeited	(109,116)	23.30	—	—
Outstanding at December 31, 2013	613,086	$16.68	—	$—
At December 31, 2013, there was $3.6 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.7 years.
Performance Shares and Performance Share Units
Performance shares and performance share units granted under the Company’s incentive plans are accounted for at fair value. Performance share awards are accounted for as equity awards and performance units are accounted for as liability-based awards. Performance shares and performance units are valued using a Monte Carlo simulation valuation model on the date of grant. The value of the performance units is remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total stockholder return. The performance shares and units vest at the end of the three-year service period if market and service conditions are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is satisfied. Performance units are cash-based awards and are settled in cash based on the current market price of the common shares when vested. Cash used to settle performance units for the years ended December 31, 2013, 2012, and 2011 was $1.2 million, $2.1 million, and $1.4 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes performance shares and performance units’ activity for the years-ended December 31, 2013, 2012, and 2011:

	Performance Shares		Performance Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2010	100,828	$16.29	145,023	$35.41
Granted	81,489	42.72	—	—
Vested	(56,830)	23.24	(57,948)	24.68
Cancelled/Forfeited	(19,558)	48.62	(2,536)	25.03
Outstanding at December 31, 2011	105,929	16.29	84,539	35.41
Granted	145,508	25.78	32,498	—
Vested	(111,703)	7.96	(74,845)	31.17
Cancelled/Forfeited	(30,575)	42.11	(7,953)	49.20
Outstanding at December 31, 2012	109,159	26.92	34,239	39.78
Granted	173,773	23.35	34,239	38.02
Vested	(4,160)	30.97	(68,478)	38.02
Cancelled/Forfeited	(68,377)	34.49	—	—
Outstanding at December 31, 2013	210,395	$28.04	—	$—
At December 31, 2013, there was $2.4 million of total unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.9 years.
NOTE 7 – DEFINED CONTRIBUTION AND 401(k) PLAN
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company adopted a Safe Harbor Tiered Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 3% of the employee’s compensation plus matching contributions equal to 50% of the employee’s contribution up to an additional 2% of the employee’s compensation. In addition, the Company provides a noncontributory defined contribution based on a percentage of eligible employee's salary. Total plan expenses recognized for the years ended December 31, 2013, 2012, and 2011 were $4.1 million, $4.1 million, and $2.9 million, respectively.
NOTE 8 – INCOME TAXES
The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(242,562)	$(3,443)	$(38,372)
Foreign	(566,117)	122,927	246,617
Total	$(808,679)	$119,484	$208,245

For the years ended December 31, 2013, 2012, and 2011 the Company reported an income tax (provision) benefit of $158.1 million, $(70.8) million, and $(114.7) million, respectively.
The following table summarizes the components of the Company’s income tax provision from continuing operations for the three years ended December 31, 2013, 2012, and 2011 (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of the consolidated income tax benefit (expense) from continuing operations were as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
United States	$4	$(257)	$2,015
United States — State mining taxes	(714)	(2,195)	(409)
United States — Foreign withholding tax	397	(736)	(842)
Argentina	(137)	976	(1,219)
Australia	(914)	(1,760)	(1,755)
Mexico	(9,046)	(7,814)	(1,084)
Bolivia	(6,716)	(43,546)	(59,660)
Canada	(1,936)	—	—
Deferred:
Argentina	8,062	—	—
Australia	(2)	(223)	(661)
Bolivia	(4,222)	(1,087)	(207)
Mexico	94,851	(10,579)	(28,022)
United States	78,489	(3,586)	(22,902)
Income tax benefit (expense)	$158,116	$(70,807)	$(114,746)
A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is as follows:

	Years Ended December 31
	2013	2012	2011
Tax benefit (expense) from continuing operations	$283,038	$(41,819)	$(72,886)
State tax provision from continuing operations	2,245	(3,151)	(11,009)
Percentage depletion and related deductions	—	7,461	—
Change in valuation allowance	(106,802)	(12,651)	(6,032)
Non-deductible imputed interest	(214)	(525)	(808)
Uncertain tax positions	(5,209)	(9,849)	(1,279)
U.S. and foreign non-deductible expenses	(2,383)	(4,206)	(10,648)
Foreign exchange rates	13,937	(10,416)	(4,440)
Foreign inflation and indexing	2,937	712	(3,829)
Foreign tax rate differences	(24,108)	3,967	22,795
Foreign withholding and other foreign taxes	(100,331)	(5,861)	(23,246)
Foreign tax credits and other, net	13,153	5,531	(3,364)
Change in Mexico permanent reinvestment assertion	81,853	—	—
	$158,116	$(70,807)	$(114,746)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2013 and 2012, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31
	2013	2012
Deferred tax liabilities:
Mineral properties	$344,152	$461,742
Mexican mining royalty tax	76,386	—
Foreign subsidiaries — unremitted earnings	182,464	247,000
Inventory	2,746	—
Property, plant and equipment, net	33,094	60,266
	$638,842	$769,008
Deferred tax assets:
Net operating loss carryforwards	130,170	99,323
Foreign subsidiaries — future tax credits	163,947	145,395
Royalty and other long-term debt	11,616	42,221
Capital loss carryforwards	34,930	35,315
Asset retirement obligation	18,589	8,623
Unrealized foreign currency loss and other	9,567	1,590
Accrued expenses	14,756	20,692
Tax credit carryforwards	23,585	22,811
Inventory	—	1,418
	407,160	377,388
Valuation allowance	(289,378)	(182,576)
	117,782	194,812
Net deferred tax liabilities	$(521,060)	$(574,196)
The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this decision. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Years Ended December 31
	2013	2012
U.S.	$236,653	$132,790
Argentina	17,005	18,442
Canada	4,453	2,227
New Zealand	27,292	27,125
Other	3,975	1,992
	$289,378	$182,576

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2012	$1,980
Gross increase to current period tax positions	9,227
Gross decrease to prior period tax positions	(696)
Unrecognized tax benefits at December 31, 2012	$10,511
Gross increase to current period tax positions	2,231
Gross increase to prior period tax positions	2,761
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statue of limitations	(32)
Unrecognized tax benefits at December 31, 2013	$15,471
At December 31, 2013, 2012, and 2011, $14.3 million, $10.3 million, and $1.1 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company's effective tax rate. The Company is not able to estimate the amount of change in the Company's gross unrecognized tax benefits within the next twelve months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and has recognized interest and penalties of $3.8 million, $2.5 million, and $0.4 million as of 2013, 2012, and 2011, respectively.
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions and various others. The statute of limitations remains open from 2009 for the US federal jurisdiction and from 2004 for certain other foreign jurisdictions.
In the fourth quarter of 2013, the Company made an assertion that earnings are permanently reinvested in its Coeur Mexicana mining operations entity which results in an income tax benefit in the current year of $81 million. Therefore, at December 31, 2013, no provision has been made for United States federal and state income taxes on the Company's outside tax basis differences in Mexico, which primarily relate to accumulated foreign earnings which have been reinvested and are expected to be reinvested outside the United States indefinitely.
During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards as of December 31, 2013, by jurisdiction:

	U.S.	Argentina	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	226,985	21,061	7,203	4,170	97,470	6,641	363,530
Alternative minimum tax net operating losses	99,954	—	—	—	—	—	99,954
Capital losses	90,258	—	3,579	—	—	—	93,837
Alternative minimum tax credits	3,136	—	—	—	—	—	3,136
Foreign tax credits	19,494	—	—	—	—	—	19,494
The U.S. net operating losses expire from 2019 through 2033 and the Canada net operating losses will expire from 2029 through 2033. The Mexico net operating losses expire from 2017 to 2023, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2015 while the Canada capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2019.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – NET INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 2013, 1,111,021 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation due to the net loss incurred. For the year ended December 31, 2012, 479,767 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive. For the year ended December 31, 2011, 1,059,228 shares of common stock equivalents related to convertible debt and 4,258 equity based awards have not been included in the diluted per share calculation as the impact of share conversion would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 because there is no excess value upon conversion over the principal amount of the Notes.

	Year ended December 31,
In thousands except per share amounts	2013	2012	2011
Net income (loss) available to common stockholders	$(650,563)	$48,677	$93,499
Weighted average shares
Basic	97,864	89,437	89,383
Effect of share based compensation plans	—	166	342
Diluted	97,864	89,603	89,725
Income (loss) per share:
Basic	$(6.65)	$0.54	$1.05
Diluted	$(6.65)	$0.54	$1.04

NOTE 10 – ACQUISITIONS
The Company completed the acquisition of Orko Silver Corporation (“Orko”) in April 2013. Upon completion of the acquisition, the Company holds the La Preciosa silver-gold project in the state of Durango, Mexico. The transaction was accounted for as a purchase of mineral interests since La Preciosa is a development stage project. The Company incurred $17.6 million of acquisition costs related to the acquisition of Orko which were capitalized.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company completed the acquisition of Global Royalty Corporation (“GRC”) in December 2013. The transaction was accounted for as a business combination. Upon completion of the acquisition, the Company holds net smelter royalties on the El Gallo complex in Mexico and the Zaruma mine in Ecuador. The Company incurred $0.3 million of acquisition related costs in 2013 related to the acquisition of GRC which are included in General and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss).
Total consideration paid for the acquisition (in thousands):

Common shares issued (2,130,351 at $10.42)	$22,198
Cash	3,849
Total purchase price	26,047
Current liabilities	679
Deferred income taxes	7,926
Total liabilities assumed	8,605
Total consideration	$34,652
Estimated fair value of the assets acquired (in thousands):

Cash	$165
Receivables	276
Metal and other inventory	111
Mineral interests	34,100
Total assets acquired	$34,652

NOTE 11 – FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$14,521	$14,521	$—	$—
Gold and silver put options	135	—	135	—
	$14,656	$14,521	$135	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$40,338	$—	$—	$40,338
Rochester NSR royalty obligation	21,630	—	—	21,630
Other derivative instruments, net	1,590	—	1,590	—
	$63,558	$—	$1,590	$61,968

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$999	$999	$—	$—
Marketable equity securities	27,065	27,065	—	—
Put and call options	943	—	943	—
	$29,007	$28,064	$943	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$145,098	$—	$145,098	$—
Put and call options	9,299	—	9,299	—
	$154,397	$—	$154,397	$—
The Company’s short-term investments are readily convertible to cash and, therefore, these investments are classified within Level 1 of the fair value hierarchy.
The Company’s marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy. Please see Note 13 -- Investments for additional details on marketable equity securities.
The Company’s gold put and call options and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plans are a significant input used in the estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation as Level 3 financial liabilities. Based on the current mine plans, an expected royalty duration of 2.5 years and 5.1 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, as of December 31, 2013. The Company had no Level 3 financial assets or liabilities as of December 31, 2012.
The following table presents the changes in the fair value of the Company's Level 3 financial liabilities for the twelve months ended December 31, 2013.

	Balance at the beginning of the period	Additions	Revaluation	Transfers from Level 2	Balance at the end of the period	Unrealized gains (losses) recognized in income statement
Palmarejo royalty obligation embedded derivative	$—	$—	$(104,760)	$145,098	$40,338	$104,760
Rochester NSR royalty obligation	—	22,046	(416)	—	21,630	416
During 2013, Coeur recorded write-downs related to Property, Plant, and Equipment and Mining Properties totaling $773.0 million. The fair values of Property, Plant, and Equipment and Mining Properties were estimated using a discounted cash flow approach. The discounted cash flow model used significant unobservable inputs and is therefore classified within Level 3 for the fair value hierarchy. The following table sets forth the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements:

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment	Discounted cash flow	Discount rate	8.5% - 10.5%
		Long-term silver price	$25.00
		Long-term gold price	$1,450
Mining properties	Discounted cash flow	Discount rate	8.5% - 10.5%
		Long-term silver price	$25.00
		Long-term gold price	$1,450

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of financial assets and liabilities that are measured at book value in the financial statements at December 31, 2013 and December 31, 2012 are presented in the following table (in thousands):

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,067	$5,067	$—	$—
7.875% Senior Notes due 2021	307,314	307,314	—	—
Palmarejo Gold Production Royalty Obligation	65,212	—	—	65,212

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$48,220	$48,220	$—	$—
Palmarejo Gold Production Royalty Obligation	90,617	—	90,617	—
The fair value at December 31, 2013 and December 31, 2012 of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were determined by active market transactions. As such, the notes are classified as Level 1 in the fair value hierarchy.
The fair value of the Palmarejo Gold Production Royalty Obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plan is a significant input used in the estimated fair value of the Palmarejo Gold Production Royalty Obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo Gold Production Royalty Obligation as Level 3 financial liabilities. Based on the current mine plan, an expected royalty duration of 2.5 years was used to estimate the fair value of the Palmarejo Gold Production Royalty Obligation as of December 31, 2013.
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
NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction included a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. At December 31, 2013, a total of 140,931 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 5.7% and 4.2% at December 31, 2013 and 2012, respectively. The fair value of the embedded derivative at December 31, 2013 and 2012 was a liability of $40.3 million and $145.1 million, respectively. During the years ended December 31, 2013, 2012, and 2011, the mark-to-market adjustments for this embedded derivative amounted to gains of $104.8 million, losses of $14.3 million, and losses of $2.6 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, which is subject to a 1% annual inflation compounding adjustment beginning on January 21, 2013). For the years ended December 31, 2013, 2012, and 2011 realized losses on settlement of the liabilities were $28.7 million, $45.4 million, and $42.8 million, respectively. The

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the Consolidated Statement of Comprehensive Income (Loss).
Foreign Exchange Contracts and Hedges
The Company periodically enters into forward foreign currency contracts to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine. At December 31, 2013, the Company had MXN foreign exchange forward contracts with a notional amount of $12.0 million. These contracts require the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.21 MXN to each U.S. dollar, and the Company had a liability related to these contracts with a fair value of $0.9 million at December 31, 2013. In addition, at December 31, 2013, the Company had outstanding call options requiring it to sell $45.0 million in U.S. dollars in exchange for MXN at a weighted average strike price of 14.80 MXN to each U.S. dollar if the foreign exchange rate exceeds the strike price. Further, at December 31, 2013, the Company had outstanding put options allowing it to buy $45.0 million in U.S. dollars in exchange for MXN at a weighted average strike price of 12.60 MXN to each U.S. dollar if the foreign exchange rate exceeds the strike price. The Company had a liability related to these contracts with an insignificant fair value at December 31, 2013. The Company recorded a mark-to-market loss on its MXN contracts of $1.0 million for the twelve months ended December 31, 2013.
At December 31, 2012, the Company had MXN foreign exchange forward contracts on $26.1 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 13.11 MXN to each U.S. dollar and the Company had a liability with a fair value of $0.1 million at December 31, 2012. The Company recorded mark-to-market gains of $3.3 million and losses of $3.2 million for the years ended December 31, 2012 and 2011, respectively. These mark-to-market adjustments are reflected in fair value adjustments, net. The Company recorded realized gains of $0.6 million, realized losses of $1.6 million, and realized gains of $0.4 million in production costs applicable to sales during the years ended December 31, 2013, 2012, and 2011, respectively.
Gold Lease Facility
On December 12, 2008, the Company entered into a gold lease facility with Mitsubishi International Corporation (“MIC”). This gold lease facility was terminated in 2011. The Company recorded realized losses of $2.3 million for the year ended December 31, 2011, included in fair value adjustments, net.
Concentrate Sales Contracts
The Company enters into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and forward metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are adjusted to fair value through earnings each period until the date of final settlement. At December 31, 2013, the Company had outstanding provisionally priced sales of $42.4 million, consisting of 0.2 million ounces of silver and 30,780 ounces of gold. At December 31, 2012, the Company had outstanding provisionally priced sales of $33.2 million consisting of 0.4 million ounces of silver and 11,957 ounces of gold.
Commodity Derivatives
At December 31, 2013, the Company had outstanding put options allowing it to net settle 25,000 ounces of gold and 1,250,000 ounces of silver at weighted average strike prices of $1,150 per ounce and $17.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. The contracts expire during the first quarter of 2014. At December 31, 2013, the fair market value of these contracts was a net asset of $0.1 million.
At December 31, 2012, the Company had written outstanding call options requiring it to deliver 97,000 ounces of gold at a weighted average price of $1,968 per ounce if the market price of gold exceeds that price. At December 31, 2012, the Company had outstanding put options allowing it to sell 122,000 ounces of gold at a weighted average price of $968 per ounce if the market price of gold were to fall below that price. At December 31, 2012, the fair market value of these contracts was a net liability of $9.3 million. During the year ended December 31, 2013, the Company settled the remaining 97,000 ounces of gold put options and 84,500 ounces of gold call options for a net realized gain of $0.4 million.
During the year ended December 31, 2011, the Company settled an outstanding forward gold contract of 10,000 ounces at a fixed price of $1,380 per ounce, which resulted in a realized gain of $0.5 million.
During the year ended December 31, 2013, 2012, and 2011, the Company recorded unrealized gains of $8.9 million, unrealized gains of $8.6 million, and unrealized losses of $3.1 million, respectively, related to the outstanding options which was included in fair value adjustments, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the sale of the Cerro Bayo mine to Mandalay Resources Corporation, the Company received the right to 125,000 ounces of silver to be delivered in six equal quarterly installments commencing in the third quarter of 2011. The Company recognized mark-to-market losses of $0.6 million for the year ended December 31, 2012 and mark-to-market gains of $0.8 million for the year ended December 31, 2011 associated with this silver.
At December 31, 2013, the Company had the following derivative instruments that settle in each of the years indicated (in thousands except average prices and notional ounces):

	2014	2015	2016	Thereafter
Palmarejo gold production royalty	$29,831	$24,764	$15,141	$—
Average gold price in excess of minimum contractual deduction	498	494	490	—
Notional ounces	59,856	50,153	30,922	—

Mexican peso forward purchase contracts	$12,000	$—	$—	$—
Average rate (MXN/$)	12.21	—	—	—
Mexican peso notional amount	146,460	—	—	—

Mexican peso put options purchased	$45,000	$—	$—	$—
Average rate (MXN/$)	12.60	—	—	—
Mexican peso notional amount	567,150	—	—	—

Mexican peso call options sold	$45,000	$—	$—	$—
Average rate (MXN/$)	14.80	—	—	—
Mexican peso notional amount	666,075	—	—	—

Silver concentrate sales agreements	$3,645	$—	$—	$—
Average silver price	$20.98	$—	$—	$—
Notional ounces	173,752	—	—	—

Gold concentrate sales agreements	$38,760	$—	$—	$—
Average gold price	$1,259	$—	$—	$—
Notional ounces	30,780	—	—	—

Gold put options purchased	$274	$—	$—	$—
Average gold strike price	$1,150	$—	$—	$—
Notional ounces	25,000	—	—	—

Silver put options purchased	$238	$—	$—	$—
Average silver strike price	$17.00	$—	$—	$—
Notional ounces	1,250,000	—	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following summarizes the classification of the fair value of the derivative instruments (in thousands):

	December 31, 2013
	Prepaid expenses and other	Accrued liabilities and other	Other long- term liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$38	$947	$—	$—	$—
Palmarejo gold production royalty	—	—	—	17,650	22,688
Gold and silver put options	135	—	—	—	—
Concentrate sales contracts	11	693	—	—	—
	$184	$1,640	$—	$17,650	$22,688

	December 31, 2012
	Prepaid expenses and other	Accrued liabilities and other	Other long- term Liabilities	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$376	$300	$—	$—	$—
Palmarejo gold production royalty	—	—	—	41,146	103,952
Gold and silver put options, net	—	2,025	7,274	—	—
Concentrate sales contracts	1,030	163	—	—	—
	$1,406	$2,488	$7,274	$41,146	$103,952
The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2013, 2012, and 2011 (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2013	2012	2011
Sales of metal	Concentrate sales contracts	$(1,995)	$1,682	$2,505
Production costs applicable to sales	Forward foreign exchange contracts	589	(1,621)	383
Fair value adjustments, net	Gold lease facility	—	—	(132)
Fair value adjustments, net	Forward foreign exchange contracts	(985)	3,264	(3,192)
Fair value adjustments, net	Forward gold contract	—	—	34
Fair value adjustments, net	Silver ounces receivable	—	213	(276)
Fair value adjustments, net	Palmarejo gold royalty	76,200	(31,053)	(40,046)
Fair value adjustments, net	Put and call options	7,119	4,089	(8,438)
		$80,928	$(23,426)	$(49,162)
Credit Risk
The credit risk exposure related to any derivative instruments is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company enters into contracts with financial institutions management deems credit worthy and limits credit exposure to each. The Company does not anticipate non-performance by any of its counterparties. In addition, to allow for situations where derivative positions may need to be revised, the Company deals only in markets that management considers highly liquid.
NOTE 13 – INVESTMENTS
The Company invests in marketable equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	At December 31, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities	$17,649	$(3,300)	$172	$14,521

	At December 31, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable securities	$34,786	$(10,443)	$2,722	$27,065

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2013 (in thousands):

	Less than twelve months		Twelve months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Marketable equity securities	$(3,300)	$4,146	$—	$—	$(3,300)	$4,146
In the years ended December 31, 2013 and 2012, the Company recognized a net unrealized loss of $13.9 million and an unrealized loss of $3.4 million, respectively, in Other comprehensive income (loss). The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded other-than-temporary impairment losses of $18.3 million and $0.6 million for the year ended December 31, 2013 and 2012, respectively.
The Company had $1.0 million of short-term investments at December 31, 2012, primarily certificates of deposit with maturity dates of less than one year.
NOTE 14 – RECEIVABLES
Receivables consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Receivables - current
Accounts receivable - trade	$17,303	$8,701
Refundable income tax	6,240	9,331
Refundable value added tax	49,168	40,020
Accounts receivable - other	8,363	4,386
	$81,074	$62,438
Receivables - non-current
Refundable value added tax	$36,574	$48,767

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts. Management evaluates the collectability of receivable account balances to determine the allowance, if any. There were no allowances against receivable balances at December 31, 2013 or December 31, 2012.
NOTE 15 – METAL AND OTHER INVENTORY
Metal and other inventory consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Concentrate and doré inventory	$67,105	$91,130
Supplies	64,918	79,540
	$132,023	$170,670

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Land	$1,764	$2,010
Buildings and improvements	489,535	581,286
Machinery and equipment	365,783	360,199
Capitalized leases for machinery, equipment, buildings, and land	16,133	35,129
	873,215	978,624
Accumulated amortization	(395,520)	(313,067)
	477,695	665,557
Construction in progress	8,578	18,303
	$486,273	$683,860
Rent expense for operating lease agreements was $16.7 million, $14.1 million and $14.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mining properties	$151,845	$70,761	$268,351	$150,348	$—	$—	$—	$641,305
Accumulated amortization	(110,143)	(22,236)	(80,032)	(103,130)	—	—	—	(315,541)
	41,702	48,525	188,319	47,218	—	—	—	325,764
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	78,133	1,753,129
Accumulated amortization	(300,187)	(8,759)	—	—	—	—	(18,446)	(327,392)
	846,385	17,884	—	—	408,352	93,429	59,687	1,425,737
Total mining properties	$888,087	$66,409	$188,319	$47,218	$408,352	$93,429	$59,687	$1,751,501

December 31, 2012	Palmarejo	San Bartolomé	Kensington	Rochester	Endeavor	Joaquin	Total
Mining properties	$155,722	$70,322	$333,619	$114,973	$—	$—	$674,636
Accumulated amortization	(82,037)	(18,439)	(46,649)	(100,437)	—	—	(247,562)
	73,685	51,883	286,970	14,536	—	—	427,074
Mineral interests	1,658,389	26,642	—	—	44,033	93,571	1,822,635
Accumulated amortization	(235,795)	(7,338)	—	—	(14,625)	—	(257,758)
	1,422,594	19,304	—	—	29,408	93,571	1,564,877
Total mining properties	$1,496,279	$71,187	$286,970	$14,536	$29,408	$93,571	$1,991,951
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has conducted operations at the Rochester mine, located in Western Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods. Rochester’s primary product is silver with gold produced as a by-product.
On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”), which holds the La Preciosa silver-gold project in Durango, Mexico. Please see Note 10 -- Acquisitions for more information.
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
The Company's mineral interests held by Coeur Capital primarily consist of the Endeavor silver stream, the royalty interests obtained through the acquisition of Global Royalty Corp., and the Cerro Bayo royalty. In May 2005, CDE Australia Pty Ltd, (“CDE Australia”), a wholly-owned subsidiary of Coeur Capital, acquired the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). In March 2006, CDE Australia entered into an amended agreement under which it owns all silver production and reserves up to a total of 20.0 million payable ounces. CDE Australia has received approximately 4.8 million payable ounces to-date and the current ore reserve contains approximately 3.7 million payable ounces based on current metallurgical recovery and current smelter contract terms.
Coeur Capital also holds a tiered royalty on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% NSR, a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, and a 2.0% NSR on Mandalay Resources Corp.’s Cerro Bayo mine in Chile. Please see Note 10 -- Acquisitions for more information related to the Global Royalty acquisition.
NOTE 18 – DEBT
The current and non-current portions of long-term debt and capital lease obligations at December 31, 2013 and December 31, 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$5,334	$48,081	$—
7.875% Senior Notes due 2021	—	300,000	—	—
Capital lease obligations	2,505	796	7,902	3,460
	$2,505	$306,130	$55,983	$3,460
Minimum future lease payments under capital and operating leases with terms longer than one year are $8.2 million in 2014, $5.1 million in 2015, $1.6 million in 2016, $0.8 million in 2017, $0.8 million in 2018, and $3.3 million thereafter.

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of its outstanding 3.25% Convertible Senior Notes due 2028. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million as of December 31, 2013.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the twelve months ended December 31, 2013 and 2012, respectively, was $0.6 million and $0.2 million, charged to interest expense. On January 16, 2014, the Company and the Borrowers entered into that certain Amendment No. 1 to Credit Agreement (the “Amendment”) to amend the Credit Agreement. Pursuant to the Amendment, among other things, the pricing of loans and undrawn commitments under the Credit Agreement was modified and certain modifications were made to the financial covenants and negative covenant provisions under the Credit Agreement.
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
Borrowings under the Revolving Credit Facility, as amended by the Amendment, bear interest at a rate selected by the Borrowers equal to either LIBOR plus a margin of 2.25% to 4.00% or an alternate base rate plus a margin of 1.25% to 3.00%, with the margin determined by reference to the Company's ratio of consolidated debt to adjusted EBITDA.
Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Revolving Credit Facility are permitted without prepayment premium or penalty, subject to payment of customary LIBOR breakage costs. Amounts so repaid may be re-borrowed subject to customary requirements.
The Revolving Credit Facility, as amended by the Amendment, contains representations and warranties, events of default and affirmative and negative covenants that are usual and customary, including covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions and share repurchases. The Revolving Credit Facility, as amended by the Amendment, also contains financial covenants that require (i) the ratio of consolidated debt to adjusted EBITDA to be not greater than 3.25 to 1.00 for the quarter ended December 31, 2013 and not greater than 4.75 to 1.00 for any fiscal quarter ending after October 1, 2015 (for quarters ending between January 1, 2014 to September 30, 2015, the ratio of consolidated debt to adjusted EBITDA will not be tested), (ii) the ratio of adjusted EBITDA to interest expense to be not less than 3.00 to 1.00 for fiscal quarters ending between October 1, 2013 and June 30, 2014, after which the ratio may not be less than (a) 2.75 to 1.00 for the quarter ending September 30, 2014, (b) 1.50 to 1.00 for the quarters ended December 31, 2014 and March 31, 2015, (c) 2.00 to 1.00 for the quarter ending June 30, 2015, (d) 2.75 to 1.00 for the quarters ending September 30, 2015 and December 31, 2015 and (e) 3.00 to 1.00 for any quarter ending after January 1, 2016, (iii) the tangible net worth to be not less than the greater of (a) $900 million and (b)(1) for quarters ending between October 1, 2013 and September 30, 2014, 85% of our tangible net worth as of the fiscal year ending December 31, 2013 and (2) for quarters ending thereafter, 85% of the tangible net worth as of December 31 of the previous fiscal year plus 25% of net income, if positive, for the period after December 31 of such previous fiscal year to the date of measurement, or minus any net losses with limits of $50 million on any net losses in any fiscal year, (iv) minimum adjusted EBITDA to be at least $100 million for the most recently ended four fiscal quarter period for quarters ending between January 1, 2014 and September 30, 2014, after which minimum adjusted EBITDA must be at least (a) $50 million for the fiscal quarters ending December 31, 2014 and March 31, 2015, (b) $75 million for the fiscal quarter ending June 30, 2015, (c) $100 million for the fiscal quarters ending September 30, 2015 and December 31, 2015 and (d) $110 million for any fiscal quarter after January 1, 2016, (v) the ratio of consolidated secured debt to adjusted EBITDA, tested quarterly, to be not greater than 1.25 to 1.00, and (vi) the minimum cash balance, tested quarterly, to be not less than $50 million. The Amendment further restricted the Company's ability to pay dividends and make share repurchases for so long as the ratio of consolidated debt to adjusted EBITDA is greater than 3.00 to 1.00.
The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2013. As of December 31, 2013, no amounts were outstanding under the Revolving Credit Facility.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Lines of Credit
At December 31, 2013, Manquiri had two outstanding lines of credit supporting value added tax recoveries in Bolivia. The lines are held with Banco Bisa, $7.0 million bearing interest at 2.75% per annum, and Banco de Crédito, $4.0 million bearing interest at 2.5% per annum. There was no balance outstanding on the two lines of credit at December 31, 2013 and December 31, 2012, respectively.
Kensington Term Facility
On August 16, 2012, Coeur Alaska repaid all obligations and indebtedness outstanding under the Coeur Alaska, Inc. Term Facility Agreement, as amended and restated on December 20, 2010, with Credit Suisse AG (the "Kensington Term Facility"), which totaled approximately $68.6 million and resulted in a $1.0 million loss on the debt extinguishment in 2012. Upon payment in full, the Kensington Term Facility was terminated and all of the liens granted under the Kensington Term Facility were released.
As a condition to the Kensington Term Facility with Credit Suisse, the Company agreed to enter into a gold hedging program which protects a minimum of 243,750 ounces of gold production over the life of the term facility against the risk associated with fluctuations in the market price of gold. This program consists of a series of zero cost collars which consist of a floor price and a ceiling price of gold. Coeur Alaska has transferred these hedge positions to Wells Fargo Bank, N.A., as hedge provider. Call options protecting 97,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the call options was $1,968. Put options protecting 122,000 ounces of gold were outstanding at December 31, 2012. The weighted average strike price of the put options was $968. During the year ended December 31, 2013, the Company unwound the gold hedging program.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $400 per ounce, subject to a 1% annual inflation compounding adjustment commencing January 21, 2013. As of December 31, 2013, payments had been made on a total of 259,069 ounces of gold with further payments to be made on an additional 140,931 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the years ended December 31, 2013 and 2012, the Company paid $57.0 million and $74.7 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized in operating expenses.
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the years ended December 31, 2013, 2012, and 2011 of $17.6 million, $19.1 million, and $22.2 million respectively. As of December 31, 2013 and 2012, the remaining minimum obligation under the royalty agreement was $51.2 million and $61.9 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense
Interest expense is made up of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
3.25% Convertible Senior Notes due 2028	$466	$1,581	$1,581
7.875 % Senior Notes due 2021	21,853	—	—
Revolving Credit Facility	612	213	—
1.25% Convertible Senior Notes due 2024 (terminated in 2011)	—	—	1
Senior Term Notes (terminated in 2011)	—	—	1,381
Kensington Term Facility (terminated in 2012)	—	2,339	4,383
Capital lease obligations	415	997	1,620
Other debt obligations	291	881	1,379
Accretion of Franco Nevada royalty obligation	17,641	19,139	22,230
Amortization of debt issuance costs	2,143	1,146	2,050
Accretion of debt discount	576	2,536	2,324
Capitalized interest	(2,694)	(2,663)	(2,175)
Total interest expense, net of capitalized interest	$41,303	$26,169	$34,774
NOTE 19 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., and Coeur Capital Inc. (collectively, the “Subsidiary Guarantors”) of the $300 million aggregate principal amount of 7.875% senior notes issued by Coeur on January 29, 2013. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur, the guarantees are full and unconditional and no other subsidiary of Coeur guaranteed any security issued under the Registration Statement. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$268,023	$477,971	$—	$745,994
Production costs applicable to sales	—	(182,444)	(281,219)	—	(463,663)
Depreciation, depletion and amortization	(1,066)	(73,802)	(158,011)	—	(232,879)
Gross profit	(1,066)	11,777	38,741	—	49,452
COSTS AND EXPENSES
General and administrative	50,213	3,245	1,885	—	55,343
Exploration	1,602	8,920	11,838	—	22,360
Litigation settlement	—	32,046	—	—	32,046
Write-downs	—	130,694	642,299	—	772,993
Pre-development, care, maintenance and other	—	946	10,923	—	11,869
Total costs and expenses	51,815	175,851	666,945	—	894,611
OPERATING LOSS	(52,881)	(164,074)	(628,204)	—	(845,159)
OTHER INCOME AND EXPENSE
Fair value adjustments, net	(1,346)	7,896	76,218	—	82,768
Other than temporary impairment of marketable securities	(18,097)	(211)	—	—	(18,308)
Interest income and other, net	13,408	(1,539)	4,602	(3,148)	13,323
Interest expense, net of capitalized interest	(25,652)	(445)	(18,354)	3,148	(41,303)
Total other income and expense, net	(31,687)	5,701	62,466	—	36,480
Loss before income taxes	(84,568)	(158,373)	(565,738)	—	(808,679)
Income tax benefit	78,332	(155)	79,939	—	158,116
Total loss after taxes	(6,236)	(158,528)	(485,799)	—	(650,563)
Equity income (loss) in consolidated subsidiaries	(644,327)	(68)	—	644,395	—
NET INCOME (LOSS)	$(650,563)	$(158,596)	$(485,799)	$644,395	$(650,563)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on available for sale securities	(8,489)	(552)	—	552	(8,489)
Reclassification adjustments for losses included in net income	11,221	211	—	(211)	11,221
Reclassification adjustments for realized loss on sale of marketable securities	83	—	—	—	83
Other comprehensive income (loss)	2,815	(341)	—	341	2,815
COMPREHENSIVE INCOME (LOSS)	$(647,748)	$(158,937)	$(485,799)	$644,736	$(647,748)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$243,380	$652,112	$—	$895,492
Production costs applicable to sales	—	(159,151)	(295,411)	—	(454,562)
Depreciation, depletion and amortization	(521)	(49,750)	(168,586)	—	(218,857)
Gross profit	(521)	34,479	188,115	—	222,073
COSTS AND EXPENSES
General and administrative	30,699	1,101	1,177	—	32,977
Exploration	1,946	7,930	16,394	—	26,270
Write-downs	—	—	5,825	—	5,825
Pre-development, care, maintenance and other	—	(362)	1,623	—	1,261
Total costs and expenses	32,645	8,669	25,019	—	66,333
OPERATING INCOME (LOSS)	(33,166)	25,810	163,096	—	155,740
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	—	(1,036)	—	—	(1,036)
Fair value adjustments, net	3,477	4,089	(31,053)	—	(23,487)
Other than temporary impairment of marketable securities	(605)	—	—	—	(605)
Interest income and other, net	5,744	859	13,071	(4,633)	15,041
Interest expense, net of capitalized interest	(4,158)	(2,997)	(23,647)	4,633	(26,169)
Total other income and expense, net	4,458	915	(41,629)	—	(36,256)
Income (loss) before income taxes	(28,708)	26,725	121,467	—	119,484
Income tax provision	(3,844)	(2,930)	(64,033)	—	(70,807)
Total income (loss) after taxes	(32,552)	23,795	57,434	—	48,677
Equity income (loss) in consolidated subsidiaries	81,229	—	—	(81,229)	—
NET INCOME (LOSS)	$48,677	$23,795	$57,434	$(81,229)	$48,677
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized loss on available for sale securities	(3,351)	—	—	—	(3,351)
Reclassification adjustments for losses included in net income	605	—	—	—	605
Other comprehensive loss	(2,746)	—	—	—	(2,746)
COMPREHENSIVE INCOME (LOSS)	$45,931	$23,795	$57,434	$(81,229)	$45,931

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2011

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Sales of metal	$—	$208,517	$812,683	$—	$1,021,200
Production costs applicable to sales	—	(129,520)	(290,027)	—	(419,547)
Depreciation, depletion and amortization	(450)	(38,670)	(185,380)	—	(224,500)
Gross profit	(450)	40,327	337,276	—	377,153
COSTS AND EXPENSES
General and administrative	28,407	937	2,035	—	31,379
Exploration	1,504	3,754	13,870	—	19,128
Pre-development, care, maintenance and other	—	19,311	130	—	19,441
Total costs and expenses	29,911	24,002	16,035	—	69,948
OPERATING INCOME (LOSS)	(30,361)	16,325	321,241	—	307,205
OTHER INCOME AND EXPENSE
Loss on debt extinguishments	(5,526)	—	—	—	(5,526)
Fair value adjustments, net	(3,566)	(8,438)	(40,046)	—	(52,050)
Interest income and other, net	8,871	1,170	(7,372)	(9,279)	(6,610)
Interest expense, net of capitalized interest	(6,328)	(4,910)	(32,815)	9,279	(34,774)
Total other income and expense, net	(6,549)	(12,178)	(80,233)	—	(98,960)
Income (loss) before income taxes	(36,910)	4,147	241,008	—	208,245
Income tax provision	(20,904)	(440)	(93,402)	—	(114,746)
Total income (loss) after taxes	(57,814)	3,707	147,606	—	93,499
Equity income (loss) in consolidated subsidiaries	151,313	—	—	(151,313)	—
NET INCOME (LOSS)	$93,499	$3,707	$147,606	$(151,313)	$93,499
OTHER COMPREHENSIVE INCOME (LOSS) net of tax:
Unrealized loss on available for sale securities	(4,975)	—	—	—	(4,975)
Reclassification adjustments for losses included in net income	—	—	—	—	—
Other comprehensive loss	(4,975)	—	—	—	(4,975)
COMPREHENSIVE INCOME (LOSS)	$88,524	$3,707	$147,606	$(151,313)	$88,524

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$(701,653)	$17,456	$151,491	$646,173	113,467
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(2,921)	(66)	(5,065)	—	(8,052)
Proceeds from sales and maturities of short term investments	29,274	75	5,447	—	34,796
Capital expenditures	(3,573)	(50,810)	(46,430)	—	(100,813)
Acquisitions	(113,214)	(3,684)	—	—	(116,898)
Other	3,266	444	768	—	4,478
Investments in consolidated subsidiaries	642,617	68	3,488	(646,173)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	555,449	(53,973)	(41,792)	(646,173)	(186,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,568)	(3,171)	(4,889)	—	(60,628)
Payments on gold production royalty	—	—	(57,034)	—	(57,034)
Share repurchases	(27,552)	—	—	—	(27,552)
Net intercompany borrowings (lending)	(22,874)	40,279	(17,405)	—	—
Other	(514)	—	—	—	(514)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	196,492	37,108	(79,328)	—	154,272
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,288	591	30,371	—	81,250
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$137,076	$991	$68,623	$—	$206,690

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$58,754	$37,426	$256,683	$(81,229)	$271,634
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(12,913)	(46)	—	—	(12,959)
Proceeds from sales and maturities of short term investments	21,590	45	60	—	21,695
Capital expenditures	(1,531)	(48,788)	(65,322)	—	(115,641)
Acquisition of Joaquin mineral rights	(29,338)	—	41	—	(29,297)
Other	3,538	130	(581)	—	3,087
Investments in consolidated subsidiaries	(81,229)	—	—	81,229	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(99,883)	(48,659)	(65,802)	81,229	(133,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	(4,005)	(79,839)	(13,326)	—	(97,170)
Payments on gold production royalty	—	—	(74,734)	—	(74,734)
Reductions of restricted assets associated with the Kensington Term Facility	—	4,645	—	—	4,645
Share repurchases	(19,971)	—	—	—	(19,971)
Net intercompany borrowings (lending)	67,082	86,394	(153,476)	—	—
Other	(861)	—	—	—	(861)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,245	11,200	(241,536)	—	(188,091)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,116	(33)	(50,655)	—	(49,572)
Cash and cash equivalents at beginning of period	85,672	433	88,907	—	175,012
Cash and cash equivalents at end of period	$86,788	$400	$38,252	$—	$125,440

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by operating activities	$132,318	$38,152	$397,016	$(151,313)	$416,173
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments and marketable securities	(49,321)	(60)	(120)	—	(49,501)
Proceeds from sales and maturities of short term investments	6,138	48	60	—	6,246
Capital expenditures	(567)	(61,288)	(58,133)	—	(119,988)
Other	1,216	903	163	—	2,282
Investments in consolidated subsidiaries	(151,313)	—	—	151,313	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(193,847)	(60,397)	(58,030)	151,313	(160,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and bank borrowings	—	27,500	—	—	27,500
Payments on long-term debt, capital leases, and associated costs	(37,983)	(30,493)	(17,043)	—	(85,519)
Additions to funds held financing	—	(1,326)	—	—	(1,326)
Payments on gold production royalty	—	—	(73,191)	—	(73,191)
Payments on gold lease facility	(13,800)	—	—	—	(13,800)
Net intercompany borrowings (lending)	163,224	26,239	(189,463)	—	—
Other	18	—	—	—	18
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	111,459	21,920	(279,697)	—	(146,318)
NET CHANGE IN CASH AND CASH EQUIVALENTS	49,930	(325)	59,289	—	108,894
Cash and cash equivalents at beginning of period	35,742	758	29,618	—	66,118
Cash and cash equivalents at end of period	$85,672	$433	$88,907	$—	$175,012

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,076	$991	$68,623	$—	$206,690
Investments	—	—	—	—	—
Receivables	530	19,982	60,562	—	81,074
Ore on leach pad	—	50,495	—	—	50,495
Metal and other inventory	—	35,290	96,733	—	132,023
Deferred tax assets	—	—	35,008	—	35,008
Prepaid expenses and other	4,128	5,282	16,530	—	25,940
	141,734	112,040	277,456	—	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	5,980	143,118	337,175	—	486,273
Mining properties, net	—	235,537	1,515,964	—	1,751,501
Ore on leach pad	—	31,528	—	—	31,528
Restricted assets	830	50	6,134	—	7,014
Marketable securities	—	14,521	—	—	14,521
Receivables	—	—	36,574	—	36,574
Debt issuance costs, net	10,812	—	—	—	10,812
Deferred tax assets	955	—	234	—	1,189
Net investment in subsidiaries	1,242,480	46,215	1,578,799	(2,867,494)	—
Other	53,858	14,616	320,425	(373,563)	15,336
TOTAL ASSETS	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,963	$15,864	$36,020	$—	$53,847
Accrued liabilities and other	1,545	950	4,348	—	6,843
Accrued income taxes	34	—	3,085	—	3,119
Accrued payroll and related benefits	5,152	7,062	6,115	—	18,329
Accrued interest payable	9,962	4	1,063	(1,054)	9,975
Debt and capital leases	—	1,262	309,472	(308,229)	2,505
Royalty obligations	—	3,934	44,085	—	48,019
Reclamation and mine closure	—	—	794	119	913
Deferred tax liabilities	—	—	1,011	—	1,011
	18,656	29,076	405,993	(309,164)	144,561
NON-CURRENT LIABILITIES
Debt and capital leases	305,335	255	64,820	(64,280)	306,130
Royalty obligations	—	17,696	47,446	—	65,142
Reclamation and mine closure	—	45,894	11,740	(119)	57,515
Deferred tax liabilities	37,095	1,618	517,533	—	556,246
Other long-term liabilities	2,467	544	22,806	—	25,817
Intercompany payable (receivable)	(637,471)	427,085	210,386	—	—
	(292,574)	493,092	874,731	(64,399)	1,010,850
STOCKHOLDERS’ EQUITY
Common stock	1,028	250	122,666	(122,916)	1,028
Additional paid-in capital	2,781,164	79,712	3,258,037	(3,337,749)	2,781,164
Accumulated deficit	(1,046,719)	401	(588,666)	588,265	(1,046,719)
Accumulated other comprehensive loss	(4,906)	(4,906)	—	4,906	(4,906)
	1,730,567	75,457	2,792,037	(2,867,494)	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,788	$400	$38,252	$—	$125,440
Investments	999	—	—	—	999
Receivables	8,520	7,643	46,275	—	62,438
Ore on leach pad	—	22,991	—	—	22,991
Metal and other inventory	—	45,906	124,764	—	170,670
Deferred tax assets	—	—	2,458	—	2,458
Prepaid expenses and other	3,395	5,947	11,844	—	21,186
	99,702	82,887	223,593	—	406,182
NON-CURRENT ASSETS
Property, plant and equipment, net	4,183	208,857	470,820	—	683,860
Mining properties, net	—	301,506	1,690,445	—	1,991,951
Ore on leach pad	—	21,356	—	—	21,356
Restricted assets	18,922	60	5,988	—	24,970
Marketable securities	27,065	—	—	—	27,065
Receivables	—	—	48,767	—	48,767
Debt issuance costs, net	3,713	—	—	—	3,713
Deferred tax assets	955	—	—	—	955
Net investment in subsidiaries	1,553,434	—	1,285,862	(2,839,296)	—
Other	39,120	12,360	318,330	(357,228)	12,582
TOTAL ASSETS	$1,747,094	$627,026	$4,043,805	$(3,196,524)	$3,221,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,954	$17,211	$37,317	$—	$57,482
Accrued liabilities and other	1,418	4,014	4,570	—	10,002
Accrued income taxes	257	—	26,851	—	27,108
Accrued payroll and related benefits	7,477	8,158	5,671	—	21,306
Accrued interest payable	463	5	1,002	(992)	478
Debt and capital leases	48,081	3,013	309,539	(304,650)	55,983
Royalty obligations	—	—	65,104	—	65,104
Reclamation and mine closure	—	—	1,445	(777)	668
Deferred tax liabilities	—	—	121	—	121
	60,650	32,401	451,620	(306,419)	238,252
NON-CURRENT LIABILITIES
Debt and capital leases	—	1,675	53,367	(51,582)	3,460
Royalty obligations	—	—	141,879	—	141,879
Reclamation and mine closure	—	23,149	10,744	777	34,670
Deferred tax liabilities	115,425	—	462,063	—	577,488
Other long-term liabilities	955	8,086	18,331	—	27,372
Intercompany payable (receivable)	(628,216)	390,480	237,736	—	—
	(511,836)	423,390	924,120	(50,805)	784,869
STOCKHOLDERS’ EQUITY
Common stock	903	350	22,760	(23,110)	903
Additional paid-in capital	2,601,254	107,734	2,748,173	(2,855,907)	2,601,254
Accumulated deficit	(396,156)	63,151	(102,868)	39,717	(396,156)
Accumulated other comprehensive loss	(7,721)	—	—	—	(7,721)
	2,198,280	171,235	2,668,065	(2,839,300)	2,198,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,747,094	$627,026	$4,043,805	$(3,196,524)	$3,221,401

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement in South America with Sindicato de Trabajadores Mineros de la Empresa Minera Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, does not have a fixed term and is in effect for 2014. As of December 31, 2013, approximately 10.4% of the Company’s worldwide labor force was covered by collective bargaining agreements. We cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Kensington Production Royalty
On July 7, 1995, Coeur, through its wholly owned subsidiary, Coeur Alaska, Inc., acquired the 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, giving Coeur 100% ownership of the Kensington property. Coeur Alaska is obligated to pay Echo Bay, a subsidiary of Kinross Gold Corporation, a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2.5% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production. No royalty has been paid to date.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty (income) expense was ($1.5) million, $3.5 million, and $2.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable in cash on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received at the time of sale (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Payments on the royalty obligation will occur quarterly reducing the carrying amount of the royalty liability and changes in silver and gold prices will result in the recognition of mark-to-market gains or losses in Fair value adjustments, net, in the Consolidated Statement of Comprehensive Income (Loss).
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. Please see Note 12 -- Derivative Financial Instruments for further discussion on the royalty obligation.
Sites Related to Callahan Mining Corporation
In 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. The Company has received requests for information or notices of potential liability from state or federal agencies with regard to Callahan's operations at sites in Maine, Colorado and Washington. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at these sites. Therefore, the Company believes that it is not liable for any potential cleanup costs either directly as an operator or indirectly as a parent. To date, none of these agencies have made any claims against the Company or Callahan for cleanup costs at these sites. The Company anticipates that further agency interaction may be possible with respect to these sites.
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
The Van Stone Mine in Stevens County, Washington consists of several parcels of land and was mined from 1926 until 1993 by multiple owners. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan has received any further notices from the Washington Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan, seeking contribution for the $3.5 million settlement. Callahan filed a response and defense to the lawsuit on December 11, 2012 and does not believe it has any liability to Asarco. The Court has set a trial date for September 22, 2014. On January 23, 2013, the Court entered an Order dismissing one of the five named defendants from the lawsuit as a result of the parties reaching a settlement.
Callahan controlled the Akron Mine located in Gunnison County, Colorado under lease and option agreements with several owners from 1937-1960. In December 2003, the United States Forest Service (“USFS”) made a formal request for information to the Company for information regarding the site, to which the Company responded. In February 2007, the USFS made a formal request for information to Callahan for information regarding the site, to which Callahan responded. In April 2013, the USFS made a formal request for information to the Company regarding the site, to which the Company responded on June 10, 2013. In November 2013, the USFS made a formal request for additional information to the Company regarding the site, to which the Company responded on January 21, 2014.
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
The Cooperative Reserva Fiscal, with which the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur during 2012. Mining in other areas above the 4,400 meter level continues to be suspended.
The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company's operations at the Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force the Company to ultimately cease mining at such deposits. If COMIBOL objects to the Company mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Settlement of Unpatented Mining Claims Dispute at Rochester in Nevada
In the second quarter of 2013, Coeur Rochester settled all claims associated with a dispute involving ownership of unpatented mining claims surrounding the Coeur Rochester operation and, in connection therewith, agreed to make a one-time $10.0 million cash payment and granted the 3.4% net smelter returns royalty described above under "Rochester Production Royalties." The above settlement resulted in a $32.0 million charge in the second quarter of 2013.

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth non-cash financing and investing activities and other cash flow information for the years ended:

	Year Ended December 31,
Non-cash financing and investing activities:	2013	2012	2011
Capital expenditures(1)	$1,183	$3,402	$2,936
Capital lease obligations	—	1,857	4,510
Non-cash capitalized interest	2,694	845	681
Non-cash acquisitions and related deferred taxes	317,826	64,133	—
Other cash flow information:
Interest paid	14,139	6,092	11,033
Capitalized interest	2,694	2,663	2,175
Income taxes paid	26,585	54,680	44,396

(1)	Accrued capital expenditures are recognized in the consolidated statements of cash flows in the period in which they are paid.

NOTE 22 – SUBSEQUENT EVENTS
Shelf Registration

In January 2014, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 which enables it to issue an indeterminate number or amount of common stock, preferred stock, debt securities, guarantees of debt securities and warrants from time to time at indeterminate prices.

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2013
Sales of metals	$171,797	$204,525	$200,825	$168,847
Net income (loss)	12,270	(35,040)	(46,265)	(581,528)
Amortization	50,436	57,653	60,874	63,916
Production costs	88,784	142,924	131,728	100,227
Exploration expenses	6,841	6,774	3,305	5,440
Other operating expenses (general and administrative, pre-development, and write-downs)	14,831	48,131	20,195	789,094
Cash provided by operating activities	12,934	63,338	26,804	10,391
Capital expenditures	12,827	27,201	32,726	28,059

Basic net income (loss) per share	$0.14	$(0.35)	$(0.46)	$(5.77)

Diluted net income (loss) per share	$0.14	$(0.35)	$(0.46)	$(5.77)

	Q1	Q2	Q3	Q4
2012
Sales of metals	$204,564	$254,406	$230,593	$205,929
Net income (loss)	3,975	22,973	(15,821)	37,550
Amortization	52,592	61,024	52,844	52,397
Production costs	92,542	131,182	124,365	106,473
Exploration expenses	6,567	6,305	6,957	6,441
Other operating expenses	8,664	13,680	11,836	5,883
Cash provided by operating activities	17,002	113,203	79,735	61,694
Capital expenditures	31,647	32,238	29,972	21,784

Basic net income (loss) per share	$0.04	$0.26	$(0.18)	$0.42

Diluted net income (loss) per share	$0.04	$0.26	$(0.18)	$0.42