Form 10-Q
period 2014-03-31
Coeur Mining, Inc.
filed 2014-05-07
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 103,524,301 shares were issued and outstanding as of May 6, 2014.

COEUR MINING, INC.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended March 31,
		2014	2013
	Notes	(In thousands, except share data)
Revenue	3	$159,633	$171,797
COSTS AND EXPENSES
Costs applicable to sales(1)	3	106,896	88,059
Amortization		40,459	49,724
General and administrative		13,896	10,227
Exploration		4,217	6,841
Write-downs		—	119
Pre-development, reclamation, and other		6,984	5,197
Total costs and expenses		172,452	160,167
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9	(11,436)	17,796
Impairment of marketable securities	11	(2,588)	(35)
Interest income and other, net		(1,983)	3,856
Interest expense, net of capitalized interest	16	(13,054)	(9,732)
Total other income (expense), net		(29,061)	11,885
Income (loss) before income and mining taxes		(41,880)	23,515
Income and mining tax (expense) benefit	7	4,689	(11,245)
NET INCOME (LOSS)		$(37,191)	$12,270
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax of $(234) in 2014		371	(3,566)
Reclassification adjustments for impairment of marketable securities, net of tax of $(1,001) in 2014		1,587	35
Other comprehensive income (loss)		1,958	(3,531)
COMPREHENSIVE INCOME (LOSS)		$(35,233)	$8,739

NET INCOME (LOSS) PER SHARE	8
Basic		$(0.36)	$0.14

Diluted		$(0.36)	$0.14
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended March 31,
		2014	2013
	Notes	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(37,191)	$12,270
Adjustments:
Amortization		40,459	49,724
Accretion		4,560	4,904
Deferred income taxes		(11,781)	7,425
Loss on termination of revolving credit facility		3,035	—
Fair value adjustments, net		10,557	(16,042)
Gain on foreign currency transactions		(209)	(465)
Stock-based compensation	5	2,565	1,096
(Gain) loss on sale of assets		271	(868)
Impairment of marketable securities	11	2,588	35
Write-downs		—	119
Other		—	526
Changes in operating assets and liabilities:
Receivables		5,622	3,968
Prepaid expenses and other current assets		(8,109)	(2,240)
Inventory and ore on leach pads	13	(13,912)	(20,493)
Accounts payable and accrued liabilities		(8,082)	(27,025)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(9,627)	12,934
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(11,936)	(12,827)
Purchase of short-term investments and marketable securities		(46,220)	(4,649)
Sales and maturities of short-term investments		90	4,822
Other		(25)	(10,610)
CASH USED IN INVESTING ACTIVITIES		(58,091)	(23,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	16	153,000	300,000
Payments on long-term debt, capital leases, and associated costs		(4,111)	(55,340)
Gold production royalty payments		(14,683)	(15,448)
Share repurchases		—	(12,557)
Other		(246)	(454)
CASH PROVIDED BY FINANCING ACTIVITIES		133,960	216,201
INCREASE IN CASH AND CASH EQUIVALENTS		66,242	205,871
Cash and cash equivalents at beginning of period		206,690	125,440
Cash and cash equivalents at end of period		$272,932	$331,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2014 (Unaudited)	December 31, 2013
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$272,932	$206,690
Investments	11	45,628	—
Receivables	12	75,806	81,074
Ore on leach pads		59,895	50,495
Inventory	13	133,578	132,023
Deferred tax assets	7	34,998	35,008
Prepaid expenses and other		30,835	25,940
		653,672	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	14	476,837	486,273
Mining properties, net	15	1,740,474	1,751,501
Ore on leach pads		34,485	31,528
Restricted assets		7,426	7,014
Marketable securities	11	15,646	14,521
Receivables	12	36,271	36,574
Debt issuance costs, net		11,356	10,812
Deferred tax assets	7	829	1,189
Other		9,989	15,336
TOTAL ASSETS		$2,986,985	$2,885,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,958	$53,847
Accrued liabilities and other		29,861	38,266
Debt	16	8,095	2,505
Royalty obligations	9,10	50,250	48,019
Reclamation	4	762	913
Deferred tax liabilities	7	1,858	1,011
		140,784	144,561
NON-CURRENT LIABILITIES
Debt	16	456,152	306,130
Royalty obligations	9,10	62,390	65,142
Reclamation	4	58,630	57,515
Deferred tax liabilities	7	544,096	556,246
Other long-term liabilities		27,236	25,817
		1,148,504	1,010,850
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 103,584,671 at March 31, 2014 and 102,843,003 at December 31, 2013		1,035	1,028
Additional paid-in capital		2,783,520	2,781,164
Accumulated other comprehensive loss		(2,948)	(4,906)
Accumulated deficit		(1,083,910)	(1,046,719)
		1,697,697	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,986,985	$2,885,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
Net loss	—	—	—	(37,191)	—	(37,191)
Other comprehensive income	—	—	—	—	1,958	1,958
Common stock issued under stock-based compensation plans, net	742	7	2,356	—	—	2,363
Balances at March 31, 2014 (Unaudited)	103,585	$1,035	$2,783,520	$(1,083,910)	$(2,948)	$1,697,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 -	BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. (collectively "Coeur" or "the Company") are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results reported for the year ending December 31, 2014. The condensed consolidated December 31, 2013 balance sheet data was derived from the audited consolidated financial statements. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 10-K").
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards

On January 1, 2014, the Company adopted ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforwards, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax provision. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, San Bartolomé, Rochester, and Kensington mines, the La Preciosa project, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which holds the Endeavor silver stream and other precious metals royalties. Other includes the Joaquin project, Martha mine, corporate headquarters, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$67,988	$27,554	$36,061	$24,154	$—	$2,890	$—	$158,647
Royalties	—	—	—	—	—	986	—	986
	67,988	27,554	36,061	24,154	—	3,876	—	159,633
Costs and Expenses
Costs applicable to sales(1)	43,574	18,901	28,531	14,708	—	1,182	—	106,896
Amortization	18,659	4,457	10,709	4,451	17	1,702	464	40,459
Exploration	1,005	26	1,044	1,174	184	203	581	4,217
Other operating expenses	297	140	191	1,345	4,971	241	13,695	20,880
Other income (expense)
Interest income and other, net	(1,569)	682	—	19	(16)	(2,548)	(1,139)	(4,571)
Interest expense, net	(2,824)	(20)	(22)	(4)	—	—	(10,184)	(13,054)
Fair value adjustments, net	(10,237)	—	—	(673)	—	—	(526)	(11,436)
Income and mining tax (expense) benefit	3,828	(2,764)	—	—	(107)	(288)	4,020	4,689
Net income (loss)	$(6,349)	$1,928	$(4,436)	$1,818	$(5,295)	$(2,288)	$(22,569)	$(37,191)
Segment assets(2)	$1,152,913	$285,072	$332,563	$192,409	$410,998	$67,173	$110,768	$2,551,896
Capital expenditures	$3,742	$1,441	$4,711	$959	$138	$—	$945	$11,936
(1)    Excludes amortization
(2)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$57,426	$33,141	$39,274	$39,474	$—	$2,983	$(501)	$171,797
Royalties	—	—	—	—	—	—	—	—
	$57,426	$33,141	$39,274	$39,474	$—	$2,983	$(501)	$171,797
Costs and Expenses
Costs applicable to sales(1)	26,718	15,678	23,565	20,777	—	1,321	—	88,059
Amortization	28,782	4,640	13,286	1,852	—	828	336	49,724
Exploration	1,980	53	672	484	—	308	3,344	6,841
Write-downs	—	—	—	—	—	—	119	119
Other operating expenses	168	3,837	176	473	—	(54)	10,824	15,424
Other income (expense)
Interest income and other, net	1,941	605	130	57	—	11	1,077	3,821
Interest expense, net	(3,738)	(32)	(259)	(5)	—	—	(5,698)	(9,732)
Fair value adjustments, net	14,429	—	4,227	—	—	—	(860)	17,796
Income and mining tax (expense) benefit	(3,534)	(4,328)	—	(725)	—	(54)	(2,604)	(11,245)
Net income (loss)	$8,876	$5,178	$5,673	$15,215	$—	$537	$(23,209)	$12,270
Segment assets(2)	$1,900,071	$303,761	$498,762	$114,381	$—	$32,311	$114,378	$2,963,664
Capital expenditures	$5,314	$457	$3,330	$3,299	$—	$—	$427	$12,827
(1)    Excludes amortization
(2)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mineral interests

(in thousands)	March 31, 2014	December 31, 2013
Assets
Total assets for reportable segments	$2,551,896	$2,558,819
Cash and cash equivalents	272,932	206,690
Short term investments	45,628	—
Other assets	116,529	120,469
Total consolidated assets	$2,986,985	$2,885,978

Geographic Information

(in thousands)	March 31, 2014	December 31, 2013
Long Lived Assets
United States	$378,459	$384,626
Australia	24,715	25,668
Argentina	94,558	94,705
Bolivia	231,336	235,085
Mexico	1,472,092	1,487,228
Other Foreign Countries	16,151	10,462
Total	$2,217,311	$2,237,774

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
Revenue
United States	$60,215	$78,748
Mexico	68,511	57,426
Bolivia	27,554	33,141
Australia	2,889	2,983
Other	464	(501)
Total	$159,633	$171,797

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. On an ongoing basis, management evaluates its estimates and assumptions and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations are as follows (in thousands):

	March 31, 2014	December 31, 2013
Asset retirement obligation - Beginning	$57,454	$34,457
Accretion	1,317	3,442
Additions and changes in estimates	—	20,236
Settlements	(311)	(681)
Asset retirement obligation - Ending	$58,460	$57,454
The Company has accrued $0.9 million and $1.0 million at March 31, 2014 and December 31, 2013, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in Reclamation in the Condensed Consolidated Balance Sheets.
NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance share units. Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $2.6 million and $1.1 million, respectively. At March 31, 2014, there was $14.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.

The following table summarizes the grants awarded during the three months ended March 31, 2014:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 17, 2014	243,351	$11.12	32,417	$4.39	345,833	$12.65
March 26, 2014	435,208	$9.31	382,755	$3.74	—	$—
The following options and stock appreciation rights were exercised during the three months ended March 31, 2014:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Options	—	$—	233,473	$30.01
Stock Appreciation Rights	—	$—	50,209	$14.15

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company maintains a Safe Harbor Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 4% of each employee’s salary. In addition, the Company provides a noncontributory defined contribution based on a percentage of each eligible employee's salary. Total plan expenses recognized for the three months ended March 31, 2014 and 2013 were $1.4 million and $1.3 million, respectively.
NOTE 7 – INCOME AND MINING TAXES
For the three months ended March 31, 2014 and 2013, the Company reported an income and mining tax benefit of $4.7 million and an income and mining tax expense of $11.2 million, respectively.
The following table summarizes the components of the Company's income and mining (expense) benefit:

	Three months ended March 31,
(in thousands)	2014	2013
United States	$(146)	$(3,212)
Argentina	4,432	73
Australia	(303)	(105)
Mexico	3,721	(3,673)
Bolivia	(2,764)	(4,328)
Canada	(251)	—
Income tax (expense) benefit	$4,689	$(11,245)

The income tax provision for the three months ended March 31, 2014 varies from the statutory rate primarily due to full valuation allowance positions in certain jurisdictions, foreign exchange rate differences, and differences in tax rates for the for Company’s foreign operations.

The Company has U.S. net operating loss carryforwards which expire in 2019 through 2033. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 8 – NET INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2014, 2,071,279 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation due to the net loss incurred. For the three months ended March 31, 2013, 780,421 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive. The 3.25% Convertible Senior Notes were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because there is no excess value upon conversion over the principal amount of the Notes.

	Three months ended March 31,
In thousands except per share amounts	2014	2013
Net income (loss) available to common stockholders	$(37,191)	$12,270
Weighted average shares
Basic	102,365	89,948
Effect of share based compensation plans	—	88
Diluted	102,365	90,036
Income (loss) per share:
Basic	$(0.36)	$0.14
Diluted	$(0.36)	$0.14

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net in the Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	Three months ended March 31,
	2014	2013
Palmarejo royalty obligation embedded derivative	$(4,019)	$23,534
Palmarejo gold production royalty obligation	(6,218)	(9,105)
Rochester net smelter royalty obligation	(673)	—
Gold and silver put options	(1,494)	4,227
Foreign exchange contracts	968	(860)
	$(11,436)	$17,796
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$45,628	$45,628	$—	$—
Marketable equity securities	15,646	15,646	—	—
Gold and silver put options	992	—	992	—
Other derivative instruments, net	258	—	258	—
	$62,524	$61,274	$1,250	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$44,357	$—	$—	$44,357
Rochester net smelter royalty obligation	22,303	—	—	22,303
Gold and silver put options	226	—	226	—
	$66,886	$—	$226	$66,660

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$14,521	$14,521	$—	$—
Gold and silver put options	135	—	135	—
	$14,656	$14,521	$135	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$40,338	$—	$—	$40,338
Rochester net smelter royalty obligation	21,630	—	—	21,630
Other derivative instruments, net	1,590	—	1,590	—
	$63,558	$—	$1,590	$61,968
The Company’s short-term investments are readily convertible to cash. The Company’s investments in marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s gold and silver put and call options and other derivative instruments, net, which relate to the concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plans are a significant input used in the estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation as Level 3 financial liabilities. Based on the current mine plans, an expected royalty duration of 2.3 years and 4.9 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation, respectively, at March 31, 2014.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2014.
The following table presents the changes in the fair value of the Company's Level 3 financial liabilities for the three months ended March 31, 2014:

	Balance at the beginning of the period	Revaluation	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$40,338	$4,019	$44,357
Rochester net smelter royalty obligation	21,630	673	22,303

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of financial assets and liabilities measured at book value in the financial statements at March 31, 2014 and December 31, 2013 are presented in the following table (in thousands):

	March 31, 2014
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,281	$—	$5,281	$—
7.875% Senior Notes due 2021	452,964	454,127	—	454,127	—
Palmarejo Gold Production Royalty Obligation	45,980	57,377	—	—	57,377

	December 31, 2013
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,067	$5,067	$—	$—
7.875% Senior Notes due 2021	300,000	307,314	307,314	—	—
Palmarejo Gold Production Royalty Obligation	51,193	65,212	—	—	65,212
The fair value at March 31, 2014 and December 31, 2013 of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were estimated using quoted market prices. The fair value of debt was transferred to Level 2 from Level 1 of the fair value hierarchy at March 31, 2014 due to a change in observability of quoted market prices.
The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plan is a significant input used in the estimated fair value of the Palmarejo gold production royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo gold production royalty obligation as Level 3 financial liabilities. Based on the current mine plan, an expected royalty duration of 2.3 years was used to estimate the fair value of the Palmarejo gold production royalty obligation as of March 31, 2014.
NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into a gold production royalty transaction with Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction includes a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. At March 31, 2014, a total of 124,103 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 6.1% and 4.2% at March 31, 2014 and 2013, respectively. The fair value of the embedded derivative at March 31, 2014 and December 31, 2013 was a liability of $44.4 million and $40.3 million, respectively. During the three months ended March 31, 2014 and 2013, the mark-to-market adjustments for this embedded derivative amounted to losses of $4.0 million and gains of $23.5 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation adjustment. For the three months ended March 31, 2014 and 2013, realized losses on settlement of the liabilities were $6.2 million and $9.1 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Foreign Exchange Hedges
The Company periodically enters into foreign currency derivative contracts to reduce the foreign exchange risk associated with Mexican peso (“MXN”) operating costs at its Palmarejo mine. At March 31, 2014, the Company had outstanding call and put option contracts, or collars, on $35.0 million with a weighted-average strike price of 12.56 MXN for the floor and 14.98 MXN

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

for the ceiling. The fair value of these contracts was $0.1 million at March 31, 2014. At December 31, 2013, the Company had MXN foreign exchange forward contracts on $12.0 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.21 MXN to each U.S. dollar and the fair value of those contracts was a liability of $0.9 million at December 31, 2013. In addition, at December 31, 2013, the Company had outstanding collars on $45.0 million with a weighted-average strike price of 12.60 MXN for the floor and 14.80 MXN for the ceiling. The fair value of these contracts was nil at December 31, 2013.
The Company recorded mark-to-market gains of $1.0 million and gains of $0.7 million for the three months ended March 31, 2014 and 2013, respectively, on the MXN forward contracts and collars. These mark-to-market adjustments are reflected in Fair value adjustments, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company recorded realized losses of $0.9 million and realized gains of $0.6 million in Costs applicable to sales during the three months ended March 31, 2014 and 2013, respectively.
Concentrate Sales Contracts
The Company's concentrate sales to third-party smelters, in general, provide for a provisional payment based upon preliminary assays and forward metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. At March 31, 2014, the Company had outstanding provisionally priced sales of 0.1 million ounces of silver and 18,471 ounces of gold at prices of $20.47 and $1,310, respectively. At December 31, 2013, the Company had outstanding provisionally priced sales consisting of 0.2 million ounces of silver and 30,780 ounces of gold at prices of $20.98 and $1,259, respectively.
Commodity Derivatives
At March 31, 2014, the Company purchased outstanding put options allowing it to net cash settle 50,000 ounces of gold and 2,500,000 ounces of silver at weighted average strike prices of $1,200 per ounce and $18.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. In addition, the Company sold outstanding put options requiring it to net cash settle 50,000 ounces of gold and 2,500,000 ounces of silver at weighted average strike prices of $1,050 and $16.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. These contracts expire during the second and third quarters of 2014. At March 31, 2014, the fair market value of these contracts was a net asset of $0.8 million.
At December 31, 2013, the Company had outstanding put options allowing it to net settle 25,000 ounces of gold and 1,250,000 ounces of silver at weighted average prices of $1,150 per ounce and $17.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. At December 31, 2013, the fair market value of these contracts was a net asset of $0.1 million.
During the three months ended March 31, 2014 and 2013, the Company recorded unrealized losses of $1.5 million and unrealized gains of $4.8 million, respectively, related to outstanding options which was included in Fair value adjustments, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company also recognized a realized gain of $0.3 million and a realized loss of $0.5 million resulting from expiring contracts during the three months ended March 31, 2014 and 2013, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2014, the Company had the following derivative instruments that settle in each of the years indicated (in thousands except average prices and notional ounces):

	2014	2015	2016	Thereafter
Palmarejo gold production royalty	$21,708	$24,764	$14,860	$—
Average gold price in excess of minimum contractual deduction	$498	$494	$490	$—
Notional ounces	43,602	50,153	30,348	—

Mexican peso put options purchased	$35,000	$—	$—	$—
Average rate (MXN/$)	14.98	—	—	—
Mexican peso notional amount	524,300	—	—	—

Mexican peso call options sold	$35,000	$—	$—	$—
Average rate (MXN/$)	12.56	—	—	—
Mexican peso notional amount	439,600	—	—	—

Silver concentrate sales agreements	$3,041	$—	$—	$—
Average silver price	$20.47	$—	$—	$—
Notional ounces	148,594	—	—	—

Gold concentrate sales agreements	$24,204	$—	$—	$—
Average gold price	$1,310	$—	$—	$—
Notional ounces	18,471	—	—	—

Gold put options purchased	$60,000	$—	$—	$—
Average gold strike price	$1,200	$—	$—	$—
Notional ounces	50,000	—	—	—

Silver put options purchased	$45,000	$—	$—	$—
Average silver strike price	$18.00	$—	$—	$—
Notional ounces	2,500,000	—	—	—

Gold put options sold	$(52,500)	$—	$—	$—
Average gold strike price	$1,050	$—	$—	$—
Notional ounces	50,000	—	—	—

Silver put options sold	$(40,000)	$—	$—	$—
Average silver strike price	$16.00	$—	$—	$—
Notional ounces	2,500,000	—	—	—

The following summarizes the classification of the fair value of the derivative instruments (in thousands):

	March 31, 2014
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$67	$7	$—	$—
Palmarejo gold production royalty	—	—	20,747	23,610
Gold and silver put options	992	226	—	—
Concentrate sales contracts	533	335	—	—
	$1,592	$568	$20,747	$23,610

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$38	$947	$—	$—
Palmarejo gold production royalty	—	—	17,650	22,688
Gold and silver put options, net	135	—	—	—
Concentrate sales contracts	11	693	—	—
	$184	$1,640	$17,650	$22,688
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2014, and 2013 (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2014	2013
Sales of metal	Concentrate sales contracts	$879	$(1,755)
Costs applicable to sales	Foreign exchange contracts	(924)	627
Fair value adjustments, net	Foreign exchange contracts (MXN)	968	738
Fair value adjustments, net	Foreign exchange contracts (CDN)	—	(1,598)
Fair value adjustments, net	Palmarejo gold royalty	(10,237)	14,429
Fair value adjustments, net	Put and call options	(1,494)	4,228
		$(10,808)	$16,669
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
NOTE 11 – INVESTMENTS
The Company invests part of its cash balances in a managed portfolio of liquid investments including highly-rated corporate bonds which are classified as short-term investments. The Company also invests in marketable equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At March 31, 2014
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Short-term investments	$45,724	$(96)	$—	$45,628
Marketable equity securities	15,484	(724)	886	15,646

	At December 31, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable equity securities	$17,649	$(3,300)	$172	$14,521

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2014 (in thousands):

	Less than twelve months		Twelve months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Short-term investments	$(96)	$45,628	$—	$—	$(96)	$45,628
Marketable equity securities	$—	$—	$(724)	$1,320	$(724)	$1,320
In the three months ended March 31, 2014 and 2013, the Company recognized a net unrealized gain of $0.6 million and a net unrealized loss of $3.6 million, respectively, in Other comprehensive income (loss). The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The company recorded other-than-temporary impairment losses of $2.6 million and $35 thousand for the three months ended March 31, 2014 and 2013, respectively.
NOTE 12 – RECEIVABLES
Receivables consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Receivables - current
Trade receivables	$10,679	$17,303
Income tax receivable	7,856	6,240
Value added tax receivable	51,540	49,168
Other	5,731	8,363
	$75,806	$81,074
Receivables - non-current
Value added tax receivable	$36,271	$36,574

NOTE 13 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following (in thousands):

Inventory:	March 31, 2014	December 31, 2013
Concentrate	$12,788	$14,855
Precious metals	54,622	52,250
Supplies	66,168	64,918
	$133,578	$132,023
Ore on Leach Pads:
Current	$59,895	$50,495
Non-Current	34,485	31,528
	$94,380	$82,023

Total Inventory and Ore on Leach Pads	$227,958	$214,046

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$1,764	$1,764
Facilities and equipment	870,251	855,318
Capital leases	9,015	16,133
	881,030	873,215
Accumulated amortization	(411,446)	(395,520)
	469,584	477,695
Construction in progress	7,253	8,578
	$476,837	$486,273
NOTE 15 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$155,262	$70,764	$271,834	$150,280	$—	$—	$—	$648,140
Accumulated amortization	(112,989)	(23,114)	(85,823)	(105,767)	—	—	—	(327,693)
	42,273	47,650	186,011	44,513	—	—	—	320,447
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	83,871	1,758,867
Accumulated amortization	(309,615)	(9,080)	—	—	—	—	(20,145)	(338,840)
	836,957	17,563	—	—	408,352	93,429	63,726	1,420,027
Mining properties, net	$879,230	$65,213	$186,011	$44,513	$408,352	$93,429	$63,726	$1,740,474

December 31, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,845	$70,761	$268,351	$150,348	$—	$—	$—	$641,305
Accumulated amortization	(110,143)	(22,236)	(80,032)	(103,130)	—	—	—	(315,541)
	41,702	48,525	188,319	47,218	—	—	—	325,764
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	78,133	1,753,129
Accumulated amortization	(300,187)	(8,759)	—	—	—	—	(18,446)	(327,392)
	846,385	17,884	—	—	408,352	93,429	59,687	1,425,737
Mining properties, net	$888,087	$66,409	$188,319	$47,218	$408,352	$93,429	$59,687	$1,751,501
NOTE 16 – DEBT
Long-term debt and capital lease obligations at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$5,334	$—	$—	$5,334
7.875% Senior Notes due 2021	—	452,964	—	300,000
Capital lease obligations	2,761	3,188	2,505	796
	$8,095	$456,152	$2,505	$306,130

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.875% Senior Notes due 2021
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Original Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company commenced an exchange offer for the Notes on September 30, 2013 to exchange the Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Notes when they were issued. The exchange offer was consummated on November 5, 2013.

On March 12, 2014, the Company completed an offering of $150 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Additional Notes” and together with the Original Notes, the "Senior Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes constitute a further issuance of the Original Notes and form a single series of debt securities with the Original Notes. Upon completion of Coeur’s offering of the Additional Notes, the aggregate principal amount of the outstanding Senior Notes was $450 million. The Company commenced an exchange offer for the Additional Notes on April 10, 2014 to exchange the Additional Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Additional Notes when they were issued. The exchange offer is expected to expire on May 9, 2014, unless extended.

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of the Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at March 31, 2014. The notes are classified as current liabilities at March 31, 2014 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2015.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million. The unused line fee for the three months ended March 31, 2014 and 2013, respectively, was $0.2 million and $0.1 million, charged to interest expense.
On January 16, 2014, the Company and the Borrowers entered into Amendment No. 1 to Credit Agreement (the “Amendment”) to amend the Credit Agreement. Pursuant to the Amendment, among other things, the pricing of loans and undrawn commitments under the Credit Agreement was modified and certain modifications were made to the financial covenants and negative covenant provisions under the Credit Agreement. On March 20, 2014, the Borrowers notified the administrative agent that they were terminating the Revolving Credit Facility, effective March 25, 2014. The Company wrote off $3.0 million related to the termination of the Credit Agreement in the three months ended March 31, 2014. No amounts were outstanding under the Revolving Credit Facility at the time of termination, and no early termination penalty was payable in connection with the termination.
Lines of Credit
At March 31, 2014, San Bartolomé had two outstanding lines of credit supporting value added tax recoveries in Bolivia. One line is for $7.0 million bearing interest at 3.0% per annum and the other line is for $4.0 million bearing interest at 3.0% per annum. There was no balance outstanding on the two lines of credit at March 31, 2014 and 2013, respectively.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation compounding adjustment. As of March 31, 2014, payments had been made on a total of 275,898 ounces of gold with further payments to be made on an additional 124,103 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the three months ended March 31, 2014 and 2013, the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company paid $14.7 million and $15.4 million, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized in operating expenses.
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three months ended March 31, 2014 and 2013 of $3.2 million and $4.1 million, respectively. At March 31, 2014 and December 31, 2013, the remaining minimum obligation under the royalty agreement was $46.0 million and $51.2 million, respectively.
Interest Expense
Interest expense is made up of the following (in thousands):

	Three months ended March 31,
	2014	2013
	(in thousands)
3.25% Convertible Senior Notes due 2028	$43	$337
7.875% Senior Notes due 2021	6,464	4,134
Revolving Credit Facility	179	125
Write off of revolver costs	3,035	—
Capital lease obligations	59	168
Other debt obligations	—	197
Accretion of Franco Nevada royalty obligation	3,196	4,062
Amortization of debt issuance costs	498	525
Accretion of debt (premium) discount	(36)	577
Capitalized interest	(384)	(393)
Total interest expense, net of capitalized interest	$13,054	$9,732

NOTE 17 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., and Coeur Capital Inc. (collectively, the “Subsidiary Guarantors”) of the $450 million aggregate principal amount of Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,500	$99,133	$—	$159,633
COSTS AND EXPENSES
Costs applicable to sales(1)	—	43,238	63,658	—	106,896
Amortization	377	15,296	24,786	—	40,459
General and administrative	13,052	166	678	—	13,896
Exploration	586	2,421	1,210	—	4,217
Pre-development, reclamation, and other	—	1,536	5,448	—	6,984
Total costs and expenses	14,015	62,657	95,780	—	172,452
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(526)	(673)	(10,237)	—	(11,436)
Impairment of marketable securities	—	(2,588)	—	—	(2,588)
Interest income and other, net	840	46	(2,211)	(658)	(1,983)
Interest expense, net of capitalized interest	(10,183)	(26)	(3,503)	658	(13,054)
Total other income (expense), net	(9,869)	(3,241)	(15,951)	—	(29,061)
Loss before income and mining taxes	(23,884)	(5,398)	(12,598)	—	(41,880)
Income and mining tax (expense) benefit	(146)	—	4,835	—	4,689
Total loss after income and mining taxes	(24,030)	(5,398)	(7,763)	—	(37,191)
Equity income (loss) in consolidated subsidiaries	(13,161)	178	—	12,983	—
NET INCOME (LOSS)	$(37,191)	$(5,220)	$(7,763)	$12,983	$(37,191)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	371	467	—	(467)	371
Reclassification adjustments for impairment of marketable securities	1,587	1,587		(1,587)	1,587
Other comprehensive income (loss)	1,958	2,054	—	(2,054)	1,958
COMPREHENSIVE INCOME (LOSS)	$(35,233)	$(3,166)	$(7,763)	$10,929	$(35,233)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$78,748	$93,049	$—	$171,797
COSTS AND EXPENSES
Costs applicable to sales(1)	—	44,342	43,717	—	88,059
Amortization	219	15,141	34,364	—	49,724
General and administrative	9,736	168	323	—	10,227
Exploration	349	1,464	5,028	—	6,841
Write-downs	—	—	119	—	119
Pre-development, reclamation, and other	—	429	4,768	—	5,197
Total costs and expenses	10,304	61,544	88,319	—	160,167
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(860)	4,227	14,429	—	17,796
Impairment of marketable securities	(35)	—	—	—	(35)
Interest income and other, net	899	234	3,563	(840)	3,856
Interest expense, net of capitalized interest	(5,698)	(264)	(4,610)	840	(9,732)
Total other income (expense), net	(5,694)	4,197	13,382	—	11,885
Loss before income and mining taxes	(15,998)	21,401	18,112	—	23,515
Income and mining tax (expense) benefit	(2,486)	(780)	(7,979)	—	(11,245)
Total loss after income and mining taxes	(18,484)	20,621	10,133	—	12,270
Equity income (loss) in consolidated subsidiaries	30,754	—	—	(30,754)	—
NET INCOME (LOSS)	$12,270	$20,621	$10,133	$(30,754)	$12,270
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(3,566)	—	—	—	(3,566)
Reclassification adjustments for impairment of marketable securities	35	—	—	—	35
Other comprehensive loss	(3,531)	—	—	—	(3,531)
COMPREHENSIVE INCOME (LOSS)	$8,739	$20,621	$10,133	$(30,754)	$8,739
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(37,623)	$4,932	$10,082	$12,982	(9,627)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(945)	(5,670)	(5,321)	—	(11,936)
Purchase of short term investments and marketable securities	(45,796)	(424)	—	—	(46,220)
Sales and maturities of short term investments	90	—	—	—	90
Other	—	—	(25)	—	(25)
Investments in consolidated subsidiaries	13,160	(178)	—	(12,982)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,491)	(6,272)	(5,346)	(12,982)	(58,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	—	—	153,000
Payments on long-term debt, capital leases, and associated costs	(3,196)	(412)	(503)	—	(4,111)
Gold production royalty payments	—	—	(14,683)	—	(14,683)
Net intercompany borrowings (lending)	(11,475)	1,515	9,960	—	—
Other	(246)	—	—	—	(246)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	138,083	1,103	(5,226)	—	133,960
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,969	(237)	(490)	—	66,242
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$204,045	$754	$68,133	$—	$272,932

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$22,976	$16,889	$3,823	$(30,754)	$12,934
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(428)	(6,626)	(5,773)	—	(12,827)
Purchase of short term investments and marketable securities	(1,598)	(16)	(3,035)	—	(4,649)
Sales and maturities of short term investments	1,375	14	3,433	—	4,822
Other	(11,553)	238	705	—	(10,610)
Investments in consolidated subsidiaries	(30,754)	—	—	30,754	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(42,958)	(6,390)	(4,670)	30,754	(23,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,565)	(1,240)	(1,535)	—	(55,340)
Gold production royalty payments	—	—	(15,448)	—	(15,448)
Share repurchases	(12,557)	—	—	—	(12,557)
Net intercompany borrowings (lending)	7,355	(9,377)	2,022	—	—
Other	(454)	—	—	—	(454)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	241,779	(10,617)	(14,961)	—	216,201
NET CHANGE IN CASH AND CASH EQUIVALENTS	221,797	(118)	(15,808)	—	205,871
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$308,585	$282	$22,444	$—	$331,311

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$204,045	$754	$68,133	$—	$272,932
Investments	45,628	—	—	—	45,628
Receivables	102	13,121	62,583	—	75,806
Ore on leach pads	—	59,895	—	—	59,895
Inventory	—	37,386	96,192	—	133,578
Deferred tax assets	—	—	34,998	—	34,998
Prepaid expenses and other	3,729	9,449	17,657	—	30,835
	253,504	120,605	279,563	—	653,672
NON-CURRENT ASSETS
Property, plant and equipment, net	6,576	141,364	328,897	—	476,837
Mining properties, net	—	236,130	1,504,344	—	1,740,474
Ore on leach pads	—	34,485	—	—	34,485
Restricted assets	830	50	6,546	—	7,426
Marketable securities	—	15,646	—	—	15,646
Receivables	—	—	36,271	—	36,271
Debt issuance costs, net	11,356	—	—	—	11,356
Deferred tax assets	955		(126)	—	829
Net investment in subsidiaries	1,231,366	24,202	1,600,990	(2,856,558)	—
Other	54,521	31,372	324,489	(400,393)	9,989
TOTAL ASSETS	$1,559,108	$603,854	$4,080,974	$(3,256,951)	$2,986,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,301	$17,840	$30,817	$—	$49,958
Accrued liabilities and other	9,811	7,904	13,214	(1,068)	29,861
Debt	5,334	1,903	335,137	(334,279)	8,095
Royalty obligations	—	4,951	45,299	—	50,250
Reclamation	—	—	643	119	762
Deferred tax liabilities	—	847	1,011	—	1,858
	16,446	33,445	426,121	(335,228)	140,784
NON-CURRENT LIABILITIES
Debt	452,964	2,765	65,469	(65,046)	456,152
Royalty obligations	—	17,352	45,038	—	62,390
Reclamation	—	46,627	12,122	(119)	58,630
Deferred tax liabilities	37,096	1,618	505,382	—	544,096
Other long-term liabilities	2,634	518	24,084	—	27,236
Intercompany payable (receivable)	(647,729)	428,962	218,767	—	—
	(155,035)	497,842	870,862	(65,165)	1,148,504
STOCKHOLDERS’ EQUITY
Common stock	1,035	250	122,666	(122,916)	1,035
Additional paid-in capital	2,783,520	79,712	3,258,037	(3,337,749)	2,783,520
Accumulated deficit	(1,083,910)	(4,544)	(596,712)	601,256	(1,083,910)
Accumulated other comprehensive loss	(2,948)	(2,851)	—	2,851	(2,948)
	1,697,697	72,567	2,783,991	(2,856,558)	1,697,697
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,559,108	$603,854	$4,080,974	$(3,256,951)	$2,986,985

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,076	$991	$68,623	$—	$206,690
Investments	—	—	—	—	—
Receivables	530	19,982	60,562	—	81,074
Ore on leach pads	—	50,495	—	—	50,495
Inventory	—	35,290	96,733	—	132,023
Deferred tax assets	—	—	35,008	—	35,008
Prepaid expenses and other	4,128	5,282	16,530	—	25,940
	141,734	112,040	277,456	—	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	5,980	143,118	337,175	—	486,273
Mining properties, net	—	235,537	1,515,964	—	1,751,501
Ore on leach pads	—	31,528	—	—	31,528
Restricted assets	830	50	6,134	—	7,014
Marketable securities	—	14,521	—	—	14,521
Receivables	—	—	36,574	—	36,574
Debt issuance costs, net	10,812	—	—	—	10,812
Deferred tax assets	955	—	234	—	1,189
Net investment in subsidiaries	1,242,480	46,215	1,578,799	(2,867,494)	—
Other	53,858	14,616	320,425	(373,563)	15,336
TOTAL ASSETS	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,963	$15,864	$36,020	$—	$53,847
Accrued liabilities and other	16,693	8,016	14,611	(1,054)	38,266
Debt	—	1,262	309,472	(308,229)	2,505
Royalty obligations	—	3,934	44,085	—	48,019
Reclamation	—	—	794	119	913
Deferred tax liabilities	—	—	1,011	—	1,011
	18,656	29,076	405,993	(309,164)	144,561
NON-CURRENT LIABILITIES
Debt	305,335	255	64,820	(64,280)	306,130
Royalty obligations	—	17,696	47,446	—	65,142
Reclamation	—	45,894	11,740	(119)	57,515
Deferred tax liabilities	37,095	1,618	517,533	—	556,246
Other long-term liabilities	2,467	544	22,806	—	25,817
Intercompany payable (receivable)	(637,471)	427,085	210,386	—	—
	(292,574)	493,092	874,731	(64,399)	1,010,850
STOCKHOLDERS’ EQUITY
Common stock	1,028	250	122,666	(122,916)	1,028
Additional paid-in capital	2,781,164	79,712	3,258,037	(3,337,749)	2,781,164
Accumulated deficit	(1,046,719)	401	(588,666)	588,265	(1,046,719)
Accumulated other comprehensive loss	(4,906)	(4,906)	—	4,906	(4,906)
	1,730,567	75,457	2,792,037	(2,867,494)	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement in South America with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At March 31, 2014, approximately 10% of the Company’s worldwide labor force was covered by collective bargaining agreements. We cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Kensington Production Royalty
On July 7, 1995, Coeur, through its wholly owned subsidiary, Coeur Alaska, Inc., acquired the 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, giving Coeur 100% ownership of the Kensington property. Coeur Alaska is obligated to pay Echo Bay, a subsidiary of Kinross Gold Corporation, a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2.5% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production. No royalty has been paid to date as the purchase price has not been recouped.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico SA de CV, in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty expense was nil due to silver prices below $23.60 per ounce for the three months ended March 31, 2014 and $1.0 million for the three months ended March 31, 2013.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices will result in the recognition of mark-to-market gains or losses in Fair value adjustments, net, in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. Please see Note 10 -- Derivative Financial Instruments for further discussion on the royalty obligation.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters, generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company's operations at the Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force the Company to ultimately cease mining at such deposits. If COMIBOL objects to the Company mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining and its subsidiaries (collectively, "Coeur", "the Company", "our", and "we"). The Company uses certain non-GAAP financial performance measures in its MD&A such as costs applicable to sales, all-in sustaining costs, and adjusted net income. For a detailed description of each of the non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. The Company believes it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our 2013 10-K, as well as other information the Company files with the Securities and Exchange Commission.
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
The Company’s business strategy is to discover, acquire, develop and operate low-cost silver and gold mines and acquire precious metal streaming and royalty interests that together produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. The Company’s management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities at existing operations, reducing operating and non-operating costs, consistent capital discipline, and efficient management of working capital.
Highlights - Three Months Ended March 31, 2014

•	Metal sales of $158.6 million and royalty revenue of $1.0 million

•	Production of 7.6 million silver equivalent ounces, consisting of 4.1 million silver ounces and 58,836 gold ounces

•	Costs applicable to sales were $13.25 per silver equivalent ounce and $1,005 per gold ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $19.12 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	Adjusted net loss of $19.5 million or $0.19 per share (see "Non-GAAP Financial Performance Measures")

•	$11.9 million in capital expenditures

•	Issued $150 million 7.875% Senior Notes due 2021, increasing cash and short term investments to $318.6 million at March 31, 2014
Consolidated Performance
Net loss was $37.2 million in the three months ended March 31, 2014 compared to Net income of $12.3 million in the three months ended March 31, 2013.  The decrease in Net income (loss) in the three months ended March 31, 2014 is primarily due to unfavorable fair value adjustments and lower average realized silver and gold prices, partially offset by higher silver and gold ounces sold.
The Company produced 4.1 million ounces of silver and 58,836 ounces of gold in the three months ended March 31, 2014, compared to 3.8 million ounces of silver and 56,913 ounces of gold in the three months ended March 31, 2013. Silver production increased in the three months ended March 31, 2014 due to higher grade at Palmarejo and higher recoveries and tons placed at Rochester. Gold production increased in the three months ended March 31, 2014 due to higher gold grade at Palmarejo.
Costs applicable to sales were $13.25 per silver equivalent ounce and $1,005 per gold ounce in the three months ended March 31, 2014, compared to $14.07 per silver equivalent ounce and $890 per gold ounce in the three months ended March 31, 2013. Costs applicable to sales per silver equivalent ounce decreased in the three months ended March 31, 2014 due to higher silver production at Rochester and higher gold production at Palmarejo. Costs applicable to sales per gold ounce increased in the three months ended March 31, 2014 due to higher mining and milling costs at Kensington, reflecting higher mining rates at ore grades more in line with average reserve grades.

	Three months ended March 31,
	2014	2013
Silver ounces produced(2)	4,094,365	3,834,829
Gold ounces produced(2)	58,836	56,913
Silver equivalent ounces produced(1)	7,624,525	7,249,609
Silver ounces sold(2)	3,861,398	3,058,254
Gold ounces sold(2)	62,578	51,926
Silver equivalent ounces sold(1)	7,616,078	6,173,814
Average realized price per silver ounce	$20.29	$30.30
Average realized price per gold ounce	$1,298	$1,630
Costs applicable to sales per silver equivalent ounce(3) (excluding Kensington)	$13.25	$14.07
Costs applicable to sales per gold ounce(3) (Kensington)	$1,005	$890
All-in sustaining costs per silver equivalent ounce(3)	$19.12	$19.85

(1)	Silver equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)
Payable basis. Production before smelter recoveries was 4,115,957 and 3,854,795 silver ounces and 59,489 and 56,929 gold ounces for the three months ended March 31, 2014 and 2013, respectively. Sales before smelter recoveries were 3,895,559 and 3,076,534 silver ounces and 63,468 and 52,581 gold ounces for the three months ended March 31, 2014 and 2013, respectively.

(3)	See "Non-GAAP Financial Performance Measures."
Consolidated Financial Results

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
Revenue
Metal sales decreased by $13.2 million, or 7.7%, to $158.6 million due to lower average realized silver and gold prices, partially offset by higher production at Palmarejo and Rochester. The Company sold 3.9 million ounces of silver and 62,578 ounces of gold, compared to sales of 3.1 million ounces of silver and 51,926 ounces of gold. The Company realized average silver and gold prices of $20.29 per ounce and $1,298 per ounce, respectively, compared with realized average prices of $30.30 per ounce and $1,630 per ounce, respectively. Silver and gold each contributed 50% of sales, compared to 53% of sales from silver and 47% from gold. Royalty revenues were $1.0 million, primarily due to the creation of Coeur Capital and its acquisition of Global Royalty Corp. in the fourth quarter of 2013.
Costs Applicable to Sales
Costs applicable to sales increased by $18.8 million, or 21.4%, to $106.9 million. The increase in costs applicable to sales is primarily due to higher silver and gold ounces sold and higher mining and milling costs at Kensington, partially offset by lower silver unit costs at Rochester.
Amortization
Amortization decreased by $9.3 million, or 18.6%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 impairment charges at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses increased $3.7 million, primarily due to higher compensation and benefits related to expanded capabilities in the relocated corporate office.
Exploration expenses decreased by $2.6 million, or 38.4%, to $4.2 million primarily as a result of reduced exploration activity near the Company’s Joaquin project in Argentina. Over 76,703 feet (23,379 meters) of combined core and reverse circulation drilling was completed for discovery of new silver and gold mineralization.
Pre-development, reclamation, and other expenses increased to $7.0 million or 34.4%, primarily due the La Preciosa feasibility study which is scheduled to be completed in mid-2014.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, were a loss of $14.0 million compared to a gain of $17.8 million, primarily due to the impact of changing future gold prices on the Palmarejo gold production royalty obligation.

Interest income and other, net decreased by $5.8 million to an expense of $2.0 million, compared to income of $3.9 million, primarily due to a gain on the sale of various assets in the 2013 period.
Interest expense, net of capitalized interest, increased to $13.1 million from $9.7 million primarily due to write-off of Credit Agreement costs, partly offset by higher capitalized interest.
Income and Mining Taxes
The Company reported an income and mining tax benefit of approximately $4.7 million compared to income and mining tax expense of $11.2 million. The following table summarizes the components of the Company’s income tax (expense) benefit:

	Three months ended March 31,
(in thousands)	2014	2013
United States	$(146)	$(3,212)
Argentina	4,432	73
Australia	(303)	(105)
Mexico	3,721	(3,673)
Bolivia	(2,764)	(4,328)
Canada	(251)	—
Income tax (expense) benefit	$4,689	$(11,245)

During the three months ended March 31, 2014, the Company recorded an $8.1 million benefit primarily related to foreign exchange rate differences in Argentina and Mexico, partly offset by income and mining tax expense of $3.4 million in Australia, Bolivia, and Canada primarily related to higher metal prices.

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
Results of Operations
Palmarejo

	Three months ended March 31,
	2014	2013
Tons milled	571,345	573,170
Silver ounces produced	1,820,484	1,646,397
Gold ounces produced	25,216	22,965
Silver equivalent ounces produced	3,333,444	3,024,297
Costs applicable to sales/oz(1)	$13.36	$13.39
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Silver production increased due to higher grade, partially offset by lower recoveries. Metal sales were $68.0 million, or 43% of Coeur's metal sales, compared with $57.4 million, or 33% of Coeur's metal sales. Costs applicable to sales per ounce were mostly unchanged as higher production offset realized currency hedge losses. Amortization decreased to $18.7 million compared to $28.8 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $3.7 million compared to $5.3 million.

San Bartolomé

	Three months ended March 31,
	2014	2013
Tons milled	385,375	374,985
Silver ounces produced	1,355,420	1,391,099
Costs applicable to sales/oz(1)	$13.93	$14.14
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Silver production decreased due to lower grade, which was mostly offset by higher mill throughput. Silver sales were $27.6 million, or 17% of Coeur's metal sales, compared with $33.1 million, or 19% of Coeur's metal sales. Costs applicable to sales per ounce decreased as a result of lower consumables costs. Amortization was $4.5 million compared to $4.6 million. Capital expenditures were $1.4 million compared to $0.5 million.
Rochester

	Three months ended March 31,
	2014	2013
Tons placed	3,640,861	2,439,757
Silver ounces produced	750,362	647,589
Gold ounces produced	8,192	8,742
Silver equivalent ounces produced	1,241,882	1,172,109
Costs applicable to sales/oz(1)	$12.67	$15.15
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Silver production increased as a result of higher grade, higher tons placed, and timing of recoveries. Metal sales were $24.2 million, or 15% of Coeur’s metal sales, compared with $39.5 million, or 23% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to higher silver production, partly offset by higher leaching costs due to leach pad expansion. Amortization was $4.5 million compared to $1.9 million due to higher production from the Stage III leach pad. Capital expenditures were $1.0 million compared to $3.3 million, due to the completion of the Stage III leach pad expansion at the end of 2013.
Kensington

	Three months ended March 31,
	2014	2013
Tons milled	159,697	129,057
Gold ounces produced	25,428	25,206
Costs applicable to sales/oz(1)	$1,005	$890
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Gold production increased due to significantly higher mill throughput, mostly offset by lower grade. Metal sales were $36.1 million compared to $39.3 million, which represented 23% of Coeur’s metal sales in each period. Costs applicable to sales per ounce increased due to higher mining and milling costs, reflecting higher mining rates at ore grades more in line with average reserve grade. Amortization was $10.7 million compared to $13.3 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $4.7 million compared to $3.3 million.

Coeur Capital

	Three months ended March 31,
Endeavor Silver Stream	2014	2013
Tons milled	193,219	194,519
Silver ounces produced	168,099	149,744
Costs applicable to sales/oz(1)	$8.90	$12.13
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Metal sales were $2.9 million compared to $3.0 million. Silver production increased due to higher grade and recoveries. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Amortization was $1.7 million compared to $0.8 million.

Royalty revenue was $1.0 million compared to nil primarily due to the acquisition of Global Royalty Corp. in December 2013.

Liquidity and Capital Resources
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2014 was $9.6 million, compared with net cash provided by operations of $12.9 million for the three months ended March 31, 2013, due to lower average realized prices for silver and gold, partially offset by higher silver and gold ounces sold and a smaller increase in working capital.

	Three months ended March 31,
(in thousands)	2014	2013
Cash flow before changes in operating assets and liabilities	$14,854	$58,724
Changes in operating assets and liabilities:
Receivables and other current assets	5,622	3,968
Prepaid expenses and other	(8,109)	(2,240)
Inventories	(13,912)	(20,493)
Accounts payable and accrued liabilities	(8,082)	(27,025)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(9,627)	$12,934
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2014 was $58.1 million, compared to net cash used in investing activities of $23.3 million in the three months ended March 31, 2013, primarily due to the purchase of short-term investments.
The Company spent $11.9 million on capital expenditures in the three months ended March 31, 2014, compared with $12.8 million in the three months ended March 31, 2013. Capital expenditures in the three months ended March 31, 2014 were primarily related to underground development at Palmarejo and Kensington and equipment additions at Kensington.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 was $134.0 million compared to net cash provided by financing activities of $216.2 million for the three months ended March 31, 2013. The decrease in cash provided by financing activities is primarily the result of the follow-on offering of $150 million of Senior Notes in the three months ended March 31, 2014 compared to the original offering of $300 million of Senior Notes in the three months ended March 31, 2013, partially offset by the repurchase of $43.3 million of Convertible Notes in the three months ended March 31, 2013.
Termination of Revolving Credit Facility

On March 20, 2014, Coeur Alaska, Inc. and Coeur Rochester, Inc., each a wholly-owned subsidiary of the Company, notified the administrative agent under the Credit Agreement, that they were terminating the Revolving Credit Facility, effective March

25, 2014.  No amounts were outstanding under the Revolving Credit Facility at the time of termination, and no early termination penalty was payable in connection with the termination.
Other Liquidity Matters
The Company asserts that its earnings from the Palmarejo operation are permanently reinvested. Therefore, no provision has been made for United States federal and state income taxes on the Company's tax basis differences in Mexico, which primarily relate to accumulated foreign earnings which have been reinvested and are expected to be reinvested outside the United States indefinitely. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.
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
Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form 10-K for the year ended December 31, 2013 for the Company's critical accounting policies and estimates.

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including growth strategies, tax positions, and initiatives to generate, protect and maximize cash flow, manage metals price risk, reduce costs, enhance revenue and manage working capital and expenditures. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projects,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and in the "Risk Factors" section of the 2013 10-K and the risks and uncertainties discussed in this MD&A; (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves and future production, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the absence of control over mining operations in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks and changes in mine plans and project parameters); (x) the loss of any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance any debt.  Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles ("GAAP"). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses adjusted net income (loss) to evaluate the Company's operating performance, and to plan and forecast business operations. The Company believes the use of adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of adjusted net income are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts.

Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

	Three months ended March 31,
	2014	2013
Net income (loss)	$(37,191)	$12,270
Fair value adjustments, net	7,827	(13,467)
Stock-based compensation	2,453	1,085
Impairment of marketable securities	2,588	35
Accretion of royalty obligation	1,821	2,569
Write-downs	—	119
Loss on revolver termination	3,035	—
Adjusted net income (loss)	$(19,467)	$2,611

Adjusted net income (loss) per share	$(0.19)	$0.03
Costs Applicable to Sales and All-in Sustaining Costs

Management uses costs applicable to sales ("CAS") and all-in sustaining costs (“AISC") to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and assessing our operating performance and ability to generate free cash flow from operations. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces (silver to gold ratio of 60:1) best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.
Three Months Ended March 31, 2014

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$62,233	$23,358	$19,159	$2,135	$106,885	$39,240	$146,125
Amortization	18,659	4,457	4,451	953	28,520	10,709	39,229
Costs applicable to sales	$43,574	$18,901	$14,708	$1,182	$78,365	$28,531	$106,896
Silver equivalent ounces sold	3,261,982	1,357,307	1,160,829	132,800	5,912,918
Gold ounces sold						28,386
Costs applicable to sales per ounce	$13.36	$13.93	$12.67	$8.90	$13.25	$1,005

Treatment and refining costs							1,672
Sustaining capital							11,936
General and administrative							13,896
Exploration							4,217
Reclamation							1,286
Project/pre-development costs							5,698
All-in sustaining costs							$145,601
Silver equivalent ounces sold							5,912,918
Kensington silver equivalent ounces sold							1,703,160
Consolidated silver equivalent ounces sold							7,616,078
All-in sustaining costs per silver equivalent ounce							$19.12

Three Months Ended March 31, 2013

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$55,500	$20,318	$22,629	$2,149	$100,596	$36,851	$137,447
Amortization	28,782	4,640	1,852	828	36,102	13,286	49,388
Costs applicable to sales	$26,718	$15,678	$20,777	$1,321	$64,494	$23,565	$88,059
Silver equivalent ounces sold	1,995,000	1,108,874	1,371,598	108,942	4,584,414
Gold ounces sold						26,490
Costs applicable to sales per ounce	$13.39	$14.14	$15.15	$12.13	$14.07	$890

Treatment and refining costs							2,535
Sustaining capital							9,672
General and administrative							10,227
Exploration							6,841
Reclamation							712
Project/pre-development costs							4,485
All-in sustaining costs							$122,531
Silver equivalent ounces sold							4,584,414
Kensington silver equivalent ounces sold							1,589,400
Consolidated silver equivalent ounces sold							6,173,814
All-in sustaining costs per silver equivalent ounce							$19.85

Item 3.         Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various market risks as a part of its operations. In an effort to mitigate losses associated with these risks, the Company may, at times, enter into derivative financial instruments. These may take the form of forward sales contracts, put and call options related to future silver and gold production, foreign currency exchange contracts and interest rate swaps. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company’s market risk assessments contains “forward looking statements” that contain risks and uncertainties. Actual results and actions could differ materially from those discussed below.
The Company’s operating results are substantially dependent upon the world market prices of silver and gold. The Company has no control over silver and gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. In order to mitigate some of the risk associated with these fluctuations, the Company will at times enter into forward sales contracts or purchase put and call options. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company may be exposed to nonperformance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company enters into contracts and other arrangements from time to time in an effort to reduce the negative effect of price changes on its cashflows. These arrangements typically consist of managing its exposure to foreign currency exchange rates and market prices associated with changes in gold and silver commodity prices.
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
At March 31, 2014, the Company had outstanding provisionally priced sales of 0.1 million ounces of silver and 18,471 ounces of gold at prices of $20.47 and $1,310, respectively. For a 10% change in realized silver price, revenue would vary (plus or minus) approximately $0.3 million and for a 10% change in realized gold price, revenue would vary (plus or minus) approximately $2.4 million. At December 31, 2013, the Company had outstanding provisionally priced sales consisting of 0.2 million ounces of silver and 30,780 ounces of gold at prices of $20.98 and $1,259, respectively.
Foreign Currency Contracts and Hedges
The Company operates, or has mineral interests, in several foreign countries, specifically Australia, Bolivia, Chile, Mexico, Argentina, and Ecuador, which exposes it to risks associated with fluctuations in the exchange rates of the currencies involved. As part of its program to manage foreign currency risk, the Company from time to time enters into foreign currency exchange hedge contracts. These contracts enable the Company to purchase a fixed amount of foreign currencies at a fixed exchange rate or to lock in a specific exchange rate. Gains and losses on foreign exchange contracts that are related to firm commitments and designated and effective as hedges are deferred and recognized in the same period as the related transaction. All other contracts that do not qualify as hedges are marked to market and the resulting gains or losses are recorded in income. The Company continually evaluates the potential benefits of entering into these contracts to mitigate foreign currency risk and proceeds when it believes that the exchange rates are most beneficial.
During the three months ended March 31, 2014 and 2013, the Company entered into forward foreign currency exchange contracts as well as call and put option contracts, also referred to as collars, to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine and development costs at La Preciosa.
At March 31, 2014, the Company had outstanding collars on $35.0 million with a weighted-average strike price of 12.56 MXN for the floor and 14.98 MXN for the ceiling. The Company had an asset related to these contracts with a fair value of $0.1 million at March 31, 2014. A 10% increase in the MXN rate would result in a change in fair value of $3.3 million and a 10% decrease would result in a change in fair value of $0.3 million.
The Company recorded mark-to-market gains of $1.0 million and gains of $0.7 million for the three months ended March 31, 2014 and 2013, respectively. These mark-to-market adjustments are reflected in Fair value adjustments, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company recorded realized losses of $0.9 million and realized gains of $0.6 million in production costs applicable to sales during the three months ended March 31, 2014 and 2013, respectively.

Palmarejo Gold Production Royalty
On January 21, 2009, the Company entered into the gold production royalty transaction with Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of March 31, 2014, a total of 124,103 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at March 31, 2014 and 2013 was a liability of $44.4 million and $40.3 million, respectively. During the years ended March 31, 2014 and 2013, the mark-to-market adjustments for this embedded derivative amounted losses of $4.0 million and gains of $23.5 million, respectively. For the three months ended March 31, 2014 and 2013, realized losses on settlement of the liabilities were $6.2 million and $9.1 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the Consolidated Statements of Comprehensive Income (Loss).
The Company used an implicit interest rate of 30.0% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the years ended March 31, 2014 and 2013 of $3.2 million and $4.1 million, respectively. At March 31, 2014 and 2013, the remaining minimum obligation under the royalty agreement was $46.0 million and $51.2 million, respectively. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at March 31, 2014 to vary by approximately $14.4 million.
Gold and Silver Hedges
At March 31, 2014, the Company had outstanding put options allowing it to net settle 50,000 ounces of gold and 2,500,000 ounces of silver at weighted average strike prices of $1,200 per ounce and $18.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. In addition, the Company had outstanding put options requiring it to net settle 50,000 ounces of gold and 2,500,000 ounces of silver at weighted average strike prices of $1,050 and $16.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. A 10% change in the price of silver and gold would result in a change in fair value of $0.6 million and $1.9 million, respectively. These contracts expire during the second and third quarters of 2014. At March 31, 2014, the fair market value of these contracts was a net asset of $0.8 million.
During the three months ended March 31, 2014 and 2013, the Company recorded unrealized losses of $1.5 million and unrealized gains of $4.8 million, respectively, related to outstanding options which was included in Fair value adjustments, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company also recognized a realized gain of $0.3 million and a realized loss of $0.5 million resulting from expiring contracts during the three months ended March 31, 2014 and 2013, respectively.
Additional information about the Company’s derivative financial instruments may be found in Note 10 -- Derivative Financial Instruments in the notes to the consolidated financial statements.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1.        Legal Proceedings

The information contained in Note 18 -- Commitments and Contingencies in the notes to the consolidated financial statements included in this quarterly report is incorporated herein by reference.

Item 1A.	Risk Factors

Item 1A (Risk Factors) of the 2013 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.
The Company’s results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond the Company’s control. The Company’s use of derivative contracts to protect against such volatility exposes us to risk of opportunity loss, mark-to-market accounting adjustments and exposure to counterparty credit risk.

Silver and gold are commodities, and their prices are volatile. During the twelve months ended December 31, 2013, the price of silver ranged from a low of $18.70 per ounce to a high of $32.31 per ounce, and the price of gold ranged from a low of $1,192 per ounce to a high of $1,694 per ounce. During the first quarter of 2014, the price of silver ranged from a low of $19.17 per ounce to a high of $22.12 per ounce, and the price of gold ranged from a low of $1,221 per ounce to a high of $1,385 per ounce. The closing market prices of silver and gold on May 6, 2014 were $19.63 per ounce and $1,306 per ounce, respectively.

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

Because the Company derives all of its revenues from sales of silver and gold, its results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A sustained period of declining or low gold and silver prices would materially and adversely affect the results of operations and cash flows. Additionally, if market prices for silver and gold decline or remain at relatively low levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may incur losses.

Operating costs at the Company’s mines are affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies the Company purchases could lead to higher costs, which would adversely affect results of operations and cash flows.

Since the beginning of 2011, the Company has made strategic minority investments in several silver and gold development companies in North and South America. The value of these investments depends significantly on the market prices of silver and gold. The value of these investments has declined, and the Company cannot assure you that the value of these investments, or the value of future investments it may make in other development companies, will not decline further. Declines in the value of these investments could adversely affect the Company’s financial condition.

A significant and sustained decline in gold and silver prices during 2013 caused the Company to write down its long-lived assets and, in the future such declines could cause one or more of the Company’s mining properties to become unprofitable, which could require the Company to record additional write-downs of longlived assets. Such write-downs may adversely affect the Company’s results of operations and financial condition.

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

The Company’s assessment of the recoverability of its long-lived assets as of December 31, 2013 under ASC 360 indicated that a write-down of its long-lived assets at December 31, 2013 of approximately $773 million was required. This non-cash write-down resulted in an impairment charge in the Company’s statement of comprehensive income (loss) and reduced the carrying value of mining properties and property, plant and equipment on the Company’s balance sheet. See “Note 4-Write-Downs” in the notes to the Company’s consolidated financial statements in the 2013 Form 10-K for further detail.

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

Any use of forward or futures contracts can expose the Company to risk of an opportunity loss. The use of derivative contracts may also result in significant mark-to-market accounting adjustments, which may have a material adverse impact on reported financial results. The Company is exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, the Company could be exposed to a loss of value for that contract.

The Company is an international company and is exposed to political and social risks in the countries in which it has significant operations or interests.

A majority of the Company’s revenues are generated by operations outside the United States, and it is subject to significant risks inherent in mineral extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control. These risks include the possible unilateral cancellation or forced renegotiation of contracts, unfavorable changes in foreign laws and regulations, royalty and tax increases, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

Any of these developments could require the Company to curtail or terminate operations at its mines, incur significant costs to meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, which could materially and adversely affect financial condition, results of operations and cash flows.

These risks may be higher in developing countries in which the Company may expand its exploration for and development of mineral deposits. Potential operations in these areas increase the Company’s exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may disrupt its operations.

The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities, including indigenous peoples, and other stakeholders in its operating locations. The Company believes its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other community benefits associated with ongoing payment of taxes. In addition, the Company seeks to maintain its partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding the Company’s ongoing efforts, local communities and stakeholders can become dissatisfied with its activities, which may result in civil unrest, protests, direct action or campaigns against it. Any such occurrences could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

The Company’s operations outside the United States also expose it to economic and operational risks.

The Company’s operations outside the United States also expose it to economic and operational risks. Local economic conditions can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of the Company’s foreign operations, including drug-cartel related violence in Mexico, could adversely affect the Company’s ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to personnel and property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows. The Company sells gold and silver doré in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could adversely affect results of operations.

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

Commencement of mining can reveal mineralization or geologic formations, including higher than expected content of other minerals that can be difficult to separate from silver, which can result in unexpectedly low recovery rates. Problems also may arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which could result in the failure to achieve expected target dates for exploration, or could cause production activities to require greater capital expenditure to achieve expected recoveries. Many of these production and operational risks are beyond the Company’s control. Delays in commencing successful mining activities at new or expanded mines, disruptions in production and low recovery rates could have adverse effects on the Company’s financial condition, results of operations and cash flows.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company’s results of operations and financial position may be adversely affected by inaccurate estimates.

The ore reserve figures presented in the Company’s public filings are estimates made by the Company’s technical personnel and independent mining consultants the Company contracts with. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.

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

The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.

As of March 31, 2014, the Company had approximately $464.2 million of outstanding indebtedness. In addition, the Company's total debt excludes $46.0 million for future minimum estimated gold production royalty payments due from its subsidiary Coeur Mexicana to Franco-Nevada. The liabilities associated with these gold production royalty payments increase as the price of gold increases. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.

Because mines have limited lives based on proven and probable ore reserves, an important element of the Company’s business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. During 2011, the Company successfully constructed a new leach pad at the Company’s Rochester mine. Development of other major mining properties at Palmarejo, San Bartolomé and Kensington has been substantially completed. Since December 2012, the Company has owned 100% of the Joaquin silver- gold development project located in the Santa Cruz province of southern Argentina. As a result of its acquisition of Orko (now Coeur La Preciosa Silver Corp.) in April 2013, the Company also holds the La Preciosa silver-gold project in the state of Durango, Mexico. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and developing or acquiring new mining properties. Both strategies are inherently risky, and the Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.

While it is the Company’s practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests that it may acquire may not be developed profitably. If profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing stockholders. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may negatively affect results of operations.

Significant investment risks and operational costs are associated with exploration, development and mining activities. These risks and costs may result in lower economic returns and may adversely affect the Company’s business.

The Company’s ability to sustain or increase its present production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Substantial expenditures are required to establish ore reserves, to extract metals from ores and, in the case of new properties, to construct mining and processing facilities.

Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. Even if mineral deposits are found, those deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; completion of favorable feasibility studies; issuance and maintenance of necessary permits; and receipt of adequate financing. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

In addition, development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.

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

The Company’s silver-gold project, La Preciosa, is subject to significant development, operational and regulatory risks.

As a development phase project, La Preciosa is subject to numerous risks. These risks include uncertainty as to the development of the La Preciosa project in accordance with current expectations or at all, and the ultimate extent, quality, grade and minability of mineralization. Further, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame.

The preliminary economic assessment, or PEA, for the La Preciosa project completed in 2013 does not have sufficient certainty to constitute a pre-feasibility study or a feasibility study. The PEA includes mineralized material that is considered too speculative geologically to have economic considerations applied to it that would enable the material to be categorized as proven and probable reserves. The Company cannot assure that the results reflected in the PEA will be realized or that it will ever be in a position to identify proven and probable reserves at the La Preciosa project. In particular, the PEA uses estimated capital costs and operating costs which are based on factors including tonnage and grades of metal expected to be mined and processed and expected recovery rates, none of which has been completed to a pre-feasibility study or a feasibility study level. While the Company is currently conducting a feasibility study on the La Preciosa project, the ultimate identification of proven and probable reserves will depend on a number of factors, including the attributes of the deposit (including size, grade, geological formation and proximity to infrastructure), metal prices, government regulations (including regulations pertaining to taxes, royalties, land use, international trade and permitting) and environmental protections. It is possible that proven and probable reserves will never be identified at the La Preciosa project, which would inhibit the Company’s ability to develop the La Preciosa project into a commercial mining operation. In addition, following completion of the feasibility study, the Company may determine not to proceed with project construction.

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

As a result of these and related risks, future estimates of or actual cash operating costs and economic returns of the La Preciosa project may materially differ from the estimated costs and returns for this project, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.

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

The Company’s silver and gold production may decline in the future, reducing its results of operations and cash flows.

The Company’s silver and gold production, unless it is able to develop or acquire new properties, will decline over time due to the exhaustion of reserves and the possible closure of mines in response to declining metals prices or other factors. Identifying promising mining properties is difficult and speculative.

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

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. In addition, any of the Company’s U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by the MSHA. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on the Company’s business and results of operations.

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

Some of the mining wastes from the Company’s U.S. mines currently are exempt to a limited extent from the extensive set of U.S. Environmental Protection Agency (the “USEPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the USEPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault, and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”) and in Nevada under the Nevada Water Pollution Control Law which implements the CWA.

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

The Company cannot ensure that each of these third parties will not suffer financial hardship, will continue as a going concern or will not enter bankruptcy or otherwise liquidate. Any such event could expose the Company to significant costs and could limit the amounts, if any, the Company could recover in any proceeding against any such third party for breach of their agreement with the Company. There can be no assurance that the production from any of these mining operations will meet forecasted production targets. At any time, any of the owners or operators of these mining operations may decide to suspend or discontinue operations. In addition, the owners or operators of projects that are not yet operational in which the Company may hold royalty or streaming interests may decide to delay or not to proceed with commencing commercial production. Any failure, inability or refusal of a counterparty to meet its obligations to the Company under these royalty or streaming arrangements could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

An environmental organization, Great Basin Resource Watch (“GBRW”) has brought an administrative appeal challenging the Bureau of Land Management’s (“BLM”) approval in October 2010 of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. However, because GBRW did not seek a stay of the BLM’s decision, operations have been proceeding as approved during the Interior Board of Land Appeals proceeding. The Company cannot predict the outcome of the appeal or what effect, if any, an adverse ruling may have on current operations. If an adverse ruling is issued, the Company may be required to update the permitting for the current operations at Rochester.

The Company’s operations in Bolivia are subject to political risks.

Since 2009, a working group composed of Bolivian government officials and key mining sector participants has been working on amendments to the country’s existing mining law. In March 2014, the Bolivian President officially presented the working group's new mining law proposal to Congress for approval. During this legislative process, amendments were proposed which triggered protests by mining cooperatives. Currently, the Bolivian government and mining cooperatives are engaged in discussions to address these changes. The Company has been assessing the potential effects of the proposed legislation on its Bolivian operations but any effects remain uncertain until the law is enacted. The law is expected to regulate royalties and to provide for mining contracts with the government rather than concession holding. If the new mining law mandates a renegotiation of the terms of our existing contracts with the Bolivian state-owned mining company, Corporacion Minera de Bolivia (“COMIBOL”) and the mining cooperatives, this could materially adversely affect the profitability and cash flow of our operations in Bolivia. It is also uncertain if any new mining or investment policies or shifts in political attitude may further affect mining in Bolivia.

In addition, pending the enactment of the new mining law, companies are operating under Law No. 403 of September 18, 2013, and its regulatory Supreme Decree, which provides for the reversion of mining rights if the Ministry of Mines verifies that a person with mining rights has not initiated mining activities or developed the mining rights. The contracts with COMIBOL and the cooperatives are excluded from the application of Law No. 403. In April 2014, our subsidiary in Bolivia was served by the Bolivian government with a reversion decision affecting nine mining rights wholly-owned by our subsidiary. The affected area is not in an area of active mining by the Company and the Company’s San Bartolomé operations were not targeted as an area of interest in the decision since all of our past and current mining activity is performed through our contracts with COMIBOL and the mining cooperatives. Nonetheless, the Company has challenged the decision and is waiting for the outcome of the appeal process.

On October 14, 2009, the COMIBOL announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of the Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. In 2010 and 2011, the Cooperative Reserva Fiscal, with whom the Company has contracted, subsequently determined that the Huacajchi and Huacajchi Sur deposits were not covered by the COMIBOL resolution and notified COMIBOL that it was resuming mining of high-grade material above the 4,400 meter level in the Huacajchi and Huacajchi Sur deposits. Based on these notifications and the absence of any objection from COMIBOL, the Company resumed mining operations at the San Bartolomé mine on the Huacajchi and Huacajchi Sur deposits in 2012. Mining in other areas above the 4,400 meter level continue to be suspended. The partial suspension may reduce production until the Company is able to resume mining above 4,400 meters generally. It is uncertain at this time how long the suspension will remain in place. In addition, it is possible that COMIBOL may decide that the Company’s operations at the Huacajchi deposit or Huacajchi Sur are subject to the COMIBOL resolution, which may force it to ultimately cease mining at such deposits. If COMIBOL objects to the Company’s mining at the Huacajchi deposit or Huacajchi Sur or if the other restrictions are not lifted, the Company may need to write down the carrying value of the asset.

Although we previously carried political risk insurance with respect to the San Bartolomé mine in Bolivia, we recently determined not to renew this coverage. In determining whether to renew the coverage, we based our assessment on the political risk environment and the likelihood of a timely and material claim payout against the cost of carrying political risk insurance, which was approximately $2.1 million as of the most recent period ended December 16, 2013.

The Company’s business depends on good relations with its employees.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past three years, two of the Company’s mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on operations. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition.

As of March 31, 2014, unions represented approximately 9.9% of the Company’s worldwide workforce, all of which were composed of workers at the San Bartolomé mine in Bolivia. The Company currently has a labor agreement at the San Bartolomé mine which is in effect for 2014. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.

Disputes regarding the Company’s mining claims, concessions or surface rights to land in the vicinity of the Company’s mining projects, could adversely impact operations.

The validity of mining or exploration claims, concessions or rights, which constitute most of the Company’s property holdings, is often uncertain and may be contested. The Company has used commercially reasonable efforts, in accordance with industry standard, to investigate its title or claims to its various properties, however, no assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining claims, concessions or rights or that such exploration and mining claims, concessions or rights will not be challenged by third parties. Although the Company has attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice it does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of the Company’s exploration and mining claims, concessions or rights could result in litigation, insurance claims and potential losses affecting its business as a whole. There may be challenges to the title of any of the claims comprising the Company’s projects that, if successful, could impair development and operations. A defect could result in the Company losing all or a portion of its right, title, estate and interest in and to the properties to which the title defect relates.

In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, ejidos (communal owners of land recognized by the federal laws in Mexico) control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in Mexico, some of these agreements may be subject to renegotiation. In Bolivia, we obtain surface rights from cooperatives, through a series of “joint venture” contracts. Changes to the existing agreements or leases or failure to reach agreement in any negotiations may have a significant impact on operations at the Company’s projects and may, on occasion, lead to litigation. Further, the Bolivian government under Law No. 403 may have the ability to reverse our wholly-owned mining rights. Any such reversion decision, if successful upon appeal, could adversely impact our future mining plans.

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

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Quarterly Report on Form 10-Q.

Item 6.        Exhibits

4.1
Second Supplemental Indenture, dated March 12, 2014, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2014).

4.2
Registration Rights Agreement, dated March 12, 2014, among the Registrant, certain subsidiaries of the Registrant, Barclays Capital Inc. (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2014).

10.1	Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault (Filed herewith).*
10.2	Offer letter dated February 15, 2013 from the Registrant to Keagan J. Kerr (Filed herewith).*
10.3
Amendment No. 1 to Credit Agreement, dated January 16, 2014, by and among the Registrant, as the parent, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Reg. No. 333-193652) filed on January 30, 2014)

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
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 7, 2014	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 7, 2014	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 7, 2014	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)