Form 10-Q
period 2014-06-30
Coeur Mining, Inc.
filed 2014-08-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 103,466,078 shares were issued and outstanding as of August 5, 2014.

COEUR MINING, INC.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
	Notes	(In thousands, except share data)
Revenue	3	$164,562	$204,525	$324,195	$376,322
COSTS AND EXPENSES
Costs applicable to sales(1)	3	118,687	142,386	225,583	230,444
Amortization		41,422	56,894	81,849	106,589
General and administrative		9,398	15,026	23,294	25,253
Exploration		5,153	6,774	9,370	13,615
Litigation settlement	19	—	32,046	—	32,046
Pre-development, reclamation, and other		8,760	1,817	15,775	7,163
Total costs and expenses		183,420	254,943	355,871	415,110
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9	(8,282)	66,754	(19,717)	84,550
Impairment of marketable securities	12	(934)	(17,192)	(3,522)	(17,227)
Interest income and other, net		(116)	419	(2,100)	4,275
Interest expense, net of capitalized interest	17	(12,310)	(10,930)	(25,365)	(20,662)
Total other income (expense), net		(21,642)	39,051	(50,704)	50,936
Income (loss) before income and mining taxes		(40,500)	(11,367)	(82,380)	12,148
Income and mining tax (expense) benefit	7	(2,621)	(23,673)	2,068	(34,918)
NET INCOME (LOSS)		$(43,121)	$(35,040)	$(80,312)	$(22,770)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized loss on marketable securities, net of tax of $487 and $253 for the three and six months ended June 30, 2014, respectively		(773)	(7,491)	(401)	(11,057)
Reclassification adjustments for impairment of marketable securities, net of tax of $(362) and $(1,363) for the three and six months ended June 30, 2014, respectively		572	17,192	2,159	17,227
Reclassification adjustments for realized loss on sale of marketable securities, net of tax of $(10) for the three and six months ended June 30, 2014, respectively		17	—	17	—
Other comprehensive income (loss)		(184)	9,701	1,775	6,170
COMPREHENSIVE INCOME (LOSS)		$(43,305)	$(25,339)	$(78,537)	$(16,600)

NET INCOME (LOSS) PER SHARE	8
Basic		$(0.42)	$(0.35)	$(0.78)	$(0.24)

Diluted		$(0.42)	$(0.35)	$(0.78)	$(0.24)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
	Notes	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(43,121)	$(35,040)	$(80,312)	(22,770)
Adjustments:
Amortization		41,422	56,896	81,849	106,589
Accretion		4,502	5,380	9,093	10,840
Deferred income taxes		(3,844)	12,123	(15,705)	19,548
Loss on termination of revolving credit facility		—	—	3,035	—
Fair value adjustments, net		8,288	(65,754)	18,845	(81,795)
Litigation settlement	19	—	22,046	—	22,046
Stock-based compensation	5	2,385	1,617	4,950	2,713
(Gain) loss on sale of assets		(48)	(264)	222	(1,132)
Impairment of marketable securities	12	934	17,192	3,522	17,227
Other		(12)	234	(219)	(112)
Changes in operating assets and liabilities:
Receivables		4,921	4,401	10,544	8,647
Prepaid expenses and other current assets		3,551	2,930	(4,558)	411
Inventory and ore on leach pads	14	(1,606)	31,483	(15,519)	10,990
Accounts payable and accrued liabilities		13,118	10,094	5,117	(16,930)
CASH PROVIDED BY OPERATING ACTIVITIES		30,490	63,338	20,864	76,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(15,356)	(27,201)	(27,292)	(40,028)
Acquisitions	11	(2,250)	(101,648)	(2,250)	(113,214)
Purchase of short-term investments and marketable securities		(2,139)	(683)	(48,360)	(5,332)
Sales and maturities of short-term investments		800	1,522	890	6,344
Other		12	254	(13)	1,209
CASH USED IN INVESTING ACTIVITIES		(18,933)	(127,756)	(77,025)	(151,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	17	—	—	153,000	300,000
Payments on long-term debt, capital leases, and associated costs		(2,851)	(1,857)	(6,962)	(57,197)
Gold production royalty payments		(12,345)	(15,480)	(27,028)	(30,929)
Share repurchases		—	—	—	(12,557)
Other		(160)	(25)	(406)	(477)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(15,356)	(17,362)	118,604	198,840
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(3,799)	(81,780)	62,443	124,091
Cash and cash equivalents at beginning of period		272,932	331,311	206,690	125,440
Cash and cash equivalents at end of period		$269,133	$249,531	$269,133	$249,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2014 (Unaudited)	December 31, 2013
ASSETS	Notes	(In thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents		$269,133	$206,690
Investments	12	47,642	—
Receivables	13	68,693	81,074
Ore on leach pads		44,964	50,495
Inventory	14	137,644	132,023
Deferred tax assets	7	35,079	35,008
Prepaid expenses and other		23,593	25,940
		626,748	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	15	482,787	486,273
Mining properties, net	16	1,728,667	1,751,501
Ore on leach pads		46,956	31,528
Restricted assets		7,510	7,014
Marketable securities	12	13,761	14,521
Receivables	13	38,424	36,574
Debt issuance costs, net		11,031	10,812
Deferred tax assets	7	808	1,189
Other		10,830	15,336
TOTAL ASSETS		$2,967,522	$2,885,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,651	$53,847
Accrued liabilities and other		40,632	38,266
Debt	17	11,565	2,505
Royalty obligations	9,10	51,087	48,019
Reclamation	4	752	913
Deferred tax liabilities	7	1,858	1,011
		155,545	144,561
NON-CURRENT LIABILITIES
Debt	17	468,570	306,130
Royalty obligations	9,10	58,505	65,142
Reclamation	4	59,757	57,515
Deferred tax liabilities	7	540,232	556,246
Other long-term liabilities		28,280	25,817
		1,155,344	1,010,850
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 103,485,960 at June 30, 2014 and 102,843,003 at December 31, 2013		1,034	1,028
Additional paid-in capital		2,785,761	2,781,164
Accumulated other comprehensive income (loss)		(3,131)	(4,906)
Accumulated deficit		(1,127,031)	(1,046,719)
		1,656,633	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,967,522	$2,885,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock Shares	Common Stock Par Value	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
Net income (loss)	—	—	—	(80,312)	—	(80,312)
Other comprehensive income (loss)	—	—	—	—	1,775	1,775
Common stock issued under stock-based compensation plans, net	643	6	4,597	—	—	4,603
Balances at June 30, 2014 (Unaudited)	103,486	$1,034	$2,785,761	$(1,127,031)	$(3,131)	$1,656,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 -	BASIS OF PRESENTATION
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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes become effective prospectively for the Company's fiscal year beginning January 1, 2017. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$72,446	$29,078	$29,018	$31,193	$—	$1,971	$—	$163,706
Royalties	—	—	—	—	—	856	—	856
	72,446	29,078	29,018	31,193	—	2,827	—	164,562
Costs and Expenses
Costs applicable to sales(1)	49,551	20,695	23,218	24,381	—	842	—	118,687
Amortization	18,044	4,855	11,566	5,025	22	1,419	491	41,422
Exploration	1,637	57	1,636	738	26	109	950	5,153
Other operating expenses	325	194	199	844	5,711	263	10,622	18,158
Other income (expense)
Interest income and other, net	(1,202)	691	4	32	118	(964)	271	(1,050)
Interest expense, net	(2,771)	(11)	(53)	(261)	—	—	(9,214)	(12,310)
Fair value adjustments, net	(4,989)	—	—	(1,837)	—	—	(1,456)	(8,282)
Income and mining tax (expense) benefit	1,342	(2,204)	—	(419)	(1,159)	263	(444)	(2,621)
Net income (loss)	$(4,731)	$1,753	$(7,650)	$(2,280)	$(6,800)	$(507)	$(22,906)	$(43,121)
Segment assets(2)	$1,133,851	$309,565	$331,151	$206,665	$412,226	$67,864	$110,406	$2,571,728
Capital expenditures	$5,589	$1,711	$3,989	$3,956	$3	$—	$108	$15,356
(1)    Excludes amortization

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

(2)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended June 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$86,217	$49,236	$30,851	$34,903	$—	$3,479	$(161)	$204,525
Royalties	—	—	—	—	—	—	—	—
	$86,217	$49,236	$30,851	$34,903	$—	$3,479	$(161)	$204,525
Costs and Expenses
Costs applicable to sales(1)	55,218	32,815	30,154	22,516	—	1,683	—	142,386
Amortization	35,384	4,824	13,159	1,989	2	1,224	312	56,894
Exploration	3,189	27	563	512	690	322	1,471	6,774
Litigation settlement	—	—	—	32,046	—	—	—	32,046
Other operating expenses	173	117	236	2,466	—	(191)	14,042	16,843
Other income (expense)
Interest income and other, net	(428)	683	150	—	(11)	91	(17,258)	(16,773)
Interest expense, net	(4,190)	(14)	(95)	(5)	—	—	(6,626)	(10,930)
Fair value adjustments, net	61,066	—	6,350	—	—	—	(662)	66,754
Income and mining tax (expense) benefit	(17,282)	(4,506)	—	(538)	—	(191)	(1,156)	(23,673)
Net income (loss)	$31,419	$7,616	$(6,856)	$(25,169)	$(703)	$341	$(41,688)	$(35,040)
Segment assets(2)	$1,860,240	$286,325	$485,215	$122,917	$409,458	$31,493	$108,954	$3,304,602
Capital expenditures	$9,166	$3,159	$7,406	$6,596	$735	$—	$139	$27,201
(1)    Excludes amortization
(2)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$140,434	$56,632	$65,079	$55,347	$—	$4,860	$—	$322,352
Royalties	—	—	—	—	—	1,843	—	1,843
	140,434	56,632	65,079	55,347	—	6,703	—	324,195
Costs and Expenses
Costs applicable to sales(1)	93,126	39,595	51,749	39,089	—	2,024	—	225,583
Amortization	36,702	9,313	22,275	9,476	41	3,121	921	81,849
Exploration	2,642	82	2,680	1,912	210	312	1,532	9,370
Other operating expenses	622	335	390	2,189	10,668	504	24,361	39,069
Other income (expense)
Interest income and other, net	(2,772)	1,373	4	51	(17)	(3,512)	(749)	(5,622)
Interest expense, net	(5,595)	(31)	(75)	(266)	—	—	(19,398)	(25,365)
Fair value adjustments, net	(15,225)	—	—	(2,510)	—	—	(1,982)	(19,717)
Income and mining tax (expense) benefit	5,171	(4,969)	—	(419)	(1,271)	(25)	3,581	2,068
Net income (loss)	$(11,079)	$3,680	$(12,086)	$(463)	$(12,207)	$(2,795)	$(45,362)	$(80,312)
Segment assets(2)	$1,133,851	$309,565	$331,151	$206,665	$412,226	$67,864	$110,406	$2,571,728
Capital expenditures	$9,331	$3,152	$8,700	$4,915	$141	$—	$1,053	$27,292
(1)    Excludes amortization
(2)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended June 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$143,643	$82,377	$70,126	$74,377	$—	$6,461	$(662)	$376,322
Royalties	—	—	—	—	—	—	—	—
	143,643	82,377	70,126	74,377	—	6,461	(662)	376,322
Costs and Expenses
Costs applicable to sales(1)	81,937	48,494	53,718	43,293	—	3,002	—	230,444
Amortization	64,166	9,464	26,445	3,842	2	2,052	618	106,589
Exploration	5,170	79	1,235	996	690	630	4,815	13,615
Litigation	—	—	—	32,046	—	—	—	32,046
Other operating expenses	341	3,954	412	2,938	—	(245)	25,016	32,416
Other income (expense)
Interest income and other, net	1,514	1,288	281	57	(11)	138	(16,219)	(12,952)
Interest expense, net	(7,928)	(46)	(354)	(11)	—	—	(12,323)	(20,662)
Fair value adjustments, net	75,494	—	10,577	—	—	—	(1,521)	84,550
Income and mining tax (expense) benefit	(20,816)	(8,834)	(1)	(1,264)	—	(245)	(3,758)	(34,918)
Net income (loss)	$40,293	$12,794	$(1,181)	$(9,956)	$(703)	$915	$(64,932)	$(22,770)
Segment assets(2)	$1,860,240	$286,325	$485,215	$122,917	$409,458	$31,493	$108,954	$3,304,602
Capital expenditures	$14,480	$3,616	$10,736	$9,894	$735	$—	$567	$40,028
(1)    Excludes amortization
(2)     Segment assets consist of receivables, prepaids, inventories, property, plant and equipment, and mineral interests

(in thousands)	June 30, 2014	December 31, 2013
Assets
Total assets for reportable segments	$2,571,728	$2,595,408
Cash and cash equivalents	269,133	206,690
Short term investments	47,642	—
Other assets	79,019	83,880
Total consolidated assets	$2,967,522	$2,885,978

Geographic Information

(in thousands)	June 30, 2014	December 31, 2013
Long Lived Assets
United States	$387,617	$384,626
Australia	23,858	25,668
Argentina	94,495	94,705
Bolivia	228,606	235,085
Mexico	1,461,228	1,487,228
Other Foreign Countries	15,650	10,462
Total	$2,211,454	$2,237,774

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue
United States	$60,212	$65,754	$120,427	$144,502
Mexico	72,657	86,217	141,167	143,643
Bolivia	29,078	49,236	56,632	82,377
Australia	1,971	3,479	4,860	6,462
Other	644	(161)	$1,109	$(662)
Total	$164,562	$204,525	$324,195	$376,322

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs and reclamation costs. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Asset retirement obligation - Beginning	$58,460	$35,197	$57,454	$34,457
Accretion	1,435	758	2,752	1,500
Settlements	(100)	(377)	(411)	(379)
Asset retirement obligation - Ending	$59,795	$35,578	$59,795	$35,578
The Company has accrued $0.7 million and $1.0 million at June 30, 2014 and December 31, 2013, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in Reclamation.
NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance share units. Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $2.4 million and $1.6 million, respectively. Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $5.0 million and $2.7 million, respectively. At June 30, 2014, there was $11.8 million of unrecognized stock-based compensation cost which is expected to be recognized over a period of 1.8 years.

The following table summarizes the grants awarded during the six months ended June 30, 2014:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 17, 2014	243,351	$11.12	32,417	$4.39	345,833	$12.65
March 26, 2014	435,208	$9.31	382,755	$3.74	—	$—
The following options and stock appreciation rights were exercised during the six months ended June 30, 2014:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Options	—	$—	256,927	$28.91
Stock Appreciation Rights	—	$—	50,209	$14.15

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company maintains a retirement savings plan (which qualifies under Section 401(k) of the U.S. Internal Revenue Code) covering all eligible U.S. employees. Under the plan, employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company maintains a Safe Harbor Match and is required to make matching contributions equal to 100% of the employee’s contribution up to 4% of each employee’s salary. In addition, the Company provides a noncontributory defined contribution based on a percentage of each eligible employee's salary. Total plan expenses recognized for the three and six months ended June 30, 2014 and 2013 were $1.6 million and $0.8 million, and $3.0 million and $2.1 million, respectively.
NOTE 7 – INCOME AND MINING TAXES
The following table summarizes the components of the Company's income and mining tax (expense) benefit for the three and six months ended June 30, 2014 and 2013 by significant location:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(in thousands)	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(31,370)	$(146)	$(67,824)	$(1,329)	$(60,214)	$(292)	$(61,896)	$(4,541)
Argentina	(688)	(349)	(2,989)	(117)	(2,892)	4,083	(6,981)	(44)
Mexico	(12,710)	107	47,214	(15,798)	(28,716)	3,828	58,756	(19,471)
Bolivia	3,957	(2,205)	12,122	(4,556)	8,649	(4,969)	21,628	(8,884)
Other jurisdictions	311	(28)	110	(1,873)	793	(582)	641	(1,978)
	$(40,500)	$(2,621)	$(11,367)	$(23,673)	$(82,380)	$2,068	$12,148	$(34,918)

The income tax provision for the three and six months ended June 30, 2014 differs from the statutory rate primarily due to (i) a full valuation allowance against the deferred tax assets relating to losses incurred in the United States and certain foreign locations, (ii) the impact of foreign exchange adjustments on deferred tax account balances, reserves for uncertain tax positions, and foreign earnings not considered as permanently reinvested with respect to certain foreign locations, and (iii) differences in foreign tax rates in the Company's foreign locations. In conjunction with these items, the Company's consolidated effective income tax rate is a function of the combined effective tax rates in the jurisdictions in which it operates. Variations in the relative proportions of jurisdictional income and loss result in significant fluctuations in its consolidated effective tax rate.

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
For the three months ended June 30, 2014, 2,147,989 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation due to the net loss incurred. For the three months ended June 30, 2013, 1,202,100 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
For the six months ended June 30, 2014, 2,147,390 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation due to the net loss incurred. For the six months ended June 30, 2013, 1,202,100 shares of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2014 and 2013 because there is no excess value upon conversion over the principal amount of the Notes.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2014	2013	2014	2013
Net income (loss) available to common stockholders	$(43,121)	$(35,040)	$(80,312)	$(22,770)
Weighted average shares:
Basic	102,444	99,833	102,405	94,918
Effect of share based compensation plans	—	—	—	—
Diluted	102,444	99,833	102,405	94,918
Income (loss) per share:
Basic	$(0.42)	$(0.35)	$(0.78)	$(0.24)
Diluted	$(0.42)	$(0.35)	$(0.78)	$(0.24)
NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net (in thousands):

	Three months ended March 31,		Six months ended June 30,
	2014	2013	2014	2013
Palmarejo royalty obligation embedded derivative	$(5,061)	$61,066	$(15,296)	$75,495
Rochester net smelter royalty obligation	(1,837)	—	(2,510)	—
Silver and gold options	(1,374)	6,350	(2,868)	10,577
Foreign exchange contracts	(10)	(662)	957	(1,522)
Fair value adjustments, net	$(8,282)	$66,754	$(19,717)	$84,550
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Fair Value at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$47,642	$47,642	$—	$—
Marketable equity securities	13,761	13,761	—	—
Silver and gold options	1,298	—	1,298	—
Other derivative instruments, net	240	—	240	—
	$62,941	$61,403	$1,538	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$43,960	$—	$—	$43,960
Rochester net smelter royalty obligation	23,656	—	—	23,656
Silver and gold options	291	—	291	—
	$67,907	$—	$291	$67,616

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$14,521	$14,521	$—	$—
Silver and gold options	135	—	135	—
	$14,656	$14,521	$135	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$40,338	$—	$—	$40,338
Rochester net smelter royalty obligation	21,630	—	—	21,630
Other derivative instruments, net	1,591	—	1,591	—
	$63,559	$—	$1,591	$61,968
The Company’s short-term investments are readily convertible to cash. The Company’s investments in marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s silver and gold options and other derivative instruments, net, which relate to concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plans are a significant input used in the estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation as Level 3 financial liabilities. Based on the current mine plans, expected royalty durations of 2.0 years and 4.6 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation, respectively, at June 30, 2014.
No assets or liabilities were transferred between fair value levels in the three and six months ended June 30, 2014.
The following tables present the changes in the fair value of the Company's Level 3 financial liabilities for the three and six months ended June 30, 2014 (in thousands):

	Three months ended June 30, 2014
	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$44,357	$5,061	$(5,458)	$43,960
Rochester net smelter royalty obligation	22,303	1,837	(484)	23,656

	Six months ended June 30, 2014
	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$40,338	$15,296	$(11,674)	$43,960
Rochester net smelter royalty obligation	21,630	2,510	(484)	23,656

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of financial assets and liabilities measured at book value in the financial statements at June 30, 2014 and December 31, 2013 is presented in the following table (in thousands):

	June 30, 2014
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,047	$—	$5,047	$—
7.875% Senior Notes due 2021	452,855	455,625	—	455,625	—
Palmarejo Gold Production Royalty Obligation	41,976	51,252	—	—	51,252

	December 31, 2013
	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,067	$5,067	$—	$—
7.875% Senior Notes due 2021	300,000	307,314	307,314	—	—
Palmarejo Gold Production Royalty Obligation	51,193	65,212	—	—	65,212
The fair value at June 30, 2014 and December 31, 2013 of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were estimated using quoted market prices. The fair value of debt was transferred to Level 2 from Level 1 of the fair value hierarchy at March 31, 2014 due to observability of quoted market prices.
The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plan is a significant input used in the estimated fair value of the Palmarejo gold production royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo gold production royalty obligation as Level 3 financial liabilities. Based on the current mine plan, an expected royalty duration of 2.0 years was used to estimate the fair value of the Palmarejo gold production royalty obligation as of June 30, 2014.
NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana") entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction includes a minimum obligation of 4,167 ounces per month that ends when payments have been made on a total of 400,000 ounces of gold. At June 30, 2014, a total of 110,240 ounces of gold remain outstanding under the minimum royalty obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 6.1% and 4.2% at June 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivative at June 30, 2014 and December 31, 2013 was a liability of $44.0 million and $40.3 million, respectively. For the three months ended June 30, 2014 and 2013, the mark-to-market adjustments were losses of $5.1 million and gains of $61.1 million, respectively. For the six months ended June 30, 2014 and 2013, the mark-to-market adjustments were losses of $15.3 million and gains of $75.5 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation adjustment. For the three months ended June 30, 2014 and 2013, realized losses on settlement of the liabilities were $5.5 million and $8.1 million, respectively. For the six months ended June 30, 2014 and 2013, realized losses on settlement of the liabilities were $11.7 million and $17.2 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Exchange Contracts
The Company periodically enters into foreign currency derivative contracts to reduce the foreign exchange risk associated with Mexican peso (“MXN”) operating costs at its Palmarejo mine. At June 30, 2014, the Company had outstanding call and put option contracts, or collars, on $23.0 million with a weighted-average strike price of 12.60 MXN for the floor and 14.97 MXN for the ceiling. The fair value of these contracts was nil at June 30, 2014. At December 31, 2013, the Company had MXN foreign exchange forward contracts on $12.0 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.21 MXN to each U.S. dollar and the fair value of those contracts was a liability of $0.9 million at December 31, 2013. In addition, at December 31, 2013, the Company had outstanding collars on $45.0 million with a weighted-average strike price of 12.60 MXN for the floor and 14.80 MXN for the ceiling. The fair value of these contracts was nil at December 31, 2013.
The Company recorded no mark-to-market adjustments for the three months ended June 30, 2014 and mark-to-market losses of $0.7 million for the three months ended June 30, 2013 on the MXN forward contracts and collars. For the six months ended June 30, 2014 and 2013, the Company recorded mark-to-market gains of $1.0 million and losses of $1.5 million, respectively, on MXN forward contracts and collars. These mark-to-market adjustments are reflected in Fair value adjustments, net.
The Company recorded no realized gains or losses and realized gains of $0.2 million in Costs applicable to sales during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded realized losses of $0.9 million and realized gains of $0.8 million in Costs applicable to sales.
Concentrate Sales Contracts
The Company's concentrate sales to third-party smelters, in general, provide for a provisional payment based upon preliminary assays and forward metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in no provisional pricing mark-to-market adjustments in the three months ended June 30, 2014 and mark-to-market gains of $0.9 million in the six months ended June 30, 2014, compared to mark-to-market losses of $0.7 million and $2.4 million in the three and six months ended June 30, 2013. At June 30, 2014, the Company had outstanding provisionally priced sales of 0.2 million ounces of silver and 11,559 ounces of gold at prices of $19.99 and $1,286, respectively.
Silver and Gold Options
At June 30, 2014, the Company has outstanding put spread contracts on 3,750,000 ounces of silver and 74,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads are $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads are $1,200 and $1,050, respectively.
If the market price of silver and gold were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver and gold were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period.
The put spread contracts are generally net cash settled and expire during the remainder of 2014 and the first quarter of 2015. At June 30, 2014, the fair market value of the put spreads was a net asset of $1.0 million.
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
During the three months ended June 30, 2014 and 2013, the Company recorded unrealized losses of $1.4 million and unrealized gains of $6.4 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized a realized loss of $0.7 million and $0.2 million resulting from expiring contracts during the three months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014 and 2013, the Company recorded unrealized losses of $2.9 million and unrealized gains of $10.6 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized a realized loss of $0.4 million and a realized loss of $1.1 million resulting from expiring contracts during the six months ended June 30, 2014 and 2013, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2014, the Company had the following derivative instruments that settle in each of the years indicated (in thousands except average prices and notional ounces):

	2014	2015	2016	Thereafter
Palmarejo gold production royalty	$27,334	$46,078	$27,741	$—
Average gold price in excess of minimum contractual deduction	$913	$919	$920	$—
Notional ounces	29,920	50,153	30,168	—

Mexican peso put options purchased	$23,000	$—	$—	$—
Average rate (MXN/$)	14.97	—	—	—
Mexican peso notional amount	344,310	—	—	—

Mexican peso call options sold	$23,000	$—	$—	$—
Average rate (MXN/$)	12.60	—	—	—
Mexican peso notional amount	289,800	—	—	—

Silver concentrate sales contracts	$3,253	$—	$—	$—
Average silver price	$19.99	$—	$—	$—
Notional ounces	162,724	—	—	—

Gold concentrate sales contracts	$14,865	$—	$—	$—
Average gold price	$1,286	$—	$—	$—
Notional ounces	11,559	—	—	—

Gold put options purchased	$60,000	$28,800	$—	$—
Average gold strike price	$1,200	$1,200	$—	$—
Notional ounces	50,000	24,000	—	—

Silver put options purchased	$45,000	$22,500	$—	$—
Average silver strike price	$18.00	$18.00	$—	$—
Notional ounces	2,500,000	1,250,000	—	—

Gold put options sold	$(52,500)	$(25,200)	$—	$—
Average gold strike price	$1,050	$1,050	$—	$—
Notional ounces	50,000	24,000	—	—

Silver put options sold	$(40,000)	$(20,000)	$—	$—
Average silver strike price	$16.00	$16.00	$—	$—
Notional ounces	2,500,000	1,250,000	—	—

The following summarizes the classification of the fair value of the derivative instruments (in thousands):

	June 30, 2014
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$49	$—	$—	$—
Palmarejo gold production royalty	—	—	22,393	21,567
Silver and gold options	1,298	291	—	—
Concentrate sales contracts	192	1	—	—
	$1,539	$292	$22,393	$21,567

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$38	$947	$—	$—
Palmarejo gold production royalty	—	—	17,650	22,688
Silver and gold options	135	—	—	—
Concentrate sales contracts	11	693	—	—
	$184	$1,640	$17,650	$22,688
The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2014, and 2013 (in thousands):

		Three months ended June 30,		Six months ended June 30,
Financial statement line	Derivative	2014	2013	2014	2013
Sales of metal	Concentrate sales contracts	$7	$(667)	$872	$(2,422)
Costs applicable to sales	Foreign exchange contracts	—	203	(924)	830
Fair value adjustments, net	Foreign exchange contracts (MXN)	(10)	(2,260)	957	(1,522)
Fair value adjustments, net	Foreign exchange contracts (CDN)	—	1,598	—	—
Fair value adjustments, net	Palmarejo gold royalty	(5,061)	61,066	(15,296)	75,495
Fair value adjustments, net	Silver and gold options	(1,374)	6,350	(2,868)	10,577
		$(6,438)	$66,290	$(17,259)	$82,958
Credit Risk
The credit risk exposure related to any derivative instrument is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company enters into contracts with financial institutions management deems credit worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. In addition, to allow for situations where derivative positions may need to be revised, the Company transacts only in markets that management considers highly liquid.
NOTE 11 – ACQUISITIONS
On May 27, 2014, the Company's subsidiary Coeur Capital Inc. entered into a net smelter royalty agreement with International Northair Mines, Ltd. ("Northair"). Pursuant to the agreement, Coeur Capital, Inc. paid $2.2 million cash for a 1.25% net smelter royalty and, subject to satisfaction of certain conditions by Northair, will pay an additional $1.8 million on September 2, 2014 for an additional 1.25% net smelter royalty payable on future production from the La Cigarra silver project located in north central Mexico.
On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”). Upon completion of the acquisition, the Company holds the La Preciosa silver-gold project in the state of Durango, Mexico. The transaction was accounted for as a purchase of mineral interests since La Preciosa is a development stage project.
Total consideration paid (in thousands):

Common shares issued (11,572,918 at $14.98)	$173,363
Cash	99,059
Warrants (1,588,768 valued at $3.64 per warrant)	5,777
Transaction advisory fees and other acquisition costs	17,642
Total purchase price	295,841
Current liabilities	2,616
Deferred income taxes	114,339
Total liabilities assumed	116,955
Total Consideration	$412,796

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated fair value of the assets acquired (in thousands):

Cash	$3,487
Other current assets	635
Mineral interests	408,352
Other assets	322
Total assets acquired	$412,796
NOTE 12 – INVESTMENTS
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

(in thousands)	At June 30, 2014
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Short-term investments	$47,661	$(31)	$12	$47,642
Marketable equity securities	13,972	(677)	466	13,761

(in thousands)	At December 31, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable equity securities	$17,649	$(3,300)	$172	$14,521

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2014 (in thousands):

	Less than twelve months		Twelve months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Short-term investments	$(31)	$29,090	$—	$—	$(31)	$29,090
Marketable equity securities	$—	$—	$(677)	$1,399	$(677)	$1,399

The Company recognized net of tax unrealized losses of $0.8 million and $7.5 million in the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $11.1 million in the six months ended June 30, 2014 and 2013, respectively, in Other comprehensive income (loss). The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded other-than-temporary impairment losses of $0.9 million and $17.2 million in the three months ended June 30, 2014 and 2013, respectively, and $3.5 million and $17.2 million in the six months ended June 30, 2014 and 2013, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – RECEIVABLES
Receivables consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Receivables - current:
Trade receivables	$7,467	$17,303
Income tax receivable	7,845	6,240
Value added tax receivable	47,340	49,168
Other	6,041	8,363
	$68,693	$81,074
Receivables - non-current:
Value added tax receivable	$38,424	$36,574

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following (in thousands):

Inventory:	June 30, 2014	December 31, 2013
Concentrate	$19,151	$14,855
Precious metals	52,630	52,250
Supplies	65,863	64,918
	$137,644	$132,023
Ore on Leach Pads:
Current	$44,964	$50,495
Non-Current	46,956	31,528
	$91,920	$82,023
Total Inventory and Ore on Leach Pads	$229,564	$214,046
NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$1,764	$1,764
Facilities and equipment	872,575	855,318
Capital leases	25,680	16,133
	900,019	873,215
Accumulated amortization	(429,904)	(395,520)
	470,115	477,695
Construction in progress	12,672	8,578
Property, plant and equipment, net	$482,787	$486,273

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$158,631	$70,764	$275,660	$152,443	$—	$—	$—	$657,498
Accumulated amortization	(116,097)	(24,091)	(92,162)	(108,109)	—	—	—	(340,459)
	42,534	46,673	183,498	44,334	—	—	—	317,039
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	85,838	1,760,834
Accumulated amortization	(318,214)	(9,434)	—	—	—	—	(21,558)	(349,206)
	828,358	17,209	—	—	408,352	93,429	64,280	1,411,628
Mining properties, net	$870,892	$63,882	$183,498	$44,334	$408,352	$93,429	$64,280	$1,728,667

December 31, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,845	$70,761	$268,351	$150,348	$—	$—	$—	$641,305
Accumulated amortization	(110,143)	(22,236)	(80,032)	(103,130)	—	—	—	(315,541)
	41,702	48,525	188,319	47,218	—	—	—	325,764
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	78,133	1,753,129
Accumulated amortization	(300,187)	(8,759)	—	—	—	—	(18,446)	(327,392)
	846,385	17,884	—	—	408,352	93,429	59,687	1,425,737
Mining properties, net	$888,087	$66,409	$188,319	$47,218	$408,352	$93,429	$59,687	$1,751,501
NOTE 17 – DEBT
Long-term debt and capital lease obligations at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$5,334	$—	$—	$5,334
7.875% Senior Notes due 2021	—	452,855	—	300,000
Capital lease obligations	6,231	15,715	2,505	796
	$11,565	$468,570	$2,505	$306,130
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

On March 12, 2014, the Company completed an offering of $150 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Additional Notes” and together with the Original Notes, the "Senior Notes") in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes constitute a further issuance of the Original Notes and form a single series of debt securities with the Original Notes. Upon completion of Coeur’s offering of the Additional Notes, the aggregate principal amount of the outstanding Senior Notes was $450 million. The Company commenced an exchange offer for the Additional Notes on April 10, 2014 to exchange the Additional Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Additional Notes when they were issued. The exchange offer was consummated on May 9, 2014.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of the Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at June 30, 2014. The notes are classified as current liabilities at June 30, 2014 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2015.
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
On January 16, 2014, the Company and the Borrowers entered into Amendment No. 1 to Credit Agreement (the “Amendment”) to amend the Credit Agreement. Pursuant to the Amendment, among other things, the pricing of loans and undrawn commitments under the Credit Agreement was modified and certain modifications were made to the financial covenants and negative covenant provisions under the Credit Agreement. On March 20, 2014, the Borrowers notified the administrative agent that they were terminating the Revolving Credit Facility, effective March 25, 2014. The Company wrote off $3.0 million related to the termination of the Credit Agreement in the six months ended June 30, 2014. No amounts were outstanding under the Revolving Credit Facility at the time of termination, and no early termination penalty was payable in connection with the termination.
Lines of Credit
At June 30, 2014, San Bartolomé had two outstanding lines of credit supporting value added tax recoveries in Bolivia. One line is for $7.0 million bearing interest at 2.75% per annum and the other line is for $4.0 million bearing interest at 3.0% per annum. There was no balance outstanding on the two lines of credit at June 30, 2014 and 2013, respectively.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which Franco-Nevada Mexico Corporation S.A. de C.V. ("Franco-Nevada Mexico") purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation compounding adjustment. As of June 30, 2014, payments had been made on a total of 289,760 ounces of gold with further payments to be made on an additional 110,240 ounces of gold. After payments have been made on a total of 400,000 ounces of gold, the royalty obligation is payable in the amount of 50% of actual gold production per month multiplied by the excess of the monthly average market price of gold above $400 per ounce, adjusted as described above. Payments under the royalty agreement are to be made in cash or gold bullion. During the three months ended June 30, 2014 and 2013, the Company paid $12.3 million and $15.5 million, respectively, and the Company paid $27.0 million and $30.9 million during the six months ended June 30, 2014 and 2013, respectively, in royalty payments to Franco-Nevada Corporation. Payments made during the minimum obligation period will result in a reduction to the remaining minimum obligation. Payments made beyond the minimum obligation period will be recognized in operating expenses.
The Company used an implicit interest rate of 30.5% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three months ended June 30, 2014 and 2013 of $2.9 million and $4.1 million, respectively, and $6.1 million and $8.2 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the remaining minimum obligation under the royalty agreement was $42.0 million and $51.2 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Expense
Interest expense is made up of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
3.25% Convertible Senior Notes due 2028	$43	$43	$86	$380
7.875% Senior Notes due 2021	8,859	5,906	15,323	10,041
Revolving Credit Facility	—	133	179	258
Loss on Revolving Credit Facility	—	—	3,035	—
Capital lease obligations	333	98	392	266
Other debt obligations	—	72	—	268
Accretion of Palmarejo gold production royalty obligation	2,898	4,107	6,094	8,170
Amortization of debt issuance costs	420	539	918	1,064
Accretion of debt (premium) discount	(108)	—	(144)	576
Capitalized interest	(135)	32	(518)	(361)
Total interest expense, net of capitalized interest	$12,310	$10,930	$25,365	$20,662

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,748	$103,814	$—	$164,562
COSTS AND EXPENSES
Costs applicable to sales(1)	—	47,599	71,088	—	118,687
Amortization	448	16,784	24,190	—	41,422
General and administrative	9,716	(163)	(155)	—	9,398
Exploration	950	2,483	1,720	—	5,153
Pre-development, reclamation, and other	352	1,307	7,101	—	8,760
Total costs and expenses	11,466	68,010	103,944	—	183,420
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,456)	(1,837)	(4,989)	—	(8,282)
Impairment of marketable securities	—	(934)	—	—	(934)
Interest income and other, net	1,075	12	(507)	(696)	(116)
Interest expense, net of capitalized interest	(9,215)	(314)	(3,477)	696	(12,310)
Total other income (expense), net	(9,596)	(3,073)	(8,973)	—	(21,642)
Loss before income and mining taxes	(21,062)	(10,335)	(9,103)	—	(40,500)
Income and mining tax (expense) benefit	273	(419)	(2,475)	—	(2,621)
Total loss after income and mining taxes	(20,789)	(10,754)	(11,578)	—	(43,121)
Equity income (loss) in consolidated subsidiaries	(22,332)	121	—	22,211	—
NET INCOME (LOSS)	$(43,121)	$(10,633)	$(11,578)	$22,211	$(43,121)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(773)	(847)	—	847	(773)
Reclassification adjustments for impairment of marketable securities	572	572	—	(572)	572
Reclassification adjustments for realized loss on sale of marketable securities	17	17	—	(17)	17
Other comprehensive income (loss)	(184)	(258)	—	258	(184)
COMPREHENSIVE INCOME (LOSS)	$(43,305)	$(10,891)	$(11,578)	$22,469	$(43,305)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$65,754	$138,771	$—	$204,525
COSTS AND EXPENSES
Costs applicable to sales(1)	—	52,669	89,717	—	142,386
Amortization	231	15,151	41,512	—	56,894
General and administrative	12,617	1,375	1,034	—	15,026
Exploration	314	1,398	5,062	—	6,774
Litigation settlement	—	32,046	—	—	32,046
Pre-development, reclamation, and other	—	1,135	682	—	1,817
Total costs and expenses	13,162	103,774	138,007	—	254,943
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(662)	6,350	61,066	—	66,754
Impairment of marketable securities	(17,192)	—	—	—	(17,192)
Interest income and other, net	1,309	241	(247)	(884)	419
Interest expense, net of capitalized interest	(6,623)	(100)	(5,091)	884	(10,930)
Total other income (expense), net	(23,168)	6,491	55,728	—	39,051
Loss before income and mining taxes	(36,330)	(31,529)	56,492	—	(11,367)
Income and mining tax (expense) benefit	(824)	(730)	(22,119)	—	(23,673)
Total loss after income and mining taxes	(37,154)	(32,259)	34,373	—	(35,040)
Equity income (loss) in consolidated subsidiaries	2,114	—	—	(2,114)	—
NET INCOME (LOSS)	$(35,040)	$(32,259)	$34,373	$(2,114)	$(35,040)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(7,491)	—	—	—	(7,491)
Reclassification adjustments for impairment of marketable securities	17,192	—	—	—	17,192
Other comprehensive income (loss)	9,701	—	—	—	9,701
COMPREHENSIVE INCOME (LOSS)	$(25,339)	$(32,259)	$34,373	$(2,114)	$(25,339)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(35,100)	$4,210	$39,169	$22,211	30,490
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
Capital expenditures	(106)	(7,945)	(7,305)	—	(15,356)
Purchase of short term investments and marketable securities	(2,106)	(33)	—	—	(2,139)
Sales and maturities of short term investments	217	583	—	—	800
Acquisitions	—	(2,250)	—	—	(2,250)
Other	—	4	8	—	12
Investments in consolidated subsidiaries	65,832	(121)	—	(65,711)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	63,837	(9,762)	(7,297)	(65,711)	(18,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	(403)	(2,131)	(317)	—	(2,851)
Gold production royalty payments	—	—	(12,345)	—	(12,345)
Net intercompany financing activity	(20,555)	7,828	(30,773)	43,500	—
Other	(160)	—	—	—	(160)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,118)	5,697	(43,435)	43,500	(15,356)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,619	145	(11,563)	—	(3,799)
Cash and cash equivalents at beginning of period	204,045	754	68,133	—	272,932
Cash and cash equivalents at end of period	$211,664	$899	$56,570	$—	$269,133

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(4,114)	$3,768	$65,798	$(2,114)	$63,338
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(129)	(14,003)	(13,069)	—	(27,201)
Purchase of short term investments and marketable securities	—	(23)	(660)	—	(683)
Sales and maturities of short term investments	1,498	24	—	—	1,522
Acquisitions	(101,648)	—	—	—	(101,648)
Other	(18)	205	67	—	254
Investments in consolidated subsidiaries	(5,602)		3,488	2,114	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(105,899)	(13,797)	(10,174)	2,114	(127,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	—	(715)	(1,142)	—	(1,857)
Gold production royalty payments	—	—	(15,480)	—	(15,480)
Net intercompany financing activity	(11,666)	11,183	483	—	—
Other	(25)	—	—	—	(25)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,691)	10,468	(16,139)	—	(17,362)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(121,704)	439	39,485	—	(81,780)
Cash and cash equivalents at beginning of period	308,585	284	22,442	—	331,311
Cash and cash equivalents at end of period	$186,881	$723	$61,927	$—	$249,531

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$121,248	$202,947	$—	$324,195
COSTS AND EXPENSES
Costs applicable to sales(1)	—	90,837	134,746	—	225,583
Amortization	825	32,080	48,944	—	81,849
General and administrative	22,768	3	523	—	23,294
Exploration	1,536	4,904	2,930	—	9,370
Pre-development, reclamation, and other	352	2,843	12,580	—	15,775
Total costs and expenses	25,481	130,667	199,723	—	355,871
Fair value adjustments, net	(1,982)	(2,510)	(15,225)	—	(19,717)
Impairment of marketable securities	—	(3,522)	—	—	(3,522)
Interest income and other, net	1,915	58	(2,720)	(1,353)	(2,100)
Interest expense, net of capitalized interest	(19,398)	(340)	(6,980)	1,353	(25,365)
Total other income (expense), net	(19,465)	(6,314)	(24,925)	—	(50,704)
Loss before income and mining taxes	(44,946)	(15,733)	(21,701)	—	(82,380)
Income and mining tax (expense) benefit	127	(419)	2,360	—	2,068
Total loss after income and mining taxes	(44,819)	(16,152)	(19,341)	—	(80,312)
Equity income (loss) in consolidated subsidiaries	(35,493)	299	—	35,194	—
NET INCOME (LOSS)	$(80,312)	$(15,853)	$(19,341)	$35,194	$(80,312)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(401)	(380)	—	380	(401)
Reclassification adjustments for impairment of marketable securities	2,159	2,159	—	(2,159)	2,159
Reclassification adjustments for realized loss on sale of marketable securities	17	17	—	(17)	17
Other comprehensive income (loss)	1,775	1,796	—	(1,796)	1,775
COMPREHENSIVE INCOME (LOSS)	$(78,537)	$(14,057)	$(19,341)	$33,398	$(78,537)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$144,502	$231,820	$—	$376,322
COSTS AND EXPENSES
Costs applicable to sales(1)	—	97,010	133,434	—	230,444
Amortization	450	30,295	75,844	—	106,589
General and administrative	22,354	1,542	1,357	—	25,253
Exploration	663	2,862	10,090	—	13,615
Litigation settlement	—	32,046	—	—	32,046
Pre-development, reclamation, and other	—	1,563	5,600	—	7,163
Total costs and expenses	23,467	165,318	226,325	—	415,110
OTHER INCOME (EXPENSE), NET			.
Fair value adjustments, net	(1,522)	10,577	75,495	—	84,550
Impairment of marketable securities	(17,227)	—	—	—	(17,227)
Interest income and other, net	2,208	475	3,316	(1,724)	4,275
Interest expense, net of capitalized interest	(12,320)	(364)	(9,702)	1,724	(20,662)
Total other income (expense), net	(28,861)	10,688	69,109	—	50,936
Loss before income and mining taxes	(52,328)	(10,128)	74,604	—	12,148
Income and mining tax (expense) benefit	(3,310)	(1,510)	(30,098)	—	(34,918)
Total loss after income and mining taxes	(55,638)	(11,638)	44,506	—	(22,770)
Equity income (loss) in consolidated subsidiaries	32,868	—	—	(32,868)	—
NET INCOME (LOSS)	$(22,770)	$(11,638)	$44,506	$(32,868)	$(22,770)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(11,057)	—	—	—	(11,057)
Reclassification adjustments for impairment of marketable securities	17,227	—	—	—	17,227
Other comprehensive income (loss)	6,170	—	—	—	6,170
COMPREHENSIVE INCOME (LOSS)	$(16,600)	$(11,638)	$44,506	$(32,868)	$(16,600)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(72,723)	$9,142	$49,251	$35,194	20,864
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,051)	(13,615)	(12,626)	—	(27,292)
Purchase of short term investments and marketable securities	(47,903)	(457)	—	—	(48,360)
Sales and maturities of short term investments	307	583	—	—	890
Acquisitions	—	(2,250)	—	—	(2,250)
Other	—	4	(17)	—	(13)
Investments in consolidated subsidiaries	78,993	(299)	—	(78,694)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,346	(16,034)	(12,643)	(78,694)	(77,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	—	—	153,000
Payments on long-term debt, capital leases, and associated costs	(3,599)	(2,543)	(820)	—	(6,962)
Gold production royalty payments	—	—	(27,028)	—	(27,028)
Net intercompany financing activity	(32,030)	9,343	(20,813)	43,500	—
Other	(406)	—	—	—	(406)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	116,965	6,800	(48,661)	43,500	118,604
NET CHANGE IN CASH AND CASH EQUIVALENTS	74,588	(92)	(12,053)	—	62,443
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$211,664	$899	$56,570	$—	$269,133

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$18,860	$20,659	$69,621	$(32,868)	$76,272
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(557)	(20,629)	(18,842)	—	(40,028)
Purchase of short term investments and marketable securities	(1,598)	(39)	(3,695)	—	(5,332)
Sales and maturities of short term investments	2,873	38	3,433	—	6,344
Acquisitions	(113,214)	—	—	—	(113,214)
Other	(6)	443	772	—	1,209
Investments in consolidated subsidiaries	(36,355)	—	3,487	32,868	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(148,857)	(20,187)	(14,845)	32,868	(151,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,565)	(1,955)	(2,677)	—	(57,197)
Gold production royalty payments	—	—	(30,929)	—	(30,929)
Share repurchases	(12,557)	—	—	—	(12,557)
Net intercompany financing activity	(4,311)	1,806	2,505	—	—
Other	(477)	—	—	—	(477)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	230,090	(149)	(31,101)	—	198,840
NET CHANGE IN CASH AND CASH EQUIVALENTS	100,093	323	23,675	—	124,091
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$186,881	$723	$61,927	$—	$249,531

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2014

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211,664	$899	$56,570	$—	$269,133
Investments	47,642			—	47,642
Receivables	83	10,420	58,190	—	68,693
Ore on leach pads	—	44,964	—	—	44,964
Inventory	—	47,331	90,313	—	137,644
Deferred tax assets	—	—	35,079	—	35,079
Prepaid expenses and other	2,573	8,546	12,474	—	23,593
	261,962	112,160	252,626	—	626,748
NON-CURRENT ASSETS
Property, plant and equipment, net	6,234	153,551	323,002	—	482,787
Mining properties, net	—	235,216	1,493,451	—	1,728,667
Ore on leach pads	—	46,956	—	—	46,956
Restricted assets	830	50	6,630	—	7,510
Marketable securities	—	13,761	—	—	13,761
Receivables	—	—	38,424	—	38,424
Debt issuance costs, net	11,031	—	—	—	11,031
Deferred tax assets	955		(147)	—	808
Net investment in subsidiaries	1,165,274	24,277	1,601,038	(2,790,589)	—
Other	55,212	31,601	324,941	(400,924)	10,830
TOTAL ASSETS	$1,501,498	$617,572	$4,039,965	$(3,191,513)	$2,967,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,209	$16,456	$30,986	$—	$49,651
Accrued liabilities and other	19,768	7,370	14,577	(1,083)	40,632
Debt	5,334	5,637	334,873	(334,279)	11,565
Royalty obligations	—	4,716	46,371	—	51,087
Reclamation	—	—	633	119	752
Deferred tax liabilities	—	847	1,011	—	1,858
	27,311	35,026	428,451	(335,243)	155,545
NON-CURRENT LIABILITIES
Debt	452,855	15,345	65,932	(65,562)	468,570
Royalty obligations	—	18,941	39,564	—	58,505
Reclamation	—	47,467	12,409	(119)	59,757
Deferred tax liabilities	31,595	1,618	507,019	—	540,232
Other long-term liabilities	2,901	518	24,861	—	28,280
Intercompany payable (receivable)	(669,797)	437,030	232,767	—	—
	(182,446)	520,919	882,552	(65,681)	1,155,344
STOCKHOLDERS’ EQUITY
Common stock	1,034	250	123,167	(123,417)	1,034
Additional paid-in capital	2,785,761	79,712	3,258,037	(3,337,749)	2,785,761
Accumulated deficit	(1,127,031)	(15,226)	(652,242)	667,468	(1,127,031)
Accumulated other comprehensive income (loss)	(3,131)	(3,109)	—	3,109	(3,131)
	1,656,633	61,627	2,728,962	(2,790,589)	1,656,633
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,501,498	$617,572	$4,039,965	$(3,191,513)	$2,967,522

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,076	$991	$68,623	$—	$206,690
Investments	—	—	—	—	—
Receivables	530	19,982	60,562	—	81,074
Ore on leach pads	—	50,495	—	—	50,495
Inventory	—	35,290	96,733	—	132,023
Deferred tax assets	—	—	35,008	—	35,008
Prepaid expenses and other	4,128	5,282	16,530	—	25,940
	141,734	112,040	277,456	—	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	5,980	143,118	337,175	—	486,273
Mining properties, net	—	235,537	1,515,964	—	1,751,501
Ore on leach pads	—	31,528	—	—	31,528
Restricted assets	830	50	6,134	—	7,014
Marketable securities	—	14,521	—	—	14,521
Receivables	—	—	36,574	—	36,574
Debt issuance costs, net	10,812	—	—	—	10,812
Deferred tax assets	955	—	234	—	1,189
Net investment in subsidiaries	1,242,480	46,215	1,578,799	(2,867,494)	—
Other	53,858	14,616	320,425	(373,563)	15,336
TOTAL ASSETS	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,963	$15,864	$36,020	$—	$53,847
Accrued liabilities and other	16,693	8,016	14,611	(1,054)	38,266
Debt	—	1,262	309,472	(308,229)	2,505
Royalty obligations	—	3,934	44,085	—	48,019
Reclamation	—	—	794	119	913
Deferred tax liabilities	—	—	1,011	—	1,011
	18,656	29,076	405,993	(309,164)	144,561
NON-CURRENT LIABILITIES
Debt	305,335	255	64,820	(64,280)	306,130
Royalty obligations	—	17,696	47,446	—	65,142
Reclamation	—	45,894	11,740	(119)	57,515
Deferred tax liabilities	37,095	1,618	517,533	—	556,246
Other long-term liabilities	2,467	544	22,806	—	25,817
Intercompany payable (receivable)	(637,471)	427,085	210,386	—	—
	(292,574)	493,092	874,731	(64,399)	1,010,850
STOCKHOLDERS’ EQUITY
Common stock	1,028	250	122,666	(122,916)	1,028
Additional paid-in capital	2,781,164	79,712	3,258,037	(3,337,749)	2,781,164
Accumulated deficit	(1,046,719)	401	(588,666)	588,265	(1,046,719)
Accumulated other comprehensive income (loss)	(4,906)	(4,906)	—	4,906	(4,906)
	1,730,567	75,457	2,792,037	(2,867,494)	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement in South America with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At June 30, 2014, approximately 10% of the Company’s worldwide labor force was covered by collective bargaining agreements. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Kensington Production Royalty
On July 7, 1995, Coeur, through its wholly owned subsidiary, Coeur Alaska, Inc., acquired the 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, giving Coeur 100% ownership of the Kensington property. Coeur Alaska is obligated to pay Echo Bay, a subsidiary of Kinross Gold Corporation, a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2.5% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production. No royalty has been paid to date as the purchase price and construction and development costs have not been recouped.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico S.A. de C.V., in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty expense was nil due to silver prices below $23.60 per ounce for the three and six months ended June 30, 2014, and nil and $1.0 million for the three and six months ended June 30, 2013.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices will result in the recognition of mark-to-market gains or losses in Fair value adjustments, net.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Mexico under which Franco-Nevada Mexico purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. Please see Note 10 -- Derivative Financial Instruments for further discussion on the royalty obligation. On June 23, 2014, the Company announced that it had entered into letters of intent with each of Franco-Nevada Mexico and Franco-Nevada (Barbados) Corp. ("Franco-Nevada Barbados"), providing for termination of the existing royalty stream agreement with Franco-Nevada Mexico effective upon the satisfaction of the minimum payment obligation thereunder, and the entry into a new gold stream agreement with Franco-Nevada Barbados. The Company expects to enter into definitive agreements governing the transactions contemplated by the letters of intent in the third quarter of 2014.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

formal requests to the Company for information relating to the site, to which the Company responded. The first phase of cleanup at the site began in April 2011.
The Van Stone Mine in Stevens County, Washington consists of several parcels of land and was mined from 1926 until 1993 by multiple owners. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan has received any further notices from the Washington Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan, seeking contribution for the $3.5 million settlement. Callahan filed a response and defense to the lawsuit on December 11, 2012 and does not believe it has any liability to Asarco. On January 23, 2013, the Court entered an Order dismissing one of the five named defendants from the lawsuit as a result of the parties reaching a settlement. The Court set a trial date for September 22, 2014; however, on June 3, 2014, the Court granted a joint motion to stay proceedings pending finalization of settlement arrangements between Asarco and Callahan.
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
The suspension may reduce production until the Company is able to resume mining above 4,400 meters. It is uncertain at this time how long the suspension will remain in place. If COMIBOL decides to restrict access above the 4,400 meter level on a permanent basis, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
Appeal of Plan of Operations Amendment at Rochester in Nevada
The Rochester property was the subject of an administrative appeal filed by Great Basin Resource Watch (“GBRW”) with the Interior Board of Land Appeals (“IBLA”). This appeal challenged the decision of the U.S. Bureau of Land Management (“BLM”) to approve a plan of operations amendment permitting resumed mining in the existing mine pit and construction of a new heap leach pad.  GBRW asserted that the National Environmental Policy Act (“NEPA”) required an Environmental Impact Statement for the plan of operations amendment, as opposed to the Environmental Assessment (“EA”) that was prepared.  GBRW further alleged that BLM violated the Federal Land Policy & Management Act (“FLPMA”) by failing to avoid unnecessary and undue degradation of public lands.  Because GBRW did not seek a stay of BLM's decision, operations proceeded as approved during the course of the administrative appeal. Coeur was granted intervenor status in the appeal and actively participated in its resolution.  The BLM and Coeur asserted that the EA complies with NEPA and that BLM complied with FLPMA by, among other things, requiring mitigation of any possible future effects on water quality.  BLM filed a Supplemental Briefing on March 1, 2012 regarding additional analysis conducted by the BLM that further supported and strengthened BLM and Coeur's positions that the EA complies with NEPA. On June 30, 2014, the IBLA affirmed the BLM's decision to approve the plan of operations amendment.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining and its subsidiaries (collectively, "Coeur", "the Company", "our", and "we"). The Company uses certain non-GAAP financial performance measures in its MD&A such as costs applicable to sales, all-in sustaining costs, and adjusted net income. For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. The Company believes it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our 2013 Form 10-K, as well as other information the Company files with the Securities and Exchange Commission.
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
Highlights - Three months ended June 30, 2014

•	Metal sales of $163.7 million and royalty revenue of $0.9 million

•	Production of 8.1 million silver equivalent ounces, consisting of 4.5 million silver ounces and 61,025 gold ounces

•	Costs applicable to sales were $14.31 per silver equivalent ounce and $1,008 per gold ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $19.89 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	Adjusted net loss of $31.6 million or $0.31 per share (see "Non-GAAP Financial Performance Measures")

•	$15.4 million in capital expenditures

•
Signed Letters of Intent to terminate the Palmarejo gold production royalty stream upon delivery of the minimum ounce royalty and sell a new gold stream for 50% of the remaining Palmarejo gold production

•
Completed the La Preciosa project feasibility study indicating a 10% internal rate of return and initial proven and probable reserves of 126 million silver ounces and 209,000 gold ounces; deferring development to maintain the project's leverage to higher silver and gold prices and pursue limited drilling and metallurgical work to further improve the project's expected return

Consolidated Performance
Net loss was $43.1 million for the three months ended June 30, 2014 compared to Net loss of $35.0 million for the three months ended June 30, 2013.  The higher Net loss for the three months ended June 30, 2014 is primarily due to lower average realized silver and gold prices and unfavorable fair value adjustments, partially offset by lower silver and gold costs applicable to sales per ounce and the Rochester claims dispute settlement in 2013.
The Company produced 4.5 million ounces of silver and 61,025 ounces of gold in the three months ended June 30, 2014, compared to 4.6 million ounces of silver and 60,178 ounces of gold in the three months ended June 30, 2013. Silver production decreased in the three months ended June 30, 2014 due to lower throughput and grade at Palmarejo, partially offset by higher recoveries and tons placed at Rochester. Gold production increased slightly in the three months ended June 30, 2014 due to higher mill throughput at Kensington, mostly offset by lower gold grade at Palmarejo.
Costs applicable to sales were $14.31 per silver equivalent ounce and $1,008 per gold ounce for the three months ended June 30, 2014, compared to $14.88 per silver equivalent ounce and $1,227 per gold ounce for the three months ended June 30, 2013. Costs applicable to sales per silver equivalent ounce decreased in the three months ended June 30, 2014 due to lower unit costs at Palmarejo and San Bartolomé. Costs applicable to sales per gold ounce decreased in the three months ended June 30,

2014 due to higher production at Kensington.
Net loss was $80.3 million for the six months ended June 30, 2014 compared to Net loss of $22.8 million for the six months ended June 30, 2013.  The higher Net loss in the six months ended June 30, 2014 is primarily due to unfavorable fair value adjustments and lower average realized silver and gold prices, partially offset by lower silver and gold costs applicable to sales per ounce at each of the Company's mine sites.
The Company produced 8.5 million ounces of silver and 119,861 ounces of gold in the six months ended June 30, 2014, compared to 8.4 million ounces of silver and 116,462 ounces of gold in the six months ended June 30, 2013. Silver production increased in the six months ended June 30, 2014 due to higher recoveries and tons placed at Rochester, partially offset by lower mill throughput and grade at Palmarejo. Gold production increased in the six months ended June 30, 2014 due to higher mill throughput at Kensington.
Costs applicable to sales were $13.80 per silver equivalent ounce and $1,007 per gold ounce in the six months ended June 30, 2014, compared to $14.57 per silver equivalent ounce and $1,058 per gold ounce in the six months ended June 30, 2013. Costs applicable to sales per silver equivalent ounce decreased in the six months ended June 30, 2014 due to higher silver production at Rochester and lower unit costs at Palmarejo and San Bartolomé. Costs applicable to sales per gold ounce decreased in the six months ended June 30, 2014 due to higher production at Kensington.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Silver ounces produced(2)	4,465,387	4,612,455	8,538,159	8,427,320
Gold ounces produced(2)	61,025	60,178	119,861	116,462
Silver equivalent ounces produced(1)	8,126,887	8,223,135	15,729,819	15,415,040
Silver ounces sold(2)	4,589,547	5,207,427	8,465,014	8,265,694
Gold ounces sold(2)	57,751	63,523	120,328	115,156
Silver equivalent ounces sold(1)	8,054,581	9,018,657	15,684,701	15,175,040
Average realized price per silver ounce	$19.60	$22.73	$19.91	$25.50
Average realized price per gold ounce	$1,277	$1,356	$1,278	$1,437
Costs applicable to sales per silver equivalent ounce(3) (excluding Kensington)	$14.31	$14.88	$13.80	$14.57
Costs applicable to sales per gold ounce(3) (Kensington)	$1,008	$1,227	$1,007	$1,058
All-in sustaining costs per silver equivalent ounce(3)	$19.89	$21.22	$19.58	$20.80

(1)	Silver equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)
Payable basis. Production before smelter losses was 4,483,761 and 4,633,341 silver ounces and 61,467 and 60,757 gold ounces for the three months ended June 30, 2014 and 2013, respectively. Sales before smelter losses were 4,606,796 and 5,228,270 silver ounces and 58,082 and 63,389 gold ounces for the three months ended June 30, 2014 and 2013, respectively. Production before smelter losses was 8,578,127 and 8,468,172 silver ounces and 120,823 and 117,671 gold ounces for the six months ended June 30, 2014 and 2013, respectively. Sales before smelter losses were 8,502,354 and 8,304,805 silver ounces and 121,438 and 115,315 gold ounces for the six months ended June 30, 2014 and 2013, respectively.

(3)	See "Non-GAAP Financial Performance Measures."
Consolidated Financial Results

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
Revenue
Metal sales decreased by $40.8 million, or 20.0%, to $163.7 million due to lower silver and gold ounces sold and lower average realized silver and gold prices. The Company sold 4.6 million ounces of silver and 57,751 ounces of gold, compared to sales of 5.2 million ounces of silver and 63,523 ounces of gold. The Company realized average silver and gold prices of $19.60 per ounce and $1,277 per ounce, respectively, compared with realized average prices of $22.73 per ounce and $1,356 per ounce, respectively. Silver contributed 55% of sales and gold contributed 45%, compared to 57% of sales from silver and 43% from gold. Royalty revenues were $0.9 million higher due to the creation of Coeur Capital and its acquisition of Global Royalty Corp. in the fourth quarter of 2013.

Costs Applicable to Sales
Costs applicable to sales decreased by $23.7 million, or 16.6%, to $118.7 million. The decrease in costs applicable to sales is primarily due to lower silver and gold ounces sold and lower silver unit costs at Palmarejo and San Bartolomé and lower gold unit costs at Kensington.
Amortization
Amortization decreased by $15.5 million, or 27.2%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 impairment charges at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses decreased $5.6 million, primarily due to lower consulting and professional fees and relocation costs incurred in 2013.
Exploration expense decreased by $1.6 million, or 23.9%, to $5.2 million primarily as a result of reduced exploration at Palmarejo and the Joaquin project, partly offset by higher exploration at Kensington. A total of 165,164 feet (50,336 meters) of combined core and reverse circulation drilling was completed to discover new silver and gold mineralization.
The $32.0 million Litigation settlement in 2013 relates to the settlement of the Rochester claims dispute. In connection with the settlement, Coeur Rochester acquired all mining claims in dispute in exchange for a one-time $10.0 million cash payment and granting a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces from the Rochester mine beginning January 1, 2014.
Pre-development, reclamation, and other expenses increased to $8.8 million, primarily due to La Preciosa feasibility study costs.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, were a loss of $9.2 million compared to a gain of $49.6 million, primarily due to the impact of changing future gold prices on the Palmarejo gold production royalty obligation and the commencement of the Rochester 3.4% NSR royalty obligation in 2014.
Interest income and other, net decreased by $0.5 million to an expense of $0.1 million, compared to income of $0.4 million, primarily due to a gain on the sale of various assets in the 2013 period.
Interest expense, net of capitalized interest of $0.1 million, increased to $12.3 million from $10.9 million primarily due to the March 2014 issuance of an additional $150 million 7.875% Senior Notes due 2021.
Income and Mining Taxes
The Company reported an income and mining tax expense of approximately $2.6 million compared to income and mining tax expense of $23.7 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended June 30, 2014		Three months ended June 30, 2013
(in thousands)	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(31,370)	$(146)	$(67,824)	$(1,329)
Argentina	(688)	(349)	(2,989)	(117)
Mexico	(12,710)	107	47,214	(15,798)
Bolivia	3,957	(2,205)	12,122	(4,556)
Other jurisdictions	311	(28)	110	(1,873)
	$(40,500)	$(2,621)	$(11,367)	$(23,673)

In both periods, the Company recorded tax expense that differs from an amount calculated at the statutory rate primarily due to (i) a full valuation allowance against the deferred tax assets relating to losses incurred in the United States and certain foreign locations, (ii) the impact of foreign exchange adjustments on deferred tax account balances, reserves for uncertain tax positions, and foreign earnings not considered as permanently reinvested with respect to certain foreign locations, and (iii) differences in foreign tax rates of its foreign locations. In conjunction with these items, the Company's consolidated effective income tax rate is a function of the combined effective tax rates in the jurisdictions in which it operates. Variations in the relative proportions of jurisdictional income and loss result in significant fluctuations in its consolidated effective tax rate.

In the fourth quarter of 2013, the Company changed its position regarding the accumulated earnings and basis difference with respect to its investment in its Coeur Mexicana mining operations, concluding they were permanently reinvested. The Company continues to maintain this position. In periods prior to the quarter ended December 31, 2013, it was the Company's position that such earnings were not permanently reinvested. Therefore, for the three months ended June 30, 2014, no provision has been made for income taxes attributable to the Company's investment in Coeur Mexicana. For the three months ended June 30, 2013, the impact of a provision for tax expense for this item of $1.3 million is reflected.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Revenue
Metal sales decreased by $54.0 million, or 14.3%, to $322.4 million due to lower average realized silver and gold prices, partially offset by higher silver and gold ounces sold. The Company sold 8.5 million ounces of silver and 120,328 ounces of gold, compared to sales of 8.3 million ounces of silver and 115,156 ounces of gold. The Company realized average silver and gold prices of $19.91 per ounce and $1,278 per ounce, respectively, compared with realized average prices of $25.50 per ounce and $1,437 per ounce, respectively. Silver contributed 52% of sales and gold contributed 48%, compared to 55% of sales from silver and 45% from gold. Royalty revenues increased $1.8 million due to the creation of Coeur Capital and its acquisition of Global Royalty Corp. in the fourth quarter of 2013.
Costs Applicable to Sales
Costs applicable to sales decreased by $4.9 million, or 2.1%, to $225.6 million. The decrease in costs applicable to sales is primarily due to lower unit costs at all of the Company's mines, partially offset by higher silver and gold ounces sold.
Amortization
Amortization decreased by $24.7 million, or 23.2%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 impairment charges at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses decreased $2.0 million, primarily due to lower consulting and professional fees and relocation costs incurred in 2013.
Exploration expense decreased by $4.2 million, or 31.2%, to $9.4 million primarily as a result of reduced exploration activity near the Company’s Joaquin project in Argentina. A total of 241,867 feet (73,715 meters) of combined core and reverse circulation drilling was completed to discover new silver and gold mineralization.
The $32.0 million Litigation settlement in 2013 relates to the settlement of the Rochester claims dispute, as described above.
Pre-development, reclamation, and other expenses increased to $15.8 million or 120.2%, primarily due to La Preciosa feasibility study costs.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, were a loss of $23.2 million compared to a gain of $67.3 million, primarily due to the impact of changing future gold prices on the Palmarejo gold production royalty obligation and the commencement of the Rochester 3.4% NSR obligation in 2014.
Interest income and other, net decreased by $6.4 million to expense of $2.1 million, compared to income of $4.3 million, primarily due to a gain on the sale of various assets in 2013.
Interest expense, net of capitalized interest of $0.5 million, increased to $25.4 million from $20.7 million primarily due to the March 2014 issuance of an additional $150 million 7.875% Senior Notes due 2021 and write-off of the Revolving Credit Agreement costs.

Income and Mining Taxes
The Company reported an income and mining tax benefit of approximately $2.1 million compared to income and mining tax expense of $34.9 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30, 2014		Six months ended June 30, 2013
(in thousands)	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(60,214)	$(292)	$(61,896)	$(4,541)
Argentina	(2,892)	4,083	(6,981)	(44)
Mexico	(28,716)	3,828	58,756	(19,471)
Bolivia	8,649	(4,969)	21,628	(8,884)
Other jurisdictions	793	(582)	641	(1,978)
	$(82,380)	$2,068	$12,148	$(34,918)

In both periods, the Company recorded tax expense that differs from an amount calculated at the statutory rate primarily due to (i) a full valuation allowance against the deferred tax assets relating to losses incurred in the United States and certain foreign locations, (ii) the impact of foreign exchange adjustments on deferred tax account balances, reserves for uncertain tax positions, and foreign earnings not considered as permanently reinvested with respect to certain foreign locations, and (iii) differences in foreign tax rates in its foreign locations. In conjunction with these items, the Company's consolidated effective income tax rate is a function of the combined effective tax rates in the jurisdictions in which it operates. Variations in the relative proportions of jurisdictional income and loss result in significant fluctuations in its consolidated effective tax rate.

In the fourth quarter of 2013, the Company changed its position regarding the accumulated earnings and basis difference with respect to its investment in its Coeur Mexicana mining operations, concluding they were permanently reinvested. In periods prior to the quarter ended December 31, 2013, it was the Company's position that such earnings were not permanently reinvested. The Company continues to maintain this position. Therefore, for the six months ended June 30, 2014, no provision has been made for income taxes attributable to the Company's investment in Coeur Mexicana. For the six months ended June 30, 2013, the impact of a provision for tax expense for this item of $1.4 million is reflected.
Results of Operations
Palmarejo

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Tons milled	534,718	570,322	1,106,063	1,143,492
Silver ounces produced	1,761,145	2,044,967	3,581,629	3,691,365
Gold ounces produced	23,706	28,191	48,922	51,157
Silver equivalent ounces produced	3,183,505	3,736,427	6,516,949	6,760,785
Costs applicable to sales/oz(1)	$14.04	$14.97	$13.71	$14.42
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Silver production decreased due to lower throughput and grade. Metal sales were $72.4 million, or 44% of Coeur's metal sales, compared with $86.2 million, or 42% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to lower open pit mining, power, and consumables costs. Amortization decreased to $18.0 million compared to $35.4 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $5.6 million compared to $9.2 million.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Silver production decreased due to lower throughput and grade. Metal sales were $140.4 million, or 44% of Coeur's metal sales, compared with $143.6 million, or 38% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to lower mining and milling costs. Amortization decreased to $36.7 million compared to $64.2 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $9.3 million compared to $14.5 million.

San Bartolomé

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Tons milled	437,975	424,310	823,349	799,295
Silver ounces produced	1,481,009	1,523,262	2,836,429	2,914,361
Costs applicable to sales/oz(1)	$13.85	$15.26	$13.89	$14.88
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Silver production decreased due to lower recovery, mostly offset by higher mill throughput. Silver sales were $29.1 million, or 18% of Coeur's metal sales, compared with $49.2 million, or 24% of Coeur's metal sales. Costs applicable to sales per ounce decreased as a result of lower milling and insurance costs. Amortization was $4.9 million compared to $4.8 million. Capital expenditures were $1.7 million compared to $3.2 million.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Silver production decreased due to lower recovery, mostly offset by higher mill throughput. Silver sales were $56.6 million, or 18% of Coeur's metal sales, compared with $82.4 million, or 22% of Coeur's metal sales. Costs applicable to sales per ounce decreased as a result of lower insurance, milling, and royalty costs. Amortization was $9.3 million compared to $9.5 million. Capital expenditures were $3.2 million compared to $3.6 million.
Rochester

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Tons placed	3,329,582	2,457,423	6,970,443	5,063,424
Silver ounces produced	1,112,239	843,845	1,862,601	1,491,434
Gold ounces produced	9,230	9,404	17,422	18,146
Silver equivalent ounces produced	1,666,039	1,408,085	2,907,921	2,580,194
Costs applicable to sales/oz(1)	$15.79	$14.95	$14.45	$15.04
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Silver production increased as a result of higher grade, higher tons placed, and timing of recoveries. Metal sales were $31.2 million, or 19% of Coeur’s metal sales, compared with $34.9 million, or 17% of Coeur's metal sales. Costs applicable to sales per ounce increased due to higher leaching and maintenance costs. Amortization was $5.0 million compared to $2.0 million due to higher production from the Stage III leach pad. Capital expenditures were $4.0 million compared to $6.6 million.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Silver production increased as a result of higher grade, higher tons placed, and timing of recoveries. Metal sales were $55.3 million, or 17% of Coeur’s metal sales, compared with $74.4 million, or 20% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to lower royalty costs, partially offset by higher leaching costs. Amortization was $9.5 million compared to $3.8 million due to higher production from the Stage III leach pad. Capital expenditures were $4.9 million compared to $9.9 million.

Kensington

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Tons milled	163,749	127,987	323,446	257,044
Gold ounces produced	28,089	22,583	53,517	47,159
Costs applicable to sales/oz(1)	$1,008	$1,227	$1,007	$1,058
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Gold production increased due to higher mill throughput. Metal sales were $29.0 million, or 18% of Coeur's metal sales, compared with $30.9 million, or 15% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production and lower contracted services. Amortization was $11.6 million compared to $13.2 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $4.0 million compared to $7.4 million.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Gold production increased due to significantly higher mill throughput, partially offset by lower grade. Metal sales were $65.1 million, or 20% of Coeur's metal sales, compared to $70.1 million, which represented 19% of Coeur’s metal sales in each period. Costs applicable to sales per ounce decreased due to higher production and lower contracted services. Amortization was $22.3 million compared to $26.4 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $8.7 million compared to $10.7 million.

Coeur Capital

	Three months ended June 30,		Six months ended June 30,
Endeavor Silver Stream	2014	2013	2014	2013
Tons milled	185,538	198,517	378,757	393,035
Silver ounces produced	110,994	200,381	257,500	330,160
Costs applicable to sales/oz(1)	$7.94	$8.49	$8.00	$9.77
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Metal sales were $2.0 million compared to $3.5 million. Silver production decreased due to lower grade and throughput. Royalty revenue was $0.9 million compared to nil primarily due to the acquisition of Global Royalty Corp. in December 2013. Costs applicable to sales per ounce increased due to higher refining charges. Amortization was $1.4 million compared to $1.2 million due to depletion of royalty interests offset by lower production.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Metal sales were $4.9 million compared to $6.5 million. Silver production decreased due to lower grade and throughput. Royalty revenue was $1.8 million compared to nil primarily due to the acquisition of Global Royalty Corp. in December 2013. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator, partly offset by higher refining charges. Amortization was $3.1 million compared to $2.1 million due to depletion of royalty interests.
Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2014 was $30.5 million compared to $63.3 million for the three months ended June 30, 2013, due to lower average realized silver and gold prices, lower silver and gold ounces sold, and less favorable changes in operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2014 was $20.9 million, compared to $76.3 million for the six months ended June 30, 2013, due to lower average realized silver and gold prices and an increase in ore on leach pads, partially offset by higher silver and gold ounces sold.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Cash flow before changes in operating assets and liabilities	$10,506	$14,430	$25,280	$73,154
Changes in operating assets and liabilities:
Receivables and other current assets	4,921	4,401	10,544	8,647
Prepaid expenses and other	3,551	2,930	(4,558)	411
Inventories	(1,606)	31,483	(15,519)	10,990
Accounts payable and accrued liabilities	13,118	10,094	5,117	(16,930)
CASH PROVIDED BY OPERATING ACTIVITIES	$30,490	$63,338	$20,864	$76,272
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended June 30, 2014 was $18.9 million compared to $127.8 million for the three months ended June 30, 2013, due to lower capital expenditures and the acquisition of Orko Silver Corporation in 2013. The Company spent $15.4 million on capital expenditures in the three months ended June 30, 2014 compared to $27.2 million in the three months ended June 30, 2013. Capital expenditures in the three months ended June 30, 2014 were primarily related to underground development at Palmarejo and Kensington, plant improvements at San Bartolomé, and resource definition at Rochester.
Net cash used in investing activities for the six months ended June 30, 2014 was $77.0 million compared to $151.0 million in the six months ended June 30, 2013, primarily due to lower capital expenditures and the acquisition of Orko Silver Corporation in 2013, partially offset by purchase of short-term investments. The Company spent $27.3 million on capital expenditures in the six months ended June 30, 2014, compared with $40.0 million in the six months ended June 30, 2013. Capital expenditures in the six months ended June 30, 2014 were primarily related to underground development at Palmarejo and Kensington, plant improvements at San Bartolomé, and resource definition at Rochester.
Cash Used in Financing Activities
Net cash used in financing activities for the three months ended June 30, 2014 was $15.4 million compared to $17.4 million for the three months ended June 30, 2013, primarily due to the effect of lower gold prices on Palmarejo gold production royalty payments.
Net cash provided by financing activities for the six months ended June 30, 2014 was $118.6 million compared to $198.8 million for the six months ended June 30, 2013. The decrease in cash provided by financing activities is primarily the result of the follow-on offering of $150 million of Senior Notes in the six months ended June 30, 2014 compared to the original offering of $300 million of Senior Notes in the six months ended June 30, 2013, partially offset by the repurchase of $43.3 million of Convertible Notes in the six months ended June 30, 2013.
Termination of Revolving Credit Facility

On March 20, 2014, Coeur Alaska, Inc. and Coeur Rochester, Inc., each a wholly-owned subsidiary of the Company, notified the administrative agent under the Credit Agreement that they were terminating the Revolving Credit Facility, effective March 25, 2014.  No amounts were outstanding under the Revolving Credit Facility at the time of termination, and no early termination penalty was payable in connection with the termination.
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

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements relating to the Company's gold and silver mining business, including growth strategies, tax positions, and initiatives to discover, acquire, develop and operate low-cost silver and gold mines and acquire precious metal streaming and royalty interests, generate returns, generate and maximize cash flow, manage metals price risk, reduce costs, enhance revenue, demonstrate capital discipline and manage working capital and expenditures. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projects,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and in the "Risk Factors" section of the 2013 10-K and the risks and uncertainties discussed in this MD&A; (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves and future production, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the absence of control over mining operations in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks and changes in mine plans and project parameters); (x) the loss of any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance any debt.  Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles ("GAAP"). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company's operating performance, and to plan and forecast business operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts.

Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

In thousands except per share amounts	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(43,121)	$(35,040)	$(80,312)	$(22,770)
Fair value adjustments, net	6,498	(48,434)	14,325	(61,902)
Stock-based compensation	2,299	1,554	4,757	2,654
Impairment of marketable securities	934	17,192	3,522	17,227
Accretion of royalty obligation	1,789	2,897	3,609	5,466
Litigation settlement	—	32,046	—	32,046
Loss on Revolving Credit Facility termination	—	—	3,035	—
Adjusted net income (loss)	$(31,601)	$(29,785)	$(51,064)	$(27,279)

Adjusted net income (loss) per share	$(0.31)	$(0.30)	$(0.50)	$(0.29)
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
Three Months Ended June 30, 2014

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$67,595	$25,550	$29,406	$1,701	$124,252	$34,784	$159,036
Amortization	18,044	4,855	5,025	859	28,783	11,566	40,349
Costs applicable to sales	$49,551	$20,695	$24,381	$842	$95,469	$23,218	$118,687
Silver equivalent ounces sold	3,528,219	1,494,100	1,544,456	106,126	6,672,901
Gold ounces sold						23,028
Costs applicable to sales per ounce	$14.04	$13.85	$15.79	$7.94	$14.31	$1,008

Treatment and refining costs							963
Sustaining capital							17,617
General and administrative							9,398
Exploration							5,153
Reclamation							1,964
Project/pre-development costs							6,388
All-in sustaining costs							$160,170
Silver equivalent ounces sold							6,672,901
Kensington silver equivalent ounces sold							1,381,680
Consolidated silver equivalent ounces sold							8,054,581
All-in sustaining costs per silver equivalent ounce							$19.89

Three Months Ended June 30, 2013

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$90,602	$37,639	$24,505	$2,907	$155,653	$43,313	$198,966
Amortization	35,384	4,824	1,989	1,224	43,421	13,159	56,580
Costs applicable to sales	$55,218	$32,815	$22,516	$1,683	$112,232	$30,154	$142,386
Silver equivalent ounces sold	3,688,500	2,151,000	1,506,508	198,269	7,544,277
Gold ounces sold						24,573
Costs applicable to sales per ounce	$14.97	$15.26	$14.95	$8.49	$14.88	$1,227

Treatment and refining costs							2,742
Sustaining capital							22,776
General and administrative							15,026
Exploration							6,774
Reclamation							936
Project/pre-development costs							701
All-in sustaining costs							$191,341
Silver equivalent ounces sold							7,544,277
Kensington silver equivalent ounces sold							1,474,380
Consolidated silver equivalent ounces sold							9,018,657
All-in sustaining costs per silver equivalent ounce							$21.22

Six Months Ended June 30, 2014

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$129,828	$48,908	$48,565	$3,836	$231,137	$74,024	$305,161
Amortization	36,702	9,313	9,476	1,812	57,303	22,275	79,578
Costs applicable to sales	$93,126	$39,595	$39,089	$2,024	$173,834	$51,749	$225,583
Silver equivalent ounces sold	6,790,201	2,851,407	2,705,285	252,968	12,599,861
Gold ounces sold						51,414
Costs applicable to sales per ounce	$13.71	$13.89	$14.45	$8.00	$13.80	$1,007

Treatment and refining costs							2,524
Sustaining capital							30,403
General and administrative							23,294
Exploration							9,370
Reclamation							3,877
Project/pre-development costs							11,999
All-in sustaining costs							$307,050
Silver equivalent ounces sold							12,599,861
Kensington silver equivalent ounces sold							3,084,840
Consolidated silver equivalent ounces sold							15,684,701
All-in sustaining costs per silver equivalent ounce							$19.58

Six Months Ended June 30, 2013

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$146,103	$57,958	$47,135	$5,054	$256,250	$80,163	$336,413
Amortization	64,166	9,464	3,842	2,052	79,524	26,445	105,969
Costs applicable to sales	$81,937	$48,494	$43,293	$3,002	$176,726	$53,718	$230,444
Silver equivalent ounces sold	5,683,500	3,259,874	2,878,105	307,361	12,128,840
Gold ounces sold						50,770
Costs applicable to sales per ounce	$14.42	$14.88	$15.04	$9.77	$14.57	$1,058

Treatment and refining costs							4,916
Sustaining capital							35,222
General and administrative							25,253
Exploration							13,615
Reclamation							1,840
Project/pre-development costs							4,424
All-in sustaining costs							$315,714
Silver equivalent ounces sold							12,128,840
Kensington silver equivalent ounces sold							3,046,200
Consolidated silver equivalent ounces sold							15,175,040
All-in sustaining costs per silver equivalent ounce							$20.80

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
At June 30, 2014, the Company had outstanding provisionally priced sales of 0.2 million ounces of silver and 11,559 ounces of gold at prices of $19.99 and $1,286, respectively. For a 10% change in realized silver price, revenue would vary (plus or minus) approximately $2.9 million and for a 10% change in realized gold price, revenue would vary (plus or minus) approximately $13.4 million. At December 31, 2013, the Company had outstanding provisionally priced sales consisting of 0.2 million ounces of silver and 30,780 ounces of gold at prices of $20.98 and $1,259, respectively.
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
During the six months ended June 30, 2014 and 2013, the Company entered into forward foreign currency exchange contracts as well as call and put option contracts, also referred to as collars, to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine and development costs at La Preciosa.
At June 30, 2014, the Company had outstanding collars on $23.0 million with a weighted-average strike price of 12.60 MXN for the floor and 14.97 MXN for the ceiling. The Company had an asset related to these contracts with a fair value of nil at June 30, 2014. A 10% increase or decrease in the MXN rate at June 30, 2014 would result in a settlement value of zero and a gain of $1.8 million, respectively.
The Company recorded no mark-to-market gains or losses and mark-to-market losses of $0.7 million for the three months ended June 30, 2014 and 2013, respectively, on the MXN forward contracts and collars. For the six months ended June 30, 2014 and 2013, the Company recorded mark-to-market gains of $1.0 million and losses of $1.5 million, respectively, on MXN forward contracts and collars. These mark-to-market adjustments are reflected in Fair value adjustments, net.

Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into the gold production royalty transaction with a subsidiary of Franco-Nevada Corporation. The minimum royalty obligation ends when payments have been made on a total of 400,000 ounces of gold. As of June 30, 2014, a total of 110,240 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP. The fair value of the embedded derivative at June 30, 2014 and December 31, 2013 was a liability of $44.0 million and $40.3 million, respectively. For the three months ended June 30, 2014 and 2013, the mark-to-market adjustments for this embedded derivative amounted to losses of $5.1 million and gains of $61.1 million, respectively. For the six months ended June 30, 2014 and 2013, the mark-to-market adjustments for this embedded derivative amounted to losses of $15.3 million and gains of $75.5 million, respectively. For the three months ended June 30, 2014 and 2013, realized losses on settlement of the liabilities were $5.5 million and $8.1 million, respectively. For the six months ended June 30, 2014 and 2013, realized losses on settlement of the liabilities were $11.7 million and $17.2 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the Consolidated Statements of Comprehensive Income (Loss).
The Company used an implicit interest rate of 30.5% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three and six months ended June 30, 2014 and 2013 of $2.9 million, $4.1 million, $6.1 million and $8.2 million, respectively. At June 30, 2014 and December 31, 2013, the remaining minimum obligation under the royalty agreement was $42.0 million and $51.2 million, respectively. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at June 30, 2014 to vary by approximately $13.3 million. On June 23, 2014, the Company announced that it had entered into a letter of intent with Franco-Nevada to terminate the royalty transaction once the minimum royalty obligation has been satisfied.
Gold and Silver Put Options
At June 30, 2014, the Company has outstanding put spread contracts on 3,750,000 ounces of silver and 74,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads are $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads are $1,200 and $1,050, respectively.
If the market price of silver and gold were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver and gold were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period.
The put spread contracts are generally net cash settled. The put spreads expire during the remainder of 2014 and the first quarter of 2015. At June 30, 2014, the fair market value of the put spreads was a net asset of $1.0 million. A 10% increase or decrease in the price of silver and gold at June 30, 2014 would result in a loss of $1.0 million and a $1.2 million gain on settlement, respectively.
During the three months ended June 30, 2014 and 2013, the Company recorded unrealized losses of $1.4 million and unrealized gains of $6.4 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized a realized loss of $0.7 million and a realized loss of $0.2 million resulting from expiring contracts during the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded unrealized losses of $2.9 million and unrealized gains of $10.6 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized a realized loss of $0.4 million and a realized loss of $1.1 million resulting from expiring contracts during the six months ended June 30, 2014 and 2013, respectively.
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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1.        Legal Proceedings

The information contained in Note 19 -- Commitments and Contingencies in the notes to the consolidated financial statements included in this quarterly report is incorporated herein by reference.

Item 1A.	Risk Factors

Item 1A (Risk Factors) of the 2013 10-K and of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

The Company’s silver-gold project, La Preciosa, is subject to significant development, operational and regulatory risks.

As a development phase project, La Preciosa is subject to numerous risks. The economic feasibility of a development project is based on many factors such as: estimation of mineral reserves, anticipated metallurgical recoveries, environmental considerations and permitting, future metals prices, and anticipated capital and operating costs of these projects. For the La Preciosa project, the Company’s recently-completed feasibility study derives estimates of costs and economic returns based upon anticipated tonnage and grades of reserves to be mined and processed, the configuration of the mineral body, expected recovery rates, estimated expenditures, anticipated climatic conditions and other factors. As a result, it is possible that actual costs and economic returns will differ significantly from those currently estimated for the project in the feasibility study. Further, when the Company ultimately determines to proceed with project construction, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame.

As a result of these and related risks, future estimates of or actual costs and economic returns of the La Preciosa project may materially differ from the estimated costs and returns for this project contained in the feasibility study, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.

The Company relies on third parties who own, maintain and operate the mines underlying its royalty and streaming assets.

The Endeavor mine is owned, maintained and operated by Cobar, a wholly owned subsidiary of CBH. However, pursuant to a silver sale and purchase agreement, the Company’s wholly owned subsidiary, CDE Australia Pty. Ltd. (“CDE Australia”), has acquired all silver production and reserves at the Endeavor mine, up to a total of 20.0 million payable ounces. CDE Australia has agreed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus 50% of the amount by which the silver price exceeds $7.00 per ounce, subject to annual adjustments for inflation. In addition, the Company currently holds a tiered royalty on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% NSR, a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador and a 2.0% NSR on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, as well as several royalties on mining assets that are not yet developed and plans to acquire additional royalty and streaming interests in the future.

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

An environmental organization, Great Basin Resource Watch (“GBRW”) brought an administrative appeal challenging the Bureau of Land Management’s (“BLM”) approval in October 2010 of a plan of amendment which allows active mining to be resumed and a new heap leach pad to be constructed at the Rochester property. However, because GBRW did not seek a stay of the BLM’s decision, operations proceeded as approved during the Interior Board of Land Appeals (the "IBLA") proceeding. On June 30, 2014, the IBLA affirmed the BLM's approval of the plan of amendment. The Company cannot predict whether there will be future challenges of the IBLA's decision or involving permits for further expansion projects at its mines.

The Company’s operations in Bolivia are subject to political risks.

Since 2009, a working group composed of Bolivian government officials and key mining sector participants has been working on amendments to the country’s existing mining law. In March 2014, the Bolivian President officially presented the working group's new mining law proposal to Congress for approval. During this legislative process, amendments were proposed which triggered protests by mining cooperatives. In May 2014, the new mining law was approved. The Company has been assessing the potential effects of the legislation on its Bolivian operations but any effects remain uncertain until the regulations implementing the law are enacted. The law regulates royalties and provides for mining contracts with the government rather than concession holding. If the regulations promulgated under the new mining law mandate a renegotiation of the terms of our existing contracts with the Bolivian state-owned mining company, Corporacion Minera de Bolivia (“COMIBOL”) and the mining cooperatives, this could materially adversely affect the profitability and cash flow of our operations in Bolivia. It is also uncertain if any new mining or investment policies or shifts in political attitude may further affect mining in Bolivia.

In addition, companies are also operating under Law No. 403 of September 18, 2013, and its regulatory Supreme Decree, which provides for the reversion of mining rights if the Ministry of Mines verifies that a person with mining rights has not initiated mining activities or developed the mining rights. The contracts with COMIBOL and the cooperatives are excluded from the application of Law No. 403. In April 2014, our subsidiary in Bolivia was served by the Bolivian government with a reversion decision affecting nine mining rights wholly-owned by our subsidiary. The affected area is not in an area of active mining by the Company and the Company’s San Bartolomé operations were not targeted as an area of interest in the decision since all of our past and current mining activity is performed through our contracts with COMIBOL and the mining cooperatives.

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
The suspension may reduce production until the Company is able to resume mining above 4,400 meters. It is uncertain at this time how long the suspension will remain in place. If COMIBOL decides to restrict access above the 4,400 meter level on a permanent basis, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

Although the Company previously carried political risk insurance with respect to the San Bartolomé mine in Bolivia, it recently determined not to renew this coverage. In determining whether to renew the coverage, the Company based its assessment on the political risk environment and the likelihood of a timely and material claim payout against the cost of carrying political risk insurance, which was approximately $2.1 million as of the most recent period ended December 16, 2013.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Quarterly Report on Form 10-Q.

Item 6.        Exhibits

31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 6, 2014	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	August 6, 2014	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 6, 2014	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)