Form 10-Q
period 2014-09-30
Coeur Mining, Inc.
filed 2014-11-05
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 103,450,586 shares were issued and outstanding as of November 4, 2014.

COEUR MINING, INC.

PART I. Financial Information
Item 1. Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
	Notes	In thousands, except share data
Revenue	3	$170,938	$200,825	$495,133	$577,147
COSTS AND EXPENSES
Costs applicable to sales(1)	3	125,910	131,805	351,492	362,250
Amortization		41,985	60,097	123,834	166,686
General and administrative		8,515	16,240	31,809	41,492
Exploration		6,587	3,305	15,957	16,920
Litigation settlement	19	—	—	—	32,046
Pre-development, reclamation, and other		4,244	4,732	20,019	11,896
Total costs and expenses		187,241	216,179	543,111	631,290
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9	16,105	(20,646)	(3,611)	63,905
Impairment of marketable securities	12	(1,092)	(870)	(4,614)	(18,097)
Interest income and other, net		(211)	(1,791)	(2,313)	2,484
Interest expense, net of capitalized interest	17	(11,616)	(9,662)	(36,980)	(30,324)
Total other income (expense), net		3,186	(32,969)	(47,518)	17,968
Income (loss) before income and mining taxes		(13,117)	(48,323)	(95,496)	(36,175)
Income and mining tax (expense) benefit	7	16,583	2,058	18,650	(32,860)
NET INCOME (LOSS)		$3,466	$(46,265)	$(76,846)	$(69,035)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax of $686 and $939 for the three and nine months ended September 30, 2014, respectively		(1,086)	301	(1,487)	(10,756)
Reclassification adjustments for impairment of marketable securities, net of tax of $(423) and $(1,786) for the three and nine months ended September 30, 2014, respectively		669	870	2,828	18,097
Reclassification adjustments for realized loss on sale of marketable securities, net of tax of $(140) and $(150) for the three and nine months ended September 30, 2014, respectively		221	136	238	136
Other comprehensive income (loss)		(196)	1,307	1,579	7,477
COMPREHENSIVE INCOME (LOSS)		$3,270	$(44,958)	$(75,267)	$(61,558)

NET INCOME (LOSS) PER SHARE	8
Basic		$0.03	$(0.46)	$(0.75)	$(0.71)

Diluted		$0.03	$(0.46)	$(0.75)	$(0.71)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$3,466	$(46,265)	$(76,846)	(69,035)
Adjustments:
Amortization		41,985	60,097	123,834	166,686
Accretion		3,868	4,175	12,961	15,015
Deferred income taxes		(23,437)	(1,869)	(39,142)	17,680
Loss on termination of revolving credit facility		—	—	3,035	—
Fair value adjustments, net		(15,421)	20,308	3,423	(61,487)
Litigation settlement	19	—	—	—	22,046
Stock-based compensation	5	2,505	373	7,455	3,085
(Gain) loss on sale of assets		(89)	(7)	133	(1,139)
Impairment of marketable securities	12	1,092	870	4,614	18,097
Other		1,088	(375)	870	(487)
Changes in operating assets and liabilities:
Receivables		7,446	(2,132)	18,297	6,515
Prepaid expenses and other current assets		3,871	(14,306)	(687)	(13,894)
Inventory and ore on leach pads		9,698	11,592	(5,821)	22,582
Accounts payable and accrued liabilities		(4,806)	(5,657)	311	(22,588)
CASH PROVIDED BY OPERATING ACTIVITIES		31,266	26,804	52,437	103,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(16,784)	(32,726)	(44,076)	(72,754)
Acquisitions	11	(13,829)	—	(16,079)	(113,214)
Purchase of short-term investments and marketable securities		(2,089)	(2,689)	(50,423)	(8,022)
Sales and maturities of short-term investments		2,856	27	3,413	6,371
Other		74	(48)	61	1,163
CASH USED IN INVESTING ACTIVITIES		(29,772)	(35,436)	(107,104)	(186,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	17	—	—	153,000	300,000
Payments on long-term debt, capital leases, and associated costs		(13,274)	(1,824)	(20,236)	(59,021)
Gold production royalty payments		(11,351)	(12,619)	(38,379)	(43,548)
Share repurchases		—	(14,995)	—	(27,552)
Other		(77)	(27)	(483)	(505)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(24,702)	(29,465)	93,902	169,374
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(23,208)	(38,097)	39,235	85,994
Cash and cash equivalents at beginning of period		269,133	249,531	206,690	125,440
Cash and cash equivalents at end of period		$245,925	$211,434	$245,925	$211,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2014 (Unaudited)	December 31, 2013
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$245,925	$206,690
Investments	12	49,520	—
Receivables	13	67,599	81,074
Ore on leach pads		50,335	50,495
Inventory	14	127,985	132,023
Deferred tax assets		35,021	35,008
Prepaid expenses and other		19,974	25,940
		596,359	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	15	474,250	486,273
Mining properties, net	16	1,729,928	1,751,501
Ore on leach pads		41,547	31,528
Restricted assets		6,853	7,014
Marketable securities	12	9,162	14,521
Receivables	13	36,166	36,574
Debt issuance costs, net		10,315	10,812
Deferred tax assets		705	1,189
Other		10,039	15,336
TOTAL ASSETS		$2,915,324	$2,885,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,232	$53,847
Accrued liabilities and other		37,882	38,266
Debt	17	11,733	2,505
Royalty obligations	9,10	45,347	48,019
Reclamation	4	767	913
Deferred tax liabilities		1,858	1,011
		146,819	144,561
NON-CURRENT LIABILITIES
Debt	17	457,744	306,130
Royalty obligations	9,10	41,319	65,142
Reclamation	4	60,946	57,515
Deferred tax liabilities		516,715	556,246
Other long-term liabilities		29,541	25,817
		1,106,265	1,010,850
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 103,438,765 at September 30, 2014 and 102,843,003 at December 31, 2013		1,034	1,028
Additional paid-in capital		2,788,098	2,781,164
Accumulated other comprehensive income (loss)		(3,327)	(4,906)
Accumulated deficit		(1,123,565)	(1,046,719)
		1,662,240	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,915,324	$2,885,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
Net income (loss)	—	—	—	(76,846)	—	(76,846)
Other comprehensive income (loss)	—	—	—	—	1,579	1,579
Common stock issued under stock-based compensation plans, net	596	6	6,934	—	—	6,940
Balances at September 30, 2014 (Unaudited)	103,439	$1,034	$2,788,098	$(1,123,565)	$(3,327)	$1,662,240
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 -	BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively "Coeur" or "the Company") are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results reported for the year ending December 31, 2014. The condensed consolidated December 31, 2013 balance sheet data was derived from the audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards
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
NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, San Bartolomé, Rochester, and Kensington mines, La Preciosa, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which holds the Endeavor silver stream and other precious metals royalties. Other includes the Joaquin project, Martha mine, corporate headquarters, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$61,376	$28,350	$45,922	$32,362	$—	$2,367	$—	$170,377
Royalties	—	—	—	—	—	561	—	561
	61,376	28,350	45,922	32,362	—	2,928	—	170,938
Costs and Expenses
Costs applicable to sales(1)	45,988	20,447	34,668	23,718	—	1,089	—	125,910
Amortization	16,493	5,117	12,887	5,359	22	1,563	544	41,985
Exploration	2,615	(19)	2,638	127	20	150	1,056	6,587
Other operating expenses	340	180	202	(87)	2,338	342	9,444	12,759
Other income (expense)
Interest income and other, net	284	583	—	39	(209)	(1,480)	(520)	(1,303)
Interest expense, net	(2,126)	(10)	(70)	(250)	—	—	(9,160)	(11,616)
Fair value adjustments, net	8,771	—	—	4,345	—	—	2,989	16,105
Income and mining tax (expense) benefit	11,562	(2,969)	—	(210)	5,305	214	2,681	16,583
Net income (loss)	$14,431	$229	$(4,543)	$7,169	$2,716	$(1,482)	$(15,054)	$3,466
Segment assets(2)	$1,111,829	$304,644	$315,959	$208,284	$412,202	$67,934	$126,932	$2,547,784
Capital expenditures	$5,857	$2,783	$3,610	$4,194	$62	$—	$278	$16,784
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended September 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$104,524	$28,819	$38,927	$24,259	$—	$4,296	$—	$200,825
Royalties	—	—	—	—	—	—	—	—
	104,524	28,819	38,927	24,259	—	4,296	—	200,825
Costs and Expenses
Costs applicable to sales(1)	66,839	17,673	27,484	17,938	—	1,871	—	131,805
Amortization	33,475	4,788	18,086	2,518	11	898	321	60,097
Exploration	860	(3)	1,496	625	(645)	184	788	3,305
Litigation settlement	—	—	—	—	—	—	—	—
Other operating expenses	179	2,090	98	515	1,933	(144)	16,301	20,972
Other income (expense)
Interest income and other, net	(2,281)	582	—	60	(71)	26	(977)	(2,661)
Interest expense, net	(2,925)	(12)	(51)	(5)	—	(1)	(6,668)	(9,662)
Fair value adjustments, net	(15,260)	—	(2,952)	(2,363)	—	—	(71)	(20,646)
Income and mining tax (expense) benefit	1,564	(4,648)	—	78	(20)	(604)	5,688	2,058
Net income (loss)	$(15,731)	$193	$(11,240)	$433	$(1,390)	$908	$(19,438)	$(46,265)
Segment assets(2)	$1,825,599	$289,274	$481,613	$161,993	$410,085	$27,938	$115,666	$3,312,168
Capital expenditures	$10,290	$4,166	$4,934	$12,267	$358	$—	$711	$32,726
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$201,809	$84,983	$111,000	$87,710	$—	$7,227	$—	$492,729
Royalties	—	—	—	—	—	2,404	—	2,404
	201,809	84,983	111,000	87,710	—	9,631	—	495,133
Costs and Expenses
Costs applicable to sales(1)	139,113	60,042	86,417	62,806	—	3,114	—	351,492
Amortization	53,196	14,430	35,162	14,835	63	4,685	1,463	123,834
Exploration	5,257	63	5,318	2,039	229	462	2,589	15,957
Other operating expenses	962	515	591	2,102	13,006	868	33,784	51,828
Other income (expense)
Interest income and other, net	(2,489)	1,957	4	90	(226)	(4,988)	(1,275)	(6,927)
Interest expense, net	(7,721)	(42)	(145)	(515)	—	—	(28,557)	(36,980)
Fair value adjustments, net	(6,454)	—	—	1,835	—	—	1,008	(3,611)
Income and mining tax (expense) benefit	16,734	(7,937)	—	(629)	4,034	(304)	6,752	18,650
Net income (loss)	$3,351	$3,911	$(16,629)	$6,709	$(9,490)	$(4,790)	$(59,908)	$(76,846)
Segment assets(2)	$1,111,829	$304,644	$315,959	$208,284	$412,202	$67,934	$126,932	$2,547,784
Capital expenditures	$15,188	$5,935	$12,310	$9,110	$202	$—	$1,331	$44,076
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$248,167	$111,196	$109,053	$98,636	$—	$10,757	$(662)	$577,147
Royalties	—	—	—	—	—	—	—	—
	248,167	111,196	109,053	98,636	—	10,757	(662)	577,147
Costs and Expenses
Costs applicable to sales(1)	148,776	66,165	81,203	61,231	—	4,875	—	362,250
Amortization	97,641	14,252	44,531	6,360	12	2,950	940	166,686
Exploration	6,029	76	2,732	1,621	19	814	5,629	16,920
Litigation	—	—	—	32,046	—	—	—	32,046
Other operating expenses	520	6,045	510	3,454	2,082	(320)	41,097	53,388
Other income (expense)
Interest income and other, net	(768)	1,871	281	117	(84)	157	(17,187)	(15,613)
Interest expense, net	(10,853)	(59)	(405)	(16)	—	(1)	(18,990)	(30,324)
Fair value adjustments, net	60,234	—	7,626	(2,363)	—	—	(1,592)	63,905
Income and mining tax (expense) benefit	(17,383)	(13,482)	(1)	(1,186)	(20)	(1,112)	324	(32,860)
Net income (loss)	$26,431	$12,988	$(12,422)	$(9,524)	$(2,217)	$1,482	$(85,773)	$(69,035)
Segment assets(2)	$1,825,599	$289,274	$481,613	$161,993	$410,085	$27,938	$115,666	$3,312,168
Capital expenditures	$24,770	$7,782	$15,670	$22,161	$1,093	$—	$1,278	$72,754
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

In thousands	September 30, 2014	December 31, 2013
Assets
Total assets for reportable segments	$2,547,784	$2,595,408
Cash and cash equivalents	245,925	206,690
Short term investments	49,520	—
Other assets	72,095	83,880
Total consolidated assets	$2,915,324	$2,885,978

Geographic Information

In thousands	September 30, 2014	December 31, 2013
Long Lived Assets
United States	$392,225	$384,626
Australia	22,949	25,668
Argentina	94,435	94,705
Bolivia	226,495	235,085
Mexico	1,452,739	1,487,228
Other Foreign Countries	15,335	10,462
Total	$2,204,178	$2,237,774

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands	2014	2013	2014	2013
Revenue
United States	$78,284	$63,186	$198,710	$207,689
Mexico	61,684	104,524	202,851	248,167
Bolivia	28,350	28,819	84,983	111,196
Australia	2,367	4,296	7,227	10,757
Other	253	—	$1,362	$(662)
Total	$170,938	$200,825	$495,133	$577,147

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
Changes to the Company’s asset retirement obligations (included in Reclamation) are as follows:

In thousands	Nine months ended September 30,
	2014	2013
Asset retirement obligation - Beginning	$57,454	$34,456
Accretion	4,205	2,277
Additions and changes in estimates	—	19,542
Settlements	(470)	(502)
Asset retirement obligation - Ending	$61,189	$55,773
The Company has accrued $0.5 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in Reclamation.
NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and performance share units. Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $2.5 million and $0.4 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $7.5 million and $3.1 million, respectively. At September 30, 2014, there was $11.6 million of unrecognized stock-based compensation cost expected to be recognized over a period of 1.7 years.

The following table summarizes the grants awarded during the nine months ended September 30, 2014:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 17, 2014	243,351	$11.12	32,417	$4.39	345,833	$12.65
March 26, 2014	435,208	$9.31	382,755	$3.74	—	$—
The following options and stock appreciation rights were exercisable during the nine months ended September 30, 2014:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Options	—	$—	168,775	$25.12
Stock Appreciation Rights	—	$—	46,572	$14.06

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company also provides a voluntary, noncontributory defined contribution based on a percentage of eligible employee's salary. Total plan expenses recognized for the three and nine months ended September 30, 2014 and 2013 were $1.4 million and $1.1 million, and $4.4 million and $3.2 million, respectively.
NOTE 7 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2014 and 2013 by significant location:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(14,954)	$739	$(33,250)	$5,259	$(75,168)	$447	$(95,146)	$718
Argentina	(935)	1,539	(2,092)	6	(3,828)	5,622	(9,073)	(38)
Mexico	(283)	17,003	(18,969)	1,885	(28,999)	20,831	39,787	(17,586)
Bolivia	3,199	(2,969)	4,842	(4,598)	11,848	(7,937)	26,470	(13,482)
Other jurisdictions	(144)	271	1,146	(494)	651	(313)	1,787	(2,472)
	$(13,117)	$16,583	$(48,323)	$2,058	$(95,496)	$18,650	$(36,175)	$(32,860)

The income tax provision for the three and nine months ended September 30, 2014 differs from the statutory rate primarily due to (i) a full valuation allowance against the deferred tax assets relating to losses incurred in the United States and certain foreign locations, (ii) the impact of foreign exchange adjustments on deferred tax account balances, reserves for uncertain tax positions, and foreign earnings not considered as permanently reinvested with respect to certain foreign locations, and (iii) differences in foreign tax rates in the Company's foreign locations. In conjunction with these items, the Company's consolidated effective income tax rate is a function of the combined effective tax rates in the jurisdictions in which it operates. Variations in the relative proportions of jurisdictional income and loss result in significant fluctuations in its consolidated effective tax rate.

The Company has U.S. net operating loss carryforwards which expire in 2019 through 2033. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.
NOTE 8 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended September 30, 2014 and 2013, 1,387,957 and 814,235 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive. For the nine months ended September 30, 2014 and 2013, 2,008,749 and 998,830 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013 because there is no excess value upon conversion over the principal amount of the Notes.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2014	2013	2014	2013
Net income (loss) available to common stockholders	$3,466	$(46,265)	$(76,846)	$(69,035)
Weighted average shares:
Basic	102,470	100,778	102,427	96,893
Effect of stock-based compensation plans	91	—	—	—
Diluted	102,561	100,778	102,427	96,893
Income (loss) per share:
Basic	$0.03	$(0.46)	$(0.75)	$(0.71)
Diluted	$0.03	$(0.46)	$(0.75)	$(0.71)
NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2014	2013	2014	2013
Palmarejo royalty obligation embedded derivative	$8,736	$(15,279)	$(6,560)	$60,216
Rochester net smelter royalty obligation	4,345	(2,363)	1,835	(2,363)
Silver and gold options	3,081	(3,104)	213	7,474
Foreign exchange contracts	(57)	100	901	(1,422)
Fair value adjustments, net	$16,105	$(20,646)	$(3,611)	$63,905
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2014
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$49,520	$49,520	$—	$—
Marketable equity securities	9,162	9,162	—	—
Silver and gold options	4,939	—	4,939	—
	$63,621	$58,682	$4,939	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$30,261	$—	$—	$30,261
Rochester net smelter royalty obligation	18,268	—	—	18,268
Silver and gold options	1,331	—	1,331	—
Other derivative instruments, net	501	—	501	—
	$50,361	$—	$1,832	$48,529

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2013
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$14,521	$14,521	$—	$—
Silver and gold options	135	—	135	—
	$14,656	$14,521	$135	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$40,338	$—	$—	$40,338
Rochester net smelter royalty obligation	21,630	—	—	21,630
Other derivative instruments, net	1,591	—	1,591	—
	$63,559	$—	$1,591	$61,968
The Company’s short-term investments are readily convertible to cash. The Company’s investments in marketable equity securities are recorded at fair market value in the financial statements based on quoted market prices, which are accessible at the measurement date for identical assets. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s silver and gold options and other derivative instruments, net, which relate to concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves, and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plans are a significant input used in the estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation as Level 3 financial liabilities. Based on the current mine plans, expected royalty durations of 1.7 years and 4.3 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester net smelter royalty obligation, respectively, at September 30, 2014.
No assets or liabilities were transferred between fair value levels in the three and nine months ended September 30, 2014.
The following tables present the changes in the fair value of the Company's Level 3 financial liabilities for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$43,960	$(8,736)	$(4,963)	$30,261
Rochester net smelter royalty obligation	23,656	(4,345)	(1,043)	18,268

	Nine months ended September 30, 2014
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$40,338	$6,560	$(16,637)	$30,261
Rochester net smelter royalty obligation	21,630	(1,835)	(1,527)	18,268

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2014 and December 31, 2013 is presented in the following table:

	September 30, 2014
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,187	$—	$5,187	$—
7.875% Senior Notes due 2021	440,075	408,156	—	408,156	—
Palmarejo gold production royalty obligation	38,137	44,931	—	—	44,931

	December 31, 2013
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,067	$5,067	$—	$—
7.875% Senior Notes due 2021	300,000	307,314	307,314	—	—
Palmarejo gold production royalty obligation	51,193	65,212	—	—	65,212
The fair value at September 30, 2014 and December 31, 2013 of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were estimated using quoted market prices. The fair value of debt was transferred to Level 2 from Level 1 of the fair value hierarchy at March 31, 2014 due to observability of quoted market prices.
The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads.  The Company’s current mine plan is a significant input used in the estimated fair value of the Palmarejo gold production royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo gold production royalty obligation as a Level 3 financial liability. Based on the current mine plan, an expected royalty duration of 1.7 years was used to estimate the fair value of the Palmarejo gold production royalty obligation as of September 30, 2014.
NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments of 400,000 gold ounces have been made. At September 30, 2014, a total of 97,416 gold ounces remain outstanding under the original obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 7.8% and 5.7% at September 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivative at September 30, 2014 and December 31, 2013 was a liability of $30.3 million and $40.3 million, respectively. For the three months ended September 30, 2014 and 2013, the mark-to-market adjustments were gains of $8.7 million and losses of $15.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the mark-to-market adjustments were losses of $6.6 million and gains of $60.2 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation adjustment. For the three months ended September 30, 2014 and 2013, realized losses on settlement of the liabilities were $5.0 million and $5.6 million, respectively. For the nine months ended September 30, 2014 and 2013, realized losses on settlement of the liabilities were $16.6 million and $22.9 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign Exchange Contracts
The Company periodically enters into foreign currency derivative contracts to reduce the foreign exchange risk associated with Mexican peso (“MXN”) operating costs at its Palmarejo mine. At September 30, 2014, the Company had outstanding call and put option contracts, or collars, on $15.0 million with a weighted-average strike price of 12.65 MXN for the floor and 14.83 MXN for the ceiling. The fair value of these contracts was nil at September 30, 2014. At December 31, 2013, the Company had MXN foreign exchange forward contracts on $12.0 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.21 MXN to each U.S. dollar and the fair value of those contracts was a liability of $0.9 million at December 31, 2013. In addition, at December 31, 2013, the Company had outstanding collars on $45.0 million with a weighted-average strike price of 12.60 MXN for the floor and 14.80 MXN for the ceiling. The fair value of these contracts was nil at December 31, 2013.
The Company recorded $0.1 million of mark-to-market losses for the three months ended September 30, 2014 and mark-to-market gains of $0.1 million for the three months ended September 30, 2013 on the MXN forward contracts and collars. For the nine months ended September 30, 2014 and 2013, the Company recorded mark-to-market gains of $0.9 million and losses of $1.4 million, respectively, on MXN forward contracts and collars. These mark-to-market adjustments are reflected in Fair value adjustments, net.
The Company recorded no realized gains or losses and realized losses of $0.1 million in Costs applicable to sales during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded realized losses of $0.9 million and realized gains of $0.7 million in Costs applicable to sales.
Concentrate Sales Contracts
The Company's concentrate sales to third-party smelters, in general, provide for a provisional payment based upon preliminary assays and forward metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.7 million and $0.2 million in the three and nine months ended September 30, 2014, respectively, compared to mark-to-market gains of $0.7 million and losses of $2.0 million in the three and nine months ended September 30, 2013, respectively. At September 30, 2014, the Company had outstanding provisionally priced sales of 0.1 million ounces of silver and 32,879 ounces of gold at prices of $18.87 and $1,253, respectively.
Silver and Gold Options
At September 30, 2014, the Company has outstanding put spread contracts on 2,500,000 ounces of silver and 49,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads are $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads are $1,200 and $1,050, respectively.
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
The put spread contracts are generally net cash settled and expire during the remainder of 2014 and the first quarter of 2015. At September 30, 2014, the fair market value of the put spreads was a net asset of $3.6 million.
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
During the three months ended September 30, 2014 and 2013, the Company recorded unrealized gains of $3.1 million and unrealized losses of $3.1 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized realized losses of $0.9 million and $0.4 million resulting from expiring and terminated contracts during the three months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014 and 2013, the Company recorded unrealized gains of $0.2 million and unrealized gains of $7.5 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized realized losses of $1.3 million and $1.4 million resulting from expiring and terminated contracts during the nine months ended September 30, 2014 and 2013, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2014, the Company had the following derivative instruments that settle in each of the years indicated:

In thousands except average prices and notional ounces	2014	2015	2016	Thereafter
Palmarejo gold production royalty	$13,571	$40,516	$24,778	$—
Average gold price in excess of minimum contractual deduction	$814	$808	$810	$—
Notional ounces	16,668	50,153	30,595	—

Mexican peso put options purchased	$15,000	$—	$—	$—
Average rate (MXN/$)	14.83	—	—	—
Mexican peso notional amount	222,450	—	—	—

Mexican peso call options sold	$15,000	$—	$—	$—
Average rate (MXN/$)	12.65	—	—	—
Mexican peso notional amount	189,750	—	—	—

Silver concentrate sales contracts	$2,360	$—	$—	$—
Average silver price	$18.87	$—	$—	$—
Notional ounces	125,078	—	—	—

Gold concentrate sales contracts	$41,197	$—	$—	$—
Average gold price	$1,253	$—	$—	$—
Notional ounces	32,879	—	—	—

Gold put options purchased	$30,000	$28,800	$—	$—
Average gold strike price	$1,200	$1,200	$—	$—
Notional ounces	25,000	24,000	—	—

Silver put options purchased	$22,500	$22,500	$—	$—
Average silver strike price	$18.00	$18.00	$—	$—
Notional ounces	1,250,000	1,250,000	—	—

Gold put options sold	$(26,250)	$(25,200)	$—	$—
Average gold strike price	$1,050	$1,050	$—	$—
Notional ounces	25,000	24,000	—	—

Silver put options sold	$(20,000)	$(20,000)	$—	$—
Average silver strike price	$16.00	$16.00	$—	$—
Notional ounces	1,250,000	1,250,000	—	—

The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2014
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$—	$8	$—	$—
Palmarejo gold production royalty	—	—	16,451	13,810
Silver and gold options	4,939	1,331	—	—
Concentrate sales contracts	23	516	—	—
	$4,962	$1,855	$16,451	$13,810

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts, peso	$38	$947	$—	$—
Palmarejo gold production royalty	—	—	17,650	22,688
Silver and gold options	135	—	—	—
Concentrate sales contracts	11	693	—	—
	$184	$1,640	$17,650	$22,688
The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2014, and 2013 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2014	2013	2014	2013
Sales of metal	Concentrate sales contracts	$(684)	$718	$(188)	$(2,037)
Costs applicable to sales	Foreign exchange contracts	—	(99)	(924)	732
Fair value adjustments, net	Foreign exchange contracts	(57)	100	901	(1,422)
Fair value adjustments, net	Palmarejo gold royalty	8,736	(15,279)	(6,560)	60,216
Fair value adjustments, net	Silver and gold options	3,081	(3,104)	213	7,474
		$11,076	$(17,664)	$(6,558)	$64,963
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
NOTE 11 – ACQUISITIONS
On July 2, 2014, the Company acquired a pre-existing 3% net smelter royalty on the La Preciosa silver-gold project for $12.0 million.
On May 27, 2014, the Company's subsidiary, Coeur Capital, Inc., entered into a net smelter royalty agreement with International Northair Mines, Ltd. ("Northair"). Pursuant to the agreement, the Company paid $2.2 million cash on May 27, 2014 for a 1.25% net smelter royalty and $1.8 million on September 2, 2014 for an additional 1.25% net smelter royalty payable on future production from Northair's La Cigarra silver project located in north central Mexico.
On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”). As a result of the acquisition, the Company owns the La Preciosa silver-gold project in the state of Durango, Mexico. The transaction was accounted for as a purchase of mineral interests since La Preciosa is a development stage project.
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
NOTE 12 – INVESTMENTS
The Company invests part of its cash balances in a managed portfolio of liquid investments, including highly-rated corporate bonds, classified as short-term investments. The Company also invests in marketable equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At September 30, 2014
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Short-term investments	$49,559	$(44)	$5	$49,520
Marketable equity securities	9,678	(786)	270	9,162

	At December 31, 2013
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Marketable equity securities	$17,649	$(3,300)	$172	$14,521

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2014:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Short-term investments	$(44)	$33,125	$—	$—	$(44)	$33,125
Marketable equity securities	$(107)	$1,904	$(679)	$1,365	$(786)	$3,269

The Company recognized net of tax unrealized losses of $1.1 million and unrealized gains of $0.3 million in the three months ended September 30, 2014 and 2013, respectively, and net of tax unrealized losses of $1.5 million and $10.8 million in the nine months ended September 30, 2014 and 2013, respectively, in Other comprehensive income (loss). The Company performs a quarterly assessment on each of its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded other-than-temporary impairment losses of $1.1 million and $0.9 million in the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $18.1 million in the nine months ended September 30, 2014 and 2013, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	September 30, 2014	December 31, 2013
Current receivables:
Trade receivables	$8,371	$17,303
Income tax receivable	7,837	6,240
Value added tax receivable	46,507	49,168
Other	4,884	8,363
	$67,599	$81,074
Non-current receivables:
Value added tax receivable	$36,166	$36,574

Total Receivables	$103,765	$117,648

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	September 30, 2014	December 31, 2013
Inventory:
Concentrate	$11,465	$14,855
Precious metals	50,637	52,250
Supplies	65,883	64,918
	$127,985	$132,023
Ore on Leach Pads:
Current	$50,335	$50,495
Non-Current	41,547	31,528
	$91,882	$82,023
Total Inventory and Ore on Leach Pads	$219,867	$214,046
NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	September 30, 2014	December 31, 2013
Land	$1,764	$1,764
Facilities and equipment	882,305	855,318
Capital leases	28,680	16,133
	912,749	873,215
Accumulated amortization	(449,034)	(395,520)
	463,715	477,695
Construction in progress	10,535	8,578
Property, plant and equipment, net	$474,250	$486,273

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$163,662	$70,862	$279,112	$153,976	$—	$—	$—	$667,612
Accumulated amortization	(118,939)	(25,114)	(99,578)	(110,511)	—	—	—	(354,142)
	44,723	45,748	179,534	43,465	—	—	—	313,470
Mineral interests	1,146,572	26,643	—	—	420,417	93,429	87,663	1,774,724
Accumulated amortization	(325,348)	(9,797)	—	—	—	—	(23,121)	(358,266)
	821,224	16,846	—	—	420,417	93,429	64,542	1,416,458
Mining properties, net	$865,947	$62,594	$179,534	$43,465	$420,417	$93,429	$64,542	$1,729,928

December 31, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,845	$70,761	$268,351	$150,348	$—	$—	$—	$641,305
Accumulated amortization	(110,143)	(22,236)	(80,032)	(103,130)	—	—	—	(315,541)
	41,702	48,525	188,319	47,218	—	—	—	325,764
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	78,133	1,753,129
Accumulated amortization	(300,187)	(8,759)	—	—	—	—	(18,446)	(327,392)
	846,385	17,884	—	—	408,352	93,429	59,687	1,425,737
Mining properties, net	$888,087	$66,409	$188,319	$47,218	$408,352	$93,429	$59,687	$1,751,501
NOTE 17 – DEBT
Long-term debt and capital lease obligations at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$5,334	$—	$—	$5,334
7.875% Senior Notes due 2021	—	440,075	—	300,000
Capital lease obligations	6,399	17,669	2,505	796
	$11,733	$457,744	$2,505	$306,130
7.875% Senior Notes due 2021
During the three months ended September 30, 2014, the Company repurchased $12.6 million in aggregate principal amount of its 7.875% Senior Notes due 2021 (the "Senior Notes"), resulting in a balance of $437.4 million at September 30, 2014.
On March 12, 2014, the Company completed a follow-on offering of $150 million in aggregate principal amount of its Senior Notes (the “Additional Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Additional Notes constitute a further issuance of the Original Notes (as defined below) and form a single series of debt securities with the Original Notes. Upon completion of Coeur’s offering of the Additional Notes, the aggregate principal amount of the outstanding Senior Notes was $450 million. The Company commenced an exchange offer for the Additional Notes on April 10, 2014 to exchange the Additional Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Additional Notes when they were issued. The exchange offer was consummated on May 9, 2014.
On January 29, 2013, the Company completed an offering of $300 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Original Notes”) in a private placement conducted pursuant to the Securities Act. The Company commenced an exchange offer for the Original Notes on September 30, 2013 to exchange the Original Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Original Notes when they were issued. The exchange offer was consummated on November 5, 2013.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of the Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at September 30, 2014. The Convertible Notes are classified as current liabilities at September 30, 2014 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2015.
Revolving Credit Facility
On August 1, 2012, Coeur Alaska, Inc. and Coeur Rochester, Inc. (the “Borrowers”), each a wholly-owned subsidiary of the Company, entered into a Credit Agreement (as subsequently amended on January 16, 2014, the “Credit Agreement”) by and among the Company, the Borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent. The Credit Agreement provided for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $100.0 million, which principal amount may be increased, subject to receiving additional commitments therefor, by up to $50.0 million.
On March 20, 2014, the Borrowers notified the administrative agent that they were terminating the Revolving Credit Facility, effective March 25, 2014. The Company wrote off $3.0 million related to the termination of the Credit Agreement in the nine months ended September 30, 2014. No amounts were outstanding under the Revolving Credit Facility at the time of termination, and no early termination penalty was payable in connection with the termination.
Lines of Credit
At September 30, 2014, San Bartolomé had two outstanding lines of credit supporting value added tax recoveries in Bolivia. One line is for $7.0 million bearing interest at 2.75% per annum and the other line is for $4.0 million bearing interest at 3.0% per annum. There is no balance outstanding on the two lines of credit at September 30, 2014 and 2013, respectively.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. During the three months ended September 30, 2014 and 2013, the Company paid $11.4 million and $12.6 million, respectively, and the Company paid $38.4 million and $43.5 million during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, payments had been made on a total of 302,584 ounces of gold with further payments to be made on an additional 97,416 ounces of gold.
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana will receive an aggregate $22.0 million deposit toward future deliveries under the gold stream agreement, payable in five quarterly payments beginning in the first quarter 2015.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three months ended September 30, 2014 and 2013 of $2.5 million and $4.0 million, respectively, and $8.6 million and $12.2 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, the remaining minimum obligation under the royalty agreement was $38.1 million and $51.2 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Expense
Interest expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2014	2013	2014	2013
3.25% Convertible Senior Notes due 2028	$43	$43	$130	$423
7.875% Senior Notes due 2021	8,809	5,906	24,132	15,947
Revolving Credit Facility	—	176	179	434
Loss on Revolving Credit Facility	—	—	3,035	—
Capital lease obligations	334	89	726	355
Other debt obligations	—	18	—	287
Accretion of Palmarejo gold production royalty obligation	2,545	4,023	8,639	12,192
Amortization of debt issuance costs	415	540	1,333	1,604
Accretion of debt (premium) discount	(107)	—	(252)	576
Capitalized interest	(423)	(1,133)	(942)	(1,494)
Total interest expense, net of capitalized interest	$11,616	$9,662	$36,980	$30,324

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the $450 million aggregate principal amount of Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$78,468	$92,470	$—	$170,938
COSTS AND EXPENSES
Costs applicable to sales(1)	—	58,386	67,524	—	125,910
Amortization	473	18,485	23,027	—	41,985
General and administrative	8,251	2	262	—	8,515
Exploration	1,056	2,915	2,616	—	6,587
Pre-development, reclamation, and other	180	115	3,949	—	4,244
Total costs and expenses	9,960	79,903	97,378	—	187,241
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	2,990	4,345	8,770	—	16,105
Impairment of marketable securities	—	(1,092)	—	—	(1,092)
Interest income and other, net	1,006	(325)	(165)	(727)	(211)
Interest expense, net of capitalized interest	(9,159)	(320)	(2,864)	727	(11,616)
Total other income (expense), net	(5,163)	2,608	5,741	—	3,186
Loss before income and mining taxes	(15,123)	1,173	833	—	(13,117)
Income and mining tax (expense) benefit	950	(210)	15,843	—	16,583
Total loss after income and mining taxes	(14,173)	963	16,676	—	3,466
Equity income (loss) in consolidated subsidiaries	17,640	181	—	(17,821)	—
NET INCOME (LOSS)	$3,467	$1,144	$16,676	$(17,821)	$3,466
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(1,087)	(1,071)	—	1,072	(1,086)
Reclassification adjustments for impairment of marketable securities	669	669	—	(669)	669
Reclassification adjustments for realized loss on sale of marketable securities	221	221	—	(221)	221
Other comprehensive income (loss)	(197)	(181)	—	182	(196)
COMPREHENSIVE INCOME (LOSS)	$3,270	$963	$16,676	$(17,639)	$3,270
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$63,187	$137,638	$—	$200,825
COSTS AND EXPENSES
Costs applicable to sales(1)	—	45,424	86,381	—	131,805
Amortization	244	20,606	39,247	—	60,097
General and administrative	15,622	(143)	761	—	16,240
Exploration	506	2,305	494	—	3,305
Litigation settlement	—	—	—	—	—
Pre-development, reclamation, and other	—	606	4,126	—	4,732
Total costs and expenses	16,372	68,798	131,009	—	216,179
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(71)	(5,315)	(15,260)	—	(20,646)
Impairment of marketable securities	(870)	—	—	—	(870)
Interest income and other, net	784	87	(1,912)	(750)	(1,791)
Interest expense, net of capitalized interest	(6,665)	(56)	(3,691)	750	(9,662)
Total other income (expense), net	(6,822)	(5,284)	(20,863)	—	(32,969)
Loss before income and mining taxes	(23,194)	(10,895)	(14,234)	—	(48,323)
Income and mining tax (expense) benefit	5,613	(75)	(3,480)	—	2,058
Total loss after income and mining taxes	(17,581)	(10,970)	(17,714)	—	(46,265)
Equity income (loss) in consolidated subsidiaries	(28,684)	—	—	28,684	—
NET INCOME (LOSS)	$(46,265)	$(10,970)	$(17,714)	$28,684	$(46,265)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	301	—	—	—	301
Reclassification adjustments for impairment of marketable securities	870	—	—	—	870
Reclassification adjustments for realized loss on sale of marketable securities	136	—	—	—	136
Other comprehensive income (loss)	1,307	—	—	—	1,307
COMPREHENSIVE INCOME (LOSS)	$(44,958)	$(10,970)	$(17,714)	$28,684	$(44,958)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(7,802)	$26,470	$30,419	$(17,821)	31,266
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
Capital expenditures	(278)	(7,805)	(8,701)	—	(16,784)
Purchase of short term investments and marketable securities	(2,089)	—	—	—	(2,089)
Sales and maturities of short term investments	—	2,842	14	—	2,856
Acquisitions	(12,005)	(1,824)	—	—	(13,829)
Other	—	—	74	—	74
Investments in consolidated subsidiaries	(11,641)	(180)	—	11,821	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,013)	(6,967)	(8,613)	11,821	(29,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	(12,398)	(666)	(210)	—	(13,274)
Gold production royalty payments	—	—	(11,351)	—	(11,351)
Net intercompany financing activity	12,012	(14,657)	(3,355)	6,000	—
Other	(77)	—	—	—	(77)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(463)	(15,323)	(14,916)	6,000	(24,702)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,278)	4,180	6,890	—	(23,208)
Cash and cash equivalents at beginning of period	211,664	899	56,570	—	269,133
Cash and cash equivalents at end of period	$177,386	$5,079	$63,460	$—	$245,925

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(57,902)	$(2,282)	$57,186	$29,802	$26,804
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(711)	(17,201)	(14,814)	—	(32,726)
Purchase of short term investments and marketable securities	(1,307)	(27)	(1,355)	—	(2,689)
Sales and maturities of short term investments	—	27	—	—	27
Acquisitions	—	—	—	—	—
Other	(13)	—	(35)	—	(48)
Investments in consolidated subsidiaries	29,802		—	(29,802)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,771	(17,201)	(16,204)	(29,802)	(35,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	—	(665)	(1,159)	—	(1,824)
Gold production royalty payments	—	—	(12,619)	—	(12,619)
Share repurchases	(14,995)			—	(14,995)
Net intercompany financing activity	(9,917)	19,824	(9,907)	—	—
Other	(27)	—	—	—	(27)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,939)	19,159	(23,685)	—	(29,465)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,070)	(324)	17,297	—	(38,097)
Cash and cash equivalents at beginning of period	186,881	723	61,927	—	249,531
Cash and cash equivalents at end of period	$131,811	$399	$79,224	$—	$211,434

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$199,716	$295,417	$—	$495,133
COSTS AND EXPENSES
Costs applicable to sales(1)	—	149,223	202,269	—	351,492
Amortization	1,298	50,565	71,971	—	123,834
General and administrative	31,019	5	785	—	31,809
Exploration	2,592	7,819	5,546	—	15,957
Pre-development, reclamation, and other	532	2,958	16,529	—	20,019
Total costs and expenses	35,441	210,570	297,100	—	543,111
Fair value adjustments, net	1,008	1,835	(6,454)	—	(3,611)
Impairment of marketable securities	—	(4,614)	—	—	(4,614)
Interest income and other, net	2,921	(267)	(2,886)	(2,081)	(2,313)
Interest expense, net of capitalized interest	(28,557)	(660)	(9,844)	2,081	(36,980)
Total other income (expense), net	(24,628)	(3,706)	(19,184)	—	(47,518)
Loss before income and mining taxes	(60,069)	(14,560)	(20,867)	—	(95,496)
Income and mining tax (expense) benefit	1,076	(629)	18,203	—	18,650
Total loss after income and mining taxes	(58,993)	(15,189)	(2,664)	—	(76,846)
Equity income (loss) in consolidated subsidiaries	(17,853)	480	—	17,373	—
NET INCOME (LOSS)	$(76,846)	$(14,709)	$(2,664)	$17,373	$(76,846)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(1,487)	(1,451)	—	1,451	(1,487)
Reclassification adjustments for impairment of marketable securities	2,828	2,828	—	(2,828)	2,828
Reclassification adjustments for realized loss on sale of marketable securities	238	238	—	(238)	238
Other comprehensive income (loss)	1,579	1,615	—	(1,615)	1,579
COMPREHENSIVE INCOME (LOSS)	$(75,267)	$(13,094)	$(2,664)	$15,758	$(75,267)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$207,689	$369,458	$—	$577,147
COSTS AND EXPENSES
Costs applicable to sales(1)	—	142,434	219,816	—	362,250
Amortization	694	50,903	115,089	—	166,686
General and administrative	37,975	1,400	2,117	—	41,492
Exploration	1,169	5,167	10,584	—	16,920
Litigation settlement	—	32,046	—	—	32,046
Pre-development, reclamation, and other	—	2,166	9,730	—	11,896
Total costs and expenses	39,838	234,116	357,336	—	631,290
OTHER INCOME (EXPENSE), NET			.
Fair value adjustments, net	(1,593)	5,263	60,235	—	63,905
Impairment of marketable securities	(18,097)	—	—	—	(18,097)
Interest income and other, net	2,991	562	1,404	(2,473)	2,484
Interest expense, net of capitalized interest	(18,984)	(421)	(13,392)	2,473	(30,324)
Total other income (expense), net	(35,683)	5,404	48,247	—	17,968
Loss before income and mining taxes	(75,521)	(21,023)	60,369	—	(36,175)
Income and mining tax (expense) benefit	2,303	(1,584)	(33,579)	—	(32,860)
Total loss after income and mining taxes	(73,218)	(22,607)	26,790	—	(69,035)
Equity income (loss) in consolidated subsidiaries	4,183	—	—	(4,183)	—
NET INCOME (LOSS)	$(69,035)	$(22,607)	$26,790	$(4,183)	$(69,035)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(10,756)	—	—	—	(10,756)
Reclassification adjustments for impairment of marketable securities	18,097	—	—	—	18,097
Reclassification adjustments for realized loss on sale of marketable securities	136	—	—	—	136
Other comprehensive income (loss)	7,477	—	—	—	7,477
COMPREHENSIVE INCOME (LOSS)	$(61,558)	$(22,607)	$26,790	$(4,183)	$(61,558)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(80,218)	$35,612	$79,670	$17,373	52,437
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,329)	(21,420)	(21,327)	—	(44,076)
Purchase of short term investments and marketable securities	(49,994)	(429)	—	—	(50,423)
Sales and maturities of short term investments	—	3,399	14	—	3,413
Acquisitions	(12,004)	(4,075)	—	—	(16,079)
Other	—	4	57	—	61
Investments in consolidated subsidiaries	67,353	(480)	—	(66,873)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,026	(23,001)	(21,256)	(66,873)	(107,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	—	—	153,000
Payments on long-term debt, capital leases, and associated costs	(15,997)	(3,209)	(1,030)	—	(20,236)
Gold production royalty payments	—	—	(38,379)	—	(38,379)
Net intercompany financing activity	(20,018)	(5,314)	(24,168)	49,500	—
Other	(483)	—	—	—	(483)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	116,502	(8,523)	(63,577)	49,500	93,902
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,310	4,088	(5,163)	—	39,235
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$177,386	$5,079	$63,460	$—	$245,925

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(39,646)	$18,374	$128,531	$(4,183)	$103,076
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,268)	(37,831)	(33,655)	—	(72,754)
Purchase of short term investments and marketable securities	(2,906)	(65)	(5,051)	—	(8,022)
Sales and maturities of short term investments	2,874	65	3,432	—	6,371
Acquisitions	(113,214)	—	—	—	(113,214)
Other	(19)	443	739	—	1,163
Investments in consolidated subsidiaries	(7,671)	—	3,488	4,183	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(122,204)	(37,388)	(31,047)	4,183	(186,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,565)	(2,621)	(3,835)	—	(59,021)
Gold production royalty payments	—	—	(43,548)	—	(43,548)
Share repurchases	(27,552)	—	—	—	(27,552)
Net intercompany financing activity	(12,505)	21,634	(9,129)	—	—
Other	(505)	—	—	—	(505)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	206,873	19,013	(56,512)	—	169,374
NET CHANGE IN CASH AND CASH EQUIVALENTS	45,023	(1)	40,972	—	85,994
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$131,811	$399	$79,224	$—	$211,434

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,386	$5,079	$63,460	$—	$245,925
Investments	49,520			—	49,520
Receivables	79	10,274	57,246	—	67,599
Ore on leach pads	—	50,335	—	—	50,335
Inventory	—	44,000	83,985	—	127,985
Deferred tax assets	—	—	35,021	—	35,021
Prepaid expenses and other	8,072	5,412	6,490	—	19,974
	235,057	115,100	246,202	—	596,359
NON-CURRENT ASSETS
Property, plant and equipment, net	6,034	151,114	317,102	—	474,250
Mining properties, net	12,004	231,970	1,485,954	—	1,729,928
Ore on leach pads	—	41,547	—	—	41,547
Restricted assets	830	50	5,973	—	6,853
Marketable securities	—	9,162	—	—	9,162
Receivables	—	—	36,166	—	36,166
Debt issuance costs, net	10,315	—	—	—	10,315
Deferred tax assets	955		(250)	—	705
Net investment in subsidiaries	1,176,734	46,695	1,578,799	(2,802,228)	—
Other	55,949	9,105	320,439	(375,454)	10,039
TOTAL ASSETS	$1,497,878	$604,743	$3,990,385	$(3,177,682)	$2,915,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,187	$14,441	$33,604	$—	$49,232
Accrued liabilities and other	12,768	12,716	13,495	(1,097)	37,882
Debt	5,334	5,997	308,634	(308,232)	11,733
Royalty obligations	—	5,290	40,057	—	45,347
Reclamation	—	—	648	119	767
Deferred tax liabilities	—	847	1,011	—	1,858
	19,289	39,291	397,449	(309,210)	146,819
NON-CURRENT LIABILITIES
Debt	440,075	17,317	66,477	(66,125)	457,744
Royalty obligations	—	12,978	28,341	—	41,319
Reclamation	—	48,328	12,737	(119)	60,946
Deferred tax liabilities	30,846	1,618	484,251	—	516,715
Other long-term liabilities	3,192	474	25,875	—	29,541
Intercompany payable (receivable)	(657,764)	422,373	235,391	—	—
	(183,651)	503,088	853,072	(66,244)	1,106,265
STOCKHOLDERS’ EQUITY
Common stock	1,034	250	123,167	(123,417)	1,034
Additional paid-in capital	2,788,098	79,712	3,258,037	(3,337,749)	2,788,098
Accumulated deficit	(1,123,565)	(14,308)	(641,340)	655,648	(1,123,565)
Accumulated other comprehensive income (loss)	(3,327)	(3,290)	—	3,290	(3,327)
	1,662,240	62,364	2,739,864	(2,802,228)	1,662,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,497,878	$604,743	$3,990,385	$(3,177,682)	$2,915,324

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,076	$991	$68,623	$—	$206,690
Investments	—	—	—	—	—
Receivables	530	19,982	60,562	—	81,074
Ore on leach pads	—	50,495	—	—	50,495
Inventory	—	35,290	96,733	—	132,023
Deferred tax assets	—	—	35,008	—	35,008
Prepaid expenses and other	4,128	5,282	16,530	—	25,940
	141,734	112,040	277,456	—	531,230
NON-CURRENT ASSETS
Property, plant and equipment, net	5,980	143,118	337,175	—	486,273
Mining properties, net	—	235,537	1,515,964	—	1,751,501
Ore on leach pads	—	31,528	—	—	31,528
Restricted assets	830	50	6,134	—	7,014
Marketable securities	—	14,521	—	—	14,521
Receivables	—	—	36,574	—	36,574
Debt issuance costs, net	10,812	—	—	—	10,812
Deferred tax assets	955	—	234	—	1,189
Net investment in subsidiaries	1,242,480	46,215	1,578,799	(2,867,494)	—
Other	53,858	14,616	320,425	(373,563)	15,336
TOTAL ASSETS	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,963	$15,864	$36,020	$—	$53,847
Accrued liabilities and other	16,693	8,016	14,611	(1,054)	38,266
Debt	—	1,262	309,472	(308,229)	2,505
Royalty obligations	—	3,934	44,085	—	48,019
Reclamation	—	—	794	119	913
Deferred tax liabilities	—	—	1,011	—	1,011
	18,656	29,076	405,993	(309,164)	144,561
NON-CURRENT LIABILITIES
Debt	305,335	255	64,820	(64,280)	306,130
Royalty obligations	—	17,696	47,446	—	65,142
Reclamation	—	45,894	11,740	(119)	57,515
Deferred tax liabilities	37,095	1,618	517,533	—	556,246
Other long-term liabilities	2,467	544	22,806	—	25,817
Intercompany payable (receivable)	(637,471)	427,085	210,386	—	—
	(292,574)	493,092	874,731	(64,399)	1,010,850
STOCKHOLDERS’ EQUITY
Common stock	1,028	250	122,666	(122,916)	1,028
Additional paid-in capital	2,781,164	79,712	3,258,037	(3,337,749)	2,781,164
Accumulated deficit	(1,046,719)	401	(588,666)	588,265	(1,046,719)
Accumulated other comprehensive income (loss)	(4,906)	(4,906)	—	4,906	(4,906)
	1,730,567	75,457	2,792,037	(2,867,494)	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At September 30, 2014, approximately 10% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Kensington Production Royalty
On July 7, 1995, the Company's subsidiary, Coeur Alaska, Inc., acquired the 50% ownership interest of Echo Bay Exploration Inc., or Echo Bay, giving Coeur 100% ownership of the Kensington property. Coeur Alaska is obligated to pay Echo Bay, a subsidiary of Kinross Gold Corporation, a scaled net smelter return royalty on 1.0 million ounces of future gold production after Coeur Alaska recoups the $32.5 million purchase price and its construction and development expenditures incurred after July 7, 1995 in connection with placing the property into commercial production. The royalty ranges from 1% at gold prices of $400 per ounce to a maximum of 2.5% at gold prices above $475 per ounce, with the royalty to be capped at 1.0 million ounces of production. No royalty has been paid to date as the purchase price and construction and development costs have not been recouped.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico S.A. de C.V., in 1983. The Company is obligated to pay a net smelter royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty expense was nil due to silver prices below $23.60 per ounce for the three and nine months ended September 30, 2014, and nil and $1.0 million for the three and nine months ended September 30, 2013.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. Please see Note 10 -- Derivative Financial Instruments for further discussion on the royalty obligation.
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana will receive an aggregate $22.0 million deposit toward future deliveries under the gold stream agreement, payable in five quarterly payments beginning in the first quarter 2015.
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
Under lease and option agreements with several owners, Callahan was involved with the Akron Mine located in Gunnison County, Colorado from 1937-1960.  The United States Forest Service (“USFS”) made formal requests for information to Callahan regarding the site in December 2003, February 2007, March 2013, and November 2013.  Callahan timely responded to each request.  In August 2014, Callahan received a notice of potential CERCLA liability from the USFS regarding environmental contamination at the Akron Mine. Callahan and the USFS are currently in discussions regarding this matter.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively "the Company", "our", or "we"). We use certain non-GAAP financial performance measures in our MD&A such as costs applicable to sales, all-in sustaining costs, and adjusted net income. For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. We believe it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as other information we file with the Securities and Exchange Commission.
Overview
We are a large primary silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; development projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, and Chile. The Palmarejo, San Bartolomé, Kensington, and Rochester mines, each of which is operated by the Company, and Coeur Capital, primarily comprised of the Endeavor silver stream and other precious metal royalties, constitute our principal sources of revenues.
Our strategy is to discover, acquire, develop and operate low-cost silver and gold mines and acquire precious metal streaming and royalty interests that together produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities at existing operations, reducing operating and non-operating costs, consistent capital discipline, and efficient management of working capital.
Third Quarter Highlights

•	Metal sales of $170.4 million and royalty revenue of $0.6 million

•	Production of 8.2 million silver equivalent ounces, consisting of 4.3 million silver ounces and 64,989 gold ounces

•	Costs applicable to sales were $14.71 per silver equivalent ounce and $937 per gold ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $18.86 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses reduced to $8.5 million

•	Cash flow from operating activities of $31.3 million with ending balance of $295.4 million in cash, cash equivalents, and short-term investments

•	Adjusted net loss of $23.5 million or $0.23 per share (see "Non-GAAP Financial Performance Measures")

•	Capital expenditures of $16.8 million

•	Terminated the Palmarejo gold production royalty, effective upon completion of the minimum ounce delivery requirement, and sold a new gold stream for 50% of then-remaining Palmarejo gold production
Consolidated Performance
Net income was $3.5 million for the three months ended September 30, 2014 compared to Net loss of $46.3 million for the three months ended September 30, 2013.  Net income for the three months ended September 30, 2014 is primarily due to favorable fair value adjustments and foreign currency revaluation of deferred taxes, lower amortization, and lower general and administrative expense, partly offset by lower average realized silver and gold prices and costs applicable to sales per ounce in 2013.
The Company produced 4.3 million ounces of silver and 64,989 ounces of gold in the three months ended September 30, 2014, compared to 4.2 million ounces of silver and 63,040 ounces of gold in the three months ended September 30, 2013. Silver production increased in the three months ended September 30, 2014 due to higher recoveries and tons placed at Rochester, partly offset by lower mill throughput and silver grade at Palmarejo. Gold production increased in the three months ended September 30, 2014 due to higher grade at Kensington and higher recoveries at Rochester, partly offset by lower throughput at Palmarejo.
Costs applicable to sales were $14.71 per silver equivalent ounce and $937 per gold ounce for the three months ended September 30, 2014, compared to $13.82 per silver equivalent ounce and $894 per gold ounce for the three months ended September 30, 2013. Costs applicable to sales per silver equivalent ounce increased in the three months ended September 30, 2014 due to higher unit costs at Palmarejo primarily due to a $1.6 million inventory adjustment ($0.26 per ounce) to net realizable value, partly offset by lower mining and milling costs at Rochester. Costs applicable to sales per gold ounce increased in the three months ended September 30, 2014 primarily due to a $1.8 million inventory adjustment ($48 per gold ounce) to net realizable value at Kensington.
Net loss was $76.8 million for the nine months ended September 30, 2014 compared to Net loss of $69.0 million for the nine months ended September 30, 2013.  The higher Net loss in the nine months ended September 30, 2014 is primarily due to unfavorable fair value adjustments and lower average realized silver and gold prices, partially offset by lower general and administrative expense and the Rochester claims settlement in 2013.
The Company produced 12.9 million ounces of silver and 184,850 ounces of gold in the nine months ended September 30, 2014, compared to 12.6 million ounces of silver and 179,502 ounces of gold in the nine months ended September 30, 2013. Silver production increased in the nine months ended September 30, 2014 due to higher recoveries and tons placed at Rochester, partly offset by lower mill throughput and grade at Palmarejo. Gold production increased in the nine months ended September 30, 2014 due to higher mill throughput at Kensington.
Costs applicable to sales were $14.10 per silver equivalent ounce and $977 per gold ounce in the nine months ended September 30, 2014, compared to $14.28 per silver equivalent ounce and $996 per gold ounce in the nine months ended September 30, 2013. Costs applicable to sales per silver equivalent ounce decreased in the nine months ended September 30, 2014 due to lower unit costs at Rochester and San Bartolomé, partly offset by higher unit costs at Palmarejo. Costs applicable to sales per gold ounce decreased in the nine months ended September 30, 2014 due to higher production at Kensington.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Silver ounces produced(2)	4,338,484	4,182,976	12,876,643	12,610,295
Gold ounces produced(2)	64,989	63,040	184,850	179,502
Silver equivalent ounces produced(1)	8,237,824	7,965,376	23,967,643	23,380,415
Silver ounces sold(2)	4,251,904	4,852,235	12,716,919	13,117,928
Gold ounces sold(2)	69,541	75,676	189,869	190,832
Silver equivalent ounces sold(1)	8,424,364	9,392,795	24,109,059	24,567,848
Average realized price per silver ounce	$19.46	$21.11	$19.76	$23.88
Average realized price per gold ounce	$1,260	$1,300	$1,272	$1,383
Costs applicable to sales per silver equivalent ounce(3) (excluding Kensington)	$14.71	$13.82	$14.10	$14.28
Costs applicable to sales per gold ounce(3) (Kensington)	$937	$894	$977	$996
All-in sustaining costs per silver equivalent ounce(3)	$18.86	$19.83	$19.33	$20.16

(1)	Silver equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)
Payable basis. Production before smelter losses was 4,358,073 and 4,203,413 silver ounces and 65,998 and 63,766 gold ounces for the three months ended September 30, 2014 and 2013, respectively. Sales before smelter losses were 4,273,086 and 4,873,897 silver ounces and 70,443 and 76,466 gold ounces for the three months ended September 30, 2014 and 2013, respectively. Production before smelter losses was 12,936,199 and 12,671,584 silver ounces and 186,821 and 181,437 gold ounces for the nine months ended September 30, 2014 and 2013, respectively. Sales before smelter losses were 12,775,441 and 13,178,701 silver ounces and 191,880 and 191,781 gold ounces for the nine months ended September 30, 2014 and 2013, respectively.

(3)	See "Non-GAAP Financial Performance Measures."
Consolidated Financial Results

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Revenue
Metal sales decreased by $30.4 million, or 15.2%, to $170.4 million due to lower silver and gold ounces sold and lower average realized silver and gold prices. The Company sold 4.3 million silver ounces and 69,541 gold ounces, compared to sales of 4.9 million silver ounces and 75,676 gold ounces. The Company realized average silver and gold prices of $19.46 per ounce and $1,260 per ounce, respectively, compared with average realized prices of $21.11 per ounce and $1,300 per ounce, respectively. Silver contributed 49% of sales and gold contributed 51%, compared to 51% of sales from silver and 49% from gold. Royalty revenue was $0.6 million higher due to the creation of Coeur Capital and its acquisition of Global Royalty Corp. in the fourth quarter of 2013.

Costs Applicable to Sales
Costs applicable to sales decreased by $5.9 million, or 4.5%, to $125.9 million. The decrease in costs applicable to sales is primarily due to lower silver and gold ounces sold, partly offset by unfavorable inventory adjustments to net realizable value at Palmarejo and Kensington. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $18.1 million, or 30.1%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 impairment charges at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses decreased $7.7 million, or 47.6%, primarily due to lower consulting and professional fees and relocation costs incurred in 2013.
Exploration expense increased by $3.3 million to $6.6 million, primarily as a result of higher exploration at Palmarejo and Kensington based on the Company's successful efforts to discover new silver and gold mineralization.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, reflected a gain of $15.0 million compared to a loss of $21.5 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% net smelter royalty obligation.
Interest income and other, net increased by $1.5 million to an expense of $0.2 million, compared to expense of $1.7 million, primarily due to lower import taxes at Palmarejo.
Interest expense (net of capitalized interest of $0.4 million) increased to $11.6 million from $9.7 million primarily due to the March 2014 issuance of an additional $150 million of Senior Notes.
Income and Mining Taxes
The Company reported an income and mining tax benefit of approximately $16.6 million compared to income and mining tax benefit of $2.1 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30, 2014		Three months ended September 30, 2013
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(14,954)	$739	$(33,250)	$5,259
Argentina	(935)	1,539	(2,092)	6
Mexico	(283)	17,003	(18,969)	1,885
Bolivia	3,199	(2,969)	4,842	(4,598)
Other jurisdictions	(144)	271	1,146	(494)
	$(13,117)	$16,583	$(48,323)	$2,058

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

In the fourth quarter of 2013, the Company changed its position regarding the accumulated earnings and basis difference with respect to its investment in its Coeur Mexicana mining operations, concluding they were permanently reinvested. The Company continues to maintain this position. In periods prior to the quarter ended December 31, 2013, it was the Company's position that such earnings were not permanently reinvested. Therefore, for the three months ended September 30, 2014, no provision has been made for income taxes attributable to the Company's investment in Coeur Mexicana. For the three months ended September 30, 2013, the impact of a provision for tax benefit for this item of $6.1 million is reflected.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Revenue
Metal sales decreased by $84.4 million, or 14.6%, to $492.7 million due to lower average realized silver and gold prices and lower silver and gold ounces sold. The Company sold 12.7 million silver ounces and 189,869 gold ounces, compared to sales of 13.1 million silver ounces and 190,832 gold ounces. The Company realized average silver and gold prices of $19.76 per ounce and $1,272 per ounce, respectively, compared with average realized prices of $23.88 per ounce and $1,383 per ounce, respectively. Silver contributed 51% of sales and gold contributed 49%, compared to 54% of sales from silver and 46% from gold. Royalty revenue increased $2.4 million due to the creation of Coeur Capital and its acquisition of Global Royalty Corp. in the fourth quarter of 2013.
Costs Applicable to Sales
Costs applicable to sales decreased by $10.8 million, or 3.0%, to $351.5 million. The decrease in costs applicable to sales is primarily due to lower unit costs at San Bartolomé, Rochester, and Kensington, as well as lower silver and gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $42.9 million, or 25.7%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 impairment charges at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses decreased $9.7 million, or 23.3%, primarily due to lower consulting and professional fees and relocation costs incurred in 2013.
Exploration expense decreased by $1.0 million, or 5.7%, to $16.0 million primarily as a result of reduced exploration activity near the Company’s Joaquin project in Argentina, partly offset by higher exploration at Kensington. A total of 368,000 feet of combined core and reverse circulation drilling was completed to discover new silver and gold mineralization.
The $32.0 million Litigation settlement in 2013 relates to the settlement of the Rochester claims dispute. In connection with the settlement, Coeur Rochester acquired all mining claims in dispute in exchange for a one-time $10.0 million cash payment and granting a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces from the Rochester mine beginning January 1, 2014.
Pre-development, reclamation, and other expenses increased 68.3% to $20.0 million, primarily due to La Preciosa feasibility study costs.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, reflected a loss of $8.2 million compared to a gain of $45.8 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% net smelter royalty obligation.
Interest income and other, net decreased by $4.8 million to expense of $2.3 million, compared to income of $2.5 million, primarily due to the sale of various assets in 2013.
Interest expense (net of capitalized interest of $0.9 million) increased to $37.0 million from $30.3 million primarily due to the March 2014 issuance of an additional $150 million 7.875% Senior Notes due 2021 and write-off of the Revolving Credit Agreement costs.

Income and Mining Taxes
The Company reported an income and mining tax benefit of approximately $18.7 million compared to income and mining tax expense of $32.9 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(75,168)	$447	$(95,146)	$718
Argentina	(3,828)	5,622	(9,073)	(38)
Mexico	(28,999)	20,831	39,787	(17,586)
Bolivia	11,848	(7,937)	26,470	(13,482)
Other jurisdictions	651	(313)	1,787	(2,472)
	$(95,496)	$18,650	$(36,175)	$(32,860)

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

In the fourth quarter of 2013, the Company changed its position regarding the accumulated earnings and basis difference with respect to its investment in its Coeur Mexicana mining operations, concluding they were permanently reinvested. In periods prior to the quarter ended December 31, 2013, it was the Company's position that such earnings were not permanently reinvested. The Company continues to maintain this position. Therefore, for the nine months ended September 30, 2014, no provision has been made for income taxes attributable to the Company's investment in Coeur Mexicana. For the nine months ended September 30, 2013, the impact of a provision for tax benefit for this item of $4.7 million is reflected.
Results of Operations
Palmarejo

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Tons milled	518,212	583,365	1,624,275	1,726,857
Silver ounces produced	1,532,607	1,917,850	5,114,237	5,609,215
Gold ounces produced	22,514	29,893	71,436	81,049
Silver equivalent ounces produced	2,883,447	3,711,430	9,400,397	10,472,155
Costs applicable to sales/oz(1)	$15.22	$13.66	$14.18	$14.06
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Silver equivalent production decreased due primarily to lower mill throughput. Metal sales were $61.4 million, or 36% of Coeur's metal sales, compared with $104.5 million, or 52% of Coeur's metal sales. Costs applicable to sales per ounce increased due to lower production, a $1.6 million ($0.53 per ounce) inventory adjustment to net realizable value as a result of lower metal prices, and higher milling costs. Amortization decreased to $16.5 million compared to $33.5 million due to lower amortizable mineral interests and mining equipment. Capital expenditures decreased to $5.9 million compared to $10.3 million.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Silver equivalent production decreased due primarily to lower mill throughput. Metal sales were $201.8 million, or 41% of Coeur's metal sales, compared with $248.2 million, or 43% of Coeur's metal sales. Costs applicable to sales per ounce were mostly unchanged. Amortization decreased to $53.2 million compared to $97.6 million due to lower amortizable mineral interests and mining equipment. Capital expenditures decreased to $15.2 million compared to $24.8 million.
Rochester

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Tons placed	3,892,421	2,678,906	10,862,864	7,742,330
Silver ounces produced	1,156,060	595,268	3,018,660	2,086,702
Gold ounces produced	11,702	4,824	29,124	22,971
Silver equivalent ounces produced	1,858,180	884,708	4,766,100	3,464,962
Costs applicable to sales/oz(1)	$14.80	$15.83	$14.58	$15.26
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Silver equivalent production increased as a result of higher gold grade, higher tons placed, and timing of recoveries. Metal sales were $32.4 million, or 19% of Coeur’s metal sales, compared with $24.3 million, or 12% of Coeur's metal sales. Costs applicable to sales per ounce decreased 7% due to lower mining costs, partly offset by higher leaching costs. Amortization was $5.4 million compared to $2.5 million due to higher production from the Stage III leach pad. Capital expenditures decreased to $4.2 million compared to $12.3 million due to the Stage III leach pad expansion in 2013.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Silver equivalent production increased as a result of higher tons placed, timing of recoveries, and higher silver and gold grade. Metal sales were $87.7 million, or 18% of Coeur’s metal sales, compared with $98.6 million, or 17% of Coeur's metal sales. Costs applicable to sales per ounce decreased 4% due to lower maintenance and royalty costs, partially offset by higher leaching costs. Amortization was $14.8 million compared to $6.4 million due to higher production from the Stage III leach pad. Capital expenditures decreased to $9.1 million compared to $22.2 million due to the Stage III leach pad expansion in 2013.

Kensington

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Tons milled	145,097	147,427	468,543	404,471
Gold ounces produced	30,773	28,323	84,290	75,482
Costs applicable to sales/oz(1)	$937	$894	$977	$996
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Gold production increased due to higher grade, slightly offset by lower mill throughput. Metal sales were $45.9 million, or 27% of Coeur's metal sales, compared with $38.9 million, or 19% of Coeur’s metal sales. Costs applicable to sales per ounce increased due to a $1.8 million ($48 per gold ounce) adjustment to the net realizable value of inventory as a result of lower metal prices. Amortization was $12.9 million compared to $18.1 million due to lower amortizable mineral interests and mining equipment. Capital expenditures decreased to $3.6 million compared to $4.9 million.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Gold production increased due to significantly higher mill throughput. Metal sales were $111.0 million, or 23% of Coeur's metal sales, compared to $109.1 million, which represented 19% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production and lower contracted services. Amortization was $35.2 million compared to $44.5 million due to lower amortizable mineral interests and mining equipment. Capital expenditures decreased to $12.3 million compared to $15.7 million.

San Bartolomé

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Tons milled	471,938	428,884	1,295,287	1,228,179
Silver ounces produced	1,509,007	1,528,035	4,345,436	4,442,396
Costs applicable to sales/oz(1)	$14.22	$13.25	$14.00	$14.40
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Silver production decreased due to lower grade, mostly offset by higher mill throughput. Silver sales were $28.4 million, or 17% of Coeur's metal sales, compared with $28.8 million, or 14% of Coeur's metal sales. Costs applicable to sales per ounce increased as a result of lower production and higher milling costs. Amortization was $5.1 million compared to $4.8 million. Capital expenditures decreased to $2.8 million compared to $4.2 million.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Silver production decreased due to lower grade, mostly offset by higher mill throughput. Silver sales were $85.0 million, or 17% of Coeur's metal sales, compared with $111.2 million, or 19% of Coeur's metal sales. Costs applicable to sales per ounce decreased as a result of lower royalty and overhead costs. Amortization was $14.4 million compared to $14.3 million. Capital expenditures decreased to $5.9 million compared to $7.8 million.

Coeur Capital

	Three months ended September 30,		Nine months ended September 30,
Endeavor Silver Stream	2014	2013	2014	2013
Tons milled	199,757	197,237	578,514	590,273
Silver ounces produced	140,810	141,823	398,310	471,982
Costs applicable to sales/oz(1)	$7.71	$10.09	$7.90	$9.89
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Metal sales were $2.4 million compared to $4.3 million. Silver production decreased slightly due to lower grade, mostly offset by higher mill throughput. Royalty revenue was $0.6 million compared to nil primarily due to the acquisition of Global Royalty Corp. in December 2013. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Amortization was $1.6 million compared to $0.9 million due to depletion of royalty interests.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Metal sales were $7.2 million compared to $10.8 million. Silver production decreased due to lower grade and mill throughput. Royalty revenue was $2.4 million compared to nil primarily due to the acquisition of Global Royalty Corp. in December 2013. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator, partly offset by higher refining charges. Amortization was $4.7 million compared to $3.0 million due to depletion of royalty interests.
Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2014 was $31.3 million compared to $26.8 million for the three months ended September 30, 2013, due to the continued ramp-up of production at Rochester and favorable changes in current assets and liabilities, partly offset by lower realized silver and gold prices and lower ounces sold.
Net cash provided by operating activities for the nine months ended September 30, 2014 was $52.4 million compared to $103.1 million for the nine months ended September 30, 2013, due to lower average realized silver and gold prices, lower silver and gold ounces sold, and an increase in ore on leach pads, partly offset by lower costs applicable to sales per silver and gold ounce.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2014	2013	2014	2013
Cash flow before changes in operating assets and liabilities	$15,057	$37,307	$40,337	$110,461
Changes in operating assets and liabilities:
Receivables and other current assets	7,446	(2,132)	18,297	6,515
Prepaid expenses and other	3,871	(14,306)	(687)	(13,894)
Inventories	9,698	11,592	(5,821)	22,582
Accounts payable and accrued liabilities	(4,806)	(5,657)	311	(22,588)
CASH PROVIDED BY OPERATING ACTIVITIES	$31,266	$26,804	$52,437	$103,076
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended September 30, 2014 was $29.8 million compared to $35.4 million for the three months ended September 30, 2013, due to lower capital expenditures, partly offset by the purchase of net smelter royalties. The Company spent $16.8 million on capital expenditures in the three months ended September 30, 2014 compared to $32.7 million in the three months ended September 30, 2013. Capital expenditures in the three months ended September 30, 2014 were primarily related to underground development of Guadalupe at Palmarejo as well as Kensington and plant improvements at San Bartolomé, compared to the Stage III Rochester expansion and underground development at Palmarejo and Kensington in the three months ended September 30, 2013.
Net cash used in investing activities for the nine months ended September 30, 2014 was $107.1 million compared to $186.5 million in the nine months ended September 30, 2013, primarily due to lower capital expenditures and the acquisition of Orko Silver Corporation in 2013, partly offset by purchases of short-term investments and the purchase of net smelter royalties in 2014. The Company spent $44.1 million on capital expenditures in the nine months ended September 30, 2014, compared with $72.8 million in the nine months ended September 30, 2013. Capital expenditures in the nine months ended September 30, 2014 were primarily related to underground development at Palmarejo and Kensington, plant improvements at San Bartolomé, and resource definition at Rochester, compared to the Stage III Rochester expansion and underground development at Palmarejo and Kensington in the nine months ended September 30, 2013.
Cash Used in Financing Activities
Net cash used in financing activities for the three months ended September 30, 2014 was $24.7 million compared to $29.5 million for the three months ended September 30, 2013, primarily due to the effect of lower gold prices on Palmarejo gold production royalty payments and $15.0 million of common stock repurchases in 2013, partly offset by the repurchase of $12.6 million of Senior Notes.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $93.9 million compared to $169.4 million for the nine months ended September 30, 2013. The decrease in cash provided by financing activities is primarily the result of the follow-on offering of $150 million of Senior Notes, partly offset by the repurchase of $12.6 million of Senior Notes, in the nine months ended September 30, 2014 compared to the original offering of $300 million of Senior Notes in the nine months ended September 30, 2013, partly offset by the repurchase of $43.3 million of Convertible Notes and $27.6 million of common stock repurchases in the nine months ended September 30, 2013.
Other Liquidity Matters

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

The Company asserts that its earnings from the Palmarejo operation are permanently reinvested. Therefore, no provision has been made for United States federal and state income taxes on the Company's tax basis differences in Mexico, which primarily relate to accumulated foreign earnings that have been reinvested and are expected to be reinvested outside the United States indefinitely. The Company does not believe that the amounts permanently reinvested will have a material impact on liquidity.

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements relating to the Company's business, including growth strategies, tax positions, and initiatives to discover, acquire, develop and operate low-cost silver and gold mines and acquire precious metal streaming and royalty interests, generate returns, generate and maximize cash flow, manage metals price and foreign currency risk, reduce costs, enhance revenue, demonstrate capital discipline and manage working capital. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “will,” “plan,” “projects,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include: (i) the risk factors set forth below under Part II, Item 1A and in the "Risk Factors" section of the 2013 10-K and the risks and uncertainties discussed in this MD&A; (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages, (vi) the uncertainties inherent in the estimation of gold and silver ore reserves and future production, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the absence of control over mining operations in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks and changes in mine plans and project parameters); (x) the loss of any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance any debt.  Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles ("GAAP"). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company's operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts.

Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

In thousands except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,466	$(46,265)	$(76,846)	$(69,035)
Fair value adjustments, net	(13,026)	16,062	1,299	(45,840)
Stock-based compensation	2,417	356	7,175	2,979
Impairment of marketable securities	1,092	870	4,614	18,097
Accretion of royalty obligation	1,374	2,023	4,984	7,489
Litigation settlement	—	—	—	32,046
Loss on Revolving Credit Facility termination	—	—	3,035	—
Foreign exchange (gain) loss on deferred taxes	(18,801)	(30)	(18,795)	124
Adjusted net income (loss)	$(23,478)	$(26,984)	$(74,534)	$(54,140)

Adjusted net income (loss) per share	$(0.23)	$(0.27)	$(0.73)	$(0.56)
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales ("CAS") and All-in sustaining costs (“AISC") to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and assessing our operating performance and ability to generate free cash flow from operations. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces (silver to gold ratio of 60:1) best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.
Three Months Ended September 30, 2014

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$62,481	$25,564	$29,077	$1,998	$119,120	$47,555	$166,675
Amortization	16,493	5,117	5,359	909	27,878	12,887	40,765
Costs applicable to sales	$45,988	$20,447	$23,718	$1,089	$91,242	$34,668	$125,910
Silver equivalent ounces sold	3,021,448	1,438,409	1,602,676	141,291	6,203,824
Gold ounces sold						37,009
Costs applicable to sales per ounce	$15.22	$14.22	$14.80	$7.71	$14.71	$937

Treatment and refining costs							1,425
Sustaining capital							12,239
General and administrative							8,515
Exploration							6,587
Reclamation							2,041
Project/pre-development costs							2,154
All-in sustaining costs							$158,871
Silver equivalent ounces sold							6,203,824
Kensington silver equivalent ounces sold							2,220,540
Consolidated silver equivalent ounces sold							8,424,364
All-in sustaining costs per silver equivalent ounce							$18.86

Three Months Ended September 30, 2013

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$100,314	$22,461	$20,456	$2,769	$146,000	$45,570	$191,570
Amortization	33,475	4,788	2,518	898	41,679	18,086	59,765
Costs applicable to sales	$66,839	$17,673	$17,938	$1,871	$104,321	$27,484	$131,805
Silver equivalent ounces sold	4,894,600	1,334,066	1,133,504	185,505	7,547,675
Gold ounces sold						30,752
Costs applicable to sales per ounce	$13.66	$13.25	$15.83	$10.09	$13.82	$894

Treatment and refining costs							2,408
Sustaining capital							27,978
General and administrative							16,240
Exploration							3,305
Reclamation							968
Project/pre-development costs							3,546
All-in sustaining costs							$186,250
Silver equivalent ounces sold							7,547,675
Kensington silver equivalent ounces sold							1,845,120
Consolidated silver equivalent ounces sold							9,392,795
All-in sustaining costs per silver equivalent ounce							$19.83

Nine Months Ended September 30, 2014

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$192,309	$74,472	$77,641	$5,835	$350,257	$121,579	$471,836
Amortization	53,196	14,430	14,835	2,721	85,182	35,162	120,344
Costs applicable to sales	$139,113	$60,042	$62,806	$3,114	$265,075	$86,417	$351,492
Silver equivalent ounces sold	9,811,669	4,289,817	4,307,934	394,259	18,803,679
Gold ounces sold						88,423
Costs applicable to sales per ounce	$14.18	$14.00	$14.58	$7.90	$14.10	$977

Treatment and refining costs							3,943
Sustaining capital							42,642
General and administrative							31,809
Exploration							15,957
Reclamation							5,918
Project/pre-development costs							14,153
All-in sustaining costs							$465,914
Silver equivalent ounces sold							18,803,679
Kensington silver equivalent ounces sold							5,305,380
Consolidated silver equivalent ounces sold							24,109,059
All-in sustaining costs per silver equivalent ounce							$19.33

Nine Months Ended September 30, 2013

	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$246,417	$80,417	$67,591	$7,825	$402,250	$125,734	$527,984
Amortization	97,641	14,252	6,360	2,950	121,203	44,531	165,734
Costs applicable to sales	$148,776	$66,165	$61,231	$4,875	$281,047	$81,203	$362,250
Silver equivalent ounces sold	10,578,100	4,593,939	4,011,623	492,866	19,676,528
Gold ounces sold						81,522
Costs applicable to sales per ounce	$14.06	$14.40	$15.26	$9.89	$14.28	$996

Treatment and refining costs							5,434
Sustaining capital							58,569
General and administrative							41,492
Exploration							16,920
Reclamation							2,808
Project/pre-development costs							7,909
All-in sustaining costs							$495,382
Silver equivalent ounces sold							19,676,528
Kensington silver equivalent ounces sold							4,891,320
Consolidated silver equivalent ounces sold							24,567,848
All-in sustaining costs per silver equivalent ounce							$20.16

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
At September 30, 2014, the Company had outstanding provisionally priced sales of 0.1 million ounces of silver and 32,879 ounces of gold at prices of $18.87 and $1,253, respectively. For a 10% change in realized silver price, revenue would vary (plus or minus) approximately $0.2 million and for a 10% change in realized gold price, revenue would vary (plus or minus) approximately $4.1 million. At December 31, 2013, the Company had outstanding provisionally priced sales consisting of 0.2 million ounces of silver and 30,780 ounces of gold at prices of $20.98 and $1,259, respectively.
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
During the nine months ended September 30, 2014 and 2013, the Company entered into forward foreign currency exchange contracts as well as call and put option contracts, also referred to as collars, to reduce the foreign exchange risk associated with forecasted Mexican peso (“MXN”) operating costs at its Palmarejo mine and development costs at La Preciosa.
At September 30, 2014, the Company had outstanding collars on $15.0 million with a weighted-average strike price of 12.65 MXN for the floor and 14.83 MXN for the ceiling. The Company had an asset related to these contracts with a fair value of nil at September 30, 2014. A 10% increase or decrease in the MXN rate at September 30, 2014 would result in gains of $0.1 million or $0.7 million on settlement, respectively.
The Company recorded $0.1 million of mark-to-market losses and mark-to-market gains of $0.1 million for the three months ended September 30, 2014 and 2013, respectively, on the MXN forward contracts and collars. For the nine months ended September 30, 2014 and 2013, the Company recorded mark-to-market gains of $0.9 million and losses of $1.4 million, respectively, on MXN forward contracts and collars. These mark-to-market adjustments are reflected in Fair value adjustments, net.

Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into the gold production royalty transaction with a subsidiary of Franco-Nevada Corporation. Pursuant to an October 2, 2014 agreement between the parties, the royalty transaction terminates when payments have been made on a total of 400,000 ounces of gold. As of September 30, 2014, a total of 97,416 ounces of gold remain outstanding under the minimum royalty obligation. The price volatility associated with the minimum royalty obligation is considered an embedded derivative financial instrument under U.S. GAAP.
The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 7.8% and 5.7% at September 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivative at September 30, 2014 and December 31, 2013 was a liability of $30.3 million and $40.3 million, respectively. For the three months ended September 30, 2014 and 2013, the mark-to-market adjustments were gains of $8.7 million and losses of $15.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the mark-to-market adjustments were losses of $6.6 million and gains of $60.2 million, respectively. For the three months ended September 30, 2014 and 2013, realized losses on settlement of the liabilities were $5.0 million and $5.6 million, respectively. For the nine months ended September 30, 2014 and 2013, realized losses on settlement of the liabilities were $16.6 million and $22.9 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net in the Consolidated Statements of Comprehensive Income (Loss).
The Company used an implicit interest rate of 30.5% to discount the original obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three and nine months ended September 30, 2014 and 2013 of $2.5 million, $4.0 million, $8.6 million and $12.2 million, respectively. At September 30, 2014 and December 31, 2013, the remaining minimum obligation under the royalty agreement was $38.1 million and $51.2 million, respectively.
A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at September 30, 2014 to vary by approximately $10.5 million.
Gold and Silver Put Options
At September 30, 2014, the Company has outstanding put spread contracts on 2,500,000 ounces of silver and 49,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads are $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads are $1,200 and $1,050, respectively.
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
The put spread contracts are generally net cash settled and expire during the remainder of 2014 and the first quarter of 2015. At September 30, 2014, the fair market value of the put spreads was a net asset of $3.6 million. A 10% increase or decrease in the price of silver and gold at September 30, 2014 would result in a loss of $3.6 million or a gain of $10.2 million on settlement, respectively.
At December 31, 2013, the Company had outstanding put options allowing it to net settle 25,000 ounces of gold and 1,250,000 ounces of silver at weighted average prices of $1,150 per ounce and $17.00 per ounce, respectively, if the market price of gold or silver were to average less than the strike price during the contract period. At December 31, 2013, the fair market value of these contracts was a net asset of $0.1 million. During the three months ended September 30, 2014 and 2013, the Company recorded unrealized gains of $3.1 million and unrealized losses of $3.1 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized realized losses of $0.9 million and $0.4 million resulting from expiring contracts during the three months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014 and 2013, the Company recorded unrealized gains of $0.2 million and unrealized gains of $7.5 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized realized losses of $1.3 million and $1.4 million resulting from expiring contracts during the nine months ended September 30, 2014 and 2013, respectively.
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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

The information contained in Note 19 -- Commitments and Contingencies in the notes to the consolidated financial statements included in this quarterly report is incorporated herein by reference.
Item 1A. Risk Factors

Item 1A (Risk Factors) of the 2013 10-K and of the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 set forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

10.1
Supplemental Incentive Agreement dated July 30, 2014 between the Company and Mitchell J. Krebs (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 1, 2014).**

10.2
Amended and Restated Employment Agreement dated July 30, 2014 between the Company and Mitchell J. Krebs (Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 1, 2014).**

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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Changes in Stockholders' Equity
**    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 5, 2014	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	November 5, 2014	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 5, 2014	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)