Form 10-K
period 2014-12-31
Coeur Mining, Inc.
filed 2015-02-20
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8641
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-0109423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
104 S. Michigan Ave. Suite 900 Chicago, IL (Address of principal executive offices)	60603 (Zip Code)
Registrant’s telephone number, including area code: (312) 489-5800
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Warrants Exercisable for Common Stock (expiring April 16, 2017)	New York Stock Exchange/Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
$945,619,031

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 19, 2015, 103,342,296 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur”,“the Company”, or "we") is a large silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; a silver streaming interest in Australia; and exploration projects in Mexico and Argentina. The Company operates the Palmarejo mine, San Bartolomé mine, Kensington mine, and Rochester mine and also owns Coeur Capital, which is primarily comprised of the Endeavor silver stream, other precious metal royalties, and strategic investments.  The Company’s principal sources of revenue are its operating mines and the Endeavor silver stream.
Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d'Alene Mines Corporation. On May 16, 2013, Coeur changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), which has operated the underground and surface Palmarejo silver and gold complex in Mexico since 2009. Palmarejo produced 6.6 million ounces of silver and 86,673 ounces of gold in 2014. The Company controls a large land position around its existing operations. In 2009, Coeur Mexicana entered into a gold production royalty with Franco-Nevada Corporation covering 50% of the Palmarejo life of mine gold production. In 2014, Coeur Mexicana terminated the gold production royalty effective upon completion of the minimum ounce delivery requirement and subsequently entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation. In December 2014, the Company announced the acquisition of Paramount Gold and Silver Corp. ("Paramount"), which owns the San Miguel project that is adjacent to Coeur's Palmarejo mine. The transaction is expected to close in the second quarter of 2015.

•
Coeur owns 100% of Coeur Rochester, Inc. ("Coeur Rochester"), which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. Rochester produced 4.2 million ounces of silver and 44,888 ounces of gold in 2014. Coeur Rochester is obligated to pay a 3.4% net smelter returns ("NSR") royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine effective in 2014.

•
Coeur owns 100% of Empresa Minera Manquiri S.A. ("Manquiri"), a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in 2008. San Bartolomé produced 5.9 million ounces of silver in 2014.

•
Coeur owns 100% of Coeur Alaska, Inc. ("Coeur Alaska"), which owns the Kensington mine, an underground gold mine located north of Juneau, Alaska. The Kensington mine began commercial production in 2010. Kensington produced 117,823 ounces of gold in 2014.

•
Coeur owns 100% of Coeur Capital, Inc. (“Coeur Capital”), which holds the Company's streaming and royalty interests, along with its portfolio of strategic equity investments. The Endeavor silver stream, acquired in 2005 for $44.0 million, consists of all silver production and reserves (up to 20.0 million payable ounces) at the Endeavor mine in New South Wales, Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”). The Endeavor mine is an underground zinc, lead and silver mine, which has been in production since 1983. Endeavor produced 0.6 million ounces of silver in 2014. At December 31, 2014, the Company has received a total of 5.4 million ounces under the streaming agreement.

Coeur Capital also holds a tiered royalty on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% NSR royalty, a 1.5% NSR royalty on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, a 2.0% NSR royalty on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and other non-producing royalties.

•	Another Coeur subsidiary owns an 80% interest in a 2.5% royalty on Newmont Mining Corporation's Correnso mine in New Zealand.

•
Coeur owns 100% of the La Preciosa silver-gold exploration project in Durango state, Mexico. In 2014, the Company announced results of a feasibility study for the project and has deferred construction activities based on its disciplined capital deployment philosophy and commitment to retaining a flexible, liquid balance sheet.

•
Coeur owns 100% of the Joaquin silver and gold exploration project located in the Santa Cruz province of southern Argentina. The Company commenced exploration of this large property located north of the Company's Martha silver mine in 2007 and has since defined silver and gold mineralization in two deposits.

•	In January 2015, the Company announced the acquisition of the Wharf gold mine located near Lead, South Dakota. The transaction is expected to close in the first quarter of 2015.

•	Coeur owns 100% of Coeur Argentina S.R.L., which operated the Martha mine located in Argentina through 2012.
The Company also has interests in exploration stage properties located in the United States, Chile, Argentina, Bolivia, and Mexico with no mineable ore reserves.
SILVER AND GOLD PRICES
The Company’s operating results are substantially dependent upon the market prices of silver and gold, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (fixing price as reported by the London Bullion Market Association) and gold (PM fixing price as reported by London Gold Market Fixing Limited) per ounce during the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	High	Low	High	Low	High	Low
Silver	$22.05	$15.28	$32.23	$18.61	$37.23	$26.67
Gold	$1,385	$1,142	$1,694	$1,192	$1,792	$1,540
MARKETING
All of the Company's mining operations produce silver and gold in doré form except the Kensington mine which produces a gold concentrate. The Endeavor mine, in which Coeur Capital holds a silver stream, produces lead and zinc concentrates with a high silver content, from which the Company recovers its payable silver ounces. The Company refines its precious metals doré and concentrates using a geographically diverse group of third party refiners and smelters in the United States, Switzerland, China, and Japan.
The Company's doré is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has seven trading counterparties and the sales of metals to these companies amounted to approximately 63%, 72%, and 91% of total metal sales for the years ended December 31, 2014, 2013, and 2012, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
The Company's concentrates are sold to smelters under purchase and sale agreements, and the smelters pay the Company for the gold or silver recovered from the concentrates. The Company currently has seven trading counterparties for its concentrates, and the sales to these companies amounted to approximately 37%, 28%, and 9% of total metal sales for the years ended December 31, 2014, 2013, and 2012, respectively. While the loss of any one smelter may have a material adverse effect if alternate smelters are not available, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
HEDGING ACTIVITIES
The Company’s strategy is to provide stockholders with exposure to silver and gold prices by selling silver and gold production at market prices. The Company has entered into derivative contracts to protect the selling price for certain anticipated silver and gold production and to manage risks associated with foreign currencies. For additional information see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 11 -- Derivative Financial Instruments in the notes to the consolidated financial statements.
GOVERNMENT REGULATION
General
The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2014, $67.2 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $3.6 million was accrued at December 31, 2014. These amounts are included in reclamation and mine closure liabilities on the consolidated balance sheet.
Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations and tailings and waste disposal areas in Alaska and Nevada under the Clean Water Act (“CWA”) and state law equivalents. Air emissions are subject to the Clean Air Act and its state equivalents as well. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in federal or state laws or regulations could have a material adverse effect upon the Company and its results of operations.
Proposed Mining Legislation
A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended (the "Mining Law"), under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of the Company’s U.S. operations could be materially adversely affected. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management ("BLM") have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.
Any such reform of the Mining Law or BLM and U.S. Forest Service regulations thereunder could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.
Foreign Government Regulations
Bolivia, where the San Bartolomé mine is located, and Mexico, where the Palmarejo mine and the La Preciosa exploration project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and other South American countries. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé and Palmarejo mines, and has received all permits necessary for its exploration activities at the La Preciosa exploration project.
The mining properties of the Company that are located in Argentina are subject to various government laws and regulations pertaining to the protection of the air, surface and ground water, and the environment in general, as well as the health of the work force, labor standards and the socio-economic impacts of mining facilities upon the communities. The Company believes it is in substantial compliance with all applicable laws and regulations to which it is subject in Argentina.

The Company does not directly hold any interest in mining properties in Australia. However, the Company owns a silver stream on CBH's Endeavor mine. CBH is responsible for the mining operation and compliance with laws and regulations, and the Company is not responsible for compliance. The Company is, however, at risk for any production stoppages resulting from non-compliance. CBH’s mining property is subject to a range of laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title laws and regulations recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters and may restrict mining and exploration activity and/or result in additional costs. CBH is required to deal with a number of governmental departments in connection with the development and exploitation of its mining property. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which CBH is subject in Australia.
Maintenance of Claims
United States
At mining properties in the United States, including the Rochester and Kensington mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law it is necessary to pay to the Secretary of the Interior, on or before August 31 of each year, a claim maintenance fee of $140 per claim. This claim maintenance fee is in lieu of the assessment work requirement contained in applicable mining laws. In addition, Nevada holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. For unpatented claims in Alaska, the Company is required to pay a variable, annual rental fee based on the age of the claim and must perform annual labor or make an annual payment in lieu of annual labor. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes.
Mexico
In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining, which belongs to the Ministry of Economy of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including ejidos (communal owners of land recognized by the federal laws in Mexico), villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year, evidencing previous calendar year mining investment and works. Annual reports, detailing production results, must be submitted by January 30 for each concession bearing production and all concessions over six years of age. Bi-annual mining duties are payable in January and July of each year and, beginning in 2014, holders of mining concessions must pay annually and no later than the last business day of March a special mining fee based on 7.5% of the income before interest and certain other permitted deductions derived from the transfer or sale of minerals, plus 0.5% of gross revenues from sales of gold, silver and platinum. Failure to pay any of these duties and submit the required reports could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, such as filing technical reports and ground support.
Bolivia
The Bolivian state owns the resources at San Bartolomé. The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying manager of all of the mining rights relating to the San Bartolomé mine. Bolivia’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment to several Potosí cooperatives. The cooperatives have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts. In addition to those agreements with the cooperatives, Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé project. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see "Item 2. Properties -- Silver and Gold Mining Properties, Bolivia-San Bartolomé."
Argentina
Minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing an exploration permit ("Cateo"), which gives exclusive prospecting rights for the requested area for a period of time, generally up to three years. The maximum size of each Cateo is 10,000 hectares; a maximum of 20 Cateos, or 200,000 hectares, can be held by a single entity in any one province.
The holder of a Cateo has exclusive right to establish a discovery concession ("Manifestacion de Descubrimiento" or “MD”) on that Cateo, but MDs can also be set without a Cateo on any land not covered by another party's Cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery of up to 840 hectares for a vein MD, or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. An MD can be upgraded to an exploitation concession ("Concesion de Explotacion or "Mina"), which gives the holder the right to begin commercial extraction of minerals.
Australia
At the Endeavor mining property in Australia operated by CBH, operations are conducted on designated mining leases issued by the relevant state government mining department. Mining leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, according to public sources, CBH holds a range of exploration titles and permits, which are also issued by the respective state government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs to maintain title. In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations.
EMPLOYEES
The number of full-time employees of the Company at December 31, 2014 was:

U.S. Corporate and Other	69
Rochester Mine	295
Kensington Mine	322
San Bartolomé Mine(1)	361
Palmarejo Mine	821
Total	1,868

(1)
The Company maintains a labor agreement in South America with Sindicato de Trabajadorés Mineras de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement is in effect for 2015. At December 31, 2014, approximately 12% of the Company’s global labor force was covered by collective bargaining agreements.

BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed, and operated a portfolio of operating mines since its founding in 1928. In 2014, it produced 17.2 million ounces of silver and 249,384 ounces of gold at costs applicable to sales of $14.71 per silver equivalent ounce at its primary silver mines and $951 per ounce of gold at its Kensington mine.
Silver Production                     Gold Production

Operating and commodity diversity

The Company's silver and gold production comes from five operating mines located in four countries. The Company operates the Palmarejo silver and gold mine in Mexico, the San Bartolomé silver mine in Bolivia, the Kensington gold mine in Alaska, and the Rochester silver and gold mine in Nevada. In addition, the Company owns a silver stream on the Endeavor mine in Australia. The Company also owns the La Preciosa and Joaquin silver and gold exploration projects in Mexico and Argentina, respectively. In December 2014, the Company announced the acquisition of Paramount, which owns the San Miguel project that is adjacent to Coeur's Palmarejo mine. The transaction is expected to close in the second quarter of 2015. In January 2015, the

Company announced the acquisition of the Wharf gold mine located near Lead, South Dakota. The transaction is expected to close in the first quarter of 2015. The Company's metal sales breakdown by operating mine and metal is set out below:
2014 Silver Sales by Mine (millions of ounces)             2014 Gold Sales by Mine (ounces)
Experienced management team
The Company has built a high-caliber management team of devoted professionals with extensive mining industry expertise. President and Chief Executive Officer, Mitchell Krebs, Senior Vice President and Chief Financial Officer, Peter Mitchell, and Senior Vice President and Chief Operating Officer, Frank Hanagarne, each has significant experience in the mining industry. The board of directors also brings diverse industry backgrounds and a depth of professional experience to the Company.
Capitalizing on prior development program
The Company has spent significant capital in commissioning or expanding its four operating mines. The following table provides the percentage contribution to the Company’s total revenues by mine during the past five years, excluding discontinued operations:

	Coeur Percentage Ownership at December 31,	Percentage of Total Revenues For The Year Ended December 31,
Mine/Location	2014	2014	2013	2012	2011	2010
Palmarejo Mine, Mexico	100%	38%	43%	49%	50%	45%
San Bartolomé Mine, Bolivia	100%	19	19	20	26	28
Kensington Mine, United States	100%	22	20	12	15	4
Rochester Mine, United States	100%	20	16	15	6	11
Martha Mine, Argentina	100%	—	—	2	1	10
Coeur Capital(1)	100%	1	2	2	2	2
		100%	100%	100%	100%	100%

(1)	Primarily revenue from the Endeavor silver stream (Australia).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding potential acquisitions, mineral reserve and mineralized material estimates, exploration and development efforts, estimated production, costs, capital expenditures, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, future economic benefits generated by assets relative to current valuations (see p. 37 impairment discussion), manage working capital efficiently, liquidity management, financing needs, and environmental compliance expenditures. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risk that regulatory and other approvals for pending acquisition transactions are not obtained on the proposed terms and on schedule and the risk that pending acquisition transactions will not be consummated, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold and silver and a sustained lower price environment, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (x) the absence of control over mining operations in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (xi) the loss of access to any third-party smelter to which the Company markets silver and gold, (xii) the effects of environmental and other governmental regulations, (xiii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiv) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Reserves, Resources and Mineralized Material

Coeur Mining, Inc. is subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves according to two different standards.  Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”).  The definitions of NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum.  U.S. reporting requirements, however, are governed by Securities and Exchange Commission ("SEC") Industry Guide 7 (“Guide 7”).  Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions.  Under Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

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

Technical Reports and Qualified Persons

As required by Canadian securities laws, we hereby notify Canadian investors that the scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by a “qualified person” under NI 43-101, namely our Vice President, Technical Services, W. David Tyler.  For a description of the key assumptions, parameters and methods used to estimate mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other relevant factors, Canadian investors may view technical reports prepared for each of our properties as filed on SEDAR at http://www.sedar.com.  Neither the technical reports nor the statements of any qualified person filed with the Canadian securities regulatory authorities are included in, or incorporated by reference in, this Form 10-K.  Because the definitions and standards of NI 43-101 differ from those of Guide 7, investors are cautioned that information contained in reports prepared pursuant to NI 43-101, like the technical reports, may not be comparable to similar information that we can disclose in this Form 10-K or the other reports we file with the SEC.

AVAILABLE INFORMATION

Coeur makes available, free of charge, on its website (http://www.coeur.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, as soon as reasonably practicable after such reports are electronically filed with the SEC. Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance, and Environmental, Health, Safety, and Social Responsibility Committees) and its Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others, are available at the Company’s website. Information contained on the Company’s website is not a part of this report.

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

Silver and gold are exchange-traded commodities, and their prices are volatile. During the twelve months ended December 31, 2014, the price of silver ranged from a low of $15.28 per ounce to a high of $22.05 per ounce, and the price of gold ranged from a low of $1,142 per ounce to a high of $1,385 per ounce. The closing market prices of silver and gold on February 19, 2015 were $16.73 per ounce and $1,208 per ounce, respectively.

Silver and gold prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, global currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Factors that are generally understood to contribute to a decline in the prices of silver and gold include a strengthening of the U.S. dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and global economic conditions and/or fiscal policies that negatively impact large consumer markets.

Because the Company derives all of its revenues from sales of silver and gold, its results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A period of significant and sustained lower gold and silver prices would materially and adversely affect the results of operations and cash flows. Additionally, if market prices for silver and gold decline or remain at relatively low levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may incur losses.

Operating costs at the Company’s mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies the Company purchases could lead to higher costs, which would adversely affect results of operations and cash flows.

The significant and sustained decline in gold and silver prices during 2013 and 2014 caused the Company to write down certain of its long-lived assets and, in the future, such declines could cause one or more of the Company’s mining properties to become less profitable, which could require the Company to record additional write-downs of long-lived assets. Such write-downs may adversely affect the Company’s results of operations and financial condition.

The Company reviews its long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360 (“ASC 360”). Under that standard, the Company reviews the recoverability of its long-lived assets, such as its mining properties, upon a triggering event. Such review involves the Company estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. The Company conducts a review of the financial performance of its mines in connection with the preparation of its financial statements for each reported period and determines whether any triggering events are indicated.

The Company’s assessment of the recoverability of its long-lived assets at December 31, 2014 and 2013 under ASC 360 indicated that write-downs of its long-lived assets of $1,472.7 million and $773.0 million, respectively, were required. These non-cash impairment charges resulted in write-downs in the Company's Statement of Comprehensive Income (Loss) and reduced the carrying value of Mining properties and Property, plant, and equipment on the Company’s balance sheet at December 31, 2014 and 2013. See Note 4 -- Write-Downs in the notes to the Consolidated Financial Statements for further detail.

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

The Company may record other types of additional mining property charges in the future if it sells a property for a price less than its carrying value or has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any additional write-downs of mining properties could adversely affect the Company’s results of operations and financial condition.

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.

Because mines have limited lives based on proven and probable ore reserves, an important element of the Company’s business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and developing or acquiring new mining properties. During 2011, the Company successfully constructed a new leach pad at the Company’s Rochester mine. Development of other major mining properties at Palmarejo, San Bartolomé and Kensington has been substantially completed. Since December 2012, the Company has owned 100% of the Joaquin silver-gold exploration project located in the Santa Cruz province of southern Argentina. As a result of its acquisition of Orko (now Coeur La Preciosa Silver Corp.) in April 2013, the Company also holds the La Preciosa silver-gold exploration project in the state of Durango, Mexico. In addition, the Company announced in December 2014 the acquisition of Paramount and in January 2015 the acquisition of the Wharf gold mine, both of which are expected to close in the first half of 2015. These strategies are inherently risky, and the Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.

The Company may be unable to complete and successfully integrate an announced acquisition, including the recently announced Paramount and Wharf gold mine acquisitions.

The Company expects to continue to evaluate acquisition opportunities and pursue those opportunities it believes are in the Company’s long-term best interests. There can be no assurance that the anticipated benefits of any such acquisition will be realized. The success of any acquisition will depend upon the Company’s ability to effectively manage the integration and operations of entities or properties it acquires and to realize other anticipated benefits. The process of managing acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management resources, which may divert management’s focus and resources from other strategic opportunities and from operational matters during this process.

Any acquisition would be accompanied by risks, including:

•	a significant change in commodity prices after the Company has committed to complete the transaction and established the purchase price or exchange ratio;

•	a material orebody may prove to be below expectations;

•
difficulties integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; and

•	the acquired business or assets may have unknown liabilities which may be significant.

In addition, in connection with an acquisition, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing stockholders. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may negatively affect results of operations.

The completion of the previously announced Paramount and Wharf gold mine acquisitions are subject to us obtaining all required third party regulatory and governmental approvals and the satisfaction or waiver of all other conditions to completion of the acquisitions, and, in the case of the Paramount acquisition, obtaining approval of the Company’s stockholders. There can be no assurance that the Company or the acquisition counterparty will be able to satisfy these conditions on a timely basis or at all. In addition, the Company’s systems, procedures and controls may be inadequate to support the expansion of our operations resulting from these acquisitions. The Company’s future operating results could be affected by the ability of its officers and key employees to manage the changing business conditions and to integrate the Paramount assets and the Wharf gold mine operation into Coeur. There may also be liabilities, such as environmental liabilities, or significant capital expenditures that the Company failed to discover or have underestimated in connection with these announced acquisitions. Any such liabilities or capital expenditure requirements could have a material adverse effect on the Company’s business, financial condition or future prospects.

The Company’s use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark-to-market fair value adjustments and exposure to counterparty credit risk.

From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of gold and silver and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments.

Any use of forward or futures contracts can expose the Company to risk of an opportunity loss. The use of derivative contracts may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on reported financial results. The Company is exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, the Company could be exposed to a loss of value for that contract.

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

The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities, including indigenous peoples, and other stakeholders in its operating locations. The Company believes its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, the Company seeks to maintain its partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding the Company’s ongoing efforts, local communities and stakeholders can become dissatisfied with its activities, which may result in civil unrest, protests, direct action or campaigns against it. Any such occurrences could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

The Company’s operations outside the United States also expose it to economic and operational risks.

The Company’s operations outside the United States also expose it to economic and operational risks. Local economic conditions can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of the Company’s foreign operations, including drug-cartel related violence in Mexico, could adversely affect the Company’s ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to personnel and property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows. The Company sells gold and silver doré in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could also adversely affect results of operations.

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

The ore reserve figures presented in the Company’s public filings are estimates made by the Company’s technical personnel and independent mining consultants with whom the Company contracts. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.

The Company’s estimates of future production, costs, and financial results are imprecise, depend upon subjective factors and may not be realized in actual production and such estimates speak only as of their respective dates.

The Company has in the past, and may in the future, provide estimates and projections of its future production, costs and financial results. Any such information is forward-looking. Such estimates are made by the Company’s management and technical personnel and depend on numerous assumptions, including assumptions about the availability, accessibility, sufficiency and quality of ore, the Company’s costs of production, the market prices of silver and gold, the Company’s ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits and its compliance with existing and future laws and regulations. Actual results and experience may differ materially from these assumptions. Any such production, cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

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

As of December 31, 2014, the Company had approximately $478.4 million of outstanding indebtedness. In addition, the Company's total debt excludes $34.0 million for future minimum estimated gold production royalty payments due from Coeur Mexicana to Franco-Nevada. The liabilities associated with these gold production royalty payments increase as the price of gold increases. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms.

The Company might be unable to raise additional financing necessary to meet capital needs, conduct business, make payments when due or refinance debt.

The Company might need to raise additional funds in order to meet capital needs, implement its business plan, refinance debt or acquire complementary assets. Any required additional financing might not be available on commercially reasonable terms, or at all. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.

Any downgrade in the credit ratings assigned to the Company’s debt securities could increase future borrowing costs and adversely affect the availability of new financing.

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to the Company will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If the Company is unable to maintain its outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should the Company’s business prospects or financial results deteriorate, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of the Company’s outstanding debt securities, its existing debt and its ability to obtain new financing on favorable terms, if at all, and increase borrowing costs, which in turn could impair the Company’s results of operations and financial position.

The Company’s ability to recognize the benefits of deferred tax assets is dependent on future taxable income.

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized, otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the application of existing tax laws in each jurisdiction. To the extent that taxable income differs significantly from estimates, the Company’s ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2014, the Company’s current and long-term deferred tax assets were $7.4 million and $60.2 million, respectively.

The Company’s business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

The Company operates in certain jurisdictions that have experienced governmental and private sector corruption to some degree. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The Company’s Code of Business Ethics and Conduct and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that the Company’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, the Company’s corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on the Company’s business, financial position and results of operations.

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

Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. Even if mineral deposits are found, those deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; completion of favorable feasibility studies; issuance and maintenance of necessary permits; and receipt of adequate financing. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

In addition, exploration projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.

A significant delay or disruption in sales of concentrates as a result of the unexpected discontinuation of purchases by smelter customers could have a material adverse effect on results of operations.

The Company currently markets gold concentrates to third-party smelters in China and Japan. The loss of any one smelter could have a material adverse effect on the Company if alternative smelters were unavailable. The Company cannot ensure that alternative smelters would be available if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

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

Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available. Any liabilities that the Company incurs for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.

The Company is subject to significant governmental regulations, including the Federal Mine Safety and Health Act, and related costs and delays may negatively affect its business.

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

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. The Company may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require it to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that the Company has made for such remediation. The potential exposure may be significant and could have a material adverse effect on the Company’s financial condition and results of operations.

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

Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada and Alaska. In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. Adoption of these proposals could have a material adverse effect on results of operations and cash flows.

Continuation of the Company’s mining operations is dependent on the availability of sufficient and affordable water supplies.

The Company’s mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, the Company’s properties in Mexico are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on the Company’s ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of the Company’s operating mines currently has sufficient water rights and claims to cover its operational demands, the Company cannot predict the potential outcome of pending or future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct the Company's operations. The loss of some or all water rights, in whole or in part, or shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water could require the Company to curtail or shut down mining production and could prevent the Company from pursuing expansion or development opportunities, which could adversely affect the Company's results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which the Company operates which could also limit access to sufficient water resources, thus adversely affecting the Company’s operations.

The Company relies on third parties who own, maintain and operate the mines underlying its streaming and royalty assets.

The Endeavor mine is owned, maintained and operated by Cobar, a wholly owned subsidiary of CBH. However, pursuant to a silver sale and purchase agreement, the Company’s wholly owned subsidiary, CDE Australia Pty. Ltd. (“CDE Australia”), has acquired all silver production and reserves at the Endeavor mine, up to a total of 20.0 million payable ounces. CDE Australia has agreed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver plus 50% of the amount by which the silver price exceeds $7.00 per ounce, subject to annual adjustments for inflation. In addition, the Company currently holds a tiered royalty on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% NSR, a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, a 2.0% NSR on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and an 80% interest in a 2.5% royalty on Newmont Mining Corporation’s Correnso mine in New Zealand, as well as several royalties on mining assets that are not yet developed and plans to acquire additional streaming and royalty interests in the future.

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

The Company is required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming. The Company’s ability to obtain necessary government permits to expand operations or begin new operations can be materially affected by third party activists.

In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within the Company's control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the cost and time required to obtain or renew permits may exceed the Company's expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company's revenues and future growth.

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

In June 2013, Coeur submitted a proposed amendment to the plan of operations for the Rochester mine (“POA 10”) to the BLM to expand leach pad capacity. Absent POA 10 approval, Coeur anticipates that the capacity under the existing leach pad will be insufficient after 2017. If POA 10 is not approved on a timely basis or at all, or if the permitting process is delayed for any reason, including to address public comments, the Company’s future growth plans at Rochester could be materially adversely affected which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s exploration projects, La Preciosa and Joaquin, are subject to significant development, operational and regulatory risks.

As exploration projects, La Preciosa and Joaquin are subject to numerous risks. The economic feasibility of an exploration project is based on many factors such as: estimation of mineral reserves, anticipated metallurgical recoveries, environmental considerations and permitting, future metals prices, and anticipated capital and operating costs of these projects. For the La Preciosa project, the Company’s 2014 feasibility study derived estimates of costs and economic returns based upon anticipated tonnage and grades of reserves to be mined and processed, the configuration of the mineral body, expected recovery rates, estimated expenditures, anticipated climatic conditions and other factors. As a result, it is possible that actual costs and economic returns will differ significantly from those estimated for the project in the feasibility study. Further, when the Company ultimately determines to proceed with project construction, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame.

As a result of these and related risks, future estimates of or actual costs and economic returns of the La Preciosa and Joaquin projects may materially differ from the estimated costs and returns for these projects.

The Company’s operations in Bolivia are subject to political risks.

In May 2014, the new Bolivian mining law was enacted. The Company has been assessing the potential effects of the legislation on its Bolivian operations but any effects remain uncertain until the regulations implementing the law are enacted. The law regulates royalties and provides for mining contracts with the government rather than concession holding. If the regulations promulgated under the new mining law mandate a renegotiation of the terms of our existing contracts with the Bolivian state-owned mining company, Corporacion Minera de Bolivia (“COMIBOL”) and the mining cooperatives, this could materially adversely affect the profitability and cash flow of our operations in Bolivia. It is also uncertain if any new mining or investment policies or shifts in political attitude may further affect mining in Bolivia.

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

Although the Company previously carried political risk insurance with respect to the San Bartolomé mine in Bolivia, it no longer does. In determining whether to renew the coverage, the Company based its assessment on the political risk environment and the likelihood of a timely and material claim payout against the cost of carrying political risk insurance, which was approximately $2.1 million per year as of the most recent period ended December 16, 2013.

The Company’s business depends on good relations with its employees.

The Company may experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past three years, two of the Company’s mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on operations. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition.

At December 31, 2014, unions represented approximately 12% of the Company’s global workforce, all of which were comprised of workers at the San Bartolomé mine in Bolivia. The Company has a labor agreement at the San Bartolomé mine which is in effect for 2015. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.

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

In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, ejidos control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in Mexico, some of these agreements may be subject to renegotiation. In Bolivia, we obtain surface rights from cooperatives, through a series of “joint venture” contracts. Changes to the existing agreements or leases or failure to reach agreement in any negotiations may have a significant impact on operations at the Company’s projects and may, on occasion, lead to litigation. Further, the Bolivian government under Law No. 403 may have the ability to reverse our wholly-owned mining rights. Any such reversion decision could adversely impact our future mining plans.

The Company is subject to litigation and may be subject to additional litigation in the future.

In connection with the announcement of the Paramount acquisition, lawsuits have been filed and are pending as of the date hereof, seeking, among other things, to enjoin the transaction, and an adverse ruling in any of these lawsuits may prevent the transaction from being effective or from becoming effective within the expected time frame. While Paramount’s and Coeur’s respective directors and management teams believe that the allegations in the complaints are without merit and intend to defend vigorously against these allegations, the Company cannot make assurances as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If any plaintiffs are successful in obtaining an injunction with respect to the merger, such an injunction may prevent the completion of the transaction on the agreed upon terms, in the expected time frame or altogether. Whether the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of Coeur’s business.

In addition, the Company is currently, and may in the future become, subject to other litigation, arbitration or proceedings with other parties. If decided adversely to the Company, these legal proceedings, or others that could be brought against the Company in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 20 to the Consolidated Financial Statements. In the event of a dispute arising at the Company’s foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or arbitral panels, or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. The Company’s inability to enforce its rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on the Company’s results of operations and financial position.

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
Correnso Mine
Joaquin Project
Cerro Bayo Mine
LEGEND
Gold Mine
Silver Mine
Gold & Silver Mine
Exploration Stage Project
Streaming & Royalty Interests

SILVER AND GOLD MINING PROPERTIES
Coeur Mining's significant production and development properties are described below. Operating statistics are presented in the section entitled "Operating Statistics" below.
Mexico — Palmarejo
The Palmarejo surface and underground silver and gold mine, and associated milling operation, owned and operated by Coeur Mexicana, is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua. Silver and gold production from Palmarejo was approximately 6.6 million ounces and 86,673 ounces in 2014, respectively. At December 31, 2014, we reported 30.7 million ounces of silver reserves and 487,710 ounces of gold reserves at Palmarejo.

The Company’s large property position at Palmarejo consists of 36 contiguous mining concessions totaling approximately 30,350 acres (approximately 12,282 hectares) in size, located in the southwest part of the state of Chihuahua. Coeur Mexicana owns 100% of the legal and beneficial interests in and to these mining concessions, which cover over 47 square miles. All of the Company’s ore reserves are located within these mining concessions. All mining concessions owned by Coeur Mexicana are valid until at least 2029. In addition to Palmarejo, the Company also owns 17 mining concessions, encompassing approximately 20,845 acres (approximately 8,436 hectares) at the Yécora exploration stage property, principally located in the state of Sonora, but which also extends into the state of Chihuahua, and two mining concessions covering approximately 17,717 acres (approximately 7,170 hectares) at the La Guitarra exploration stage property in Chihuahua, southeast of Palmarejo.
The Palmarejo mine is located on the western flank of the Sierra Madre Occidental, a mountain range that comprises the central spine of northern Mexico. The north-northwest trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau, cut by numerous igneous intrusive rocks. This volcanic plateau is deeply incised in the Palmarejo mine area, forming steep-walled canyons. The Sierra Madre Occidental gives way to the west to an extensional terrain that represents the southward continuation of the Basin and Range Province of the western United States, and then to the coastal plain of western Mexico.
The gold and silver deposits at the Palmarejo mine, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo property contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the mining concessions, which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to Palmarejo, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas) and La Patria vein systems in the southern part of the property, which are currently under development and exploration by the Company.
In 2009, Coeur Mexicana entered into a gold production royalty transaction with Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. A total of 84,915 ounces of gold remain outstanding at December 31, 2014 under the minimum royalty obligation. On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.
Paramount owns the San Miguel project that is located immediately adjacent to Coeur's Palmarejo mine. San Miguel is expected to become a part of the Palmarejo mine if Coeur's acquisition of Paramount closes, which is expected to occur in the second quarter of 2015.
USA — Rochester
The Rochester mine, and associated heap leach facilities, is an open pit silver and gold mine located in Pershing County, Nevada, approximately 12 miles north of the city of Lovelock. The Company owns 100% of the Rochester Mine through Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of Rochester. The Rochester mine is fully supported with electricity, supplied by a local power company on their public grid, telephone and radio communications, production water wells, and processing, maintenance, warehouse, and office facilities. All of these facilities are in good operating condition with no major maintenance expected. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.0% for silver, depending on the ore being leached, and 92.0% for gold. Silver and gold production from Rochester was approximately 4.2 million ounces and 44,888 ounces in 2014, respectively. At December 31, 2014, we reported 80.2 million ounces of silver reserves and 518,000 ounces of gold reserves at Rochester.

Coeur Rochester lands consist of approximately 11,272 net acres, which encompasses 619 Federal unpatented lode claims, appropriating approximately 9,669 net acres of Public Land, 21 patented lode claims, consisting of approximately 357 acres, interests owned in approximately 1,420 gross acres of additional real property and certain rights in and to approximately 442 acres, held either through lease, letter agreement or license.

The Company acquired the Rochester property from ASARCO in 1983 and commenced mining in 1986. No mining or processing was conducted at Rochester by the prior owner. The Company acquired its initial interest in the adjacent Nevada Packard property in 1996, completed the full purchase in 1999 and commenced mining in 2003. However, mining of the Nevada Packard property has since ceased. The prior owner conducted very limited mining and processing at Nevada Packard. Collectively, the Rochester and Nevada Packard properties, together with other adjacent and contiguous lands subsequently acquired, comprise the Rochester silver and gold processing operation. The Federal unpatented lode claims are maintained via annual filings and timely payment of claim maintenance fees to the BLM, which acts as administrator of the claims.

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

The Company is obligated to pay a NSR royalty to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $23.60 per ounce indexed for inflation up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000.

Coeur Rochester is obligated to pay a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine (including stockpile ore, mineral processing facilities and mining claims located in the Sections set forth in the NSR royalty agreement) commencing January 1, 2014. For each calendar quarter, the royalty is payable on the actual sales prices received at the time of sale (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the Rochester mine. At December 31, 2014, 35.5 million silver equivalent ounces remain subject to the 3.4% NSR royalty.
USA — Kensington
The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company controls 100% of the mine through Coeur Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau. Gold production from Kensington was 117,823 ounces in 2014. At December 31, 2014, we reported 629,362 ounces of gold reserves at Kensington.
Coeur Alaska controls two contiguous property groups: the Kensington Group and Jualin Group. The Kensington Group, totaling approximately 3,969 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 284 Federal unpatented lode claims covering approximately 3,108 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres. The Jualin Group, totaling approximately 8,399 net acres, is composed of 23 patented lode and patented mill site claims covering approximately 388 net acres, 471 Federal unpatented lode claims and 1 Federal unpatented mill Site claim appropriating approximately 7,916 net acres, and 30 State of Alaska mining claims comprising approximately 346 net acres. 14 of the 23 patented lode claims cover private surface estate only. The mineral estate, within the boundaries of these 14 patented lode claims is owned by the State of Alaska, the mineral rights to which are secured by State of Alaska mining claims. The Company controls properties comprising the Jualin Group, under a lease agreement with Hyak Mining Company, which is valid until August 5, 2035 and thereafter, provided mining and production are actively occurring within and from the leased premises.
The Federal unpatented lode and Federal unpatented mill site claims are maintained via annual filings and timely payment of claim maintenance fees to the BLM, which acts as administrator of the claims. State of Alaska mining claims are maintained via filings and fees to the Alaska Department of Natural Resources, Division of Mining, Land and Water and the Juneau Recorder’s Office. Real property taxes are paid annually to the City and Borough of Juneau for the patented lode claims. Lease payments are paid annually and all leases are in good standing.
The Kensington ore deposit consists of multiple gold bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in Cretaceous-aged Jualin diorite. Most of the gold is contained in calaverite (AuTe2) that occurs in association with native gold as inclusions in and interstitial to pyrite grains and in microfractures in pyrite.
Bolivia — San Bartolomé
The San Bartolomé silver mine, and associated milling operation, operated by Manquiri, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and Manquiri’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. Silver production from San Bartolomé was approximately 5.9 million ounces in 2014. At December 31, 2014, we reported 46.0 million ounces of silver reserves at San Bartolomé.
The silver mineralization at San Bartolomé is hosted in unconsolidated sediments (pallacos), reworked sediments (sucus and troceras), and oxide stockpiles and dumps (desmontes) from past mining that occurred on Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms and stockworks that occur in a northeast trending belt, which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos, sucus, and troceras with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits that are controlled by Manquiri and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo, and Santa Rita.

The mineral and mining rights for the San Bartolomé mine are held through a mixture of joint venture agreements, long-term lease agreements, and Autorizaciones Transitorias Especiales (similar to mining concessions) with seven independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. Manquiri controls 2.5 acres (1.01 hectares) of land at San Bartolomé, around Cerro Rico, through these agreements and Autorizaciones Transitorias Especiales and approximately 8,587 acres (3,475 hectares) of Autorizaciones Transitorias Especiales at the Rio Blanco property, a gold exploration target south of Potosí. The San Bartolomé agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. The rate is a factor of 75% of the silver price between $4 and $8. The Company has additional mining rights, known as the Plahipo project, which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. Manquiri incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $4.2 million and $5.3 million for the years ended 2014 and 2013, respectively.

STREAMING AND ROYALTY INTERESTS
Australia — Endeavor
The Endeavor mine and associated mill facility is an underground silver and base metal operation located in north-central New South Wales, Australia, about 447 miles (720 kilometers) from Sydney. Access to the mine is by paved roads 30 miles (18 kilometers) to the northwest from the community of Cobar. The ore reserves at Endeavor are covered by five consolidated mining leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly owned subsidiary of CBH Resources Ltd. (“CBH”), which in turn is a wholly owned subsidiary of Toho Zinc Co. Ltd., a company listed on the Tokyo Stock Exchange. The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Power to the mine and processing facilities is provided by the grid servicing the local communities. The property and equipment are maintained in good working condition by CBH through a regular preventive maintenance program with periodic improvements as required. Silver production from Endeavor was approximately 0.6 million ounces in 2014. At December 31, 2014, we reported 4.9 million ounces of silver reserves at Endeavor.
The Endeavor mine has been in production since 1983 and is owned and operated by CBH. On May 23, 2005, CDE Australia Pty. Ltd. (“CDE Australia”), a wholly owned subsidiary of Coeur Capital, acquired all of the silver production and reserves, up to a maximum 17.7 million payable ounces, contained at the Endeavor Mine, for $44.0 million including transaction fees. Under the terms of the original agreement, CDE Australia paid Cobar $15.4 million of cash at the closing. In addition, CDE Australia agreed to pay Cobar approximately $26.5 million upon the receipt of a report confirming that the reserves at the Endeavor mine are equal to or greater than the reported ore reserves for 2004. CDE Australia originally committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver (indexed annually and currently $1.29 an ounce) plus a further increment when the silver price exceeds $5.23 per ounce. This further increment was to have begun on the second anniversary of this agreement and is 50% of the amount by which the silver price exceeds $5.23 per ounce. A cost contribution of $0.25 per ounce is also payable by CDE Australia in respect of new ounces of proven and probable silver reserves as they are discovered. During the first quarter of 2007, $2.1 million was paid for additional ounces of proven and probable silver reserves under the terms of the contract. The Company is not required to contribute to ongoing capital costs at the mine.
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

Mexico — El Gallo

The El Gallo/Magistral complex is operated by McEwen Mining and is located in Mexico’s State of Sinaloa, along the foothills of the Sierra Madre Mountains. The complex includes the El Gallo and Palmarito silver deposits and the Magistral gold deposit, located within an eight mile (13 kilometer) radius. The Company, through its wholly-owned subsidiary Coeur Capital, owns a tiered royalty on the mine's production for the life of mine, currently paying a 3.5% NSR royalty.

Ecuador — Zaruma

The Zaruma gold mine is operated and developed by Dynasty Metals & Mining and is located in the cantons of Zaruma and Portovelo, Province of El Oro, Ecuador. The mine is in pre-commercial production, with processing of ore to doré occurring at a processing plant located in Zaruma, Ecuador. The Company, through its wholly-owned subsidiary Coeur Capital, owns a 1.5% NSR royalty on the mine's production for the life of mine.

Chile — Cerro Bayo

The Cerro Bayo underground silver-gold mine is operated by Mandalay Resources and is located in southern Chile, approximately 81 miles (130 kilometers) south of Coyhaique. The Company, through its wholly-owned subsidiary Coeur Capital, owns a 2.0% NSR royalty on the mine's production for the life of mine.

New Zealand — Correnso

The Correnso underground gold mine is operated by Newmont Mining Corporation and is located near the town of Waihi, New Zealand. The Company owns an 80% interest in a 2.5% royalty on the mine's production for the life of the mine.

Other Royalties

The Company also owns several royalties on non-producing properties.
EXPLORATION STAGE PROPERTIES
Mexico — La Preciosa Project

On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (since renamed Coeur La Preciosa Silver Corp.), which owns the mining concessions of the La Preciosa project. La Preciosa is an advanced-stage silver and gold exploration project located approximately 52 miles (84 kilometers) northeast of the city of Durango in Durango State, Mexico. The La Preciosa property comprises 14 mining concessions, covering an area of approximately 95,340 acres (approximately 38,583 hectares), located along the eastern flank of the Sierra Madre Occidental Mountain range. At December 31, 2014, we reported 118.7 million ounces of silver reserves and 202,079 ounces of gold reserves at La Preciosa The Company completed a feasibility study in 2014, and has deferred construction activities until expected returns improve.

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
Argentina — Joaquin Project
The Joaquin silver and gold exploration project is located in the Santa Cruz province of southern Argentina, approximately 43 miles (70 kilometers) north of the Company's now dormant Martha mine. The property is accessed by all-weather dirt roads, leading north-northeast from the town of Gobernador Gregores. The Joaquin property encompasses over 60,444 acres (24,461 hectares) of Cateos and MDs. On December 21, 2012, the Company completed its acquisition of the equity interests of Mirasol Argentina SRL. Coeur previously held a 51% interest in the project.
The geology of the Joaquin property consists dominantly of various volcanic rocks of the Jurassic-aged Chon Aike Formation, the host to most of the precious metal deposits discovered to date in the Santa Cruz province, with lesser amounts of intrusive rocks associated with the Chon Aike Formation. Collectively, the volcanic and intrusive rock units form a prominent geologic domain in the province termed the Deseado Massif. Silver and gold mineralization at Joaquin occurs in epithermal veins, breccia, stockwork veinlets and mantos within the favorable units of the Chon Aike Formation. Occurrences of lead and zinc mineralization have also been discovered. Locally, the rocks of the Deseado Massif are covered by Tertiary-aged basalt and younger unconsolidated sediments, that post-date silver and gold mineralization.
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
EXPLORATION AND DEVELOPMENT ACTIVITY
Exploration expense was $21.7 million, $22.4 million, and $26.3 million in 2014, 2013 and 2012, respectively. Coeur's exploration program completed over 446,547 feet (136,108 meters) of combined core and reverse circulation drilling in 2014.
Mexico — Palmarejo
Exploration in 2014 was focused primarily around the Palmarejo surface and underground mines. A total of $6.9 million was spent in 2014 on mapping, sampling, drill target generation, and drilling to identify and define new silver and gold mineralization, for a total of 82,617 feet (25,182 meters). The Company expects to spend $4.7 million in 2015 to discover and expand silver and gold mineralization in the Guadalupe-Independencia corridor, and for new project reviews in Mexico.
USA — Kensington
Exploration in 2014 consisted of drilling 187,558 feet (57,168 meters) at Kensington. A total of $8.0 million was spent in 2014, primarily to expand and define mineralization in the main Kensington deposit, while discovery drilling was primarily focused on the high-grade Jualin area south of main Kensington. The Company expects to spend $2.2 million in 2015 for additional expansion at Jualin and South Kensington.
USA — Rochester
The Company spent $2.5 million on exploration at Rochester to conduct programs focused on expansion and definition drilling in 2014, which amounted to 164,417 feet (50,114 meters) for the year. The Company expects to spend $1.2 million in 2015 for additional target generation and drill testing around Rochester.
Bolivia — San Bartolomé
In 2014, the Company spent $0.1 million to complete trenching and sampling at several silver-bearing gravel deposits to expand and define known silver mineralization. The Company expects to spend $0.4 million in 2015 for follow-up trenching and sampling around San Bartolomé and for land holding costs.
Project Evaluation
The Company spent $2.5 million in 2014 to evaluate and explore several new project opportunities in the United States and Mexico with a total of 11,955 feet (3,656 meters) drilled at the Wonder Project in Nevada. The Company expects to spend $2.5 million in 2015 for additional drilling at the Wonder Project and several other projects.
OPERATING STATISTICS

	Palmarejo			Rochester
	2014	2013	2012	2014	2013	2012
Ore tons milled	2,135,088	2,322,660	2,114,366	13,154,429	10,693,654	8,926,598
Ore grade silver (oz./ton)	3.97	4.21	4.70	0.57	0.55	0.51
Ore grade gold (oz./ton)	0.05	0.06	0.05	0.004	0.003	0.004
Recovery/Ag oz. (%)	77.5	77.7	83.0	50.0	41.1	51.7
Recovery/Au oz. (%)	80.5	84.2	94.4	85.7	89.4	80.8
Silver produced (oz.)	6,558,091	7,603,144	8,236,013	4,189,071	2,798,937	2,801,405
Gold produced (oz.)	86,673	116,536	106,038	44,888	30,860	38,066
Costs applicable to sales/oz.(1)	$15.40	$13.25	$13.19	$14.49	$15.54	$16.13

	San Bartolomé			Endeavor
	2014	2013	2012	2014	2013	2012
Ore tons milled	1,749,423	1,679,839	1,477,271	792,694	791,116	791,209
Ore grade silver (oz./ton)	3.80	3.93	4.49	1.63	1.85	2.26
Recovery/Ag oz. (%)	88.1	90.0	89.5	45.6	41.3	37.2
Silver produced (oz.)	5,851,678	5,940,538	5,930,394	589,585	605,832	665,876
Costs applicable to sales/oz.(1)	$14.29	$14.28	$12.40	$7.17	$9.61	$13.48

	Kensington
	2014	2013	2012
Ore tons milled	635,960	553,717	394,780
Ore grade gold (oz./ton)	0.20	0.22	0.22
Recovery/Au oz. (%)	94.0	94.2	93.2
Gold produced (oz.)	117,823	111,951	80,071
Costs applicable to sales/oz.(1)	$951	$901	$1,214
(1) See Non-GAAP Financial Performance Measures
PROVEN AND PROBABLE RESERVES

	Silver Reserves at December 31, 2014(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(5)	1,089	3.37	3,670	5,627	4.80	27,007	6,716	4.57	30,677	81-83%
San Bartolomé(6)	1,206	2.73	3,287	13,337	3.20	42,724	14,543	3.16	46,011	74-83%
Rochester(7)	89,077	0.56	49,786	56,158	0.54	30,418	145,235	0.55	80,204	61%
Endeavor(8)	1,323	1.82	2,411	1,102	2.24	2,469	2,425	2.01	4,880	50%
La Preciosa(9)	18,830	3.16	59,534	21,851	2.71	59,196	40,681	2.92	118,730	84%
Total Silver	111,525		118,688	98,075		161,814	209,600		280,502

	Gold Reserves at December 31, 2014(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Metallurgical Recovery
Kensington(4)	417	0.188	78,281	2,986	0.185	551,081	3,403	0.185	629,362	95%
Palmarejo(5)	1,089	0.043	46,423	5,627	0.078	441,287	6,716	0.073	487,710	85-87%
Rochester(7)	89,077	0.004	346,000	56,158	0.003	172,000	145,235	0.004	518,000	92%
La Preciosa(9)	18,830	0.006	110,940	21,851	0.004	91,139	40,681	0.005	202,079	61%
Total Gold	109,413		581,644	86,622		1,255,507	196,035		1,837,151

	Silver Reserves at December 31, 2013(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(5)	5,100	3.68	18,762	6,135	3.73	22,891	11,235	3.71	41,653	63-80%
San Bartolomé(6)	1,206	2.87	3,456	39,700	2.52	100,072	40,906	2.53	103,528	77-86%
Rochester(7)	132,188	0.53	69,915	55,046	0.57	31,454	187,234	0.54	101,369	61%
Endeavor(8)	2,646	2.58	6,820	1,433	1.41	2,026	4,079	2.17	8,846	45%
Total Silver	141,140	0.70	98,953	102,314	1.53	156,443	243,454	1.05	255,396

	Gold Reserves at December 31, 2013(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Metallurgical Recovery
Kensington(4)	354	0.243	86,000	5,662	0.158	897,000	6,016	0.163	983,000	94.5%
Palmarejo(5)	5,100	0.050	255,620	6,135	0.051	313,000	11,235	0.051	568,620	93%
Rochester(7)	132,188	0.004	551,000	55,046	0.002	130,000	187,234	0.004	681,000	92%
Total Gold	137,642	0.006	892,620	66,843	0.020	1,340,000	204,485	0.011	2,232,620

(1)	Certain definitions:
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
The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. Proven and probable reserves include silver attributable to Coeur’s ownership or economic interest in the Endeavor project.
The term “cutoff grade” means the lowest grade of mineralized material considered economic to process. Cutoff grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the mineralized material to silver or gold extraction and type of milling or leaching facilities available.

(2)
Effective at December 31, 2014. Assumed metal prices for estimated 2014 proven and probable reserves were $19.00 per ounce of silver and $1,275 per ounce of gold except where otherwise noted. Assumed metal prices for estimated 2013 proven and probable reserves were $25.00 per ounce of silver and $1,450 per ounce of gold except where otherwise noted.

(3)
Mineral reserve estimates, with the exception of Endeavor, were prepared by the Company's technical staff with the assistance of independent consulting firms. Endeavor mineral reserve estimates were prepared by the CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(4)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineral reserves is 0.15 oz/ton Au

(5)
Calculated based on cutoff assuming the metal prices noted above. The cutoff grades for mineral reserves range from 2.9 to 3.5 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 58.4)) for underground, and 1.4 to 1.9 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 71.7)) for open pit.

(6)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grades for mineral reserves range from 85 to 133 g/tonne Ag based on material.

(7)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineral reserves is 0.48 oz/ton AgEq (silver equivalent = Ag oz/ton + (Au oz/ton × 102)).

(8)
Effective at June 30, 2014, which is the end of the most recent fiscal year of the operator, CBH Resources Ltd. These totals do not include additions or depletions through December 31, 2013. Mineral reserves were estimated with a cutoff grade of 10.0% combined lead and zinc. Metal prices used were $2,400 per metric ton of zinc, $2,200 per metric ton of lead, and $20.00 per ounce of silver.

(9)
Calculated based on cutoff assuming the metal prices noted above. A Net Smelter Return (“NSR”) cutoff of $16.88/tonne was used, based on the following parameters: NSR = [(Ag price per ounce - refining charge) × plant recovery × payable recovery] + [(Au price per ounce - refining charge) × plant recovery × payable recovery]

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2014(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	4,971	4.78	0.084
San Bartolomé Mine, Bolivia(6)	7,033	1.91	—
Kensington Mine, USA(7)	1,566	—	0.244
Rochester Mine, USA(8)	173,201	0.43	0.003
Endeavor Mine, Australia(9)	12,897	2.33	—
La Preciosa Project, Mexico(10)	7,114	1.63	0.003
Joaquin Project, Argentina(11)	11,551	4.68	0.003
Lejano Project, Argentina(12)	631	3.09	0.011
Martha Property, Argentina(13)	57	13.57	0.017
Total Mineralized Material	219,021

	Mineralized Material at December 31, 2013(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	26,302	2.17	0.043
San Bartolomé Mine, Bolivia(6)	17,015	2.17	—
Kensington Mine, USA(7)	2,686	—	0.210
Rochester Mine, USA(8)	141,722	0.44	0.003
Endeavor Mine, Australia(9)	14,991	2.43	—
La Preciosa Project, Mexico(10)	49,350	2.54	0.005
Joaquin Project, Argentina(11)	16,963	3.82	0.004
Lejano Project, Argentina(12)	1,233	2.42	0.008
Martha Property, Argentina(13)	57	13.57	0.017
Total Mineralized Material	270,319

(1)
Assumed metal prices for estimated 2014 mineralized material were $22.00 per ounce of silver and $1,300 per ounce of gold. Assumed metal prices for estimated 2013 mineralized material were $29.00 per ounce of silver and $1,600 per ounce of gold.

(2)	Estimated with mining cost parameters and initial metallurgical test results.

(3)	Estimates were prepared by a number of different consulting groups and supervised by the Company's personnel.

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

(5)
Calculated based on cutoff assuming the metal prices noted above. Cutoff grades for mineralized material at Palmarejo is: underground mineralized material 2.74 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 65.4)); and open pit mineralized material 1.35 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 65.5)). Cutoff grades for mineralized material at Guadalupe is: underground mineralized material 3.39 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 52.1)); and open pit mineralized material 1.87 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 52.1)). New drilling (current through mid-2014) has been included in the mineralized material estimate. Cutoff grades for Independencia underground mineralized material is 90 g/tonne AuEq (gold equivalent = Au g/tonne + (Ag g/tonne × 60)).

(6)	Calculated based on cutoff assuming the metal prices noted above. Cutoff grades for mineralized material range from 73 to 127 g/tonne Ag based on material.

(7)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineralized material is 0.123 oz/ton Au.

(8)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineralized material is 0.41 oz/ton AgEq (silver equivalent = Ag oz/ton + (Au oz/ton × 93)).

(9)	Prepared by CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(10)
Calculated based on cutoff assuming the metal prices noted above. A Net Smelter Return (“NSR”) cutoff of $16.88/tonne was used, based on the following parameters: NSR = [(Ag price per ounce - refining charge) × plant recovery × payable recovery] + [(Au price per ounce - refining charge) × plant recovery × payable recovery]

(11)	Calculated based on a cutoff assuming the metal prices noted above. The cutoff grade for mineralized material is 35.52 g/tonne Ag for oxides and 27.35 g/tonne Ag for sulfides.

(12)	Calculated based on a cutoff assuming the metal prices noted above. The cutoff grade for mineralized material is 45.66 g/tonne Ag for oxides and 27.35 g/tonne Ag for sulfides.

(13)	No changes were made to cutoff grades in 2014 for the Martha project.

Item 3.	Legal Proceedings.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the NYSE:

	2014		2013
	High	Low	High	Low
First Quarter	$11.92	$9.29	$25.20	$18.03
Second Quarter	$9.63	$6.69	$18.51	$11.49
Third Quarter	$9.28	$4.96	$16.57	$11.54
Fourth Quarter	$5.28	$3.40	$13.05	$10.00
2015
First Quarter through February 19, 2015	$7.27	$5.30
The Company has not paid cash dividends on its common stock since 1996. Future dividends, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors.
On February 19, 2015, there were outstanding 103,342,296 shares of the Company’s common stock which were held by approximately 1,500 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2009 and ending December 31, 2014 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., Allied Nevada Gold Corporation, AuRico Gold Inc., Centerra Gold Inc., First Majestic Silver, Hecla Mining Company, Hochschild Mining, New Gold, Pan American Silver Corporation, Silver Standard Resources, Inc., and Stillwater Mining Company.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2010	Dec. 2011	Dec. 2012	Dec. 2013	Dec. 2014
Coeur Mining	151.27	133.67	136.21	60.08	28.29
S&P 500 Index	115.06	117.49	136.30	180.44	205.14
Peer Group	163.83	109.54	119.44	59.67	53.54
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

	Year ended December 31,
	2014	2013	2012	2011	2010
Revenue	$635,742	$745,994	$895,492	$1,021,200	$515,457
COSTS AND EXPENSES
Costs applicable to sales	477,945	463,663	454,562	419,547	256,096
Amortization	162,436	229,564	216,032	221,852	139,285
Other operating costs and expenses	88,622	124,933	63,333	72,596	43,636
Write-downs	1,472,721	772,993	5,825	—	—
Operating income (loss) from continuing operations	(1,565,982)	(845,159)	155,740	307,205	76,440
Other income (expense), net	(49,146)	36,480	(36,256)	(98,960)	(167,565)
Income (loss) from continuing operations before income taxes	(1,615,128)	(808,679)	119,484	208,245	(91,125)
Income and mining tax (expense) benefit	459,244	158,116	(70,807)	(114,746)	7,941
Income (loss) from continuing operations	(1,155,884)	(650,563)	48,677	93,499	(83,184)
Income (loss) from discontinued operations	—	—	—	—	(6,029)
Gain (loss) on sale of net assets of discontinued operation	—	—	—	—	(2,095)
Net income (loss)	$(1,155,884)	$(650,563)	$48,677	$93,499	$(91,308)
Income (loss) Per Share
Basic:
Continuing operations	$(11.28)	$(6.65)	$0.54	$1.05	$(0.95)
Discontinued operations(1)	—	—	—	—	(0.10)
	$(11.28)	$(6.65)	$0.54	$1.05	$(1.05)
Diluted:
Continuing operations	$(11.28)	$(6.65)	$0.54	$1.04	$(0.95)
Discontinued operations(1)	—	—	—	—	(0.10)
	$(11.28)	$(6.65)	$0.54	$1.04	$(1.05)

	At December 31,
	2014	2013	2012	2011	2010
Total assets	$1,455,418	$2,885,978	$3,221,401	$3,264,441	$3,157,527
Working capital	$400,114	$386,669	$167,930	$212,862	$(4,506)
Long-term liabilities	$696,410	$1,010,850	$784,869	$875,639	$846,043
Stockholders’ equity	$585,318	$1,730,567	$2,198,280	$2,136,721	$2,040,767

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
Overview
We are a large silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; exploration projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, Chile, and New Zealand. The Palmarejo, San Bartolomé, Kensington, and Rochester mines, each of which is operated by the Company, and the Endeavor silver stream constitute our principal sources of revenue. The Company also owns other precious metal royalties.
Our strategy is to discover, acquire, develop and operate low-cost silver and gold mines and acquire precious metal streaming and royalty interests that together produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities, reducing operating and non-operating costs, consistent capital discipline, and efficient management of working capital.
2014 Highlights

•	Metal sales of $632.5 million and royalty revenue of $3.2 million

•	Production of 32.2 million silver equivalent ounces, consisting of 17.2 million silver ounces and 249,384 gold ounces

•	Costs applicable to sales were $14.71 per silver equivalent ounce and $951 per gold ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $19.72 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses were reduced by 26.2% to $40.8 million

•	Non-cash impairment charges of $1,472.7 million ($1,021.8 million after tax)

•	Adjusted net loss of $112.0 million or $1.09 per share (see "Non-GAAP Financial Performance Measures")

•	Cash flow from operating activities of $52.9 million

•	Ending balance of $270.9 million in cash and cash equivalents

•	Capital expenditures of $64.2 million, down 36% from prior year

•
Terminated the Palmarejo gold production royalty, effective upon completion of the minimum ounce delivery requirement in the third quarter of 2016, and sold a new gold stream for 50% of then-remaining Palmarejo gold production to a subsidiary of Franco-Nevada

•	Announced the planned acquisition of Paramount Gold and Silver Corp.

•	Subsequent to year-end, announced the planned acquisition of the Wharf gold mine
Consolidated Performance
Net loss was $1,155.9 million in 2014 compared to Net loss of $650.6 million in 2013. The higher Net loss in 2014 is primarily due to the $1,021.8 million after-tax impairment charge and lower average realized silver and gold prices.
The Company produced 17.2 million ounces of silver and 249,384 ounces of gold in 2014, compared to 16.9 million ounces of silver and 259,347 ounces of gold in 2013. Silver production increased in 2014 due to higher recoveries and tons placed at Rochester, partly offset by lower grade and mill throughput at Palmarejo. Gold production decreased in 2014 due to lower grade and mill throughput at Palmarejo, partly offset by higher mill throughput at Kensington and higher recoveries at Rochester. Costs applicable to sales were $14.71 per silver equivalent ounce and $951 per gold ounce in 2014, compared to $13.85 per silver equivalent ounce and $901 per gold ounce in 2013. Costs applicable to sales per silver equivalent ounce increased in 2014 due to higher unit costs at Palmarejo, partly offset by lower unit costs at Rochester. Costs applicable to sales per gold ounce increased in 2014 due to higher unit costs at Kensington.

	Year ended December 31,
	2014	2013	2012
Silver ounces produced(2)	17,188,425	16,948,451	17,633,688
Gold ounces produced(2)	249,384	259,347	224,175
Silver equivalent ounces produced(1)	32,151,465	32,509,271	31,084,188
Silver ounces sold(2)	17,423,662	17,105,259	17,400,287
Gold ounces sold(2)	242,655	263,048	211,981
Silver equivalent ounces sold(1)	31,982,962	32,888,139	30,645,467
Average realized price per silver ounce	$18.87	$23.94	$31.81
Average realized price per gold ounce	$1,252	$1,327	$1,336
Costs applicable to sales per silver equivalent ounce(3) (excluding Kensington)	$14.71	$13.85	$13.93
Costs applicable to sales per gold ounce(3) (Kensington)	$951	$901	$1,214
All-in sustaining costs per silver equivalent ounce(3)	$19.72	$19.83	$21.30

(1)	Silver equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)
Payable basis. Production before smelter losses was 17,267,419, 17,011,193, and 18,025,206 silver ounces and 252,187, 262,217, and 226,486 gold ounces in 2014, 2013, and 2012, respectively. Sales before smelter losses were 17,501,617, 17,188,539, and 17,965,383 silver ounces and 245,280, 264,493, and 213,185 gold ounces in 2014, 2013, and 2012, respectively.

(3)	See "Non-GAAP Financial Performance Measures."

Looking Forward
We continue to focus on operational excellence, cost containment and prudent capital deployment to deliver on our plans, resulting in the following expectations for 2015:

•	Silver equivalent production of 31.8 - 34.8 million ounces, consisting of 14.8 - 16.0 million ounces of silver and 284,000 - 313,000 ounces of gold

•	Costs applicable to sales per silver equivalent ounce of $12.50 - $14.00 at Rochester, $13.50 - $15.00 at San Bartolomé, and $16.25 - $17.75 at Palmarejo.

•	Costs applicable to sales of $900 - $975 per gold ounce at Kensington and $750 - $825 per gold equivalent ounce at Wharf

•	Capital expenditures of $90 - $105 million

•	General and administrative expenses of $36 - $39 million

•	Exploration expense at the Company's current assets of $10 - $12 million
These projections assume the previously announced acquisition of the Wharf gold mine from Goldcorp, Inc. closes on February 20, 2015. Projections for Wharf are based on guidance provided by Goldcorp on January 12, 2015.
Consolidated Financial Results
2014 compared to 2013
Revenue
Metal sales decreased by $113.5 million, or 15.2%, to $632.5 million due to lower average realized silver and gold prices and lower gold ounces sold as a result of shipping delays from the Kensington mine due to a labor dispute affecting ports on the west coast of the U.S. The Company sold 17.4 million silver ounces and 242,655 gold ounces, compared to sales of 17.1 million silver ounces and 263,048 gold ounces. The Company realized average silver and gold prices of $18.87 per ounce and $1,252 per ounce, respectively, compared to average realized prices of $23.94 per ounce and $1,327 per ounce, respectively. Silver contributed 52% of sales and gold contributed 48%, compared to 53% of sales from silver and 47% from gold. Royalty revenue increased $3.2 million, primarily due to the acquisition of royalty assets by Coeur Capital in the fourth quarter of 2013.

Costs Applicable to Sales
Costs applicable to sales increased by $14.3 million, or 3.1%, to $477.9 million. The increase in costs applicable to sales is primarily due to higher production at Rochester. For a complete discussion of costs applicable to sales, see "Results of Operations" below.
Amortization
Amortization decreased by $67.1 million, or 29.2%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 write-downs at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses decreased $14.5 million, or 26.2%, primarily due to lower relocation costs compared to 2013.
Exploration expense decreased 2.8% to $21.7 million, primarily as a result of reduced exploration activity near the Company’s Joaquin project in Argentina, mostly offset by higher exploration at Kensington.
The $32.0 million Litigation settlement in 2013 relates to the settlement of the Rochester claims dispute. In connection with the settlement, Coeur Rochester acquired all mining claims in dispute in exchange for a one-time $10.0 million cash payment and granting a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces from the Rochester mine beginning January 1, 2014.
Pre-development, reclamation, and other expenses increased 71.5% to $26.0 million, primarily due to La Preciosa feasibility study costs, which was completed in July 2014.
Write-downs were $1,472.7 million ($1,021.8 million after tax) compared to $773.0 million ($504.5 million after tax). The non-cash impairment charges were largely driven by significant decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. The 2014 write-down was primarily related to the Palmarejo, Kensington, and San Bartolomé mines and the La Preciosa and Joaquin exploration projects.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of equity securities, reflected a loss of $3.0 million compared to a gain of $64.5 million, primarily due to changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Interest income and other, net decreased by $11.9 million to income of $1.4 million, compared to income of $13.3 million, primarily due to the substitution of certain reclamation bonds for restricted cash in 2013.
Interest expense (net of capitalized interest) increased to $47.5 million from $41.3 million primarily due to the March 2014 issuance of an additional $150 million of 7.875% Senior Notes due 2021 (the "Senior Notes") and the write-off of costs associated with a credit agreement terminated in 2014.
Income and Mining Taxes
The Company reported an income and mining tax benefit of approximately $459.2 million compared to income and mining tax benefit of $158.1 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31, 2014		Year ended December 31, 2013
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(213,883)	$(482)	$(242,562)	$78,176
Argentina	(82,093)	24,408	(8,814)	7,925
Mexico	(1,204,983)	415,944	(592,111)	85,805
Bolivia	(107,547)	18,114	36,280	(10,938)
Other jurisdictions	(6,622)	1,260	(1,472)	(2,852)
	$(1,615,128)	$459,244	$(808,679)	$158,116

In both periods, the Company recorded tax expense that differs from an amount calculated at the statutory rate primarily due to (i) a full valuation allowance against the deferred tax assets relating to losses incurred in the United States and certain foreign locations, (ii) the impact of foreign exchange adjustments on deferred tax account balances, reserves for uncertain tax positions, and foreign earnings not considered as permanently reinvested with respect to certain foreign locations, and (iii) differences in foreign tax rates in its foreign locations. In addition, in both periods the Company recognized a deferred tax benefit of $451.0 million and $179.8 million, respectively, due to the impairment of certain assets. In conjunction with these items, the Company's consolidated effective income tax rate is a function of the combined effective tax rates in the jurisdictions in which it operates. Variations in the relative proportions of jurisdictional income and loss result in significant fluctuations in its consolidated effective tax rate.

2013 compared to 2012
Revenue
Metal sales decreased by $149.5 million, or 16.7%, due to lower silver production at Palmarejo and lower average realized silver and gold prices, partially offset by higher gold production at Kensington and Palmarejo. The Company sold 17.2 million ounces of silver and 264,493 ounces of gold, compared to sales of 18.0 million ounces of silver and 213,185 ounces of gold. The Company realized average silver and gold prices of $23.14 per ounce and $1,387 per ounce, respectively, compared with realized average prices of $30.92 per ounce and $1,665 per ounce, respectively. Silver contributed 53% of sales and gold contributed 47%, compared to 61% of sales from silver and 39% from gold.
Costs Applicable to Sales
Costs applicable to sales increased by $9.1 million, or 2.0%, to $463.7 million. The increase in costs applicable to sales is primarily due to higher production at Kensington and higher mining and milling costs, partially offset by lower consumption of materials, supplies, and other consumables.
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
Litigation settlement of $32.0 million relates to the settlement of the Rochester claims dispute in 2013 described above.
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
Interest income and other, net decreased by $1.7 million to $13.3 million, compared to $15.0 million, primarily due to lower foreign currency gains and a business interruption insurance recovery at San Bartolomé in 2012, partially offset by gains on the substitution of certain reclamation bonds for restricted cash.
Interest expense, net of capitalized interest, increased to $41.3 million from $26.2 million due to interest paid on the Senior Notes.
Income and Mining Taxes
The Company reported an income tax benefit of approximately $158.1 million compared to a provision of $70.8 million. The following table summarizes the components of the Company’s income tax provision:

	Year ended December 31, 2013		Year ended December 31, 2012
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(242,562)	$78,176	$37,047	$(6,774)
Argentina	(8,814)	7,925	(18,659)	976
Mexico	(592,111)	85,805	39,689	(18,393)
Bolivia	36,280	(10,938)	103,263	(44,633)
Other jurisdictions	(1,472)	(2,852)	(41,856)	(1,983)
	$(808,679)	$158,116	$119,484	$(70,807)

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

In the fourth quarter of 2013, the Company changed its position regarding the accumulated earnings and basis difference with respect to its investment in its Coeur Mexicana mining operations, concluding they were permanently reinvested. The Company continues to maintain this position. In periods prior to the quarter ended December 31, 2013, it was the Company's position that such earnings were not permanently reinvested. For the year ended December 31, 2013, the impact of the tax benefit attributable to the reversal of the provision for this item of $81.0 million is reflected.
Results of Operations
Palmarejo

	Year ended December 31,
	2014	2013	2012
Tons milled	2,135,088	2,322,660	2,114,366
Silver ounces produced	6,558,091	7,603,144	8,236,013
Gold ounces produced	86,673	116,536	106,038
Silver equivalent ounces produced	11,758,471	14,595,304	14,598,293
Costs applicable to sales per silver equivalent ounce(1)	$15.40	$13.25	$13.19
(1) See Non-GAAP Financial Performance Measures

2014 compared to 2013

Silver equivalent production decreased due primarily to lower ore grades and mill throughput. Metal sales were $244.0 million, or 39% of metal sales, compared with $324.0 million, or 43% of metal sales. Costs applicable to sales per ounce increased due to lower production, higher underground mining and maintenance costs, an $11.3 million inventory adjustment, and the new 0.5% revenue mining duty. Amortization decreased to $69.4 million compared to $133.5 million due to lower amortizable mineral interests and mining equipment, and lower production. Capital expenditures decreased to $26.1 million compared to $33.7 million.

2013 compared to 2012

Silver equivalent production was generally consistent. Metal sales were $324.0 million, or 43% of metal sales, compared with $442.1 million, or 49% of metal sales. Costs applicable to sales per ounce were mostly unchanged. Amortization decreased to $134.2 million compared to $146.6 million due to lower production. Capital expenditures were $33.7 million compared to $38.5 million.

Rochester

	Year ended December 31,
	2014	2013	2012
Tons placed	14,739,808	12,311,918	10,688,606
Silver ounces produced	4,189,071	2,798,937	2,801,405
Gold ounces produced	44,888	30,860	38,066
Silver equivalent ounces produced	6,882,351	4,650,537	5,085,365
Costs applicable to sales per silver equivalent ounce(1)	$14.49	$15.54	$16.13
(1) See Non-GAAP Financial Performance Measures

2014 compared to 2013

Silver equivalent production increased substantially as a result of higher tons placed and higher gold grade. Metal sales were $123.8 million, or 20% of Coeur’s metal sales, compared with $119.3 million, or 16% of metal sales. Costs applicable to sales per ounce decreased 7% due to higher production and lower mining costs, partially offset by higher leaching and maintenance costs. Amortization was $20.8 million compared to $8.9 million due to higher production. Capital expenditures decreased to $11.9 million compared to $29.4 million as the Stage III leach pad expansion was completed in 2013.

2013 compared to 2012

Silver equivalent production decreased due to the Stage III leach pad expansion and related timing of leach recoveries. A significant amount of crushed ore was stacked on the expanded leach pad during the construction phase while leaching commenced upon completion of the project late in the year. Metal sales were $119.3 million, or 16% of Coeur’s metal sales, compared with $132.4 million, or 15% of metal sales. Costs applicable to sales per ounce decreased due to timing of recoveries as a result of the Stage III leach pad expansion. Amortization was $10.6 million compared to $8.1 million, due to the completion of capital projects. Capital expenditures were $29.4 million compared to $11.8 million.

Kensington

	Year ended December 31,
	2014	2013	2012
Tons milled	635,960	553,717	394,780
Gold ounces produced	117,823	111,951	80,071
Costs applicable to sales per gold ounce(1)	$951	$901	$1,214
(1) See Non-GAAP Financial Performance Measures

2014 compared to 2013

Gold production increased due to higher mill throughput, partially offset by lower grade. Metal sales were $137.0 million, or 22% of metal sales, compared to $148.8 million, which represented 20% of Coeur’s metal sales. Metal sales were negatively impacted by delayed gold shipments from the mine due to a labor dispute affecting ports on the west coast of the U.S., resulting in approximately 10,000 ounces of finished goods inventory unable to be shipped in 2014. Costs applicable to sales per ounce increased due to higher mining and water treatment costs. Amortization was $43.6 million compared to $62.8 million due to lower amortizable mineral interests and mining equipment. Capital expenditures were $16.2 million compared to $21.4 million.

2013 compared to 2012

Gold production increased due to higher mill throughput and the mill achieving a nearly 97% recovery rate. Metal sales were $148.8 million, or 20% of Coeur’s metal sales, compared with $111.0 million, or 12% of metal sales. Costs applicable to sales per ounce decreased due to higher production and lower overhead and support costs, partially offset by higher mining costs. Amortization was $63.2 million compared to $41.6 million, due to higher production. Capital expenditures were $21.4 million compared to $37.0 million.

San Bartolomé

	Year ended December 31,
	2014	2013	2012
Tons milled	1,749,423	1,679,839	1,477,271
Silver ounces produced	5,851,678	5,940,538	5,930,394
Costs applicable to sales per silver equivalent ounce(1)	$14.29	$14.28	$12.40
(1) See Non-GAAP Financial Performance Measures

2014 compared to 2013

Silver production decreased slightly due to lower grade, partly offset by higher mill throughput. Silver sales were $117.7 million, or 19% of metal sales, compared with $141.7 million, or 19% of metal sales. Costs applicable to sales per ounce were mostly unchanged. Amortization was $19.4 million compared to $19.1 million. Capital expenditures were $7.9 million compared to $11.6 million.

2013 compared to 2012

Silver production increased due to higher mill throughput, mostly offset by lower grade. Silver sales were $141.7 million, or 19% of metal sales, compared with $178.0 million, or 20% of metal sales. Costs applicable to sales per ounce increased due to higher mining and milling costs. Amortization was $19.6 million compared to $16.7 million, primarily due to completion of capital projects and higher production. Capital expenditures were $11.6 million compared to $25.7 million.

Coeur Capital

	Year ended December 31,
Endeavor Silver Stream	2014	2013	2012
Tons milled	792,694	791,116	791,209
Silver ounces produced	589,585	605,832	665,876
Costs applicable to sales/oz(1)	$7.17	$9.61	$13.48
(1) See Non-GAAP Financial Performance Measures

2014 compared to 2013

Metal sales were $10.0 million compared to $12.9 million. Silver production decreased due to lower grade. Royalty revenue was $3.2 million compared to nil, primarily due to the acquisition of Global Royalty Corp. in December 2013. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Endeavor silver stream's price sharing agreement. Amortization increased to $7.0 million compared to $3.8 million due to depletion of royalty interests in 2014.

2013 compared to 2012

Silver production decreased slightly due to lower ore grade, partially offset by higher recovery. Metal sales were $12.9 million compared to $18.8 million. Costs applicable to sales per ounce decreased due to lower silver prices. Amortization decreased to $3.8 million from $4.6 million due to lower production.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities was $52.9 million, $113.5 million, and $271.6 million in 2014, 2013, and 2012, respectively, and was impacted by the following key factors:

	Year ended December 31,
	2014	2013	2012
Consolidated silver equivalent ounces sold	31,982,962	32,888,139	30,645,467
Average realized price per silver equivalent ounce	$19.88	$22.68	$29.22
Costs applicable to sales per silver equivalent ounce(1)	(14.94)	(14.10)	(14.83)
Operating margin per silver equivalent ounce	$4.94	$8.58	$14.39
(1) See Non-GAAP Financial Performance Measures

	Year ended December 31,
In thousands	2014	2013	2012
Cash flow before changes in operating assets and liabilities	$39,423	$149,848	$338,713
Changes in operating assets and liabilities:
Receivables and other current assets	(20,609)	663	9,756
Prepaid expenses and other	5,635	(15,165)	2,489
Inventories	12,971	4,031	(48,305)
Accounts payable and accrued liabilities	15,507	(25,910)	(31,019)
CASH PROVIDED BY OPERATING ACTIVITIES	$52,927	$113,467	$271,634

Cash provided by operating activities decreased $60.5 million in 2014 compared to 2013 primarily due to lower average realized silver and gold prices and lower gold ounces sold, partially offset by higher silver ounces sold, lower costs applicable to sales per gold ounce and a decrease in working capital. 2014 metal sales were $92.1 million lower due to lower average realized price per silver equivalent ounce and $18.2 million lower due to lower silver equivalent ounces sold. The decrease in silver equivalent ounces sold was primarily due to delayed gold shipments from the Kensington mine as a result of a labor dispute affecting ports on the west coast of the U.S. Cash provided by operating activities decreased $158.2 million in 2013 compared to 2012 primarily due to lower average realized silver and gold prices and lower silver ounces sold, partially offset by higher gold ounces sold, lower costs applicable to sales per gold ounce, and a smaller increase to working capital.  2013 metal sales were $200.4 million lower due to lower average realized price per silver equivalent ounce, partially offset by $50.9 million due to higher silver equivalent ounces sold.

The Company’s financial position at December 31, 2014, and the expected operating cash flows over the next twelve months, lead management to believe that the Company’s liquid assets are sufficient to fund currently planned capital expenditures for existing operations and to discharge liabilities as they come due.  Please refer to the “Looking Forward” section of this MD&A for a more detailed description of capital expenditures planned for 2015.  The Company remains well-positioned to take advantage of strategic opportunities as they become available.
Cash Used in Investing Activities
Net cash used in investing activities in 2014 was $81.7 million compared to $186.5 million in 2013, primarily due to lower capital expenditures and the acquisition of Orko Silver Corporation in 2013, partly offset by the purchases of NSR royalties on non-producing exploration properties in 2014. The Company spent $64.2 million on capital expenditures in 2014, compared with $100.8 million in 2013. Capital expenditures in 2014 were primarily related to underground development at Palmarejo and Kensington, underground development of the Guadalupe deposit at Palmarejo, and San Bartolomé tailings expansion, compared to the Stage III Rochester expansion and underground development at Palmarejo and Kensington in 2013.
Net cash used in investing activities in 2013 was $186.5 million, compared to $133.1 million in 2012. The increase was primarily due to the acquisitions of Orko Silver Corporation and Global Royalty Corporation described below. The Company had net proceeds from investments of $26.7 million in 2013, compared with $8.7 million in 2012. The Company spent $100.8 million on capital expenditures in 2013, compared with $115.6 million during 2012. Capital expenditures in 2013 were primarily related to leach pad expansion and process improvement at Rochester as well as underground development at Palmarejo and Kensington.
In 2013, the Company completed its acquisition of Orko Silver Corporation, which held the La Preciosa silver-gold project in Durango, Mexico in exchange for a total of approximately 11.6 million shares of Coeur common stock, a total cash payment of approximately $99.1 million, 1.6 million warrants, and assumption of liabilities of $2.6 million. The Company also completed its acquisition of 100% of the common shares of Global Royalty Corporation, which held NSR royalties on the El Gallo complex in Mexico and the Zaruma mine in Ecuador, in exchange for a total of 2.1 million shares of Coeur common stock and a total cash payment, inclusive of payment of assumed debt, of $3.8 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in 2014 was $93.0 million compared to $154.3 million in 2013. The decrease in cash provided by financing activities is primarily the result of the follow-on offering of $150 million of Senior Notes, partly offset by the repurchase of $15.1 million of Senior Notes in 2014 and the impact of lower gold prices on Palmarejo gold production royalty payments. In contrast, 2013 included the original offering of $300 million of Senior Notes which was partly offset by the repurchase of $43.3 million of Convertible Notes and $27.6 million of common stock repurchases and the impact of higher gold prices on Palmarejo gold production royalty payments.
Net cash provided by financing activities in 2013 was $154.3 million compared to net cash used in financing activities of $188.1 million in 2012. The increase in cash provided by financing activities is primarily the result of the issuance of $300 million of 7.875% senior notes due 2021 in the first quarter of 2013. During 2013, the Company paid $117.7 million to settle existing debt and royalty obligations, primarily the $43.3 million repayment of the 3.25% convertible senior notes due 2028 and payments on the Palmarejo gold production royalty. During 2012, the Company paid $171.9 million to settle existing debt and royalty obligations, primarily the repayment of the Coeur Alaska term loan facility and payments on the Palmarejo gold production royalty.
Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2014 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations:
Convertible debt	$5,334	$5,334	$—	$—	$—
Senior debt	437,454	—	—	—	437,454
Interest on debt	209,077	34,165	68,329	68,329	38,254
	651,865	39,499	68,329	68,329	475,708

Capital lease obligations(1)	22,967	8,763	11,021	2,834	349

Operating lease obligations:
Hyak mining lease	5,635	268	537	537	4,293
Operating leases	23,175	4,020	7,038	6,482	5,635
	5,635	268	537	537	4,293
Other long-term obligations:
Reclamation and mine closure(2)	149,868	4,161	8,966	12,765	123,976
Lines of credit and other financing	14,785	4,481	10,304	—	—
Severance payments(3)	7,369	2,317	—	—	5,052
Palmarejo royalty obligation	65,760	41,981	23,779	—	—
	237,782	52,940	43,049	12,765	129,028
Total	$918,249	$92,707	$111,915	$81,631	$609,029

(1)	The Company has entered into various capital lease agreements for commitments primarily over the next two years.

(2)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on the table are undiscounted.

(3)	Accrued government-mandated severance at the Palmarejo mine, San Bartolomé mine, and Coeur South America.
Environmental Compliance Expenditures
For the years ended December 31, 2014, 2013, and 2012, the Company spent $5.6 million, $5.9 million, and $9.6 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2015 will be approximately $7.1 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.
Other Liquidity Matters

On March 20, 2014, Coeur Alaska and Coeur Rochester notified the administrative agent under the Credit Agreement that they were terminating the revolving credit facility, effective March 25, 2014.  No amounts were outstanding under the revolving credit facility at the time of termination, and no early termination penalty was payable in connection with the termination.

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
Revenue Recognition
Revenue includes sales value received for the Company’s principal products, silver and gold, and royalty revenues received. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets; for example, the London Bullion Market for both gold and silver.
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
Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, the reported amounts of revenue and expenses during the reporting period, and mined reserves. There can be no assurance that actual results will not differ from those estimates. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. Ore reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, the geology of its mines, the mining methods it uses and the related costs it incurs to develop and mine its reserves. Changes in these assumptions could result in material adjustments to the Company’s reserve estimates. The Company uses reserve estimates in determining the units-of-production amortization and evaluating mine assets for potential impairment.
Amortization
The Company amortizes its property, plant, and equipment, mining properties, and mine development using the units-of-production method over the estimated life of the ore body based on its proven and probable reserves or the straight-line method over the useful life, whichever is shorter. The accounting estimates related to amortization are critical accounting estimates because (1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and (2) changes in estimated proven and probable reserves and useful asset lives can have a material impact on net income.
Write-downs
We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions used in determining future cash flows for each mine site asset group at December 31, 2014, apart from production cost and capitalized expenditure assumptions unique to each operation, included long-term silver and gold prices of $19.00 and $1,275 per ounce (consistent with the Company’s long-term reserve prices), respectively, and discount rates ranging from 8.0% - 10.75% (to reflect project and country-specific risks). During 2014, 2013, and 2012, we recorded impairments of $1,472.7 million, $773.0 million, and $5.8 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. See Note 4 -- Write-Downs for additional detail.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and gold that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Silver and gold prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional write-downs.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates and rely upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of silver and gold on our leach pads.
Reclamation and Remediation
The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, Reclamation, and Other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense.
Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by U.S. generally accepted accounting principles ("GAAP"). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company's operating performance and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts.

Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

In thousands except per share amounts	Year ended December 31,
	2014	2013	2012
Net income (loss)	$(1,155,884)	$(650,563)	$48,677
Fair value adjustments, net	(4,323)	(59,908)	14,171
Stock-based compensation	8,976	4,611	7,657
Impairment of equity securities	6,593	18,308	605
Accretion of royalty obligation	6,976	12,349	13,397
Write-downs	1,021,756	593,214	3,786
Litigation settlement	—	32,046	—
Gain on sale of building	—	(1,200)	—
Gain on commutation of reclamation bonding arrangements	—	(7,609)	—
(Gain) loss on debt extinguishments	(426)	—	1,036
Loss on revolving credit facility termination	3,035	—	—
Inventory adjustments	14,482	5,691	2,203
Foreign exchange (gain) loss on deferred taxes	(13,180)	11,760	(18,731)
Adjusted net income (loss)	$(111,995)	$(41,301)	$72,801

Adjusted net income (loss) per share	$(1.09)	$(0.42)	$0.81
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

Year Ended December 31, 2014	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$256,707	$109,082	$112,252	$8,514	$486,555	$148,961	$635,516
Amortization	69,431	19,423	20,790	4,308	113,952	43,619	157,571
Costs applicable to sales	$187,276	$89,659	$91,462	$4,206	$372,603	$105,342	$477,945
Silver equivalent ounces sold	12,161,719	6,275,769	6,309,912	586,242	25,333,642
Gold ounces sold						110,822
Costs applicable to sales per ounce	$15.40	$14.29	$14.49	$7.17	$14.71	$951

Treatment and refining costs							4,943
Sustaining capital							61,199
General and administrative							40,845
Exploration							21,740
Reclamation							7,468
Project/pre-development costs							16,588
All-in sustaining costs							$630,728
Silver equivalent ounces sold							25,333,642
Kensington silver equivalent ounces sold							6,649,320
Consolidated silver equivalent ounces sold							31,982,962
All-in sustaining costs per silver equivalent ounce							$19.72

Year Ended December 31, 2013	Silver					Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$322,107	$105,930	$86,759	$9,575	$524,371	$167,325	$691,696
Amortization	133,535	19,103	8,890	3,755	165,283	62,750	228,033
Costs applicable to sales	$188,572	$86,827	$77,869	$5,820	$359,088	$104,575	$463,663
Silver equivalent ounces sold	14,227,657	6,079,156	5,012,194	605,832	25,924,839
Gold ounces sold						116,055
Costs applicable to sales per ounce	$13.25	$14.28	$15.54	$9.61	$13.85	$901

Treatment and refining costs							6,964
Sustaining capital							88,305
General and administrative							55,343
Exploration							22,360
Reclamation							3,746
Project/pre-development costs							11,869
All-in sustaining costs							$652,250
Silver equivalent ounces sold							25,924,839
Kensington silver equivalent ounces sold							6,963,300
Consolidated silver equivalent ounces sold							32,888,139
All-in sustaining costs per silver equivalent ounce							$19.83

Year Ended December 31, 2012	Silver						Gold
	Palmarejo	San Bartolomé	Rochester	Endeavor	Martha	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$344,073	$88,137	$80,085	$13,456	$18,198	$543,949	$128,734	$672,683
Amortization	146,557	16,707	8,065	4,632	515	176,476	41,645	218,121
Costs applicable to sales	$197,516	$71,430	$72,020	$8,824	$17,683	$367,473	$87,089	$454,562
Silver equivalent ounces sold	14,979,088	5,760,840	4,465,076	654,683	526,320	26,386,007
Gold ounces sold							70,991
Costs applicable to sales per ounce	$13.19	$12.40	$16.13	$13.48	$33.60	$13.93	$1,214

Treatment and refining costs								10,254
Sustaining capital								124,264
General and administrative								32,977
Exploration								26,270
Reclamation								3,192
Project/pre-development costs								1,261
All-in sustaining costs								$652,780
Silver equivalent ounces sold								26,386,007
Kensington silver equivalent ounces sold								4,259,460
Consolidated silver equivalent ounces sold								30,645,467
All-in sustaining costs per silver equivalent ounce								$21.30

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 1 - Cautionary Statement Concerning Forward-Looking Statements and Item 1A - Risk Factors in this report. Actual results and actions could differ materially from those discussed below.
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company's profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. At December 31, 2014, the Company has outstanding put spread contracts on 1,250,000 ounces of silver and 24,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads are $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads are $1,200 and $1,050, respectively.
If the market price of silver and gold were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver and gold were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period. The Company may be exposed to non-performance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.
The put spread contracts are generally net cash settled and expire during the first quarter of 2015. At December 31, 2014, the fair market value of the put spreads was a net asset of $2.8 million. A 10% increase or decrease in the price of silver and gold at December 31, 2014 would result in gains of $0.7 million and $7.0 million on settlement, respectively.
Provisional Gold and Silver Sales
The Company enters into sales contracts with third-party smelters which generally provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings.
At December 31, 2014, the Company had outstanding provisionally priced sales of 0.6 million ounces of silver and 29,137 ounces of gold at prices of $16.35 and $1,221, respectively. A 10% change in realized silver price would cause revenue to vary approximately $1.0 million and a 10% change in realized gold price would cause revenue to vary approximately $3.6 million.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties and includes a minimum obligation of 4,167 gold ounces per month which terminates when payments in respect of 400,000 gold ounces have been made. The minimum royalty obligation is considered an embedded derivative financial instrument due to the impact of fluctuating gold prices on the underlying gold ounces.
As of December 31, 2014, a total of 84,915 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 11.8% at December 31, 2014. The fair value of the embedded derivative at December 31, 2014 was a liability of $21.9 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at December 31, 2014 to vary by approximately $8.7 million.

Foreign Currency
The Company operates, or has mineral interests, in several foreign countries including Australia, Bolivia, Chile, Mexico, Argentina, Ecuador, and New Zealand, which exposes it to foreign currency exchange rate risks. Foreign currency exchange rates are influenced by world market factors beyond the Company's control such as supply and demand for U.S. and foreign currencies. Fluctuations in local currency exchange rates in relation to the U.S. dollar may significantly impact profitability and cash flow.
Foreign Currency Hedging
To manage foreign currency risk, the Company may enter into forward foreign currency contracts and option contracts when the Company believes such contracts would be beneficial. The forward contracts enable the Company to purchase a fixed amount of foreign currency at a fixed exchange rate, and options enable to Company to lock in a specific exchange rate range. The forward contracts and options do not qualify as hedges and, as a result, are marked to the foreign currency exchange rate at the end of each period. The mark-to-market gains and losses are recorded in earnings.
During the year ended December 31, 2014, the Company had forward foreign currency exchange contracts as well as options to reduce the foreign exchange risk associated with forecasted Mexican peso operating costs at its Palmarejo mine and development costs at La Preciosa, none of which remained outstanding at December 31, 2014.
Additional information about the Company’s derivative financial instruments may be found in Note 11 -- Derivative Financial Instruments in the notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur Mining, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur Mining, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:
We have audited Coeur Mining, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur Mining, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Coeur Mining, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur Mining, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 20, 2015

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
		2014	2013	2012
	Notes	In thousands, except share data
Revenue	3	$635,742	$745,994	$895,492
COSTS AND EXPENSES
Costs applicable to sales(1)	3	477,945	463,663	454,562
Amortization		162,436	229,564	216,032
General and administrative		40,845	55,343	32,977
Exploration		21,740	22,360	26,270
Litigation settlement	20	—	32,046	—
Write-downs		1,472,721	772,993	5,825
Pre-development, reclamation, and other		26,037	15,184	4,086
Total costs and expenses		2,201,724	1,591,153	739,752
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments		—	—	(1,036)
Fair value adjustments, net	10	3,618	82,768	(23,487)
Impairment of equity securities	13	(6,593)	(18,308)	(605)
Interest income and other, net		1,375	13,323	15,041
Interest expense, net of capitalized interest	18	(47,546)	(41,303)	(26,169)
Total other income (expense), net		(49,146)	36,480	(36,256)
Income (loss) before income and mining taxes		(1,615,128)	(808,679)	119,484
Income and mining tax (expense) benefit	8	459,244	158,116	(70,807)
NET INCOME (LOSS)		$(1,155,884)	$(650,563)	$48,677
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $1,446 and $5,362 in 2014 and 2013, respectively		(2,290)	(8,489)	(3,351)
Reclassification adjustments for impairment of equity securities, net of tax of $(2,552) and $(7,087) in 2014 and 2013, respectively		4,042	11,221	605
Reclassification adjustments for realized loss on sale of equity securities, net of tax of $(219) and $(53) in 2014 and 2013, respectively		346	83	—
Other comprehensive income (loss)		2,098	2,815	(2,746)
COMPREHENSIVE INCOME (LOSS)		$(1,153,786)	$(647,748)	$45,931

NET INCOME (LOSS) PER SHARE	9
Basic		$(11.28)	$(6.65)	$0.54

Diluted		$(11.28)	$(6.65)	$0.54
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
		2014	2013	2012
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,155,884)	(650,563)	48,677
Adjustments:
Amortization		162,436	229,564	216,032
Accretion		16,246	20,810	24,550
Deferred income taxes		(470,897)	(177,178)	16,163
Loss on termination of revolving credit facility		3,035	—	1,036
Fair value adjustments, net		(3,721)	(80,399)	18,421
Litigation settlement	20	—	22,046	—
Stock-based compensation	6	9,288	4,812	8,010
(Gain) loss on sale of assets		(35)	(9,801)	1,101
Impairment of equity securities	13	6,593	18,308	605
Write-downs		1,472,721	772,993	5,825
Other		(359)	(744)	(1,707)
Changes in operating assets and liabilities:
Receivables		(20,609)	663	9,756
Prepaid expenses and other current assets		5,635	(15,165)	2,489
Inventory and ore on leach pads		12,971	4,031	(48,305)
Accounts payable and accrued liabilities		15,507	(25,910)	(31,019)
CASH PROVIDED BY OPERATING ACTIVITIES		52,927	113,467	271,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(64,244)	(100,813)	(115,641)
Acquisitions	12	(21,329)	(116,898)	(29,297)
Purchase of short-term investments and equity securities		(50,513)	(8,052)	(12,959)
Sales and maturities of short-term investments and equity securities		54,344	34,796	21,695
Other		8	4,478	3,087
CASH USED IN INVESTING ACTIVITIES		(81,734)	(186,489)	(133,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	18	167,784	300,000	—
Payments on long-term debt and capital leases		(25,902)	(60,628)	(97,170)
Gold production royalty payments		(48,395)	(57,034)	(74,734)
Share repurchases		—	(27,552)	(19,971)
Other		(509)	(514)	3,784
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		92,978	154,272	(188,091)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		64,171	81,250	(49,572)
Cash and cash equivalents at beginning of period		206,690	125,440	175,012
Cash and cash equivalents at end of period		$270,861	$206,690	$125,440

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2014	December 31, 2013
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$270,861	$206,690
Receivables	14	116,921	81,074
Ore on leach pads	15	48,204	50,495
Inventory	15	114,931	132,023
Deferred tax assets		7,364	35,008
Prepaid expenses and other		15,523	25,940
		573,804	531,230
NON-CURRENT ASSETS
Property, plant, and equipment, net	16	227,911	486,273
Mining properties, net	17	501,192	1,751,501
Ore on leach pads	15	37,889	31,528
Restricted assets		7,037	7,014
Equity securities	13	5,982	14,521
Receivables	14	21,686	36,574
Debt issuance costs, net		9,851	10,812
Deferred tax assets		60,151	1,189
Other		9,915	15,336
TOTAL ASSETS		$1,455,418	$2,885,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,052	$53,847
Accrued liabilities and other		51,513	38,266
Debt	18	17,498	2,505
Royalty obligations	10,11	43,678	48,019
Reclamation	5	3,871	913
Deferred tax liabilities		8,078	1,011
		173,690	144,561
NON-CURRENT LIABILITIES
Debt	18	460,899	306,130
Royalty obligations	10,11	27,651	65,142
Reclamation	5	66,943	57,515
Deferred tax liabilities		111,006	556,246
Other long-term liabilities		29,911	25,817
		696,410	1,010,850
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 103,384,408 at December 31, 2014 and 102,843,003 at December 31, 2013		1,034	1,028
Additional paid-in capital		2,789,695	2,781,164
Accumulated other comprehensive income (loss)		(2,808)	(4,906)
Accumulated deficit		(2,202,603)	(1,046,719)
		585,318	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,455,418	$2,885,978

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2011	89,655	$897	$2,585,632	$(444,833)	$(4,975)	$2,136,721
Net income (loss)	—	—	—	48,677	—	48,677
Other comprehensive loss	—	—	—	—	(2,746)	(2,746)
Common stock share buyback	(893)	(9)	(19,962)	—	—	(19,971)
Common stock issued for the acquisition of Joaquin property	1,310	13	29,987	—	—	30,000
Common stock issued under long-term incentive plans, net	270	2	5,597	—	—	5,599
Balances at December 31, 2012	90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
Net income (loss)	—	—	—	(650,563)	—	(650,563)
Other comprehensive income	—	—	—	—	2,815	2,815
Common stock share buyback	(1,691)	(17)	(27,535)	—	—	(27,552)
Common stock issued for the acquisition of Orko Silver Corporation	11,573	116	179,024	—	—	179,140
Common stock issued for the acquisition of Global Royalty Corporation	2,130	21	22,177	—	—	22,198
Common stock issued under long-term incentive plans, net	489	5	6,244	—	—	6,249
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
Net income (loss)	—	—	—	(1,155,884)	—	(1,155,884)
Other comprehensive income (loss)	—	—	—	—	2,098	2,098
Common stock issued under long-term incentive plans, net	541	6	8,531	—	—	8,537
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,202,603)	$(2,808)	$585,318
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS
Coeur Mining, Inc. (“Coeur” or “the Company”) is a large silver producer with significant gold production and mines located in the United States, Mexico, and Bolivia; streaming and royalty interests in Australia, New Zealand, Mexico, Ecuador, and Chile; and exploration projects in Mexico and Argentina. The Company operates the Palmarejo, San Bartolomé, Kensington, and Rochester mines, and owns the Endeavor silver stream, all of which constitute the Company's principal sources of revenues.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the wholly-owned subsidiaries of the Company, the most significant of which are Empresa Minera Manquiri S.A., Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., and Coeur Capital, Inc. All intercompany balances and transactions have been eliminated. The Company's investments in entities in which it has less than 20% ownership interest are accounted for using the cost method.
Revenue Recognition
Revenue is recognized, net of treatment and refining charges, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable.
Under the Company’s concentrate sales contracts with third-party smelters, gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. Revenues and costs applicable to sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and forward metal prices. Final settlement is based on the average applicable price for the specified future quotational period and generally occurs from three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final gold and silver settlement.
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
Property, Plant, and Equipment
Expenditures for new facilities, assets acquired pursuant to capital leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities, lease term, or the useful life of the individual assets. Productive lives range from 7 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves.
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
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $8.9 million and $11.6 million at December 31, 2014 and 2013, respectively, were capitalized.
The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory.
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
Write-downs

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions used in determining future cash flows for each mine site asset group at December 31, 2014, apart from production cost and capitalized expenditure assumptions unique to each operation, included long-term silver and gold prices of $19.00 and $1,275 per ounce (consistent with the Company’s long-term reserve prices), respectively, and discount rates ranging from 8.0% - 10.75% (to reflect project and country-specific risks). During 2014, 2013, and 2012, we recorded impairments of $1,472.7 million, $773.0 million, and $5.8 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. See Note 4 -- Write-Downs for additional detail.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and gold that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Silver and gold prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional Write-downs.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2014 and 2013, the Company held certificates of deposit and cash under these agreements of $7.0 million and $7.0 million, respectively, restricted for these purposes. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
Reclamation and Remediation Costs
The Company recognizes obligations for the expected future retirement of tangible long-lived assets and other associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, reclamation, and other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected prospectively in the period an estimate is revised.
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
Stock-based Compensation Plans
The Company estimates the fair value of stock options using the Black-Scholes option pricing model and stock appreciation rights (“SARs”) awards using market comparison. Stock options granted are accounted for as equity-based awards and SARs are accounted for as liability-based awards. The value of the SARs is remeasured at each reporting date. The Company estimates the fair value of performance share and performance unit grants using a Monte Carlo simulation valuation model. Performance shares granted are accounted for as equity based awards and performance shares units are accounted for as liability-based awards. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock based compensation are included in General and administrative expenses, Costs applicable to sales, and Property, plant, and equipment, net as deemed appropriate.
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
Income and Mining Taxes
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Revenues from silver sales were $328.5 million, $394.5 million and $549.7 million in 2014, 2013, and 2012, respectively. Revenues from gold sales were $304.0 million, $351.5 million and $345.8 million in 2014, 2013, and 2012, respectively.
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$244,003	$117,749	$136,960	$123,768	$—	$10,046	$—	$632,526
Royalties	—	—	—	—	—	3,216	—	3,216
	244,003	117,749	136,960	123,768	—	13,262	—	635,742
Costs and Expenses
Costs applicable to sales(1)	187,276	89,659	105,342	91,462	—	4,206	—	477,945
Amortization	69,431	19,423	43,619	20,790	84	7,015	2,074	162,436
Exploration	6,671	120	8,005	2,636	236	515	3,557	21,740
Write-downs	784,038	118,754	107,832	—	372,466	6,202	83,429	1,472,721
Other operating expense (income)	620	(251)	796	2,813	13,961	938	48,005	66,882
Other income (expense)
Interest income and other, net	131	2,461	(22)	105	(523)	(7,141)	(229)	(5,218)
Interest expense, net	(9,320)	(52)	(214)	(679)	—	(1)	(37,280)	(47,546)
Fair value adjustments, net	(1,847)	—	—	3,653	—	—	1,812	3,618
Income and mining tax (expense) benefit	283,685	18,114	—	(2,224)	132,151	1,212	26,306	459,244
Net income (loss)	$(531,384)	$(89,433)	$(128,870)	$6,922	$(255,119)	$(11,544)	$(146,456)	$(1,155,884)
Segment assets(2)	$341,367	$188,616	$215,973	$196,765	$39,701	$59,848	$41,987	$1,084,257
Capital expenditures	$26,084	$7,937	$16,220	$11,898	$255	$—	$1,850	$64,244
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant, and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2013	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	La Preciosa	Coeur Capital	Other	Total
Revenue
Metal sales	$324,040	$141,721	$148,769	$119,254	$—	$12,871	$(661)	$745,994
Royalties	—	—	—	—	—	—	—	—
	324,040	141,721	148,769	119,254	—	12,871	(661)	745,994
Costs and Expenses
Costs applicable to sales(1)	188,572	86,827	104,575	77,869	—	5,820	—	463,663
Amortization	133,535	19,103	62,750	8,890	24	3,755	1,507	229,564
Exploration	7,161	111	4,199	2,653	80	2,069	6,087	22,360
Write-downs	642,094	—	130,694	—	—	—	205	772,993
Other operating expense (income)	705	6,205	735	36,265	3,237	1,397	54,029	102,573
Other income (expense)
Interest income and other, net	906	2,582	(187)	(318)	15	(19,474)	11,491	(4,985)
Interest expense, net	(15,123)	(74)	(424)	(20)	—	—	(25,662)	(41,303)
Fair value adjustments, net	76,218	—	7,480	416	—	—	(1,346)	82,768
Income and mining tax (expense) benefit	107,748	(10,938)	(1)	(2,332)	(20,856)	2,179	82,316	158,116
Net income (loss)	$(478,278)	$21,045	$(147,316)	$(8,677)	$(24,182)	$(17,465)	$4,310	$(650,563)
Segment assets(2)	$1,164,852	$289,272	$343,144	$176,789	$410,335	$62,678	$111,749	$2,558,819
Capital expenditures	$33,730	$11,568	$21,404	$29,406	$1,122	$—	$3,583	$100,813
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant, and equipment, and mineral interests

Year ended December 31, 2012	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Coeur Capital	Other	Total
Revenue
Metal sales	$442,098	$178,005	$110,987	$132,392	$18,848	$13,162	$895,492
Royalties	—	—	—	—	—	—	—
	442,098	178,005	110,987	132,392	18,848	13,162	895,492
Costs and Expenses
Costs applicable to sales(1)	197,478	71,428	87,089	72,061	8,824	17,682	454,562
Amortization	145,945	16,624	41,241	6,784	4,632	806	216,032
Exploration	7,575	159	3,283	3,591	1,056	10,606	26,270
Write-downs	—	—	—	—	—	5,825	5,825
Other operating expense (income)	661	165	478	2,682	(736)	33,813	37,063
Other income (expense)
Interest income and other, net	4,017	9,719	(77)	358	(77)	496	14,436
Interest expense, net	(18,938)	(72)	(2,972)	(26)	—	(4,161)	(26,169)
Loss on debt extinguishment	—	—	(1,036)	—	—	—	(1,036)
Fair value adjustments, net	(31,054)	—	4,089	—	—	3,478	(23,487)
Income and mining tax (expense) benefit	(18,066)	(44,632)	—	(2,195)	(327)	(5,587)	(70,807)
Net income (loss)	$26,398	$54,644	$(21,100)	$45,411	$4,668	$(61,344)	$48,677
Segment assets(2)	$1,905,269	$302,922	$508,658	$104,373	$32,656	$120,178	$2,974,056
Capital expenditures	$38,456	$25,672	$36,994	$11,794	$—	$2,725	$115,641
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant, and equipment, and mineral interests

In thousands	December 31, 2014	December 31, 2013
Assets
Total assets for reportable segments	$1,084,257	$2,558,819
Cash and cash equivalents	270,861	206,690
Other assets	100,300	120,469
Total consolidated assets	$1,455,418	$2,885,978

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

In thousands	December 31, 2014	December 31, 2013
Long Lived Assets
Mexico	$298,101	$1,487,228
United States	275,594	384,626
Bolivia	107,960	235,085
Australia	21,362	25,668
Argentina	10,970	94,705
Other	15,116	10,462
Total	$729,103	$2,237,774

	Year ended December 31,
In thousands	2014	2013	2012
Revenue
United States	$260,728	$268,023	$243,379
Mexico	245,493	324,040	442,098
Bolivia	117,749	141,721	178,005
Australia	10,046	12,871	18,848
Other	$1,726	$(661)	$13,162
Total	$635,742	$745,994	$895,492
The Company's doré is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has seven bullion trading counterparties and the sales of metals to these companies amounted to approximately 63%, 72%, and 91% of total metal sales for the years ended December 31, 2014, 2013, and 2012, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to sufficient liquidity of the markets and ample alternative trading counterparties.
The Company's concentrates are sold to smelters under purchase and sale agreements, and the smelters pay the Company for the gold or silver recovered from the concentrates. The Company currently has seven smelting and refining customers for its concentrates, and the sales to these companies amounted to approximately 37%, 28%, and 9% of total metal sales for the years ended December 31, 2014, 2013, and 2012, respectively. The loss of any one smelting and refining client may have a material adverse effect on sales if alternate smelters and refiners are not available. The Company believes sufficient global capacity exists in case of the loss of any one smelter.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2014, 2013, and 2012 (in millions):

	Years Ended December 31,
Customer	2014	2013	2012	Segments reporting revenue
Mitsui & Co.	$133.8	$70.3	$65.6	Palmarejo, Rochester
TD Securities	106.7	106.7	65.8	Palmarejo, Rochester
Standard Bank	87.5	69.0	72.3	Palmarejo, Rochester
China National Gold	86.8	81.5	43.8	Kensington
Johnson Matthey	71.8	66.4	1.7	San Bartolomé
Valcambi	33.9	77.2	414.4	Palmarejo, San Bartolomé
INTL Commodities	22.4	84.6	58.0	Palmarejo, San Bartolomé, Rochester
Auramet	10.8	111.7	94.6	Palmarejo, San Bartolomé, Kensington, Rochester

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – WRITE-DOWNS

	Year ended December 31,
	2014	2013	2012
Mining properties
Palmarejo	668,803	539,359	—
San Bartolomé	32,328	—	—
Kensington	67,671	82,337	—
La Preciosa	371,411	—	—
Joaquin	83,429	—	—
Coeur Capital (El Gallo)	6,202	—	—
Martha	—	205	5,825
	1,229,844	621,901	5,825

Property, plant, and equipment
Palmarejo	$115,235	$102,735	$—
San Bartolomé	86,426	—	—
Kensington	40,161	48,357	—
La Preciosa	1,055	—	—
	242,877	151,092	—

Total	$1,472,721	$772,993	$5,825
The 2014 write-down of $1,472.7 million ($1,021.8 million net of tax) was primarily due to a $784.0 million impairment of the Palmarejo mine ($504.5 million net of tax) and a $372.5 million impairment of the La Preciosa project ($244.9 million net of tax). The non-cash impairment charges were largely driven by significant decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.
The 2013 write-down of $773.0 million was primarily due to a $642.1 million impairment of the Palmarejo mine ($462.3 million net of tax) and a $130.7 million impairment of the Kensington mine due to a decrease in the Company's long-term silver and gold price assumptions reflective of the current silver and gold price environment.
The 2012 write-down of $5.8 million was due to the cessation of mining operations at the Martha Mine.
NOTE 5 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. The Company uses assumptions about future costs, mineral prices, mineral processing recovery rates, production levels, capital costs, and reclamation costs. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations (included in Reclamation) are as follows:

In thousands	Year ended December 31,
	2014	2013
Asset retirement obligation - Beginning	$55,966	$33,008
Accretion	4,826	3,316
Additions and changes in estimates	6,748	19,670
Settlements	(326)	(28)
Asset retirement obligation - Ending	$67,214	$55,966
The Company has accrued $3.6 million and $2.5 million at December 31, 2014 and December 31, 2013, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in Reclamation.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. The Company previously awarded stock appreciation rights, restricted stock units, and performance share units. Stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 was $9.3 million, $4.8 million, and $8.0 million, respectively. At December 31, 2014, there was $8.7 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of the stock options is equal to the fair market value of the shares on the date of the grant. The value of each stock option award is estimated using the Black-Scholes option pricing model. Stock options are accounted for as equity awards and SARs are accounted for as liability awards and remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2014	2013	2012
Weighted average fair value of stock options granted	$3.79	$12.60	$15.77
Volatility	50.93%	76.74%	70.56%
Expected life in years	3.9	5.0	5.5
Risk-free interest rate	1.25%	0.84%	0.89%
Dividend yield	—	—	—
The following table summarizes stock option and SAR activity for the years ended December 31, 2014, 2013, and 2012:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	321,607	$24.60	107,639	$13.46
Granted	151,102	26.97	—	—
Exercised	(40,173)	11.84	(34,385)	12.73
Canceled/forfeited	(62,536)	29.22	(4,389)	15.40
Outstanding at December 31, 2012	370,000	30.20	68,865	13.83
Granted	190,452	20.41	—	—
Exercised	(13,027)	10.77	(6,617)	13.14
Canceled/forfeited	(131,855)	29.30	(12,039)	15.40
Outstanding at December 31, 2013	415,570	27.36	50,209	14.15
Granted	415,172	9.45	—	—
Canceled/forfeited	(232,396)	23.94	(3,637)	15.40
Outstanding at December 31, 2014	598,346	$16.26	46,572	$14.06

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.00-$10.00	284,866	$9.34	9.04	11,034	$10.00	4.09
$10.00-$20.00	121,540	15.51	8.43	33,646	17.33	8.11
$20.00-$30.00	176,777	25.68	6.88	107,546	26.37	6.27
$30.00-$40.00	9,566	38.25	2.44	9,566	38.25	2.44
$40.00-$50.00	3,336	48.50	3.03	3,336	48.50	3.03
$50.00-$60.00	2,261	51.40	1.14	2,261	51.40	1.14
	598,346	$16.26		167,389	$24.93
At December 31, 2014, there was $0.7 million of unrecognized compensation cost related to non-vested stock options and SARs to be recognized over a weighted average period of 1.3 years.
Restricted Stock and Restricted Stock Units
Restricted stock granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity awards and restricted stock unit awards were accounted for as liability awards. Restricted stock units were remeasured at each reporting date and settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when vested. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 2014, 2013, and 2012:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2011	173,509	11.37	45,518	27.32
Granted	230,096	26.40	—	—
Vested	(95,336)	23.15	(31,456)	25.92
Cancelled/Forfeited	(68,571)	27.43	(2,651)	24.60
Outstanding at December 31, 2012	239,698	25.38	11,411	24.14
Granted	573,467	15.38	—	—
Vested	(90,963)	26.83	(11,411)	22.74
Cancelled/Forfeited	(109,116)	23.30	—	—
Outstanding at December 31, 2013	613,086	$16.68	—	$—
Granted	695,897	9.83	—	—
Vested	(234,103)	17.16	—	—
Cancelled/Forfeited	(172,881)	11.87	—	—
Outstanding at December 31, 2014	901,999	$12.19	—	$—
At December 31, 2014, there was $3.4 million of unrecognized compensation cost related to restricted stock and restricted stock unit awards to be recognized over a weighted-average period of 1.4 years.
Performance Shares and Performance Share Units
Performance shares granted under the Company’s incentive plans are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. Performance share awards are accounted for as equity awards and performance units are accounted for as liability-based awards and remeasured each reporting date. Vesting is contingent on meeting certain market conditions based on relative total stockholder return and on meeting internal performance conditions. The performance shares vest at the end of the three-year service period if market and service conditions are met. The existence of a market condition

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the market condition is satisfied. Performance share units were settled in cash based on the current market price of the common shares when vested.
The following table summarizes performance shares and performance units’ activity for the years ended December 31, 2014, 2013, and 2012:

	Performance Shares		Performance Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2011	105,929	$16.29	84,539	$35.41
Granted	145,508	25.78	32,498	—
Vested	(111,703)	7.96	(74,845)	31.17
Cancelled/Forfeited	(30,575)	42.11	(7,953)	49.20
Outstanding at December 31, 2012	109,159	26.92	34,239	39.78
Granted	173,773	23.35	34,239	38.02
Vested	(4,160)	30.97	(68,478)	38.02
Cancelled/Forfeited	(68,377)	34.49	—	—
Outstanding at December 31, 2013	210,395	28.04	—	—
Granted	358,398	12.21	—	—
Vested	(34,611)	27.18	—	—
Cancelled/Forfeited	(17,352)	27.15	—	—
Outstanding at December 31, 2014	516,830	$17.61	—	$—
At December 31, 2014, there was $2.9 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.8 years.
Supplemental Incentive Plan
During 2014, the Company adopted a supplemental incentive plan, under which benefits are payable upon achievement of certain performance and market conditions.  The maximum potential bonus under the plan is $3.8 million, of which $2.8 million may be settled in cash or stock at the Company’s discretion.  At December 31, 2014, $0.6 million has been accrued for this plan.
NOTE 7 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's compensation. The Company may also provide a voluntary, noncontributory defined contribution based on a percentage of eligible employee's salary. Total plan expenses recognized for the years ended December 31, 2014, 2013, and 2012 were $2.6 million, $4.1 million, and $4.1 million, respectively.
NOTE 8 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
in thousands	2014	2013	2012
United States	$(213,883)	$(242,562)	$(3,443)
Foreign	(1,401,245)	(566,117)	122,927
Total	$(1,615,128)	$(808,679)	$119,484

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
in thousands	2014	2013	2012
Current:
United States	$904	$4	$(257)
United States — State mining taxes	(879)	(714)	(2,195)
United States — Foreign withholding tax	(6,250)	397	(736)
Argentina	(71)	(137)	976
Australia	—	(914)	(1,760)
Mexico	(1,124)	(9,046)	(7,814)
Bolivia	(4,008)	(6,716)	(43,546)
Canada	(145)	(1,936)	—
Deferred:
Argentina	24,478	8,062	—
Australia	(401)	(2)	(223)
Bolivia	22,122	(4,222)	(1,087)
Canada	1,807	—	—
Mexico	417,068	94,851	(10,579)
United States	5,743	78,489	(3,586)
Income tax (expense) benefit	$459,244	$158,116	$(70,807)
A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is below:

	Year ended December 31,
in thousands	2014	2013	2012
Tax benefit (expense) from continuing operations	$565,295	$283,038	$(41,819)
State tax provision from continuing operations	20,253	2,245	(3,151)
Percentage depletion and related deductions	—	—	7,461
Change in valuation allowance	(128,344)	(106,802)	(12,651)
Non-deductible imputed interest	—	(214)	(525)
Uncertain tax positions	(4,425)	(5,209)	(9,849)
U.S. and foreign non-deductible expenses	(4,892)	(2,383)	(4,206)
Foreign exchange rates	23,672	13,937	(10,416)
Foreign inflation and indexing	3,765	2,937	712
Foreign tax rate differences	(63,930)	(24,108)	3,967
Foreign withholding and other foreign taxes	91,882	(100,331)	(5,861)
Foreign tax credits and other, net	(44,032)	13,153	5,531
Change in Mexico permanent reinvestment assertion	—	81,853	—
	$459,244	$158,116	$(70,807)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2014	2013
Deferred tax liabilities:
Mineral properties	$—	$344,152
Mexican mining royalty tax	7,586	76,386
Foreign subsidiaries — unremitted earnings	45,249	182,464
Inventory	1,100	2,746
Property, plant, and equipment, net	—	33,094
	$53,935	$638,842
Deferred tax assets:
Net operating loss carryforwards	153,689	130,170
Mineral properties	70,510	—
Property, plant, and equipment	46,042	—
Foreign subsidiaries — future tax credits	—	163,947
Royalty and other long-term debt	5,863	11,616
Capital loss carryforwards	35,251	34,930
Asset retirement obligation	21,586	18,589
Unrealized foreign currency loss and other	8,213	9,567
Accrued expenses	14,773	14,756
Tax credit carryforwards	56,322	23,585
	412,249	407,160
Valuation allowance	(409,883)	(289,378)
	2,366	117,782
Net deferred tax liabilities	$51,569	$521,060
The Company has evaluated the amount of taxable income and periods over which it must be earned to allow for realization of the deferred tax assets. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Year ended December 31,
In thousands	2014	2013
U.S.	$305,534	$236,653
Argentina	21,520	17,005
Canada	2,009	4,453
Bolivia	15,948	—
Mexico	33,189	—
New Zealand	28,710	27,292
Other	2,973	3,975
	$409,883	$289,378

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at January 1, 2013	$10,511
Gross increase to current period tax positions	2,231
Gross increase to prior period tax positions	2,761
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statue of limitations	(32)
Unrecognized tax benefits at December 31, 2013	$15,471
Gross increase to current period tax positions	1,856
Gross increase to prior period tax positions	524
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statue of limitations	(1,767)
Unrecognized tax benefits at December 31, 2014	$16,084
At December 31, 2014, 2013, and 2012, $16.1 million, $14.3 million, and $10.3 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company's effective tax rate. The Company is not able to estimate the amount of change in the Company's gross unrecognized tax benefits within the next twelve months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and has recognized interest and penalties of $2.9 million, $4.1 million, and $2.5 million as of 2014, 2013, and 2012, respectively.
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions and various others. The statute of limitations remains open from 2012 for the US federal jurisdiction and from 2005 for certain other foreign jurisdictions. During 2014, the U.S. Internal Revenue Service concluded its examination of the Company's 2009, 2010, and 2011 tax years.
In the fourth quarter of 2013, the Company made an assertion that earnings are permanently reinvested in its Coeur Mexicana mining operations entity which resulted in an income tax benefit of $81 million. Therefore, at December 31, 2014, no provision has been made for United States federal and state income taxes on the Company's outside tax basis differences in Mexico, which primarily relate to accumulated foreign earnings which have been reinvested and are expected to be reinvested outside the United States indefinitely.
During 2007, the Company incurred an ownership change which generally limits the availability of existing tax attributes, including net operating loss carryforwards to reduce future taxable income. The Company has the following tax attribute carryforwards at December 31, 2014, by jurisdiction (in thousands):

	U.S.	Argentina	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	245,683	16,588	1,633	49,747	102,535	22,952	439,138
Alternative minimum tax net operating losses	117,362	—	—	—	—	—	117,362
Capital losses	91,019	—	—	—	—	—	91,019
Alternative minimum tax credits	4,142	—	—	—	—	—	4,142
Foreign tax credits	52,181	—	—	—	—	—	52,181
The U.S. net operating losses expire from 2019 through 2034 and the Canada net operating losses will expire from 2029 through 2034. The Mexico net operating losses expire from 2017 to 2024, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The U.S. capital losses expire in 2015 while the Canada capital losses generally have an indefinite carryforward period. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2019.

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
For the years ended December 31, 2014, 2013, and 2012, 1,871,681, 1,111,021, and 479,767 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2014, 2013, and 2012 because there is no excess value upon conversion over the principal amount of the Notes.

	Year ended December 31,
In thousands except per share amounts	2014	2013	2012
Net income (loss) available to common stockholders	$(1,155,884)	$(650,563)	$48,677
Weighted average shares:
Basic	102,441	97,864	89,437
Effect of stock-based compensation plans	—	—	166
Diluted	102,441	97,864	89,603
Income (loss) per share:
Basic	$(11.28)	$(6.65)	$0.54
Diluted	$(11.28)	$(6.65)	$0.54
NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net:

	Year ended December 31,
In thousands	2014	2013	2012
Palmarejo royalty obligation embedded derivative	$(2,001)	$76,200	$(31,053)
Rochester NSR royalty obligation	3,653	416	—
Silver and gold options	1,058	7,119	4,302
Foreign exchange contracts	908	(967)	3,264
Fair value adjustments, net	$3,618	$82,768	$(23,487)
Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), secondary priority to quoted prices in inactive markets or observable inputs (Level 2), and the lowest priority to unobservable inputs (Level 3).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments	$138	$138	$—	$—
Equity securities	5,982	4,603	—	1,379
Silver and gold options	3,882	—	3,882	—
	$10,002	$4,741	$3,882	$1,379
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$—	$—	$21,912
Rochester NSR royalty obligation	15,370	—	—	15,370
Silver and gold options	1,039	—	1,039	—
Other derivative instruments, net	805	—	805	—
	$39,126	$—	$1,844	$37,282

	Fair Value at December 31, 2013
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$14,521	$14,521	$—	$—
Silver and gold options	135	—	135	—
	$14,656	$14,521	$135	$—
Liabilities:
Palmarejo royalty obligation embedded derivative	$40,338	$—	$—	$40,338
Rochester NSR royalty obligation	21,630	—	—	21,630
Other derivative instruments, net	1,591	—	1,591	—
	$63,559	$—	$1,591	$61,968
The Company’s short-term investments and investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. For certain of the equity securities quoted market prices are not available. These securities are valued using pricing models which require the use of observable and unobservable inputs. In 2014, these securities were reclassified from Level 1 to Level 3 in the fair value hierarchy.
The Company’s silver and gold options and other derivative instruments, net, which relate to concentrate sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves and credit spreads.  The Company’s current mine plans are a significant unobservable input used in the estimated fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation. Therefore, the Company has classified the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation as Level 3 financial liabilities. Based on the current mine plans, expected royalty durations of 1.7 years and 3.2 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, at December 31, 2014.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present the changes in the fair value of the Company's Level 3 financial liabilities for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Transfers from Level 1	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$40,338	$—	$2,001	$(20,427)	$—	$21,912
Rochester NSR royalty obligation	21,630	—	(3,653)	(2,607)	—	15,370
Equity securities	—	69	(55)	—	1,365	1,379

	Year ended December 31, 2013
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Transfers from Level 2	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$—	$—	$(76,200)	$(28,560)	$145,098	$40,338
Rochester NSR royalty obligation	—	22,046	(416)	—	—	21,630
During 2014, Coeur recorded write-downs related to Property, plant, and equipment and Mining properties totaling $1,472.7 million ($1,021.8 million net of tax). The fair values of Property, plant, and equipment and Mining properties were estimated using a discounted cash flow approach. The discounted cash flow model used significant unobservable inputs and is therefore classified within Level 3 for the fair value hierarchy. The following table sets forth the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements:

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment and Mining properties	Discounted cash flow	Discount rate	8.0% - 10.75%
		Long-term silver price	$19.00
		Long-term gold price	$1,275
During 2013, Coeur recorded write-downs related to Property, plant, and equipment and Mining properties totaling $773.0 million ($593.2 million net of tax). The fair values of Property, plant, and equipment and Mining properties were estimated using a discounted cash flow approach. The discounted cash flow model used significant unobservable inputs and is therefore classified within Level 3 for the fair value hierarchy. The following table sets forth the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements:

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment and Mining properties	Discounted cash flow	Discount rate	8.5% - 10.5%
		Long-term silver price	$25.00
		Long-term gold price	$1,450

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2014 and December 31, 2013 is presented in the following table:

	December 31, 2014
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$4,979	$—	$4,979	$—
7.875% Senior Notes due 2021	437,454	343,305	—	343,305	—
San Bartolomé Line of Credit	14,785	14,785	—	14,785	—
Palmarejo gold production royalty obligation	34,047	38,290	—	—	38,290

	December 31, 2013
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$5,067	$5,067	$—	$—
7.875% Senior Notes due 2021	300,000	307,314	307,314	—	—
Palmarejo gold production royalty obligation	51,193	65,212	—	—	65,212
The fair value at December 31, 2014 and December 31, 2013 of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were estimated using quoted market prices. The fair value of debt was transferred to Level 2 from Level 1 of the fair value hierarchy in 2014 due to observability of quoted market prices.
The San Bartolomé line of credit was originated by a third party at December 31, 2014 and, as a result, book value is assumed to be fair value.
The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads.  The Company’s current mine plan is a significant input used in the estimated fair value of the Palmarejo gold production royalty obligation and is considered company specific and unobservable.  Therefore, the Company has classified the Palmarejo gold production royalty obligation as a Level 3 financial liability. Based on the current mine plan, an expected royalty duration of 1.7 years was used to estimate the fair value of the Palmarejo gold production royalty obligation at December 31, 2014.
NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments of 400,000 gold ounces have been made. At December 31, 2014, a total of 84,915 gold ounces remain outstanding under the original obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 11.8% and 5.7% at December 31, 2014 and December 31, 2013, respectively. The fair value of the embedded derivative at December 31, 2014 and December 31, 2013 was a liability of $21.9 million and $40.3 million, respectively. For the years ended December 31, 2014, 2013, and 2012 the fair value adjustments were gains of $18.4 million, $104.8 million, and $14.3 million.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of the actual gold production per month multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation adjustment. For the years ended December 31, 2014, 2013, and 2012, realized losses on settlement of the liabilities were $20.4 million, $28.6 million, and $45.4 million, respectively. The fair value adjustments and realized losses are included in Fair value adjustments, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Foreign Exchange Contracts
At December 31, 2014, the Company had no outstanding call and put option contracts, or collars. At December 31, 2013, the Company had MXN foreign exchange forward contracts on $12.0 million in U.S. dollars. These contracts required the Company to exchange U.S. dollars for MXN at a weighted average exchange rate of 12.21 MXN to each U.S. dollar and the fair value of those contracts was a liability of $0.9 million at December 31, 2013. In addition, at December 31, 2013, the Company had outstanding collars on $45.0 million with a weighted-average strike price of 12.60 MXN for the floor and 14.80 MXN for the ceiling. The fair value of these contracts was nil at December 31, 2013.
For the years ended December 31, 2014, 2013, and 2012, the Company recorded mark-to-market gains of nil, losses of $1.0 million, and gains of $3.3 million, respectively, on MXN forward contracts and collars. These mark-to-market adjustments are reflected in Fair value adjustments, net. For the years ended December 31, 2014, 2013, and 2012, the Company recorded realized losses of $0.9 million, realized gains of $0.6 million, and realized losses of $1.6 million, respectively, in Costs applicable to sales.
Provisional Gold and Silver Sales
The Company's sales to third-party smelters, in general, provide for a provisional payment based upon preliminary assays and forward metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.1 million, losses of $2.0 million, and gains of $1.7 million in the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, the Company had outstanding provisionally priced sales of 0.6 million ounces of silver and 29,137 ounces of gold at prices of $16.35 and $1,221, respectively.
Silver and Gold Options
At December 31, 2014, the Company has outstanding put spread contracts on 1,250,000 ounces of silver and 24,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads are $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads are $1,200 and $1,050, respectively.
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
The put spread contracts are generally net cash settled and expire in the first quarter of 2015. At December 31, 2014, the fair market value of the put spreads was a net asset of $2.8 million.
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
During the years ended December 31, 2014, 2013, and 2012, the Company recorded unrealized gains of $1.5 million, unrealized gains of $8.9 million, and unrealized gains of $8.6 million, respectively, related to outstanding options which was included in Fair value adjustments, net. The Company also recognized realized losses of $0.6 million, nil, and nil, respectively, resulting from expiring and terminated contracts during the years ended December 31, 2014, 2013, and 2012.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2014, the Company had the following derivative instruments that settle in each of the years indicated:

In thousands except average prices and notional ounces	2015	2016	Thereafter
Palmarejo gold production royalty	$41,981	$23,779	$—
Average gold price in excess of minimum contractual deduction	$775	$774	$—
Notional ounces	54,171	30,744	—

Silver concentrate sales contracts	$10,392	$—	$—
Average silver price	$16.35	$—	$—
Notional ounces	635,614	—	—

Gold concentrate sales contracts	$35,576	$—	$—
Average gold price	$1,221	$—	$—
Notional ounces	29,137	—	—

Gold put options purchased	$14,400	$—	$—
Average gold strike price	$1,200	$—	$—
Notional ounces	12,000	—	—

Silver put options purchased	$11,250	$—	$—
Average silver strike price	$18.00	$—	$—
Notional ounces	625,000	—	—

Gold put options sold	$(12,600)	$—	$—
Average gold strike price	$1,050	$—	$—
Notional ounces	12,000	—	—

Silver put options sold	$(10,000)	$—	$—
Average silver strike price	$16.00	$—	$—
Notional ounces	625,000	—	—

The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2014
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	$—	$—	$14,405	$7,507
Silver and gold options	3,882	1,039
Concentrate sales contracts	43	848
	$3,925	$1,887	$14,405	$7,507

	December 31, 2013
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Foreign exchange contracts	$38	$947	$—	$—
Palmarejo gold production royalty	—	—	17,650	22,688
Silver and gold options	135	—	—	—
Concentrate sales contracts	11	693	—	—
	$184	$1,640	$17,650	$22,688

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2014, 2013, and 2012 (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2014	2013	2012
Sales of metal	Concentrate sales contracts	$(123)	$(1,995)	$1,682
Costs applicable to sales	Foreign exchange contracts	924	589	(1,621)
Fair value adjustments, net	Foreign exchange contracts	(16)	(985)	3,264
Fair value adjustments, net	Palmarejo gold royalty	(2,001)	76,200	(31,053)
Fair value adjustments, net	Silver and gold options	1,058	7,119	4,302
		$(158)	$80,928	$(23,426)
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
NOTE 12 – ACQUISITIONS
On December 16, 2014, the Company entered into a merger agreement under which it will issue, in exchange for each issued and outstanding share of Paramount Gold and Silver Corp. ("Paramount"), 0.2016 shares of common stock of the Company, subject to closing conditions being satisfied. Immediately prior to completion of the merger, Paramount will spin-off to its existing stockholders a separate, publicly traded company, expected to be named Paramount Nevada Gold Corp. (“SpinCo”), a subsidiary that owns the Sleeper Gold Project and other assets in Nevada. As part of the transaction, subject to satisfaction of closing conditions, Coeur will make a loan to Paramount in the principal amount of $8.5 million and Paramount will contribute all of the proceeds of such loan to SpinCo as an equity contribution, and SpinCo will issue to Coeur, in exchange for a cash payment by Coeur in the amount of $1.5 million, newly issued shares of SpinCo common stock amounting to 4.9% of the outstanding SpinCo common stock after issuance.
On December 16, 2014, the Company acquired a 0.7% NSR royalty on Paramount's San Miguel project in a separate transaction not conditioned on the successful acquisition of Paramount for $5.3 million.
On July 2, 2014, the Company acquired a pre-existing 3.0% NSR royalty on the La Preciosa silver-gold project for $12.0 million.
On May 27, 2014, the Company's subsidiary, Coeur Capital, Inc., entered into an NSR royalty agreement with Northair Silver Corp. (formerly, International Northair Mines, Ltd., "Northair"). Pursuant to the agreement, the Company paid $2.2 million cash on May 27, 2014 for a 1.25% NSR and $1.8 million on September 2, 2014 for an additional 1.25% NSR royalty payable on future production from Northair's La Cigarra silver project located in north central Mexico.
The Company completed the acquisition of Global Royalty Corporation (“GRC”) on December 13, 2013. The transaction was accounted for as a business combination. Upon completion of the acquisition, the Company holds NSRs on the El Gallo complex in Mexico and the Zaruma mine in Ecuador. The Company incurred $0.3 million of acquisition-related costs in 2013 related to the acquisition of GRC which are included in General and administrative expense in the Consolidated Statement of Comprehensive Income (Loss).
Total consideration paid and fair value of assets acquired in the GRC acquisition are as follows (in thousands):

Total purchase price	26,047
Total liabilities assumed	8,605
Total consideration	$34,652

Total assets acquired	$34,652
On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (“Orko”). As a result of the acquisition, the Company owns the La Preciosa silver-gold project in the state of Durango, Mexico. The transaction was accounted for as a purchase of mineral interests since La Preciosa is an exploration stage project.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total consideration paid and fair value of assets acquired in the Orko acquisition are as follows (in thousands):

Total purchase price	295,841
Total liabilities assumed	116,955
Total consideration	$412,796

Total assets acquired	$412,796
NOTE 13 – INVESTMENTS
The Company invests part of its cash balances in a managed portfolio of liquid investments, including highly-rated corporate bonds, classified as short-term investments. The Company also invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At December 31, 2014
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$5,687	$(8)	$303	$5,982

	At December 31, 2013
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$17,649	$(3,300)	$172	$14,521

The following table summarizes the gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2014:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(8)	$38	$—	$—	$(8)	$38

During 2014, the Company sold $49.1 million of short-term investments and $5.2 million of equity securities which resulted in the recognition of a realized loss of $0.6 million. The Company recognized net of tax unrealized losses of $2.3 million, $8.5 million, and $3.4 million in the years ended December 31, 2014, 2013, and 2012, respectively, in Other comprehensive income (loss). The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded other-than-temporary impairment losses of $6.6 million, $18.3 million and $0.6 million in the years ended December 31, 2014, 2013, and 2012, respectively.
NOTE 14 – RECEIVABLES
Receivables consist of the following:

In thousands	December 31, 2014	December 31, 2013
Current receivables:
Trade receivables	$20,448	$17,303
Income tax receivable	30,045	8,363
Value added tax receivable	63,805	49,168
Other	2,623	6,240
	$116,921	$81,074
Non-current receivables:
Value added tax receivable	$21,686	$36,574
Total Receivables	$138,607	$117,648

NOTE 15 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	December 31, 2014	December 31, 2013
Inventory:
Concentrate	$23,563	$14,855
Precious metals	40,870	52,250
Supplies	50,498	64,918
	$114,931	$132,023
Ore on Leach Pads:
Current	$48,204	$50,495
Non-Current	37,889	31,528
	$86,093	$82,023
Total Inventory and Ore on Leach Pads	$201,024	$214,046
NOTE 16 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consist of the following:

In thousands	December 31, 2014	December 31, 2013
Land	$1,752	$1,764
Facilities and equipment	647,181	855,318
Capital leases	28,680	16,133
	677,613	873,215
Accumulated amortization	(464,852)	(395,520)
	212,761	477,695
Construction in progress	15,150	8,578
Property, plant, and equipment, net	$227,911	$486,273
Rent expense for operating lease agreements was $11.2 million, $16.7 million and $14.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$137,821	$49,305	$217,138	$153,535	$—	$—	$—	$557,799
Accumulated amortization	(121,906)	(26,106)	(106,865)	(113,533)	—	—	—	(368,410)
	15,915	23,199	110,273	40,002	—	—	—	189,389
Mineral interests	521,349	17,560	—	—	49,059	10,000	81,461	679,429
Accumulated amortization	(332,032)	(10,143)	—	—	—	—	(25,451)	(367,626)
	189,317	7,417	—	—	49,059	10,000	56,010	311,803
Mining properties, net	$205,232	$30,616	$110,273	$40,002	$49,059	$10,000	$56,010	$501,192

December 31, 2013	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,845	$70,761	$268,351	$150,348	$—	$—	$—	$641,305
Accumulated amortization	(110,143)	(22,236)	(80,032)	(103,130)	—	—	—	(315,541)
	41,702	48,525	188,319	47,218	—	—	—	325,764
Mineral interests	1,146,572	26,643	—	—	408,352	93,429	78,133	1,753,129
Accumulated amortization	(300,187)	(8,759)	—	—	—	—	(18,446)	(327,392)
	846,385	17,884	—	—	408,352	93,429	59,687	1,425,737
Mining properties, net	$888,087	$66,409	$188,319	$47,218	$408,352	$93,429	$59,687	$1,751,501
The Palmarejo mine is an underground and open pit silver and gold mine located in the State of Chihuahua in northern Mexico, and the company controls a large portion of the properties surrounding the mine. The Palmarejo mine commenced production in April 2009.

The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The mineral rights for the San Bartolomé project are held through long-term joint venture/lease agreements with several local independent mining co-operatives and the Bolivian state owned mining organization, (“COMIBOL”). The Company commenced commercial production at San Bartolomé in June 2008.
The Kensington mine is an underground gold mine and consists of the Kensington and adjacent Jualin properties located north-northwest of Juneau, Alaska. The Company commenced commercial production in July 2010.
The Company has conducted operations at the Rochester silver and gold mine, located in northwestern Nevada, since September 1986. The mine utilizes the heap-leaching process to extract both silver and gold from ore mined using open pit methods.
The La Preciosa silver and gold project is located in the State of Durango in northern Mexico. The Company completed a feasibility study in 2014 and has deferred construction activities until expected returns improve.
The Joaquin silver and gold project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of the property located north of the Company's Martha silver mine in November 2007.
The Company's mineral interests held by Coeur Capital primarily consist of the Endeavor silver stream acquired by the Company in May 2005 and amended in March 2006, under which the Company owns all silver production and reserves up to a total of 20.0 million payable ounces at the Endeavor mine in Australia, which is owned and operated by Cobar Operations Pty. Limited, a wholly-owned subsidiary of CBH Resources Ltd. The Company has received 5.4 million payable ounces to-date and the current ore reserve contains 1.7 million payable ounces.
Coeur Capital also holds royalties on McEwen Mining Inc.’s El Gallo/Magistral mine in Mexico, currently paying a 3.5% NSR royalty, a 1.5% NSR royalty on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, a 2.0% NSR royalty on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and royalties on other non-producing properties. Another Coeur subsidiary owns

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

an 80% interest in a 2.5% royalty on Newmont Mining Corporation's Correnso mine in New Zealand. Royalty revenue is immaterial to the Company.
NOTE 18 – DEBT
Long-term debt and capital lease obligations at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014		December 31, 2013
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$5,334	$—	$—	$5,334
7.875% Senior Notes due 2021	—	437,454	—	300,000
San Bartolomé Letter of Credit	4,481	10,304	—	—
Capital lease obligations	7,683	13,141	2,505	796
	$17,498	$460,899	$2,505	$306,130
Minimum future lease payments under capital and operating leases with terms longer than one year are $12.8 million in 2015, $12.0 million in 2016, $6.1 million in 2017, $4.6 million in 2018, $4.7 million in 2019, and $6.0 million thereafter.
7.875% Senior Notes due 2021
During the year ended December 31, 2014, the Company repurchased $15.1 million in aggregate principal amount of its 7.875% Senior Notes due 2021 (the "Senior Notes"), resulting in a balance of $437.5 million at December 31, 2014.
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

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 13, 2013 that it was offering to repurchase all of the Convertible Notes. As of February 12, 2013, there was $48.7 million aggregate principal amount of Convertible Notes outstanding. The Company repurchased $43.3 million in aggregate principal amount, leaving a balance of $5.3 million at December 31, 2014. The Convertible Notes are classified as current liabilities at December 31, 2014 as a result of the holders' option to require the Company to repurchase the notes on March 15, 2015.
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
On March 20, 2014, the Borrowers notified the administrative agent that they were terminating the Revolving Credit Facility, effective March 25, 2014. The Company wrote off $3.0 million related to the termination of the Credit Agreement in the year ended December 31, 2014. No amounts were outstanding under the Revolving Credit Facility at the time of termination, and no early termination penalty was payable in connection with the termination.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Lines of Credit
At December 31, 2014, San Bartolomé had two outstanding lines of credit. The first line of credit is for $12.0 million bearing interest at 6.0% per annum, maturing in 360 days. The second line of credit is for $15.0 million bearing interest at 6.0%, maturing in three years. Both lines of credit are secured with machinery and equipment. There is an aggregate outstanding balance of $14.8 million on both lines of credit at December 31, 2014.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $408 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. During the years ended December 31, 2014, 2013, and 2012, the Company paid $48.4 million, $57.0 million, and $74.7 million, respectively. At December 31, 2014, payments had been made on a total of 315,085 ounces of gold with further payments to be made on an additional 84,915 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the years ended December 31, 2014, 2013, and 2012 of $10.8 million, $17.6 million, and $19.1 million, respectively. At December 31, 2014 and December 31, 2013, the remaining minimum obligation under the royalty agreement was $34.0 million and $51.2 million, respectively.
Interest Expense
Interest expense consists of the following:

	Year ended December 31,
In thousands	2014	2013	2012
3.25% Convertible Senior Notes due 2028	$173	$466	$1,581
7.875% Senior Notes due 2021	32,741	21,853	—
Revolving Credit Facility	179	612	213
Loss on Revolving Credit Facility	3,035	—	2,339
Capital lease obligations	972	415	997
Other debt obligations	—	291	881
Accretion of Palmarejo gold production royalty obligation	10,773	17,641	19,139
Amortization of debt issuance costs	1,740	2,143	1,146
Accretion of debt (premium) discount	(357)	576	2,536
Capitalized interest	(1,710)	(2,694)	(2,663)
Total interest expense, net of capitalized interest	$47,546	$41,303	$26,169

NOTE 19 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the $434.9 million aggregate principal amount of Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$261,963	$373,779	$—	$635,742
COSTS AND EXPENSES
Costs applicable to sales(1)	—	196,805	281,140	—	477,945
Amortization	1,805	65,100	95,531	—	162,436
General and administrative	39,976	6	863	—	40,845
Exploration	3,560	11,157	7,023	—	21,740
Write-downs	—	107,832	1,364,889	—	1,472,721
Pre-development, reclamation, and other	8,813	3,889	13,335	—	26,037
Total costs and expenses	54,154	384,789	1,762,781	—	2,201,724
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,812	3,653	(1,847)	—	3,618
Impairment of equity securities	—	(6,593)	—	—	(6,593)
Interest income and other, net	4,406	(430)	227	(2,828)	1,375
Interest expense, net of capitalized interest	(38,389)	(891)	(11,094)	2,828	(47,546)
Total other income (expense), net	(32,171)	(4,261)	(12,714)	—	(49,146)
Income (Loss) before income and mining taxes	(86,325)	(127,087)	(1,401,716)	—	(1,615,128)
Income and mining tax (expense) benefit	1,742	(2,224)	459,726	—	459,244
Income (Loss) after income and mining taxes	(84,583)	(129,311)	(941,990)	—	(1,155,884)
Equity income (loss) in consolidated subsidiaries	(1,071,301)	(4,181)	—	1,075,482	—
NET INCOME (LOSS)	$(1,155,884)	$(133,492)	$(941,990)	$1,075,482	$(1,155,884)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(2,290)	(2,272)	—	2,272	(2,290)
Reclassification adjustments for impairment of equity securities, net of tax	4,042	4,042	—	(4,042)	4,042
Reclassification adjustments for realized loss on sale of equity securities, net of tax	346	328	—	(328)	346
Other comprehensive income (loss)	2,098	2,098	—	(2,098)	2,098
COMPREHENSIVE INCOME (LOSS)	$(1,153,786)	$(131,394)	$(941,990)	$1,073,384	$(1,153,786)
(1) Excludes amortization.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$268,023	$477,971	$—	$745,994
COSTS AND EXPENSES
Costs applicable to sales(1)	—	182,444	281,219	—	463,663
Amortization	1,066	71,655	156,843	—	229,564
General and administrative	50,213	3,245	1,885	—	55,343
Exploration	1,602	8,920	11,838	—	22,360
Litigation settlement	—	32,046	—	—	32,046
Write-downs	—	130,694	642,299	—	772,993
Pre-development, reclamation, and other	—	3,093	12,091	—	15,184
Total costs and expenses	52,881	432,097	1,106,175	—	1,591,153
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,346)	7,896	76,218	—	82,768
Impairment of equity securities	(18,097)	(211)	—	—	(18,308)
Interest income and other, net	13,408	(1,539)	4,602	(3,148)	13,323
Interest expense, net of capitalized interest	(25,652)	(445)	(18,354)	3,148	(41,303)
Total other income (expense), net	(31,687)	5,701	62,466	—	36,480
Income (Loss) before income and mining taxes	(84,568)	(158,373)	(565,738)	—	(808,679)
Income and mining tax (expense) benefit	78,332	(155)	79,939	—	158,116
Income (Loss) after income and mining taxes	(6,236)	(158,528)	(485,799)	—	(650,563)
Equity income (loss) in consolidated subsidiaries	(644,327)	(68)	—	644,395	—
NET INCOME (LOSS)	$(650,563)	$(158,596)	$(485,799)	$644,395	$(650,563)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(8,489)	(552)	—	552	(8,489)
Reclassification adjustments for impairment of equity securities, net of tax	11,221	211	—	(211)	11,221
Reclassification adjustments for realized loss on sale of equity securities, net of tax	83	—	—	—	83
Other comprehensive income (loss)	2,815	(341)	—	341	2,815
COMPREHENSIVE INCOME (LOSS)	$(647,748)	$(158,937)	$(485,799)	$644,736	$(647,748)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2012

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$243,380	$652,112	$—	$895,492
COSTS AND EXPENSES
Costs applicable to sales(1)	—	159,151	295,411	—	454,562
Amortization	521	48,065	167,446	—	216,032
General and administrative	30,699	1,101	1,177	—	32,977
Exploration	1,946	7,930	16,394	—	26,270
Write-downs	—	—	5,825	—	5,825
Pre-development, reclamation, and other	—	1,323	2,763	—	4,086
Total costs and expenses	33,166	217,570	489,016	—	739,752
Loss on debt extinguishments	—	(1,036)	—	—	(1,036)
Fair value adjustments, net	3,477	4,089	(31,053)	—	(23,487)
Impairment of equity securities	(605)	—	—	—	(605)
Interest income and other, net	5,744	859	13,071	(4,633)	15,041
Interest expense, net of capitalized interest	(4,158)	(2,997)	(23,647)	4,633	(26,169)
Total other income (expense), net	4,458	915	(41,629)	—	(36,256)
Income (Loss) before income and mining taxes	(28,708)	26,725	121,467	—	119,484
Income and mining tax (expense) benefit	(3,844)	(2,930)	(64,033)	—	(70,807)
Income (Loss) after income and mining taxes	(32,552)	23,795	57,434	—	48,677
Equity income (loss) in consolidated subsidiaries	81,229	—	—	(81,229)	—
NET INCOME (LOSS)	$48,677	$23,795	$57,434	$(81,229)	$48,677
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(3,351)	—	—	—	(3,351)
Reclassification adjustments for impairment of equity securities, net of tax	605	—	—	—	605
Other comprehensive income (loss)	(2,746)	—	—	—	(2,746)
COMPREHENSIVE INCOME (LOSS)	$45,931	$23,795	$57,434	$(81,229)	$45,931
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(1,144,474)	$41,292	$80,627	$1,075,482	52,927
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
Capital expenditures	(1,849)	(28,118)	(34,277)	—	(64,244)
Purchase of short term investments and equity securities	(50,013)	(429)	(71)	—	(50,513)
Sales and maturities of short term investments and equity securities	49,069	5,261	14	—	54,344
Acquisitions	(12,079)	(4,000)	(5,250)	—	(21,329)
Other	—	48	(40)	—	8
Investments in consolidated subsidiaries	1,120,382	4,106	—	(1,124,488)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,105,510	(23,132)	(39,624)	(1,124,488)	(81,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	14,784	—	167,784
Payments on long-term debt, capital leases, and associated costs	(18,545)	(6,114)	(1,243)	—	(25,902)
Gold production royalty payments	—	—	(48,395)	—	(48,395)
Net intercompany financing activity	(21,697)	(7,256)	(20,053)	49,006	—
Other	(509)	—	—	—	(509)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	112,249	(13,370)	(54,907)	49,006	92,978
NET CHANGE IN CASH AND CASH EQUIVALENTS	73,285	4,790	(13,904)	—	64,171
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$210,361	$5,781	$54,719	$—	$270,861

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(701,653)	$17,456	$151,491	$646,173	$113,467
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,573)	(50,810)	(46,430)	—	(100,813)
Purchase of short term investments and equity securities	(2,921)	(66)	(5,065)	—	(8,052)
Sales and maturities of short term investments and equity securities	29,274	75	5,447	—	34,796
Acquisitions	(113,214)	(3,684)	—	—	(116,898)
Other	3,266	444	768	—	4,478
Investments in consolidated subsidiaries	642,617	68	3,488	(646,173)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	555,449	(53,973)	(41,792)	(646,173)	(186,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,568)	(3,171)	(4,889)	—	(60,628)
Gold production royalty payments	—	—	(57,034)	—	(57,034)
Share repurchases	(27,552)	—	—	—	(27,552)
Net intercompany financing activity	(22,874)	40,279	(17,405)	—	—
Other	(514)	—	—	—	(514)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	196,492	37,108	(79,328)	—	154,272
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,288	591	30,371	—	81,250
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$137,076	$991	$68,623	$—	$206,690

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2012

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$58,754	$37,426	$256,683	$(81,229)	271,634
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,531)	(48,788)	(65,322)	—	(115,641)
Purchase of short term investments and equity securities	(12,913)	(46)	—	—	(12,959)
Sales and maturities of short term investments and equity securities	21,590	45	60	—	21,695
Acquisitions	(29,338)	—	41	—	(29,297)
Other	3,538	130	(581)	—	3,087
Investments in consolidated subsidiaries	(81,229)	—	—	81,229	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(99,883)	(48,659)	(65,802)	81,229	(133,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt, capital leases, and associated costs	(4,005)	(79,839)	(13,326)	—	(97,170)
Gold production royalty payments	—	—	(74,734)	—	(74,734)
Share repurchases	(19,971)	—	—	—	(19,971)
Net intercompany financing activity	67,082	86,394	(153,476)	—	—
Other	(861)	4,645	—	—	3,784
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,245	11,200	(241,536)	—	(188,091)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,116	(33)	(50,655)	—	(49,572)
Cash and cash equivalents at beginning of period	85,672	433	88,907	—	175,012
Cash and cash equivalents at end of period	$86,788	$400	$38,252	$—	$125,440

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,361	$5,781	$54,719	$—	$270,861
Receivables	87	11,151	105,683	—	116,921
Ore on leach pads	—	48,204	—	—	48,204
Inventory	—	54,983	59,948	—	114,931
Deferred tax assets	393	—	6,971	—	7,364
Prepaid expenses and other	6,349	4,557	4,617	—	15,523
	217,190	124,676	231,938	—	573,804
NON-CURRENT ASSETS
Property, plant, and equipment, net	6,155	107,084	114,672	—	227,911
Mining properties, net	12,004	159,124	330,064	—	501,192
Ore on leach pads	—	37,889	—	—	37,889
Restricted assets	897	50	6,090	—	7,037
Equity securities	—	5,982	—	—	5,982
Receivables	—	—	21,686	—	21,686
Debt issuance costs, net	9,851	—	—	—	9,851
Deferred tax assets	30,419	—	29,732	—	60,151
Net investment in subsidiaries	128,913	45,615	—	(174,528)	—
Other	50,813	5,522	4,394	(50,814)	9,915
TOTAL ASSETS	$456,242	$485,942	$738,576	$(225,342)	$1,455,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,414	$13,391	$32,247	$—	$49,052
Accrued liabilities and other	22,588	11,207	17,718	—	51,513
Debt	5,334	7,476	4,688	—	17,498
Royalty obligations	—	5,747	37,931	—	43,678
Reclamation	—	3,401	1,621	(1,151)	3,871
Deferred tax liabilities	7,142	848	88	—	8,078
	38,478	42,070	94,293	(1,151)	173,690
NON-CURRENT LIABILITIES
Debt	437,455	12,806	61,452	(50,814)	460,899
Royalty obligations	—	9,623	18,028	—	27,651
Reclamation	—	46,792	19,000	1,151	66,943
Deferred tax liabilities	53,201	2,963	54,842	—	111,006
Other long-term liabilities	2,582	469	26,860	—	29,911
Intercompany payable (receivable)	(660,792)	427,156	233,636	—	—
	(167,554)	499,809	413,818	(49,663)	696,410
STOCKHOLDERS’ EQUITY
Common stock	1,034	250	128,299	(128,549)	1,034
Additional paid-in capital	2,789,695	79,712	1,682,830	(1,762,542)	2,789,695
Accumulated deficit	(2,202,603)	(133,091)	(1,580,664)	1,713,755	(2,202,603)
Accumulated other comprehensive income (loss)	(2,808)	(2,808)	—	2,808	(2,808)
	585,318	(55,937)	230,465	(174,528)	585,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,242	$485,942	$738,576	$(225,342)	$1,455,418

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$137,076	$991	$68,623	$—	$206,690
Receivables	530	19,982	60,562	—	81,074
Ore on leach pads	—	50,495	—	—	50,495
Inventory	—	35,290	96,733	—	132,023
Deferred tax assets	—	—	35,008	—	35,008
Prepaid expenses and other	4,128	5,282	16,530	—	25,940
	141,734	112,040	277,456	—	531,230
NON-CURRENT ASSETS
Property, plant, and equipment, net	5,980	143,118	337,175	—	486,273
Mining properties, net	—	235,537	1,515,964	—	1,751,501
Ore on leach pads	—	31,528	—	—	31,528
Restricted assets	830	50	6,134	—	7,014
Equity securities	—	14,521	—	—	14,521
Receivables	—	—	36,574	—	36,574
Debt issuance costs, net	10,812	—	—	—	10,812
Deferred tax assets	955	—	234	—	1,189
Net investment in subsidiaries	1,242,480	46,215	1,578,799	(2,867,494)	—
Other	53,858	14,616	320,425	(373,563)	15,336
TOTAL ASSETS	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,963	$15,864	$36,020	$—	$53,847
Accrued liabilities and other	16,693	8,016	14,611	(1,054)	38,266
Debt	—	1,262	309,472	(308,229)	2,505
Royalty obligations	—	3,934	44,085	—	48,019
Reclamation	—	—	794	119	913
Deferred tax liabilities	—	—	1,011	—	1,011
	18,656	29,076	405,993	(309,164)	144,561
NON-CURRENT LIABILITIES
Debt	305,335	255	64,820	(64,280)	306,130
Royalty obligations	—	17,696	47,446	—	65,142
Reclamation	—	45,894	11,740	(119)	57,515
Deferred tax liabilities	37,095	1,618	517,533	—	556,246
Other long-term liabilities	2,467	544	22,806	—	25,817
Intercompany payable (receivable)	(637,471)	427,085	210,386	—	—
	(292,574)	493,092	874,731	(64,399)	1,010,850
STOCKHOLDERS’ EQUITY
Common stock	1,028	250	122,666	(122,916)	1,028
Additional paid-in capital	2,781,164	79,712	3,258,037	(3,337,749)	2,781,164
Accumulated deficit	(1,046,719)	401	(588,666)	588,265	(1,046,719)
Accumulated other comprehensive income (loss)	(4,906)	(4,906)	—	4,906	(4,906)
	1,730,567	75,457	2,792,037	(2,867,494)	1,730,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,456,649	$597,625	$4,072,761	$(3,241,057)	$2,885,978

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At December 31, 2014, approximately 12% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico S.A. de C.V., in 1983. The Company is obligated to pay a NSR royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At December 31, 2014, payments had been made on 4.0 million silver equivalent ounces with further payments to be made on 35.5 million silver equivalent ounces.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. Please see Note 11 -- Derivative Financial Instruments for further discussion on the royalty obligation.
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
The Van Stone Mine in Stevens County, Washington consists of several parcels of land and was mined from 1926 until 1993 by multiple owners. Callahan sold its parcel in 1990. In February 2010, the State of Washington Department of Ecology notified Callahan that it, among others, is a potentially liable person (PLP) under Washington law. Asarco LLC ("Asarco"), an affiliate of American Smelting and Refining Company, which developed the mill on the site in 1951, settled for $3.5 million. Another potentially liable person, Vaagen Brothers, signed a consent order which allows access to the site for a Remedial Investigation and Feasibility Study. Neither the Company nor Callahan has received any further notices from the Washington Department of Ecology. On June 5, 2012, Asarco filed a lawsuit in the U.S. District Court for the Eastern District of Washington against five named defendants, including Callahan, seeking contribution for the $3.5 million settlement. Callahan filed a response

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and defense to the lawsuit on December 11, 2012 and stating it did not believe it had any liability to Asarco. On November 11, 2014, following the entry of the parties into a settlement agreement, the Court granted a joint motion to dismiss the proceedings between Asarco and Callahan.
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
Settlement of Unpatented Mining Claims Dispute at Rochester in Nevada
In the second quarter of 2013, Coeur Rochester settled all claims associated with a dispute involving ownership of unpatented mining claims surrounding the Coeur Rochester operation and, in connection therewith, agreed to make a one-time $10.0 million cash payment and granted the 3.4% NSR royalty described above under "Rochester Production Royalties." The above settlement resulted in a $32.0 million charge in the year ended December 31, 2013.
Pending Paramount Transaction Litigation
Since the announcement of the Company’s proposed acquisition of Paramount, six lawsuits have been filed related to the merger agreement in the Court of Chancery of the State of Delaware.  The lawsuits assert a variety of causes of action concerning the transaction, including claims against Paramount’s directors for alleged breaches of fiduciary duty in connection with the proposed transaction, and claims against the Company for allegedly aiding and abetting such breaches of fiduciary duty.  On February 18, 2015, the court entered an order consolidating the lawsuits and providing that the consolidated case shall be captioned In re Paramount Gold and Silver Corp. Stockholders Litigation, Consolidated C.A. No. 10499-VCN.  The consolidation order directs the plaintiffs to file a consolidated amended complaint, to designate operative discovery requests, and to designate an operative motion to expedite proceedings as soon as practicable.  Defendants are not obligated to respond to complaints, motions, or discovery requests previously filed or served in any of the six constituent actions.  The Company cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date hereof relating to the transaction, nor can the Company predict the amount of time and expense that will be required to resolve these lawsuits. The Company intends to defend vigorously against these consolidated actions.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2014	2013	2012
Capital lease obligations	24,879	—	1,857
Non-cash acquisitions and related deferred taxes	—	317,826	64,133
Other cash flow information:
Interest paid	30,691	14,139	6,092
Income taxes paid	20,198	26,585	54,680

NOTE 22 - SUBSEQUENT EVENTS

On January 12, 2015, the Company entered into a definitive agreement with a subsidiary of Goldcorp Inc. to acquire 100% of the Wharf gold mine, a producing gold mine located near Lead, South Dakota, for cash consideration of $105 million. Wharf is located in the Black Hills mining district of South Dakota and has been in production for over 30 years, during which it has produced over 2.0 million ounces of gold. The mine has a current reserve base of 560,000 ounces of gold and is expected to produce 85,000 - 90,000 ounces of gold in 2015, based on Goldcorp Inc.'s public disclosures.

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2014
Metal sales	$159,633	$164,562	$170,938	$140,609
Costs applicable to sales	106,896	118,687	125,910	126,452
Amortization	40,459	41,422	41,985	38,570
Exploration	4,217	5,153	6,587	5,783
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)(1)	20,880	18,158	12,759	1,446,961
Net income (loss)	(37,191)	(43,121)	3,466	(1,079,038)
Cash provided by (used in) operating activities	(9,627)	30,490	31,266	798
Capital expenditures	11,936	15,356	16,784	20,168

Basic net income (loss) per share	$(0.36)	$(0.42)	$0.03	$(10.53)

Diluted net income (loss) per share	$(0.36)	$(0.42)	$0.03	$(10.53)
(1) The Company performed impairment testing of long-lived assets in the fourth quarter of 2014 and, based on the results of the impairment testing, recorded a write-down of $1,472.7 million to long-lived assets.

	Q1	Q2	Q3	Q4
2013
Metal sales	$171,797	$204,525	$200,825	$168,847
Costs applicable to sales	88,784	142,924	131,728	100,227
Amortization	50,436	57,653	60,874	60,601
Exploration	6,841	6,774	3,305	5,440
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)	14,831	48,131	20,195	792,409
Net income (loss)	12,270	(35,040)	(46,265)	(581,528)
Cash provided by operating activities	12,934	63,338	26,804	10,391
Capital expenditures	12,827	27,201	32,726	28,059

Basic net income (loss) per share	$0.14	$(0.35)	$(0.46)	$(5.98)

Diluted net income (loss) per share	$0.14	$(0.35)	$(0.46)	$(5.98)
(1) The Company performed impairment testing of long-lived assets in the fourth quarter of 2013 and, based on the results of the impairment testing, recorded a write-down of $773.0 million to long-lived assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2014.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based upon its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Year End,” “2014 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2014 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	598,346	$16.26	1,264,030
Equity compensation plans not approved by security holders	—	—	—
Total	598,346	$16.26	1,264,030

(1)
Amounts include 516,830 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The Company's consolidated financial statements and notes, together with the report thereon of KPMG LLP dated February 20, 2015, are included herein as part of Item 8. Financial Statements and Supplementary Data above.
(b) The following listed documents are filed as Exhibits to this report:

Exhibits Index

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

2.3
Agreement and Plan of Merger, dated as of December 16, 2014, among the Registration, Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp. and Paramount Nevada Gold Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2014).

2.4
Stock Purchase Agreement, dated as of January 12, 2015, among Coeur Mining, Inc. and Goldcorp America Holdings Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2015).

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

3.3
Amended and Restated Bylaws of the Registrant, effective September 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013).

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

10.6
Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009).

10.7
Credit Agreement, dated August 1, 2012, by and among the Registrant, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2012).

10.8
Amendment No. 1 to Credit Agreement, dated January 16, 2014, by and among the Registrant, as the parent, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-3 (Reg. No. 333-193652) filed on January 30, 2014).

10.9
Offer letter dated February 4, 2013 from the Registrant to Frank L. Hanagarne, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2013).*

10.10	Offer letter dated February 4, 2013 from the Registrant to Peter Mitchell (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 9, 2013).*
10.11	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013).
10.12
Amended and Restated Executive Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form S-4 (Reg. No. 333-191133) filed on September 23, 2013).*

10.13
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

10.16	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.17	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.18	Form of Non-Qualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.19	Form of Performance Share Award Agreement (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.20	Form of Performance Unit Award Agreement (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2013).*
10.21	Form of Cash-Settled Stock Appreciation Right Award Agreement (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report filed on November 6, 2013).*
10.22	Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014).*
10.23	Offer letter dated February 15, 2013 from the Registrant to Keagan J. Kerr. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014).*
10.24
Supplemental Incentive Agreement dated July 30, 2014 between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2014).*

10.25
Amended and Restated Employment Agreement dated July 30, 2014 between the Registration and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2014).*

10.26
Voting and Support Agreement, dated as of December 16, 2014, among Coeur Mining, Inc. and various stockholders of Paramount. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2014).

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
*    Management contract or compensatory plan or arrangement
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 20, 2015	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 20, 2015

/s/ Peter C. Mitchell______________________ Peter C. Mitchell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2015

/s/ Mark Spurbeck_______________________ Mark Spurbeck	Vice President, Finance (Principal Accounting Officer)	February 20, 2015

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 20, 2015

/s/ Kevin S. Crutchfield___________________ Kevin S. Crutchfield	Director	February 20, 2015

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 20, 2015

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 20, 2015

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 20, 2015

/s/ John H. Robinson______________________ John H. Robinson	Director	February 20, 2015

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 20, 2015