Form 10-Q
period 2015-03-31
Coeur Mining, Inc.
filed 2015-05-04
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 150,000,000 shares of common stock, par value of $0.01, authorized of which 135,958,762 shares were issued and outstanding as of May 1, 2015.

COEUR MINING, INC.

PART I. Financial Information
Item 1. Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended March 31,
		2015	2014
	Notes	In thousands, except share data
Revenue	3	$152,956	$159,633
COSTS AND EXPENSES
Costs applicable to sales(1)	3	115,062	106,896
Amortization		33,090	40,459
General and administrative		8,834	13,896
Exploration		4,266	4,217
Pre-development, reclamation, and other		6,763	6,984
Total costs and expenses		168,015	172,452
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9	(4,884)	(11,436)
Impairment of equity securities	12	(1,514)	(2,588)
Interest income and other, net		(997)	(1,983)
Interest expense, net of capitalized interest	17	(10,765)	(13,054)
Total other income (expense), net		(18,160)	(29,061)
Income (loss) before income and mining taxes		(33,219)	(41,880)
Income and mining tax (expense) benefit	7	(68)	4,689
NET INCOME (LOSS)		$(33,287)	$(37,191)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $578 and $(234) for the three months ended March 31, 2015 and 2014, respectively		(915)	371
Reclassification adjustments for impairment of equity securities, net of tax of $(586) and $(1,001) for the three months ended March 31, 2015 and 2014, respectively		928	1,587
Other comprehensive income (loss)		13	1,958
COMPREHENSIVE INCOME (LOSS)		$(33,274)	$(35,233)

NET INCOME (LOSS) PER SHARE	8
Basic		$(0.32)	$(0.36)

Diluted		$(0.32)	$(0.36)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended March 31,
		2015	2014
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(33,287)	(37,191)
Adjustments:
Amortization		33,090	40,459
Accretion		3,150	4,560
Deferred income taxes		(2,184)	(11,781)
Loss on termination of revolving credit facility		—	3,035
Fair value adjustments, net		4,884	11,436
Stock-based compensation	5	2,150	2,565
Impairment of equity securities	12	1,514	2,588
Other		1,079	(817)
Changes in operating assets and liabilities:
Receivables		2,556	5,622
Prepaid expenses and other current assets		(1,327)	(8,109)
Inventory and ore on leach pads		684	(13,912)
Accounts payable and accrued liabilities		(16,281)	(8,082)
CASH USED IN OPERATING ACTIVITIES		(3,972)	(9,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(17,620)	(11,936)
Acquisitions, net of cash acquired	11	(102,018)	—
Other		(1,730)	(25)
Purchase of short-term investments and equity securities		(278)	(46,220)
Sales and maturities of short-term investments		229	90
CASH USED IN INVESTING ACTIVITIES		(121,417)	(58,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	17	53,500	153,000
Payments on long-term debt, capital leases, and associated costs		(8,594)	(4,111)
Gold production royalty payments		(10,368)	(14,683)
Other		(423)	(246)
CASH PROVIDED BY FINANCING ACTIVITIES		34,115	133,960
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(91,274)	66,242
Cash and cash equivalents at beginning of period		270,861	206,690
Cash and cash equivalents at end of period		$179,587	$272,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2015 (Unaudited)	December 31, 2014
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$179,587	$270,861
Receivables	13	118,390	116,921
Inventory	14	115,337	114,931
Ore on leach pads	14	66,705	48,204
Deferred tax assets		7,255	7,364
Prepaid expenses and other		18,629	15,523
		505,903	573,804
NON-CURRENT ASSETS
Property, plant and equipment, net	15	254,892	227,911
Mining properties, net	16	572,842	501,192
Ore on leach pads	14	34,425	37,889
Restricted assets		9,039	7,037
Equity securities	12	4,488	5,982
Receivables	13	18,933	21,686
Deferred tax assets		63,735	60,151
Other		11,561	9,915
TOTAL ASSETS		$1,475,818	$1,445,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$45,387	$49,052
Accrued liabilities and other		40,568	51,513
Debt	17	65,719	17,498
Royalty obligations	9	44,442	43,678
Reclamation	4	3,888	3,871
Deferred tax liabilities		8,078	8,078
		208,082	173,690
NON-CURRENT LIABILITIES
Debt	17	447,779	451,048
Royalty obligations	9	21,219	27,651
Reclamation	4	85,899	66,943
Deferred tax liabilities		121,799	111,006
Other long-term liabilities		37,476	29,911
		714,172	686,559
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 150,000,000 shares, issued and outstanding 103,299,223 at March 31, 2015 and 103,384,408 at December 31, 2014		1,033	1,034
Additional paid-in capital		2,791,216	2,789,695
Accumulated other comprehensive income (loss)		(2,795)	(2,808)
Accumulated deficit		(2,235,890)	(2,202,603)
		553,564	585,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,475,818	$1,445,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,202,603)	$(2,808)	$585,318
Net income (loss)	—	—	—	(33,287)	—	(33,287)
Other comprehensive income (loss)	—	—	—	—	13	13
Common stock issued under stock-based compensation plans, net	(85)	(1)	1,521	—	—	1,520
Balances at March 31, 2015 (Unaudited)	103,299	$1,033	$2,791,216	$(2,235,890)	$(2,795)	$553,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 -	BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively "Coeur" or "the Company") are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2015. The condensed consolidated December 31, 2014 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The updated guidance became effective under early adoption for the Company's fiscal year beginning January 1, 2015, and resulted in a reclassification of amounts from Other Non-current Assets to Debt in the current and prior periods.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective prospectively for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes become effective prospectively for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, San Bartolomé, Rochester, Kensington, and Wharf mines, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which holds the Endeavor silver stream and other precious metals royalties. Other includes the La Preciosa project, Joaquin project, Martha mine, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2015	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Wharf Mine	Coeur Capital	Other	Total
Revenue
Metal sales	$39,394	$21,548	$44,038	$44,031	$—	$1,945	$—	$150,956
Royalties	—	—	—	—	—	1,492	508	2,000
	39,394	21,548	44,038	44,031	—	3,437	508	152,956
Costs and Expenses
Costs applicable to sales(1)	34,491	19,127	29,419	31,392	—	633	—	115,062
Amortization	7,333	4,691	11,554	6,843	—	2,151	518	33,090
Exploration	1,123	36	1,662	722	—	75	648	4,266
Other operating expenses	314	244	235	1,141	165	17	13,481	15,597
Other income (expense)
Interest income and other, net	(1,103)	452	(4)	(41)	17	(1,525)	(307)	(2,511)
Interest expense, net	(1,340)	(281)	(63)	(225)	—	—	(8,856)	(10,765)
Fair value adjustments, net	(1,545)	—	—	(2,292)	—	—	(1,047)	(4,884)
Income and mining tax (expense) benefit	(1,371)	(1,407)	—	(350)	686	598	1,776	(68)
Net income (loss)	$(9,226)	$(3,786)	$1,101	$1,025	$538	$(366)	$(22,573)	$(33,287)
Segment assets(2)	$346,250	$179,638	$205,208	$188,419	$142,527	$57,930	$80,181	$1,200,153
Capital expenditures	$9,184	$949	$4,144	$3,255	$51	$—	$37	$17,620
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended March 31, 2014	Palmarejo Mine	San Bartolomé Mine	Kensington Mine	Rochester Mine	Coeur Capital	Other	Total
Revenue
Metal sales	$67,988	$27,554	$36,061	$24,154	$2,890	$—	$158,647
Royalties	—	—	—	—	986	—	986
	67,988	27,554	36,061	24,154	3,876	—	159,633
Costs and Expenses
Costs applicable to sales(1)	43,574	18,901	28,531	14,708	1,182	—	106,896
Amortization	18,659	4,457	10,709	4,451	1,702	481	40,459
Exploration	1,005	26	1,044	1,174	203	765	4,217
Other operating expenses	297	140	191	1,345	241	18,666	20,880
Other income (expense)
Interest income and other, net	(1,569)	682	—	19	(2,548)	(1,155)	(4,571)
Interest expense, net	(2,824)	(20)	(22)	(4)	—	(10,184)	(13,054)
Fair value adjustments, net	(10,237)	—	—	(673)	—	(526)	(11,436)
Income and mining tax (expense) benefit	3,828	(2,764)	—	—	(288)	3,913	4,689
Net income (loss)	$(6,349)	$1,928	$(4,436)	$1,818	$(2,288)	$(27,864)	$(37,191)
Segment assets(2)	$1,152,913	$285,072	$332,563	$192,409	$67,173	$521,766	$2,551,896
Capital expenditures	$3,742	$1,441	$4,711	$959	$—	$1,083	$11,936
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	March 31, 2015	December 31, 2014
Total assets for reportable segments	$1,200,153	$1,084,257
Cash and cash equivalents	179,587	270,861
Other assets	96,078	90,449
Total consolidated assets	$1,475,818	$1,445,567

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Geographic Information

Long-Lived Assets	March 31, 2015	December 31, 2014
United States	$376,966	$275,594
Mexico	300,756	298,101
Bolivia	104,122	107,960
Australia	20,104	21,362
Argentina	10,944	10,970
Other	14,842	15,116
Total	$827,734	$729,103

Revenue	Three months ended March 31,
	2015	2014
United States	$88,069	$60,215
Mexico	40,141	68,511
Bolivia	21,548	27,554
Australia	1,945	2,889
Other	$1,253	$464
Total	$152,956	$159,633

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
Changes to the Company’s asset retirement obligations for operating sites (included in Reclamation) are as follows:

	Three months ended March 31,
In thousands	2015	2014
Asset retirement obligation - Beginning	$67,214	$57,454
Accretion	1,412	1,317
Additions and changes in estimates	18,292	—
Settlements	(859)	(311)
Asset retirement obligation - Ending	$86,059	$58,460
The increase in asset retirement obligations in the three months ended March 31, 2015 is due to the acquisition of the Wharf gold mine. The Company has accrued $3.7 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively, for reclamation liabilities related to former mining activities. These amounts are also included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $2.2 million and $2.6 million, respectively. At March 31, 2015, there was $7.0 million of unrecognized stock-based compensation cost expected to be recognized over a period of 1.5 years. During the three months ended March 31, 2015, the supplemental incentive accrual increased $0.4 million to $1.0 million.

The following options and stock appreciation rights were exercisable during the three months ended March 31, 2015:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Options	—	$—	308,727	$19.69
Stock Appreciation Rights	—	$—	46,572	$14.06

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide a voluntary, noncontributory defined contribution based on a percentage of eligible employee's salary. Total company contributions for the three months ended March 31, 2015 and 2014 were $1.6 million and $1.4 million, respectively.

NOTE 7 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2015 and 2014 by significant location:

	Three months ended March 31,
	2015		2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(20,707)	$1,886	$(28,686)	$(146)
Argentina	(696)	(1)	(2,204)	4,432
Mexico	(9,672)	(1,264)	(16,006)	3,721
Bolivia	(2,379)	(1,407)	4,692	(2,764)
Other jurisdictions	235	718	324	(554)
	$(33,219)	$(68)	$(41,880)	$4,689

The income tax provision for the three months ended March 31, 2015 differs from the statutory rate primarily due to (i) a full valuation allowance against the deferred tax assets relating to losses incurred in the United States and certain foreign locations, (ii) the impact of foreign exchange adjustments on deferred tax account balances, reserves for uncertain tax positions, and foreign earnings not considered as permanently reinvested with respect to certain foreign locations, and (iii) differences in foreign tax rates in the Company's foreign locations. In conjunction with these items, the Company's consolidated effective income tax rate is a function of the combined effective tax rates in the jurisdictions in which it operates. Variations in the relative proportions of jurisdictional income and loss result in significant fluctuations in its consolidated effective tax rate.

The Company has U.S. net operating loss carryforwards which expire in 2019 through 2034. Net operating losses in foreign countries have an indefinite carryforward period, except in Mexico where net operating loss carryforwards are limited to ten years.

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
For the three months ended March 31, 2015 and 2014, 1,302,777 and 2,071,279 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2015 and 2014 because there is no excess value upon conversion over the principal amount of the Notes.

	Three months ended March 31,
In thousands except per share amounts	2015	2014
Net income (loss) available to common stockholders	$(33,287)	$(37,191)
Weighted average shares:
Basic	102,580	102,365
Diluted	102,580	102,365
Income (loss) per share:
Basic	$(0.32)	$(0.36)
Diluted	$(0.32)	$(0.36)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net:

	Three months ended March 31,
In thousands	2015	2014
Palmarejo royalty obligation embedded derivative	$(1,545)	$(10,237)
Rochester net smelter royalty (NSR) royalty obligation	(2,292)	(673)
Silver and gold options	(1,046)	(1,494)
Foreign exchange contracts	—	968
Fair value adjustments, net	$(4,884)	$(11,436)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,488	$3,109	$—	$1,379
Silver and gold options	2,066	—	2,066	—
Other derivative instruments, net	110	—	110	—
	$6,664	$3,109	$2,176	$1,379
Liabilities:
Palmarejo royalty obligation embedded derivative	$19,250	$—	$—	$19,250
Rochester NSR royalty obligation	16,522	—	—	16,522
Silver and gold options	529	—	529	—
	$36,301	$—	$529	$35,772

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$5,982	$4,603	$—	$1,379
Silver and gold options	3,882	—	3,882	—
	$9,864	$4,603	$3,882	$1,379
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$—	$—	$21,912
Rochester NSR royalty obligation	15,370	—	—	15,370
Silver and gold options	1,039	—	1,039	—
Other derivative instruments, net	805	—	805	—
	$39,126	$—	$1,844	$37,282
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. For certain of the equity securities quoted market prices are not available. These securities are valued using pricing models which require the use of observable and unobservable inputs. These securities are classified within Level 3 of the fair value hierarchy.
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
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, expected royalty durations of 1.4 years and 3.0 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, at March 31, 2015.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2015.
The following tables present the changes in the fair value of the Company's Level 3 financial liabilities for the three months ended March 31, 2015:

	Three months ended March 31, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$21,912	$1,545	$(4,207)	$19,250
Rochester NSR royalty obligation	15,370	2,292	(1,140)	16,522

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2015 and December 31, 2014 is presented in the following table:

	March 31, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$688	$—	$688	$—
7.875% Senior Notes due 2021	425,935	371,489	—	371,489	—
Short-term Credit Agreement	50,000	50,000	—	50,000	—
San Bartolomé Line of Credit	18,213	18,213	—	18,213	—
Palmarejo gold production royalty obligation	29,889	33,916	—	—	33,916

	December 31, 2014
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$4,979	$—	$4,979	$—
7.875% Senior Notes due 2021	437,454	343,305	—	343,305	—
San Bartolomé Line of Credit	14,785	14,785	—	14,785	—
Palmarejo gold production royalty obligation	34,047	38,290	—	—	38,290
The fair values of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were estimated using quoted market prices. The Short-term Credit Agreement was originated by a third party at March 31, 2015 and, as a result, book value is assumed to be fair value. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments of 400,000 gold ounces have been made. At March 31, 2015, a total of 72,414 gold ounces remain outstanding under the obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 7.6% and 11.8% at March 31, 2015 and December 31, 2014, respectively. The fair value of the embedded derivative at March 31, 2015 and December 31, 2014 was a liability of $19.3 million and $21.9 million, respectively. For the three months ended March 31, 2015 and 2014, the mark-to-market adjustments were losses of $1.5 million and $10.2 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation adjustment. For the three months ended March 31, 2015 and 2014, realized losses on settlement of the liabilities were $4.2 million and $6.2 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentrate Sales Contracts
The Company's concentrate sales to third-party smelters, in general, provide for a provisional payment based upon preliminary assays and forward metal prices. The provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.9 million and $0.9 million in the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company had outstanding provisionally priced sales of 0.5 million ounces of silver and 33,084 ounces of gold at prices of $16.67 and $1,224, respectively.
Silver and Gold Options
At March 31, 2015, the Company has outstanding put spread contracts on 2.7 million ounces of silver. The weighted average high and low strike prices on the silver put spreads are $17.00 per ounce and $15.50 per ounce, respectively.
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
The put spread contracts are generally net cash settled and expire during the second quarter of 2015. At March 31, 2015, the fair market value of the put spreads was a net asset of $1.5 million.
At December 31, 2014, the Company had outstanding put spread contracts on 1.3 million ounces of silver and 24,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads were $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads were $1,200 and $1,050, respectively.
During the three months ended March 31, 2015 and 2014, the Company recorded unrealized losses of $0.2 million and $1.5 million, respectively, related to outstanding options which were included in Fair value adjustments, net. The Company also recognized realized losses of $0.8 million and realized gains of $0.3 million resulting from expiring and terminated contracts during the three months ended March 31, 2015 and 2014, respectively.
At March 31, 2015, the Company had the following derivative instruments that settle in each of the years indicated:

In thousands except average prices and notional ounces	2015	2016	Thereafter
Palmarejo gold production royalty	$39,043	$23,712	$—
Average gold price in excess of minimum contractual deduction	$781	$771	$—
Notional ounces	50,004	30,744	—

Silver concentrate sales contracts	$9,129	$—	$—
Average silver price	$16.67	$—	$—
Notional ounces	547,611	—	—

Gold concentrate sales contracts	$40,495	$—	$—
Average gold price	$1,224	$—	$—
Notional ounces	33,084	—	—

Silver put options purchased	$45,900	$—	$—
Average silver strike price	$17.00	$—	$—
Notional ounces	2,700,000	—	—

Silver put options sold	$(41,850)	$—	$—
Average silver strike price	$15.50	$—	$—
Notional ounces	2,700,000	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	14,541	4,709
Silver and gold options	2,066	529	—	—
Concentrate sales contracts	541	431	—	—
	$2,607	$960	$14,541	$4,709

	December 31, 2014
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	14,405	7,507
Silver and gold options	3,882	1,039	—	—
Concentrate sales contracts	43	848	—	—
	$3,925	$1,887	$14,405	$7,507
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2015, and 2014 (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2015	2014
Revenue	Concentrate sales contracts	$914	$879
Costs applicable to sales	Foreign exchange contracts	—	(924)
Fair value adjustments, net	Foreign exchange contracts	—	968
Fair value adjustments, net	Palmarejo gold royalty	(1,545)	(10,237)
Fair value adjustments, net	Silver and gold options	(1,046)	(1,494)
		$(1,677)	$(10,808)
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

NOTE 11 – ACQUISITIONS
On February 20, 2015, the Company completed its acquisition of the Wharf gold mine located near Lead, South Dakota, from a subsidiary of Goldcorp in exchange for $103.0 million in cash. The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date.  At March 31, 2015, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain legal and tax matters, obligations, deferred taxes, and acquired working capital. The Company incurred $2.0 million of acquisition costs, which are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$103,000
Liabilities assumed:
Accounts payable and accrued liabilities	5,412
Reclamation	18,270
Deferred income taxes	9,503
Other non-current liabilities	3,750
Total liabilities assumed	36,935
Total consideration	$139,935

Assets acquired:
Cash	$982
Receivables	3,125
Inventory	2,807
Ore on leach pads	12,710
Other current assets	2,924
Property, plant, and equipment	30,054
Mining properties, net	83,367
Other non-current assets	3,966
Total assets acquired	$139,935
The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, as if the acquisition had occurred on January 1, 2015. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three months ended March 31,
In thousands	2015	2014
Revenue	$170,956	$178,917
Income (loss) before income and mining taxes	(33,271)	(36,673)
Net income (loss)	(33,340)	(31,957)

NOTE 12 – INVESTMENTS
The Company invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At March 31, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	4,173	(9)	324	4,488

	At December 31, 2014
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$5,687	$(8)	$303	$5,982

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2015:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(9)	$38	$—	$—	$(9)	$38

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $1.5 million and $2.6 million in the three months ended March 31, 2015 and 2014, respectively.

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	March 31, 2015	December 31, 2014
Current receivables:
Trade receivables	$18,735	$20,448
Income tax receivable	30,372	30,045
Value added tax receivable	63,583	63,805
Other	5,700	2,623
	$118,390	$116,921
Non-current receivables:
Value added tax receivable	$18,933	$21,686
Total receivables	$137,323	$138,607

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	March 31, 2015	December 31, 2014
Inventory:
Concentrate	$18,783	$23,563
Precious metals	42,972	40,870
Supplies	53,582	50,498
	$115,337	$114,931
Ore on leach pads:
Current	$66,705	$48,204
Non-current	34,425	37,889
	$101,130	$86,093
Total inventory and ore on leach pads	$216,467	$201,024

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	March 31, 2015	December 31, 2014
Land	$8,225	$1,752
Facilities and equipment	676,858	647,181
Capital leases	27,556	28,680
	712,639	677,613
Accumulated amortization	(477,851)	(464,852)
	234,788	212,761
Construction in progress	20,104	15,150
Property, plant and equipment, net	$254,892	$227,911
NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2015	Palmarejo	San Bartolomé	Kensington	Rochester	Wharf	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$143,012	$49,379	$220,957	$153,613	$31,618	$—	$—	$—	$598,579
Accumulated amortization	(124,306)	(27,411)	(113,005)	(117,414)	(331)	—	—	—	(382,467)
	18,706	21,968	107,952	36,199	31,287	—	—	—	216,112
Mineral interests	521,349	17,560	—	—	51,779	49,085	10,000	81,461	731,234
Accumulated amortization	(335,791)	(10,435)	—	—	(676)	—	—	(27,602)	(374,504)
	185,558	7,125	—	—	51,103	49,085	10,000	53,859	356,730
Mining properties, net	$204,264	$29,093	$107,952	$36,199	$82,390	$49,085	$10,000	$53,859	$572,842

December 31, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$137,821	$49,305	$217,138	$153,535	$—	$—	$—	$557,799
Accumulated amortization	(121,906)	(26,106)	(106,865)	(113,533)	—	—	—	(368,410)
	15,915	23,199	110,273	40,002	—	—	—	189,389
Mineral interests	521,349	17,560	—	—	49,059	10,000	81,461	679,429
Accumulated amortization	(332,032)	(10,143)	—	—	—	—	(25,451)	(367,626)
	189,317	7,417	—	—	49,059	10,000	56,010	311,803
Mining properties, net	$205,232	$30,616	$110,273	$40,002	$49,059	$10,000	$56,010	$501,192

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – DEBT
Long-term debt and capital lease obligations at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$712	$5,334	$—
7.875% Senior Notes due 2021, net(1)	—	425,935	—	427,603
Short-term Credit Agreement, net(2)	49,753	—	—	—
San Bartolomé Letter of Credit	8,321	9,892	4,481	10,304
Capital lease obligations	7,645	11,240	7,683	13,141
	$65,719	$447,779	$17,498	$451,048
(1) Net of unamortized debt issuance costs and premium received of $7.0 million and $7.3 million as of March 31, 2015 and December 31, 2014, respectively.
(2) Net of unamortized debt issuance costs of $0.2 million as of March 31, 2015.
7.875% Senior Notes due 2021
During the three months ended March 31, 2015, the Company repurchased $2.0 million in aggregate principal amount of its 7.875% Senior Notes due 2021 (the "Senior Notes"), resulting in a balance of $432.9 million at March 31, 2015.

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 12, 2015 that it was offering to repurchase all of the Convertible Notes. During the three months ended March 31, 2015, the Company repurchased $4.6 million in aggregate principal amount, leaving a balance of $0.7 million at March 31, 2015. The Convertible Notes are classified as non-current liabilities at March 31, 2015 as a result of the expiration of the holders' option to require the Company to repurchase the notes on March 15, 2015.
Short-term Credit Agreement
On March 31, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with The Bank of Nova Scotia. The Credit Agreement provides for a $50.0 million loan (the “Loan”) to the Company, the proceeds of which are expected to be used to finance working capital and general corporate purposes of the Company and its subsidiaries, and which has a term of one year. The Loan currently bears interest at a rate equal to an adjusted Eurocurrency rate plus a margin of 2.50% (which increases incrementally on the first day of each fiscal quarter commencing July 1, 2015 up to a maximum of 4.50%). Voluntary prepayments of the Loan under the Credit Agreement are permitted without prepayment premium or penalty, subject to notice requirements and payment of accrued interest. The Credit Agreement requires net cash proceeds of debt or equity issuances, bank facilities, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to be applied as a mandatory prepayment of the Loan. Amounts repaid on the Loan may not be re-borrowed. The Loan is secured by a pledge of the Company’s stock in Wharf Resources (U.S.A.), Inc. and by the grant of security in substantially all of the assets of Wharf and its subsidiaries. If the Loan has not been repaid in full by January 1, 2016, the Company will be required to pledge its equity interests in certain of its other subsidiaries as additional collateral for the Loan. There was an outstanding balance of $50.0 million under the Credit Agreement at March 31, 2015.
The Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants. The Credit Agreement also contains financial covenants that require (i) the Company’s ratio of consolidated debt (net of cash) to adjusted EBITDA to be not greater than 3.50 to 1.00 at any time, and (ii) that the Company maintain cash and cash equivalents of at least $100.0 million at all times. For purposes of the Credit Agreement, the adjusted EBITDA covenant is determined using actual 2015 results on an annualized basis and has been calculated on a pro forma basis to include the impact of the Wharf acquisition for the three months ended March 31, 2015. The Company was in compliance with the covenants under the Credit Agreement at March 31, 2015.
Lines of Credit
At March 31, 2015, San Bartolomé had two outstanding lines of credit. The first line of credit is for $12.0 million bearing interest at 6.0% per annum, maturing in 270 days. The second line of credit is for $15.0 million bearing interest at 6.0% per annum, maturing in three years. Both lines of credit are secured with machinery and equipment. There was an aggregate outstanding balance of $18.2 million on both lines of credit at March 31, 2015.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. During the three months ended March 31, 2015 and 2014, the Company paid $10.4 million and $14.7 million, respectively. At March 31, 2015, payments had been made on a total of 327,586 ounces of gold with further payments to be made on an additional 72,414 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense of $2.0 million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the remaining minimum obligation under the royalty agreement was $29.9 million and $34.0 million, respectively.
Interest Expense
Interest expense consists of the following:

	Three months ended March 31,
In thousands	2015	2014
3.25% Convertible Senior Notes due 2028	$37	$43
7.875% Senior Notes due 2021	8,562	6,464
San Bartolomé Line of Credit	272	—
Revolving Credit Facility	—	179
Loss on Revolving Credit Facility	—	3,035
Capital lease obligations	298	59
Accretion of Palmarejo gold production royalty obligation	2,031	3,196
Amortization of debt issuance costs	405	498
Accretion of debt premium	(105)	(36)
Capitalized interest	(735)	(384)
Total interest expense, net of capitalized interest	$10,765	$13,054

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the 7.875% Senior Notes due 2021. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Subsequent to March 31, 2015, Wharf Resources (U.S.A.), Inc. and its subsidiaries became Subsidiary Guarantors of the 7.875% Senior Notes.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$88,672	$64,284	$—	$152,956
COSTS AND EXPENSES
Costs applicable to sales(1)	—	60,811	54,251	—	115,062
Amortization	502	18,567	14,021	—	33,090
General and administrative	8,750	7	77	—	8,834
Exploration	563	2,458	1,245	—	4,266
Pre-development, reclamation, and other	3,388	1,375	2,000	—	6,763
Total costs and expenses	13,203	83,218	71,594	—	168,015
Fair value adjustments, net	(1,046)	(2,293)	(1,545)	—	(4,884)
Impairment of marketable securities	—	(1,514)	—	—	(1,514)
Interest income and other, net	1,280	(57)	(1,398)	(822)	(997)
Interest expense, net of capitalized interest	(8,855)	(288)	(2,444)	822	(10,765)
Total other income (expense), net	(8,621)	(4,152)	(5,387)	—	(18,160)
Loss before income and mining taxes	(21,824)	1,302	(12,697)	—	(33,219)
Income and mining tax (expense) benefit	1,550	(350)	(1,268)	—	(68)
Total loss after income and mining taxes	(20,274)	952	(13,965)	—	(33,287)
Equity income (loss) in consolidated subsidiaries	(13,013)	809	—	12,204	—
NET INCOME (LOSS)	$(33,287)	$1,761	$(13,965)	$12,204	$(33,287)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(915)	(915)	—	915	(915)
Reclassification adjustments for impairment of marketable securities	928	928	—	(928)	928
Other comprehensive income (loss)	13	13	—	(13)	13
COMPREHENSIVE INCOME (LOSS)	$(33,274)	$1,774	$(13,965)	$12,191	$(33,274)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,500	$99,133	$—	$159,633
COSTS AND EXPENSES
Costs applicable to sales(1)	—	43,238	63,658	—	106,896
Amortization	377	15,296	24,786	—	40,459
General and administrative	13,052	166	678	—	13,896
Exploration	586	2,421	1,210	—	4,217
Pre-development, reclamation, and other	—	1,536	5,448	—	6,984
Total costs and expenses	14,015	62,657	95,780	—	172,452
OTHER INCOME (EXPENSE), NET			.
Fair value adjustments, net	(526)	(673)	(10,237)	—	(11,436)
Impairment of marketable securities	—	(2,588)	—	—	(2,588)
Interest income and other, net	840	46	(2,211)	(658)	(1,983)
Interest expense, net of capitalized interest	(10,183)	(26)	(3,503)	658	(13,054)
Total other income (expense), net	(9,869)	(3,241)	(15,951)	—	(29,061)
Loss before income and mining taxes	(23,884)	(5,398)	(12,598)	—	(41,880)
Income and mining tax (expense) benefit	(146)	—	4,835	—	4,689
Total loss after income and mining taxes	(24,030)	(5,398)	(7,763)	—	(37,191)
Equity income (loss) in consolidated subsidiaries	(13,161)	178	—	12,983	—
NET INCOME (LOSS)	$(37,191)	$(5,220)	$(7,763)	$12,983	$(37,191)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	371	467	—	(467)	371
Reclassification adjustments for impairment of marketable securities	1,587	1,587	—	(1,587)	1,587
Other comprehensive income (loss)	1,958	2,054	—	(2,054)	1,958
COMPREHENSIVE INCOME (LOSS)	$(35,233)	$(3,166)	$(7,763)	$10,929	$(35,233)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(44,918)	$29,908	$(1,166)	$12,204	(3,972)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12)	(7,399)	(10,209)	—	(17,620)
Purchase of short term investments and marketable securities	(278)	—	—	—	(278)
Sales and maturities of short term investments	—	145	84	—	229
Acquisitions	(103,000)		982	—	(102,018)
Other	(1,767)	—	37	—	(1,730)
Investments in consolidated subsidiaries	12,221	(810)	—	(11,411)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(92,836)	(8,064)	(9,106)	(11,411)	(121,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	50,000	—	3,500	—	53,500
Payments on long-term debt, capital leases, and associated costs	(6,582)	(1,818)	(194)	—	(8,594)
Gold production royalty payments	—	—	(10,368)	—	(10,368)
Net intercompany financing activity	(1,730)	(19,628)	21,358	—	—
Other	(423)	—	793	(793)	(423)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,265	(21,446)	15,089	(793)	34,115
NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,489)	398	4,817	—	(91,274)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$113,872	$6,179	$59,536	$—	$179,587

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(37,623)	$4,932	$10,082	$12,982	$(9,627)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(945)	(5,670)	(5,321)	—	(11,936)
Purchase of short term investments and marketable securities	(45,796)	(424)	—	—	(46,220)
Sales and maturities of short term investments	90	—	—	—	90
Other	—	—	(25)	—	(25)
Investments in consolidated subsidiaries	13,160	(178)	—	(12,982)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,491)	(6,272)	(5,346)	(12,982)	(58,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	—	—	153,000
Payments on long-term debt, capital leases, and associated costs	(3,196)	(412)	(503)	—	(4,111)
Gold production royalty payments	—	—	(14,683)	—	(14,683)
Net intercompany financing activity	(11,475)	1,515	9,960	—	—
Other	(246)	—	—	—	(246)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	138,083	1,103	(5,226)	—	133,960
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,969	(237)	(490)	—	66,242
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$204,045	$754	$68,133	$—	$272,932

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,872	$6,179	$59,536	$—	$179,587
Receivables	13	11,443	106,934	—	118,390
Ore on leach pads	—	54,447	12,258	—	66,705
Inventory	—	43,371	71,966	—	115,337
Deferred tax assets	393	—	6,862	—	7,255
Prepaid expenses and other	4,575	4,444	9,610	—	18,629
	118,853	119,884	267,166	—	505,903
NON-CURRENT ASSETS
Property, plant and equipment, net	5,665	102,804	146,423	—	254,892
Mining properties, net	12,004	152,830	408,008	—	572,842
Ore on leach pads	—	34,425	—	—	34,425
Restricted assets	2,665	50	6,324	—	9,039
Equity securities	—	4,488	—	—	4,488
Receivables	—	—	18,933	—	18,933
Deferred tax assets	33,883	—	29,852	—	63,735
Net investment in subsidiaries	219,705	46,425	—	(266,130)	—
Other	51,638	5,518	6,042	(51,637)	11,561
TOTAL ASSETS	$444,413	$466,424	$882,748	$(317,767)	$1,475,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,419	$14,526	$27,442	$—	$45,387
Accrued liabilities and other	10,534	8,998	21,036	—	40,568
Debt	49,753	7,539	8,427	—	65,719
Royalty obligations	—	6,455	37,987	—	44,442
Reclamation	—	2,542	2,497	(1,151)	3,888
Deferred tax liabilities	7,142	848	88	—	8,078
	70,848	40,908	97,477	(1,151)	208,082
NON-CURRENT LIABILITIES
Debt	426,647	10,924	61,845	(51,637)	447,779
Royalty obligations	—	10,067	11,152	—	21,219
Reclamation	—	47,743	37,005	1,151	85,899
Deferred tax liabilities	53,201	2,963	65,635	—	121,799
Other long-term liabilities	2,718	455	34,303	—	37,476
Intercompany payable (receivable)	(662,565)	407,526	255,039	—	—
	(179,999)	479,678	464,979	(50,486)	714,172
STOCKHOLDERS’ EQUITY
Common stock	1,033	250	129,093	(129,343)	1,033
Additional paid-in capital	2,791,216	79,712	1,785,830	(1,865,542)	2,791,216
Accumulated deficit	(2,235,890)	(131,329)	(1,594,631)	1,725,960	(2,235,890)
Accumulated other comprehensive income (loss)	(2,795)	(2,795)	—	2,795	(2,795)
	553,564	(54,162)	320,292	(266,130)	553,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,413	$466,424	$882,748	$(317,767)	$1,475,818

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,361	$5,781	$54,719	$—	$270,861
Receivables	87	11,151	105,683	—	116,921
Ore on leach pads	—	48,204	—	—	48,204
Inventory	—	54,983	59,948	—	114,931
Deferred tax assets	393	—	6,971	—	7,364
Prepaid expenses and other	6,349	4,557	4,617	—	15,523
	217,190	124,676	231,938	—	573,804
NON-CURRENT ASSETS
Property, plant and equipment, net	6,155	107,084	114,672	—	227,911
Mining properties, net	12,004	159,124	330,064	—	501,192
Ore on leach pads	—	37,889	—	—	37,889
Restricted assets	897	50	6,090	—	7,037
Equity securities	—	5,982	—	—	5,982
Receivables	—	—	21,686	—	21,686
Deferred tax assets	30,419	—	29,732	—	60,151
Net investment in subsidiaries	128,913	45,615	—	(174,528)	—
Other	50,813	5,522	4,394	(50,814)	9,915
TOTAL ASSETS	$446,391	$485,942	$738,576	$(225,342)	$1,445,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,414	$13,391	$32,247	$—	$49,052
Accrued liabilities and other	22,588	11,207	17,718	—	51,513
Debt	5,334	7,476	4,688	—	17,498
Royalty obligations	—	5,747	37,931	—	43,678
Reclamation	—	3,401	1,621	(1,151)	3,871
Deferred tax liabilities	7,142	848	88	—	8,078
	38,478	42,070	94,293	(1,151)	173,690
NON-CURRENT LIABILITIES
Debt	427,604	12,806	61,452	(50,814)	451,048
Royalty obligations	—	9,623	18,028	—	27,651
Reclamation	—	46,792	19,000	1,151	66,943
Deferred tax liabilities	53,201	2,963	54,842	—	111,006
Other long-term liabilities	2,582	469	26,860	—	29,911
Intercompany payable (receivable)	(660,792)	427,156	233,636	—	—
	(177,405)	499,809	413,818	(49,663)	686,559
STOCKHOLDERS’ EQUITY
Common stock	1,034	250	128,299	(128,549)	1,034
Additional paid-in capital	2,789,695	79,712	1,682,830	(1,762,542)	2,789,695
Accumulated deficit	(2,202,603)	(133,091)	(1,580,664)	1,713,755	(2,202,603)
Accumulated other comprehensive income (loss)	(2,808)	(2,808)	—	2,808	(2,808)
	585,318	(55,937)	230,465	(174,528)	585,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,391	$485,942	$738,576	$(225,342)	$1,445,567

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At March 31, 2015, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico S.A. de C.V., in 1983. The Company is obligated to pay a NSR royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty expense was nil for the three months ended March 31, 2015 and 2014, respectively.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At March 31, 2015, payments had been made on 6.1 million silver equivalent ounces with further payments to be made on 33.3 million silver equivalent ounces.
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
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana will receive an aggregate $22.0 million deposit toward future deliveries under the gold stream agreement, payable in five quarterly payments. The first payment of $5.0 million was received in the three months ended March 31, 2015.
Sites Related to Callahan Mining Corporation
In 1991, the Company acquired all of the outstanding common stock of Callahan Mining Corporation. The Company has received requests for information or notices of potential liability from state or federal agencies with regard to Callahan's operations at sites in Maine, Colorado and Washington. The Company did not make any decisions with respect to generation, transport or disposal of hazardous waste at these sites. Therefore, the Company believes that it is not liable for any potential cleanup costs either directly as an operator or indirectly as a parent. The Company anticipates that further agency interaction may occur with respect to these sites.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Paramount Transaction Litigation
Since the announcement of the Company’s acquisition of Paramount, six lawsuits have been filed related to the merger agreement in the Court of Chancery of the State of Delaware.  The lawsuits assert a variety of causes of action concerning the transaction, including claims against Paramount’s directors for alleged breaches of fiduciary duty in connection with the proposed transaction, and claims against the Company for allegedly aiding and abetting such breaches of fiduciary duty.  On February 18, 2015, the court entered an order consolidating the lawsuits and providing that the consolidated case shall be captioned In re Paramount Gold and Silver Corp. Stockholders Litigation, Consolidated C.A. No. 10499-VCN.  The Company cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date hereof relating to the transaction, nor can the Company predict the amount of time and expense that will be required to resolve these lawsuits. The Company intends to defend vigorously against these consolidated actions.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 20 – SUBSEQUENT EVENTS
On April 17, 2015, the Company completed the acquisition of Paramount Gold and Silver Corp. ("Paramount"). At the closing of the transaction, Paramount became a wholly-owned subsidiary of the Company and each issued and outstanding share of Paramount common stock was converted into the right to receive 0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. The Company issued approximately 32.7 million shares of common stock as consideration in the transaction. Immediately prior to completion of the acquisition, Paramount spun off to its existing stockholders a separate, publicly traded company, Paramount Gold Nevada Corp. ("SpinCo"), which owns the Sleeper Gold Project and other assets in Nevada. As part of the transaction, the Company made a loan to Paramount in the principal amount of $8.5 million and Paramount contributed substantially all of the proceeds of such loan to SpinCo as an equity contribution. The Company also paid $1.5 million cash in exchange for newly issued shares of SpinCo common stock amounting to 4.9% of the outstanding SpinCo common stock after the issuance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively "the Company", "our", or "we"). We use certain non-GAAP financial performance measures in our MD&A such as costs applicable to sales, all-in sustaining costs, and adjusted net income (loss). For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. We believe it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as other information we file with the Securities and Exchange Commission.
Overview
We are a large silver producer with significant gold production from mines located in the United States, Mexico, and Bolivia; exploration projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, Chile, and New Zealand. The Palmarejo, San Bartolomé, Kensington, Rochester, and Wharf mines, each of which is operated by the Company, and Coeur Capital, primarily comprised of the Endeavor silver stream constitute our principal sources of revenue. The Company also owns other precious metal royalties.
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
First Quarter Highlights

•	Metal sales of $151.0 million and royalty revenue of $2.0 million

•	Production of 8.0 million silver equivalent ounces, consisting of 3.8 million silver ounces and 69,734 gold ounces

•	Costs applicable to sales were $14.32 per silver equivalent ounce and $798 per gold ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $18.11 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses reduced 36% to $8.8 million

•	Adjusted net loss of $24.4 million or $0.24 per share (see "Non-GAAP Financial Performance Measures")

•	Capital expenditures of $17.6 million

•	Completed the acquisition of the Wharf gold mine on February 20, 2015 for net cash consideration of $102.0 million

•	Subsequent to quarter-end, completed the previously announced acquisition of Paramount Gold and Silver Corp.

•	Cash and cash equivalents of $179.6 million
Consolidated Performance
Net loss was $33.3 million for the three months ended March 31, 2015 compared to Net loss of $37.2 million for the three months ended March 31, 2014.  The lower Net loss in the three months ended March 31, 2015 is primarily due to higher silver equivalent ounce production and sales, lower gold costs applicable to sales, general and administrative expense, and amortization, and less unfavorable fair value adjustments, partially offset by lower average silver and gold prices, higher silver costs applicable to sales, and higher income tax expense.
The Company produced 3.8 million ounces of silver and 69,734 ounces of gold in the three months ended March 31, 2015, compared to 4.1 million ounces of silver and 58,836 ounces of gold in the three months ended March 31, 2014. Silver production decreased due to lower throughput and grade at Palmarejo and lower grade at San Bartolomé, partially offset by higher tons placed at Rochester. Gold production increased in the three months ended March 31, 2015 due to higher grade at Kensington and the acquisition of Wharf.
Costs applicable to sales were $14.32 per silver equivalent ounce and $798 per gold ounce in the three months ended March 31, 2015, compared to $13.22 per silver equivalent ounce and $1,005 per gold ounce in the three months ended March 31, 2014. Costs applicable to sales per silver equivalent ounce increased in the three months ended March 31, 2015 due to higher unit costs at Palmarejo and San Bartolomé. Costs applicable to sales per gold ounce decreased in the three months ended March 31, 2015 due to lower unit costs at Kensington.

	Three months ended March 31,
	2015	2014
Silver ounces produced	3,843,580	4,072,772
Gold ounces produced	69,734	58,836
Silver equivalent ounces produced(1)	8,027,620	7,602,932
Silver ounces sold	4,088,625	3,875,468
Gold ounces sold	68,420	62,578
Silver equivalent ounces sold(1)	8,193,825	7,630,120
Average realized price per silver ounce	$16.77	$20.29
Average realized price per gold ounce	$1,204	$1,279
Costs applicable to sales per silver equivalent ounce(2)	$14.32	$13.22
Costs applicable to sales per gold ounce(2)	$798	$1,005
All-in sustaining costs per silver equivalent ounce(2)	$18.11	$19.09

(1)	Silver equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	See "Non-GAAP Financial Performance Measures."
Consolidated Financial Results

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Revenue
Metal sales decreased by $7.7 million, or 4.8%, to $151.0 million due to lower average realized silver and gold prices, partially offset by higher silver and gold ounces sold. The Company realized average silver and gold prices of $16.77 per ounce and $1,204 per ounce, respectively, compared with average realized prices of $20.29 per ounce and $1,279 per ounce, respectively. The Company sold 4.1 million silver ounces and 68,420 gold ounces, compared to sales of 3.9 million silver ounces and 62,578 gold ounces. Silver contributed 45% of sales and gold contributed 55%, compared to 50% of sales from both silver and gold. Royalty revenue increased $1.0 million due to higher production from the El Gallo and Cerro Bayo mines, as well as commencement of production at the Correnso mine.
Costs Applicable to Sales
Costs applicable to sales increased by $8.2 million, or 7.6%, to $115.1 million. The increase in costs applicable to sales is primarily due to higher silver and gold ounces sold and inventory adjustments to net realizable value at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $7.4 million, or 18.2%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2014 write-downs.
Expenses
General and administrative expenses decreased $5.1 million, or 36.4%, primarily due to lower outside services and certain corporate relocation costs in 2014.
Exploration expense was consistent with the prior year, with increased 2015 costs at Kensington to support the new mine plan offset by lower spending at Rochester.
Pre-development, reclamation, and other expenses decreased 3.2% to $6.8 million, primarily due to La Preciosa feasibility study costs in 2014, partly offset by Wharf acquisition costs.

Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, were a loss of $6.4 million compared to a loss of $14.0 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Interest income and other, net decreased by $1.0 million to expense of $1.0 million, compared to expense of $2.0 million, primarily due to changes in foreign currency exchange rates.
Interest expense (net of capitalized interest of $0.7 million) decreased to $10.8 million from $13.1 million primarily due to the write-off of costs associated with the termination of a former revolving credit facility in 2014.
Income and Mining Taxes
The Company reported an income and mining tax expense of approximately $0.1 million compared to income and mining tax benefit of $4.7 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31, 2015		Three months ended March 31, 2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(20,707)	$1,886	$(28,686)	$(146)
Argentina	(696)	(1)	(2,204)	4,432
Mexico	(9,672)	(1,264)	(16,006)	3,721
Bolivia	(2,379)	(1,407)	4,692	(2,764)
Other jurisdictions	235	718	324	(554)
	$(33,219)	$(68)	$(41,880)	$4,689

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
Results of Operations
Palmarejo

	Three months ended March 31,
	2015	2014
Tons milled	451,918	571,345
Silver ounces produced	1,354,000	1,820,484
Gold ounces produced	15,495	25,216
Silver equivalent ounces produced	2,283,700	3,333,444
Costs applicable to sales/oz(1)	$15.99	$13.36
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Silver equivalent production decreased 31% due to lower mill throughput as the mine continues its transition to a lower tonnage, high grade underground operation. Metal sales were $39.4 million, or 26% of Coeur's metal sales, compared with $68.0 million, or 43% of Coeur's metal sales. Costs applicable to sales per ounce increased as a result of unfavorable inventory adjustments ($1.43 per ounce) and higher labor and consumables costs, partially offset by lower diesel costs. Amortization decreased to $7.3 million compared to $18.7 million due to lower production and amortizable mineral interests and mining equipment. Capital expenditures increased to $9.2 million compared to $3.7 million due to underground development of the Guadalupe deposit.

Rochester

	Three months ended March 31,
	2015	2014
Tons placed	4,013,879	3,640,861
Silver ounces produced	1,143,570	750,362
Gold ounces produced	13,721	8,192
Silver equivalent ounces produced	1,966,830	1,241,882
Costs applicable to sales/oz(1)	$12.99	$12.67
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Silver equivalent production increased 58% as a result of higher tons placed, higher silver and gold grades, and timing of recoveries. Metal sales were $44.0 million, or 29% of Coeur’s metal sales, compared with $24.2 million, or 15% of Coeur's metal sales. Costs applicable to sales per ounce were generally consistent. Amortization was $6.8 million compared to $4.5 million due to higher production. Capital expenditures were $3.3 million compared to $1.0 million.

Kensington

	Three months ended March 31,
	2015	2014
Tons milled	147,969	159,697
Gold ounces produced	33,909	25,428
Costs applicable to sales/oz(1)	$798	$1,005
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Gold production increased 33% due to higher grades, partially offset by lower throughput. Metal sales were $44.0 million, or 29% of Coeur's metal sales, compared to $36.1 million, which represented 23% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production and lower core drilling and contract services. Amortization was $11.6 million compared to $10.7 million. Capital expenditures were $4.1 million compared to $4.7 million.

Wharf

	Three months ended March 31,
	2015	2014
Tons placed	415,996	—
Gold ounces produced	6,609	—
Costs applicable to sales/oz(1)	$—	$—
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

On February 20, 2015, the Company acquired the Wharf gold mine in Lead, South Dakota, from a subsidiary of Goldcorp. The mine has a current reserve base of 560,000 gold ounces and is expected to produce 74,000 - 78,000 gold ounces at costs applicable to sales per gold equivalent ounce of $750 - $825 in 2015. Gold production was 6,609 ounces in the post-acquisition period to March 31, 2015.

San Bartolomé

	Three months ended March 31,
	2015	2014
Tons milled	406,951	385,375
Silver ounces produced	1,213,252	1,355,420
Costs applicable to sales/oz(1)	$14.83	$13.93
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Silver production decreased due to lower grade, which was partially offset by higher mill throughput. Silver sales were $21.5 million, or 14% of Coeur's metal sales, compared with $27.6 million, or 17% of Coeur's metal sales. Costs applicable to sales per ounce increased as a result of lower production, higher maintenance costs, and unfavorable inventory adjustments ($0.36 per ounce). Amortization was $4.7 million compared to $4.5 million. Capital expenditures were $0.9 million compared to $1.4 million.

Coeur Capital

	Three months ended March 31,
Endeavor Silver Stream	2015	2014
Tons milled	185,299	193,219
Silver ounces produced	132,758	146,506
Costs applicable to sales/oz(1)	$5.37	$8.05
(1) See Non-GAAP Financial Performance Measures

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Silver production decreased due to lower grade and mill throughput, resulting in metal sales of $1.9 million compared to $2.9 million. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $1.5 million compared to $1.0 million primarily due to increased production at Cerro Bayo and El Gallo. Amortization was $2.2 million compared to $1.7 million.
Liquidity and Capital Resources
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2015 was $4.0 million, compared to $9.6 million for the three months ended March 31, 2014, and was impacted by the following key factors:

	Three months ended March 31,
	2015	2014
Consolidated silver equivalent ounces sold	8,193,825	7,630,120
Average realized price per silver equivalent ounce	$18.42	$20.79
Costs applicable to sales per silver equivalent ounce(1)	(14.46)	(14.01)
Operating margin per silver equivalent ounce	$3.96	$6.78
(1) See Non-GAAP Financial Performance Measures

	Three months ended March 31,
In thousands	2015	2014
Cash flow before changes in operating assets and liabilities	$10,396	$14,854
Changes in operating assets and liabilities:
Receivables and other current assets	2,556	5,622
Prepaid expenses and other	(1,327)	(8,109)
Inventories	684	(13,912)
Accounts payable and accrued liabilities	(16,281)	(8,082)
CASH USED IN OPERATING ACTIVITIES	$(3,972)	$(9,627)
Cash used in operating activities decreased $5.7 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to higher silver and gold ounces sold, partially offset by lower averaged realized silver and gold prices and higher costs applicable to sales per silver ounce. Metal sales for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were $18.1 million lower due to lower average realized price per silver equivalent ounce, partially offset by $10.4 million due to higher silver equivalent ounces sold. The $14.4 million working capital requirement for the three months ended March 31, 2015 was primarily due to payment of accrued interest, payroll, and other benefits compared to the $24.5 million working capital requirement for the three months ended March 31, 2014, which was primarily due to higher leach tons placed at Rochester.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 was $121.4 million compared to $58.1 million in the three months ended March 31, 2014, primarily due to the acquisition of the Wharf gold mine and higher capital expenditures in 2015, partly offset by purchases of short-term investments in 2014. The Company spent $17.6 million on capital expenditures in the three months ended March 31, 2015, compared with $11.9 million in the three months ended March 31, 2014. Capital expenditures in the three months ended March 31, 2015 were primarily related to underground development of the Guadalupe deposit at Palmarejo, underground development at Kensington, and land purchases at Rochester, compared to underground development at Palmarejo and Kensington in the three months ended March 31, 2014.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 was $34.1 million compared to $134.0 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company entered into a $50 million credit agreement, partly offset by the repurchase of $4.6 million of 3.25% Convertible Notes due 2028 and $2.0 million of 7.875% Senior Notes due 2021. The decrease in cash provided by financing activities is primarily the result of the follow-on offering of $150 million of 7.875% Senior Notes due 2021 in the three months ended March 31, 2014.

On March 31, 2015, the Company entered into a Credit Agreement (the "Credit Agreement") with The Bank of Nova Scotia. The Credit Agreement provides for a $50.0 million loan (the “Loan”) to the Company, the proceeds of which are expected to be used to finance working capital and general corporate purposes of the Company and its subsidiaries, and which has a term of one year. The Loan currently bears interest at a rate equal to an adjusted Eurocurrency rate plus a margin of 2.50% (which increases incrementally on the first day of each fiscal quarter commencing July 1, 2015 up to a maximum of 4.50%). Voluntary prepayments of the Loan under the Credit Agreement are permitted without prepayment premium or penalty, subject to notice requirements and payment of accrued interest. The Credit Agreement requires net cash proceeds of debt or equity issuances, bank facilities, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to be applied as a mandatory prepayment of the Loan. Amounts repaid on the Loan may not be re-borrowed. The Loan is secured by a pledge of the Company’s stock in Wharf Resources (U.S.A.), Inc. and by the grant of security in substantially all of the assets of Wharf and its subsidiaries. If the Loan has not been repaid in full by January 1, 2016, the Company will be required to pledge its equity interests in certain of its other subsidiaries as additional collateral for the Loan. There was an outstanding balance of $50.0 million under the Credit Agreement at March 31, 2015.
The Credit Agreement contains customary representations and warranties, events of default and affirmative and negative covenants. The Credit Agreement also contains financial covenants that require (i) the Company’s ratio of consolidated debt (net of cash) to adjusted EBITDA (the “Leverage Ratio”) to be not greater than 3.50 to 1.00 at any time, and (ii) that the Company maintain cash and cash equivalents of at least $100.0 million at all times. For purposes of the Credit Agreement, adjusted EBITDA (generally, earnings before interest expense, income taxes, depreciation and amortization and other extraordinary or non-recurring losses or charges) is determined using actual 2015 results on an annualized basis and has been calculated on a pro forma basis to include the impact of the Wharf acquisition for the three months ended March 31, 2015. Because the Company’s earnings are dependent upon prevailing metals prices, among other factors, a further sustained decline in metals prices could significantly impact earnings for a particular period, and, as a result, the Company’s ability to comply with the Leverage Ratio covenant. Any failure to comply with the covenants in the Credit Agreement (subject to any applicable cure period) would constitute an event of default, giving the lender the right to exercise remedies under the Credit Agreement, including accelerating the Loan. The Company was in compliance with the covenants under the Credit Agreement as of March 31, 2015.

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
Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form 10-K for the year ended December 31, 2014 for the Company's critical accounting policies and estimates.

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, consistent capital discipline, efficient management of working capital, liquidity maintenance efforts and the ability to comply with debt covenants.. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the "Risk Factors" section of the 2014 10-K and the risks and uncertainties discussed in this MD&A, (ii) the risk that the anticipated benefits of recent acquisitions are not realized, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold and silver and a sustained lower price environment, including the resulting impact on cash flows and debt covenant compliance, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix)  the absence of control over and reliance on third parties to operate mines in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (x) the loss of access to any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

	Three months ended March 31,
In thousands except per share amounts	2015	2014
Net income (loss)	$(33,287)	$(37,191)
Fair value adjustments, net	4,339	7,827
Stock-based compensation	2,410	2,453
Impairment of marketable securities	1,514	2,588
Accretion of royalty obligation	1,315	1,821
Inventory adjustments	3,684	4,373
Revolving Credit Facility termination	—	3,035
Deferred tax asset valuation allowance	(3,464)	—
Foreign exchange gain on deferred taxes	(929)	(3,705)
Adjusted net income (loss)	$(24,418)	$(18,799)

Adjusted net income (loss) per share	$(0.24)	$(0.18)
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales ("CAS") and All-in sustaining costs ("AISC") to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and gold and assessing our operating performance and ability to generate free cash flow from operations. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces (silver to gold ratio of 60:1) best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Three Months Ended March 31, 2015

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$41,824	$23,818	$38,235	$1,892	$105,769	$40,973	$146,742
Amortization	7,333	4,691	6,843	1,259	20,126	11,554	31,680
Costs applicable to sales	$34,491	$19,127	$31,392	$633	$85,643	$29,419	$115,062
Silver equivalent ounces sold	2,157,612	1,289,867	2,416,103	117,863	5,981,445
Gold ounces sold						36,873
Costs applicable to sales per ounce	$15.99	$14.83	$12.99	$5.37	$14.32	$798

Treatment and refining costs							1,490
Sustaining capital							10,909
General and administrative							8,834
Exploration							4,266
Reclamation							2,924
Project/pre-development costs							4,873
All-in sustaining costs							$148,358
Silver equivalent ounces sold							5,981,445
Kensington silver equivalent ounces sold							2,212,380
Consolidated silver equivalent ounces sold							8,193,825
All-in sustaining costs per silver equivalent ounce							$18.11
Three Months Ended March 31, 2014

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$62,233	$23,358	$19,159	$2,135	$106,885	$39,240	$146,125
Amortization	18,659	4,457	4,451	953	28,520	10,709	39,229
Costs applicable to sales	$43,574	$18,901	$14,708	$1,182	$78,365	$28,531	$106,896
Silver equivalent ounces sold	3,261,982	1,357,307	1,160,829	146,842	5,926,960
Gold ounces sold						28,386
Costs applicable to sales per ounce	$13.36	$13.93	$12.67	$8.05	$13.22	$1,005

Treatment and refining costs							1,561
Sustaining capital							12,851
General and administrative							13,896
Exploration							4,217
Reclamation							1,914
Project/pre-development costs							4,325
All-in sustaining costs							$145,660
Silver equivalent ounces sold							5,926,960
Kensington silver equivalent ounces sold							1,703,160
Consolidated silver equivalent ounces sold							7,630,120
All-in sustaining costs per silver equivalent ounce							$19.09

Item 3.     Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company's profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. At March 31, 2015, the Company has outstanding put spread contracts on 2.7 million ounces of silver. The weighted average high and low strike prices on the silver put spreads are $17.00 per ounce and $15.50 per ounce, respectively.
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
The put spread contracts are generally net cash settled and expire during the second quarter of 2015. At March 31, 2015, the fair market value of the put spreads was a net asset of $1.5 million. A 10% increase or decrease in the price of silver and gold at March 31, 2015 would result in gains of nil and $4.1 million on settlement, respectively.
Provisional Gold and Silver Sales
The Company enters into sales contracts with third-party smelters which generally provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $0.9 million in the three months ended March 31, 2015.
At March 31, 2015, the Company had outstanding provisionally priced sales of 0.5 million ounces of silver and 33,084 ounces of gold at prices of $16.67 and $1,224, respectively. A 10% change in realized silver price would cause revenue to vary approximately $0.9 million and a 10% change in realized gold price would cause revenue to vary approximately $4.0 million.
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
As of March 31, 2015, a total of 72,414 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 7.6% at March 31, 2015. The fair value of the embedded derivative at March 31, 2015 was a liability of $19.3 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at March 31, 2015 to vary by approximately $7.7 million.

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
Foreign Currency Hedging
To manage foreign currency risk, the Company may enter into forward foreign currency contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at March 31, 2015.
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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings
The information contained in Note 19 -- Commitments and Contingencies in the notes to the consolidated financial statements included in this quarterly report is incorporated herein by reference.
Item 1A. Risk Factors

Item 1A -- Risk Factors of the 2014 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4. Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

2.1
Stock Purchase Agreement, dated as of January 12, 2015, among Coeur Mining, Inc. and Goldcorp America Holdings Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 13, 2015).

2.2
Amendment to Agreement and Plan of Merger, dated as of March 3, 2015, among Coeur Mining, Inc., Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp. and Paramount Nevada Gold Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 6, 2015).

4.1
Third Supplemental Indenture, dated April 14, 2015, among Coeur Mining, Inc., as issuer, certain subsidiaries of Coeur Mining, Inc., as guarantors thereto, and The Bank of New York Mellon, as trustee (Filed herewith).

10.1
Credit Agreement, dated March 31, 2015, by and between Coeur Mining, Inc. and The Bank of Nova Scotia (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2015).

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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 4, 2015	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 4, 2015	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 4, 2015	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)