Form 10-Q
period 2015-06-30
Coeur Mining, Inc.
filed 2015-08-04
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 137,114,122 shares were issued and outstanding as of July 31, 2015.

COEUR MINING, INC.

PART I. Financial Information
Item 1. Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
	Notes	In thousands, except share data
Revenue	3	$166,263	$164,562	$319,219	$324,195
COSTS AND EXPENSES
Costs applicable to sales(1)	3	119,097	118,687	234,160	225,583
Amortization		38,974	41,422	72,064	81,849
General and administrative		8,451	9,398	17,286	23,294
Exploration		3,579	5,153	7,845	9,370
Pre-development, reclamation, and other		2,267	8,760	9,030	15,775
Total costs and expenses		172,368	183,420	340,385	355,871
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9	2,754	(8,282)	(2,130)	(19,717)
Impairment of equity securities	12	(31)	(934)	(1,545)	(3,522)
Interest income and other, net		(2,821)	(116)	(3,817)	(2,100)
Interest expense, net of capitalized interest	17	(10,734)	(12,310)	(21,499)	(25,365)
Total other income (expense), net		(10,832)	(21,642)	(28,991)	(50,704)
Income (loss) before income and mining taxes		(16,937)	(40,500)	(50,157)	(82,380)
Income and mining tax (expense) benefit	7	260	(2,621)	192	2,068
NET INCOME (LOSS)		$(16,677)	$(43,121)	$(49,965)	$(80,312)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $7 for the three months ended June 30, 2015 and $487 and $253 for the three and six months ended June 30, 2014, respectively		(1,312)	(773)	(2,813)	(401)
Reclassification adjustments for impairment of equity securities, net of tax of $(362) and $(1,363) for the three and six months ended June 30, 2014, respectively		31	572	1,545	2,159
Reclassification adjustments for realized loss on sale of equity securities, net of tax of $(10) for the three and six months ended June 30, 2014, respectively		904	17	904	17
Other comprehensive income (loss)		(377)	(184)	(364)	1,775
COMPREHENSIVE INCOME (LOSS)		$(17,054)	$(43,305)	$(50,329)	$(78,537)

NET INCOME (LOSS) PER SHARE	8
Basic		$(0.12)	$(0.42)	$(0.42)	$(0.78)

Diluted		$(0.12)	$(0.42)	$(0.42)	$(0.78)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(16,677)	$(43,121)	$(49,965)	(80,312)
Adjustments:
Amortization		38,974	41,422	72,064	81,849
Accretion		3,526	4,502	6,676	9,093
Deferred income taxes		(5,053)	(3,844)	(7,237)	(15,705)
Loss on termination of revolving credit facility		—	—	—	3,035
Fair value adjustments, net		(2,754)	8,282	2,130	19,717
Stock-based compensation	5	2,604	2,385	4,754	4,950
Impairment of equity securities	12	31	934	1,545	3,522
Foreign exchange and other		4,224	(54)	5,303	(869)
Changes in operating assets and liabilities:
Receivables		(2,342)	4,921	214	10,544
Prepaid expenses and other current assets		160	3,551	(1,167)	(4,558)
Inventory and ore on leach pads		4,649	(1,606)	5,333	(15,519)
Accounts payable and accrued liabilities		9,521	13,118	(6,759)	5,117
CASH PROVIDED BY OPERATING ACTIVITIES		36,863	30,490	32,891	20,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(23,677)	(15,356)	(41,297)	(27,292)
Acquisitions, net of cash acquired	11	(9,152)	(2,250)	(111,170)	(2,250)
Other		(103)	12	(1,676)	(13)
Purchase of short-term investments and equity securities		(1,597)	(2,139)	(1,873)	(48,360)
Sales and maturities of short-term investments		399	800	469	890
CASH USED IN INVESTING ACTIVITIES		(34,130)	(18,933)	(155,547)	(77,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	17	100,000	—	153,500	153,000
Payments on debt, capital leases, and associated costs		(66,626)	(2,851)	(75,220)	(6,962)
Gold production royalty payments		(9,754)	(12,345)	(20,122)	(27,028)
Other		(72)	(160)	(495)	(406)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		23,548	(15,356)	57,663	118,604
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		26,281	(3,799)	(64,993)	62,443
Cash and cash equivalents at beginning of period		179,587	272,932	270,861	206,690
Cash and cash equivalents at end of period		$205,868	$269,133	$205,868	$269,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2015 (Unaudited)	December 31, 2014
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$205,868	$270,861
Receivables	13	112,159	116,921
Inventory	14	109,207	114,931
Ore on leach pads	14	67,458	48,204
Deferred tax assets		7,262	7,364
Prepaid expenses and other		17,442	15,523
		519,396	573,804
NON-CURRENT ASSETS
Property, plant and equipment, net	15	254,574	227,911
Mining properties, net	16	864,884	501,192
Ore on leach pads	14	32,663	37,889
Restricted assets		8,377	7,037
Equity securities	12	4,216	5,982
Receivables	13	26,738	21,686
Deferred tax assets		64,120	60,151
Other		11,681	9,915
TOTAL ASSETS		$1,786,649	$1,445,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$42,522	$49,052
Accrued liabilities and other		47,590	51,513
Debt	17	9,121	17,498
Royalty obligations	9	41,999	43,678
Reclamation	4	3,786	3,871
Deferred tax liabilities		8,078	8,078
		153,096	173,690
NON-CURRENT LIABILITIES
Debt	17	538,589	451,048
Royalty obligations	9	12,675	27,651
Reclamation	4	87,538	66,943
Deferred tax liabilities		223,868	111,006
Other long-term liabilities		43,233	29,911
		905,903	686,559
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 137,122,762 at June 30, 2015 and authorized 150,000,000 shares, issued and outstanding 103,384,408 at December 31, 2014		1,371	1,034
Additional paid-in capital		2,982,019	2,789,695
Accumulated other comprehensive income (loss)		(3,172)	(2,808)
Accumulated deficit		(2,252,568)	(2,202,603)
		727,650	585,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,786,649	$1,445,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,202,603)	$(2,808)	$585,318
Net income (loss)	—	—	—	(49,965)	—	(49,965)
Other comprehensive income (loss)	—	—	—	—	(364)	(364)
Common stock issued for the acquisition of Paramount Gold and Silver Corp.	32,667	327	188,490	—	—	188,817
Common stock issued under stock-based compensation plans, net	1,071	10	3,834	—	—	3,844
Balances at June 30, 2015 (Unaudited)	137,122	$1,371	$2,982,019	$(2,252,568)	$(3,172)	$727,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 -	BASIS OF PRESENTATION
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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The updated guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2015	Palmarejo	San Bartolomé	Kensington	Rochester	Wharf	Coeur Capital	Other	Total
Revenue
Metal sales	$38,875	$23,366	$42,468	$36,340	$20,373	$3,083	$—	$164,505
Royalties	—	—	—	—	—	1,758	—	1,758
	38,875	23,366	42,468	36,340	20,373	4,841	—	166,263
Costs and Expenses
Costs applicable to sales(1)	30,112	19,157	27,452	24,392	16,632	1,352	—	119,097
Amortization	9,046	5,271	12,684	5,387	3,491	2,619	476	38,974
Exploration	1,837	43	432	501	—	75	691	3,579
Other operating expenses	324	241	526	307	506	13	8,801	10,718
Other income (expense)
Interest income and other, net	(505)	420	(14)	—	37	(924)	(1,866)	(2,852)
Interest expense, net	(844)	(293)	(57)	(205)	—	—	(9,335)	(10,734)
Fair value adjustments, net	429	—	—	1,137	—	—	1,188	2,754
Income and mining tax (expense) benefit	837	195	(994)	(350)	(274)	(623)	1,469	260
Net income (loss)	$(2,527)	$(1,024)	$309	$6,335	$(493)	$(765)	$(18,512)	$(16,677)
Segment assets(2)	$657,448	$173,451	$197,241	$190,704	$131,990	$55,896	$78,395	$1,485,125
Capital expenditures	$10,723	$994	$4,714	$5,915	$1,244	$—	$87	$23,677
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended June 30, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	Coeur Capital	Other	Total
Revenue
Metal sales	$72,446	$29,078	$29,018	$31,193	$1,971	$—	$163,706
Royalties	—	—	—	—	856	—	856
	72,446	29,078	29,018	31,193	2,827	—	164,562
Costs and Expenses
Costs applicable to sales(1)	49,551	20,695	23,218	24,381	842	—	118,687
Amortization	18,044	4,855	11,566	5,025	1,419	513	41,422
Exploration	1,637	57	1,636	738	109	976	5,153
Other operating expenses	325	194	199	844	263	16,333	18,158
Other income (expense)
Interest income and other, net	(1,202)	691	4	32	(964)	389	(1,050)
Interest expense, net	(2,771)	(11)	(53)	(261)	—	(9,214)	(12,310)
Fair value adjustments, net	(4,989)	—	—	(1,837)	—	(1,456)	(8,282)
Income and mining tax (expense) benefit	1,342	(2,204)	—	(419)	263	(1,603)	(2,621)
Net income (loss)	$(4,731)	$1,753	$(7,650)	$(2,280)	$(507)	$(29,706)	$(43,121)
Segment assets(2)	$1,133,851	$309,565	$331,151	$206,665	$67,864	$522,632	$2,571,728
Capital expenditures	$5,589	$1,711	$3,989	$3,956	$—	$111	$15,356
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended June 30, 2015	Palmarejo	San Bartolomé	Kensington	Rochester	Wharf	Coeur Capital	Other	Total
Revenue
Metal sales	$78,269	$44,913	$86,506	$80,371	$20,373	$5,028	$—	$315,460
Royalties	—	—	—	—	—	3,759	—	3,759
	78,269	44,913	86,506	80,371	20,373	8,787	—	319,219
Costs and Expenses
Costs applicable to sales(1)	64,603	38,284	56,871	55,785	16,632	1,985	—	234,160
Amortization	16,380	9,961	24,238	12,230	3,491	4,770	994	72,064
Exploration	2,960	79	2,094	1,223	—	150	1,339	7,845
Other operating expenses	638	485	761	1,448	671	30	22,283	26,316
Other income (expense)
Interest income and other, net	(1,608)	872	(18)	(40)	54	(2,449)	(2,173)	(5,362)
Interest expense, net	(2,184)	(574)	(120)	(430)	—	—	(18,191)	(21,499)
Fair value adjustments, net	(1,116)	—	—	(1,155)	—	—	141	(2,130)
Income and mining tax (expense) benefit	(534)	(1,211)	(994)	(700)	412	(24)	3,243	192
Net income (loss)	$(11,754)	$(4,809)	$1,410	$7,360	$45	$(621)	$(41,596)	$(49,965)
Segment assets(2)	$657,448	$173,451	$197,241	$190,704	$131,990	$55,896	$78,395	$1,485,125
Capital expenditures	$19,907	$1,943	$8,859	$9,170	$1,295	$—	$123	$41,297
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	Coeur Capital	Other	Total
Revenue
Metal sales	$140,434	$56,632	$65,079	$55,347	$4,860	$—	$322,352
Royalties	—	—	—	—	1,843	—	1,843
	140,434	56,632	65,079	55,347	6,703	—	324,195
Costs and Expenses
Costs applicable to sales(1)	93,126	39,595	51,749	39,089	2,024	—	225,583
Amortization	36,702	9,313	22,275	9,476	3,121	962	81,849
Exploration	2,642	82	2,680	1,912	312	1,742	9,370
Other operating expenses	622	335	390	2,189	504	35,029	39,069
Other income (expense)
Interest income and other, net	(2,772)	1,373	4	51	(3,512)	(766)	(5,622)
Interest expense, net	(5,595)	(31)	(75)	(266)	—	(19,398)	(25,365)
Fair value adjustments, net	(15,225)	—	—	(2,510)	—	(1,982)	(19,717)
Income and mining tax (expense) benefit	5,171	(4,969)	—	(419)	(25)	2,310	2,068
Net income (loss)	$(11,079)	$3,680	$(12,086)	$(463)	$(2,795)	$(57,569)	$(80,312)
Segment assets(2)	$1,133,851	$309,565	$331,151	$206,665	$67,864	$522,632	$2,571,728
Capital expenditures	$9,331	$3,152	$8,700	$4,915	$—	$1,194	$27,292
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2015	December 31, 2014
Total assets for reportable segments	$1,485,125	$1,084,257
Cash and cash equivalents	205,868	270,861
Other assets	95,656	90,449
Total consolidated assets	$1,786,649	$1,445,567

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Geographic Information

Long-Lived Assets	June 30, 2015	December 31, 2014
United States	$355,289	$275,594
Mexico	620,011	298,101
Bolivia	100,386	107,960
Australia	18,252	21,362
Argentina	10,937	10,970
Other	14,583	15,116
Total	$1,119,458	$729,103

Revenue	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
United States	$99,180	$60,212	$187,249	$120,427
Mexico	39,443	72,657	79,584	141,167
Bolivia	23,366	29,078	44,913	56,632
Australia	3,083	1,971	5,028	4,860
Other	1,191	644	$2,445	$1,109
Total	$166,263	$164,562	$319,219	$324,195

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
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2015	2014	2015	2014
Asset retirement obligation - Beginning	$86,059	$58,460	$67,214	$57,454
Accretion	1,990	1,435	3,614	2,752
Additions and changes in estimates	—	—	18,270	—
Settlements	(448)	(100)	(1,497)	(411)
Asset retirement obligation - Ending	$87,601	$59,795	$87,601	$59,795
The increase in asset retirement obligations in the six months ended June 30, 2015 is due to the acquisition of the Wharf gold mine. The Company has accrued $3.7 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was $2.6 million and $2.4 million and $4.8 million and $5.0 million, respectively. At June 30, 2015, there was $13.7 million of unrecognized stock-based compensation cost expected to be recognized over a period of 1.7 years. During the six months ended June 30, 2015, the supplemental incentive accrual increased $0.4 million to $1.4 million.
The following table summarizes the grants awarded during the six months ended June 30, 2015:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
May 13, 2015	1,217,814	$5.57	310,128	$2.65	809,293	$6.97

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following options and stock appreciation rights were exercisable during the six months ended June 30, 2015:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Options	—	$—	331,181	$19.62
Stock Appreciation Rights	—	$—	46,572	$14.06

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide a voluntary, noncontributory defined contribution based on an eligible employee's salary. Company contributions for the three and six months ended June 30, 2015 and 2014 were $1.6 million and $1.6 million and $3.2 million and $3.0 million, respectively.

NOTE 7 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2015 and 2014 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(9,764)	$319	$(31,370)	$(146)	$(30,471)	$2,204	$(60,214)	$(292)
Argentina	(656)	(1)	(688)	(349)	(1,352)	(2)	(2,892)	4,083
Mexico	(5,582)	548	(12,710)	107	(15,255)	(716)	(28,716)	3,828
Bolivia	(1,219)	196	3,957	(2,205)	(3,598)	(1,211)	8,649	(4,969)
Other jurisdictions	284	(802)	311	(28)	519	(83)	793	(582)
	$(16,937)	$260	$(40,500)	$(2,621)	$(50,157)	$192	$(82,380)	$2,068

The Company’s effective tax rate is impacted by recurring items, such as the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense, foreign exchange rates on deferred tax balances and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Each quarter, the Company analyzes its deferred tax assets and if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize its deferred tax assets. For additional information, see Part II, Item IA of this Report.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examination by tax authorities for years before 2012 and is no longer subject to examination by certain foreign jurisdictions by tax authorities for years before 2005. As a result of statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by up to $0.5 million in the next 12 months.

As of June 30, 2015 and December 31, 2014, the Company had $17.8 million and $16.1 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

as part of its income tax expense. At June 30, 2015 and December 31, 2014, the amount of accrued income-tax-related interest and penalties was $8.1 million and $6.9 million, respectively.
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
For the three and six months ended June 30, 2015 and 2014, 3,375,337 and 2,147,989 shares and 3,415,129 and 2,147,390, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014 because there is no excess value upon conversion over the principal amount of the Notes.

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2015	2014	2015	2014
Net income (loss) available to common stockholders	$(16,677)	$(43,121)	$(49,965)	$(80,312)
Weighted average shares:
Basic	135,036	102,444	118,897	102,405
Diluted	135,036	102,444	118,897	102,405
Income (loss) per share:
Basic	$(0.12)	$(0.42)	$(0.42)	$(0.78)
Diluted	$(0.12)	$(0.42)	$(0.42)	$(0.78)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net:

	Three months ended June 30,		Six months ended June 30,
In thousands	2015	2014	2015	2014
Palmarejo royalty obligation embedded derivative	$385	$(5,061)	$(1,160)	$(15,296)
Rochester net smelter royalty (NSR) royalty obligation	1,137	(1,837)	(1,155)	(2,510)
Silver and gold options	1,232	(1,374)	185	(2,868)
Foreign exchange contracts	—	(10)	—	957
Fair value adjustments, net	$2,754	$(8,282)	$(2,130)	$(19,717)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,216	$4,127	$—	$89
Silver and gold options	1,250	—	1,250	—
	$5,466	$4,127	$1,250	$89
Liabilities:
Palmarejo royalty obligation embedded derivative	$15,281	$—	$—	$15,281
Rochester NSR royalty obligation	13,905	—	—	13,905
Silver and gold options	123	—	123	—
Other derivative instruments, net	513	—	513	—
	$29,822	$—	$636	$29,186

	Fair Value at December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$5,982	$4,603	$—	$1,379
Silver and gold options	3,882	—	3,882	—
	$9,864	$4,603	$3,882	$1,379
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$—	$—	$21,912
Rochester NSR royalty obligation	15,370	—	—	15,370
Silver and gold options	1,039	—	1,039	—
Other derivative instruments, net	805	—	805	—
	$39,126	$—	$1,844	$37,282
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
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, expected royalty durations of 1.2 years and 2.8 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, at June 30, 2015.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2015.
The following tables present the changes in the fair value of the Company's Level 3 financial liabilities for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$19,250	$(385)	$(3,584)	$15,281
Rochester NSR royalty obligation	16,522	(1,137)	(1,480)	13,905
Equity securities	1,379	(904)	(386)	89

	Six months ended June 30, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$21,912	$1,159	$(7,790)	$15,281
Rochester NSR royalty obligation	15,370	1,155	(2,620)	13,905
Equity securities	1,379	(904)	(386)	89

The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2015 and December 31, 2014 is presented in the following table:

	June 30, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$689	$—	$689	$—
7.875% Senior Notes due 2021	435,234	367,701	—	367,701	—
Term Loan due 2020	100,000	100,000	—	100,000	—
San Bartolomé Line of Credit	9,141	9,141	—	9,141	—
Palmarejo gold production royalty obligation	25,488	27,903	—	—	27,903

	December 31, 2014
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$4,979	$—	$4,979	$—
7.875% Senior Notes due 2021	437,454	343,305	—	343,305	—
San Bartolomé Line of Credit	14,785	14,785	—	14,785	—
Palmarejo gold production royalty obligation	34,047	38,290	—	—	38,290
The fair values of the 3.25% Convertible Senior Notes and 7.875% Senior Notes outstanding were estimated using quoted market prices. The Term Loan due 2020 was originated by a third party at June 25, 2015 and, as a result, book value is assumed to approximate fair value. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments of 400,000 gold ounces have been made. At June 30, 2015, a total of 59,913 gold ounces remain outstanding under the obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 10.3% and 11.8% at June 30, 2015 and December 31, 2014, respectively. The fair value of the embedded derivative at June 30, 2015 and December 31, 2014 was a liability of $15.3 million and $21.9 million, respectively. For the three and six months ended June 30, 2015 and 2014, the mark-to-market adjustments were gains of $0.4 million and losses of $5.1 million and losses of $1.2 million and $15.3 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation adjustment. For the three and six months ended June 30, 2015 and 2014, realized losses on settlement of the liabilities were $3.6 million and $5.5 million and $7.8 million and $11.7 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in most cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.6 million and nil and gains of $0.3 million and $0.9 million in the three and six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had outstanding provisionally priced sales of 0.8 million ounces of silver and 44,238 ounces of gold at prices of $15.84 and $1,193, respectively.
Silver and Gold Options
At June 30, 2015, the Company has outstanding put spread contracts on 0.9 million ounces of silver. The weighted average high and low strike prices on the silver put spreads are $17.00 per ounce and $15.50 per ounce, respectively.
If the market price of silver were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period.
The put spread contracts are generally net cash settled and expire during the third quarter of 2015. At June 30, 2015, the fair market value of the put spreads was a net asset of $1.1 million.
At December 31, 2014, the Company had outstanding put spread contracts on 1.3 million ounces of silver and 24,000 ounces of gold. The weighted average high and low strike prices on the silver put spreads were $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads were $1,200 and $1,050, respectively.
During the three and six months ended June 30, 2015 and 2014, the Company recorded unrealized gains of $1.2 million and $1.4 million and unrealized gains of $1.0 million and $2.9 million, respectively, related to outstanding options which were included in Fair value adjustments, net. The Company recognized no realized losses or gains and losses of $0.7 million during the three months ended June 30, 2015 and 2014, respectively, and realized gains of $0.8 million and losses of $0.4 million during the six months ended June 30, 2015 and 2014, respectively, from expiring and terminated contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2015, the Company had the following derivative instruments that settle in each of the years indicated:

In thousands except average prices and notional ounces	2015	2016	Thereafter
Palmarejo gold production royalty	$22,220	$23,374	$—
Average gold price in excess of minimum contractual deduction	$762	$760	$—
Notional ounces	29,169	30,744	—

Provisional silver sales	$12,505	$—	$—
Average silver price	$15.84	$—	$—
Notional ounces	789,479	—	—

Provisional gold sales	$52,776	$—	$—
Average gold price	$1,193	$—	$—
Notional ounces	44,238	—	—

Silver put options purchased	$15,300	$—	$—
Average silver strike price	$17.00	$—	$—
Notional ounces	900,000	—	—

Silver put options sold	$(13,950)	$—	$—
Average silver strike price	$15.50	$—	$—
Notional ounces	900,000	—	—

The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	13,878	1,404
Silver and gold options	1,250	123	—	—
Concentrate sales contracts	142	655	—	—
	$1,392	$778	$13,878	$1,404

	December 31, 2014
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	14,405	7,507
Silver and gold options	3,882	1,039	—	—
Concentrate sales contracts	43	848	—	—
	$3,925	$1,887	$14,405	$7,507

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2015, and 2014 (in thousands):

		Three months ended June 30,		Six months ended June 30,
Financial statement line	Derivative	2015	2014	2015	2014
Revenue	Concentrate sales contracts	$(623)	$7	$291	$872
Costs applicable to sales	Foreign exchange contracts	—	(10)	—	(924)
Fair value adjustments, net	Foreign exchange contracts	—	—	—	957
Fair value adjustments, net	Palmarejo gold royalty	385	(5,061)	(1,160)	(15,296)
Fair value adjustments, net	Silver and gold options	1,232	(1,374)	185	(2,868)
		$994	$(6,438)	$(684)	$(17,259)
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

NOTE 11 – ACQUISITIONS
On April 17, 2015, the Company completed the acquisition of Paramount Gold and Silver Corp. ("Paramount"), which held mineral claims adjacent to the Company's Palmarejo mine, including a continuation of the Independencia mineral vein. Upon closing, Paramount became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Paramount common stock was converted into 0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. Immediately prior to completion of the acquisition, Paramount spun off to its existing stockholders a separate, publicly-traded company, Paramount Gold Nevada Corp. ("SpinCo"), which owns the Sleeper Gold Project and other assets in Nevada. SpinCo was capitalized with $8.5 million in cash contributed by Coeur, which amount has been included in the total consideration paid for the acquisition of Paramount. The Company also paid $1.5 million to acquire 4.9% of the newly issued and outstanding shares of SpinCo.
The transaction was accounted for as an asset acquisition, as Paramount is an exploration stage project, which requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their relative fair values. The purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands except share data):

Common shares issued (32,667,327 at $5.78)	$188,817
Cash	8,530
Transaction advisory fees and other acquisition costs	3,898
Total purchase price	201,245
Liabilities assumed:
Accounts payable and accrued liabilities	2,737
Deferred income taxes	103,089
Total liabilities assumed	105,826
Total consideration	$307,071

Assets acquired:
Cash	$118
Receivables and other current assets	1,685
Property, plant, and equipment	215
Mining properties, net	305,053
Total assets acquired	$307,071
The assets acquired and liabilities assumed have been assigned to the Palmarejo reportable operating segment.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 20, 2015, the Company completed its acquisition of the Wharf gold mine located near Lead, South Dakota, from a subsidiary of Goldcorp in exchange for $99.8 million in cash. The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The Company incurred $2.1 million of acquisition costs, which are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income (Loss).
The following summarizes the allocation of purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$99,840
Liabilities assumed:
Accounts payable and accrued liabilities	5,494
Reclamation	18,270
Deferred income taxes	9,680
Other non-current liabilities	3,750
Total liabilities assumed	37,194
Total consideration	$137,034

Assets acquired:
Cash	$982
Receivables	3,061
Inventory	2,147
Ore on leach pads	12,710
Other current assets	2,924
Property, plant, and equipment	30,055
Mining properties, net	81,189
Other non-current assets	3,966
Total assets acquired	$137,034
The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, as if the acquisition had occurred on January 1, 2015. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three months ended June 30,		Six months ended June 30,
In thousands	2015	2014	2015	2014
Revenue	$166,263	$186,104	$337,219	$365,021
Income (loss) before income and mining taxes	(16,937)	(33,391)	(50,209)	(70,065)
Net income (loss)	(16,677)	(35,980)	(50,017)	(67,937)

NOTE 12 – INVESTMENTS
The Company invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At June 30, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	4,285	(939)	870	4,216

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	At December 31, 2014
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$5,687	$(8)	$303	$5,982

The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2015:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(939)	$932	$—	$—	$(939)	$932

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of nil and $0.9 million and $1.5 million and $3.5 million in the three and six months ended June 30, 2015 and 2014, respectively.

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	June 30, 2015	December 31, 2014
Current receivables:
Trade receivables	$24,791	$20,448
Income tax receivable	28,652	30,045
Value added tax receivable	54,925	63,805
Other	3,791	2,623
	$112,159	$116,921
Non-current receivables:
Value added tax receivable	$26,738	$21,686
Total receivables	$138,897	$138,607

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	June 30, 2015	December 31, 2014
Inventory:
Concentrate	$11,761	$23,563
Precious metals	48,336	40,870
Supplies	49,110	50,498
	$109,207	$114,931
Ore on leach pads:
Current	$67,458	$48,204
Non-current	32,663	37,889
	$100,121	$86,093
Total inventory and ore on leach pads	$209,328	$201,024

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	June 30, 2015	December 31, 2014
Land	$8,286	$1,752
Facilities and equipment	689,520	647,181
Capital leases	26,338	28,680
	724,144	677,613
Accumulated amortization	(491,356)	(464,852)
	232,788	212,761
Construction in progress	21,786	15,150
Property, plant and equipment, net	$254,574	$227,911
NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2015	Palmarejo	San Bartolomé	Kensington	Rochester	Wharf	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$154,514	$49,419	$224,586	$155,269	$32,056	$—	$—	$—	$615,844
Accumulated amortization	(127,458)	(28,592)	(118,415)	(120,031)	(1,571)	—	—		(396,067)
	27,056	20,827	106,171	35,238	30,485	—	—	—	219,777
Mineral interests	821,913	17,560	—	—	49,601	49,085	10,000	81,461	1,029,620
Accumulated amortization	(340,433)	(10,762)	—	—	(3,097)	—	—	(30,221)	(384,513)
	481,480	6,798	—	—	46,504	49,085	10,000	51,240	645,107
Mining properties, net	$508,536	$27,625	$106,171	$35,238	$76,989	$49,085	$10,000	$51,240	$864,884

December 31, 2014	Palmarejo	San Bartolomé	Kensington	Rochester	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$137,821	$49,305	$217,138	$153,535	$—	$—	$—	$557,799
Accumulated amortization	(121,906)	(26,106)	(106,865)	(113,533)	—	—	—	(368,410)
	15,915	23,199	110,273	40,002	—	—	—	189,389
Mineral interests	521,349	17,560	—	—	49,059	10,000	81,461	679,429
Accumulated amortization	(332,032)	(10,143)	—	—	—	—	(25,451)	(367,626)
	189,317	7,417	—	—	49,059	10,000	56,010	311,803
Mining properties, net	$205,232	$30,616	$110,273	$40,002	$49,059	$10,000	$56,010	$501,192

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – DEBT
Long-term debt and capital lease obligations at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$712	$5,334	$—
7.875% Senior Notes due 2021, net(1)	—	426,234	—	427,603
Term Loan due 2020, net(2)	1,000	93,673	—	—
San Bartolomé Letter of Credit	486	8,655	4,481	10,304
Capital lease obligations	7,635	9,315	7,683	13,141
	$9,121	$538,589	$17,498	$451,048
(1) Net of unamortized debt issuance costs and premium received of $6.7 million and $7.3 million as of June 30, 2015 and December 31, 2014, respectively.
(2) Net of unamortized debt issuance costs of $5.3 million as of June 30, 2015.
7.875% Senior Notes due 2021
During the first quarter of 2015, the Company repurchased $2.0 million in aggregate principal amount of its 7.875% Senior Notes due 2021 (the "Senior Notes"), resulting in a balance of $432.9 million at June 30, 2015.

3.25% Convertible Senior Notes due 2028
Per the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 12, 2015 that it was offering to repurchase all of the Convertible Notes. During the first quarter of 2015, the Company repurchased $4.6 million in aggregate principal amount, leaving a balance of $0.7 million at June 30, 2015. The Convertible Notes are classified as non-current liabilities at June 30, 2015 as a result of the expiration of the holders' option to require the Company to repurchase the notes on March 15, 2015.
Short-term Loan
On March 31, 2015, the Company entered into a credit agreement (the "Short-term Credit Agreement") with The Bank of Nova Scotia. The Short-term Credit Agreement provided for a $50.0 million loan (the "Short-term Loan") to the Company. The Short-term Loan generally bore interest at a rate equal to an adjusted Eurocurrency rate plus a margin of 2.50%. Voluntary prepayments of the Short-term Loan under the Short-term Credit Agreement were permitted without prepayment premium or penalty, subject to notice requirements and payment of accrued interest. The Short-term Loan was secured by a pledge of the Company’s stock in Wharf Resources (U.S.A.), Inc. ("Wharf") and by the grant of security in substantially all of the assets of Wharf and its subsidiaries. On June 25, 2015, the Short-term Loan was repaid in full, the security for the Short-term Loan was released, and the Short-term Credit Agreement was terminated.
Term Loan due 2020

On June 23, 2015, the Company and certain of its subsidiaries entered into a five year Credit Agreement for a senior secured term loan (the "Term Loan due 2020") with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a $100.0 million Term Loan due 2020 to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan due 2020 contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of the Term Loan due 2020 under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan due 2020 per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan due 2020. Amounts repaid on the Term Loan due 2020 may not be re-borrowed. The obligations under the Term Loan due 2020 are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Lines of Credit
At June 30, 2015, San Bartolomé had two outstanding lines of credit. The first line of credit is for $12.0 million bearing interest at 6.0% per annum, maturing in 270 days. The second line of credit is for $15.0 million bearing interest at 6.0% per annum, maturing in three years. Both lines of credit are secured with machinery and equipment. There was a combined outstanding balance of $9.1 million on both lines of credit at June 30, 2015.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. During the three months ended June 30, 2015 and 2014, the Company paid $9.8 million and $12.3 million, respectively and the Company paid $20.1 million and $27.0 million during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, payments had been made on a total of 340,087 ounces of gold with further payments to be made on an additional 59,913 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three months ended June 30, 2015 and 2014 of $1.8 million and $2.9 million, respectively, and $3.8 million and $6.1 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the remaining minimum obligation under the royalty agreement was $25.5 million and $34.0 million, respectively.
Interest Expense
Interest expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
In thousands	2015	2014	2015	2014
3.25% Convertible Senior Notes due 2028	$6	$43	$43	$86
7.875% Senior Notes due 2021	8,523	8,859	17,085	15,323
Short-term Loan	326	—	326	—
Term Loan due 2020	148	—	148	—
San Bartolomé Line of Credit	293	—	565	—
Revolving Credit Facility	—	—	—	179
Loss on Revolving Credit Facility	—	—	—	3,035
Capital lease obligations	272	333	570	392
Accretion of Palmarejo gold production royalty obligation	1,771	2,898	3,802	6,094
Amortization of debt issuance costs	508	420	913	918
Accretion of debt premium	(104)	(108)	(209)	(144)
Capitalized interest	(1,009)	(135)	(1,744)	(518)
Total interest expense, net of capitalized interest	$10,734	$12,310	$21,499	$25,365

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.) Inc. and subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the 7.875% Senior Notes due 2021. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$99,635	$66,628	$—	$166,263
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,477	50,620	—	119,097
Amortization	496	21,772	16,706	—	38,974
General and administrative	8,377	7	67	—	8,451
Exploration	591	1,008	1,980	—	3,579
Pre-development, reclamation, and other	(838)	1,338	1,767	—	2,267
Total costs and expenses	8,626	92,602	71,140	—	172,368
Fair value adjustments, net	1,188	1,138	428	—	2,754
Impairment of marketable securities	—	(31)	—	—	(31)
Interest income and other, net	611	(873)	(1,614)	(945)	(2,821)
Interest expense, net of capitalized interest	(9,336)	(263)	(2,080)	945	(10,734)
Total other income (expense), net	(7,537)	(29)	(3,266)	—	(10,832)
Loss before income and mining taxes	(16,163)	7,004	(7,778)	—	(16,937)
Income and mining tax (expense) benefit	1,945	(1,618)	(67)	—	260
Total loss after income and mining taxes	(14,218)	5,386	(7,845)	—	(16,677)
Equity income (loss) in consolidated subsidiaries	(2,460)	(649)	—	3,109	—
NET INCOME (LOSS)	$(16,678)	$4,737	$(7,845)	$3,109	$(16,677)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(1,312)	(486)	—	486	(1,312)
Reclassification adjustments for impairment of marketable securities	31	31	—	(31)	31
Reclassification adjustments for realized loss on sale of marketable securities	904	904	—	(904)	904
Other comprehensive income (loss)	(377)	449	—	(449)	(377)
COMPREHENSIVE INCOME (LOSS)	$(17,055)	$5,186	$(7,845)	$2,660	$(17,054)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$60,748	$103,814	$—	$164,562
COSTS AND EXPENSES
Costs applicable to sales(1)	—	47,599	71,088	—	118,687
Amortization	448	16,784	24,190	—	41,422
General and administrative	9,716	(163)	(155)	—	9,398
Exploration	950	2,483	1,720	—	5,153
Pre-development, reclamation, and other	352	1,307	7,101	—	8,760
Total costs and expenses	11,466	68,010	103,944	—	183,420
Fair value adjustments, net	(1,456)	(1,837)	(4,989)	—	(8,282)
Impairment of marketable securities	—	(934)	—	—	(934)
Interest income and other, net	1,075	12	(507)	(696)	(116)
Interest expense, net of capitalized interest	(9,215)	(314)	(3,477)	696	(12,310)
Total other income (expense), net	(9,596)	(3,073)	(8,973)	—	(21,642)
Loss before income and mining taxes	(21,062)	(10,335)	(9,103)	—	(40,500)
Income and mining tax (expense) benefit	273	(419)	(2,475)	—	(2,621)
Total loss after income and mining taxes	(20,789)	(10,754)	(11,578)	—	(43,121)
Equity income (loss) in consolidated subsidiaries	(22,332)	121	—	22,211	—
NET INCOME (LOSS)	$(43,121)	$(10,633)	$(11,578)	$22,211	$(43,121)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(773)	(847)	—	847	(773)
Reclassification adjustments for impairment of marketable securities	572	572	—	(572)	572
Reclassification adjustments for realized loss on sale of marketable securities	17	17	—	(17)	17
Other comprehensive income (loss)	(184)	(258)	—	258	(184)
COMPREHENSIVE INCOME (LOSS)	$(43,305)	$(10,891)	$(11,578)	$22,469	$(43,305)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(7,793)	$28,679	$12,868	$3,109	36,863
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(75)	(11,873)	(11,729)	—	(23,677)
Purchase of short term investments and marketable securities	(1,597)	—	—	—	(1,597)
Sales and maturities of short term investments	13	386	—	—	399
Acquisitions	(8,170)	(982)	—	—	(9,152)
Other	4	23	(130)	—	(103)
Investments in consolidated subsidiaries	(27,904)	1,634	116	26,154	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,729)	(10,812)	(11,743)	26,154	(34,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	100,000	—	—	—	100,000
Payments on debt, capital leases, and associated costs	(55,286)	(1,885)	(9,455)	—	(66,626)
Gold production royalty payments	—	—	(9,754)	—	(9,754)
Net intercompany financing activity	11,703	5,283	11,535	(28,521)	—
Other	(72)	—	742	(742)	(72)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,345	3,398	(6,932)	(29,263)	23,548
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,823	21,265	(5,807)	—	26,281
Cash and cash equivalents at beginning of period	113,872	5,994	59,721	—	179,587
Cash and cash equivalents at end of period	$124,695	$27,259	$53,914	$—	$205,868

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(35,100)	$4,210	$39,169	$22,211	$30,490
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(106)	(7,945)	(7,305)	—	(15,356)
Purchase of short term investments and marketable securities	(2,106)	(33)	—	—	(2,139)
Sales and maturities of short term investments	217	583	—	—	800
Acquisitions	—	(2,250)	—	—	(2,250)
Other	—	4	8	—	12
Investments in consolidated subsidiaries	65,832	(121)	—	(65,711)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	63,837	(9,762)	(7,297)	(65,711)	(18,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(403)	(2,131)	(317)	—	(2,851)
Gold production royalty payments	—	—	(12,345)	—	(12,345)
Net intercompany financing activity	(20,555)	7,828	(30,773)	43,500	—
Other	(160)	—	—	—	(160)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,118)	5,697	(43,435)	43,500	(15,356)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,619	145	(11,563)	—	(3,799)
Cash and cash equivalents at beginning of period	204,045	754	68,133	—	272,932
Cash and cash equivalents at end of period	$211,664	$899	$56,570	$—	$269,133

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$188,307	$130,912	$—	$319,219
COSTS AND EXPENSES
Costs applicable to sales(1)	—	129,288	104,872	—	234,160
Amortization	998	40,339	30,727	—	72,064
General and administrative	17,127	14	145	—	17,286
Exploration	1,154	3,466	3,225	—	7,845
Pre-development, reclamation, and other	2,550	2,878	3,602	—	9,030
Total costs and expenses	21,829	175,985	142,571	—	340,385
Fair value adjustments, net	142	(1,155)	(1,117)	—	(2,130)
Impairment of marketable securities	—	(1,545)	—	—	(1,545)
Interest income and other, net	1,891	(912)	(3,030)	(1,766)	(3,817)
Interest expense, net of capitalized interest	(18,191)	(551)	(4,523)	1,766	(21,499)
Total other income (expense), net	(16,158)	(4,163)	(8,670)	—	(28,991)
Loss before income and mining taxes	(37,987)	8,159	(20,329)	—	(50,157)
Income and mining tax (expense) benefit	3,495	(1,282)	(2,021)	—	192
Total loss after income and mining taxes	(34,492)	6,877	(22,350)	—	(49,965)
Equity income (loss) in consolidated subsidiaries	(15,473)	160	—	15,313	—
NET INCOME (LOSS)	$(49,965)	$7,037	$(22,350)	$15,313	$(49,965)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(2,813)	(1,982)	—	1,982	(2,813)
Reclassification adjustments for impairment of marketable securities	1,545	1,545	—	(1,545)	1,545
Reclassification adjustments for realized loss on sale of marketable securities	904	904	—	(904)	904
Other comprehensive income (loss)	(364)	467	—	(467)	(364)
COMPREHENSIVE INCOME (LOSS)	$(50,329)	$7,504	$(22,350)	$14,846	$(50,329)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$121,248	$202,947	$—	$324,195
COSTS AND EXPENSES
Costs applicable to sales(1)	—	90,837	134,746	—	225,583
Amortization	825	32,080	48,944	—	81,849
General and administrative	22,768	3	523	—	23,294
Exploration	1,536	4,904	2,930	—	9,370
Pre-development, reclamation, and other	352	2,843	12,580	—	15,775
Total costs and expenses	25,481	130,667	199,723	—	355,871
OTHER INCOME (EXPENSE), NET			.
Fair value adjustments, net	(1,982)	(2,510)	(15,225)	—	(19,717)
Impairment of marketable securities	—	(3,522)	—	—	(3,522)
Interest income and other, net	1,915	58	(2,720)	(1,353)	(2,100)
Interest expense, net of capitalized interest	(19,398)	(340)	(6,980)	1,353	(25,365)
Total other income (expense), net	(19,465)	(6,314)	(24,925)	—	(50,704)
Loss before income and mining taxes	(44,946)	(15,733)	(21,701)	—	(82,380)
Income and mining tax (expense) benefit	127	(419)	2,360	—	2,068
Total loss after income and mining taxes	(44,819)	(16,152)	(19,341)	—	(80,312)
Equity income (loss) in consolidated subsidiaries	(35,493)	299	—	35,194	—
NET INCOME (LOSS)	$(80,312)	$(15,853)	$(19,341)	$35,194	$(80,312)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(401)	(380)	—	380	(401)
Reclassification adjustments for impairment of marketable securities	2,159	2,159	—	(2,159)	2,159
Reclassification adjustments for realized loss on sale of marketable securities	17	17	—	(17)	17
Other comprehensive income (loss)	1,775	1,796	—	(1,796)	1,775
COMPREHENSIVE INCOME (LOSS)	$(78,537)	$(14,057)	$(19,341)	$33,398	$(78,537)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(52,711)	$51,389	$18,900	$15,313	32,891
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87)	(19,323)	(21,887)	—	(41,297)
Purchase of short term investments and marketable securities	(1,873)	—	—	—	(1,873)
Sales and maturities of short term investments	12	386	71	—	469
Acquisitions	(111,170)	—	—	—	(111,170)
Other	(1,764)	168	(80)	—	(1,676)
Investments in consolidated subsidiaries	(15,683)	824	116	14,743	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(130,565)	(17,945)	(21,780)	14,743	(155,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	3,500	—	153,500
Payments on debt, capital leases, and associated costs	(61,868)	(3,703)	(9,649)	—	(75,220)
Gold production royalty payments	—	—	(20,122)	—	(20,122)
Net intercompany financing activity	9,973	(8,263)	26,811	(28,521)	—
Other	(495)	—	1,535	(1,535)	(495)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	97,610	(11,966)	2,075	(30,056)	57,663
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,666)	21,478	(805)	—	(64,993)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$124,695	$27,259	$53,914	$—	$205,868

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(72,723)	$9,142	$49,251	$35,194	$20,864
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,051)	(13,615)	(12,626)	—	(27,292)
Purchase of short term investments and marketable securities	(47,903)	(457)	—	—	(48,360)
Sales and maturities of short term investments	307	583	—	—	890
Acquisitions	—	(2,250)	—	—	(2,250)
Other	—	4	(17)	—	(13)
Investments in consolidated subsidiaries	78,993	(299)	—	(78,694)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,346	(16,034)	(12,643)	(78,694)	(77,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	—	—	153,000
Payments on debt, capital leases, and associated costs	(3,599)	(2,543)	(820)	—	(6,962)
Gold production royalty payments	—	—	(27,028)	—	(27,028)
Net intercompany financing activity	(32,030)	9,343	(20,813)	43,500	—
Other	(406)	—	—	—	(406)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	116,965	6,800	(48,661)	43,500	118,604
NET CHANGE IN CASH AND CASH EQUIVALENTS	74,588	(92)	(12,053)	—	62,443
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$211,664	$899	$56,570	$—	$269,133

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$124,695	$27,259	$53,914	$—	$205,868
Receivables	74	15,447	96,638	—	112,159
Ore on leach pads	—	67,458	—	—	67,458
Inventory	—	50,056	59,151	—	109,207
Deferred tax assets	394	—	6,868	—	7,262
Prepaid expenses and other	3,180	5,907	8,355	—	17,442
	128,343	166,127	224,926	—	519,396
NON-CURRENT ASSETS
Property, plant and equipment, net	5,244	131,572	117,758	—	254,574
Mining properties, net	—	226,867	638,017	—	864,884
Ore on leach pads	—	32,663	—	—	32,663
Restricted assets	2,669	381	5,327	—	8,377
Equity securities	639	3,577	—	—	4,216
Receivables	—	—	26,738	—	26,738
Deferred tax assets	33,807	—	30,313	—	64,120
Net investment in subsidiaries	457,054	45,775	—	(502,829)	—
Other	52,579	9,415	2,266	(52,579)	11,681
TOTAL ASSETS	$680,335	$616,377	$1,045,345	$(555,408)	$1,786,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,181	$15,606	$24,735	$—	$42,522
Accrued liabilities and other	18,394	13,204	15,992	—	47,590
Debt	1,000	7,562	559	—	9,121
Royalty obligations	—	4,726	37,273	—	41,999
Reclamation	—	4,637	300	(1,151)	3,786
Deferred tax liabilities	7,142	848	88	—	8,078
	28,717	46,583	78,947	(1,151)	153,096
NON-CURRENT LIABILITIES
Debt	520,619	9,017	61,532	(52,579)	538,589
Royalty obligations	—	9,179	3,496	—	12,675
Reclamation	—	64,974	21,413	1,151	87,538
Deferred tax liabilities	53,201	12,643	158,024	—	223,868
Other long-term liabilities	2,970	4,212	36,051	—	43,233
Intercompany payable (receivable)	(652,822)	418,359	234,463	—	—
	(76,032)	518,384	514,979	(51,428)	905,903
STOCKHOLDERS’ EQUITY
Common stock	1,371	250	129,991	(130,241)	1,371
Additional paid-in capital	2,982,019	179,553	1,895,924	(2,075,477)	2,982,019
Accumulated deficit	(2,252,568)	(126,053)	(1,574,496)	1,700,549	(2,252,568)
Accumulated other comprehensive income (loss)	(3,172)	(2,340)	—	2,340	(3,172)
	727,650	51,410	451,419	(502,829)	727,650
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,335	$616,377	$1,045,345	$(555,408)	$1,786,649

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At June 30, 2015, approximately 12% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico S.A. de C.V., in 1983. The Company is obligated to pay a NSR royalty interest to ASARCO when the market price of silver equals or exceeds $23.60 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty expense was nil for the three and six months ended June 30, 2015 and 2014, respectively.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At June 30, 2015, payments had been made on 11.0 million silver equivalent ounces with further payments to be made on 28.4 million silver equivalent ounces.
Palmarejo Gold Production Royalty and Gold Stream
On January 21, 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico. The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight-year period. Please see Note 10 -- Derivative Financial Instruments and Note 17 -- Debt for further discussion on the royalty obligation.
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana will receive a $22.0 million deposit toward future deliveries under the gold stream agreement, payable in five quarterly payments. Payments of $5.0 million and $10.0 million were received in the three and six months ended June 30, 2015, respectively.
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
Paramount Transaction Litigation
Since the announcement of the Company’s acquisition of Paramount, six lawsuits have been filed related to the merger agreement in the Court of Chancery of the State of Delaware.  The lawsuits assert a variety of causes of action concerning the transaction, including claims against Paramount’s directors for alleged breaches of fiduciary duty in connection with the proposed transaction, and claims against the Company for allegedly aiding and abetting such breaches of fiduciary duty.  On February 18, 2015, the court entered an order consolidating the lawsuits and providing that the consolidated case shall be captioned In re Paramount Gold and Silver Corp. Stockholders Litigation, Consolidated C.A. No. 10499-VCN. Although the Company completed the acquisition of Paramount on April 17, 2015, the consolidated lawsuits remain pending. The Company cannot predict the outcome of these lawsuits, nor can the Company predict the amount of time and expense that will be required to resolve these lawsuits. The Company intends to defend vigorously against these consolidated actions.
NOTE 20 – SUBSEQUENT EVENTS
On July 10, 2015, the Company temporarily ceased operations at its San Bartolomé mine due to political protests in Potosi, Bolivia. Operations resumed July 31, 2015, and the disruption is not expected to have a material impact on Coeur's consolidated 2015 production or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively "the Company", "our", or "we"). We use certain non-GAAP financial performance measures in our MD&A such as costs applicable to sales, all-in sustaining costs, and adjusted net income (loss). For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. We believe it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 10-K"), as well as other information we file with the Securities and Exchange Commission.
Overview
We are a large silver producer with significant gold production from mines located in the United States, Mexico, and Bolivia; exploration projects in Mexico and Argentina; and streaming and royalty interests in Australia, Mexico, Ecuador, Chile, and New Zealand. The Palmarejo, San Bartolomé, Kensington, Rochester, and Wharf mines, each of which is operated by the Company, and Coeur Capital, primarily comprised of the Endeavor silver stream, constitute our principal sources of revenue. The Company also owns other precious metal royalties.
Our strategy is to discover, acquire, develop and operate low-cost silver and gold mines and acquire precious metal streams and royalty interests that together produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities, reducing operating and non-operating costs, consistent capital discipline, and efficient management of working capital.
Second Quarter Highlights

•	Metal sales of $164.5 million and royalty revenue of $1.8 million

•	Production of 9.1 million silver equivalent ounces, consisting of 4.3 million silver ounces and 80,855 gold ounces

•	Costs applicable to sales were $12.84 per silver equivalent ounce and $820 per gold equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $16.80 per silver equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses reduced to $8.5 million

•	Adjusted net loss of $14.5 million or $0.11 per share (see "Non-GAAP Financial Performance Measures")

•	Capital expenditures of $23.7 million, including $9.4 million of development capital for the high-grade Guadalupe underground mine at Palmarejo

•	Completed the Paramount Gold and Silver Corp ("Paramount") acquisition and subsequently announced an 89% and 76% increase in Palmarejo silver and gold reserves, respectively

•	Announced a 39% increase in gold reserves at Wharf

•	Secured $100 million term loan due 2020 and simultaneously repaid the $50 million short-term loan

•	Cash and cash equivalents of $205.9 million
Consolidated Performance
Net loss was $16.7 million for the three months ended June 30, 2015 compared to Net loss of $43.1 million for the three months ended June 30, 2014.  The lower Net loss in the three months ended June 30, 2015 is primarily due to favorable fair value adjustments, lower pre-development expenses related to La Preciosa feasibility study in 2014, higher gold ounces sold, and lower costs applicable to sales per ounce for both silver and gold, partially offset by lower average realized silver and gold prices.
The Company produced 4.3 million ounces of silver and 80,855 ounces of gold in the three months ended June 30, 2015, compared to 4.5 million ounces of silver and 61,025 ounces of gold in the three months ended June 30, 2014. Silver production decreased due to lower grade and throughput at Palmarejo, partially offset by higher recoveries and tons placed at Rochester. Gold production increased in the three months ended June 30, 2015 due to the acquisition of Wharf and higher throughput at Kensington.
Costs applicable to sales were $12.84 per silver equivalent ounce and $820 per gold equivalent ounce in the three months ended June 30, 2015, compared to $14.31 per silver equivalent ounce and $1,008 per gold ounce in the three months ended June 30, 2014. Costs applicable to sales per silver equivalent ounce decreased in the three months ended June 30, 2015 due to lower unit costs at Rochester, San Bartolomé, and Palmarejo. Costs applicable to sales per gold equivalent ounce decreased in the three months ended June 30, 2015 due to lower unit costs at Kensington.
Net loss was $50.0 million for the six months ended June 30, 2015 compared to Net loss of $80.3 million for the six months ended June 30, 2014.  The lower Net loss in the six months ended June 30, 2015 is primarily due to less unfavorable fair value adjustments, lower pre-development expenses related to La Preciosa, higher gold ounces sold, and lower costs applicable to sales per gold equivalent ounce, partially offset by lower silver ounces sold and lower average realized silver and gold prices.
The Company produced 8.1 million ounces of silver and 150,589 ounces of gold in the six months ended June 30, 2015, compared to 8.5 million ounces of silver and 119,861 ounces of gold in the six months ended June 30, 2014. Silver production decreased due to lower grade and throughput at Palmarejo and lower grade at San Bartolomé, partially offset by higher recoveries, grade, and tons placed at Rochester. Gold production increased in the six months ended June 30, 2015 due to the acquisition of Wharf and higher grade and throughput at Kensington.
Costs applicable to sales were $13.59 per silver equivalent ounce and $811 per gold equivalent ounce in the six months ended June 30, 2015, compared to $13.80 per silver equivalent ounce and $1,007 per gold ounce in the six months ended June 30, 2014. Costs applicable to sales per silver equivalent ounce decreased in the six months ended June 30, 2015 due to lower unit costs at Rochester, partially offset by higher unit costs at Palmarejo. Costs applicable to sales per gold equivalent ounce decreased in the six months ended June 30, 2015 due to lower unit costs at Kensington.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Silver ounces produced	4,258,941	4,465,387	8,102,522	8,538,159
Gold ounces produced	80,855	61,025	150,589	119,861
Silver equivalent ounces produced(1)	9,110,241	8,126,887	17,137,862	15,729,819
Silver ounces sold	4,008,894	4,589,547	8,097,519	8,465,014
Gold ounces sold	84,312	57,751	152,733	120,328
Silver equivalent ounces sold(1)	9,067,614	8,054,607	17,261,499	15,684,694
Average realized price per silver ounce	$16.23	$19.60	$16.50	$19.91
Average realized price per gold ounce	$1,179	$1,277	$1,191	$1,278
Costs applicable to sales per silver equivalent ounce(2)	$12.84	$14.31	$13.59	$13.80
Costs applicable to sales per gold equivalent ounce(2)	$820	$1,008	$811	$1,007
All-in sustaining costs per silver equivalent ounce(2)	$16.80	$19.89	$17.18	$19.58

(1)	Silver equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	See "Non-GAAP Financial Performance Measures."
Consolidated Financial Results

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Revenue
Metal sales were generally consistent, as higher gold sales were mostly offset by lower average realized silver and gold prices. The Company realized average silver and gold prices of $16.23 per ounce and $1,179 per ounce, respectively, compared with average realized prices of $19.60 per ounce and $1,277 per ounce, respectively. The Company sold 4.0 million silver ounces and 84,312 gold ounces, compared to sales of 4.6 million silver ounces and 57,751 gold ounces. Silver contributed 40% of sales and gold contributed 60%, compared to 55% of sales from silver and 45% from gold. Royalty revenue increased $0.7 million due to commencement of production at the Correnso mine in New Zealand.
Costs Applicable to Sales
Costs applicable to sales were generally consistent. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $2.4 million, or 5.9%, due to lower amortizable mineral interests and mining equipment as a result of the 2014 write-downs, partially offset by higher silver equivalent production and the Wharf acquisition.

Expenses
General and administrative expenses decreased $0.9 million, or 10.1%, primarily due to lower outside services, legal fees, and corporate relocation costs incurred in 2014.
Exploration expense decreased 30.5%, or $1.6 million, due to lower spending at Palmarejo and Kensington.
Pre-development, reclamation, and other expenses decreased 74.1% to $2.3 million, primarily due to La Preciosa feasibility study costs in 2014, partly offset by costs related to the Wharf mine acquisition.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, were a gain of $2.7 million compared to a loss of $9.2 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation, as well as changes in current metal prices impacting silver put spreads.
Interest income and other, net decreased by $2.7 million to expense of $2.8 million, compared to expense of $0.1 million, primarily due to changes in foreign currency exchange rates.
Interest expense (net of capitalized interest of $1.0 million) decreased to $10.7 million from $12.3 million due to lower accretion of the Palmarejo gold production royalty obligation and higher capitalized interest.
Income and Mining Taxes
During the second quarter of 2015, the Company reported estimated income and mining tax benefit of $0.3 million, for an effective tax rate of 1.5%. Estimated income and mining tax expense during the second quarter of 2014 was $(2.6) million, for an effective tax rate of (6.5%). The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit by significant jurisdiction:

	Three months ended June 30, 2015		Three months ended June 30, 2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(9,764)	$319	$(31,370)	$(146)
Argentina	(656)	(1)	(688)	(349)
Mexico	(5,582)	548	(12,710)	107
Bolivia	(1,219)	196	3,957	(2,205)
Other jurisdictions	284	(802)	311	(28)
	$(16,937)	$260	$(40,500)	$(2,621)

The Company’s effective tax rate is impacted by recurring items, such as the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense, foreign exchange rates on deferred tax balances and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Revenue
Metal sales decreased by $6.9 million, or 2.1%, to $315.5 million due to lower average realized silver and gold prices and lower silver ounces sold, partially offset by higher gold ounces sold. The Company realized average silver and gold prices of $16.50 per ounce and $1,191 per ounce, respectively, compared with average realized prices of $19.91 per ounce and $1,278 per ounce, respectively. The Company sold 8.1 million silver ounces and 152,733 gold ounces, compared to sales of 8.5 million silver ounces and 120,328 gold ounces. Silver contributed 42% of sales and gold contributed 58%, compared to 52% of sales from silver and 48% from gold. Royalty revenue increased $1.9 million due to commencement of production at the Correnso mine, as well as higher production from the Cerro Bayo and El Gallo mines.

Costs Applicable to Sales
Costs applicable to sales increased by $8.6 million, or 3.8%, to $234.2 million. The increase in costs applicable to sales is primarily due to higher gold ounces sold at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $9.8 million, or 12.0%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2014 write-downs, partially offset by higher silver equivalent production.
Expenses
General and administrative expenses decreased $6.0 million, or 25.8%, primarily due to lower salaries, legal fees, outside services, and corporate relocation costs incurred in 2014.
Exploration expense decreased $1.5 million, or 16.3%, due to decreased spending at Rochester and Kensington.
Pre-development, reclamation, and other expenses decreased 42.8% to $9.0 million, primarily due to La Preciosa feasibility study costs in 2014.
Other Income and Expenses
Non-cash fair value adjustments, net, including other-than-temporary impairments of marketable securities, were a loss of $3.7 million compared to a loss of $23.2 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty, the Rochester 3.4% NSR royalty obligation, and a $3.5 million other-than-temporary impairment of strategic equity investments in 2014.
Interest income and other, net increased by $1.7 million to expense of $3.8 million, compared to expense of $2.1 million, primarily due to changes in foreign currency exchange rates.
Interest expense (net of capitalized interest of $1.7 million) decreased to $21.5 million from $25.4 million primarily due to the write-off of costs associated with the termination of a former revolving credit facility in 2014 and lower accretion of the Palmarejo gold production royalty obligation.
Income and Mining Taxes
During the first half of 2015, the Company reported estimated income and mining tax benefit of approximately $0.2 million, for an effective tax rate of 0.4%. Estimated income and mining tax benefit during the first half of 2014 was $2.1 million, for an effective tax rate of 2.5%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30, 2015		Six months ended June 30, 2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(30,471)	$2,204	$(60,214)	$(292)
Argentina	(1,352)	(2)	(2,892)	4,083
Mexico	(15,255)	(716)	(28,716)	3,828
Bolivia	(3,598)	(1,211)	8,649	(4,969)
Other jurisdictions	519	(83)	793	(582)
	$(50,157)	$192	$(82,380)	$2,068

The Company’s effective tax rate is impacted by recurring items, such as the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense, foreign exchange rates on deferred tax balances and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related benefits will not be realized. Each quarter, the Company analyzes its deferred tax assets and if it is determined that the Company will not realize all or a portion of its deferred tax assets it will record or increase a valuation allowance. Conversely, if determined that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize its deferred tax assets.

Likewise, there are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, changes in tax laws, and the impact of specific transactions. For a complete discussion of the factors that influence our effective tax rate, see the MD&A included in the 2014 10-K.

Results of Operations
Palmarejo

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Tons milled	435,841	534,718	887,759	1,106,063
Silver ounces produced	1,247,011	1,761,145	2,601,011	3,581,629
Gold ounces produced	18,127	23,706	33,622	48,922
Silver equivalent ounces produced	2,334,631	3,183,505	4,618,331	6,516,949
Costs applicable to sales/oz(1)	$13.88	$14.04	$14.93	$13.71
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Silver equivalent production decreased 27% due to lower silver grade and mill throughput. Metal sales were $38.9 million, or 24% of Coeur's metal sales, compared with $72.4 million, or 44% of Coeur's metal sales, due to lower production. Costs applicable to sales per ounce decreased as a result of lower diesel, backfill, and other consumables costs and favorable U.S. dollar exchange rates. Amortization decreased to $9.0 million compared to $18.0 million due to lower production and lower amortizable mineral interests and mining equipment. Capital expenditures increased to $10.7 million compared to $5.6 million due to underground development of the Guadalupe deposit.

The Company completed its acquisition of Paramount and as a result, subsequently announced an 89% increase in silver reserves and a 76% increase in gold reserves at Palmarejo due to the integration of Paramount's portion of the Independencia deposit into its existing Palmarejo operating segment.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Silver equivalent production decreased 29% due to lower mill throughput as the mine continues its transition to a lower tonnage, high grade underground operation. Metal sales were $78.3 million, or 25% of Coeur's metal sales, compared with $140.4 million, or 44% of Coeur's metal sales. Costs applicable to sales per ounce increased as a result of unfavorable inventory adjustments ($1.05 per ounce), partially offset by lower diesel costs and favorable U.S. dollar exchange rates. Amortization decreased to $16.4 million compared to $36.7 million due to lower production and amortizable mineral interests and mining equipment. Capital expenditures increased to $19.9 million compared to $9.3 million due to underground development of the Guadalupe deposit.
Rochester

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Tons placed	3,859,965	3,329,582	7,873,844	6,970,443
Silver ounces produced	1,294,371	1,112,239	2,437,941	1,862,601
Gold ounces produced	16,411	9,230	30,132	17,422
Silver equivalent ounces produced	2,279,031	1,666,039	4,245,861	2,907,921
Costs applicable to sales/oz(1)	$12.05	$15.79	$12.56	$14.45
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Silver equivalent production increased 37% as a result of higher tons placed, higher gold and silver grades, and timing of gold recoveries. Metal sales were $36.3 million, or 22% of Coeur’s metal sales, compared with $31.2 million, or 19% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to higher production and lower diesel costs. Amortization was $5.4 million compared to $5.0 million due to higher production. Capital expenditures were $5.9 million compared to $4.0 million.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Silver equivalent production increased 46% as a result of higher tons placed, higher silver and gold grades, and timing of recoveries. Metal sales were $80.4 million, or 25% of Coeur’s metal sales, compared with $55.3 million, or 17% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to higher production, lower diesel costs, and lower consumption of other materials and supplies. Amortization was $12.2 million compared to $9.5 million due to higher production. Capital expenditures were $9.2 million compared to $4.9 million due to crusher optimization and Stage III buttress construction.

Kensington

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Tons milled	170,649	163,749	335,600	323,446
Gold ounces produced	29,845	28,089	63,754	53,517
Costs applicable to sales/oz(1)	$750	$1,008	$774	$1,007
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Gold production increased 6% due to higher mill throughput. Metal sales were $42.5 million, or 26% of Coeur's metal sales, compared to $29.0 million, or 18% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production and lower contract services, equipment rentals, and diesel costs. Amortization was $12.7 million compared to $11.6 million. Capital expenditures were $4.7 million compared to $4.0 million.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Gold production increased 19% due to higher grade and mill throughput. Metal sales were $86.5 million, or 27% of Coeur's metal sales, compared to $65.1 million, which represented 20% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production and lower contract services, diesel costs, and equipment rentals. Amortization was $24.2 million compared to $22.3 million. Capital expenditures were $8.9 million compared to $8.7 million.

Wharf

On February 20, 2015, the Company acquired the Wharf gold mine in Lead, South Dakota, from a subsidiary of Goldcorp.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Tons placed	887,409	—	1,303,405	—
Silver ounces produced	19,336	—	19,336	—
Gold ounces produced	16,472	—	23,081	—
Gold equivalent ounces produced	16,794	—	23,403	—
Costs applicable to sales/oz(1)	$971	$—	$971	$—
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Production was 16,794 ounces at costs applicable to sales per gold equivalent ounce of $971. Metal sales were $20.4 million, or 12% of Coeur's metal sales. Higher production and lower unit costs are expected in the second half of 2015 as the Pad 5 unload is nearing completion. Subsequent to the acquisition, the Company announced a 39% increase in gold reserves at Wharf based on the completion of a revised resource model.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Gold equivalent production was 23,403 ounces in the post-acquisition period to June 30, 2015 at costs applicable to sales per gold equivalent ounce of $971. Metal sales were $20.4 million, or 6% of Coeur's metal sales.

San Bartolomé

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Tons milled	457,232	437,975	864,183	823,349
Silver ounces produced	1,494,550	1,481,009	2,707,803	2,836,429
Costs applicable to sales/oz(1)	$13.31	$13.85	$14.03	$13.89
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Silver production was generally consistent, with higher throughput offsetting lower grade. Silver sales were $23.4 million, or 14% of Coeur's metal sales, compared with $29.1 million, or 18% of Coeur's metal sales. Costs applicable to sales per ounce decreased as a result of lower maintenance and milling costs. Amortization was $5.3 million compared to $4.9 million. Capital expenditures were $1.0 million compared to $1.7 million.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Silver production decreased 5% due to lower grade, which was partially offset by higher mill throughput. Silver sales were $44.9 million, or 14% of Coeur's metal sales, compared with $56.6 million, or 18% of Coeur's metal sales. Costs applicable to sales per ounce increased as a result of unfavorable inventory adjustments ($0.20 per ounce). Amortization was $10.0 million compared to $9.3 million. Capital expenditures were $1.9 million compared to $3.2 million.

Coeur Capital

	Three months ended June 30,		Six months ended June 30,
Endeavor Silver Stream	2015	2014	2015	2014
Tons milled	191,175	185,538	376,474	378,757
Silver ounces produced	203,673	110,994	336,431	257,500
Costs applicable to sales/oz(1)	$6.46	$7.94	$6.07	$8.00
(1) See Non-GAAP Financial Performance Measures

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Silver production increased due to higher grade and mill throughput, resulting in metal sales of $3.1 million compared to $2.0 million. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $1.8 million compared to $0.9 million primarily due to production from the Correnso royalty in 2015. Amortization was $2.6 million compared to $1.4 million due to higher production.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Silver production increased due to higher grade and mill throughput, resulting in metal sales of $5.0 million compared to $4.9 million. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $3.8 million compared to $1.8 million primarily due to commencement of production from the Correnso royalty, as well as higher production from the Cerro Bayo and El Gallo mines. Amortization was $4.8 million compared to $3.1 million due to higher production.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three and six months ended June 30, 2015 was $36.9 million and $32.9 million, compared to $30.5 million and $20.9 million for the three and six months ended June 30, 2014, and was impacted by the following key factors:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated silver equivalent ounces sold	9,067,614	8,054,607	17,261,499	15,684,694
Average realized price per silver equivalent ounce	$18.34	$20.43	$18.49	$20.67
Costs applicable to sales per consolidated silver equivalent ounce(1)	(13.13)	(14.74)	(13.57)	(14.38)
Operating margin per silver equivalent ounce	$5.21	$5.69	$4.92	$6.29
(1) See Non-GAAP Financial Performance Measures

	Three months ended June 30,		Six months ended June 30,
In thousands	2015	2014	2015	2014
Cash flow before changes in operating assets and liabilities	$24,875	$10,506	$35,270	$25,280
Changes in operating assets and liabilities:
Receivables and other current assets	(2,342)	4,921	214	10,544
Prepaid expenses and other	160	3,551	(1,167)	(4,558)
Inventories	4,649	(1,606)	5,333	(15,519)
Accounts payable and accrued liabilities	9,521	13,118	(6,759)	5,117
CASH PROVIDED BY OPERATING ACTIVITIES	$36,863	$30,490	$32,891	$20,864
Cash provided by operating activities increased $6.4 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by lower average realized price per silver equivalent ounce. Metal sales for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 were $21.9 million higher due to higher silver equivalent ounces sold, mostly offset by a $21.1 million decrease due to lower average realized price per silver equivalent ounce. The $12.0 million working capital decrease for the three months ended June 30, 2015 was primarily due to an inventory reduction and an increase in accrued interest, compared to the $20.0 million working capital decrease for the three months ended June 30, 2014, which was primarily due to collection of accounts receivable and an increase in accrued interest.

Cash provided by operating activities increased $12.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to higher silver equivalent ounces sold, partially offset by lower average realized price per silver equivalent ounce. Metal sales for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were $39.2 million lower due to lower average realized price per silver equivalent ounce, partially offset by $32.5 million due to higher silver equivalent ounces sold. The $2.4 million working capital requirement for the six months ended June 30, 2015 was primarily due to payment of accounts payable and payroll, partially offset by inventory reduction due to higher sales, compared to the $4.4 million working capital requirement for the six months ended June 30, 2014, which was primarily due to higher leach tons placed at Rochester.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended June 30, 2015 was $34.1 million compared to $18.9 million in the three months ended June 30, 2014, primarily due to the acquisition of Paramount and higher capital expenditures in 2015, partly offset by the purchase of the Northair Silver Corp. net smelter returns royalty in 2014. The Company spent $23.7 million on capital expenditures in the three months ended June 30, 2015, compared with $15.4 million in the three months ended June 30, 2014. Capital expenditures in the three months ended June 30, 2015 were primarily related to underground development of the Guadalupe deposit at Palmarejo as well as crusher optimization and Stage III buttress construction at Rochester, compared to underground development at Palmarejo and Kensington in the three months ended June 30, 2014.

Net cash used in investing activities for the six months ended June 30, 2015 was $155.5 million compared to $77.0 million in the six months ended June 30, 2014, primarily due to the acquisition of the Wharf gold mine and higher capital expenditures in 2015, partly offset by purchases of short-term investments in 2014. The Company spent $41.3 million on capital expenditures in the six months ended June 30, 2015, compared with $27.3 million in the six months ended June 30, 2014. Capital expenditures in the six months ended June 30, 2015 were primarily related to underground development of the Guadalupe deposit at Palmarejo and crusher optimization as well as Stage III buttress construction at Rochester, compared to underground development at Palmarejo and Kensington in the six months ended June 30, 2014.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the three months ended June 30, 2015 was $23.5 million compared to net cash used in financing activities of $15.4 million for the three months ended June 30, 2014. The increase in cash provided by financing activities in the three months ended June 30, 2015 is due to the Company's entry into the $100 million Term Loan due 2020 (as defined below), partially offset by the simultaneous repayment of the $50 million Short-term Loan (as defined below) and $9.4 million of debt repayments at San Bartolomé.

Net cash provided by financing activities for the six months ended June 30, 2015 was $57.7 million compared to $118.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company entered into a $50 million Short-term Loan which was subsequently repaid upon entering into the $100 million Term Loan due 2020. In the six months ended June 30, 2014, the Company completed the follow-on offering of $150 million of 7.875% Senior Notes due 2021.
On March 31, 2015, the Company entered into a one year Credit Agreement (the "Short-term Credit Agreement") with The Bank of Nova Scotia. The Short-term Credit Agreement provided for a $50 million loan (the "Short-term Loan") to the Company. The Short-term Loan generally bore interest at a rate equal to an adjusted Eurocurrency rate plus a margin of 2.50% (which increased incrementally on the first day of each fiscal quarter commencing July 1, 2015 up to a maximum of 4.50%). Voluntary prepayments of the Short-term Loan under the Short-term Credit Agreement were permitted without prepayment premium or penalty, subject to notice requirements and payment of accrued interest. The Short-term Loan was secured by a pledge of the Company’s stock in Wharf Resources (U.S.A.), Inc. ("Wharf") and by the grant of security in substantially all of the assets of Wharf and its subsidiaries. On June 25, 2015, the Short-term Loan was repaid in full, the security for the Short-term Loan was released, and the Short-term Credit Agreement was terminated.
On June 23, 2015, the Company and certain of its subsidiaries entered into a five year Credit Agreement for a senior secured term loan (the "Term Loan due 2020") with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a $100 million Term Loan due 2020 to the Company, of which a portion of the proceeds were used to repay the Short Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan due 2020 contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of the Term Loan due 2020 under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan due 2020 per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan due 2020. Amounts repaid on the Term Loan due 2020 may not be re-borrowed. The obligations under the Term Loan due 2020 are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.
Other Liquidity Matters

The Company asserts that its earnings from the Palmarejo operation are indefinitely reinvested. Therefore, no provision has been made for United States federal and state income taxes on the Company's tax basis differences in Mexico, which primarily relate to accumulated foreign earnings that have been reinvested and are expected to be reinvested outside the United States indefinitely. The Company does not believe that the amounts reinvested will have a material impact on liquidity.

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, demonstrating consistent capital discipline, efficient management of working capital, liquidity maintenance efforts and identifying and implementing revenue enhancement opportunities. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the "Risk Factors" section of the 2014 10-K and the risks and uncertainties discussed in this MD&A, (ii) the risk that the anticipated benefits of recent acquisitions are not realized, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold and silver and a sustained lower price environment, including the resulting impact on cash flows and debt covenant compliance, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix)  the absence of control over and reliance on third parties to operate mines in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (x) the loss of access to any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2015	2014	2015	2014
Net income (loss)	$(16,677)	$(43,121)	$(49,965)	$(80,312)
Fair value adjustments, net	(2,618)	6,498	1,721	14,325
Stock-based compensation	2,529	2,299	4,462	4,757
Impairment of marketable securities	31	934	1,545	3,522
Accretion of royalty obligation	1,147	1,789	2,462	3,609
Loss on debt extinguishment	524	—	271	—
Inventory adjustments	1,805	6,353	2,911	5,924
Revolving Credit Facility termination	—	—	—	3,035
Transaction-related costs	38	—	2,013	—
Deferred tax asset valuation allowance	76	—	(3,388)	—
Foreign exchange gain on deferred taxes	(1,305)	3,711	(2,234)	6
Adjusted net income (loss)	$(14,450)	$(21,537)	$(40,202)	$(45,134)

Adjusted net income (loss) per share	$(0.11)	$(0.21)	$(0.34)	$(0.44)
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

Three Months Ended June 30, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$39,158	$24,428	$37,076	$3,204	$103,866	$40,136	$20,123	$60,259	$164,125
Amortization	9,046	5,271	12,684	1,852	28,853	12,684	3,491	16,175	45,028
Costs applicable to sales	$30,112	$19,157	$24,392	$1,352	$75,013	$27,452	$16,632	$44,084	$119,097
Silver equivalent ounces sold	2,169,960	1,439,388	2,024,856	209,130	5,843,334				9,067,614
Gold equivalent ounces sold						36,607	17,131	53,738
Costs applicable to sales per ounce	$13.88	$13.31	$12.05	$6.46	$12.84	$750	$971	$820	$13.13

Costs applicable to sales									$119,097
Treatment and refining costs									1,526
Sustaining capital									13,625
General and administrative									8,451
Exploration									3,579
Reclamation									4,036
Project/pre-development costs									2,030
All-in sustaining costs									$152,344
Silver equivalent ounces sold									5,843,334
Kensington and Wharf silver equivalent ounces sold									3,224,280
Consolidated silver equivalent ounces sold									9,067,614
All-in sustaining costs per silver equivalent ounce									$16.80
Three Months Ended June 30, 2014

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$67,595	$25,550	$29,406	$1,701	$124,252	$34,784	$159,036
Amortization	18,044	4,855	5,025	859	28,783	11,566	40,349
Costs applicable to sales	$49,551	$20,695	$24,381	$842	$95,469	$23,218	$118,687
Silver equivalent ounces sold	3,528,240	1,494,100	1,544,461	106,126	6,672,927		8,054,607
Gold ounces sold						23,028
Costs applicable to sales per ounce	$14.04	$13.85	$15.79	$7.94	$14.31	$1,008	$14.74

Costs applicable to sales							$118,687
Treatment and refining costs							963
Sustaining capital							17,617
General and administrative							9,398
Exploration							5,153
Reclamation							1,964
Project/pre-development costs							6,388
All-in sustaining costs							$160,170
Silver equivalent ounces sold							6,672,927
Kensington and Wharf silver equivalent ounces sold							1,381,680
Consolidated silver equivalent ounces sold							8,054,607
All-in sustaining costs per silver equivalent ounce							$19.89

Six Months Ended June 30, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$80,983	$48,245	$68,015	$5,096	$202,339	$81,109	$20,123	$101,232	$303,571
Amortization	16,380	9,961	12,230	3,111	41,682	24,238	3,491	27,729	69,411
Costs applicable to sales	$64,603	$38,284	$55,785	$1,985	$160,657	$56,871	$16,632	$73,503	$234,160
Silver equivalent ounces sold	4,327,572	2,729,255	4,440,959	326,993	11,824,779				17,261,499
Gold equivalent ounces sold						73,481	17,131	90,612
Costs applicable to sales per ounce	$14.93	$14.03	$12.56	$6.07	$13.59	$774	$971	$811	$13.57

Costs applicable to sales									$234,160
Treatment and refining costs									3,016
Sustaining capital									24,535
General and administrative									17,286
Exploration									7,845
Reclamation									7,313
Project/pre-development costs									2,341
All-in sustaining costs									$296,496
Silver equivalent ounces sold									11,824,779
Kensington and Wharf silver equivalent ounces sold									5,436,720
Consolidated silver equivalent ounces sold									17,261,499
All-in sustaining costs per silver equivalent ounce									$17.18
Six Months Ended June 30, 2014

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	San Bartolomé	Rochester	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$129,828	$48,908	$48,565	$2,135	$230,278	$74,024	$304,302
Amortization	36,702	9,313	9,476	953	56,444	22,275	78,719
Costs applicable to sales	$93,126	$39,595	$39,089	$2,024	$173,834	$51,749	$225,583
Silver equivalent ounces sold	6,790,221	2,851,407	2,705,258	252,968	12,599,854		15,684,694
Gold ounces sold						51,414
Costs applicable to sales per ounce	$13.71	$13.89	$14.45	$8.00	$13.80	$1,007	$14.38

Costs applicable to sales							$225,583
Treatment and refining costs							2,524
Sustaining capital							30,403
General and administrative							23,294
Exploration							9,370
Reclamation							3,877
Project/pre-development costs							11,999
All-in sustaining costs							$307,050
Silver equivalent ounces sold							12,599,854
Kensington and Wharf silver equivalent ounces sold							3,084,840
Consolidated silver equivalent ounces sold							15,684,694
All-in sustaining costs per silver equivalent ounce							$19.58

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
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. At June 30, 2015, the Company has outstanding put spread contracts on 0.9 million ounces of silver. The weighted average high and low strike prices on the silver put spreads are $17.00 per ounce and $15.50 per ounce, respectively.
If the market price of silver were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period. The Company may be exposed to non-performance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price.
The put spread contracts are generally net cash settled and expire during the third quarter of 2015. At June 30, 2015, the fair market value of the put spreads was a net asset of $1.1 million. A 10% increase or decrease in the price of silver and gold at June 30, 2015 would result in gains of nil and $1.4 million on settlement, respectively.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in most cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $0.3 million in the three months ended June 30, 2015.
At June 30, 2015, the Company had outstanding provisionally priced sales of 0.8 million ounces of silver and 44,238 ounces of gold at prices of $15.84 and $1,193, respectively. A 10% change in realized silver price would cause revenue to vary approximately $1.3 million and a 10% change in realized gold price would cause revenue to vary approximately $5.3 million.
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
As of June 30, 2015, a total of 59,913 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 10.3% at June 30, 2015. The fair value of the embedded derivative at June 30, 2015 was a liability of $15.3 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at June 30, 2015 to vary by approximately $6.2 million.

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
Foreign Currency Hedging
To manage foreign currency risk, the Company may enter into forward foreign currency contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at June 30, 2015.
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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.    Exhibits

3.1
Certificate of Amendment to Certificate of Incorporation (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on May 13, 2015 (File No. 333-204142)).

10.1	Coeur Mining, Inc. 2015 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2015).*
10.2	Form of Restricted Stock Award Agreement (Filed herewith).*
10.3	Form of Incentive Stock Option Award Agreement (Filed herewith).*
10.4	Form of Nonqualified Stock Option Award Agreement (Filed herewith).*
10.5	Form of Performance Share Agreement (Filed herewith).*
10.6	Form of Cash-Settled Stock Appreciation Rights Award Agreement (Filed herewith).*
10.7	Form of Performance Unit Agreement (Filed herewith).*
10.8
Credit Agreement, dated June 23, 2015, by and between Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Barclays Bank plc, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 25, 2015).

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
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 4, 2015	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	August 4, 2015	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 4, 2015	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)