Form 10-Q
period 2015-09-30
Coeur Mining, Inc.
filed 2015-11-02
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 136,957,701 shares were issued and outstanding as of October 30, 2015.

COEUR MINING, INC.

PART I. Financial Information
Item 1. Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
	Notes	In thousands, except share data
Revenue	3	$162,552	$170,938	$481,770	$495,133
COSTS AND EXPENSES
Costs applicable to sales(1)	3	120,237	125,910	354,397	351,492
Amortization		35,497	41,985	107,560	123,834
General and administrative		6,694	8,515	23,979	31,809
Exploration		2,112	6,587	9,957	15,957
Pre-development, reclamation, and other		4,938	4,244	13,968	20,019
Total costs and expenses		169,478	187,241	509,861	543,111
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9	5,786	16,105	3,657	(3,611)
Interest expense, net of capitalized interest	17	(12,446)	(11,616)	(33,945)	(36,980)
Other, net		(8,893)	(1,303)	(14,257)	(6,927)
Total other income (expense), net		(15,553)	3,186	(44,545)	(47,518)
Income (loss) before income and mining taxes		(22,479)	(13,117)	(72,636)	(95,496)
Income and mining tax (expense) benefit	7	8,260	16,583	8,451	18,650
NET INCOME (LOSS)		$(14,219)	$3,466	$(64,185)	$(76,846)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $686 and $939 for the three and nine months ended September 30, 2014, respectively		(931)	(1,086)	(3,744)	(1,487)
Reclassification adjustments for impairment of equity securities, net of tax of $(423) and $(1,768) for the three and nine months ended September 30, 2014, respectively		483	669	2,028	2,828
Reclassification adjustments for realized loss on sale of equity securities, net of tax of $(140) and $(150) for the three and nine months ended September 30, 2014, respectively		—	221	904	238
Other comprehensive income (loss)		(448)	(196)	(812)	1,579
COMPREHENSIVE INCOME (LOSS)		$(14,667)	$3,270	$(64,997)	$(75,267)

NET INCOME (LOSS) PER SHARE	8
Basic		$(0.11)	$0.03	$(0.52)	$(0.75)

Diluted		$(0.11)	$0.03	$(0.52)	$(0.75)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(14,219)	$3,466	$(64,185)	(76,846)
Adjustments:
Amortization		35,497	41,985	107,560	123,834
Accretion		3,629	3,868	10,305	12,961
Deferred income taxes		(1,233)	(23,437)	(8,470)	(39,142)
Loss on termination of revolving credit facility		—	—	—	3,035
Fair value adjustments, net	9	(5,786)	(16,105)	(3,657)	3,611
Stock-based compensation	5	1,639	2,505	6,393	7,455
Impairment of equity securities	12	483	1,092	2,028	4,614
Foreign exchange and other		8,541	1,683	13,845	815
Changes in operating assets and liabilities:
Receivables		11,011	7,446	11,225	18,297
Prepaid expenses and other current assets		(2,055)	3,871	(3,222)	(687)
Inventory and ore on leach pads		5,380	9,698	10,713	(5,821)
Accounts payable and accrued liabilities		(6,650)	(4,806)	(13,407)	311
CASH PROVIDED BY OPERATING ACTIVITIES		36,237	31,266	69,128	52,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(23,861)	(16,784)	(65,158)	(44,076)
Acquisitions, net of cash acquired	11	(122)	(13,829)	(111,290)	(16,079)
Other		340	74	(1,338)	61
Purchase of short-term investments and equity securities		(3)	(2,089)	(1,876)	(50,423)
Sales and maturities of short-term investments		60	2,856	529	3,413
CASH USED IN INVESTING ACTIVITIES		(23,586)	(29,772)	(179,133)	(107,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	17	—	—	153,500	153,000
Payments on debt, capital leases, and associated costs		(2,618)	(13,274)	(77,838)	(20,236)
Gold production royalty payments		(10,159)	(11,351)	(30,281)	(38,379)
Other		(34)	(77)	(529)	(483)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(12,811)	(24,702)	44,852	93,902
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(160)	(23,208)	(65,153)	39,235
Cash and cash equivalents at beginning of period		205,868	269,133	270,861	206,690
Cash and cash equivalents at end of period		$205,708	$245,925	$205,708	$245,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2015 (Unaudited)	December 31, 2014
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$205,708	$270,861
Receivables	13	93,599	116,921
Inventory	14	98,109	114,931
Ore on leach pads	14	68,695	48,204
Deferred tax assets		7,197	7,364
Prepaid expenses and other		18,431	15,523
		491,739	573,804
NON-CURRENT ASSETS
Property, plant and equipment, net	15	261,043	227,911
Mining properties, net	16	851,590	501,192
Ore on leach pads	14	39,685	37,889
Restricted assets		8,003	7,037
Equity securities	12	3,213	5,982
Receivables	13	27,507	21,686
Deferred tax assets		64,359	60,151
Other		11,534	9,915
TOTAL ASSETS		$1,758,673	$1,445,567
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,690	$49,052
Accrued liabilities and other		38,329	51,513
Debt	17	11,775	17,498
Royalty obligations	9	33,440	43,678
Reclamation	4	3,310	3,871
Deferred tax liabilities		8,078	8,078
		144,622	173,690
NON-CURRENT LIABILITIES
Debt	17	534,211	451,048
Royalty obligations	9	6,781	27,651
Reclamation	4	88,009	66,943
Deferred tax liabilities		222,809	111,006
Other long-term liabilities		47,856	29,911
		899,666	686,559
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 136,962,174 at September 30, 2015 and authorized 150,000,000 shares, issued and outstanding 103,384,408 at December 31, 2014		1,370	1,034
Additional paid-in capital		2,983,423	2,789,695
Accumulated other comprehensive income (loss)		(3,620)	(2,808)
Accumulated deficit		(2,266,788)	(2,202,603)
		714,385	585,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,758,673	$1,445,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,202,603)	$(2,808)	$585,318
Net income (loss)	—	—	—	(64,185)	—	(64,185)
Other comprehensive income (loss)	—	—	—	—	(812)	(812)
Common stock issued for the acquisition of Paramount Gold and Silver Corp.	32,667	327	188,490	—	—	188,817
Common stock issued under stock-based compensation plans, net	911	9	5,238	—	—	5,247
Balances at September 30, 2015 (Unaudited)	136,962	$1,370	$2,983,423	$(2,266,788)	$(3,620)	$714,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 -	BASIS OF PRESENTATION
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date", which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers" to January 1, 2018. The Company is currently evaluating the potential impact of the prescribed changes on the Company's consolidated financial position, results of operations, and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of these changes on the Company's consolidated financial position, results of operations, and cash flows.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$49,187	$34,638	$30,466	$27,986	$17,391	$1,264	$—	$160,932
Royalties	—	—	—	—	—	1,620	—	1,620
	49,187	34,638	30,466	27,986	17,391	2,884	—	162,552
Costs and Expenses
Costs applicable to sales(1)	34,093	25,436	24,973	17,777	17,483	475	—	120,237
Amortization	8,617	6,731	8,499	5,642	3,526	1,983	499	35,497
Exploration	1,087	49	217	—	54	(362)	1,067	2,112
Other operating expenses	303	742	254	517	1,059	(38)	8,795	11,632
Other income (expense)
Fair value adjustments, net	2,998	1,752	—	—	—	—	1,036	5,786
Interest expense, net	(928)	(168)	(51)	—	(100)	—	(11,199)	(12,446)
Other, net	(7,870)	1	1	53	347	(455)	(970)	(8,893)
Income and mining tax (expense) benefit	10,370	(1,053)	406	(907)	(1,029)	291	182	8,260
Net income (loss)	$9,657	$2,212	$(3,122)	$3,195	$(5,513)	$662	$(21,310)	$(14,219)
Segment assets(2)	$653,501	$192,348	$193,712	$124,754	$165,931	$51,553	$76,860	$1,458,659
Capital expenditures	$10,514	$5,281	$5,522	$665	$1,786	$—	$93	$23,861
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended September 30, 2014	Palmarejo	Rochester	Kensington	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$61,376	$32,362	$45,922	$28,350	$2,367	$—	$170,377
Royalties	—	—	—	—	561	—	561
	61,376	32,362	45,922	28,350	2,928	—	170,938
Costs and Expenses
Costs applicable to sales(1)	45,988	23,718	34,668	20,447	1,089	—	125,910
Amortization	16,493	5,359	12,887	5,117	1,563	566	41,985
Exploration	2,615	127	2,638	(19)	150	1,076	6,587
Other operating expenses	340	(87)	202	180	342	11,782	12,759
Other income (expense)
Fair value adjustments, net	8,771	4,345	—	—	—	2,989	16,105
Interest expense, net	(2,126)	(250)	(70)	(10)	—	(9,160)	(11,616)
Other, net	284	39	—	583	(1,480)	(729)	(1,303)
Income and mining tax (expense) benefit	11,562	(210)	—	(2,969)	214	7,986	16,583
Net income (loss)	$14,431	$7,169	$(4,543)	$229	$(1,482)	$(12,338)	$3,466
Segment assets(2)	$1,111,829	$208,284	$315,959	$304,644	$67,934	$539,134	$2,547,784
Capital expenditures	$5,857	$4,194	$3,610	$2,783	$—	$340	$16,784
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$127,455	$115,010	$116,971	$48,359	$62,304	$6,292	$—	$476,391
Royalties	—	—	—	—	—	5,379	—	5,379
	127,455	115,010	116,971	48,359	62,304	11,671	—	481,770
Costs and Expenses
Costs applicable to sales(1)	98,695	81,221	81,844	34,410	55,767	2,460	—	354,397
Amortization	24,997	18,962	32,738	9,133	13,487	6,753	1,490	107,560
Exploration	4,047	1,272	2,311	—	132	(212)	2,407	9,957
Other operating expenses	940	2,190	1,015	1,188	1,544	(8)	31,078	37,947
Other income (expense)
Fair value adjustments, net	1,882	596	—	—	—	—	1,179	3,657
Interest expense, net	(3,112)	(598)	(172)	—	(674)	—	(29,389)	(33,945)
Other, net	(9,478)	(38)	(16)	108	1,219	(2,904)	(3,148)	(14,257)
Income and mining tax (expense) benefit	9,836	(1,753)	(587)	(495)	(2,240)	266	3,424	8,451
Net income (loss)	$(2,096)	$9,573	$(1,712)	$3,241	$(10,322)	$40	$(62,909)	$(64,185)
Segment assets(2)	$653,501	$192,348	$193,712	$124,754	$165,931	$51,553	$76,860	$1,458,659
Capital expenditures	$30,421	$14,451	$14,380	$1,959	$3,729	$—	$218	$65,158
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2014	Palmarejo	Rochester	Kensington	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$201,809	$87,710	$111,000	$84,983	$7,227	$—	$492,729
Royalties	—	—	—	—	2,404	—	2,404
	201,809	87,710	111,000	84,983	9,631	—	495,133
Costs and Expenses
Costs applicable to sales(1)	139,113	62,806	86,417	60,042	3,114	—	351,492
Amortization	53,196	14,835	35,162	14,430	4,685	1,526	123,834
Exploration	5,257	2,039	5,318	63	462	2,818	15,957
Other operating expenses	962	2,102	591	515	868	46,790	51,828
Other income (expense)
Fair value adjustments, net	(6,454)	1,835	—	—	—	1,008	(3,611)
Interest expense, net	(7,721)	(515)	(145)	(42)	—	(28,557)	(36,980)
Other, net	(2,489)	90	4	1,957	(4,988)	(1,501)	(6,927)
Income and mining tax (expense) benefit	16,734	(629)	—	(7,937)	(304)	10,786	18,650
Net income (loss)	$3,351	$6,709	$(16,629)	$3,911	$(4,790)	$(69,398)	$(76,846)
Segment assets(2)	$1,111,829	$208,284	$315,959	$304,644	$67,934	$539,134	$2,547,784
Capital expenditures	$15,188	$9,110	$12,310	$5,935	$—	$1,533	$44,076
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	September 30, 2015	December 31, 2014
Total assets for reportable segments	$1,458,659	$1,084,257
Cash and cash equivalents	205,708	270,861
Other assets	94,306	90,449
Total consolidated assets	$1,758,673	$1,445,567

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Geographic Information

Long-Lived Assets	September 30, 2015	December 31, 2014
United States	$349,303	$275,594
Mexico	621,960	298,101
Bolivia	98,966	107,960
Australia	17,099	21,362
Argentina	10,925	10,970
Other	14,380	15,116
Total	$1,112,633	$729,103

Revenue	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
United States	$93,091	$78,284	$280,340	$198,710
Mexico	50,170	61,684	129,753	202,851
Bolivia	17,391	28,350	62,304	84,983
Australia	1,264	2,367	6,292	7,227
Other	636	253	$3,081	$1,362
Total	$162,552	$170,938	$481,770	$495,133

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
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2015	2014	2015	2014
Asset retirement obligation - Beginning	$87,601	$59,795	$67,214	$57,454
Accretion	2,038	1,452	5,652	4,205
Additions and changes in estimates	—	—	18,270	—
Settlements	(2,363)	(58)	(3,860)	(470)
Asset retirement obligation - Ending	$87,276	$61,189	$87,276	$61,189
The increase in asset retirement obligations in the nine months ended September 30, 2015 is due to the acquisition of the Wharf gold mine. The Company has accrued $4.0 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense was $1.6 million and $2.5 million for the three months ended and $6.4 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $9.8 million of unrecognized stock-based compensation cost expected to be recognized over a period of 1.5 years. During the nine months ended September 30, 2015, the supplemental incentive accrual increased $1.2 million to $1.8 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the grants awarded during the nine months ended September 30, 2015:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
May 13, 2015	1,127,814	$5.57	310,028	$2.65	809,293	$6.97
July 1, 2015	22,897	$5.35	—	$—	—	$—

The following options and stock appreciation rights were exercisable during the nine months ended September 30, 2015:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	—	$—	322,117	$19.96
Stock appreciation rights	—	$—	46,572	$14.06

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide a voluntary, noncontributory defined contribution based on an eligible employee's salary. Expenses (income) related to retirement savings plan contributions were $(0.7) million and $1.4 million for the three months ended and $2.8 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2015 and 2014 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(16,168)	$(1,080)	$(14,954)	$739	$(46,640)	$1,123	$(75,168)	$447
Argentina	(731)	(2)	(935)	1,539	(2,083)	(3)	(3,828)	5,622
Mexico	(1,412)	11,951	(283)	17,003	(16,666)	11,234	(28,999)	20,831
Bolivia	(4,483)	(1,029)	3,199	(2,969)	(8,081)	(2,240)	11,848	(7,937)
Other jurisdictions	315	(1,580)	(144)	271	834	(1,663)	651	(313)
	$(22,479)	$8,260	$(13,117)	$16,583	$(72,636)	$8,451	$(95,496)	$18,650

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Each quarter, the Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize its deferred tax assets. For additional information, see Part II, Item 1A of this Report.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examination by tax

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

authorities for years before 2012 and is no longer subject to examination by certain foreign jurisdictions by tax authorities for years before 2005. As a result of statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $0.8 million and $1.1 million in the next 12 months.

At September 30, 2015 and December 31, 2014, the Company had $17.4 million and $16.1 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2015 and December 31, 2014, the amount of accrued income-tax-related interest and penalties was $9.4 million and $6.9 million, respectively.
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
For the three and nine months ended September 30, 2015 and 2014, 3,302,701 and 1,387,957 shares and 3,251,347 and 2,008,749, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 because there is no excess value upon conversion over the principal amount of the Notes.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2015	2014	2015	2014
Net income (loss) available to common stockholders	$(14,219)	$3,466	$(64,185)	$(76,846)
Weighted average shares:
Basic	135,247	102,470	124,478	102,427
Effect of stock-based compensation plans	—	91	—	—
Diluted	135,247	102,561	124,478	102,427
Income (loss) per share:
Basic	$(0.11)	$0.03	$(0.52)	$(0.75)
Diluted	$(0.11)	$0.03	$(0.52)	$(0.75)

NOTE 9 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2015	2014	2015	2014
Palmarejo royalty obligation embedded derivative	$2,983	$8,736	$1,823	$(6,560)
Rochester net smelter royalty (NSR) royalty obligation	1,752	4,345	596	1,835
Silver and gold options	1,051	3,081	1,238	213
Foreign exchange contracts	—	(57)	—	901
Fair value adjustments, net	$5,786	$16,105	$3,657	$(3,611)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$3,213	$3,124	$—	$89
Liabilities:
Palmarejo royalty obligation embedded derivative	$9,024	$—	$—	$9,024
Rochester NSR royalty obligation	10,940	—	—	10,940
Other derivative instruments, net	431	—	431	—
	$20,395	$—	$431	$19,964

	Fair Value at December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$5,982	$4,603	$—	$1,379
Silver and gold options	3,882	—	3,882	—
	$9,864	$4,603	$3,882	$1,379
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$—	$—	$21,912
Rochester NSR royalty obligation	15,370	—	—	15,370
Silver and gold options	1,039	—	1,039	—
Other derivative instruments, net	805	—	805	—
	$39,126	$—	$1,844	$37,282
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. Quoted market prices are not available for certain equity securities; these securities are valued using pricing models, which require the use of observable and unobservable inputs, and are classified within Level 3 of the fair value hierarchy.
The Company’s silver and gold options and other derivative instruments, net, which relate to concentrate and certain doré sales contracts and foreign exchange contracts, are valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, expected royalty durations of 1.0 years and 2.5 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, at September 30, 2015.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2015.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$89	$—	$—	$89
Liabilities:
Palmarejo royalty obligation embedded derivative	$15,281	$(2,983)	$(3,274)	$9,024
Rochester NSR royalty obligation	13,905	(1,752)	(1,213)	10,940

	Nine months ended September 30, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$1,379	$(904)	$(386)	$89
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$(1,823)	$(11,065)	$9,024
Rochester NSR royalty obligation	15,370	(596)	(3,834)	10,940
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2015 and December 31, 2014 is presented in the following table:

	September 30, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$696	$—	$696	$—
7.875% Senior Notes due 2021(1)	426,533	260,016	—	260,016	—
Term Loan due 2020(2)	94,557	99,750	—	99,750	—
San Bartolomé Lines of Credit	9,142	9,142	—	9,142	—
Palmarejo gold production royalty obligation	20,258	20,991	—	—	20,991
(1) Net of unamortized debt issuance costs and premium received of $6.4 million.
(2) Net of unamortized debt issuance costs of $5.2 million.

	December 31, 2014
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$4,979	$—	$4,979	$—
7.875% Senior Notes due 2021(1)	427,603	343,305	—	343,305	—
San Bartolomé Lines of Credit	14,785	14,785	—	14,785	—
Palmarejo gold production royalty obligation	34,047	38,290	—	—	38,290
(1) Net of unamortized debt issuance costs and premium received of $7.3 million.
The fair values of the 3.25% Convertible Senior Notes due 2028 (the "Convertible Notes") and 7.875% Senior Notes due 2021 (the "Senior Notes") outstanding were estimated using quoted market prices. The Term Loan due 2020 (the "Term Loan") was originated by a third party at June 25, 2015 and, as a result, book value is assumed to approximate fair value. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties, excluding production from the recently acquired Paramount Gold and Silver Corp ("Paramount") properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments on 400,000 gold ounces have been made. At September 30, 2015, a total of 45,996 gold ounces remain outstanding under the obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 19.5% and 11.8% at September 30, 2015 and December 31, 2014, respectively. The fair value of the embedded derivative at September 30, 2015 and December 31, 2014 was a liability of $9.0 million and $21.9 million, respectively. The mark-to-market adjustments were gains of $3.0 million and $8.7 million for the three months ended and gains of $1.8 million and losses of $6.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation adjustment. Realized losses on settlement of the liabilities were $3.3 million and $5.0 million for the three months ended and $11.0 million and $16.6 million for the nine months ended September 30, 2015 and 2014, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in most cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.1 million and $0.7 million in the three months ended and gains of $0.4 million and $0.2 million in the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, the Company had outstanding provisionally priced sales of 0.6 million ounces of silver and 39,069 ounces of gold at prices of $14.65 and $1,147, respectively.
Silver and Gold Options
At December 31, 2014, the Company had outstanding put spread contracts on 1.3 million ounces of silver and 24,000 ounces of gold, all of which settled in the nine months ended September 30, 2015. The weighted average high and low strike prices on the silver put spreads were $18.00 per ounce and $16.00 per ounce, respectively. The weighted average high and low strike prices on the gold put spreads were $1,200 and $1,050, respectively. During the three and nine months ended September 30, 2014, the Company recorded unrealized gains of $3.1 million and $0.2 million, respectively, related to outstanding options which were included in Fair value adjustments, net. The Company recognized realized gains of $1.1 million and realized losses of $0.9 million during the three months ended and realized gains of $2.7 million and realized losses of $1.3 million during the nine months ended September 30, 2015 and 2014, respectively, from settled contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2015, the Company had the following derivative instruments that settle in each of the years indicated:

In thousands except average prices and notional ounces	2015	2016	Thereafter
Palmarejo gold production royalty	$11,760	$20,543	$—
Average gold price in excess of minimum contractual deduction	$706	$700	$—
Notional ounces	16,668	29,328	—

Provisional silver sales	$8,234	$—	$—
Average silver price	$14.65	$—	$—
Notional ounces	562,063	—	—

Provisional gold sales	$44,812	$—	$—
Average gold price	$1,147	$—	$—
Notional ounces	39,069	—	—

The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	9,024	—
Concentrate sales contracts	120	551	—	—
	$120	$551	$9,024	$—

	December 31, 2014
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	14,405	7,507
Silver and gold options	3,882	1,039	—	—
Concentrate sales contracts	43	848	—	—
	$3,925	$1,887	$14,405	$7,507
The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2015, and 2014 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2015	2014	2015	2014
Revenue	Concentrate sales contracts	$82	$(684)	$373	$188
Costs applicable to sales	Foreign exchange contracts	—	—	—	(924)
Fair value adjustments, net	Foreign exchange contracts	—	(57)	—	901
Fair value adjustments, net	Palmarejo gold royalty	2,983	8,736	1,823	(6,560)
Fair value adjustments, net	Silver and gold options	1,051	3,081	2,662	213
		$4,116	$11,076	$4,858	$(6,182)
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

NOTE 11 – ACQUISITIONS
On April 17, 2015, the Company completed the acquisition of Paramount, which held mineral claims adjacent to the Company's Palmarejo mine, including a continuation of the Independencia mineral vein. Upon closing, Paramount became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Paramount common stock was converted into

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. Immediately prior to completion of the acquisition, Paramount spun off to its existing stockholders a separate, publicly-traded company, Paramount Gold Nevada Corp. ("SpinCo"), which owns the Sleeper Gold Project and other assets in Nevada. SpinCo was capitalized with $8.5 million in cash contributed by Coeur, which amount has been included in the total consideration paid for the acquisition of Paramount. The Company also paid $1.5 million to acquire 4.9% of the newly issued and outstanding shares of SpinCo.
The transaction was accounted for as an asset acquisition, as Paramount is an exploration stage project, which requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their relative fair values. The purchase price and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (32,667,327 at $5.78)	$188,817
Cash	8,530
Transaction advisory fees and other acquisition costs	4,020
Total purchase price	201,367
Assets:
Cash	118
Receivables and other current assets	1,685
Property, plant, and equipment	215
Mining properties, net	305,175
307,193
Liabilities:
Accounts payable and accrued liabilities	2,737
Deferred income taxes	103,089
105,826
Net assets acquired	$201,367
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The purchase price allocation was based on the fair value of acquired assets and liabilities as follows (in thousands):

Assets:
Cash	$982
Receivables	3,061
Inventory	2,147
Ore on leach pads	12,710
Other current assets	2,924
Property, plant, and equipment	30,055
Mining properties, net	81,189
Other non-current assets	3,966
137,034
Liabilities:
Accounts payable and accrued liabilities	5,494
Reclamation	18,270
Deferred income taxes	9,680
Other non-current liabilities	3,750
37,194
Net assets acquired	$99,840

The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, as if the acquisition had occurred on January 1, 2015. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2015	2014	2015	2014
Revenue	$162,552	$190,323	$499,770	$555,344
Income (loss) before income and mining taxes	(22,479)	(9,125)	(72,688)	(79,190)
Net income (loss)	(14,219)	7,383	(64,237)	(60,554)

NOTE 12 – INVESTMENTS
The Company invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At September 30, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	3,730	(1,196)	679	3,213

	At December 31, 2014
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$5,687	$(8)	$303	$5,982

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2015:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(1,196)	$1,017	$—	$—	$(1,196)	$1,017

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $0.5 million and $1.1 million in the three months ended and $2.0 million and $4.6 million in the nine months ended September 30, 2015 and 2014, respectively, in Other, net.

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	September 30, 2015	December 31, 2014
Current receivables:
Trade receivables	$14,884	$20,448
Income tax receivable	27,397	30,045
Value added tax receivable	47,621	63,805
Other	3,697	2,623
	$93,599	$116,921
Non-current receivables:
Value added tax receivable	$27,507	$21,686
Total receivables	$121,106	$138,607

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	September 30, 2015	December 31, 2014
Inventory:
Concentrate	$12,621	$23,563
Precious metals	36,871	40,870
Supplies	48,617	50,498
	$98,109	$114,931
Ore on leach pads:
Current	$68,695	$48,204
Non-current	39,685	37,889
	$108,380	$86,093
Total inventory and ore on leach pads	$206,489	$201,024

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	September 30, 2015	December 31, 2014
Land	$8,287	$1,752
Facilities and equipment	706,198	647,181
Capital leases	26,338	28,680
	740,823	677,613
Accumulated amortization	(502,466)	(464,852)
	238,357	212,761
Construction in progress	22,686	15,150
Property, plant and equipment, net	$261,043	$227,911
NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$159,604	$156,097	$231,230	$32,580	$49,491	$—	$—	$—	$629,002
Accumulated amortization	(129,872)	(123,085)	(124,090)	(3,676)	(29,389)	—	—		(410,112)
	29,732	33,012	107,140	28,904	20,102	—	—	—	218,890
Mineral interests	822,036	—	—	49,601	17,560	49,085	10,000	81,461	1,029,743
Accumulated amortization	(345,199)	—	—	(8,240)	(11,157)	—	—	(32,447)	(397,043)
	476,837	—	—	41,361	6,403	49,085	10,000	49,014	632,700
Mining properties, net	$506,569	$33,012	$107,140	$70,265	$26,505	$49,085	$10,000	$49,014	$851,590

December 31, 2014	Palmarejo	Rochester	Kensington	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$137,821	$153,535	$217,138	$49,305	$—	$—	$—	$557,799
Accumulated amortization	(121,906)	(113,533)	(106,865)	(26,106)	—	—	—	(368,410)
	15,915	40,002	110,273	23,199	—	—	—	189,389
Mineral interests	521,349	—	—	17,560	49,059	10,000	81,461	679,429
Accumulated amortization	(332,032)	—	—	(10,143)	—	—	(25,451)	(367,626)
	189,317	—	—	7,417	49,059	10,000	56,010	311,803
Mining properties, net	$205,232	$40,002	$110,273	$30,616	$49,059	$10,000	$56,010	$501,192

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 – DEBT
Long-term debt and capital lease obligations at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$712	$5,334	$—
7.875% Senior Notes due 2021, net(1)	—	426,533	—	427,603
Term Loan due 2020, net(2)	1,000	93,557	—	—
San Bartolomé Lines of Credit	1,723	7,419	4,481	10,304
Capital lease obligations	9,052	5,990	7,683	13,141
	$11,775	$534,211	$17,498	$451,048
(1) Net of unamortized debt issuance costs and premium received of $6.4 million and $7.3 million at September 30, 2015 and December 31, 2014, respectively.
(2) Net of unamortized debt issuance costs of $5.2 million at September 30, 2015.
7.875% Senior Notes due 2021
During the first quarter of 2015, the Company repurchased $2.0 million in aggregate principal amount of the Senior Notes, resulting in an aggregate principal balance outstanding of $432.9 million at September 30, 2015.
At any time prior to February 1, 2016, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 107.875% of the principal amount. At any time prior to February 1, 2017, the Company may redeem all or part of the Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of 100% of the principal amount thereof, a make-whole premium as of the date of redemption, and accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the Senior Notes on or after February 1, 2017, at redemption prices set forth in the Indenture for the Senior Notes, together with accrued and unpaid interest.

3.25% Convertible Senior Notes due 2028
Per the indenture governing the Convertible Notes, the Company announced on February 12, 2015 that it was offering to repurchase all of the Convertible Notes. During the first quarter of 2015, the Company repurchased $4.6 million in aggregate principal amount, leaving a balance of $0.7 million at September 30, 2015. The Convertible Notes are classified as non-current liabilities at September 30, 2015 as a result of the expiration of the holders' option to require the Company to repurchase the notes on March 15, 2015.
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
Term Loan due 2020

On June 23, 2015, the Company and certain of its subsidiaries entered into a five year Credit Agreement for a senior secured term loan (the "Term Loan") with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a five year $100.0 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of the Term Loan under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan. Amounts repaid on the Term Loan may not be re-borrowed. The obligations under the Term Loan are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington,

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.
Lines of Credit
At September 30, 2015, San Bartolomé had two outstanding lines of credit. The first line of credit is for $12.0 million bearing interest at 6.0% per annum, maturing June 30, 2018. The second line of credit is for $15.0 million bearing interest at 6.0% per annum, maturing December 29, 2016. Both lines of credit are secured with machinery and equipment. There was an outstanding balance of $9.1 million on the second line of credit at September 30, 2015.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico (excluding production from the recently acquired Paramount properties).
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. The Company paid $10.2 million and $11.4 million in the three months ended and $30.3 million and $38.4 million during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, payments had been made on a total of 354,004 ounces of gold with further payments to be made on an additional 45,996 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense of $1.6 million and $2.5 million for the three months ended and $5.4 million and $8.6 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the remaining minimum obligation under the royalty agreement was $20.3 million and $34.0 million, respectively.
Interest Expense
Interest expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2015	2014	2015	2014
3.25% Convertible Senior Notes due 2028	$6	$43	$49	$130
7.875% Senior Notes due 2021	8,523	8,809	25,608	24,132
Short-term Loan	—	—	326	—
Term Loan due 2020	2,277	—	2,425	—
San Bartolomé Lines of Credit	101	—	665	—
Revolving Credit Facility	—	—	—	179
Loss on Revolving Credit Facility	—	—	—	3,035
Capital lease obligations	229	334	799	726
Other debt obligations	8	—	8	—
Accretion of Palmarejo gold production royalty obligation	1,642	2,545	5,444	8,639
Amortization of debt issuance costs	690	415	1,604	1,333
Accretion of debt premium	(104)	(107)	(313)	(252)
Capitalized interest	(926)	(423)	(2,670)	(942)
Total interest expense, net of capitalized interest	$12,446	$11,616	$33,945	$36,980

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.) Inc. and subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,417	$69,135	$—	$162,552
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,187	52,050	—	120,237
Amortization	495	21,083	13,919	—	35,497
General and administrative	6,563	11	120	—	6,694
Exploration	642	(96)	1,566	—	2,112
Pre-development, reclamation, and other	887	1,476	2,575	—	4,938
Total costs and expenses	8,587	90,661	70,230	—	169,478
Fair value adjustments, net	1,036	1,751	2,999	—	5,786
Other, net	1,218	(436)	(8,649)	(1,026)	(8,893)
Interest expense, net of capitalized interest	(11,198)	(220)	(2,054)	1,026	(12,446)
Total other income (expense), net	(8,944)	1,095	(7,704)	—	(15,553)
Loss before income and mining taxes	(17,531)	3,851	(8,799)	—	(22,479)
Income and mining tax (expense) benefit	516	(1,554)	9,298	—	8,260
Total loss after income and mining taxes	(17,015)	2,297	499	—	(14,219)
Equity income (loss) in consolidated subsidiaries	2,796	331	—	(3,127)	—
NET INCOME (LOSS)	$(14,219)	$2,628	$499	$(3,127)	$(14,219)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(931)	(769)	—	769	(931)
Reclassification adjustments for impairment of marketable securities	483	483	—	(483)	483
Other comprehensive income (loss)	(448)	(286)	—	286	(448)
COMPREHENSIVE INCOME (LOSS)	$(14,667)	$2,342	$499	$(2,841)	$(14,667)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$78,468	$92,470	$—	$170,938
COSTS AND EXPENSES
Costs applicable to sales(1)	—	58,386	67,524	—	125,910
Amortization	473	18,485	23,027	—	41,985
General and administrative	8,251	2	262	—	8,515
Exploration	1,056	2,915	2,616	—	6,587
Pre-development, reclamation, and other	180	115	3,949	—	4,244
Total costs and expenses	9,960	79,903	97,378	—	187,241
Fair value adjustments, net	2,990	4,345	8,770	—	16,105
Other, net	1,006	(1,417)	(165)	(727)	(1,303)
Interest expense, net of capitalized interest	(9,159)	(320)	(2,864)	727	(11,616)
Total other income (expense), net	(5,163)	2,608	5,741	—	3,186
Loss before income and mining taxes	(15,123)	1,173	833	—	(13,117)
Income and mining tax (expense) benefit	950	(210)	15,843	—	16,583
Total loss after income and mining taxes	(14,173)	963	16,676	—	3,466
Equity income (loss) in consolidated subsidiaries	17,640	181	—	(17,821)	—
NET INCOME (LOSS)	$3,467	$1,144	$16,676	$(17,821)	$3,466
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(1,087)	(1,071)	—	1,072	(1,086)
Reclassification adjustments for impairment of marketable securities	669	669	—	(669)	669
Reclassification adjustments for realized loss on sale of marketable securities	221	221	—	(221)	221
Other comprehensive income (loss)	(197)	(181)	—	182	(196)
COMPREHENSIVE INCOME (LOSS)	$3,270	$963	$16,676	$(17,639)	$3,270
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(20,565)	$28,924	$31,005	$(3,127)	36,237
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(94)	(11,468)	(12,299)	—	(23,861)
Purchase of short-term investments and equity securities	(3)	—	—	—	(3)
Sales and maturities of short-term investments	—	60	—	—	60
Acquisitions, net of cash acquired	(122)	—	—	—	(122)
Other	(1)	44	297	—	340
Investments in consolidated subsidiaries	1,206	3,666	1	(4,873)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	986	(7,698)	(12,001)	(4,873)	(23,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(711)	(1,889)	(18)	—	(2,618)
Gold production royalty payments	—	—	(10,159)	—	(10,159)
Net intercompany financing activity	9,333	(24,940)	7,607	8,000	—
Other	(34)	—	—	—	(34)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,588	(26,829)	(2,570)	8,000	(12,811)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,991)	(5,603)	16,434	—	(160)
Cash and cash equivalents at beginning of period	124,695	27,259	53,914	—	205,868
Cash and cash equivalents at end of period	$113,704	$21,656	$70,348	$—	$205,708

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(7,802)	$26,470	$30,419	$(17,821)	$31,266
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(278)	(7,805)	(8,701)	—	(16,784)
Purchase of short-term investments and equity securities	(2,089)	—	—	—	(2,089)
Sales and maturities of short-term investments	—	2,842	14	—	2,856
Acquisitions, net of cash acquired	(12,005)	(1,824)	—	—	(13,829)
Other	—	—	74	—	74
Investments in consolidated subsidiaries	(11,641)	(180)	—	11,821	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,013)	(6,967)	(8,613)	11,821	(29,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(12,398)	(666)	(210)	—	(13,274)
Gold production royalty payments	—	—	(11,351)	—	(11,351)
Net intercompany financing activity	12,012	(14,657)	(3,355)	6,000	—
Other	(77)	—	—	—	(77)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(463)	(15,323)	(14,916)	6,000	(24,702)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,278)	4,180	6,890	—	(23,208)
Cash and cash equivalents at beginning of period	211,664	899	56,570	—	269,133
Cash and cash equivalents at end of period	$177,386	$5,079	$63,460	$—	$245,925

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$281,724	$200,046	$—	$481,770
COSTS AND EXPENSES
Costs applicable to sales(1)	—	197,475	156,922	—	354,397
Amortization	1,493	61,422	44,645	—	107,560
General and administrative	23,690	25	264	—	23,979
Exploration	1,796	3,370	4,791	—	9,957
Pre-development, reclamation, and other	3,437	4,354	6,177	—	13,968
Total costs and expenses	30,416	266,646	212,799	—	509,861
Fair value adjustments, net	1,178	596	1,883	—	3,657
Other, net	3,108	(2,892)	(11,681)	(2,792)	(14,257)
Interest expense, net of capitalized interest	(29,389)	(771)	(6,577)	2,792	(33,945)
Total other income (expense), net	(25,103)	(3,067)	(16,375)	—	(44,545)
Loss before income and mining taxes	(55,519)	12,011	(29,128)	—	(72,636)
Income and mining tax (expense) benefit	4,011	(2,836)	7,276	—	8,451
Total loss after income and mining taxes	(51,508)	9,175	(21,852)	—	(64,185)
Equity income (loss) in consolidated subsidiaries	(12,677)	491	—	12,186	—
NET INCOME (LOSS)	$(64,185)	$9,666	$(21,852)	$12,186	$(64,185)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(3,744)	(2,751)	—	2,751	(3,744)
Reclassification adjustments for impairment of marketable securities	2,028	2,028	—	(2,028)	2,028
Reclassification adjustments for realized loss on sale of marketable securities	904	904	—	(904)	904
Other comprehensive income (loss)	(812)	181	—	(181)	(812)
COMPREHENSIVE INCOME (LOSS)	$(64,997)	$9,847	$(21,852)	$12,005	$(64,997)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$199,716	$295,417	$—	$495,133
COSTS AND EXPENSES
Costs applicable to sales(1)	—	149,223	202,269	—	351,492
Amortization	1,298	50,565	71,971	—	123,834
General and administrative	31,019	5	785	—	31,809
Exploration	2,592	7,819	5,546	—	15,957
Pre-development, reclamation, and other	532	2,958	16,529	—	20,019
Total costs and expenses	35,441	210,570	297,100	—	543,111
OTHER INCOME (EXPENSE), NET			.
Fair value adjustments, net	1,008	1,835	(6,454)	—	(3,611)
Other, net	2,921	(4,881)	(2,886)	(2,081)	(6,927)
Interest expense, net of capitalized interest	(28,557)	(660)	(9,844)	2,081	(36,980)
Total other income (expense), net	(24,628)	(3,706)	(19,184)	—	(47,518)
Loss before income and mining taxes	(60,069)	(14,560)	(20,867)	—	(95,496)
Income and mining tax (expense) benefit	1,076	(629)	18,203	—	18,650
Total loss after income and mining taxes	(58,993)	(15,189)	(2,664)	—	(76,846)
Equity income (loss) in consolidated subsidiaries	(17,853)	480	—	17,373	—
NET INCOME (LOSS)	$(76,846)	$(14,709)	$(2,664)	$17,373	$(76,846)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(1,487)	(1,451)	—	1,451	(1,487)
Reclassification adjustments for impairment of marketable securities	2,828	2,828	—	(2,828)	2,828
Reclassification adjustments for realized loss on sale of marketable securities	238	238	—	(238)	238
Other comprehensive income (loss)	1,579	1,615	—	(1,615)	1,579
COMPREHENSIVE INCOME (LOSS)	$(75,267)	$(13,094)	$(2,664)	$15,758	$(75,267)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(73,276)	$80,313	$49,905	$12,186	69,128
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(181)	(30,791)	(34,186)	—	(65,158)
Purchase of short-term investments and equity securities	(1,876)	—	—	—	(1,876)
Sales and maturities of short-term investments	12	446	71	—	529
Acquisitions, net of cash acquired	(111,290)	—	—	—	(111,290)
Other	(1,767)	212	217	—	(1,338)
Investments in consolidated subsidiaries	(14,477)	4,490	117	9,870	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(129,579)	(25,643)	(33,781)	9,870	(179,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	3,500	—	153,500
Payments on debt, capital leases, and associated costs	(62,579)	(5,592)	(9,667)	—	(77,838)
Gold production royalty payments	—	—	(30,281)	—	(30,281)
Net intercompany financing activity	19,306	(33,203)	35,953	(22,056)	—
Other	(529)	—	—	—	(529)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	106,198	(38,795)	(495)	(22,056)	44,852
NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,657)	15,875	15,629	—	(65,153)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$113,704	$21,656	$70,348	$—	$205,708

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(80,218)	$35,612	$79,670	$17,373	$52,437
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,329)	(21,420)	(21,327)	—	(44,076)
Purchase of short-term investments and equity securities	(49,994)	(429)	—	—	(50,423)
Sales and maturities of short-term investments	—	3,399	14	—	3,413
Acquisitions, net of cash acquired	(12,004)	(4,075)	—	—	(16,079)
Other	—	4	57	—	61
Investments in consolidated subsidiaries	67,353	(480)	—	(66,873)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,026	(23,001)	(21,256)	(66,873)	(107,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	—	—	153,000
Payments on debt, capital leases, and associated costs	(15,997)	(3,209)	(1,030)	—	(20,236)
Gold production royalty payments	—	—	(38,379)	—	(38,379)
Net intercompany financing activity	(20,018)	(5,314)	(24,168)	49,500	—
Other	(483)	—	—	—	(483)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	116,502	(8,523)	(63,577)	49,500	93,902
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,310	4,088	(5,163)	—	39,235
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$177,386	$5,079	$63,460	$—	$245,925

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,704	$21,656	$70,348	$—	$205,708
Receivables	91	11,472	82,036	—	93,599
Ore on leach pads	—	68,695	—	—	68,695
Inventory	—	45,123	52,986	—	98,109
Deferred tax assets	393	—	6,804	—	7,197
Prepaid expenses and other	2,473	2,538	13,420	—	18,431
	116,661	149,484	225,594	—	491,739
NON-CURRENT ASSETS
Property, plant and equipment, net	4,844	133,967	122,232	—	261,043
Mining properties, net	—	218,676	632,914	—	851,590
Ore on leach pads	—	39,685	—	—	39,685
Restricted assets	2,669	381	4,953	—	8,003
Equity securities	476	2,737	—	—	3,213
Receivables	—	—	27,507	—	27,507
Deferred tax assets	33,807	—	30,552	—	64,359
Net investment in subsidiaries	455,689	42,106	—	(497,795)	—
Other	53,600	9,412	2,124	(53,602)	11,534
TOTAL ASSETS	$667,746	$596,448	$1,045,876	$(551,397)	$1,758,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,359	$21,793	$26,538	$—	$49,690
Accrued liabilities and other	9,976	15,868	12,485	—	38,329
Debt	1,000	8,978	1,797	—	11,775
Royalty obligations	—	4,158	29,282	—	33,440
Reclamation	—	3,957	504	(1,151)	3,310
Deferred tax liabilities	7,142	848	88	—	8,078
	19,477	55,602	70,694	(1,151)	144,622
NON-CURRENT LIABILITIES
Debt	520,801	5,712	61,300	(53,602)	534,211
Royalty obligations	—	6,781	—	—	6,781
Reclamation	—	64,786	22,072	1,151	88,009
Deferred tax liabilities	53,324	12,643	156,842	—	222,809
Other long-term liabilities	3,247	3,752	40,857	—	47,856
Intercompany payable (receivable)	(643,488)	397,419	246,069	—	—
	(66,116)	491,093	527,140	(52,451)	899,666
STOCKHOLDERS’ EQUITY
Common stock	1,370	250	129,991	(130,241)	1,370
Additional paid-in capital	2,983,423	179,553	1,896,047	(2,075,600)	2,983,423
Accumulated deficit	(2,266,788)	(127,424)	(1,577,996)	1,705,420	(2,266,788)
Accumulated other comprehensive income (loss)	(3,620)	(2,626)	—	2,626	(3,620)
	714,385	49,753	448,042	(497,795)	714,385
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,746	$596,448	$1,045,876	$(551,397)	$1,758,673

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contracts
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At September 30, 2015, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalties
The Company acquired the Rochester property from ASARCO, a subsidiary of Grupo Mexico S.A. de C.V., in 1983. The Company is obligated to pay a NSR royalty interest to ASARCO when the market price of silver equals or exceeds $24.50 per ounce up to a maximum rate of 5% with the condition that Rochester achieves positive cash flow for the applicable year. If cash flow at Rochester is negative in any calendar year, the maximum royalty payable is $250,000. Royalty expense was nil for the three and nine months ended September 30, 2015 and 2014, respectively.
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At September 30, 2015, a total of 26.2 million silver equivalent ounces remain outstanding under the obligation.
Palmarejo Gold Production Royalty and Gold Stream
On January 21, 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico (excluding production from the recently acquired Paramount properties). The royalty agreement provides for a minimum obligation of 4,167 ounces per month over an initial eight-year period for a total of 400,000 ounces of gold.
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana will receive a $22.0 million deposit toward future deliveries under the gold stream agreement, payable in five quarterly payments. Payments of $4.0 million and $14.0 million were received in the three and nine months ended September 30, 2015, respectively.
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
Bolivian Temporary Restriction on Mining above 4,400 Meters
On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The referenced studies have been completed and officially submitted to the Bolivian mining technical authorities. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives. The Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Cooperative Reserva Fiscal, with which the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed limited mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Mining in other areas above the 4,400 meter level continues to be suspended.
The suspension may reduce production until the Company is able to resume mining above 4,400 meters. It is uncertain at this time how long the suspension will remain in place, although the COMIBOL resolution explicitly provides for the conclusion of the stability studies as the milestone for lifting the restriction and the Company has engaged with COMIBOL to find the appropriate time to resume mining activities. If COMIBOL decides to restrict access above the 4,400 meter level on a permanent basis, the Company may need to write down the carrying value of the asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.
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
NOTE 20 – SUBSEQUENT EVENTS
On November 2, 2015, the Company and certain of the Term Loan lenders entered into a Consent under Credit Agreement.
On November 2, 2015, the Company entered into a privately-negotiated agreement to exchange approximately $54.0 million aggregate principal amount of its Senior Notes for an estimated 14.4 million shares, but no more than 14.7 million shares, of its common stock.

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
Third Quarter Highlights

•	Metal sales of $160.9 million and royalty revenue of $1.6 million

•	Production of 9.0 million silver equivalent ounces, consisting of 3.8 million silver ounces and 85,769 gold ounces

•
Costs applicable to sales were $12.22 per silver equivalent ounce ($11.14 per silver equivalent ounce using average realized price equivalency) and $808 per gold equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $15.41 per silver equivalent ounce ($13.35 per silver equivalent ounce using average realized price equivalency) (see "Non-GAAP Financial Performance Measures")

•	Raised 2015 production guidance and lowered 2015 cost guidance

•	General and administrative expenses reduced to $6.7 million

•	Adjusted net loss of $21.8 million or $0.16 per share (see "Non-GAAP Financial Performance Measures")

•	Capital expenditures of $23.9 million, including $4.1 million of development capital at Guadalupe and $5.3 million for tunnel development to the high-grade Independencia underground mine at Palmarejo

•	Cash and cash equivalents of $205.7 million
Consolidated Performance
Net loss was $14.2 million for the three months ended September 30, 2015 compared to Net income of $3.5 million for the three months ended September 30, 2014.  The Net loss in the three months ended September 30, 2015 is primarily due to lower silver ounces sold, lower average realized silver and gold prices and less favorable fair value adjustments, partially offset by lower costs applicable to sales per silver and gold ounce, higher gold ounces sold, and lower exploration costs.
The Company produced 3.8 million ounces of silver and 85,769 ounces of gold in the three months ended September 30, 2015, compared to 4.3 million ounces of silver and 64,989 ounces of gold in the three months ended September 30, 2014. Silver production decreased due to lower throughput at Palmarejo and San Bartolomé, partially offset by higher grade and tons placed at Rochester. Gold production increased in the three months ended September 30, 2015 due to the acquisition of Wharf and higher throughput at Kensington.
Costs applicable to sales were $12.22 per silver equivalent ounce and $808 per gold equivalent ounce in the three months ended September 30, 2015, compared to $14.71 per silver equivalent ounce and $937 per gold equivalent ounce in the three months ended September 30, 2014. Costs applicable to sales per silver equivalent ounce decreased in the three months ended September 30, 2015 due to lower unit costs at Palmarejo and Rochester. Costs applicable to sales per gold equivalent ounce decreased in the three months ended September 30, 2015 due to lower unit costs at Kensington and the addition of Wharf.

Net loss was $64.2 million for the nine months ended September 30, 2015 compared to Net loss of $76.8 million for the nine months ended September 30, 2014.  The lower Net loss in the nine months ended September 30, 2015 is primarily due to higher gold ounces sold, lower costs applicable to sales per silver and gold ounce, lower general and administrative expenses, lower pre-development expenses related to La Preciosa, and favorable fair value adjustments, partially offset by lower silver ounces sold and lower average realized silver and gold prices.
The Company produced 11.9 million ounces of silver and 236,358 ounces of gold in the nine months ended September 30, 2015, compared to 12.9 million ounces of silver and 184,850 ounces of gold in the nine months ended September 30, 2014. Silver production decreased due to lower throughput at Palmarejo and San Bartolomé, partially offset by higher grade and tons placed at Rochester. Gold production increased in the nine months ended September 30, 2015 due to the acquisition of Wharf and higher throughput at Kensington.
Costs applicable to sales were $13.11 per silver equivalent ounce and $810 per gold equivalent ounce in the nine months ended September 30, 2015, compared to $14.10 per silver equivalent ounce and $977 per gold ounce in the nine months ended September 30, 2014. Costs applicable to sales per silver equivalent ounce decreased in the nine months ended September 30, 2015 due to lower unit costs at Rochester and Palmarejo. Costs applicable to sales per gold equivalent ounce decreased in the nine months ended September 30, 2015 due to lower unit costs at Kensington and the addition of Wharf.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Silver ounces produced	3,826,439	4,338,484	11,928,961	12,876,643
Gold ounces produced	85,769	64,989	236,358	184,850
Silver equivalent ounces produced(1)	8,972,579	8,237,824	26,110,441	23,967,643
Silver ounces sold	4,045,357	4,251,904	12,142,892	12,716,919
Gold ounces sold	91,118	69,541	243,851	189,869
Silver equivalent ounces sold(1)	9,512,459	8,424,364	26,773,958	24,109,059
Average realized price per silver ounce	$14.66	$19.46	$15.89	$19.76
Average realized price per gold ounce	$1,116	$1,260	$1,162	$1,272
Costs applicable to sales per silver equivalent ounce(1)(3)	$12.22	$14.71	$13.11	$14.10
Costs applicable to sales per realized silver equivalent ounce(2)(3)	$11.14	$14.35	$12.22	$13.77
Costs applicable to sales per gold equivalent ounce(1)(3)	$808	$937	$810	$977
All-in sustaining costs per silver equivalent ounce(1)(3)	$15.41	$18.86	$16.50	$19.33
All-in sustaining costs per realized silver equivalent ounce(2)(3)	$13.35	$18.14	$14.74	$18.68

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.

(3)	See "Non-GAAP Financial Performance Measures."

2015 Outlook Update

For 2015, the Company raised its production expectation to 33.7 - 36.4 million silver equivalent ounces, consisting of 15.2 - 16.1 million silver ounces and 309,000 - 338,000 gold ounces, compared to 2015 original guidance of 31.8 - 34.8 million silver equivalent ounces or 14.8 -16.0 million ounces of silver and 284,000 - 313,000 ounces of gold.  We now expect lower 2015 all-in sustaining costs of $16.50 - $17.00 per silver equivalent ounce compared to original 2015 guidance of $17.50 - $18.50 per silver equivalent ounce.  Capital spending guidance is expected to be $95 - $105 million compared to original 2015 guidance of $90 - $105 million.  General and administrative expense guidance, including share-based compensation, is expected to be $33 - $35 million, compared to original 2015 guidance of $36 - $39 million.  Exploration expense is expected to be $13 - $16 million compared to original 2015 guidance of $10 - $12 million.
Consolidated Financial Results

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Revenue
Metal sales decreased $8.4 million, as lower average realized silver and gold prices and lower silver ounces sold were partially offset by higher gold ounces sold. The Company realized average silver and gold prices of $14.66 per ounce and $1,116 per ounce, respectively, compared with average realized prices of $19.46 per ounce and $1,260 per ounce, respectively. The Company sold 4.0 million silver ounces and 91,118 gold ounces, compared to sales of 4.3 million silver ounces and 69,541 gold ounces. Silver contributed 37% of sales and gold contributed 63%, compared to 49% of sales from silver and 51% from gold. Royalty revenue increased $1.0 million, primarily due to commencement of production at the Correnso mine in New Zealand.
Costs Applicable to Sales
Costs applicable to sales decreased $5.7 million, primarily due to lower unit costs at Palmarejo, partially offset by higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $6.5 million, or 15.5%, due to lower amortizable mineral interests and mining equipment, partially offset by the Wharf acquisition.
Expenses
General and administrative expenses decreased $1.8 million, or 21.4%, primarily due to lower compensation and professional services costs.
Exploration expense decreased $4.5 million, or 67.9%, due to lower spending at Kensington and Palmarejo.
Pre-development, reclamation, and other expenses increased $0.7 million, or 16.4%, primarily due to the Wharf acquisition.
Other Income and Expenses
Non-cash fair value adjustments, net, were a gain of $5.8 million compared to a gain of $16.1 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation, as well as changes in current metal prices impacting silver put spreads in 2014.
Interest expense (net of capitalized interest of $0.9 million) increased 7.1% to $12.4 million primarily due to interest expense associated with additional borrowings.
Other, net was a loss of $8.9 million, compared to a loss of $1.3 million, primarily due to changes in foreign currency exchange rates.
Income and Mining Taxes
During the third quarter of 2015, the Company reported estimated income and mining tax benefit of $8.3 million, for an effective tax rate of 36.7%. Estimated income and mining tax benefit during the third quarter of 2014 was $16.6 million, for an effective tax rate of 126.0%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit by significant jurisdiction:

	Three months ended September 30, 2015		Three months ended September 30, 2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(16,168)	$(1,080)	$(14,954)	$739
Argentina	(731)	(2)	(935)	1,539
Mexico	(1,412)	11,951	(283)	17,003
Bolivia	(4,483)	(1,029)	3,199	(2,969)
Other jurisdictions	315	(1,580)	(144)	271
	$(22,479)	$8,260	$(13,117)	$16,583

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Revenue
Metal sales decreased by $16.3 million, or 3.3%, to $476.4 million due to lower average realized silver and gold prices and lower silver ounces sold, partially offset by higher gold ounces sold. The Company realized average silver and gold prices of $15.89 per ounce and $1,162 per ounce, respectively, compared with average realized prices of $19.76 per ounce and $1,272 per ounce, respectively. The Company sold 12.1 million silver ounces and 243,851 gold ounces, compared to sales of 12.7 million silver ounces and 189,869 gold ounces. Silver contributed 40% of sales and gold contributed 60%, compared to 51% of sales from silver and 49% from gold. Royalty revenue increased $3.0 million due to commencement of production at the Correnso mine, as well as higher production from the Cerro Bayo and El Gallo mines.
Costs Applicable to Sales
Costs applicable to sales increased by $2.9 million, or 0.8%, to $354.4 million. The increase in costs applicable to sales is primarily due to higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $16.3 million, or 13.1%, primarily due to lower amortizable mineral interests and mining equipment, partially offset by higher silver equivalent production.
Expenses
General and administrative expenses decreased $7.8 million, or 24.6%, primarily due to lower compensation and professional services costs.
Exploration expense decreased $6.0 million, or 37.6%, due to lower spending at Kensington, Rochester, and Palmarejo.
Pre-development, reclamation, and other expenses decreased 30.2% to $14.0 million, primarily due to La Preciosa feasibility study costs in 2014.
Other Income and Expenses
Non-cash fair value adjustments, net, were a gain of $3.7 million compared to a loss of $3.6 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty, the Rochester 3.4% NSR royalty obligation, and an other-than-temporary impairment of strategic equity investments in 2014.
Interest expense (net of capitalized interest of $2.7 million) decreased to $33.9 million from $37.0 million primarily due to the write-off of costs associated with the termination of a former revolving credit facility in 2014, lower accretion of the Palmarejo gold production royalty obligation, and higher capitalized interest, partially offset by interest expense associated with additional borrowings.
Other, net increased by $7.3 million to expense of $14.3 million, compared to expense of $6.9 million, primarily due to changes in foreign currency exchange rates.
Income and Mining Taxes
During the first nine months of 2015, the Company reported estimated income and mining tax benefit of approximately $8.5 million, for an effective tax rate of 11.6%. Estimated income and mining tax benefit during the first nine months of 2014 was $18.7 million, for an effective tax rate of 19.5%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(46,640)	$1,123	$(75,168)	$447
Argentina	(2,083)	(3)	(3,828)	5,622
Mexico	(16,666)	11,234	(28,999)	20,831
Bolivia	(8,081)	(2,240)	11,848	(7,937)
Other jurisdictions	834	(1,663)	651	(313)
	$(72,636)	$8,451	$(95,496)	$18,650

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.

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
Results of Operations
Palmarejo

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Tons milled	427,635	518,212	1,315,394	1,624,275
Silver ounces produced	1,422,066	1,532,607	4,023,077	5,114,237
Gold ounces produced	22,974	22,514	56,596	71,436
Silver equivalent ounces produced	2,800,506	2,883,447	7,418,837	9,400,397
Costs applicable to sales/oz(1)	$11.66	$15.22	$13.61	$14.18
Costs applicable to sales/oz(2)	$10.25	$14.67	$12.38	$13.72

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio. See Non-GAAP Financial Performance Measures.

(2)	Equivalent ounces calculated using average realized prices. See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Silver equivalent production decreased 3% due to lower mill throughput mostly offset by higher silver and gold grades. Metal sales were $49.2 million, or 31% of Coeur's metal sales, compared with $61.4 million, or 36% of Coeur's metal sales, due to lower production and the addition of Wharf. Costs applicable to sales per ounce decreased as a result of lower waste mining, diesel, backfill, and other consumables costs, as well as favorable U.S. dollar exchange rates. Amortization decreased to $8.6 million compared to $16.5 million due to lower amortizable mineral interests and mining equipment. Capital expenditures increased to $10.5 million compared to $5.9 million due to underground development of the Guadalupe and Independencia deposits.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Silver equivalent production decreased 21% due to lower mill throughput as the mine continues its transition to a lower tonnage, high grade underground operation. Metal sales were $127.5 million, or 27% of Coeur's metal sales, compared with $201.8 million, or 41% of Coeur's metal sales due to lower production and the addition of Wharf. Costs applicable to sales per ounce decreased as a result of lower waste mining, diesel, backfill, and other consumables costs, as well as favorable U.S. dollar exchange rates. Amortization decreased to $25.0 million compared to $53.2 million due to lower production and amortizable mineral interests and mining equipment. Capital expenditures increased to $30.4 million compared to $15.2 million due to underground development of the Guadalupe and Independencia deposits.

Rochester

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Tons placed	4,128,868	3,892,421	12,002,712	10,862,864
Silver ounces produced	1,086,189	1,156,060	3,524,130	3,018,660
Gold ounces produced	10,892	11,702	41,024	29,124
Silver equivalent ounces produced	1,739,709	1,858,180	5,985,570	4,766,100
Costs applicable to sales/oz(1)	$12.02	$14.80	$12.39	$14.58
Costs applicable to sales/oz(2)	$10.90	$14.41	$11.33	$14.21

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio. See Non-GAAP Financial Performance Measures.

(2)	Equivalent ounces calculated using average realized prices. See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Silver equivalent production decreased 6% as a result of timing of recoveries and lower gold grades, partially offset by higher silver grades and higher tons placed. Metal sales were $34.6 million, or 22% of Coeur’s metal sales, compared with $32.4 million, or 19% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to lower diesel and maintenance costs. Amortization was $6.7 million compared to $5.4 million. Capital expenditures were $5.3 million compared to $4.2 million.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Silver equivalent production increased 26% as a result of higher tons placed, higher silver grades, and timing of recoveries. Metal sales were $115.0 million, or 24% of Coeur’s metal sales, compared with $87.7 million, or 18% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to higher production, lower diesel costs, and lower consumption of other materials and supplies. Amortization was $19.0 million compared to $14.8 million due to higher production. Capital expenditures were $14.5 million compared to $9.1 million due to crusher expansion and Stage III buttress construction.

Kensington

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Tons milled	165,198	145,097	500,798	468,543
Gold ounces produced	28,799	30,773	92,553	84,290
Costs applicable to sales/oz(1)	$889	$937	$806	$977
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Gold production decreased 6% due to lower grade, partially offset by higher mill throughput. Metal sales were $30.5 million, or 19% of Coeur's metal sales, compared to $45.9 million, or 27% of Coeur’s metal sales due to the addition of Wharf. Costs applicable to sales per ounce decreased due to lower diesel and processing costs. Amortization was $8.5 million compared to $12.9 million due to lower amortizable mineral interests and mining equipment and lower production. Capital expenditures were $5.5 million compared to $3.6 million.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Gold production increased 10% due to higher grade and mill throughput. Metal sales were $117.0 million, or 25% of Coeur's metal sales, compared to $111.0 million, which represented 23% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production and lower diesel and processing costs. Amortization was $32.7 million compared to $35.2 million due to lower amortizable mineral interests and mining equipment, partially offset by higher production. Capital expenditures were $14.4 million compared to $12.3 million.

Wharf

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Tons placed	1,149,744	—	2,453,149	—
Silver ounces produced	19,365	—	38,701	—
Gold ounces produced	23,104	—	46,185	—
Gold equivalent ounces produced	23,427	—	46,830	—
Costs applicable to sales/oz(1)	$716	$—	$820	$—
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Gold equivalent production was 23,427 ounces at costs applicable to sales per gold equivalent ounce of $716. Metal sales were $28.0 million, or 17% of Coeur's metal sales.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Gold equivalent production was 46,830 ounces in the post-acquisition period to September 30, 2015 at costs applicable to sales per gold equivalent ounce of $820. Metal sales were $48.4 million, or 10% of Coeur's metal sales.

San Bartolomé

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Tons milled	373,201	471,938	1,237,384	1,295,287
Silver ounces produced	1,177,986	1,509,007	3,885,789	4,345,436
Costs applicable to sales/oz(1)	$14.55	$14.22	$14.19	$14.00
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Silver production decreased 22% due to a three-week shutdown in July as a result of political protests in Potosi, Bolivia. Silver sales were $17.4 million, or 11% of Coeur's metal sales, compared with $28.4 million, or 17% of Coeur's metal sales. Costs applicable to sales per ounce increased as a result of lower production and higher maintenance costs. The Company recently began purchasing high-grade supplemental ore from local sources to increase production and reduce costs per ounce. Amortization was $3.5 million compared to $5.1 million due to lower production. Capital expenditures were $1.8 million compared to $2.8 million.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Silver production decreased 11% due to a three-week shutdown in July as a result of political protests and lower grade. Silver sales were $62.3 million, or 13% of Coeur's metal sales, compared with $85.0 million, or 17% of Coeur's metal sales. Costs applicable to sales per ounce were generally consistent. Amortization was $13.5 million compared to $14.4 million due to lower production. Capital expenditures were $3.7 million compared to $5.9 million.

Coeur Capital

	Three months ended September 30,		Nine months ended September 30,
Endeavor Silver Stream	2015	2014	2015	2014
Tons milled	191,913	199,757	568,387	578,514
Silver ounces produced	120,833	140,810	457,264	398,310
Costs applicable to sales/oz(1)	$4.99	$7.71	$5.83	$7.90
(1) See Non-GAAP Financial Performance Measures

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Silver production decreased due to lower mill throughput and grade, resulting in metal sales of $1.3 million compared to $2.4 million. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $1.6 million compared to $0.6 million primarily due to production from Correnso in 2015. Amortization was $2.0 million compared to $1.6 million.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Silver production increased due to higher grade, partially offset by lower throughput, resulting in metal sales of $6.3 million compared to $7.2 million. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $5.4 million compared to $2.4 million primarily due to commencement of production from Correnso, as well as higher production from the Cerro Bayo and El Gallo. Amortization was $6.8 million compared to $4.7 million due to higher production.
Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three and nine months ended September 30, 2015 was $36.2 million and $69.1 million, compared to $31.3 million and $52.4 million for the three and nine months ended September 30, 2014, and was impacted by the following key factors:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated silver equivalent ounces sold	9,512,459	8,424,364	26,773,958	24,109,059
Average realized price per silver equivalent ounce(1)	$17.09	$20.29	$17.99	$20.54
Costs applicable to sales per consolidated silver equivalent ounce(1)	(12.64)	(14.95)	(13.24)	(14.58)
Operating margin per silver equivalent ounce	$4.45	$5.34	$4.75	$5.96
(1) Silver equivalent ounces calculated using a 60:1 silver to gold ratio. See Non-GAAP Financial Performance Measures.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2015	2014	2015	2014
Cash flow before changes in operating assets and liabilities	$28,551	$15,057	$63,819	$40,337
Changes in operating assets and liabilities:
Receivables and other current assets	11,011	7,446	11,225	18,297
Prepaid expenses and other	(2,055)	3,871	(3,222)	(687)
Inventories	5,380	9,698	10,713	(5,821)
Accounts payable and accrued liabilities	(6,650)	(4,806)	(13,407)	311
CASH PROVIDED BY OPERATING ACTIVITIES	$36,237	$31,266	$69,128	$52,437
Cash provided by operating activities increased $5.0 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by lower average realized price per silver equivalent ounce. Metal sales for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were $30.4 million lower due to lower average realized prices, partially offset by a $21.0 million increase due to higher silver equivalent ounces sold. The $7.7 million working capital decrease for the three months ended September 30, 2015 was primarily due to collection of accounts receivable, compared to the $16.2 million working capital decrease for the three months ended September 30, 2014, which was primarily due to collection of accounts receivable and a reduction in inventory.

Cash provided by operating activities increased $16.7 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by lower average realized prices. Metal sales for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were $70.1 million lower due to lower average realized price per silver equivalent ounce, partially offset by $53.6 million due to higher silver equivalent ounces sold. The $5.3 million working capital decrease for the nine months ended September 30, 2015 was primarily due to a reduction of inventory, compared to the $12.1 million working capital decrease for the nine months ended September 30, 2014, which was primarily due to collection of accounts receivable, partially offset by an increase in inventory.

Cash Used in Investing Activities
Net cash used in investing activities for the three months ended September 30, 2015 was $23.6 million compared to $29.8 million in the three months ended September 30, 2014, primarily due to the purchase of a pre-existing net smelter royalty on La Preciosa in 2014, partially offset by higher capital expenditures. The Company spent $23.9 million on capital expenditures in the three months ended September 30, 2015, compared with $16.8 million in the three months ended September 30, 2014. Capital expenditures in the three months ended September 30, 2015 were primarily related to underground development of the Guadalupe and Independencia deposits at Palmarejo as well as crusher expansion and Stage III buttress construction at Rochester, compared to underground development at Palmarejo and Kensington in the three months ended September 30, 2014.

Net cash used in investing activities for the nine months ended September 30, 2015 was $179.1 million compared to $107.1 million in the nine months ended September 30, 2014, primarily due to the acquisition of the Wharf gold mine and higher capital expenditures in 2015, partially offset by purchases of short-term investments in 2014. The Company spent $65.2 million on capital expenditures in the nine months ended September 30, 2015, compared with $44.1 million in the nine months ended September 30, 2014. Capital expenditures in the nine months ended September 30, 2015 were primarily related to underground development of the Guadalupe deposit at Palmarejo as well as crusher expansion and Stage III buttress construction at Rochester, compared to underground development at Palmarejo and Kensington in the nine months ended September 30, 2014.
Cash Used in (Provided by) Financing Activities
Net cash used in financing activities for the three months ended September 30, 2015 was $12.8 million compared to net cash used in financing activities of $24.7 million for the three months ended September 30, 2014. The decrease in cash used by financing activities in the three months ended September 30, 2015 is due to debt repurchases in 2014 and lower Palmarejo gold production royalty payments.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $44.9 million compared to $93.9 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company entered into a $50 million Short-term Loan which was subsequently repaid upon entering into the $100 million Term Loan. In the nine months ended September 30, 2014, the Company completed the follow-on offering of $150 million of Senior Notes.
On March 31, 2015, the Company entered into the Short-term Credit Agreement with The Bank of Nova Scotia. The Short-term Credit Agreement provided for the $50.0 million loan to the Company. On June 25, 2015, the loan was repaid in full and terminated.
On June 23, 2015, the Company and certain of its subsidiaries entered into the Term Loan Credit Agreement for the Term Loan. The Term Loan Credit Agreement provides for a five year, $100 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of the Term Loan under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan. Amounts repaid on the Term Loan may not be re-borrowed. The obligations under the Term Loan are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.

On November 2, 2015, the Company and certain of the Term Loan lenders entered into a Consent under Credit Agreement (the “Consent”). Additional information regarding the Consent is contained in Part II, Item 5 of this Report and is incorporated herein by reference. On November 2, 2015, the Company entered into a privately-negotiated agreement to exchange approximately $54.0 million aggregate principal amount of its Senior Notes for an estimated 14.4 million shares, but no more than 14.7 million shares, of its common stock (the "Exchange"). Additional information regarding the Exchange is contained in Part II, Item 5 of this Report and is incorporated herein by reference.

Other Liquidity Matters

The Company asserts that its earnings from the Mexican operations are indefinitely reinvested. Therefore, no provision has been made for United States federal and state income taxes on the Company's tax basis differences in Mexico, which primarily relate to accumulated foreign earnings that have been reinvested and are expected to be reinvested outside the United States indefinitely. The Company does not believe that the amounts reinvested will have a material impact on liquidity.

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, demonstrating consistent capital discipline, efficient management of working capital, liquidity maintenance efforts, identifying and implementing revenue enhancement opportunities, the transition to a lower tonnage, high grade underground operation at Palmarejo, tax positions, capital requirements, anticipated production, costs, and expenses, and estimated number of shares to be issued in the exchange transaction. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the "Risk Factors" section of the 2014 10-K and the risks and uncertainties discussed in this MD&A, (ii) the risk that the anticipated benefits of recent acquisitions are not realized, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold and silver and a sustained lower price environment, including the resulting impact on cash flows and debt covenant compliance, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix)  the absence of control over and reliance on third parties to operate mines in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (x) the loss of access to any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2015	2014	2015	2014
Net income (loss)	$(14,219)	$3,466	$(64,185)	$(76,846)
Fair value adjustments, net	(3,384)	(13,026)	(1,664)	1,299
Stock-based compensation	1,541	2,417	6,004	7,175
Impairment of marketable securities	483	1,092	2,028	4,614
Accretion of royalty obligation	1,063	1,374	3,525	4,984
Loss on debt extinguishment	—	—	271	—
Inventory adjustments	2,280	4,993	7,770	5,770
Revolving Credit Facility termination	—	—	—	3,035
Corporate reorganization costs	514	—	514	—
Transaction-related costs	—	—	2,112	—
Deferred tax asset valuation allowance	—	—	2,013	—
Foreign exchange impact on deferred taxes	(10,092)	(18,801)	(12,326)	(18,795)
Adjusted net income (loss)	$(21,814)	$(18,485)	$(53,938)	$(68,764)

Adjusted net income (loss) per share	$(0.16)	$(0.18)	$(0.43)	$(0.67)
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales ("CAS") and All-in sustaining costs ("AISC") to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and gold and assessing our operating performance and ability to generate free cash flow from operations. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Three Months Ended September 30, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$42,710	$33,935	$20,665	$1,384	$99,038	$33,472	$23,419	$56,891	$155,929
Amortization	8,617	8,499	3,526	909	21,551	8,499	5,642	14,141	35,692
Costs applicable to sales	$34,093	$25,436	$17,483	$475	$77,487	$24,973	$17,777	$42,750	$120,237
Silver equivalent ounces sold(1)	2,924,947	2,116,353	1,201,959	95,260	6,338,519				9,512,459
Gold equivalent ounces sold(1)						28,084	24,815	52,899
Costs applicable to sales per ounce(1)	$11.66	$12.02	$14.55	$4.99	$12.22	$889	$716	$808	$12.64

Costs applicable to sales per realized ounce(2)	$10.25	$10.90			$11.14				$10.95

Costs applicable to sales									$120,237
Treatment and refining costs									820
Sustaining capital									8,565
General and administrative									6,694
Exploration									2,112
Reclamation									4,493
Project/pre-development costs									3,648
All-in sustaining costs									$146,569
Silver equivalent ounces sold(1)									6,338,519
Kensington and Wharf silver equivalent ounces sold(1)									3,173,940
Consolidated silver equivalent ounces sold(1)									9,512,459
All-in sustaining costs per silver equivalent ounce(1)									$15.41

All-in sustaining costs per realized silver equivalent ounce(2)									$13.35

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.
Three Months Ended September 30, 2014

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$62,481	$29,077	$25,564	$1,998	$119,120	$47,555	$166,675
Amortization	16,493	5,359	5,117	909	27,878	12,887	40,765
Costs applicable to sales	$45,988	$23,718	$20,447	$1,089	$91,242	$34,668	$125,910
Silver equivalent ounces sold(1)	3,021,448	1,602,676	1,438,409	141,291	6,203,824		8,424,364
Gold equivalent ounces sold(1)						37,009
Costs applicable to sales per ounce(1)	$15.22	$14.80	$14.22	$7.71	$14.71	$937	$14.95

Costs applicable to sales per realized ounce(2)	$14.67	$14.41			$14.35		$14.38

Costs applicable to sales							$125,910
Treatment and refining costs							1,425
Sustaining capital							12,239
General and administrative							8,515
Exploration							6,587
Reclamation							2,041
Project/pre-development costs							2,154
All-in sustaining costs							$158,871
Silver equivalent ounces sold(1)							6,203,824
Kensington and Wharf silver equivalent ounces sold(1)							2,220,540
Consolidated silver equivalent ounces sold(1)							8,424,364
All-in sustaining costs per silver equivalent ounce(1)							$18.86

All-in sustaining costs per realized silver equivalent ounce(2)							$18.14

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.

Nine Months Ended September 30, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$123,692	$100,183	$69,254	$6,479	$299,608	$114,582	$43,543	$158,125	$457,733
Amortization	24,997	18,962	13,487	4,019	61,465	32,738	9,133	41,871	103,336
Costs applicable to sales	$98,695	$81,221	$55,767	$2,460	$238,143	$81,844	$34,410	$116,254	$354,397
Silver equivalent ounces sold(1)	7,252,519	6,557,312	3,931,214	422,253	18,163,298				26,773,958
Gold equivalent ounces sold(1)						101,565	41,946	143,511
Costs applicable to sales per ounce(1)	$13.61	$12.39	$14.19	$5.83	$13.11	$806	$820	$810	$13.24

Costs applicable to sales per realized ounce(2)	$12.38	$11.33			$12.22				$11.82

Costs applicable to sales									$354,397
Treatment and refining costs									3,837
Sustaining capital									33,110
General and administrative									23,979
Exploration									9,957
Reclamation									11,806
Project/pre-development costs									4,769
All-in sustaining costs									$441,855
Silver equivalent ounces sold(1)									18,163,298
Kensington and Wharf silver equivalent ounces sold(1)									8,610,660
Consolidated silver equivalent ounces sold(1)									26,773,958
All-in sustaining costs per silver equivalent ounce(1)									$16.50

All-in sustaining costs per realized silver equivalent ounce(2)									$14.74

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.
Nine Months Ended September 30, 2014

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$192,309	$77,641	$74,472	$5,835	$350,257	$121,579	$471,836
Amortization	53,196	14,835	14,430	2,721	85,182	35,162	120,344
Costs applicable to sales	$139,113	$62,806	$60,042	$3,114	$265,075	$86,417	$351,492
Silver equivalent ounces sold(1)	9,811,669	4,307,934	4,289,817	394,259	18,803,679		24,109,059
Gold equivalent ounces sold(1)						88,423
Costs applicable to sales per ounce(1)	$14.18	$14.58	$14.00	$7.90	$14.10	$977	$14.58

Costs applicable to sales per realized ounce(2)	$13.72	$14.21			$13.77		$14.10

Costs applicable to sales							$351,492
Treatment and refining costs							3,943
Sustaining capital							42,642
General and administrative							31,809
Exploration							15,957
Reclamation							5,918
Project/pre-development costs							14,153
All-in sustaining costs							$465,914
Silver equivalent ounces sold(1)							18,803,679
Kensington and Wharf silver equivalent ounces sold(1)							5,305,380
Consolidated silver equivalent ounces sold(1)							24,109,059
All-in sustaining costs per silver equivalent ounce(1)							$19.33

All-in sustaining costs per realized silver equivalent ounce(2)							$18.68

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Part I, Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company's profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. At September 30, 2015, the Company had no outstanding option contracts.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in most cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $0.4 million in the three months ended September 30, 2015.
At September 30, 2015, the Company had outstanding provisionally priced sales of 0.6 million ounces of silver and 39,069 ounces of gold at prices of $14.65 and $1,147, respectively. A 10% change in realized silver price would cause revenue to vary $0.8 million and a 10% change in realized gold price would cause revenue to vary $4.5 million.
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
As of September 30, 2015, a total of 45,996 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 19.5% at September 30, 2015. The fair value of the embedded derivative at September 30, 2015 was a liability of $9.0 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at September 30, 2015 to vary by $4.7 million.
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
Foreign Currency Hedging
To manage foreign currency risk, the Company may enter into forward foreign currency contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at September 30, 2015.
Additional information about the Company’s derivative financial instruments may be found in Note 10 -- Derivative Financial Instruments in the notes to the consolidated financial statements.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by it in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

(a)    On November 2, 2015, the Company and certain lenders of the Term Loan entered into a Consent under Credit Agreement (the “Consent”), which granted a consent under the Term Loan Credit Agreement to permit the redemption, prepayment, acquisition and cancellation of Senior Notes, in one or more transactions from time to time, with the proceeds from, or directly in exchange (including exchanges pursuant to Section 3(a)(9) of the Securities Act) for, the issuance of up to $100 million of the Company’s common stock during a period of twelve (12) months commencing on November 2, 2015 (collectively, the “Transactions”). Pursuant to the Consent, the lenders agreed that no default or event of default in respect of a breach of the Term Loan Credit Agreement would occur as a result of the Transactions. A copy of the Consent is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

Pursuant to a privately-negotiated agreement dated November 2, 2015, the Company agreed to exchange approximately $54.0 million aggregate principal amount of its Senior Notes for no more than 14.7 million shares of its common stock, par value $0.01 the (“Shares”). The Company expects to issue the Shares in two tranches by the end of November 2015, and it will issue the Shares pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

In April 2013, the Company issued four-year warrants (the “Warrants”) to purchase approximately 1.6 million shares of the Company's common stock at an exercise price of $30 per share. At the time of issuance, the Company listed the Warrants on the New York Stock Exchange (“NYSE”). On October 28, 2015, the Company received a notice from NYSE indicating that the Warrants are not in compliance with the NYSE's continued listing standard requiring the security to maintain an aggregate market value of not less than $1.0 million. Consequently, NYSE notified the Company that it has determined to commence proceedings to delist the Warrants pursuant to Section 802.01D of the NYSE Listed Company Manual and has suspended trading in the Warrants. To effect the delisting, NYSE will apply to the SEC to delist the Warrants pending completion of applicable procedures. Based on recent trading prices, the Company estimates the aggregate market value of the Warrants to be approximately $0.3 million.

Item 6.    Exhibits

10.1	Consent under Credit Agreement dated November 2, 2015 (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*    Management contract or compensatory plan or arrangement.
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 2, 2015	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	November 2, 2015	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 2, 2015	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)