Form 10-K
period 2015-12-31
Coeur Mining, Inc.
filed 2016-02-10
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
$777,662,184

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 9, 2016, 152,597,110 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur”,“the Company”, or "we") is a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in Mexico and Argentina. The Company operates the Palmarejo complex, the Rochester, Kensington, Wharf, and San Bartolomé mines, and also owns Coeur Capital, which is primarily comprised of the Endeavor silver stream, other precious metal royalties, and strategic investments.  The Company’s principal sources of revenue are its operating mines and the Endeavor silver stream.
Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d'Alene Mines Corporation. On May 16, 2013, Coeur changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), which has operated the underground and surface Palmarejo silver and gold mine (the “Palmarejo mine”) in Mexico since 2009. Palmarejo produced 5.1 million ounces of silver and 70,922 ounces of gold in 2015. The Company controls a large land position around its existing operations. In April 2015, the Company completed the acquisition of Paramount Gold and Silver Corp. ("Paramount"), and now owns 100% of Coeur San Miguel Corp., which owns the San Miguel project that is adjacent to Coeur's Palmarejo property. The combined property now consists of (1) the Palmarejo mine and mill; (2) the Guadalupe underground mine, located about 8 kilometers southeast of the Palmarejo mine; (3) the Independencia deposit, located approximately 800 meters northeast of the Guadalupe underground mine, and (4) other nearby deposits and exploration targets (together, the “Palmarejo complex”).

In 2009, Coeur Mexicana entered into a gold production royalty with a subsidiary of Franco-Nevada Corporation covering 50% of life of mine gold production for the portion of the Palmarejo complex owned by Coeur Mexicana prior to completion of the Paramount acquisition (the “Coeur Mexicana Property”). In 2014, Coeur Mexicana terminated the gold production royalty effective upon completion of the minimum ounce delivery requirement and subsequently entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation.

•
Coeur owns 100% of Coeur Rochester, Inc. ("Coeur Rochester"), which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. Rochester produced 4.6 million ounces of silver and 52,588 ounces of gold in 2015. Coeur Rochester is obligated to pay a 3.4% net smelter returns ("NSR") royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine.

•
Coeur owns 100% of Coeur Alaska, Inc. ("Coeur Alaska"), which operates the Kensington mine, an underground gold mine located north of Juneau, Alaska. The Kensington mine began commercial production in 2010. Kensington produced 126,266 ounces of gold in 2015.

•
Coeur owns 100% of Wharf Resources (U.S.A.) Inc. ("Wharf"), which operates the Wharf mine, an open-pit gold mine located near Lead, South Dakota. Wharf is located in the Black Hills mining district of South Dakota and has been in production for over 30 years, during which it has produced over 2.0 million ounces of gold. Coeur acquired Wharf in February 2015 from Goldcorp Inc. for cash consideration of $99.4 million. Wharf produced 78,132 ounces of gold post-acquisition in 2015.

•
Coeur owns 100% of Empresa Minera Manquiri S.A. ("Manquiri"), a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in 2008. San Bartolomé produced 5.4 million ounces of silver in 2015.

•
Coeur owns 100% of Coeur Capital, Inc. (“Coeur Capital”), which holds the Company's streaming and royalty interests, along with a portfolio of strategic equity investments. The Endeavor silver stream, pursuant to a 2005 purchase agreement, allows Coeur to buy 100% of silver production up to 20.0 million ounces from the Endeavor mine for an operating cost contribution of $1.00 for each ounce of payable silver, indexed annually for inflation, plus a further increment when the silver price exceeds $7.00 per ounce. The Endeavor mine, operated by Cobar Operations Pty. Limited, is an underground zinc, lead, and silver mine which has been in operation since 1983. Endeavor produced 0.6 million ounces of silver in 2015. At December 31, 2015, the Company has received a total of 6.0 million ounces under the streaming agreement.

Coeur Capital also holds a tiered royalty on McEwen Mining Inc.’s El Gallo complex in Mexico, currently paying a 3.5% NSR royalty, a 1.5% NSR royalty on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, a 2.0% NSR royalty on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and other non-producing royalties.

•
Coeur owns an 80% interest in a 2.5% royalty on OceanaGold Corporation's Correnso mine in New Zealand. Coeur has entered into an agreement to acquire the remaining 20% interest, which is expected to be completed in 2016.

•	Coeur owns 100% of the La Preciosa silver-gold exploration project in the State of Durango, Mexico.

•	Coeur owns 100% of the Joaquin silver-gold exploration project located in the Santa Cruz province of southern Argentina.

•
Coeur owns 100% of Coeur Argentina S.R.L., which operated the Martha mine located in Argentina through 2012. In February 2016, the Company entered into an agreement to sell the Martha mine assets and properties for total consideration of $3.0 million. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2016.

The Company also has interests in exploration stage properties located in the United States, Chile, Argentina, Bolivia, and Mexico with no mineable ore reserves. For financial and geographic information regarding our operating segments, see Note 3 to the consolidated financial statements.
SILVER AND GOLD PRICES
The Company’s operating results are substantially dependent upon the market prices of silver and gold, which fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth the high and low prices of silver based on the London Bullion Market Association ("LBMA") Silver Price, formerly known as the silver fix, and gold based on the PM LBMA Gold Price, formerly known as the PM gold fix:

	Year Ended December 31,
	2015		2014		2013
	High	Low	High	Low	High	Low
Silver	$18.23	$13.71	$22.05	$15.28	$32.23	$18.61
Gold	$1,296	$1,049	$1,385	$1,142	$1,694	$1,192
MARKETING
All of the Company's mining operations produce silver and gold in doré form except the Kensington and Wharf mines, which produce gold in various concentrate forms. The Endeavor mine, in which Coeur Capital holds a silver stream, produces lead and zinc concentrates with a high silver content, from which the Company recovers its payable silver ounces. The Company uses a geographically diverse group of third-party refiners and smelters in the United States, China, and Japan.
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has eleven trading counterparties and the sales of metals to these companies amounted to approximately 74%, 63%, and 72% of total metal sales for the years ended December 31, 2015, 2014, and 2013, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and availability of alternative trading counterparties.
The Company's concentrate produced by the Kensington mine is sold to smelters under purchase and sale agreements, and the smelters pay the Company for the gold and silver recovered from the concentrates. The Company currently sells concentrate to three smelters, and sales to these companies amounted to approximately 26%, 37%, and 28% of total metal sales for the years ended December 31, 2015, 2014, and 2013, respectively. While the loss of any one smelter may have a material adverse effect if alternate smelters are not available, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
HEDGING ACTIVITIES
The Company’s strategy is to provide stockholders with exposure to silver and gold prices by selling silver and gold production at market prices. The Company may enter into derivative contracts to protect the selling price for certain anticipated silver and gold production and to manage risks associated with foreign currencies. For additional information see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 12 -- Derivative Financial Instruments in the notes to the consolidated financial statements.

GOVERNMENT REGULATION
General
The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2015, $82.1 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $3.2 million was accrued at December 31, 2015. These amounts are included in Reclamation on the Consolidated Balance Sheet.
Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations, tailings, and waste disposal areas as well as upon mine closure in Alaska, Nevada, and South Dakota under federal and state environmental laws and regulations, including, without limitation, the Clean Water Act (“CWA”) and state law equivalents. Air emissions are subject to the Clean Air Act and its state equivalents as well. Additionally, the Company is subject to other federal and state environmental laws relating to the operation and closure of the Company’s mine sites. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in federal or state laws or regulations could have a material adverse effect upon the Company and its results of operations.
Proposed U.S. Mining Legislation
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
Any such reform of the Mining Law or BLM and U.S. Forest Service regulations thereunder could increase the costs of mining activities on unpatented mining claims, or could materially impair the ability of the Company to develop or continue operations which derive ore from federal lands, and as a result, could have an adverse effect on the Company and its results of operations. Until such time, if any, as new reform legislation or regulations are enacted, the ultimate effects and costs of compliance on the Company cannot be estimated.

Foreign Government Regulations
Bolivia, where the San Bartolomé mine is located, and Mexico, where the Palmarejo complex and the La Preciosa exploration project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé mine and Palmarejo complex as currently conducted, and has received all permits necessary for its exploration activities at the La Preciosa exploration project.
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
The Company does not directly hold any interest in mining properties in Australia. However, the Company owns a silver stream on CBH Resources Ltd.'s ("CBH") Endeavor mine. CBH is responsible for the mining operation and compliance with laws and regulations, and the Company is not responsible for compliance. The Company is, however, at risk for any production stoppages resulting from non-compliance. CBH’s mining property is subject to a range of laws and regulations pertaining to the protection of the air, surface water, ground water, noise, site rehabilitation and the environment in general, as well as the occupational health and safety of the work force, labor standards and the socio-economic impacts of mining facilities among local communities. In addition, the various federal and state native title laws and regulations recognize and protect the rights and interests in Australia of Aboriginal and Torres Strait Islander people in land and waters and may restrict mining and exploration activity and/or result in additional costs. CBH is required to deal with a number of governmental departments in connection with the development and exploitation of its mining property. The Company is not aware of any substantial non-compliance with applicable laws and regulations to which CBH is subject in Australia.
Maintenance of Claims
United States
At mining properties in the United States, including the Rochester, Kensington, and Wharf mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law, it is necessary to pay to the Secretary of the Interior, on or before September 1st of each year, a claim maintenance fee of $155 per unpatented claim. This claim maintenance fee is in lieu of the assessment work requirement contained in applicable mining laws. In addition, Nevada holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $8.50 per claim. In South Dakota, holders of unpatented mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $0.25 per claim. For unpatented claims in Alaska, the Company is required to pay a variable, annual rental fee based on the age of the claim and must perform annual labor or make an annual payment in lieu of annual labor. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes.
Mexico
In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining, which belongs to the Ministry of Economy of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including ejidos (communal owners of land recognized by the federal laws in Mexico), villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year, evidencing previous calendar year mining investment and works. Annual reports, detailing production results, must be submitted by January 30 for each concession bearing production and all concessions over six years of age. Bi-annual mining duties are payable in January and July of each year and, based on amount of surface of each mining concession, holders of mining concessions must also pay annually and no later than the last business day of March a special mining fee based on 7.5% of the income before interest and certain other permitted deductions derived from the transfer or sale of minerals, plus 0.5% of gross revenues from sales of gold, silver and platinum. Failure to pay any of these duties and submit the required reports could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, such as filing technical reports and ground support.

Bolivia
The Bolivian state owns the mining rights at San Bartolomé. The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying manager of all of the mining rights relating to the San Bartolomé mine. Bolivia’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment to several Potosí cooperatives. The cooperatives have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts. In addition to those agreements with the cooperatives, Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé mine. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see "Item 2. Properties - Silver and Gold Mining Properties, Bolivia-San Bartolomé."
Argentina
In Argentina, minerals are owned by the provincial governments, which impose a maximum 3% mine-mouth royalty on mineral production. The first step in acquiring mining rights is filing an exploration permit, or cateo, which gives exclusive prospecting rights for the requested area for a period of time, generally up to three years. The maximum size of each cateo is 10,000 hectares; a maximum of 20 cateos, or 200,000 hectares, can be held by a single entity in any one province.
The holder of a cateo has exclusive right to establish a discovery concession ("Manifestacion de Descubrimiento" or “MD”) on that cateo, but MDs can also be set without a cateo on any land not covered by another party's cateo. MDs are filed as either a vein or disseminated discovery. A square protection zone can be declared around the discovery of up to 840 hectares for a vein MD, or up to 7,000 hectares for a disseminated MD. The protection zone grants the discoverer exclusive rights for an indefinite period, during which the discoverer must provide an annual report presenting a program of exploration work and investments related to the protection zone. An MD can be upgraded to an exploitation concession ("Concesion de Explotacion" or "Mina"), which gives the holder the right to begin commercial extraction of minerals.
Australia
In Australia, minerals in the ground are owned by the state until severed from the ground through mining operations. At the Endeavor mining property operated by CBH, operations are conducted on designated mining leases issued by the relevant state government mining department. Mining leases are issued for a specific term and include a range of environmental and other conditions including the payment of production royalties, annual lease fees and the use of cash or a bank guarantee as security for reclamation liabilities. The amounts required to be paid to secure reclamation liabilities are determined on a case by case basis. In addition, according to public sources, CBH holds a range of exploration titles and permits, which are also issued by the respective state government mining departments for specified terms and require payment of annual fees and completion of designated expenditure programs to maintain title.
EMPLOYEES
The number of full-time employees of the Company at December 31, 2015 was:

U.S. Corporate and Other	69
Wharf Mine	197
Rochester Mine	301
Kensington Mine	321
San Bartolomé Mine(1)	352
Palmarejo Complex	765
Total	2,005

(1)
The Company maintains a labor agreement in South America with Sindicato de Trabajadorés Mineras de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement is in effect for 2016. At December 31, 2015, approximately 11% of the Company’s global labor force was covered by collective bargaining agreements.

BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed, and operated a portfolio of operating mines since its founding in 1928. In 2015, it produced 15.9 million ounces of silver and 327,908 ounces of gold at costs applicable to sales of $13.23 per silver equivalent ounce at its primary silver mines and $770 per gold equivalent ounce at its primary gold mines.
Silver Production                     Gold Production

Operating and commodity diversity

The Company's silver and gold production comes from six operating mines located in four countries. The Company operates the Palmarejo silver and gold complex in Mexico, the San Bartolomé silver mine in Bolivia, the Kensington gold mine in Alaska, the Wharf gold mine in South Dakota, and the Rochester silver and gold mine in Nevada. In addition, the Company owns a silver stream on the Endeavor mine in Australia. The Company also owns the La Preciosa and Joaquin silver-gold exploration projects in Mexico and Argentina, respectively.

The Company's metal sales breakdown by operating mine and metal is set out below:
2015 Silver Sales by Mine (millions of ounces)         2015 Gold Sales by Mine (ounces)
Experienced management team
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

Capitalizing on prior development program
The Company has spent significant capital in commissioning or expanding its five operating mines. The following table provides the percentage contribution to the Company’s total revenues by mine:

	Coeur Percentage Ownership at December 31,	Percentage of Total Revenues For The Year Ended December 31,
Mine/Location	2015	2015	2014	2013	2012	2011
Palmarejo Complex, Mexico	100%	27%	38%	43%	49%	50%
Kensington Mine, United States	100%	23	22	20	12	15
Rochester Mine, United States	100%	22	20	16	15	6
Wharf Mine, United States(1)	100%	13	—	—	—	—
San Bartolomé Mine, Bolivia	100%	13	19	19	20	26
Coeur Capital(2)	100%	2	1	2	2	2
Martha Mine, Argentina	100%	—	—	—	2	1
		100%	100%	100%	100%	100%

(1)	Acquired February 20, 2015.

(2)	Primarily revenue from the Endeavor silver stream (Australia).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding potential acquisitions and dispositions, mineral reserve and mineralized material estimates, exploration and development efforts, estimated production, costs, capital expenditures, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the absence of control over mining operations in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (x) the loss of access to any third-party smelter to which the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

In this Annual Report on Form 10-K ("Form 10-K") and in our other filings with the SEC, we modify our estimates made in compliance with NI 43-101 to conform to Guide 7 for reporting in the United States.  In this Form 10-K, we use the term “mineralized material” to describe mineralization in mineral deposits that do not constitute “reserves” under U.S. standards.  “Mineralized material” is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report "mineralized material" in tonnage and average grade without reference to contained ounces.  We provide disclosure of mineralized material to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.  We caution you not to assume that all or any part of mineralized material will ever be converted into Guide 7 compliant reserves.

Technical Reports and Qualified Persons

As required by Canadian securities laws, we hereby notify Canadian investors that the scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by a “qualified person” under NI 43-101, namely our Director, Resource Geology, Dana Willis.  For a description of the key assumptions, parameters and methods used to estimate mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other relevant factors, Canadian investors may view technical reports prepared for each of our properties as filed on SEDAR at http://www.sedar.com.  Neither the technical reports nor the statements of any qualified person filed with the Canadian securities regulatory authorities are included in, or incorporated by reference in, this Form 10-K.  Because the definitions and standards of NI 43-101 differ from those of Guide 7, investors are cautioned that information contained in reports prepared pursuant to NI 43-101, like the technical reports, may not be comparable to similar information that we can disclose in this Form 10-K or the other reports we file with the SEC.

AVAILABLE INFORMATION

Coeur makes available, on its website (http://www.coeur.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the SEC. Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance, and Environmental, Health, Safety, and Social Responsibility Committees) and its Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others, are also available on the Company’s website. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors

The Company's results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond the Company's control.

Silver and gold are actively traded commodities, and their prices are volatile. During the twelve months ended December 31, 2015, the price of silver ranged from a low of $13.71 per ounce to a high of $18.23 per ounce, and the price of gold ranged from a low of $1,049 per ounce to a high of $1,296 per ounce. The closing market prices of silver and gold on February 9, 2016 were $15.34 per ounce and $1,191 per ounce, respectively.

Silver and gold prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, global currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Factors that are generally understood to contribute to a decline in the prices of silver and gold include a strengthening of the U.S. dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and global economic conditions and/or fiscal policies that negatively impact large consumer markets.

Because the Company derives all of its revenues from sales of silver and gold, its results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices would materially and adversely affect the Company’s results of operations and cash flows. Additionally, if market prices for silver and gold decline further or remain at current or lower levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may continue to incur losses.

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

The significant and sustained decline in gold and silver prices since 2013 caused the Company to write down certain of its long-lived assets and, in the future, such declines could cause one or more of the Company’s mining properties to become less profitable, which could require the Company to record additional write-downs of long-lived assets. Such write-downs may adversely affect the Company’s results of operations and financial condition.

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

The Company’s assessment of the recoverability of its long-lived assets at December 31, 2015 and 2014 under ASC 360 indicated that write-downs of its long-lived assets of $313.3 million and $1,472.7 million, respectively, were required. These non-cash impairment charges resulted in write-downs in the Company's Statement of Comprehensive Income (Loss) and reduced the carrying value of Mining properties and Property, plant, and equipment on the Company’s balance sheet at December 31, 2015 and 2014. See Note 4 -- Write-Downs in the notes to the Consolidated Financial Statements for further detail.

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

The Company may record other types of charges in the future if it sells a property for a price less than its carrying value or has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any additional write-downs of mining properties could adversely affect the Company’s results of operations and financial condition.

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.

Because mines have limited lives based on proven and probable ore reserves, an important element of the Company’s business strategy is the opportunistic acquisition of silver and gold mines, properties and businesses or interests therein. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and developing or acquiring new mining properties. While initial development of major mining properties at Palmarejo, San Bartolomé, Rochester, and Kensington has been substantially completed, development work continues at Palmarejo, Rochester, and Kensington to expand these mines while using existing infrastructure. Since December 2012, the Company has owned 100% of the Joaquin silver-gold exploration project located in the Santa Cruz province of southern Argentina. As a result of its acquisition of Orko (now Coeur La Preciosa Silver Corp.) in April 2013, the Company also holds the La Preciosa silver-gold exploration project in the state of Durango, Mexico. The Company acquired the Wharf gold mine in February 2015 and Paramount in April 2015. The Company is also currently in the process of developing the Guadalupe and Independencia deposits at the Palmarejo complex and the Jualin deposit at Kensington. These strategies are inherently risky, and the Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.

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

Any acquisition would be accompanied by risks, including:

•	a significant change in commodity or stock prices after the Company has committed to complete the transaction and established the purchase price or exchange ratio;

•	a material ore body may prove to be below expectations;

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

In addition, the Company’s systems, procedures and controls may be inadequate to support the expansion of our operations resulting from an acquisition. The Company’s future operating results could be affected by the ability of its officers and key employees to manage the changing business conditions and to integrate the acquired business into Coeur. There may also be liabilities, such as environmental liabilities, or significant capital expenditures that the Company failed to discover or have underestimated in connection with an acquisition. Any such liabilities or capital expenditure requirements could have a material adverse effect on the Company’s business, financial condition or future prospects.

The Company’s use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark-to-market fair value adjustments and exposure to counterparty credit risk.

From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of silver and gold, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments.

The use of derivative instruments can expose the Company to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on reported financial results. The Company is exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, the Company could be exposed to a loss of value for that contract.

The Company is an international company and is exposed to political and social risks in the countries in which it has significant operations or interests.

A significant portion of the Company’s revenues are generated by operations outside the United States, and it is subject to significant risks inherent in mineral extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control. These risks include the possible unilateral cancellation or forced renegotiation of contracts, unfavorable changes in foreign laws and regulations, royalty and tax increases, risks associated with the value-added tax (“VAT”) recovery and collection process, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

Any of these developments could require the Company to curtail or terminate operations at its mines, incur significant costs to meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of VAT refunds owed, which could materially and adversely affect financial condition, results of operations and cash flows.

These risks may be higher in developing countries in which the Company may expand its exploration for and development of mineral deposits. Potential operations in these areas increase the Company’s exposure to risks of war, local economic conditions, political disruption, civil disturbance and governmental policies that may disrupt its operations.

The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities, including indigenous peoples, and other stakeholders in its operating locations. The Company believes its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, the Company seeks to maintain its partnerships and relationships with local communities and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding the Company’s ongoing efforts, local communities and stakeholders can become dissatisfied with its activities or the level of benefits provided, which may result in civil unrest, protests, direct action or campaigns against it. Any such occurrences could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

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

In addition, acts of civil disobedience are common in certain of the countries where the Company’s operations are located. In recent years, many mining companies have been the targets of actions to restrict their legally-entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. The Company cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect the Company’s business.

The Company sells silver and gold doré and concentrates in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could also adversely affect the Company’s results of operations.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company’s results of operations and financial position may be adversely affected by inaccurate estimates.

The ore reserve figures presented in the Company’s public filings are estimates made by the Company’s technical personnel and independent mining consultants with whom the Company contracts. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices fluctuate widely and have continued to fall over the past several years. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.

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

Forward sales, royalty arrangements, and certain derivative instruments can result in limiting the Company’s ability to take advantage of increased metal prices while increasing its exposure to lower metal prices.

The Company has in the past entered into, and may in the future enter into, arrangements under which it has agreed to make royalty or similar payments to lenders or other third parties in amounts that are based on expected production and price levels for silver or gold. The Company enters into such arrangements when it concludes that they provide it with necessary capital to develop a specific mining property or to achieve other business objectives. Royalty or similar payment obligations, however, can limit the Company’s ability to realize the full effects of rising gold or silver prices and may require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.

The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.

As of December 31, 2015, the Company had approximately $490.4 million of outstanding indebtedness. In addition, the Company's total debt excludes $15.2 million for future minimum estimated gold production royalty payments due from Coeur Mexicana to Franco-Nevada. The liabilities associated with these gold production royalty payments increase as the price of gold increases. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase.

The terms of the Company’s debt impose restrictions on its operations.

The agreements governing the Company’s outstanding indebtedness include a number of significant negative covenants. These covenants, among other things:

•	limit the Company’s ability to obtain additional financing, repurchase outstanding debt or equity or issue debt or equity securities;

•
require a substantial portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	place us at a disadvantage compared to other, less leveraged competitors.

A breach of any of these covenants could result in an event of default under the applicable agreement governing the Company’s outstanding indebtedness that, if not cured or waived, could give the holders of the defaulted debt the right to terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any debt could result in cross-defaults under the Company’s other debt instruments. The Company’s assets and cash flow may be insufficient to repay borrowings fully under all of its outstanding debt instruments if any of its debt instruments are accelerated upon an event of default, which could force the Company into bankruptcy or liquidation.

The Company might be unable to raise additional financing necessary to meet capital needs, conduct business, make payments when due or refinance debt.

The Company might need to raise additional funds in order to meet capital needs, implement its business plan, refinance debt or acquire complementary assets. Any required additional financing might not be available on commercially reasonable terms, or at all. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.

Any downgrade in the credit ratings assigned to the Company’s debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under the Company’s existing surety bond portfolio.

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to the Company will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If the Company is unable to maintain its outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should the Company’s business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of the Company’s outstanding debt securities, its existing debt, and its ability to obtain new financing on favorable terms, if at all, increase borrowing costs, and may result in increased collateral requirements under the Company’s existing surety bond portfolio, which in turn may adversely affect the Company’s results of operations and financial position.

The Company’s business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

The Company operates in certain jurisdictions that have experienced governmental and private sector corruption to some degree. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The Company’s Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that the Company’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, the Company’s corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on the Company’s business, financial position and results of operations.

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

Mineral exploration, particularly for silver and gold, involves many risks and is frequently unproductive. Even if mineral deposits are found, those deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; and issuance and maintenance of necessary permits. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

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

The Company currently sells gold concentrates to third-party smelters in China, Japan, and Australia. The loss of any one smelter could have a material adverse effect on the Company if alternative smelters were unavailable. The Company cannot ensure that alternative smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

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

U.S. surface and underground mines like the Kensington, Rochester and Wharf mines are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections of mining operations in general.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including capital expenditures, installation of additional equipment or remedial actions. In addition, any of the Company’s U.S. mines could be subject to a temporary or extended shutdown as a result of a violation alleged by MSHA. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Any such penalties, fines, sanctions or shutdowns could have a material adverse effect on the Company’s business and results of operations.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. The Company may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require it to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that the Company has made for such remediation. The potential exposure may be significant and could have a material adverse effect on the Company’s financial condition and results of operations.

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

Some of the mining wastes from the Company’s U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the RCRA. If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under CERCLA. Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault, and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, and in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota.

Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada, Alaska and South Dakota. In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. Adoption of these proposals could have a material adverse effect on results of operations and cash flows.

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

The Endeavor mine is owned, maintained and operated by Cobar, a wholly-owned subsidiary of CBH. However, pursuant to a silver sale and purchase agreement, the Company’s wholly-owned subsidiary, CDE Australia Pty. Ltd. (“CDE Australia”), has acquired all silver production and reserves at the Endeavor mine, up to a total of 20.0 million payable ounces. CDE Australia has agreed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver, indexed annually for inflation, plus a further increment when the silver price exceeds $7.00 per ounce. In addition, the Company currently holds a tiered royalty on McEwen Mining Inc.’s El Gallo complex in Mexico, currently paying a 3.5% NSR, a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, a 2.0% NSR on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and an 80% interest in a 2.5% royalty on OceanaGold Corporation's Correnso mine in New Zealand, as well as several royalties on mining assets that are not yet developed. The Company may acquire additional streaming and royalty interests in the future.

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

In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within the Company's control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the cost and time required to obtain or renew permits may exceed the Company's expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company's revenues and future growth. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects the Company’s operations.

Private parties such as environmental activists frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. These third party actions can materially increase the costs and cause delays in the permitting process and could cause the Company to not proceed with the development or expansion of a mine. In addition, the Company’s ability to successfully obtain key permits and approvals to explore for, develop, operate and expand mines and to conduct its operations will likely depend on the Company’s ability to develop, operate, expand and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. The Company’s ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with its activities or those of other mining companies affecting the environment, human health and safety of communities in which it operates.

In June 2013, Coeur submitted a proposed amendment to the plan of operations for the Rochester mine (“POA 10”) to the BLM to expand leach pad capacity. Absent POA 10 approval, Coeur anticipates that the capacity under the existing leach pad will be insufficient after mid to late 2017. If POA 10 is not approved on a timely basis or at all, or if the permitting process is delayed for any reason, including to address public comments, the Company’s plans for continued operations and future growth at Rochester could be materially adversely affected which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

The Company’s information technology systems used in its operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage the Company’s risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, the Company could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company’s exploration projects, La Preciosa and Joaquin, are subject to significant development, operational and regulatory risks.

As exploration projects, La Preciosa and Joaquin are subject to numerous risks. The economic feasibility of an exploration project is based on many factors such as: estimation of mineral reserves and mineralized material, anticipated metallurgical recoveries, environmental considerations and permitting, future metals prices, and anticipated capital and operating costs of these projects. For the La Preciosa project, the Company’s 2014 feasibility study derived estimates of costs and economic returns based upon anticipated tonnage and grades of reserves to be mined and processed, the configuration of the mineral body, expected recovery rates, estimated expenditures, anticipated climatic conditions and other factors. As a result, it is possible that actual costs and economic returns will differ significantly from those estimated for the project in the feasibility study. For example, the significant decline in metals prices since the feasibility study, among other factors, has resulted in the reclassification of the mineral reserves previously declared at La Preciosa. When the Company ultimately determines to proceed with project construction, the Company may be unable to complete project and environmental permitting within an economically acceptable time frame.

As a result of these and related risks, future estimates of or actual costs and economic returns of the La Preciosa and Joaquin projects may materially differ from the estimated costs and returns for these projects.

The Company’s operations in Bolivia are subject to political risks.

In May 2014, the new Bolivian mining law was enacted. The Company has been assessing the potential effects of the legislation on its Bolivian operations but any effects remain uncertain until the regulations implementing the law are enacted. The law regulates royalties and provides for mining contracts with the government rather than concession holding. If the regulations promulgated under the new mining law mandate a renegotiation of the terms of our existing contracts with the Bolivian state-

owned mining company, Corporacion Minera de Bolivia (“COMIBOL”) and the mining cooperatives, this could materially adversely affect the profitability and cash flow of our operations in Bolivia. It is also uncertain if any new mining or investment policies or shifts in political attitude may further affect mining in Bolivia.

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

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The stability studies have been completed and officially submitted to the Bolivian mining technical authorities. Accordingly, the COMIBOL suspension has expired in accordance with the terms of the resolution. As a result of the resolution, the Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Cooperative Reserva Fiscal, with whom the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed limited mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Despite the fact that the COMIBOL suspension has expired, the Company has not resumed mining in other areas above the 4,400 meter level due to community relations concerns and the current political climate in Bolivia.

While the COMIBOL suspension has expired, it is uncertain at this time how long the Company will continue to suspend its mining operations in areas above the 4,400 meter level other than at Huacajchi and Huacajchi Sur. If COMIBOL decides to affirmatively adopt a new resolution to restrict access above the 4,400 meter level on a permanent basis, the Company may need to further write down the carrying value of the asset. While a portion of the Company's proven and probable reserves relate to material above the 4,400 meter level at San Bartolomé, so long as operations remain suspended, there is a risk that silver may not be produced from this material at expected levels or at all, particularly given the remaining anticipated mine life of this asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

The Company’s business depends on good relations with its employees.

The Company may experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past three years, two of the Company’s mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on results of operations or financial condition. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition.

At December 31, 2015, unions represented approximately 11% of the Company’s global workforce, all of which were comprised of workers at the San Bartolomé mine in Bolivia. The Company has a labor agreement at the San Bartolomé mine which is in effect for 2016. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.

Disputes regarding the Company’s mining claims, concessions or surface rights to land in the vicinity of the Company’s mining projects or conservation efforts involving U.S. federal lands could adversely impact operations.

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

In addition, U.S. environmental conservation efforts could result in the withdrawal of certain federal lands from mineral entry under the Mining Law, which could have the effect of restricting the Company’s current or future planned activities involving its unpatented mining claims on the affected public lands.

The Company is subject to litigation and may be subject to additional litigation in the future.

The Company is currently, and may in the future become, subject to other litigation, arbitration or proceedings with other parties. If decided adversely to the Company, these legal proceedings, or others that could be brought against the Company in the future, could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 21 to the Consolidated Financial Statements. In the event of a dispute arising at the Company’s foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or arbitral panels, or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. The Company’s inability to enforce its rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on the Company’s results of operations and financial position.

The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock and may materially and adversely affect the price of its common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of the Company's existing stockholders' equity ownership. The Company is authorized to issue, without stockholder approval, 10.0 million shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. If the Company issues additional equity securities, the price of its common stock may be materially and adversely affected.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties

Kensington Mine
Rochester Mine
Wharf Mine
Palmarejo Complex
El Gallo Complex
La Preciosa Project
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
Mexico — Palmarejo

The Palmarejo complex consists of (1) the Palmarejo mine and mill; (2) the Guadalupe underground mine, located about 8 kilometers southeast of the Palmarejo mine; (3) the Independencia deposit, located approximately 800 meters northeast of the Guadalupe underground mine; and (4) other nearby deposits and exploration targets. The Palmarejo complex is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua. Silver and gold production from the Palmarejo complex (consisting of the Palmarejo and Guadalupe mines) was approximately 5.1 million ounces and 70,922 ounces in 2015, respectively. At December 31, 2015, we reported 44.9 million ounces of silver reserves and 690,100 ounces of gold reserves at the Palmarejo complex.

On April 17, 2015, Coeur completed its acquisition of Paramount Gold and Silver Corp. (“Paramount”) in an all-stock transaction valued at approximately $146.0 million. Following completion of the transaction, Paramount, together with its wholly-owned subsidiary, Paramount Gold de Mexico ("Paramount Mexico"), is now wholly-owned by Coeur.

The Palmarejo complex is made up of 81 wholly-owned mining concessions, covering approximately 135,131 acres (54,685 hectares) of land, held as follows: Coeur Mexicana - 36 mining concessions, approximately 30,351 acres (12,282 hectares); and Paramount Gold de Mexico - 45 mining concessions, approximately 104,780 acres (42,403 hectares). In total, the Palmarejo complex covers over 211 square miles. All mining concessions owned by Coeur and its wholly-owned subsidiaries are valid until at least 2029.

The Palmarejo complex is located on the western flank of the Sierra Madre Occidental, a mountain range that comprises the central spine of northern Mexico. The north-northwest trending Sierra Madre Occidental is composed of a relatively flat-lying sequence of Tertiary volcanic rocks that forms a volcanic plateau, cut by numerous igneous intrusive rocks. This volcanic plateau is deeply incised in the Palmarejo mine area, forming steep-walled canyons. The Sierra Madre Occidental gives way to the west to an extensional terrain that represents the southward continuation of the Basin and Range Province of the western United States, and then to the coastal plain of western Mexico.

The gold and silver deposits at the Palmarejo complex, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures, gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo complex contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the mining concessions, which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to Palmarejo, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas), Independencia, and La Patria vein systems in the southern part of the property, which are currently under development and exploration by the Company.

In 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Coeur Mexicana Property. A total of 33,495 ounces of gold remain outstanding at December 31, 2015 under the minimum royalty obligation. On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Coeur Mexicana Property gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce. The properties acquired by Coeur in the Paramount acquisition are not subject to the Franco-Nevada gold production royalty or the gold stream agreement.

USA — Rochester
The Rochester mine, and associated heap leach facilities, is an open pit silver and gold mine located in Pershing County, Nevada, approximately 12 miles north of the city of Lovelock. The Company owns 100% of the Rochester Mine through Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of Rochester. The Rochester mine is fully supported with electricity, supplied by a local power company on their public grid, telephone and radio communications, production water wells, and processing, maintenance, warehouse, and office facilities. All of these facilities are in good operating condition with no major maintenance expected. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.0% for silver, depending on the ore being leached, and 92.0% for gold. Silver and gold production from Rochester was approximately 4.6 million ounces and 52,588 ounces in 2015, respectively. At December 31, 2015, we reported 79.3 million ounces of silver reserves and 477,000 ounces of gold reserves at Rochester.

Coeur Rochester lands consist of approximately 15,682 net acres, which encompasses 733 Federal unpatented lode claims, appropriating approximately 11,063 net acres of Public Land, 21 patented lode claims, consisting of approximately 357 acres, interests owned in approximately 3,993 gross acres of additional real property and certain rights in and to approximately 269 acres, held either through lease, letter agreement or license.

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

Coeur Rochester is obligated to pay a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine (including stockpile ore, mineral processing facilities and mining claims located in the Sections set forth in the NSR royalty agreement) commencing January 1, 2014. For each calendar quarter, the royalty is payable on the actual sales prices received at the time of sale (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the Rochester mine. At December 31, 2015, 24.2 million silver equivalent ounces remain subject to the 3.4% NSR royalty.
USA — Kensington
The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company controls 100% of the mine through Coeur Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied to the site by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau. Gold production from Kensington was 126,266 ounces in 2015. At December 31, 2015, we reported 560,301 ounces of gold reserves at Kensington.
Coeur Alaska controls two contiguous property groups: the Kensington Group and Jualin Group. The Kensington Group, totaling approximately 3,969 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 284 Federal unpatented lode claims covering approximately 3,108 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres. The Jualin Group, totaling approximately 8,366 net acres, is composed of 23 patented lode and patented mill site claims covering approximately 388 net acres, 471 Federal unpatented lode claims and 1 Federal unpatented mill site claim appropriating approximately 7,916 net acres, and 29 State of Alaska mining claims comprising approximately 306 net acres. 14 of the 23 patented lode claims cover private surface estate only. The mineral estate to these 14 patented lode claims is owned by the State of Alaska, the mineral rights to which are secured by State of Alaska mining claims. The Company controls properties comprising the Jualin Group, under a lease agreement with Hyak Mining Company, which is valid until August 5, 2035 and thereafter, provided mining and production are actively occurring within and from the leased premises.
The Federal unpatented lode and Federal unpatented mill site claims are maintained via annual filings and timely payment of claim maintenance fees to the BLM, which acts as administrator of the claims. State of Alaska mining claims are maintained via fees and filings to the Alaska Department of Natural Resources, Division of Mining, Land and Water and the Juneau Recorder’s Office. Real property taxes are paid annually to the City and Borough of Juneau for the patented lode claims. Lease payments are paid annually and all leases are in good standing.
The Kensington ore deposit consists of multiple gold bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in Cretaceous-aged Jualin diorite. Most of the gold is contained in calaverite (AuTe2) that occurs in association with native gold as inclusions in and interstitial to pyrite grains and in microfractures in pyrite.

USA — Wharf

The Wharf mine is located in the northern Black Hills of western South Dakota, approximately 4 miles southwest of the city of Lead, South Dakota. Access is established by paved road with power supplied by a local power company.

On February 20, 2015, Coeur completed its acquisition of Wharf. As a result of the acquisition, Coeur owns all of the issued and outstanding equity interests in Wharf and its wholly-owned subsidiary, Golden Reward Mining Limited Partnership (“Golden Reward”). Post-acquisition gold production from Wharf was 78,132 ounces in 2015. At December 31, 2015, we reported 712,090 ounces of gold reserves at Wharf.

There are two contiguous property groups located at the Wharf mine; the Wharf Group and the Golden Reward Group, owned or controlled by Wharf or Golden Reward, respectively. The Wharf Group is generally described as the northern and western portions of the project, while the Golden Reward Group is generally described as the southern and eastern portion of the project.

The Wharf Group comprises 362 patented lode claims, 35 government lots, 133 subdivided lots, and 59 federal unpatented lode claims. The Wharf Group is comprised of approximately 3,638 net acres of surface, 652 net mineral acres where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres of non-Precambrian mineral estate, and 1,603 net mineral acres of Precambrian mineral estate and 287 net acres of federal unpatented lode claims. The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 33 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,563 net acres of surface estate, 2,987 net mineral acres of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres of Non-Precambrian mineral estate, 153 net mineral acres of Precambrian mineral estate and 25 net acres of federal unpatented lode claims.

The federal unpatented lode claims are maintained by the timely annual payment of claim maintenance fees, payable to the BLM. The patented lands are private land and therefore not subject to federal claim maintenance requirements. However, as private land, they are subject to ad valorem property taxes assessed by Lawrence County, South Dakota, which may be paid semi-annually.

Wharf and Golden Reward are obligated to pay a sliding scale production royalty to Royal Gold, Inc. The royalty encumbers the majority of the land comprising the Wharf Group, together with a small portion of the lands encompassing the Golden Reward Group, and wholly excludes the Precambrian Mineral Estate. The sliding scale provides for a 2.0% royalty on the gross value less state severance taxes with a monthly average PM LBMA Gold Price of $500 or more per ounce.

Wharf and Golden Reward are also obligated to pay a 3.0% non-participating royalty to Donald D. Valentine, et al, on gold that is produced from ores mined and delivered to heap leach pads or recovered from tailings. This royalty encumbers the mineral estate, including the Precambrian Mineral Estate, of much of the lands comprising the Wharf Group, together with a small portion of the lands encompassing the Golden Reward Group. Wharf Resources holds a right of first refusal to purchase this royalty upon any proposed transfer by the royalty holder.
Bolivia — San Bartolomé
The San Bartolomé silver mine, and associated milling operation, operated by Manquiri, is located on the flanks of the Cerro Rico Mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and Manquiri’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. Silver production from San Bartolomé was approximately 5.4 million ounces in 2015. At December 31, 2015, we reported 27.9 million ounces of silver reserves at San Bartolomé.
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

The mineral and mining rights for the San Bartolomé mine are held through a mixture of joint venture agreements, long-term lease agreements, and Autorizaciones Transitorias Especiales (similar to mining concessions) with seven independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. Manquiri controls 3 acres (1 hectare) of land at San Bartolomé, around Cerro Rico, through these agreements and Autorizaciones Transitorias Especiales and approximately 8,587 acres (3,475 hectares) of Autorizaciones Transitorias Especiales at the Rio Blanco property, a gold exploration target south of Potosí. The San Bartolomé agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. The rate is a factor of 75% of the silver price between $4 and $8. The Company has additional mining rights, known as the Plahipo project, which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. Manquiri incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $2.6 million and $4.2 million for the years ended 2015 and 2014, respectively.

STREAMING AND ROYALTY INTERESTS
Australia — Endeavor

The Endeavor mine and associated mill facility is an underground silver and base metal operation in production since 1983 located in north-central New South Wales, Australia, about 30 miles (18 kilometers) northwest of the community of Cobar, accessible by paved road. The ore reserves at Endeavor are covered by five consolidated mining leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd. (“CBH”), which in turn is a wholly-owned subsidiary of Toho Zinc Co. Ltd. The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Power to the mine and processing facilities is provided by the grid servicing the local communities. Silver production from Endeavor was approximately 0.6 million ounces in 2015. At July 1, 2015, we reported 3.8 million ounces of silver reserves at Endeavor.

On May 23, 2005, CDE Australia Pty. Ltd. (“CDE Australia”), a wholly-owned subsidiary of Coeur Capital, acquired silver production and reserves contained at the Endeavor Mine, for $44.0 million. Under the terms of the agreement, as modified in 2006, CDE Australia owns all silver production and reserves up to a total of 20.0 million payable ounces. CDE Australia has committed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver (indexed annually and currently $1.31 an ounce) plus a further increment when the silver price exceeds $7.00 per ounce.

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

Mexico — El Gallo

The El Gallo complex is operated by McEwen Mining and is located in Mexico’s State of Sinaloa, along the foothills of the Sierra Madre Mountains. The complex includes the El Gallo and Palmarito silver deposits and the Magistral gold deposit, located within an eight mile (13 kilometer) radius. The Company, through its wholly-owned subsidiary Coeur Capital, owns a tiered royalty on the mine's production for the life of mine, currently paying a 3.5% NSR royalty.

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

New Zealand — Correnso

The Correnso underground gold mine is operated by OceanaGold Corporation and is located near the town of Waihi, New Zealand. The Company owns an 80% interest in a 2.5% royalty on the mine's production for the life of the mine. Coeur has entered into an agreement to acquire the remaining 20% interest, which is expected to be completed in 2016.

Other Royalties

The Company also owns several royalties on non-producing properties.

EXPLORATION STAGE PROPERTIES
Mexico — La Preciosa Project

On April 16, 2013, the Company completed its acquisition of Orko Silver Corporation (since renamed Coeur La Preciosa Silver Corp.), which owns the mining concessions of the La Preciosa project. La Preciosa is an advanced-stage silver-gold exploration project located approximately 52 miles (84 kilometers) northeast of the city of Durango in Durango State, Mexico. The La Preciosa property comprises 14 mining concessions, covering an area of approximately 95,340 acres (approximately 38,583 hectares), located along the eastern flank of the Sierra Madre Occidental Mountain range. The Company completed a feasibility study in 2014, and has deferred construction activities until expected returns improve.

The Tertiary age epithermal quartz veins containing economic levels of silver and gold mineralization are hosted in Cretaceous age conglomerate and Tertiary age andesitic volcanic rocks. The veins at the La Preciosa project have been classified as low- to intermediate-sulfidation type. Two major vein and vein breccia systems are exposed on hills and ridges on either side of an approximately 800 meter wide valley. The dominant geological feature on the Property is the northwest-trending La Preciosa Ridge which hosts the north-striking and westward-dipping main vein system, which includes the Martha, Abundancia, Gloria, Pica, Luz Elena, Sur, and Nueva veins. These veins are crosscut by east-striking, south-dipping transversal veins. The major vein breccia system to the east of La Preciosa Ridge on the eastern side of the valley floor includes the northwest striking Zona Oriente and Zona Oriente Extension, which is believed to be the surface expression of the Martha vein.
Argentina — Joaquin Project
The Joaquin silver-gold exploration project is located in the Santa Cruz province of southern Argentina, approximately 43 miles (70 kilometers) north of the Company's now dormant Martha mine. The property is accessed by all-weather dirt roads, leading north-northeast from the town of Gobernador Gregores. The Joaquin property encompasses over 55,502 acres (22,461 hectares) of cateos and MDs. On December 21, 2012, the Company completed its acquisition of the 49% minority interest from its joint venture partner. Coeur previously held a 51% interest in the project.
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
Argentina — Martha Mine
The Martha underground silver and gold mine is located in the Santa Cruz province of southern Argentina, owned by Coeur Argentina S.R.L., a wholly-owned subsidiary of the Company. The Martha mine ceased active mining operations in September 2012. The mineral rights for the Martha property are fully owned by Coeur Argentina S.R.L. Surface rights covering the Martha deposit are controlled by the 138 square mile (35,705 hectare) Cerro Primero de Abril Estancia, which is owned by Coeur Argentina S.R.L. In February 2016, the Company entered into an agreement to sell the Martha mine for total consideration of $3.0 million. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2016.
EXPLORATION
Exploration expense was $11.6 million, $21.7 million, and $22.4 million in 2015, 2014 and 2013, respectively. Capitalized exploration was $6.0 million in 2015 and $8.9 million in 2014. Coeur's exploration program completed over 273,824 feet (83,483 meters) of combined core and reverse circulation drilling in 2015.
Mexico — Palmarejo
Exploration focused primarily on the expansion of the Guadalupe underground mine and Independencia deposit, and discovery of the Los Bancos and Nación deposits. $4.7 million of expensed exploration funds were spent on mapping, sampling, drill target generation, and drilling to identify and define new silver and gold mineralization, for a total of 65,501 feet (19,965 meters). $2.1 million was spent on capitalized drilling within the Guadalupe and Independencia ore bodies for a total of 49,448 feet (15,072 meters) of drilling.
The Company expects to spend $5.0 million in 2016 to discover and expand silver and gold mineralization in the Guadalupe-Independencia corridor, and for new project reviews in Mexico. Additionally, the Company is planning to spend $5.0 million on capitalized drilling on further infilling of the Guadalupe and Independencia resources.

USA — Kensington
At Kensington, expensed exploration consisted of drilling 9,743 feet (2,970 meters) while capitalized exploration completed 28,849 feet (8,793 meters) of drilling. A total of $2.6 million was spent on expensed exploration and $1.4 million on capitalized exploration, primarily to expand and define mineralization in the main Kensington deposit. Expensed exploration completed the discovery of the high-grade Jualin resource, which became the focus of a revised preliminary economic assessment for the mine in April 2015. Capitalized drilling was focused in the southern and deeper portions of the main Kensington resource as well as in the Raven vein. In 2016, the Company expects to spend $2.5 million in expensed exploration and $3.5 in capitalized exploration for additional expansion at Jualin and South Kensington.
USA — Wharf
Expensed exploration at Wharf consisted of drilling 7,250 feet (2,210 meters) and capitalized drilling consisted of 28,560 feet (8,705 meters). A total of $0.1 million was spent on expensed exploration, primarily at the Two Johns target area while $0.9 million was spent on capitalized exploration, focused on the main resource model expansion. The Company expects to spend $1.0 million in 2016 for additional capitalized drilling, focused in the Portland Ridge area.
USA — Rochester
In 2015, the Company spent $1.3 million on expensed exploration and $1.6 million in capitalized exploration at Rochester. Expensed exploration consisted of 42,000 feet (12,802 meters) testing areas east of the Packard Pit and East Rochester Pit while capitalized exploration consisted of 36,410 feet (11,098 meters) mainly within the main Rochester Pit resource. In 2016, the Company expects to spend $1.3 million in expensed exploration drill testing several targets around Rochester, and $2.5 million in capitalized exploration to continue to infill and grow the East Rochester target.
Bolivia — San Bartolomé
In 2015, the Company spent $0.1 million to complete trenching and sampling at several silver-bearing gravel deposits to expand and define known silver mineralization. The Company expects to spend $0.2 million in 2016 for trenching and sampling.
Project Evaluation
The Company spent $1.2 million completing target analysis and regional exploration, mainly focused in the Great Basin of Nevada-Utah, and the Black Hills, South Dakota. The Company completed two new earn-in/option agreements for the Arabia and Quito projects in Nevada. Geologic work and reclamation of 2014 drill sites was completed at the Wonder project in Nevada. Surface sampling and mapping were completed at the Klondyke silver-gold project in Nevada. The Company expects to spend $1.0 million in 2016 focused on surface sampling and mapping of all the projects in preparation for an expanded drilling program in 2017.
OPERATING STATISTICS

	Palmarejo			Rochester
	2015	2014	2013	2015	2014	2013
Ore tons milled	1,616,668	2,135,088	2,322,660	16,414,302	13,154,429	10,693,654
Ore grade silver (oz./ton)	3.78	3.97	4.21	0.63	0.57	0.55
Ore grade gold (oz./ton)	0.05	0.05	0.06	0.003	0.004	0.003
Recovery/Ag oz. (%)	84.3	77.5	77.7	44.7	50.0	41.1
Recovery/Au oz. (%)	80.6	80.5	84.2	100.2	85.7	89.4
Silver produced (oz.)	5,148,612	6,558,091	7,603,144	4,630,738	4,189,071	2,798,937
Gold produced (oz.)	70,922	86,673	116,536	52,588	44,888	30,860
Costs applicable to sales/oz.(1)	$14.07	$15.40	$13.25	$12.41	$14.49	$15.54

	Kensington			Wharf
	2015	2014	2013	2015	2014	2013
Ore tons milled	660,464	635,960	553,717	3,600,279	—	—
Ore grade gold (oz./ton)	0.20	0.20	0.22	0.03	—	—
Recovery/Au oz. (%)	94.9	94.0	94.2	72.3	—	—
Gold produced (oz.)	126,266	117,823	111,951	78,132	—	—
Costs applicable to sales/oz.(1)	$803	$951	$901	$712	$—	$—

	San Bartolomé			Endeavor
	2015	2014	2013	2015	2014	2013
Ore tons milled	1,713,079	1,749,423	1,679,839	767,314	792,694	791,116
Ore grade silver (oz./ton)	3.75	3.80	3.93	1.87	1.63	1.85
Recovery/Ag oz. (%)	84.6	88.1	90	43.8	45.6	41.3
Silver produced (oz.)	5,436,353	5,851,678	5,940,538	629,167	589,585	605,832
Costs applicable to sales/oz.(1)	$13.80	$14.29	$14.28	$5.72	$7.17	$9.61
(1) See Non-GAAP Financial Performance Measures
PROVEN AND PROBABLE RESERVES

	Silver Reserves at December 31, 2015(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	802	6.29	5,048	8,297	4.81	39,871	9,099	4.94	44,919	85-87%
Rochester(5)	96,520	0.53	51,007	54,171	0.52	28,336	150,691	0.53	79,343	61%
San Bartolomé(6)	6,850	3.32	22,742	1,388	3.69	5,122	8,238	3.38	27,864	74-84%
Endeavor(7)	904	2.18	1,969	849	2.12	1,800	1,753	2.15	3,769	50%
Total Silver	105,076		80,766	64,705		75,129	169,781		155,895

	Gold Reserves at December 31, 2015(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Metallurgical Recovery
Kensington(8)	338	0.198	67,008	2,487	0.198	493,293	2,825	0.198	560,301	95%
Palmarejo(4)	802	0.077	62,100	8,297	0.076	628,000	9,099	0.076	690,100	87-90%
Rochester(5)	96,520	0.003	316,000	54,171	0.003	161,000	150,691	0.003	477,000	92%
Wharf(9)	11,791	0.032	374,135	14,984	0.023	337,955	26,775	0.027	712,090	80%
Total Gold	109,451		819,243	79,939		1,620,248	189,390		2,439,491

	Silver Reserves at December 31, 2014(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,089	3.37	3,670	5,627	4.80	27,007	6,716	4.57	30,677	81-83%
San Bartolomé(6)	1,206	2.73	3,287	13,337	3.20	42,724	14,543	3.16	46,011	74-83%
Rochester(5)	89,077	0.56	49,786	56,158	0.54	30,418	145,235	0.55	80,204	61%
Endeavor(7)	1,323	1.82	2,411	1,102	2.24	2,469	2,425	2.01	4,880	50%
La Preciosa(10)	18,830	3.16	59,534	21,851	2.71	59,196	40,681	2.92	118,730	84%
Total Silver	111,525		118,688	98,075		161,814	209,600		280,502

	Gold Reserves at December 31, 2014(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Metallurgical Recovery
Kensington(8)	417	0.188	78,281	2,986	0.185	551,081	3,403	0.185	629,362	95%
Palmarejo(4)	1,089	0.043	46,423	5,627	0.078	441,287	6,716	0.073	487,710	85-87%
Rochester(5)	89,077	0.004	346,000	56,158	0.003	172,000	145,235	0.004	518,000	92%
La Preciosa(10)	18,830	0.006	110,940	21,851	0.004	91,139	40,681	0.005	202,079	61%
Total Gold	109,413		581,644	86,622		1,255,507	196,035		1,837,151

(1)	Certain definitions:
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

(2)
Effective at December 31, 2015, except where otherwise noted. Assumed metal prices for estimated 2015 proven and probable reserves were $17.50/oz. silver and $1,250/oz. gold, except (a) the open pit, Rosario and lower 76 underground deposits at Palmarejo at $15.50 per ounce of silver and $1,150 per ounce of gold, (b) Endeavor at $2,400 per tonne zinc, $2,200 per tonne lead and $17.00 per ounce of silver. and (c) Wharf at $1,275 per ounce of gold. Proven and probable reserves (other than Endeavor) were also evaluated using $15.50 per ounce of silver and $1,150 per ounce of gold. It was determined that substantially all proven and probable reserves could be economically and legally extracted or produced at these lower price assumptions. Assumed metal prices for estimated 2014 proven and probable reserves were $19.00/oz. silver and $1,275/oz. gold except where otherwise noted.

(3)
Mineral reserve estimates, with the exception of Endeavor, were prepared by the Company's technical staff with the assistance of independent consulting firms. Endeavor mineral reserve estimates were prepared by the CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(4)
Calculated based on cutoff assuming the metal prices noted above except the open pit, Rosario, and lower 76 underground deposits at Palmarejo, the Guadalupe deposit, and the Independencia deposit, which assumed metal prices of $15.50/oz. silver and $1,150/oz. gold. The cutoff grades for mineral reserves range from 0.52 to 0.58 g/tonne AuEq. AuEq factor based on [($Price Au) / ($Price Ag)] x [(%Recovery Au)/(%Recovery Ag)] x [(%Payable Au)/(%Payable Ag)]

(5)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineral reserves is 2.64 to 3.22 oz/ton AgEq.

(6)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grades for mineral reserves range from 81 to 107 g/tonne Ag based on material.

(7)	Effective at July 1, 2015, thus excluding additions or depletions through December 31, 2015. Mineral reserves were estimated with a cutoff grade of 7.0% combined lead and zinc.

(8)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineral reserves is 0.13 oz/ton Au.

(9)	Calculated based on cutoff assuming metal price of $1,275/oz. gold. The cutoff grade for mineral reserves is 0.012 oz/ton Au.

(10)	Calculated based on cutoff assuming the metal prices noted above. A Net Smelter Return ("NSR") cutoff of $16.88/tonne was used.

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2015(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	5,922	4.27	0.056
San Bartolomé Mine, Bolivia(6)	8,060	2.10	—
Kensington Mine, USA(7)	1,832	—	0.283
Wharf Mine, USA(8)	6,564	—	0.025
Rochester Mine, USA(9)	140,951	0.48	0.003
Endeavor Mine, Australia(10)	13,569	2.29	—
La Preciosa Project, Mexico(11)	38,974	2.96	0.005
Joaquin Project, Argentina(12)	10,252	5.02	0.004
Lejano Project, Argentina(13)	631	3.09	0.011
Martha Property, Argentina(14)	57	13.57	0.017
Total Mineralized Material	226,812

	Mineralized Material at December 31, 2014(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	4,971	4.78	0.084
San Bartolomé Mine, Bolivia(6)	7,033	1.91	—
Kensington Mine, USA(7)	1,566	—	0.244
Rochester Mine, USA(9)	173,201	0.43	0.003
Endeavor Mine, Australia(10)	12,897	2.33	—
La Preciosa Project, Mexico(11)	7,114	1.63	0.003
Joaquin Project, Argentina(12)	11,551	4.68	0.003
Lejano Project, Argentina(13)	631	3.09	0.011
Martha Property, Argentina(14)	57	13.57	0.017
Total Mineralized Material	219,021

(1)
Assumed metal prices for estimated 2015 mineralized material were $19.00/oz. silver and $1,275/oz. gold, except (a) Endeavor at $2,400 per tonne zinc, $2,200 per tonne lead and $17.00 per ounce of silver. and (b) Wharf at $1,350 per ounce of gold. 2015 mineralized material effective December 31, 2015, except where otherwise noted. Assumed metal prices for estimated 2014 mineralized material were $22.00/oz. silver and $1,300/oz. gold.

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

(5)
Calculated based on cutoff assuming the metal prices noted above. The cutoff grades for mineralized material range from 2.6 to 3.2 g/tonne AuEq. AuEq factor based on [($Price Au) / ($Price Ag)] x [(%Recovery Au)/(%Recovery Ag)] x [(%Payable Au)/(%Payable Ag)]

(6)	Calculated based on cutoff assuming the metal prices noted above. Cutoff grades for mineralized material range from 66 to 87 g/tonne Ag based on material.

(7)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineralized material is 0.12 oz/ton Au.

(8)	Calculated based on cutoff assuming metal price of $1,350/oz. gold.

(9)	Calculated based on cutoff assuming the metal prices noted above. The cutoff grade for mineralized material is 0.48 to 0.52 oz/ton AgEq.

(10)	Effective July 1, 2015. Prepared by CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(11)	Calculated based on cutoff assuming the metal prices noted above. Cutoff grades for mineralized material range from 39 to 43 g/tonne Ag based on material.

(12)	No changes were made to cutoff grades in 2015 for the Joaquin project.

(13)	No changes were made to cutoff grades in 2015 for the Lejano project.

(14)	No changes were made to cutoff grades in 2015 for the Martha project.

Item 3.	Legal Proceedings
For a discussion of legal proceedings, see Note 21 -- Commitments and Contingencies in the notes to the consolidated financial statements included herein.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the New York Stock Exchange:

	2015		2014
	High	Low	High	Low
First Quarter	$7.27	$4.44	$11.92	$9.29
Second Quarter	$6.33	$4.71	$9.63	$6.69
Third Quarter	$5.81	$2.70	$9.28	$4.96
Fourth Quarter	$3.34	$2.41	$5.28	$3.40
2016
First Quarter through February 9, 2016	$2.61	$1.73
The Company has not paid cash dividends on its common stock since 1996. Future dividends, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors.
On February 9, 2016, there were outstanding 152,597,110 shares of the Company’s common stock which were held by approximately 1,564 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2010 and ending December 31, 2015 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., Allied Nevada Gold Corporation, Centerra Gold Inc., First Majestic Silver, Hecla Mining Company, Hochschild Mining, New Gold, Pan American Silver Corporation, Silver Standard Resources, Inc., and Stillwater Mining Company. AuRico Gold, Inc. merged with Alamos Gold Inc. in 2015 and is included separately in prior year periods.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2011	Dec. 2012	Dec. 2013	Dec. 2014	Dec. 2015
Coeur Mining	88.36	90.04	39.71	18.70	9.08
S&P 500 Index	102.11	118.45	156.82	178.28	180.75
Peer Group	62.56	68.35	36.88	31.94	25.56
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

	Year ended December 31,
	2015	2014	2013	2012	2011
Revenue	$646,086	$635,742	$745,994	$895,492	$1,021,200
Costs applicable to sales	479,654	477,945	463,663	454,562	419,547
Net income (loss)	$(367,183)	$(1,186,874)	$(650,563)	$48,677	$93,499

Basic net income (loss) per share	$(2.83)	$(11.59)	$(6.65)	$0.54	$1.05
Diluted net income (loss) per share	$(2.83)	$(11.59)	$(6.65)	$0.54	$1.04

	At December 31,
	2015	2014	2013	2012	2011
Total assets	$1,332,489	$1,436,569	$2,885,978	$3,221,401	$3,264,441
Reclamation and mine closure liabilities	$85,268	$70,814	$58,428	$35,338	$33,758
Debt, including current portion	$490,410	$468,546	$297,823	$55,730	$146,574
Stockholders’ equity	$421,476	$554,328	$1,730,567	$2,198,280	$2,136,721

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively "the Company", "our", or "we"). We use certain non-GAAP financial performance measures in Management's Discussion and Analysis ("MD&A") such as costs applicable to sales, all-in sustaining costs, and adjusted net income (loss). For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item.
We provide some operational and financial data on a silver equivalent basis, converting gold to silver at a 60:1 ratio of silver ounces to gold ounces. We also provide some silver equivalent data using a ratio determined by the actual ratio of average realized silver and gold prices during the relevant period. Silver and gold equivalence are stated using the 60:1 ratio unless otherwise noted.
Overview
We are a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in Mexico and Argentina. The Palmarejo complex, the Rochester, Kensington, Wharf, and San Bartolomé mines constitute our principal sources of revenue. The Company also owns Coeur Capital, which is primarily comprised of the Endeavor silver stream as well as other precious metal royalties and strategic investments.
The Company's strategy is to discover, acquire, develop and operate low-cost silver and gold mines that produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities, reducing operating and non-operating costs, consistent capital discipline, and efficient working capital management.
2015 Highlights

•	Metal sales of $639.2 million and royalty revenue of $6.9 million

•	Production of 35.6 million silver equivalent ounces, consisting of 15.9 million silver ounces and 327,908 gold ounces

•
Costs applicable to sales were $13.23 per silver equivalent ounce ($12.31 per silver equivalent ounce using average realized price equivalency) and $768 per gold equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $16.50 per silver equivalent ounce ($14.62 per silver equivalent ounce using average realized price equivalency) (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses reduced 20% from 2014 to $32.8 million

•	Adjusted net loss of $96.6 million or $0.75 per share (see "Non-GAAP Financial Performance Measures")

•
Capital expenditures of $95.2 million, including $16.6 million of development capital at Guadalupe, $11.8 million for tunnel development to the high-grade Independencia deposit at Palmarejo, $11.3 million for crusher expansion at Rochester, and $8.0 million for tunnel development to the high-grade Jualin deposit at Kensington

•	Cash and cash equivalents of $200.7 million at December 31, 2015

•	Completed the cash acquisition of Wharf for $99.4 million and the Paramount acquisition for $201.4 million in common stock and cash
Consolidated Performance
Net loss was $367.2 million for 2015 compared to Net loss of $1,186.9 million in 2014.  The lower Net loss in 2015 is primarily due to lower write-downs, higher gold ounces sold, lower costs applicable to sales per silver and gold ounce, and lower general and administrative expenses, partially offset by lower average realized silver and gold prices and lower silver ounces sold.
The Company produced 15.9 million ounces of silver and 327,908 ounces of gold in 2015, compared to 17.2 million ounces of silver and 249,384 ounces of gold in 2014. Silver production decreased due to lower throughput at Palmarejo and San Bartolomé, partially offset by higher grade and tons placed at Rochester. Gold production increased in 2015 due to the acquisition of Wharf and higher throughput at Kensington.
Costs applicable to sales were $13.23 per silver equivalent ounce and $768 per gold equivalent ounce in 2015 compared to $14.71 per silver equivalent ounce and $951 per gold ounce in 2014. Costs applicable to sales per silver equivalent ounce decreased in 2015 due to lower unit costs at Rochester and Palmarejo. Costs applicable to sales per gold equivalent ounce decreased in 2015 due to lower unit costs at Kensington and the addition of Wharf.

	Year ended December 31,
	2015	2014	2013
Silver ounces produced	15,900,614	17,188,425	16,948,451
Gold ounces produced	327,908	249,384	259,347
Silver equivalent ounces produced	35,575,094	32,151,465	32,509,271
Silver ounces sold	16,506,819	17,423,662	17,105,259
Gold ounces sold	335,882	242,655	263,048
Silver equivalent ounces sold	36,659,759	31,982,962	32,888,139
Average realized price per silver ounce	$15.46	$18.87	$23.94
Average realized price per gold ounce	$1,143	$1,252	$1,327
Costs applicable to sales per silver equivalent ounce(1)	$13.23	$14.71	$13.85
Costs applicable to sales per realized silver equivalent ounce(1)(2)	$12.31	$14.24	$14.22
Costs applicable to sales per gold equivalent ounce(1)	$768	$951	$901
All-in sustaining costs per silver equivalent ounce(1)	$16.50	$19.72	$19.83
All-in sustaining costs per realized silver equivalent ounce(1)(2)	$14.62	$18.81	$20.34

(1)	See "Non-GAAP Financial Performance Measures."

(2)	Equivalent ounces calculated using average realized prices.

2016 Guidance

Through our focus on operational excellence, cost reduction initiatives, and capital discipline, we expect to achieve the following in 2016:

•	Silver equivalent production of 33.8 - 36.8 million ounces, consisting of 14.6 - 16.0 million ounces of silver and 320,000 - 347,000 ounces of gold

•	Costs applicable to sales per silver equivalent ounce of $12.50 - $13.50 at Palmarejo, $11.25 - $12.25 at Rochester, and $13.50 - $14.25 at San Bartolomé

•	Costs applicable to sales of $825 - $875 per gold ounce at Kensington and $650 - $750 per gold equivalent ounce at Wharf

•	All-in sustaining costs per silver equivalent ounce of $16.00 - $17.25

•	Capital expenditures of $90 - $100 million, including $22.5 million of development capital for the Palmarejo complex and Kensington underground development

•	General and administrative expense of $28 - $32 million

•	Exploration expense of $11 - $13 million

Consolidated Financial Results
2015 compared to 2014
Revenue
Metal sales increased 2% due to higher gold ounces sold, partially offset by lower average realized silver and gold prices and lower silver ounces sold. The Company realized average silver and gold prices of $15.46 per ounce and $1,143 per ounce, respectively, compared with average realized prices of $18.87 per ounce and $1,252 per ounce, respectively. The Company sold 16.5 million silver ounces and 335,882 gold ounces, compared to sales of 17.4 million silver ounces and 242,655 gold ounces. Gold contributed 60% of sales and silver contributed 40%, compared to 48% of sales from gold and 52% from silver. Royalty revenue increased $3.6 million due to commencement of production at the Correnso mine, as well as higher production from Cerro Bayo and El Gallo.
Costs Applicable to Sales
Costs applicable to sales were consistent due to lower unit costs at all sites and lower silver ounces sold offset by higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $18.7 million, or 12%, primarily due to lower amortizable mineral interests and mining equipment, partially offset by higher silver equivalent production.
Expenses
General and administrative expenses decreased $8.0 million, or 20%, primarily due to lower compensation and professional services costs.
Exploration expense decreased $10.1 million, or 46%, due to decreased drilling activity at Palmarejo, Kensington, and Rochester.
Pre-development, reclamation, and other expenses decreased 32% to $17.8 million, primarily due to the completion of the La Preciosa feasibility study in 2014.
Write-downs were $313.3 million ($276.5 million after tax) compared to $1,472.7 million ($1,021.8 million net of tax). The non-cash impairment charges were largely driven by decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. The 2015 write-down was primarily related to the Palmarejo complex, San Bartolomé, and Coeur Capital.
Other Income and Expenses
Non-cash fair value adjustments, net, were a gain of $5.2 million compared to a gain of $3.6 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $3.1 million) decreased to $45.7 million from $47.5 million primarily due to the write-off of costs associated with the termination of a former revolving credit facility in 2014, lower accretion of the Palmarejo gold production royalty obligation, and higher capitalized interest, partially offset by interest expense associated with additional borrowings.
Other, net decreased by $5.2 million, primarily due to changes in foreign currency exchange rates mostly offset by a gain on the exchange of 7.875% Senior Notes due 2021 (the "Senior Notes") for common stock.

Income and Mining Taxes
In 2015, the Company reported estimated income and mining tax benefit of approximately $26.3 million, for an effective tax rate of 6.7%. Estimated income and mining tax benefit in 2014 was $428.3 million, for an effective tax rate of 26.5%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31, 2015		Year ended December 31, 2014
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(43,924)	$(527)	$(213,883)	$(482)
Argentina	(3,869)	(482)	(82,093)	24,408
Mexico	(250,054)	26,713	(1,204,983)	384,099
Bolivia	(76,739)	(5,154)	(107,547)	18,114
Other jurisdictions	(18,860)	5,713	(6,622)	2,115
	$(393,446)	$26,263	$(1,615,128)	$428,254

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, the impacts of mineral interest impairments, the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense and uncertain tax position accruals. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.

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

2014 compared to 2013
Revenue
Metal sales decreased by $113.5 million, or 15%, to $632.5 million due to lower average realized silver and gold prices and lower gold ounces sold as a result of shipping delays from the Kensington mine due to a labor dispute affecting ports on the west coast of the U.S. The Company sold 17.4 million silver ounces and 242,655 gold ounces, compared to sales of 17.1 million silver ounces and 263,048 gold ounces. The Company realized average silver and gold prices of $18.87 per ounce and $1,252 per ounce, respectively, compared to average realized prices of $23.94 per ounce and $1,327 per ounce, respectively. Silver contributed 52% of sales and gold contributed 48%, compared to 53% of sales from silver and 47% from gold. Royalty revenue increased $3.2 million, primarily due to the acquisition of royalty assets by Coeur Capital in the fourth quarter of 2013.
Costs Applicable to Sales
Costs applicable to sales increased by $14.3 million, or 3%, to $477.9 million. The increase in costs applicable to sales is primarily due to higher production at Rochester. For a complete discussion of costs applicable to sales, see "Results of Operations" below.
Amortization
Amortization decreased by $67.1 million, or 29%, primarily due to lower amortizable mineral interests and mining equipment as a result of the 2013 write-downs at the Palmarejo and Kensington mines.
Expenses
General and administrative expenses decreased $14.5 million, or 26%, primarily due to lower relocation costs compared to 2013.

Exploration expense decreased 3% to $21.7 million, primarily as a result of reduced exploration activity near the Company’s Joaquin project in Argentina, mostly offset by higher exploration at Kensington.
The $32.0 million Litigation settlement in 2013 relates to the settlement of a mining claims dispute at Rochester. In connection with the settlement, Coeur Rochester acquired all mining claims in dispute in exchange for a one-time $10.0 million cash payment and granting a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces from the Rochester mine beginning January 1, 2014.
Pre-development, reclamation, and other expenses increased 72% to $26.0 million, primarily due to La Preciosa feasibility study costs, which was completed in July 2014.
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
Other Income and Expenses
Non-cash fair value adjustments, net, reflected a gain of $3.6 million compared to a gain of $82.8 million, primarily due to changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Other, net was consistent as a higher other-than-temporary impairment of strategic investments in 2013 was partially offset by a gain on the substitution of certain reclamation bonds for restricted cash in 2013.
Interest expense (net of capitalized interest) increased to $47.5 million from $41.3 million primarily due to the March 2014 issuance of an additional $150 million of the Senior Notes and the write-off of costs associated with a credit agreement terminated in 2014.
Income and Mining Taxes
The Company reported an income and mining tax benefit of approximately $428.3 million compared to income and mining tax benefit of $158.1 million. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31, 2014		Year ended December 31, 2013
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(213,883)	$(482)	$(242,562)	$78,176
Argentina	(82,093)	24,408	(8,814)	7,925
Mexico	(1,204,983)	384,099	(592,111)	85,805
Bolivia	(107,547)	18,114	36,280	(10,938)
Other jurisdictions	(6,622)	2,115	(1,472)	(2,852)
	$(1,615,128)	$428,254	$(808,679)	$158,116

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, the impacts of mineral interest impairments, mining tax expense and uncertain tax position accruals. In 2013, the Company asserted its intention to permanently reinvest earnings from Mexico, recording an income tax benefit of $81.0 million. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.

Results of Operations
Palmarejo

	Year ended December 31,
	2015	2014	2013
Tons milled	1,616,668	2,135,088	2,322,660
Silver ounces produced	5,148,612	6,558,091	7,603,144
Gold ounces produced	70,922	86,673	116,536
Silver equivalent ounces produced	9,403,932	11,758,471	14,595,304
Costs applicable to sales/oz(1)	$14.07	$15.40	$13.25
Costs applicable to sales/oz(2)	$12.75	$14.69	$13.75

(1)	See Non-GAAP Financial Performance Measures.

(2)	Equivalent ounces calculated using average realized prices. See Non-GAAP Financial Performance Measures.

2015 compared to 2014

Silver equivalent production decreased 20% due to planned lower mill throughput as the mine continues its transition to a lower tonnage, higher grade underground operation from a predominantly open pit operation. Metal sales were $169.1 million, or 27% of Coeur's metal sales, compared with $244.0 million, or 39% of Coeur's metal sales due to lower production and the addition of Wharf. Costs applicable to sales per ounce decreased as a result of lower waste tons mined, lower milling, diesel, and consumables costs, favorable currency exchange rates, and lower maintenance costs due to the wind-down of open pit mining. Amortization decreased to $32.4 million compared to $69.4 million due to lower production and amortizable mineral interests and mining equipment. Capital expenditures increased to $36.0 million compared to $26.1 million due to underground development of the Guadalupe and Independencia deposits.

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
Rochester

	Year ended December 31,
	2015	2014	2013
Tons placed	16,414,302	14,739,808	12,311,918
Silver ounces produced	4,630,738	4,189,071	2,798,937
Gold ounces produced	52,588	44,888	30,860
Silver equivalent ounces produced	7,786,018	6,882,351	4,650,537
Costs applicable to sales/oz(1)	$12.41	$14.49	$15.54
Costs applicable to sales/oz(2)	$11.32	$13.94	$16.04

(1)	See Non-GAAP Financial Performance Measures.

(2)	Equivalent ounces calculated using average realized prices. See Non-GAAP Financial Performance Measures.

2015 compared to 2014

Silver equivalent production increased 13% as a result of higher tons placed, higher silver grades, and timing of recoveries. Metal sales were $143.9 million, or 23% of Coeur’s metal sales, compared with $123.8 million, or 20% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to higher production, lower diesel costs, and lower equipment rentals. Amortization was $23.9 million compared to $20.8 million due to higher production. Capital expenditures were $25.3 million compared to $11.9 million due to in-pit crusher expansion and Stage III buttress construction.

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

Kensington

	Year ended December 31,
	2015	2014	2013
Tons milled	660,464	635,960	553,717
Gold ounces produced	126,266	117,823	111,951
Costs applicable to sales/oz(1)	$803	$951	$901

(1)	See Non-GAAP Financial Performance Measures.

2015 compared to 2014

Gold production increased 7% due to higher grade and mill throughput. Metal sales were $148.7 million, or 23% of Coeur's metal sales, compared to $137.0 million, which represented 22% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production, lower diesel costs, and lower contract mining services. Amortization was $42.2 million compared to $43.6 million due to lower amortizable mineral interests and mining equipment, partially offset by higher production. Capital expenditures were $23.8 million compared to $16.2 million due to underground development of the high grade Jualin deposit.

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

Wharf

	Year ended December 31,
	2015(1)	2014	2013
Tons placed	3,600,279	—	—
Silver ounces produced	55,744	—	—
Gold ounces produced	78,132	—	—
Gold equivalent ounces produced(2)	79,061	—	$—
Costs applicable to sales/oz(2)	$706	$—	$—

(1)	Amounts are post-acquisition (February 20, 2015).

(2)	See Non-GAAP Financial Performance Measures.

Gold production was 78,132 ounces in the post-acquisition period after February 20, 2015. Metal sales were $84.1 million, or 13% of Coeur's metal sales. Costs applicable to sales were $706 per ounce, and amortization was $16.4 million. Capital expenditures were $3.2 million and primarily consisted of pad re-lining and capitalized drilling.

San Bartolomé

	Year ended December 31,
	2015	2014	2013
Tons milled	1,713,079	1,749,423	1,679,839
Silver ounces produced	5,436,353	5,851,678	5,940,538
Costs applicable to sales/oz(1)	$13.80	$14.29	$14.28

(1)	See Non-GAAP Financial Performance Measures.

2015 compared to 2014

Silver production decreased 7% due to a three-week shutdown in July as a result of political protests and lower recoveries, partially offset by higher grade supplemental ore purchases. Silver sales were $84.7 million, or 13% of Coeur's metal sales, compared with $117.7 million, or 19% of Coeur's metal sales. Costs applicable to sales per ounce was lower due to lower revenue-based royalty payments. Amortization was $17.8 million compared to $19.4 million due to lower production. Capital expenditures were $6.2 million compared to $7.9 million.

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

Coeur Capital

	Year ended December 31,
Endeavor Silver Stream	2015	2014	2013
Tons milled	767,314	792,694	791,116
Silver ounces produced	629,167	589,585	605,832
Costs applicable to sales/oz(1)	$5.72	$7.17	$9.61

(1)	See Non-GAAP Financial Performance Measures.

2015 compared to 2014

Silver production increased due to higher grade, partially offset by lower throughput. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $6.9 million compared to $3.2 million primarily due to commencement of production from Correnso, as well as higher production from Cerro Bayo and El Gallo. Amortization was $9.0 million compared to $7.0 million due to higher production.

2014 compared to 2013

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

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities was $113.5 million, $53.5 million, and $114.0 million in 2015, 2014, and 2013, respectively, and was impacted by the following key factors:

	Year ended December 31,
	2015	2014	2013
Consolidated silver equivalent ounces sold	36,659,759	31,982,962	32,888,139
Average realized price per silver equivalent ounce	$17.62	$19.88	$22.68
Costs applicable to sales per consolidated silver equivalent ounce	(13.08)	(14.94)	(14.10)
Operating margin per consolidated silver equivalent ounce	$4.54	$4.94	$8.58

(1)	See Non-GAAP Financial Performance Measures.

	Year ended December 31,
In thousands	2015	2014	2013
Cash flow before changes in operating assets and liabilities	$70,019	$31,046	$150,348
Changes in operating assets and liabilities:
Receivables	17,560	(11,611)	663
Prepaid expenses and other	(3,063)	5,635	(15,165)
Inventories	19,573	12,971	4,031
Accounts payable and accrued liabilities	9,453	15,507	(25,910)
CASH PROVIDED BY OPERATING ACTIVITIES	$113,542	$53,548	$113,967
Cash provided by operating activities increased $60.0 million in 2015 compared to 2014 due to higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by lower average realized prices. Metal sales for 2015 increased $92.4 million due to higher silver equivalent ounces sold, mostly offset by a $85.9 million reduction due to lower average realized prices. The $43.5 million working capital decrease for 2015 was primarily due to a reduction of metal inventory and collection of accounts receivable, compared to the $22.5 million working capital decrease for 2014, which was primarily due to a reduction of inventory.

Cash provided by operating activities decreased $60.4 million in 2014 compared to 2013 primarily due to lower average realized silver and gold prices and lower gold ounces sold, partially offset by higher silver ounces sold, lower costs applicable to sales per gold ounce and a decrease in working capital. 2014 metal sales were $92.1 million lower due to lower average realized prices and $18.2 million lower due to lower silver equivalent ounces sold. The decrease in silver equivalent ounces sold was primarily due to delayed gold shipments from the Kensington mine as a result of a labor dispute affecting ports on the west coast of the U.S. The $22.5 million working capital decrease for 2014 was primarily due to a reduction of inventory, compared to the $36.4 million working capital increase for 2013, which was due to higher accruals.

The Company’s financial position at December 31, 2015, and the expected operating cash flows over the next twelve months, lead management to believe that the Company’s liquid assets are sufficient to fund currently planned capital expenditures for existing operations and to discharge liabilities as they come due.  Please refer to the “2016 Outlook” section of this MD&A for a more detailed description of capital expenditures planned for 2016.
Cash Used in Investing Activities
Net cash used in investing activities in 2015 was $211.3 million compared to $81.7 million in 2014, primarily due to the acquisition of the Wharf gold mine for $99.4 million and higher development capital expenditures in 2015, partially offset by purchases of short-term investments in 2014. The Company spent $95.2 million on capital expenditures in 2015 compared with $64.2 million in 2014. Capital expenditures in 2015 were primarily related to underground development of the Guadalupe and Independencia deposits at Palmarejo, crusher expansion and Stage III buttress construction at Rochester, and underground development of the Jualin deposit at Kensington, compared to underground development at Palmarejo and Kensington in 2014.
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
Cash Provided by Financing Activities
Net cash provided by financing activities in 2015 was $29.0 million compared to $93.0 million in 2014. During 2015, the Company entered into a $50 million short-term loan which was subsequently repaid upon entering into the $100 million Term Loan (as defined below). In 2014, the Company completed a follow-on offering of $150 million of its 7.875% Senior Notes due 2021 ("the Senior Notes").
Net cash provided by financing activities in 2014 was $93.0 million compared to $154.3 million in 2013. The decrease in cash provided by financing activities is primarily the result of the follow-on offering of $150 million of Senior Notes in 2014, partly offset by the repurchase of $15.1 million of Senior Notes and lower gold prices driving lower Palmarejo gold production royalty payments. In contrast, 2013 included the original offering of $300 million of Senior Notes partly offset by the repurchase of $43.3 million of Convertible Notes, $27.6 million of common stock repurchases, and higher gold prices driving higher Palmarejo gold production royalty payments.
On June 23, 2015, the Company and certain of its subsidiaries entered into a credit agreement for a senior secured term loan (the "Term Loan") with Barclays Bank PLC as administrative agent (the "Term Loan Credit Agreement"). The Term Loan Credit Agreement provides for a five year, $100 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of the Term Loan under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan. Amounts repaid on the Term Loan may not be re-borrowed. The obligations under the Term Loan are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.

On November 2, 2015, the Company and the Term Loan lenders entered into a Consent under Credit Agreement, and the Company entered into a privately-negotiated agreement to exchange $54.2 million in aggregate principal amount of its Senior Notes for 14.4 million shares of common stock. Based on the closing price of the Company's common stock on the date of the exchange, the exchange resulted in a gain of $15.9 million which is recorded in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2015 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations:
3.25% Convertible Senior Notes due 2028	$712	$—	$—	$—	$712
7.875% Senior Notes due 2021, net	378,747	—	—	—	378,747
Term Loan due 2020, net	99,500	1,000	2,000	96,500	—
Interest on debt	201,932	41,099	82,058	76,035	2,740
	680,891	42,099	84,058	172,535	382,199

Capital lease obligations(1)	18,566	10,120	6,558	1,844	44

Operating lease obligations:
Hyak mining lease	7,688	287	574	2,524	4,303
Operating leases	42,990	13,348	17,542	7,452	4,648
	50,678	13,635	18,116	9,976	8,951
Other long-term obligations:
Reclamation and mine closure(2)	218,970	3,339	11,123	11,414	193,094
Lines of credit and other financing	4,571	4,571	—	—	—
Severance payments(3)	8,456	2,854	—	—	5,602
Unrecognized tax benefits(4)	23,850	—	—	—	—
Palmarejo royalty obligation	21,641	21,641	—	—	—
	277,488	32,405	11,123	11,414	198,696
Total	$1,027,623	$98,259	$119,855	$195,769	$589,890

(1)	The Company has entered into various capital lease agreements for commitments primarily over the next two years.

(2)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim and remediate mining properties. This amount will decrease as reclamation and remediation work is completed. Amounts shown on the table are undiscounted.

(3)	Accrued government-mandated severance at the Palmarejo complex and San Bartolomé mine.

(4)	The Company is unable to reasonably estimate the timing of recognition of unrecognized tax benefits beyond 2015 due to uncertainties in the timing of the effective settlement of tax positions.
Environmental Compliance Expenditures
For the years ended December 31, 2015, 2014, and 2013, the Company spent $6.8 million, $5.6 million, and $5.9 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2016 will be approximately $7.6 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

Other Liquidity Matters

The Company has asserted indefinite reinvestment of certain foreign subsidiary earnings as determined by management’s judgment about and intentions concerning the future operations of the Company. For the years 2015 and 2014, the Company had no unremitted earnings from these specific foreign operations. As a result, the Company does not record a U.S. deferred tax liability for the foreign earnings that meet the indefinite reversal criteria. The Company does not believe that the amounts reinvested will have a material impact on liquidity.

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

Certain of our debt securities currently trade at substantial discounts to their face amounts. In order to reduce future cash interest payments, and/or amounts due at maturity or upon redemption, from time to time we may repurchase such debt for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We regularly engage in conversations with our bondholders and evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any such transactions may occur at a substantial discount to the debt securities' face amount.
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
Amortization
The Company amortizes its property, plant, and equipment, mining properties, and mine development using the units-of-production method over the estimated life of the ore body based on its proven and probable reserves or the straight-line method over the useful life, whichever is shorter. The accounting estimates related to amortization are critical accounting estimates because (1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and (2) changes in estimated proven and probable reserves and asset useful lives can have a material impact on net income.
Write-downs

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-

mine plans. The significant assumptions used in determining future cash flows for each mine site asset group at December 31, 2015, apart from production cost and capitalized expenditure assumptions unique to each operation, included long-term silver and gold prices of $17.50 and $1,200 per ounce (consistent with the Company’s long-term reserve prices), respectively, and discount rates ranging from 7.50% - 11.00% (to reflect project and country-specific risks). During 2015, 2014, and 2013, we recorded impairments of $313.3 million, $1,472.7 million, and $773.0 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. See Note 4 -- Write-Downs for additional detail.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves, are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and gold that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates and relies upon laboratory testwork. Testwork consists of 60 day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than twenty years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Historically, our operating results have not been materially impacted by variations between the estimated and actual recoverable quantities of silver and gold on our leach pads.
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

Income and Mining Taxes

The Company accounts for income taxes in accordance with the guidance of ASC 740. The Company’s annual tax rate is based on income, statutory tax rates in effect and tax planning opportunities available to us in the various jurisdictions in which the Company operates. Significant judgment is required in determining the annual tax expense, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income, both as a whole and in various tax jurisdictions, for purposes of assessing our ability to realize future benefit from our deferred tax assets. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate or unpredicted results from the final determination of each year’s liability by taxing authorities.

The Company’s deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws and regulations. In evaluating the realizability of the deferred tax assets, management considers both positive and negative evidence that may exist, such as earnings history, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies in each tax jurisdiction. A valuation allowance may be established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning strategies.

The Company has asserted indefinite reinvestment of certain foreign subsidiary earnings as determined by management’s judgment about and intentions concerning the future operations of the Company. For the years 2015 and 2014, the Company had no unremitted earnings from these specific foreign operations. As a result, the Company does not record a U.S. deferred tax liability for the foreign earnings that meet the indefinite reversal criteria. Refer to Note 8 -- Income and Mining Taxes for further discussion on our assertion.

The Company’s operations may involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit; however, due to the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period which they are determined. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

During 2015, the Company completed a reconciliation of its tax basis assets and liabilities, as well as a comprehensive analysis of its income and mining taxes receivable and payable, which identified prior year immaterial errors of $31.0 million. The Company's results have been revised to reflect the adjustment for the year ended December 31, 2014.
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
Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

	Year ended December 31,
In thousands except per share amounts	2015	2014	2013
Net income (loss)	$(367,183)	$(1,186,874)	$(650,563)
Fair value adjustments, net	(4,109)	(4,323)	(59,908)
Stock-based compensation	8,701	8,976	4,611
Impairment of marketable securities	2,346	6,593	18,308
Accretion of royalty obligation	4,252	6,976	12,349
Write-downs	276,510	1,021,756	593,214
Litigation settlement	—	—	32,046
Gain on sale of building	—	—	(1,200)
Gain on commutation of reclamation bonding arrangements	—	—	(7,609)
(Gain) loss on debt extinguishments	(15,916)	(426)	—
Revolving Credit Facility termination	—	3,035	—
Inventory adjustments	10,207	14,482	5,691
Corporate reorganization costs	647	—	—
Transaction-related costs	2,112	—	300
Foreign exchange impact on deferred taxes	(14,170)	(15,689)	11,760
Adjusted net income (loss)	$(96,603)	$(145,494)	$(41,001)

Adjusted net income (loss) per share	$(0.75)	$(1.42)	$(0.42)
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales ("CAS") and All-in sustaining costs ("AISC") (as defined by the World Gold Council) to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and gold and assessing our operating performance and ability to generate free cash flow from operations. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Year Ended December 31, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$170,899	$127,900	$93,625	$9,059	$401,483	$147,880	$68,575	$216,455	$617,938
Amortization	32,423	23,906	17,798	5,539	79,666	42,240	16,378	58,618	138,284
Costs applicable to sales	$138,476	$103,994	$75,827	$3,520	$321,817	$105,640	$52,197	$157,837	$479,654
Silver equivalent ounces sold(1)	9,840,705	8,377,823	5,495,369	615,022	24,328,919				36,659,759
Gold equivalent ounces sold(1)						131,553	73,961	205,514
Costs applicable to sales per ounce(1)	$14.07	$12.41	$13.80	$5.72	$13.23	$803	$706	$768	$13.08

Costs applicable to sales per realized ounce(2)	$12.75	$11.32			$12.31				$11.60

Costs applicable to sales									$479,654
Treatment and refining costs									4,801
Sustaining capital									53,362
General and administrative									32,834
Exploration									11,647
Reclamation									16,769
Project/pre-development costs									5,674
All-in sustaining costs									$604,741
Silver equivalent ounces sold(1)									24,328,919
Kensington and Wharf silver equivalent ounces sold(1)									12,330,840
Consolidated silver equivalent ounces sold(1)									36,659,759
All-in sustaining costs per silver equivalent ounce(1)									$16.50

All-in sustaining costs per realized silver equivalent ounce(2)									$14.62

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.
Year Ended December 31, 2014

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$256,707	$112,252	$109,082	$8,514	$486,555	$148,961	$635,516
Amortization	69,431	20,790	19,423	4,308	113,952	43,619	157,571
Costs applicable to sales	$187,276	$91,462	$89,659	$4,206	$372,603	$105,342	$477,945
Silver equivalent ounces sold(1)	12,161,719	6,309,912	6,275,769	586,242	25,333,642		31,982,962
Gold equivalent ounces sold(1)						110,822
Costs applicable to sales per ounce(1)	$15.40	$14.49	$14.29	$7.17	$14.71	$951	$14.94

Costs applicable to sales per realized ounce(2)	$14.69	$13.94			$14.24		$14.26

Costs applicable to sales							$477,945
Treatment and refining costs							4,943
Sustaining capital							61,199
General and administrative							40,845
Exploration							21,740
Reclamation							7,468
Project/pre-development costs							16,588
All-in sustaining costs							$630,728
Silver equivalent ounces sold(1)							25,333,642
Kensington and Wharf silver equivalent ounces sold(1)							6,649,320
Consolidated silver equivalent ounces sold(1)							31,982,962
All-in sustaining costs per silver equivalent ounce(1)							$19.72

All-in sustaining costs per realized silver equivalent ounce(2)							$18.81

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.

Year Ended December 31, 2013

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$322,107	$86,759	$105,930	$9,575	$524,371	$167,325	$691,696
Amortization	133,535	8,890	19,103	3,755	165,283	62,750	228,033
Costs applicable to sales	$188,572	$77,869	$86,827	$5,820	$359,088	$104,575	$463,663
Silver equivalent ounces sold(1)	14,227,657	5,012,194	6,079,156	605,832	25,924,839
Gold equivalent ounces sold(1)						116,055
Costs applicable to sales per ounce(1)	$13.25	$15.54	$14.28	$9.61	$13.85	$901	$14.10

Costs applicable to sales per realized ounce(2)	$13.75	$16.04			$14.22		$14.63

Costs applicable to sales							$463,663
Treatment and refining costs							6,964
Sustaining capital							88,305
General and administrative							55,343
Exploration							22,360
Reclamation							3,746
Project/pre-development costs							11,869
All-in sustaining costs							$652,250
Silver equivalent ounces sold(1)							25,924,839
Kensington and Wharf silver equivalent ounces sold(1)							6,963,300
Consolidated silver equivalent ounces sold(1)							32,888,139
All-in sustaining costs per silver equivalent ounce(1)							$19.83

All-in sustaining costs per realized silver equivalent ounce(2)							$20.34

(1)	Equivalent ounces calculated using a 60:1 silver to gold ratio.

(2)	Equivalent ounces calculated using average realized prices.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 12 -- Derivative Financial Instruments in the notes to the consolidated financial statements. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Part I, Item 1 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company's profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. At December 31, 2015, the Company had no outstanding option contracts.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $0.3 million in the year ended December 31, 2015.
At December 31, 2015, the Company had outstanding provisionally priced sales of 0.6 million ounces of silver and 30,627 ounces of gold at prices of $14.98 and $1,110, respectively. A 10% change in realized silver price would cause revenue to vary $0.9 million and a 10% change in realized gold price would cause revenue to vary $3.7 million.
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
At December 31, 2015, a total of 33,495 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 19.9% at December 31, 2015. The fair value of the embedded derivative at December 31, 2015 was a liability of $5.0 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at December 31, 2015 to vary by $2.9 million.
Foreign Currency
The Company operates, or has mineral interests, in several foreign countries including Australia, Bolivia, Chile, Mexico, Argentina, Ecuador, and New Zealand, which exposes it to foreign currency exchange rate risks. Foreign currency exchange rates are influenced by world market factors beyond the Company's control such as supply and demand for U.S. and foreign currencies and related monetary and fiscal policies. Fluctuations in local currency exchange rates in relation to the U.S. dollar may significantly impact profitability and cash flow.
Foreign Currency Hedging
To manage foreign currency risk, the Company may enter into forward foreign currency contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at December 31, 2015.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur Mining, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coeur Mining, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 10, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:
We have audited Coeur Mining, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coeur Mining, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Coeur Mining, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Coeur Mining, Inc. acquired Wharf during 2015, and management excluded the internal control over financial reporting of Wharf from its assessment of the effectiveness of Coeur Mining, Inc.’s internal control over financial reporting as of December 31, 2015. Coeur Mining, Inc.’s consolidated financial statements related to Wharf reflect total assets of $136.0 million and total revenues of $84.1 million. Our audit of internal control over financial reporting of Coeur Mining, Inc. also excluded an evaluation of the internal control over financial reporting of Wharf.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coeur Mining, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 10, 2016

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
		2015	2014	2013
	Notes	In thousands, except share data
Revenue	3	$646,086	$635,742	$745,994
COSTS AND EXPENSES
Costs applicable to sales(1)	3	479,654	477,945	463,663
Amortization		143,751	162,436	229,564
General and administrative		32,834	40,845	55,343
Exploration		11,647	21,740	22,360
Litigation settlement		—	—	32,046
Write-downs		313,337	1,472,721	772,993
Pre-development, reclamation, and other		17,793	26,037	15,184
Total costs and expenses		999,016	2,201,724	1,591,153
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	10	5,202	3,618	82,768
Interest expense, net of capitalized interest	19	(45,703)	(47,546)	(41,303)
Other, net	11	(15)	(5,218)	(4,985)
Total other income (expense), net		(40,516)	(49,146)	36,480
Income (loss) before income and mining taxes		(393,446)	(1,615,128)	(808,679)
Income and mining tax (expense) benefit	8	26,263	428,254	158,116
NET INCOME (LOSS)		$(367,183)	$(1,186,874)	$(650,563)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $1,446 and $5,362 for the years ended December 31, 2014 and 2013, respectively		(4,154)	(2,290)	(8,489)
Reclassification adjustments for impairment of equity securities, net of tax of $(2,552) and $(7,087) for the years ended December 31, 2014 and 2013, respectively		2,346	4,042	11,221
Reclassification adjustments for realized loss on sale of equity securities, net of tax of $(219) and $(53) for the years ended December 31, 2014 and 2013 respectively		894	346	83
Other comprehensive income (loss)		(914)	2,098	2,815
COMPREHENSIVE INCOME (LOSS)		$(368,097)	$(1,184,776)	$(647,748)

NET INCOME (LOSS) PER SHARE	9
Basic		$(2.83)	$(11.59)	$(6.65)

Diluted		$(2.83)	$(11.59)	$(6.65)
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
		2015	2014	2013
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(367,183)	(1,186,874)	(650,563)
Adjustments:
Amortization		143,751	162,436	229,564
Accretion		14,149	16,246	20,810
Deferred income taxes		(40,838)	(448,905)	(177,178)
Loss on termination of revolving credit facility		—	3,035	—
Gain on extinguishment of senior notes		(16,187)	—	—
Fair value adjustments, net	10	(5,202)	(3,618)	(80,399)
Litigation settlement	21	—	—	22,046
Stock-based compensation	6	9,272	9,288	4,812
(Gain) loss on sale of assets		—	—	(9,801)
Impairment of equity securities	14	2,346	6,593	18,308
Write-downs		313,337	1,472,721	772,993
Foreign exchange and other		16,574	124	(244)
Changes in operating assets and liabilities:
Receivables		17,560	(11,611)	663
Prepaid expenses and other current assets		(3,063)	5,635	(15,165)
Inventory and ore on leach pads		19,573	12,971	4,031
Accounts payable and accrued liabilities		9,453	15,507	(25,910)
CASH PROVIDED BY OPERATING ACTIVITIES		113,542	53,548	113,967
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(95,193)	(64,244)	(100,813)
Acquisitions, net	13	(110,846)	(21,329)	(116,898)
Other		(3,979)	8	4,478
Purchase of short-term investments and equity securities		(1,880)	(50,513)	(8,052)
Sales and maturities of short-term investments		605	54,344	34,796
CASH USED IN INVESTING ACTIVITIES		(211,293)	(81,734)	(186,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	19	153,500	167,784	300,000
Payments on debt, capital leases, and associated costs		(84,715)	(25,902)	(60,628)
Gold production royalty payments		(39,235)	(48,395)	(57,034)
Share repurchases		—	—	(27,552)
Other		(542)	(509)	(514)
CASH PROVIDED BY FINANCING ACTIVITIES		29,008	92,978	154,272
Effect of exchange rate changes on cash and cash equivalents		(1,404)	(621)	(500)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(70,147)	64,171	81,250
Cash and cash equivalents at beginning of period		270,861	206,690	125,440
Cash and cash equivalents at end of period		$200,714	$270,861	$206,690

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2015	December 31, 2014
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$200,714	$270,861
Receivables	15	85,992	107,923
Inventory	16	81,711	114,931
Ore on leach pads	16	67,329	48,204
Prepaid expenses and other		10,942	15,523
		446,688	557,442
NON-CURRENT ASSETS
Property, plant and equipment, net	17	195,999	227,911
Mining properties, net	18	589,219	501,192
Ore on leach pads	16	44,582	37,889
Restricted assets		11,633	7,037
Equity securities	14	2,766	5,982
Receivables	15	24,768	21,686
Deferred tax assets		1,942	67,515
Other		14,892	9,915
TOTAL ASSETS		$1,332,489	$1,436,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$48,732	$49,052
Accrued liabilities and other		53,953	51,513
Debt	19	10,431	17,498
Royalty obligations	10	24,893	43,678
Reclamation	5	2,071	3,871
		140,080	165,612
NON-CURRENT LIABILITIES
Debt	19	479,979	451,048
Royalty obligations	10	4,864	27,651
Reclamation	5	83,197	66,943
Deferred tax liabilities		147,132	141,076
Other long-term liabilities		55,761	29,911
		770,933	716,629
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 151,339,136 at December 31, 2015 and authorized 150,000,000 shares, issued and outstanding 103,384,408 at December 31, 2014		1,513	1,034
Additional paid-in capital		3,024,461	2,789,695
Accumulated other comprehensive income (loss)		(3,722)	(2,808)
Accumulated deficit		(2,600,776)	(2,233,593)
		421,476	554,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,332,489	$1,436,569

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2012	90,342	$903	$2,601,254	$(396,156)	$(7,721)	$2,198,280
Net income (loss)	—	—	—	(650,563)	—	(650,563)
Other comprehensive income	—	—	—	—	2,815	2,815
Common stock share buyback	(1,691)	(17)	(27,535)	—	—	(27,552)
Common stock issued for the acquisition of Orko Silver Corporation	11,573	116	179,024	—	—	179,140
Common stock issued for the acquisition of Global Royalty Corporation	2,130	21	22,177	—	—	22,198
Common stock issued under long-term incentive plans, net	489	5	6,244	—	—	6,249
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
Net income (loss)	—	—	—	(1,186,874)	—	(1,186,874)
Other comprehensive income (loss)	—	—	—	—	2,098	2,098
Common stock issued under long-term incentive plans, net	541	6	8,531	—	—	8,537
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,233,593)	$(2,808)	$554,328
Net income (loss)	—	—	—	(367,183)	—	(367,183)
Other comprehensive income (loss)	—	—	—	—	(914)	(914)
Common stock issued for the acquisition of Paramount Gold and Silver Corp.	32,667	327	188,490	—	—	188,817
Common stock issued for the extinguishment of Senior Notes	14,365	144	38,379	—	—	38,523
Common stock issued under stock-based compensation plans, net	923	8	7,897	—	—	7,905
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
Coeur Mining, Inc. (“Coeur” or “the Company”) is a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in Mexico and Argentina. The Company operates the Palmarejo complex, Kensington, Rochester, Wharf, and San Bartolomé mines, and owns Coeur Capital, which is primarily comprised of the Endeavor silver stream, other precious metal royalties, and strategic investments. The cash flow and profitability of the Company's operations are significantly impacted by the market price of gold and silver.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Wharf Resources (U.S.A.), Empresa Minera Manquiri S.A., and Coeur Capital, Inc. All intercompany balances and transactions have been eliminated. The Company's investments in entities in which it has less than 20% ownership interest are accounted for using the cost method.
Revenue Recognition
Revenue is recognized, net of treatment and refining charges, when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain, and collection is probable.
Under the Company’s concentrate sales contracts with third-party smelters, gold and silver prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. Revenue and Costs Applicable to Sales are recorded on a gross basis under these contracts at the time title passes to the buyer based on the forward price for the expected settlement period. The contracts, in general, provide for provisional payment based upon provisional assays and forward metal prices. Final settlement is based on the average applicable price for the specified future quotational period and generally occurs from three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final gold and silver settlement.
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
The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré at the Rochester mine and a form of gold concentrate at the Wharf mine, representing the final product produced by each mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.
The historical cost of metal expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore expected to be extracted beyond twelve months is classified as non-current. Ore on leach pads is valued based on actual production costs incurred to produce and place ore on the leach pad, less costs allocated to minerals recovered through the leach process.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than twenty years of leach pad operations at the Rochester mine and thirty years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.
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
Mining Properties and Mine Development
Capitalization of mine development costs begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization are classified as proven and probable reserves are expensed and classified as exploration or pre-development expense. Mine development costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $6.0 million and $8.9 million at December 31, 2015 and 2014, respectively, were capitalized.
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
Write-downs

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. The significant assumptions used in determining future cash flows for each mine site asset group at December 31, 2015, apart from production cost and capitalized expenditure assumptions unique to each operation, included long-term silver and gold prices of $17.50 and $1,200 per ounce (consistent with the Company’s long-term reserve prices), respectively, and discount rates ranging from 7.50% - 11.00% (to reflect project and country-specific risks). During 2015, 2014, and 2013, we recorded impairments of $313.3 million, $1,472.7 million, and $773.0 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2015 and 2014, the Company held certificates of deposit and cash under these agreements of $6.3 million and $7.0 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are translated at the average exchange rate for the period. Foreign currency gains and losses are included in the determination of net income or loss.
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
Restricted stock and restricted stock units granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant. Restricted stock awards are accounted for as equity-based awards and restricted stock unit awards are accounted for as liability-based awards. Restricted stock units are remeasured at each reporting date. Restricted stock units are settled in cash based on the number of vested restricted stock units multiplied by the current market price of the common shares when vested. Holders of the restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
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
Revisions
During 2015, the Company completed a reconciliation of its tax basis assets and liabilities, as well as a comprehensive analysis of its income and mining taxes receivable and payable, which identified prior year immaterial errors of $31.0 million. The Company's results have been revised to reflect the adjustment in Income and mining tax (expense) benefit, Deferred tax liabilities, and Receivables for the year ended December 31, 2014. Certain immaterial amounts in prior years relating to foreign exchange impacts on cash have been reclassified to conform to the current presentation of the Consolidated Statement of Cash Flows.
Recent Accounting Standards
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance became effective under early adoption for the Company's fiscal year beginning January 1, 2015, and resulted in a reclassification of amounts from Current deferred tax assets to Non-current deferred tax assets and Current deferred tax liabilities to Non-current deferred tax liabilities in the current and prior periods.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

In August 2015, the FASB issued ASU 2015-14, "Deferral of the Effective Date", which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers" to January 1, 2018. The Company is currently evaluating the potential impact of adopting the prescribed changes on the Company's consolidated financial position, results of operations, and cash flows.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, Rochester, Kensington, Wharf, and San Bartolomé mines, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which holds the Endeavor silver stream and other precious metals royalties. Other includes the La Preciosa project, Joaquin project, Martha mine, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$169,133	$143,930	$148,710	$84,052	$84,679	$8,732	$—	$639,236
Royalties	—	—	—	—	—	6,850	—	6,850
	169,133	143,930	148,710	84,052	84,679	15,582	—	646,086
Costs and Expenses
Costs applicable to sales(1)	138,476	103,994	105,640	52,197	75,827	3,520	—	479,654
Amortization	32,423	23,906	42,240	16,378	17,798	9,010	1,996	143,751
Exploration	4,533	1,324	2,596	134	126	(124)	3,058	11,647
Write-downs	224,507	—	—	—	66,712	22,118	—	313,337
Other operating expenses	1,293	2,948	1,301	1,717	1,787	33	41,548	50,627
Other income (expense)
Fair value adjustments, net	3,160	818	—	—	—	—	1,224	5,202
Interest expense, net	(4,269)	(748)	(218)	—	(725)	—	(39,743)	(45,703)
Other, net	(10,968)	(14)	7	143	1,558	(3,182)	12,441	(15)
Income and mining tax (expense) benefit	37,597	(1,497)	—	(857)	(5,154)	5,542	(9,368)	26,263
Net income (loss)	$(206,579)	$10,318	$(3,278)	$12,912	$(81,893)	$(16,615)	$(82,048)	$(367,183)
Segment assets(2)	$406,648	$190,714	$197,873	$113,305	$91,141	$27,892	$75,737	$1,103,310
Capital expenditures	$35,991	$25,330	$23,834	$3,211	$6,220	$—	$607	$95,193
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Year ended December 31, 2014	Palmarejo	Rochester	Kensington	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$244,003	$123,768	$136,960	$117,749	$10,046	$—	$632,526
Royalties	—	—	—	—	3,216	—	3,216
	244,003	123,768	136,960	117,749	13,262	—	635,742
Costs and Expenses
Costs applicable to sales(1)	187,276	91,462	105,342	89,659	4,206	—	477,945
Amortization	69,431	20,790	43,619	19,423	7,015	2,158	162,436
Exploration	6,671	2,636	8,005	120	515	3,793	21,740
Write-downs	784,038	—	107,832	118,754	6,202	455,895	1,472,721
Other operating expenses	620	2,813	796	(251)	938	61,966	66,882
Other income (expense)
Fair value adjustments, net	(1,847)	3,653	—	—	—	1,812	3,618
Interest expense, net	(9,320)	(679)	(214)	(52)	(1)	(37,280)	(47,546)
Other, net	131	105	(22)	2,461	(7,141)	(752)	(5,218)
Income and mining tax (expense) benefit	251,840	(2,224)	—	18,114	2,067	158,457	428,254
Net income (loss)	$(563,229)	$6,922	$(128,870)	$(89,433)	$(10,689)	$(401,575)	$(1,186,874)
Segment assets(2)	$332,369	$196,765	$215,973	$188,616	$59,848	$81,688	$1,075,259
Capital expenditures	$26,084	$11,898	$16,220	$7,937	$—	$2,105	$64,244
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2013	Palmarejo	Rochester	Kensington	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$324,040	$119,254	$148,769	$141,721	$12,871	$(661)	$745,994
Royalties	—	—	—	—	—	—	—
	324,040	119,254	148,769	141,721	12,871	(661)	745,994
Costs and Expenses
Costs applicable to sales(1)	188,572	77,869	104,575	86,827	5,820	—	463,663
Amortization	133,535	8,890	62,750	19,103	3,755	1,531	229,564
Exploration	7,161	2,653	4,199	111	2,069	6,167	22,360
Write-downs	642,094	—	130,694	—	—	205	772,993
Other operating expenses	705	36,265	735	6,205	1,397	57,266	102,573
Other income (expense)
Fair value adjustments, net	76,218	416	7,480	—	—	(1,346)	82,768
Interest expense, net	(15,123)	(20)	(424)	(74)	—	(25,662)	(41,303)
Other, net	906	(318)	(187)	2,582	(19,474)	11,506	(4,985)
Income and mining tax (expense) benefit	107,748	(2,332)	(1)	(10,938)	2,179	61,460	158,116
Net income (loss)	$(478,278)	$(8,677)	$(147,316)	$21,045	$(17,465)	$(19,872)	$(650,563)
Segment assets(2)	$1,164,852	$176,789	$343,144	$289,272	$62,678	$522,084	$2,558,819
Capital expenditures	$33,730	$29,406	$21,404	$11,568	$—	$4,705	$100,813
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	December 31, 2015	December 31, 2014
Total assets for reportable segments	$1,103,310	$1,075,259
Cash and cash equivalents	200,714	270,861
Other assets	28,465	90,449
Total consolidated assets	$1,332,489	$1,436,569

Geographic Information

Long-Lived Assets	December 31, 2015	December 31, 2014
Mexico	$390,694	$298,101
United States	336,210	275,594
Bolivia	35,201	107,960
Australia	5,952	21,362
Argentina	10,871	10,970
Other	9,058	15,116
Total	$787,986	$729,103

Revenue	Year ended December 31,
	2015	2014	2013
United States	$376,692	$260,728	$268,023
Mexico	171,911	245,493	324,040
Bolivia	84,679	117,749	141,721
Australia	8,732	10,046	12,871
Other	4,072	1,726	(661)
Total	$646,086	$635,742	$745,994
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

multi-national banks, bullion trading houses, and refiners across the globe. The Company has eleven trading counterparties and the sales of metals to these companies amounted to approximately 74%, 63%, and 72% of total metal sales for the years ended December 31, 2015, 2014, and 2013, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.
The Company's concentrate produced by the Kensington mine is sold to smelters under purchase and sale agreements, and the smelters pay the Company for the gold or silver recovered from the concentrates. The Company currently sells concentrate to three smelters, and sales to these companies amounted to approximately 26%, 37%, and 28% of total metal sales for the years ended December 31, 2015, 2014, and 2013, respectively. While the loss of any one smelter may have a material adverse effect if alternate smelters are not available, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2015, 2014, and 2013 (in millions):

	Years Ended December 31,
Customer	2015	2014	2013	Segments reporting revenue
Mitsui & Co.	$137.7	$133.8	$70.3	Palmarejo, Rochester
China National Gold	126.2	86.8	81.5	Kensington
Asahi (formerly Johnson Matthey)	84.2	71.8	66.4	Wharf, Rochester, San Bartolomé
TD Securities	81.3	106.7	106.7	Palmarejo, Rochester
Standard Bank	34.7	87.5	69.0	Palmarejo, Rochester
INTL Commodities	33.1	22.4	84.6	Palmarejo, San Bartolomé, Rochester
Valcambi	—	33.9	77.2	Palmarejo, San Bartolomé
Auramet	—	10.8	111.7	Palmarejo, San Bartolomé, Kensington, Rochester

NOTE 4 – WRITE-DOWNS

	Year ended December 31,
	2015	2014	2013
Mining properties
Palmarejo	$205,803	$668,803	$539,359
San Bartolomé	16,690	32,328	—
Kensington	—	67,671	82,337
La Preciosa	—	371,411	—
Joaquin	—	83,429	—
Coeur Capital	22,118	6,202	—
Martha	—	—	205
	244,611	1,229,844	621,901

Property, plant, and equipment
Palmarejo	$18,704	$115,235	$102,735
San Bartolomé	50,022	86,426	—
Kensington	—	40,161	48,357
La Preciosa	—	1,055	—
	68,726	242,877	151,092

Total	$313,337	$1,472,721	$772,993
The 2015 write-down of $313.3 million ($276.5 million net of tax) was due to a $224.5 million impairment of the Palmarejo complex ($193.5 million net of tax) and a $66.7 million impairment of the San Bartolomé mine, and a $22.1 million impairment ($16.3 million net of tax) of certain Coeur Capital assets, including the Endeavor silver stream and other royalties. The non-cash

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

impairment charges were largely driven by significant decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.
The 2014 write-down of $1,472.7 million ($1,021.8 million net of tax) was primarily due to a $784.0 million impairment of the Palmarejo complex ($504.5 million net of tax) and a $372.5 million impairment of the La Preciosa project ($244.9 million net of tax) due to a decrease in the Company's long-term silver and gold price assumptions reflective of the current silver and gold price environment and revised mine plans.
The 2013 write-down of $773.0 million was primarily due to a $642.1 million impairment of the Palmarejo complex ($462.3 million net of tax) and a $130.7 million impairment of the Kensington mine due to a decrease in the Company's long-term silver and gold price assumptions reflective of the current silver and gold price environment.

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
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Year ended December 31,
In thousands	2015	2014
Asset retirement obligation - Beginning	$67,214	$55,966
Accretion	7,738	4,826
Additions and changes in estimates	11,939	6,748
Settlements	(4,819)	(326)
Asset retirement obligation - Ending	$82,072	$67,214
The increase in asset retirement obligations in the year ended December 31, 2015 is primarily due to the acquisition of the Wharf gold mine. The Company has accrued $3.2 million and $3.6 million at December 31, 2015 and December 31, 2014, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 6 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. The Company previously awarded stock appreciation rights, restricted stock units, and performance share units. Stock-based compensation expense for the years ended December 31, 2015, 2014, and 2013 was $9.3 million, $9.3 million, and $4.8 million, respectively. At December 31, 2015, there was $8.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.4 years.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights (SARs) granted under the Company’s incentive plans vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of stock options is equal to the fair market value of the shares on the date of the grant. The value of each stock option award is estimated using the Black-Scholes option pricing model. Stock options are accounted for as equity awards and SARs are accounted for as liability awards and remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2015	2014	2013
Weighted average fair value of stock options granted	$2.65	$3.79	$12.60
Volatility	55.71%	50.93%	76.74%
Expected life in years	4.75	3.9	5.0
Risk-free interest rate	1.51%	1.25%	0.84%
Dividend yield	—	—	—
The following table summarizes stock option and SAR activity for the years ended December 31, 2015, 2014, and 2013:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	370,000	$30.20	68,865	$13.83
Granted	190,452	20.41	—	—
Exercised	(13,027)	10.77	(6,617)	13.14
Canceled/forfeited	(131,855)	29.30	(12,039)	15.40
Outstanding at December 31, 2013	415,570	27.36	50,209	14.15
Granted	415,172	9.45	—	—
Exercised	—	—	—	—
Canceled/forfeited	(232,396)	23.94	(3,637)	15.40
Outstanding at December 31, 2014	598,346	16.26	46,572	14.06
Granted	310,028	5.57	—	—
Exercised	—	—	—	—
Canceled/forfeited	(238,365)	12.69	—	—
Outstanding at December 31, 2015	670,009	$12.58	46,572	$14.06

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 0.00-$10.00	439,746	$7.33	8.71	75,613	$9.41	7.49
$10.00-$20.00	71,540	13.42	7.56	40,823	14.56	7.31
$20.00-$30.00	149,992	25.63	6.31	126,828	25.98	6.17
$30.00-$40.00	3,134	39.90	1.22	3,134	39.90	1.22
$40.00-$50.00	3,336	48.50	2.03	3,336	48.50	2.03
$50.00-$60.00	2,261	51.40	0.14	2,261	51.40	0.14
	670,009	$12.58		251,995	$19.86
At December 31, 2015, there was $0.4 million of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.1 years.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

of the common shares when vested. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
The following table summarizes restricted stock and restricted stock units activity for the years ended December 31, 2015, 2014, and 2013:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2012	239,698	$25.38	11,411	$24.14
Granted	573,467	15.38	—	—
Vested	(90,963)	26.83	(11,411)	22.74
Cancelled/Forfeited	(109,116)	23.30	—	—
Outstanding at December 31, 2013	613,086	16.68	—	—
Granted	695,897	9.83	—	—
Vested	(234,103)	17.16	—	—
Cancelled/Forfeited	(172,881)	11.87	—	—
Outstanding at December 31, 2014	901,999	12.19	—	—
Granted	1,180,384	5.49	—	—
Vested	(317,122)	13.38	—	—
Cancelled/Forfeited	(257,849)	7.59	—	—
Outstanding at December 31, 2015	1,507,412	$7.49	—	$—
At December 31, 2015, there was $3.2 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.2 years.
Performance Shares and Performance Share Units
Performance shares granted under the Company’s incentive plans are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. Performance share awards are accounted for as equity awards and performance units are accounted for as liability-based awards and remeasured each reporting date. The performance shares vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met. Performance share units were settled in cash based on the current market price of the common shares when vested.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes performance shares and performance units’ activity for the years ended December 31, 2015, 2014, and 2013:

	Performance Shares		Performance Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2012	109,159	$26.92	34,239	$39.78
Granted	173,773	23.35	34,239	38.02
Vested	(4,160)	30.97	(68,478)	38.02
Cancelled/Forfeited	(68,377)	34.49	—	—
Outstanding at December 31, 2013	210,395	28.04	—	—
Granted	358,398	12.21	—	—
Vested	(34,611)	27.18	—	—
Cancelled/Forfeited	(17,352)	27.15	—	—
Outstanding at December 31, 2014	516,830	17.61	—	—
Granted	809,293	6.97	—	—
Vested	—	—	—	—
Cancelled/Forfeited	(190,988)	15.62	—	—
Outstanding at December 31, 2015	1,135,135	$10.35	—	$—
At December 31, 2015, there was $3.7 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.7 years.
Supplemental Incentive Plan
In 2014, the Company adopted a supplemental incentive plan under which benefits are payable upon achievement of certain performance and market conditions.  The maximum potential incentive payout under the plan is $3.8 million, of which $2.8 million may be settled in cash or stock at the Company’s discretion.  At December 31, 2015, $2.2 million has been accrued for this plan.

NOTE 7 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide a voluntary, noncontributory defined contribution based on an eligible employee's salary. Total plan expenses recognized for the years ended December 31, 2015, 2014, and 2013 were $2.9 million, $2.6 million, and $4.1 million, respectively.

NOTE 8 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
In thousands	2015	2014	2013
United States	$(43,924)	$(213,883)	$(242,562)
Foreign	(349,522)	(1,401,245)	(566,117)
Total	$(393,446)	$(1,615,128)	$(808,679)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
In thousands	2015	2014	2013
Current:
United States	$49	$904	$4
United States — State mining taxes	(4,305)	(879)	(714)
United States — Foreign withholding tax	—	(6,250)	397
Argentina	715	(71)	(137)
Australia	130	—	(914)
Mexico	(476)	(10,122)	(9,046)
Bolivia	(5,154)	(4,008)	(6,716)
Canada	(516)	(145)	(1,936)
Deferred:
Argentina	(1,197)	24,478	8,062
Australia	3,223	(401)	(2)
Bolivia	—	22,122	(4,222)
Canada	2,875	2,662	—
Mexico	27,189	394,221	94,851
United States	1,778	5,743	78,489
United States — State mining taxes	1,952	—	—
Income tax (expense) benefit	$26,263	$428,254	$158,116
A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is below:

	Year ended December 31,
In thousands	2015	2014	2013
Income and mining tax benefit (expense) at statutory rate	$137,706	$565,295	$283,038
State tax provision from continuing operations	(2,075)	20,253	2,245
Change in valuation allowance	(101,027)	(151,191)	(106,802)
Non-deductible imputed interest	—	—	(214)
Uncertain tax positions	(1,947)	(4,425)	(5,209)
U.S. and foreign non-deductible expenses	1,365	(4,892)	(2,383)
Mineral interest related	(19,310)	—	—
Foreign exchange rates	22,350	23,672	13,937
Foreign inflation and indexing	1,117	3,765	2,937
Foreign tax rate differences	(15,980)	(63,930)	(24,108)
Foreign withholding and other taxes	8,140	82,884	(100,331)
Foreign tax credits and other, net	(4,076)	(43,177)	13,153
Mexico permanent reinvestment assertion	—	—	81,853
Income and mining tax benefit (expense)	$26,263	$428,254	$158,116

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2015 and 2014, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2015	2014
Deferred tax liabilities:
Mexican mining tax	$15,451	$8,065
Foreign subsidiaries — unremitted earnings	12,999	45,249
Inventory	2,353	3,135
Royalty and other long-term debt	1,648	—
	$32,451	$56,449
Deferred tax assets:
Net operating loss carryforwards	203,958	153,701
Mineral properties	34,966	46,006
Property, plant, and equipment	6,980	38,091
Royalty and other long-term debt	—	5,863
Capital loss carryforwards	3,938	35,251
Asset retirement obligation	21,480	21,586
Unrealized foreign currency loss and other	8,424	8,213
Accrued expenses	17,905	9,365
Tax credit carryforwards	26,439	56,322
	324,090	374,398
Valuation allowance	(436,829)	(391,510)
	(112,739)	(17,112)
Net deferred tax liabilities	$145,190	$73,561
The Company reviews the measurement of its deferred tax assets at each balance sheet date. All available evidence, both positive and negative, is considered in determining whether, based upon the weight of the evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Year ended December 31,
In thousands	2015	2014
U.S.	$292,677	$305,534
Argentina	8,376	21,520
Canada	1,718	2,009
Bolivia	45,177	15,948
Mexico	63,373	14,816
New Zealand	25,508	28,710
Other	—	2,973
	$436,829	$391,510

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company has the following tax attribute carryforwards at December 31, 2015, by jurisdiction:

In thousands	U.S.	Argentina	Bolivia	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	320,511	12,210	55,019	2,182	108,191	91,096	68	589,277
Alternative minimum tax net operating losses	187,376	—	—	—	—	—	—	187,376
Capital losses	11,195	—	—	—	—	—	—	11,195
Alternative minimum tax credits	3,173	—	—	—	—	—	—	3,173
Foreign tax credits	19,898	—	—	—	—	—	—	19,898

The U.S. net operating losses expire from 2019 through 2035 and the Canada net operating losses will expire from 2029 through 2035. The Mexico net operating losses expire from 2017 to 2035, while the remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The majority of the U.S. capital losses expired in 2015. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2019.

The Company intends to indefinitely reinvest earnings from certain foreign operations. For the years 2015 and 2014, the Company had no unremitted earnings from these specific foreign operations.
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at January 1, 2014	$15,471
Gross increase to current period tax positions	1,856
Gross increase to prior period tax positions	524
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,767)
Unrecognized tax benefits at December 31, 2014	$16,084
Gross increase to current period tax positions	1,030
Gross increase to prior period tax positions	810
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	—
Unrecognized tax benefits at December 31, 2015	$17,924
At December 31, 2015, 2014, and 2013, $17.9 million, $16.1 million, and $14.3 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company's effective tax rate.

The Company operates in numerous countries around the world and is subject to, and pays annual income taxes under, the various income tax regimes in the countries in which it operates. The Company has historically filed, and continues to file, all required income tax returns and paid the taxes reasonably determined to be due. The tax rules and regulations in many countries are highly complex and subject to interpretation. From time to time, the Company is subject to a review of its historic income tax filings and, in connection with such reviews, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved.

The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2012 for the US federal jurisdiction and from 2008 for certain other foreign jurisdictions. During 2014, the U.S. Internal Revenue Service concluded its examination of the Company's 2009, 2010, and 2011 tax years. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $0.5 million and $1.0 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $9.2 million, $6.9 million, and $4.1 million at December 31, 2015, 2014, and 2013, respectively.

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
For the years ended December 31, 2015, 2014, and 2013, 3,239,425, 1,871,681, and 1,111,021, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2015, 2014, and 2013 because there is no excess value upon conversion over the principal amount of the Notes.

	Year ended December 31,
In thousands except per share amounts	2015	2014	2013
Net income (loss) available to common stockholders	$(367,183)	$(1,186,874)	$(650,563)
Weighted average shares:
Basic	129,639	102,441	97,864
Effect of stock-based compensation plans	—	—	—
Diluted	129,639	102,441	97,864
Income (loss) per share:
Basic	$(2.83)	$(11.59)	$(6.65)
Diluted	$(2.83)	$(11.59)	$(6.65)

NOTE 10 – FAIR VALUE MEASUREMENTS
The following table presents the components of Fair value adjustments, net:

	Year ended December 31,
In thousands	2015	2014	2013
Palmarejo royalty obligation embedded derivative	$3,101	$(2,001)	$76,200
Rochester net smelter royalty (NSR) royalty obligation	818	3,653	416
Silver and gold options	1,283	1,058	7,119
Foreign exchange contracts	—	908	(967)
Fair value adjustments, net	$5,202	$3,618	$82,768
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$2,766	$2,756	$—	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$—	$—	$4,957
Rochester NSR royalty obligation	9,593	—	—	9,593
Other derivative instruments, net	508	—	508	—
	$15,058	$—	$508	$14,550

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2014
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$5,982	$4,603	$—	$1,379
Silver and gold options	3,882	—	3,882	—
	$9,864	$4,603	$3,882	$1,379
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$—	$—	$21,912
Rochester NSR royalty obligation	15,370	—	—	15,370
Silver and gold options	1,039	—	1,039	—
Other derivative instruments, net	805	—	805	—
	$39,126	$—	$1,844	$37,282
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
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, expected royalty durations of 0.7 years and 2.5 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, at December 31, 2015.
No assets or liabilities were transferred between fair value levels in the year ended December 31, 2015.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the years ended December 31, 2015 and 2014:

	Year ended December 31, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$1,379	$(983)	$(386)	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$(3,101)	$(13,854)	$4,957
Rochester NSR royalty obligation	$15,370	(818)	(4,959)	$9,593

	Year ended December 31, 2014
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Transfers from Level 1	Balance at the end of the period
Palmarejo royalty obligation embedded derivative	$40,338	$—	$2,001	$(20,427)	$—	$21,912
Rochester NSR royalty obligation	21,630	—	(3,653)	(2,607)	—	15,370
Equity securities	—	69	(55)	—	1,365	1,379

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During 2015, Coeur recorded write-downs related to Property, plant, and equipment and Mining properties totaling $313.3 million ($276.5 million net of tax). The fair values of Property, plant, and equipment and Mining properties were estimated using a discounted cash flow approach. The discounted cash flow model used significant unobservable inputs and is therefore classified within Level 3 for the fair value hierarchy. The following table sets forth the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements:

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment and Mining properties	Discounted cash flow	Discount rate	7.50% - 11.00%
		Long-term silver price	$17.50
		Long-term gold price	$1,200
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

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment and Mining properties	Discounted cash flow	Discount rate	8.00% - 10.75%
		Long-term silver price	$19.00
		Long-term gold price	$1,275
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

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment and Mining properties	Discounted cash flow	Discount rate	8.50% - 10.50%
		Long-term silver price	$25.00
		Long-term gold price	$1,450
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2015 and December 31, 2014 is presented in the following table:

	December 31, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$693	$—	$693	$—
7.875% Senior Notes due 2021(1)	373,433	227,487	—	227,487	—
Term Loan due 2020(2)	94,489	99,500	—	99,500	—
San Bartolomé Lines of Credit	4,571	4,571	—	4,571	—
Palmarejo gold production royalty obligation	15,207	15,580	—	—	15,580

(1)	Net of unamortized debt issuance costs and premium received of $5.3 million.

(2)	Net of unamortized debt issuance costs of $5.0 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2014
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$5,334	$4,979	$—	$4,979	$—
7.875% Senior Notes due 2021(1)	427,603	343,305	—	343,305	—
San Bartolomé Lines of Credit	14,785	14,785	—	14,785	—
Palmarejo gold production royalty obligation	34,047	38,290	—	—	38,290

(1)	Net of unamortized debt issuance costs and premium received of $7.3 million.
The fair values of the 3.25% Convertible Senior Notes due 2028 (the "Convertible Notes") and 7.875% Senior Notes due 2021 (the "Senior Notes") outstanding were estimated using quoted market prices. The fair value of the Term Loan due 2020 (the "Term Loan") approximates book value (excluding unamortized debt issuance costs) as the liability is secured, has a variable interest rate, and lacks significant credit concerns. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

NOTE 11 - OTHER, NET

Other, net consists of the following:

	Year ended December 31,
In thousands	2015	2014	2013
Impairment of equity securities	$(2,346)	$(6,593)	$(18,308)
Gain on extinguishment of Senior Notes	16,187	—	—
Foreign exchange gain (loss)	(15,769)	470	(189)
Gain on termination of reclamation bonds	—	—	8,519
Other	1,913	905	4,993
Other, net	$(15)	$(5,218)	$(4,985)

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties, excluding production from the recently acquired Paramount Gold and Silver Corp. ("Paramount") properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments on 400,000 gold ounces have been made. At December 31, 2015, a total of 33,495 gold ounces remain outstanding under the obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 19.9% and 11.8% at December 31, 2015 and December 31, 2014, respectively. The fair value of the embedded derivative at December 31, 2015 and December 31, 2014 was a liability of $5.0 million and $21.9 million, respectively. The mark-to-market adjustments were gains of $17.0 million, $18.4 million, and $104.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation adjustment. Realized losses on settlement of the liabilities were $13.9 million, $20.4 million, and $28.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in most cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.3 million, losses of $0.1 million, and losses of $2.0 million in the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, the Company had outstanding provisionally priced sales of 0.6 million ounces of silver and 30,627 ounces of gold at prices of $14.98 and $1,110, respectively.
Silver and Gold Options
During the years ended December 31, 2014 and 2013, the Company recorded unrealized gains of $1.5 million and $8.9 million, respectively, related to outstanding options which were included in Fair value adjustments, net. The Company recognized realized gains of $1.3 million, realized losses of $0.6 million, and no realized gain or loss during the years ended December 31, 2015, 2014, and 2013, respectively, from settled contracts.
At December 31, 2015, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2016	Thereafter
Palmarejo gold production royalty	$21,641	$—
Average gold price in excess of minimum contractual deduction	$646	$—
Notional ounces	33,495	—

Provisional silver sales	$8,849	$—
Average silver price	$14.98	$—
Notional ounces	590,750	—

Provisional gold sales	$33,996	$—
Average gold price	$1,110	$—
Notional ounces	30,627	—

The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	4,957	—
Concentrate sales contracts	28	536	—	—
	$28	$536	$4,957	$—

	December 31, 2014
	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	14,405	7,507
Silver and gold options	3,882	1,039	—	—
Concentrate sales contracts	43	848	—	—
	$3,925	$1,887	$14,405	$7,507

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2015, 2014, and 2013 (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2015	2014	2013
Revenue	Concentrate sales contracts	$296	$(123)	(1,995)
Costs applicable to sales	Foreign exchange contracts	—	924	589
Fair value adjustments, net	Foreign exchange contracts	—	(16)	(985)
Fair value adjustments, net	Palmarejo gold royalty	3,101	(2,001)	76,200
Fair value adjustments, net	Silver and gold options	1,283	1,058	7,119
		$4,680	$(158)	$80,928
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

NOTE 13 – ACQUISITIONS
On April 17, 2015, the Company completed the acquisition of Paramount, which held mineral claims adjacent to the Company's Palmarejo mine, including a continuation of the Independencia deposit. Upon closing, Paramount became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Paramount common stock was converted into 0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. Immediately prior to completion of the acquisition, Paramount spun off to its existing stockholders a separate, publicly-traded company, Paramount Gold Nevada Corp. ("SpinCo"), which owns the Sleeper Gold Project and other assets in Nevada. SpinCo was capitalized with $8.5 million in cash contributed by Coeur, which amount has been included in the total consideration paid for the acquisition of Paramount. The Company also paid $1.5 million to acquire 4.9% of the newly issued and outstanding shares of SpinCo.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On February 20, 2015, the Company completed its acquisition of the Wharf gold mine located near Lead, South Dakota, from a subsidiary of Goldcorp in exchange for $99.4 million in cash. The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The Company incurred $2.1 million of acquisition costs, which are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income (Loss).
The purchase price allocation was based on the fair value of acquired assets and liabilities as follows (in thousands):

Assets:
Cash	$982
Receivables	3,061
Inventory	2,147
Ore on leach pads	12,710
Other current assets	2,924
Property, plant, and equipment	30,055
Mining properties, net	77,424
Other non-current assets	3,966
133,269
Liabilities:
Accounts payable and accrued liabilities	5,938
Reclamation	18,270
Deferred income taxes	5,915
Other non-current liabilities	3,750
33,873
Net assets acquired	$99,396

The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013 as if the acquisition had occurred on January 1, 2013. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Year ended December 31,
In thousands	2015	2014	2013
Revenue	$664,086	$729,742	$823,994
Income (loss) before income and mining taxes	(393,498)	(1,587,128)	(786,679)
Net income (loss)	(367,235)	(1,158,874)	(628,563)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 14 – INVESTMENTS
The Company invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At December 31, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	3,386	(1,179)	559	2,766

	At December 31, 2014
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$5,687	$(8)	$303	$5,982

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $2.3 million, $6.6 million, and $18.3 million in the years ended December 31, 2015, 2014, and 2013, respectively, in Other, net. The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2015:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(1,179)	$614	$—	$—	$(1,179)	$614

NOTE 15 – RECEIVABLES
Receivables consist of the following:

In thousands	December 31, 2015	December 31, 2014
Current receivables:
Trade receivables	$17,878	$20,448
Income tax receivable	13,678	21,047
Value added tax receivable	50,669	63,805
Other	3,767	2,623
	$85,992	$107,923
Non-current receivables:
Value added tax receivable	$24,768	$21,686
Total receivables	$110,760	$129,609

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	December 31, 2015	December 31, 2014
Inventory:
Concentrate	$16,165	$23,563
Precious metals	21,908	40,870
Supplies	43,638	50,498
	$81,711	$114,931
Ore on leach pads:
Current	$67,329	$48,204
Non-current	44,582	37,889
	$111,911	$86,093
Total inventory and ore on leach pads	$193,622	$201,024

NOTE 17 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2015	December 31, 2014
Land	$8,287	$1,752
Facilities and equipment	654,585	647,181
Capital leases	30,648	28,680
	693,520	677,613
Accumulated amortization	(514,509)	(464,852)
	179,011	212,761
Construction in progress	16,988	15,150
Property, plant and equipment, net	$195,999	$227,911

Rent expense for operating lease agreements was $14.3 million, $11.2 million, and $16.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,828	$149,756	$238,786	$32,318	$39,474	$—	$—	$—	$612,162
Accumulated amortization	(131,055)	(126,242)	(131,236)	(5,784)	(30,325)	—	—		(424,642)
	20,773	23,514	107,550	26,534	9,149	—	—	—	187,520
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	59,343	806,436
Accumulated amortization	(348,268)	—	—	(10,551)	(11,400)	—	—	(34,518)	(404,737)
	281,035	—	—	35,286	1,468	49,085	10,000	24,825	401,699
Mining properties, net	$301,808	$23,514	$107,550	$61,820	$10,617	$49,085	$10,000	$24,825	$589,219

December 31, 2014	Palmarejo	Rochester	Kensington	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$137,821	$153,535	$217,138	$49,305	$—	$—	$—	$557,799
Accumulated amortization	(121,906)	(113,533)	(106,865)	(26,106)	—	—	—	(368,410)
	15,915	40,002	110,273	23,199	—	—	—	189,389
Mineral interests	521,349	—	—	17,560	49,059	10,000	81,461	679,429
Accumulated amortization	(332,032)	—	—	(10,143)	—	—	(25,451)	(367,626)
	189,317	—	—	7,417	49,059	10,000	56,010	311,803
Mining properties, net	$205,232	$40,002	$110,273	$30,616	$49,059	$10,000	$56,010	$501,192
The Palmarejo complex is located in the State of Chihuahua in northern Mexico and consists of the Palmarejo mine and mill, the Guadalupe underground mine, the Independencia deposit, and other deposits and exploration targets. The Palmarejo mine commenced production in April 2009 and the Guadalupe mine commenced production in 2015.
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

The Wharf gold mine is an open pit gold mine located near the city of Lead, South Dakota. The Company acquired Wharf in February 2015.
The San Bartolomé mine is a silver mine located near the city of Potosi, Bolivia. The Company commenced commercial production at San Bartolomé in June 2008.
The La Preciosa silver-gold project is located in the State of Durango in northern Mexico. The Company completed a feasibility study in 2014 and has deferred construction activities until expected returns improve.
The Joaquin silver-gold project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of the property located north of the Company's Martha silver mine in November 2007.
The Company's mineral interests held by Coeur Capital primarily consist of the Endeavor silver stream, acquired by the Company in May 2005, under which the Company owns all silver production and reserves up to 20.0 million payable ounces at the Endeavor mine in Australia, owned and operated by Cobar Operations Pty. Limited. The Company has received 6.0 million payable ounces to-date and the current ore reserve contains 1.4 million payable ounces.
Coeur Capital also holds royalties on McEwen Mining Inc.’s El Gallo complex in Mexico, currently paying a 3.5% NSR royalty, a 1.5% NSR royalty on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador, a 2.0% NSR royalty on Mandalay Resources Corp.’s Cerro Bayo mine in Chile, and royalties on other non-producing properties. Coeur also owns an 80% interest in a 2.5% royalty on OceanaGold Corporation's Correnso mine in New Zealand and has entered into an agreement to acquire the remaining 20% interest in 2016. Royalty revenue is immaterial to the Company.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 19 – DEBT
Long-term debt and capital lease obligations at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015		December 31, 2014
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$712	$5,334	$—
7.875% Senior Notes due 2021, net(1)	—	373,433	—	427,603
Term Loan due 2020, net(2)	1,000	93,489	—	—
San Bartolomé Lines of Credit	—	4,571	4,481	10,304
Capital lease obligations	9,431	7,774	7,683	13,141
	$10,431	$479,979	$17,498	$451,048
(1) Net of unamortized debt issuance costs and premium received of $5.3 million and $7.3 million at December 31, 2015 and December 31, 2014, respectively.
(2) Net of unamortized debt issuance costs of $5.0 million at December 31, 2015.
7.875% Senior Notes due 2021
During the fourth quarter of 2015, the Company entered into a privately-negotiated agreement to exchange $54.2 million in aggregate principal amount of its Senior Notes for 14.4 million shares of common stock. Based on the closing price of the Company's common stock on the date of the exchange, the exchange resulted in a gain of $15.9 million which is recognized in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss). During 2015 and 2014, the Company repurchased $71.3 million in aggregate principal amount of the Senior Notes. The impact of the exchange and repurchases result in an aggregate principal balance outstanding of $378.7 million at December 31, 2015.
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

On March 12, 2014, the Company completed a follow-on offering of $150 million in aggregate principal amount of its Senior Notes (the “Additional Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Additional Notes constitute a further issuance of the Original Notes (as defined below) and form a single series of debt securities with the Original Notes. Upon completion of Coeur’s offering of the Additional Notes, the aggregate principal amount of the outstanding Senior Notes was $450.0 million. The Company commenced an exchange offer for the Additional Notes on April 10, 2014 to exchange the Additional Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Additional Notes when they were issued. The exchange offer was consummated on May 9, 2014.

On January 29, 2013, the Company completed an offering of $300.0 million in aggregate principal amount of 7.875% Senior Notes due 2021 (the “Original Notes”) in a private placement conducted pursuant to the Securities Act. The Company commenced an exchange offer for the Original Notes on September 30, 2013 to exchange the Original Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Original Notes when they were issued. The exchange offer was consummated on November 5, 2013.

3.25% Convertible Senior Notes due 2028
Per the indenture governing the Convertible Notes, the Company announced on February 12, 2015 that it was offering to repurchase all of the Convertible Notes. During the first quarter of 2015, the Company repurchased $4.6 million in aggregate principal amount, leaving a balance of $0.7 million at December 31, 2015. The Convertible Notes are classified as non-current liabilities at December 31, 2015 as a result of the expiration of the holders' option to require the Company to repurchase the notes on March 15, 2015.
Term Loan due 2020

On June 23, 2015, the Company and certain of its subsidiaries entered into a credit agreement for a senior secured term loan (the "Term Loan") with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a five year $100.0 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

the Term Loan under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan. Amounts repaid on the Term Loan may not be re-borrowed. As of December 31, 2015, the Company has made amortization payments totaling $0.5 million. The obligations under the Term Loan are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.
Lines of Credit
At December 31, 2015, San Bartolomé had two outstanding lines of credit. The first line of credit is for $12.0 million bearing interest at 6.0% per annum, maturing June 30, 2018. The second line of credit is for $15.0 million bearing interest at 6.0% per annum, maturing December 29, 2016. Both lines of credit are secured with machinery and equipment. There was an outstanding balance of $4.6 million on the first line of credit at December 31, 2015.
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
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico. This royalty excludes production from the recently acquired Paramount properties.
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $412 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. The Company paid $39.2 million, $48.4 million, and $57.0 million during the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, payments had been made on a total of 366,505 ounces of gold with further payments to be made on an additional 33,495 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense of $6.6 million, $10.8 million, and $17.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and December 31, 2014, the remaining minimum obligation under the royalty agreement was $15.2 million and $34.0 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense
Interest expense, net of capitalized interest consists of the following:

	Year ended December 31,
In thousands	2015	2014	2013
3.25% Convertible Senior Notes due 2028	$54	$173	$466
7.875% Senior Notes due 2021	33,437	32,741	21,853
Short-term Loan	326	—	—
Term Loan due 2020	4,719	—	—
San Bartolomé Lines of Credit	795	—	—
Revolving Credit Facility	—	179	612
Loss on Revolving Credit Facility	—	3,035	—
Capital lease obligations	1,035	972	415
Other debt obligations	20	—	291
Accretion of Palmarejo gold production royalty obligation	6,567	10,773	17,641
Amortization of debt issuance costs	2,257	1,740	2,143
Accretion of debt premium	(409)	(357)	576
Capitalized interest	(3,098)	(1,710)	(2,694)
Total interest expense, net of capitalized interest	$45,703	$47,546	$41,303

NOTE 20 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.) Inc. and subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$378,278	$267,808	$—	$646,086
COSTS AND EXPENSES
Costs applicable to sales(1)	—	261,830	217,824	—	479,654
Amortization	1,991	83,325	58,435	—	143,751
COSTS AND EXPENSES
General and administrative	32,405	35	394	—	32,834
Exploration	2,265	3,931	5,451	—	11,647
Write-downs	—	1,630	311,707	—	313,337
Pre-development, reclamation, and other	4,083	5,920	7,790	—	17,793
Total costs and expenses	40,744	356,671	601,601	—	999,016
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,224	818	3,160	—	5,202
Other, net	20,252	(3,106)	(13,385)	(3,776)	(15)
Interest expense, net of capitalized interest	(39,867)	(966)	(8,646)	3,776	(45,703)
Total other income (expense), net	(18,391)	(3,254)	(18,871)	—	(40,516)
Loss before income and mining taxes	(59,135)	18,353	(352,664)	—	(393,446)
Income and mining tax (expense) benefit	1,827	(2,354)	26,790	—	26,263
Total loss after income and mining taxes	(57,308)	15,999	(325,874)	—	(367,183)
Equity income (loss) in consolidated subsidiaries	(309,875)	(14,814)	—	324,689	—
NET INCOME (LOSS)	$(367,183)	$1,185	$(325,874)	$324,689	$(367,183)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(4,154)	(3,118)	—	3,118	(4,154)
Reclassification adjustments for impairment of marketable securities	2,346	2,346	—	(2,346)	2,346
Reclassification adjustments for realized loss on sale of marketable securities	894	894	—	(894)	894
Other comprehensive income (loss)	(914)	122	—	(122)	(914)
COMPREHENSIVE INCOME (LOSS)	$(368,097)	$1,307	$(325,874)	$324,567	$(368,097)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$261,963	$373,779	$—	$635,742
COSTS AND EXPENSES
Costs applicable to sales(1)	—	196,805	281,140	—	477,945
Amortization	1,805	65,100	95,531	—	162,436
General and administrative	39,976	6	863	—	40,845
Exploration	3,560	11,157	7,023	—	21,740
Write-downs	—	107,832	1,364,889	—	1,472,721
Pre-development, reclamation, and other	8,813	3,889	13,335	—	26,037
Total costs and expenses	54,154	384,789	1,762,781	—	2,201,724
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,812	3,653	(1,847)	—	3,618
Other, net	4,406	(7,023)	227	(2,828)	(5,218)
Interest expense, net of capitalized interest	(38,389)	(891)	(11,094)	2,828	(47,546)
Total other income (expense), net	(32,171)	(4,261)	(12,714)	—	(49,146)
Income (Loss) before income and mining taxes	(86,325)	(127,087)	(1,401,716)	—	(1,615,128)
Income and mining tax (expense) benefit	1,742	(2,224)	428,736	—	428,254
Income (Loss) after income and mining taxes	(84,583)	(129,311)	(972,980)	—	(1,186,874)
Equity income (loss) in consolidated subsidiaries	(1,102,291)	(4,181)	—	1,106,472	—
NET INCOME (LOSS)	$(1,186,874)	$(133,492)	$(972,980)	$1,106,472	$(1,186,874)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(2,290)	(2,272)	—	2,272	(2,290)
Reclassification adjustments for impairment of equity securities, net of tax	4,042	4,042	—	(4,042)	4,042
Reclassification adjustments for realized loss on sale of equity securities, net of tax	346	328	—	(328)	346
Other comprehensive income (loss)	2,098	2,098	—	(2,098)	2,098
COMPREHENSIVE INCOME (LOSS)	$(1,184,776)	$(131,394)	$(972,980)	$1,104,374	$(1,184,776)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$268,023	$477,971	$—	$745,994
COSTS AND EXPENSES
Costs applicable to sales(1)	—	182,444	281,219	—	463,663
Amortization	1,066	71,655	156,843	—	229,564
General and administrative	50,213	3,245	1,885	—	55,343
Exploration	1,602	8,920	11,838	—	22,360
Litigation settlement	—	32,046	—	—	32,046
Write-downs	—	130,694	642,299	—	772,993
Pre-development, reclamation, and other	—	3,093	12,091	—	15,184
Total costs and expenses	52,881	432,097	1,106,175	—	1,591,153
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,346)	7,896	76,218	—	82,768
Other, net	(4,689)	(1,750)	4,602	(3,148)	(4,985)
Interest expense, net of capitalized interest	(25,652)	(445)	(18,354)	3,148	(41,303)
Total other income (expense), net	(31,687)	5,701	62,466	—	36,480
Income (Loss) before income and mining taxes	(84,568)	(158,373)	(565,738)	—	(808,679)
Income and mining tax (expense) benefit	78,332	(155)	79,939	—	158,116
Income (Loss) after income and mining taxes	(6,236)	(158,528)	(485,799)	—	(650,563)
Equity income (loss) in consolidated subsidiaries	(644,327)	(68)	—	644,395	—
NET INCOME (LOSS)	$(650,563)	$(158,596)	$(485,799)	$644,395	$(650,563)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(8,489)	(552)	—	552	(8,489)
Reclassification adjustments for impairment of equity securities, net of tax	11,221	211	—	(211)	11,221
Reclassification adjustments for realized loss on sale of equity securities, net of tax	83	—	—	—	83
Other comprehensive income (loss)	2,815	(341)	—	341	2,815
COMPREHENSIVE INCOME (LOSS)	$(647,748)	$(158,937)	$(485,799)	$644,736	$(647,748)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(377,091)	$86,486	$79,458	$324,689	113,542
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(514)	(52,376)	(42,303)	—	(95,193)
Purchase of short-term investments and equity securities	(1,880)	—	—	—	(1,880)
Sales and maturities of short-term investments	2	532	71	—	605
Acquisitions, net of cash acquired	(110,846)	—	—	—	(110,846)
Other	(4,710)	523	208	—	(3,979)
Investments in consolidated subsidiaries	282,041	20,239	120	(302,400)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	164,093	(31,082)	(41,904)	(302,400)	(211,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	3,500	—	153,500
Payments on debt, capital leases, and associated costs	(62,930)	(7,428)	(14,357)	—	(84,715)
Gold production royalty payments	—	—	(39,235)	—	(39,235)
Net intercompany financing activity	12,232	(19,518)	29,575	(22,289)	—
Other	(542)	—	—	—	(542)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	98,760	(26,946)	(20,517)	(22,289)	29,008
Effect of exchange rate changes on cash and cash equivalents	—	(11)	(1,393)	—	(1,404)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,238)	28,447	15,644	—	(70,147)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$96,123	$34,228	$70,363	$—	$200,714

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(1,175,464)	$41,292	$81,248	$1,106,472	53,548
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
Capital expenditures	(1,849)	(28,118)	(34,277)	—	(64,244)
Purchase of short term investments and equity securities	(50,013)	(429)	(71)	—	(50,513)
Sales and maturities of short term investments and equity securities	49,069	5,261	14	—	54,344
Acquisitions	(12,079)	(4,000)	(5,250)	—	(21,329)
Other	—	48	(40)	—	8
Investments in consolidated subsidiaries	1,151,372	4,106	—	(1,155,478)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,136,500	(23,132)	(39,624)	(1,155,478)	(81,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	14,784	—	167,784
Payments on long-term debt, capital leases, and associated costs	(18,545)	(6,114)	(1,243)	—	(25,902)
Gold production royalty payments	—	—	(48,395)	—	(48,395)
Net intercompany financing activity	(21,697)	(7,256)	(20,053)	49,006	—
Other	(509)	—	—	—	(509)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	112,249	(13,370)	(54,907)	49,006	92,978
Effect of exchange rate changes on cash and cash equivalents	—	—	(621)	—	(621)
NET CHANGE IN CASH AND CASH EQUIVALENTS	73,285	4,790	(13,904)	—	64,171
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$210,361	$5,781	$54,719	$—	$270,861
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(701,653)	$17,456	$151,991	$646,173	$113,967
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,573)	(50,810)	(46,430)	—	(100,813)
Purchase of short term investments and equity securities	(2,921)	(66)	(5,065)	—	(8,052)
Sales and maturities of short term investments and equity securities	29,274	75	5,447	—	34,796
Acquisitions	(113,214)	(3,684)	—	—	(116,898)
Other	3,266	444	768	—	4,478
Investments in consolidated subsidiaries	642,617	68	3,488	(646,173)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	555,449	(53,973)	(41,792)	(646,173)	(186,489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	300,000	—	—	—	300,000
Payments on long-term debt, capital leases, and associated costs	(52,568)	(3,171)	(4,889)	—	(60,628)
Gold production royalty payments	—	—	(57,034)	—	(57,034)
Share repurchases	(27,552)	—	—	—	(27,552)
Net intercompany financing activity	(22,874)	40,279	(17,405)	—	—
Other	(514)	—	—	—	(514)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	196,492	37,108	(79,328)	—	154,272
Effect of exchange rate changes on cash and cash equivalents	—	—	(500)	—	(500)
NET CHANGE IN CASH AND CASH EQUIVALENTS	50,288	591	30,371	—	81,250
Cash and cash equivalents at beginning of period	86,788	400	38,252	—	125,440
Cash and cash equivalents at end of period	$137,076	$991	$68,623	$—	$206,690

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,123	$34,228	$70,363	$—	$200,714
Receivables	11	12,773	73,208	—	85,992
Ore on leach pads	—	67,329	—	—	67,329
Inventory	—	45,491	36,220	—	81,711
Prepaid expenses and other	3,496	1,075	6,371	—	10,942
	99,630	160,896	186,162	—	446,688
NON-CURRENT ASSETS
Property, plant and equipment, net	4,546	138,706	52,747	—	195,999
Mining properties, net	—	199,303	389,916	—	589,219
Ore on leach pads	—	44,582	—	—	44,582
Restricted assets	5,755	381	5,497	—	11,633
Equity securities	434	2,332	—	—	2,766
Receivables	—	—	24,768	—	24,768
Deferred tax assets	—	—	1,942	—	1,942
Net investment in subsidiaries	127,671	27,657	—	(155,328)	—
Other	54,578	9,197	5,695	(54,578)	14,892
TOTAL ASSETS	$292,614	$583,054	$666,727	$(209,906)	$1,332,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,743	$18,535	$28,454	$—	$48,732
Accrued liabilities and other	20,555	14,598	18,800	—	53,953
Debt	1,000	8,120	1,311	—	10,431
Royalty obligations	—	4,729	20,164	—	24,893
Reclamation	—	1,401	1,821	(1,151)	2,071
	23,298	47,383	70,550	(1,151)	140,080
NON-CURRENT LIABILITIES
Debt	467,634	4,947	61,976	(54,578)	479,979
Royalty obligations	—	4,864	—	—	4,864
Reclamation	—	61,924	20,122	1,151	83,197
Deferred tax liabilities	28,600	6,927	111,605	—	147,132
Other long-term liabilities	2,171	3,838	49,752	—	55,761
Intercompany payable (receivable)	(650,565)	411,103	239,462	—	—
	(152,160)	493,603	482,917	(53,427)	770,933
STOCKHOLDERS’ EQUITY
Common stock	1,513	250	130,885	(131,135)	1,513
Additional paid-in capital	3,024,461	179,553	1,896,047	(2,075,600)	3,024,461
Accumulated deficit	(2,600,776)	(135,049)	(1,913,672)	2,048,721	(2,600,776)
Accumulated other comprehensive income (loss)	(3,722)	(2,686)	—	2,686	(3,722)
	421,476	42,068	113,260	(155,328)	421,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,614	$583,054	$666,727	$(209,906)	$1,332,489

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,361	$5,781	$54,719	$—	$270,861
Receivables	87	11,151	96,685	—	107,923
Ore on leach pads	—	48,204	—	—	48,204
Inventory	—	54,983	59,948	—	114,931
Prepaid expenses and other	6,349	4,557	4,617	—	15,523
	216,797	124,676	215,969	—	557,442
NON-CURRENT ASSETS
Property, plant and equipment, net	6,155	107,084	114,672	—	227,911
Mining properties, net	12,004	159,124	330,064	—	501,192
Ore on leach pads	—	37,889	—	—	37,889
Restricted assets	897	50	6,090	—	7,037
Equity securities	—	5,982	—	—	5,982
Receivables	—	—	21,686	—	21,686
Deferred tax assets	30,812	—	36,703	—	67,515
Net investment in subsidiaries	97,923	45,615	—	(143,538)	—
Other	50,813	5,522	4,394	(50,814)	9,915
TOTAL ASSETS	$415,401	$485,942	$729,578	$(194,352)	$1,436,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,414	$13,391	$32,247	$—	$49,052
Accrued liabilities and other	22,588	11,207	17,718	—	51,513
Debt	5,334	7,476	4,688	—	17,498
Royalty obligations	—	5,747	37,931	—	43,678
Reclamation	—	3,401	1,621	(1,151)	3,871
	31,336	41,222	94,205	(1,151)	165,612
NON-CURRENT LIABILITIES
Debt	427,604	12,806	61,452	(50,814)	451,048
Royalty obligations	—	9,623	18,028	—	27,651
Reclamation	—	46,792	19,000	1,151	66,943
Deferred tax liabilities	60,343	3,811	76,922	—	141,076
Other long-term liabilities	2,582	469	26,860	—	29,911
Intercompany payable (receivable)	(660,792)	427,156	233,636	—	—
	(170,263)	500,657	435,898	(49,663)	716,629
STOCKHOLDERS’ EQUITY
Common stock	1,034	250	128,299	(128,549)	1,034
Additional paid-in capital	2,789,695	79,712	1,682,830	(1,762,542)	2,789,695
Accumulated deficit	(2,233,593)	(133,091)	(1,611,654)	1,744,745	(2,233,593)
Accumulated other comprehensive income (loss)	(2,808)	(2,808)	—	2,808	(2,808)
	554,328	(55,937)	199,475	(143,538)	554,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,401	$485,942	$729,578	$(194,352)	$1,436,569

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At December 31, 2015, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalty
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty will be payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At December 31, 2015, a total of 26.1 million silver equivalent ounces remain outstanding under the obligation.
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
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Bolivian Temporary Restriction on Mining above 4,400 Meters
On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The stability studies have been completed and officially submitted to the Bolivian mining technical authorities. Accordingly, the COMIBOL suspension has expired in accordance with the terms of the resolution. As a result of the resolution, the Company temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Cooperative Reserva Fiscal, with whom the Company has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, the Company resumed limited mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Despite the fact that the COMIBOL suspension has expired, the Company has not resumed mining in other areas above the 4,400 meter level due to community relations concerns and the current political climate in Bolivia.

While the COMIBOL suspension has expired, it is uncertain at this time how long the Company will continue to suspend its mining operations in areas above the 4,400 meter level other than at Huacajchi and Huacajchi Sur. If COMIBOL decides to affirmatively adopt a new resolution to restrict access above the 4,400 meter level on a permanent basis, the Company may need to further write down the carrying value of the asset. While a portion of the Company's proven and probable reserves relate to material above the 4,400 meter level at San Bartolomé, so long as operations remain suspended, there is a risk that silver may not be produced from this material at expected levels or at all, particularly given the remaining anticipated mine life of this asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2015	2014	2013
Capital lease obligations	$4,123	$24,879	$—
Non-cash extinguishment of senior notes	53,373	—	—
Non-cash acquisitions and related deferred taxes	297,821	—	317,826
Other cash flow information:
Interest paid	$42,264	$30,691	$14,139
Income taxes paid	1,937	20,198	26,585

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2015
Revenues	$152,956	$166,263	$162,552	$164,315
Costs applicable to sales	115,062	119,097	120,237	125,258
Amortization	33,090	38,974	35,497	36,190
Exploration	4,266	3,579	2,112	1,690
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)(1)	15,597	10,718	11,632	326,017
Net income (loss)	(33,287)	(16,677)	(14,219)	(303,000)
Cash provided by (used in) operating activities	(3,449)	37,004	36,770	43,217
Capital expenditures	17,620	23,677	23,861	30,035

Basic net income (loss) per share	$(0.32)	$(0.12)	$(0.11)	$(2.28)

Diluted net income (loss) per share	$(0.32)	$(0.12)	$(0.11)	$(2.28)
(1) The Company performed impairment testing of long-lived assets in the fourth quarter of 2015 and, based on the results of the impairment testing, recorded a write-down of $313.3 million to long-lived assets.

	Q1	Q2	Q3	Q4
2014
Revenues	$159,633	$164,562	$170,938	$140,609
Costs applicable to sales	106,896	118,687	125,910	126,452
Amortization	40,459	41,422	41,985	38,570
Exploration	4,217	5,153	6,587	5,783
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)(1)	20,880	18,158	12,759	1,446,961
Net income (loss)	(37,191)	(43,121)	3,466	(1,110,028)
Cash provided by (used in) operating activities	(9,602)	30,381	31,565	1,204
Capital expenditures	11,936	15,356	16,784	20,168

Basic net income (loss) per share	$(0.36)	$(0.42)	$0.03	$(10.84)

Diluted net income (loss) per share	$(0.36)	$(0.42)	$0.03	$(10.84)
(1) The Company performed impairment testing of long-lived assets in the fourth quarter of 2014 and, based on the results of the impairment testing, recorded a write-down of $1,472.7 million to long-lived assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2015.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The Company completed the acquisition of Wharf during 2015, and management excluded the internal control over financial reporting of this entity from its assessment of the Company's internal control over financial reporting at December 31, 2015. The consolidated financial statements of the Company for the year ended December 31, 2015, reflect total assets of approximately $136.0 million and revenues of $84.1 million associated with the acquired businesses.
The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2015 Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Year End,” “2015 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	670,009	$12.58	6,395,476
Equity compensation plans not approved by security holders	—	—	—
Total	670,009	$12.58	6,395,476

(1)
Amounts include 1,135,135 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The Company's consolidated financial statements and notes, together with the report thereon of KPMG LLP dated February 10, 2016, are included herein as part of Item 8. Financial Statements and Supplementary Data above.
(b) The following listed documents are filed as Exhibits to this report:

2.1
Arrangement Agreement, dated February 20, 2013, among the Registrant, 0961994 B.C. Ltd. and Orko Silver Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2013 (File No. 001-08641)).

2.2
Memorandum of Agreement, dated March 12, 2013, among the Registrant, 0961994 B.C. Ltd. and Orko Silver Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2013 (File No. 001-08641)).

2.3
Agreement and Plan of Merger, dated as of December 16, 2014, among the Registration, Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp. and Paramount Nevada Gold Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2014 (File No. 001-08641)).

2.4
Amendment to Agreement and Plan of Merger, dated as of March 3, 2015, among Coeur Mining, Inc., Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp. and Paramount Nevada Gold Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2015 (File No. 001-08641)).

2.5
Stock Purchase Agreement, dated as of January 12, 2015, among Coeur Mining, Inc. and Goldcorp America Holdings Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2015 (File No. 001-08641)).

3.1
Delaware Certificate of Conversion of the Registrant, effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013 (File No. 001-08641)).

3.2
Delaware Certificate of Incorporation of the Registrant, effective as of May 16, 2013 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013 (File No. 001-08641)).

3.3
Certificate of Amendment to Certificate of Incorporation, effective as of May 12, 2015 (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on May 13, 2015 (File No. 333-204142)).

3.4
Amended and Restated Bylaws of the Registrant, effective September 16, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 (File No. 001-08641)).

4.1
Warrant Agreement dated as of April 16, 2013, by and among the Registrant, Computershare Trust Company, N.A. and Computershare, Inc., as Warrant Agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2013 (File No.  001-08641)).

4.2
Form of Common Stock Share Certificate of the Registrant. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013 (File No. 001-08641)).

4.3	Form of Warrant Certificate of the Registrant (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013 (File No. 001-08641)).
4.4
Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3.25% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008 (File No.: 001-08641)).

4.5
First Supplemental Indenture dated as of March 18, 2008 to Indenture dated as of March 18, 2008, by and between the Registrant and the Bank of New York relating to the Registrant’s 3.25% Convertible Senior Notes due 2028 (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2008 (File No. 001-08641)).

4.6
Indenture, dated January 29, 2013, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-08641)).

4.7
First Supplemental Indenture, dated December 16, 2013, among the Registrant, as issuer, certain subsidiaries of the Registrant, as guarantors thereto, and The Bank of New York Mellon, as trustee (Filed herewith).

4.8
Second Supplemental Indenture, dated as of March 12, 2014, among Coeur Mining, Inc., as issuer, certain subsidiaries of Coeur Mining, Inc., as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2014 (File No. 001-08641))

4.9
Third Supplemental Indenture, dated April 14, 2015, among Coeur Mining, Inc., as issuer, certain subsidiaries of Coeur Mining, Inc., as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2015 (File No. 001-08641)).

4.10
Registration Rights Agreement, dated as of March 12, 2014, among Coeur Mining, Inc., certain subsidiaries of Coeur Mining Inc., as guarantors thereto, and Barclays Capital Inc., as initial purchaser (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on March 12, 2014 (File No. 001-08641))

10.1	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10(pp) to the Registrant’s Annual Report on Form 10-K filed on March 29, 1995 (File No. 001-08641)).*
10.2
Amended and Restated 2005 Non-Employee Directors’ Equity Incentive Plan, as amended for the Registrant’s reverse stock split. (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-08641)).*

10.3
Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005 (File No.  001-08641)).

10.4
Amended and Restated Silver Sale and Purchase Agreement, dated March 28, 2006, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated herein by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006 (File No. 001-08641)).

10.5
Supplemental Agreement in respect of the Amended and Restated Silver Sale and Purchase Agreement, dated January 29, 2008, between CDE Australia Pty Limited and Cobar Operations Pty Limited (Incorporated herein by reference to Exhibit 10(cc) to the Registrant’s Annual Report on Form 10-K filed on February 29, 2008 (File No. 001-08641)).

10.6
Gold royalty stream agreement, dated as of January 21, 2009, by and between the Registrant and Franco-Nevada (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009 (File No. 001-08641)).

10.7
Credit Agreement, dated August 1, 2012, by and among the Registrant, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 7, 2012 (File No. 001-08641)).

10.8
Amendment No. 1 to Credit Agreement, dated January 16, 2014, by and among the Registrant, as the parent, Coeur Alaska, Inc. and Coeur Rochester, Inc., as the borrowers, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form S-3 filed on January 30, 2014 (Reg. No. 333-193652)).

10.9
Offer letter dated February 4, 2013 from the Registrant to Frank L. Hanagarne, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 7, 2013 (File No. 001-08641)).*

10.10
Offer letter dated February 4, 2013 from the Registrant to Peter Mitchell (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 8, 2013 (File No. 001-08641)).*

10.11	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013 (File No. 001-08641)).
10.12
Amended and Restated Executive Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form S-4 filed on September 23, 2013 (Reg. No. 333-191133)).*

10.13
Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-08641)).*

10.14
Offer letter dated February 15, 2013 from the Registrant to Keagan J. Kerr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-08641)).*

10.15
Supplemental Incentive Agreement dated July 30, 2014 between the Registrant and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2014 (File No. 001-08641)).*

10.16
Amended and Restated Employment Agreement dated July 30, 2014 between the Registration and Mitchell J. Krebs. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2014 (File No. 001-08641)).*

10.17
Voting and Support Agreement, dated as of December 16, 2014, among Coeur Mining, Inc. and various stockholders of Paramount. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2014 (File No. 001-08641)).

10.18
Credit Agreement, dated March 31, 2015, by and between Coeur Mining, Inc. and The Bank of Nova Scotia (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2015 (File No. 001-08641)).

10.19
Credit Agreement, dated June 23, 2015, by and between Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Barclays Bank plc, as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 25, 2015 (File No. 001-08641)).

10.20
Consent under Credit Agreement dated November 2, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2015 (File No. 001-08641)).

10.21	Coeur Mining, Inc. 2015 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2015 (File No. 001-08641)).*
10.22	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.23	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.24	Form of Nonqualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.25	Form of Performance Share Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.26
Form of Cash-Settled Stock Appreciation Rights Award Agreement (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*

10.27	Form of Performance Unit Agreement (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.28
Separation and Release of Claims Agreement dated January 21, 2016, between Coeur Mining, Inc. and Keagan J. Kerr (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2016 (File. No. 001-08641)).*

10.29
Professional Services Agreement effective February 1, 2016, between Coeur Mining, Inc. and Keagan J. Kerr (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2016 (File. No. 001-08641)).*

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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 10, 2016	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 10, 2016

/s/ Peter C. Mitchell______________________ Peter C. Mitchell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2016

/s/ Mark Spurbeck_______________________ Mark Spurbeck	Vice President, Finance (Principal Accounting Officer)	February 10, 2016

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 10, 2016

/s/ Kevin S. Crutchfield___________________ Kevin S. Crutchfield	Director	February 10, 2016

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 10, 2016

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 10, 2016

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 10, 2016

/s/ John H. Robinson______________________ John H. Robinson	Director	February 10, 2016

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 10, 2016