Form 10-Q
period 2016-03-31
Coeur Mining, Inc.
filed 2016-04-27
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 153,159,415 shares were issued and outstanding as of April 25, 2016.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements
COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended March 31,
		2016	2015
	Notes	In thousands, except share data
Revenue	3	$148,387	$152,956
COSTS AND EXPENSES
Costs applicable to sales(1)	3	101,555	115,062
Amortization		27,964	33,090
General and administrative		8,276	8,834
Exploration		1,731	4,266
Write-downs		4,446	—
Pre-development, reclamation, and other		4,204	6,763
Total costs and expenses		148,176	168,015
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	10	(8,695)	(4,884)
Interest expense, net of capitalized interest	18	(11,120)	(10,765)
Other, net	7	1,314	(2,511)
Total other income (expense), net		(18,501)	(18,160)
Income (loss) before income and mining taxes		(18,290)	(33,219)
Income and mining tax (expense) benefit	8	(2,106)	(68)
NET INCOME (LOSS)		$(20,396)	$(33,287)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $(1,011) and $578 for the three months ended March 31, 2016 and 2015, respectively		1,043	(915)
Reclassification adjustments for impairment of equity securities, net of tax of $(586) for the three months ended March 31, 2015		—	928
Reclassification adjustments for realized loss on sale of equity securities		588	—
Other comprehensive income (loss)		1,631	13
COMPREHENSIVE INCOME (LOSS)		$(18,765)	$(33,274)

NET INCOME (LOSS) PER SHARE	9
Basic		$(0.14)	$(0.32)

Diluted		$(0.14)	$(0.32)
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended March 31,
		2016	2015
	Notes
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(20,396)	(33,287)
Adjustments:
Amortization		27,964	33,090
Accretion		3,169	3,150
Deferred income taxes		(2,105)	(2,184)
Fair value adjustments, net	10	8,695	4,884
Stock-based compensation	5	2,915	2,150
Impairment of equity securities	13	—	1,514
Write-downs		4,446	—
Other		(1,435)	1,079
Changes in operating assets and liabilities:
Receivables		3,481	2,556
Prepaid expenses and other current assets		1,279	(1,327)
Inventory and ore on leach pads		(7,822)	684
Accounts payable and accrued liabilities		(13,574)	(15,758)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		6,617	(3,449)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(22,172)	(17,620)
Acquisitions, net	12	—	(102,018)
Other		2,536	(1,730)
Purchase of investments		(7)	(278)
Sales and maturities of investments		997	229
CASH USED IN INVESTING ACTIVITIES		(18,646)	(121,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	18	—	53,500
Payments on debt, capital leases, and associated costs		(5,971)	(8,594)
Gold production royalty payments		(9,131)	(10,368)
Other		(280)	(423)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(15,382)	34,115
Effect of exchange rate changes on cash and cash equivalents		86	(523)
DECREASE IN CASH AND CASH EQUIVALENTS		(27,325)	(91,274)
Cash and cash equivalents at beginning of period		200,714	270,861
Cash and cash equivalents at end of period		$173,389	$179,587

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2016 (Unaudited)	December 31, 2015
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$173,389	$200,714
Receivables	14	82,929	85,992
Inventory	15	78,597	81,711
Ore on leach pads	15	72,703	67,329
Prepaid expenses and other		13,130	10,942
		420,748	446,688
NON-CURRENT ASSETS
Property, plant and equipment, net	16	220,948	195,999
Mining properties, net	17	574,104	589,219
Ore on leach pads	15	49,294	44,582
Restricted assets		13,221	11,633
Equity securities	13	5,530	2,766
Receivables	14	24,114	24,768
Deferred tax assets		2,750	1,942
Other		14,389	14,892
TOTAL ASSETS		$1,325,098	$1,332,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$46,955	$48,732
Accrued liabilities and other		42,037	53,953
Debt	18	16,801	10,431
Royalty obligations	10	21,183	24,893
Reclamation	4	3,463	2,071
		130,439	140,080
NON-CURRENT LIABILITIES
Debt	18	494,300	479,979
Royalty obligations	10	6,354	4,864
Reclamation	4	83,902	83,197
Deferred tax liabilities		146,845	147,132
Other long-term liabilities		58,118	55,761
		789,519	770,933
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 153,240,428 at March 31, 2016 and 151,339,136 at December 31, 2015		1,532	1,513
Additional paid-in capital		3,026,871	3,024,461
Accumulated other comprehensive income (loss)		(2,091)	(3,722)
Accumulated deficit		(2,621,172)	(2,600,776)
		405,140	421,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,325,098	$1,332,489

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
Net income (loss)	—	—	—	(20,396)	—	(20,396)
Other comprehensive income (loss)	—	—	—	—	1,631	1,631
Common stock issued under stock-based compensation plans, net	1,901	19	2,410	—	—	2,429
Balances at March 31, 2016 (Unaudited)	153,240	$1,532	$3,026,871	$(2,621,172)	$(2,091)	$405,140
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively "Coeur" or "the Company") are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2016. The condensed consolidated December 31, 2015 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company's fiscal year beginning January 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, and cash flows.

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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, and cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$29,813	$29,982	$35,743	$27,929	$21,278	$1,891	$—	$146,636
Royalties	—	—	—	—	—	1,751	—	1,751
	29,813	29,982	35,743	27,929	21,278	3,642	—	148,387
Costs and Expenses
Costs applicable to sales(1)	21,038	22,485	24,418	15,461	17,497	656	—	101,555
Amortization	7,289	5,313	8,349	4,051	1,754	781	427	27,964
Exploration	801	109	(47)	—	—	121	747	1,731
Write-downs	—	—	—	—	—	4,446	—	4,446
Other operating expenses	315	681	252	493	291	137	10,311	12,480
Other income (expense)
Fair value adjustments, net	(4,864)	(2,249)	—	—	—	—	(1,582)	(8,695)
Interest expense, net	(734)	(171)	(43)	—	(3)	—	(10,169)	(11,120)
Other, net	(1,235)	3	(20)	10	315	2,282	(41)	1,314
Income and mining tax (expense) benefit	98	(423)	—	116	(1,571)	(1,292)	966	(2,106)
Net income (loss)	$(6,365)	$(1,446)	$2,708	$8,050	$477	$(1,509)	$(22,311)	$(20,396)
Segment assets(2)	$422,086	$209,692	$192,805	$113,383	$87,750	$17,863	$74,361	$1,117,940
Capital expenditures	$8,815	$3,289	$8,090	$1,410	$521	$—	$47	$22,172
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended March 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$39,394	$44,031	$44,038	$—	$21,548	$1,945	$—	$150,956
Royalties	—	—	—	—	—	2,000	—	2,000
	39,394	44,031	44,038	—	21,548	3,945	—	152,956
Costs and Expenses
Costs applicable to sales(1)	34,491	31,392	29,419	—	19,127	633	—	115,062
Amortization	7,333	6,843	11,554	—	4,691	2,151	518	33,090
Exploration	1,123	722	1,662	—	36	75	648	4,266
Write-downs	—	—	—	—	—	—	—	—
Other operating expenses	314	1,141	235	165	244	17	13,481	15,597
Other income (expense)
Fair value adjustments, net	(1,545)	(2,292)	—	—	—	—	(1,047)	(4,884)
Interest expense, net	(1,340)	(225)	(63)	—	(281)	—	(8,856)	(10,765)
Other, net	(1,103)	(41)	(4)	17	452	(1,525)	(307)	(2,511)
Income and mining tax (expense) benefit	(1,371)	(350)	—	686	(1,407)	598	1,776	(68)
Net income (loss)	$(9,226)	$1,025	$1,101	$538	$(3,786)	$142	$(23,081)	$(33,287)
Segment assets(2)	$346,250	$188,419	$205,208	$142,527	$179,638	$57,930	$80,181	$1,200,153
Capital expenditures	$9,184	$3,255	$4,144	$51	$949	$—	$37	$17,620
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Assets	March 31, 2016	December 31, 2015
Total assets for reportable segments	$1,117,940	$1,103,310
Cash and cash equivalents	173,389	200,714
Other assets	33,769	28,465
Total consolidated assets	$1,325,098	$1,332,489

Geographic Information

Long-Lived Assets	March 31, 2016	December 31, 2015
Mexico	$397,406	$390,694
United States	347,021	336,210
Bolivia	33,519	35,201
Australia	3,317	5,952
Argentina	10,843	10,871
Other	5,066	9,058
Total	$797,172	$787,986

Revenue	Three months ended March 31,
	2016	2015
United States	$93,654	$88,069
Mexico	30,522	40,141
Bolivia	21,278	21,548
Australia	1,891	1,945
Other	1,042	1,253
Total	$148,387	$152,956

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended March 31,
In thousands	2016	2015
Asset retirement obligation - Beginning	$82,072	$67,214
Accretion	1,960	1,412
Additions and changes in estimates	251	18,292
Settlements	(309)	(859)
Asset retirement obligation - Ending	$83,974	$86,059
The Company has accrued $3.4 million and $3.2 million at March 31, 2016 and December 31, 2015, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $2.9 million and $2.2 million, respectively. At March 31, 2016, there was $11.3 million of unrecognized stock-based

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years. During the three months ended March 31, 2016, the supplemental incentive accrual increased $0.2 million to $1.4 million.

The following table summarizes the grants awarded during the three months ended March 31, 2016:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 20, 2016	1,030,833	$1.81	165,479	$0.86	1,428,314	$2.92
March 21, 2016	685,633	$5.76	17,772	$2.84	8,763	$4.90

The following options and stock appreciation rights were exercisable during the three months ended March 31, 2016:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	—	$—	348,279	$17.68
Stock appreciation rights	—	$—	46,572	$14.06

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide an additional contribution based on an eligible employee's salary. Total plan expenses recognized for the three months ended March 31, 2016 and 2015 were $1.0 million and $1.6 million, respectively.

NOTE 7 - OTHER, NET

Other, net consists of the following:

	Three months ended March 31,
In thousands	2016	2015
Impairment of equity securities	$—	$(1,514)
Foreign exchange gain (loss)	(164)	(2,206)
Gain (loss) on sale of assets	1,673	(44)
Other	(195)	1,253
Other, net	$1,314	$(2,511)

NOTE 8 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2016 and 2015 by significant jurisdiction:

	Three months ended March 31,
	2016		2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(9,361)	$(532)	$(20,707)	$1,886
Argentina	(1,015)	1,543	(696)	(1)
Mexico	(7,509)	17	(9,672)	(1,264)
Bolivia	2,047	(1,570)	(2,379)	(1,407)
Other jurisdictions	(2,452)	(1,564)	235	718
	$(18,290)	$(2,106)	$(33,219)	$(68)

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, mining tax expense and uncertain tax position accruals, and the full valuation allowance on the deferred tax assets relating to

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

losses in the United States and certain foreign jurisdictions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Each quarter, the Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize its deferred tax assets. For additional information, see Part II, Item 1A of this Report.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2012 forward for the U.S. federal jurisdiction and from 2008 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1.0 million and $1.5 million in the next 12 months.

At March 31, 2016 and December 31, 2015, the Company had $18.9 million and $17.9 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2016 and December 31, 2015, the amount of accrued income-tax-related interest and penalties was $11.3 million and $9.2 million, respectively.

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
For the three months ended March 31, 2016 and 2015, 3,321,424 and 1,302,777 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes ("Convertible Notes") were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2016 and 2015 because there is no excess value upon conversion over the principal amount of the Convertible Notes.

	Three months ended March 31,
In thousands except per share amounts	2016	2015
Net income (loss) available to common stockholders	$(20,396)	$(33,287)
Weighted average shares:
Basic	150,249	102,580
Effect of stock-based compensation plans	—	—
Diluted	150,249	102,580
Income (loss) per share:
Basic	$(0.14)	$(0.32)
Diluted	$(0.14)	$(0.32)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended March 31,
In thousands	2016	2015
Palmarejo royalty obligation embedded derivative	$(4,878)	$(1,545)
Rochester net smelter returns ("NSR") royalty obligation	(2,249)	(2,293)
Silver and gold options	(1,568)	(1,046)
Fair value adjustments, net	$(8,695)	$(4,884)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$5,530	$5,523	$—	$7
Silver and gold options	131	—	131	—
Other derivative instruments, net	57	—	57	—
	$5,718	$5,523	$188	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$6,827	$—	$—	$6,827
Rochester NSR royalty obligation	10,877	—	—	10,877
Silver and gold options	36	—	36	—
	$17,740	$—	$36	$17,704

	Fair Value at December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$2,766	$2,756	$—	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$—	$—	$4,957
Rochester NSR royalty obligation	9,593	—	—	9,593
Other derivative instruments, net	508	—	508	—
	$15,058	$—	$508	$14,550
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
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, expected royalty durations of 0.4

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

years and 2.3 years were used to estimate the fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation, respectively, at March 31, 2016.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2016.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$10	$—	$(3)	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$4,878	$(3,008)	$6,827
Rochester NSR royalty obligation	$9,593	2,249	(965)	$10,877
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2016 and December 31, 2015 is presented in the following table:

	March 31, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$591	$—	$591	$—
7.875% Senior Notes due 2021(1)	373,695	307,732	—	307,732	—
Term Loan due 2020(2)	94,517	99,250	—	99,250	—
Palmarejo gold production royalty obligation	9,833	10,081	—	—	10,081

(1)	Net of unamortized debt issuance costs and premium received of $5.1 million.

(2)	Net of unamortized debt issuance costs of $4.7 million.

	December 31, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$693	$—	$693	$—
7.875% Senior Notes due 2021(1)	373,433	227,487	—	227,487	—
Term Loan due 2020(2)	94,489	99,500	—	99,500	—
San Bartolomé Lines of Credit	4,571	4,571	—	4,571	—
Palmarejo gold production royalty obligation	15,207	15,580	—	—	15,580

(1)	Net of unamortized debt issuance costs and premium received of $5.3 million.

(2)	Net of unamortized debt issuance costs of $5.0 million.
The fair values of the Convertible Notes and 7.875% Senior Notes due 2021 (the "Senior Notes") outstanding were estimated using quoted market prices. The fair value of the Term Loan due 2020 (the "Term Loan") approximates book value (excluding unamortized debt issuance costs) as the liability is secured, has a variable interest rate, and lacks significant credit concerns. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties, excluding production from the recently acquired Paramount Gold and Silver Corp. ("Paramount") properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments on 400,000 gold ounces have been made. At March 31, 2016, a total of 20,994 gold ounces remain outstanding under the obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 12.4% and 19.9% at March 31, 2016 and December 31, 2015, respectively. The fair value of the embedded derivative at March 31, 2016 and December 31, 2015 was a liability of $6.8 million and $5.0 million, respectively. The mark-to-market adjustments were losses of $4.9 million and $1.5 million for three months ended March 31, 2016 and 2015, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation adjustment. Realized losses on settlement of the liabilities were $3.0 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in most cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.6 million and $0.9 million in the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the Company had outstanding provisionally priced sales of 0.4 million ounces of silver and 38,773 ounces of gold at prices of $15.36 and $1,183, respectively.
Silver and Gold Options
At March 31, 2016, the Company has outstanding put spread contracts on 0.3 million ounces of silver. The weighted average high and low strike prices on the silver put spreads are $15.00 per ounce and $14.00 per ounce, respectively. If the market price of silver were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period. The put spread contracts are generally net cash settled and expire during the second quarter of 2016. At March 31, 2016, the fair market value of the put spreads was a net asset of $0.1 million.
During the three months ended March 31, 2016 and 2015, the Company recorded unrealized gains of $2 thousand and unrealized losses of $0.2 million, respectively, related to outstanding options which were included in Fair value adjustments, net. The Company recognized realized losses of $1.6 million and $0.8 million during the three months ended March 31, 2016 and 2015, respectively, from settled contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At March 31, 2016, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2016	Thereafter
Palmarejo gold production royalty	$17,240	$—
Average gold price in excess of minimum contractual deduction	$821	$—
Notional ounces	20,994	—

Provisional silver sales	$6,736	$—
Average silver price	$15.36	$—
Notional ounces	438,573	—

Provisional gold sales	$45,868	$—
Average gold price	$1,183	$—
Notional ounces	38,773	—

Silver put options purchased	$4,500	$—
Average silver strike price	$15.00	$—
Notional ounces	300,000	—

Silver put options sold	$(4,200)	$—
Average silver strike price	$14.00	$—
Notional ounces	300,000	—

The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	6,827	—
Silver and gold options	131	36	—	—
Concentrate sales contracts	85	28	—	—
	$216	$64	$6,827	$—

	December 31, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	4,957	—
Concentrate sales contracts	28	536	—	—
	$28	$536	$4,957	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2016 and 2015 (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2016	2015
Revenue	Concentrate sales contracts	$566	$914
Fair value adjustments, net	Palmarejo gold royalty	(4,878)	(1,545)
Fair value adjustments, net	Silver and gold options	(1,568)	(1,046)
		$(5,880)	$(1,677)
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
NOTE 12 – ACQUISITIONS
On February 20, 2015, the Company completed its acquisition of the Wharf gold mine located near Lead, South Dakota, for $99.4 million in cash. The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The Company incurred $2.1 million of acquisition costs, which are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income (Loss).
The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015, as if the acquisition had occurred on January 1, 2015. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three months ended March 31,
In thousands	2016	2015 (Pro Forma)
Revenue	$148,387	$170,956
Income (loss) before income and mining taxes	(18,290)	(33,271)
Net income (loss)	(20,396)	(33,340)

NOTE 13 – INVESTMENTS
The Company invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At March 31, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	3,509	(108)	2,129	5,530

	At December 31, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$3,386	$(1,179)	$559	$2,766

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $1.5 million in the three months ended March 31, 2015, in Other, net. The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2016:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(108)	$103	$—	$—	$(108)	$103

NOTE 14 – RECEIVABLES

In thousands	March 31, 2016	December 31, 2015
Current receivables:
Trade receivables	$12,308	$17,878
Income tax receivable	14,203	13,678
Value added tax receivable	53,022	50,669
Other	3,396	3,767
	$82,929	$85,992
Non-current receivables:
Value added tax receivable	$24,114	$24,768
Total receivables	$107,043	$110,760

NOTE 15 – INVENTORY AND ORE ON LEACH PADS

In thousands	March 31, 2016	December 31, 2015
Inventory:
Concentrate	$17,373	$16,165
Precious metals	19,122	21,908
Supplies	42,102	43,638
	$78,597	$81,711
Ore on leach pads:
Current	$72,703	$67,329
Non-current	49,294	44,582
	$121,997	$111,911
Total inventory and ore on leach pads	$200,594	$193,622

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT

In thousands	March 31, 2016	December 31, 2015
Land	$8,287	$8,287
Facilities and equipment	664,364	654,585
Capital leases	62,148	30,648
	734,799	693,520
Accumulated amortization	(524,315)	(514,509)
	210,484	179,011
Construction in progress	10,464	16,988
Property, plant and equipment, net	$220,948	$195,999

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$156,257	$150,648	$245,433	$32,509	$39,523	$—	$—	$—	$624,370
Accumulated amortization	(131,770)	(129,100)	(136,757)	(6,836)	(30,788)	—	—		(435,251)
	24,487	21,548	108,676	25,673	8,735	—	—	—	189,119
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	49,440	796,533
Accumulated amortization	(354,554)	—	—	(12,002)	(11,471)	—	—	(33,521)	(411,548)
	274,749	—	—	33,835	1,397	49,085	10,000	15,919	384,985
Mining properties, net	$299,236	$21,548	$108,676	$59,508	$10,132	$49,085	$10,000	$15,919	$574,104

December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,828	$149,756	$238,786	$32,318	$39,474	$—	$—	$—	$612,162
Accumulated amortization	(131,055)	(126,242)	(131,236)	(5,784)	(30,325)	—	—	—	(424,642)
	20,773	23,514	107,550	26,534	9,149	—	—	—	187,520
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	59,343	806,436
Accumulated amortization	(348,268)	—	—	(10,551)	(11,400)	—	—	(34,518)	(404,737)
	281,035	—	—	35,286	1,468	49,085	10,000	24,825	401,699
Mining properties, net	$301,808	$23,514	$107,550	$61,820	$10,617	$49,085	$10,000	$24,825	$589,219
On March 31, 2016, Coeur sold its 2.0% NSR royalty on the Cerro Bayo mine to the operator, a subsidiary of Mandalay Resources Corporation ("Mandalay"), for total consideration of approximately $5.7 million, consisting of $4.0 million in cash and 2.5 million Mandalay shares. The mineral interest associated with the Cerro Bayo mine was included in the Coeur Capital segment.
The operator of the Endeavor mine in Australia, on which the Company has a 100% silver stream, recently announced a significant curtailment of production due to low lead and zinc prices. As a result, Coeur recorded a $2.5 million write-down of the mineral interest associated with the Endeavor silver stream within the Coeur Capital segment.
On April 19, 2016, Coeur sold its tiered NSR royalty on the El Gallo mine to the operator, a subsidiary of McEwen Mining Inc., for total consideration of approximately $6.3 million, including $1 million in contingent consideration payable in mid-2018. In anticipation of this sale, the Company recorded a $1.9 million write-down of the mineral interest within the Coeur Capital segment at March 31, 2016.
NOTE 18 – DEBT

	March 31, 2016		December 31, 2015
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$712	$—	$712
7.875% Senior Notes due 2021, net(1)	—	373,695	—	373,433
Term Loan due 2020, net(2)	1,000	93,517	1,000	93,489
San Bartolomé Lines of Credit	—	—	—	4,571
Capital lease obligations	15,801	26,376	9,431	7,774
	$16,801	$494,300	$10,431	$479,979
(1) Net of unamortized debt issuance costs and premium received of $5.1 million and $5.3 million at March 31, 2016 and December 31, 2015, respectively.
(2) Net of unamortized debt issuance costs of $4.7 million and $5.0 million at March 31, 2016 and December 31, 2015, respectively.
7.875% Senior Notes due 2021
At any time prior to February 1, 2017, the Company may redeem all or part of the Senior Notes upon not less than 30

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

3.25% Convertible Senior Notes due 2028
In accordance with the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 12, 2015 that it was offering to repurchase all of the Convertible Notes. During the first quarter of 2015, the Company repurchased $4.6 million in aggregate principal amount. At March 31, 2016, $0.7 million of the Convertible Notes remained outstanding. The Convertible Notes are classified as non-current liabilities at March 31, 2016 as a result of the expiration of the holders' option to require the Company to repurchase the notes.
Term Loan due 2020

On June 23, 2015, the Company and certain of its subsidiaries entered into a credit agreement for the Term Loan with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a five year $100.0 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds are expected to be used for general corporate purposes. The Term Loan contains no financial maintenance covenants and currently bears interest at a rate equal to an adjusted Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum). Voluntary prepayments of the Term Loan under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan per annum and also requires net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan. Amounts repaid on the Term Loan may not be re-borrowed. At March 31, 2016, the Company has made amortization payments totaling $0.8 million. The obligations under the Term Loan are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.
Lines of Credit
San Bartolomé had two available lines of credit for an aggregate amount of $27.0 million, both of which were undrawn at March 31, 2016.
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
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements.  During the three months ended March 31, 2016, the Company entered into new lease financing arrangements primarily for a haul truck fleet at its Rochester mine and mining equipment to support the continued underground mine expansion at the Palmarejo complex.  All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
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
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. The Company paid $9.1 million and $10.4 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, payments had been made on a total of 379,006 ounces of gold with further payments to be made on an additional 20,994 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense of $0.8 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the remaining minimum obligation under the royalty agreement was $9.8 million and $15.2 million, respectively.
Interest Expense

	Three months ended March 31,
In thousands	2016	2015
3.25% Convertible Senior Notes due 2028	$6	$37
7.875% Senior Notes due 2021	7,457	8,562
Term Loan due 2020	2,264	—
San Bartolomé Lines of Credit	15	272
Capital lease obligations	265	298
Other debt obligations	11	—
Accretion of Palmarejo gold production royalty obligation	765	2,031
Amortization of debt issuance costs	631	405
Accretion of debt premium	(91)	(105)
Capitalized interest	(203)	(735)
Total interest expense, net of capitalized interest	$11,120	$10,765

NOTE 19 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional. There are no restrictions on the ability of Coeur to obtain funds from its subsidiaries by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,954	$54,433	$—	$148,387
COSTS AND EXPENSES
Costs applicable to sales(1)	—	62,364	39,191	—	101,555
Amortization	423	17,859	9,682	—	27,964
COSTS AND EXPENSES
General and administrative	8,080	18	178	—	8,276
Exploration	623	184	924	—	1,731
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	452	1,416	2,336	—	4,204
Total costs and expenses	9,578	81,841	56,757	—	148,176
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,582)	(2,249)	(4,864)	—	(8,695)
Other, net	338	2,254	(253)	(1,025)	1,314
Interest expense, net of capitalized interest	(10,255)	(213)	(1,677)	1,025	(11,120)
Total other income (expense), net	(11,499)	(208)	(6,794)	—	(18,501)
Loss before income and mining taxes	(21,077)	11,905	(9,118)	—	(18,290)
Income and mining tax (expense) benefit	(209)	(307)	(1,590)	—	(2,106)
Total loss after income and mining taxes	(21,286)	11,598	(10,708)	—	(20,396)
Equity income (loss) in consolidated subsidiaries	890	(4,479)	—	3,589	—
NET INCOME (LOSS)	$(20,396)	$7,119	$(10,708)	$3,589	$(20,396)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	1,043	976	—	(976)	1,043
Reclassification adjustments for impairment of marketable securities	—	—	—	—	—
Reclassification adjustments for realized loss on sale of marketable securities	588	(381)	—	381	588
Other comprehensive income (loss)	1,631	595	—	(595)	1,631
COMPREHENSIVE INCOME (LOSS)	$(18,765)	$7,714	$(10,708)	$2,994	$(18,765)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$88,672	$64,284	$—	$152,956
COSTS AND EXPENSES
Costs applicable to sales(1)	—	60,811	54,251	—	115,062
Amortization	502	18,567	14,021	—	33,090
General and administrative	8,750	7	77	—	8,834
Exploration	563	2,458	1,245	—	4,266
Pre-development, reclamation, and other	3,388	1,375	2,000	—	6,763
Total costs and expenses	13,203	83,218	71,594	—	168,015
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,046)	(2,293)	(1,545)	—	(4,884)
Other, net	1,280	(1,571)	(1,398)	(822)	(2,511)
Interest expense, net of capitalized interest	(8,855)	(288)	(2,444)	822	(10,765)
Total other income (expense), net	(8,621)	(4,152)	(5,387)	—	(18,160)
Income (Loss) before income and mining taxes	(21,824)	1,302	(12,697)	—	(33,219)
Income and mining tax (expense) benefit	1,550	(350)	(1,268)	—	(68)
Income (Loss) after income and mining taxes	(20,274)	952	(13,965)	—	(33,287)
Equity income (loss) in consolidated subsidiaries	(13,013)	809	—	12,204	—
NET INCOME (LOSS)	$(33,287)	$1,761	$(13,965)	$12,204	$(33,287)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(915)	(915)	—	915	(915)
Reclassification adjustments for impairment of equity securities, net of tax	928	928	—	(928)	928
Other comprehensive income (loss)	13	13	—	(13)	13
COMPREHENSIVE INCOME (LOSS)	$(33,274)	$1,774	$(13,965)	$12,191	$(33,274)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(28,642)	$21,460	$10,210	$3,589	6,617

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46)	(12,790)	(9,336)	—	(22,172)
Purchase of investments	(7)	—	—	—	(7)
Sales and maturities of investments	501	496	—	—	997
Other	(1,539)	4,107	(32)	—	2,536
Investments in consolidated subsidiaries	3,420	8,179	—	(11,599)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,329	(8)	(9,368)	(11,599)	(18,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(250)	(830)	(4,891)	—	(5,971)
Gold production royalty payments	—	—	(9,131)	—	(9,131)
Net intercompany financing activity	(7,879)	(24,965)	24,834	8,010	—
Other	(280)	—	—	—	(280)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,409)	(25,795)	10,812	8,010	(15,382)
Effect of exchange rate changes on cash and cash equivalents	—	4	82	—	86
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,722)	(4,339)	11,736	—	(27,325)
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$61,401	$29,889	$82,099	$—	$173,389

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(44,918)	$29,908	$(643)	$12,204	(3,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12)	(7,399)	(10,209)	—	(17,620)
Purchase of investments	(278)	—	—	—	(278)
Sales and maturities of investments	—	145	84	—	229
Acquisitions	(103,000)	—	982	—	(102,018)
Other	(1,767)	—	37	—	(1,730)
Investments in consolidated subsidiaries	12,221	(810)	—	(11,411)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(92,836)	(8,064)	(9,106)	(11,411)	(121,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	50,000	—	3,500	—	53,500
Payments on long-term debt, capital leases, and associated costs	(6,582)	(1,818)	(194)	—	(8,594)
Gold production royalty payments	—	—	(10,368)	—	(10,368)
Net intercompany financing activity	(1,730)	(19,628)	21,358	—	—
Other	(423)	—	793	(793)	(423)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,265	(21,446)	15,089	(793)	34,115
Effect of exchange rate changes on cash and cash equivalents	—	—	(523)	—	(523)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,489)	398	4,817	—	(91,274)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$113,872	$6,179	$59,536	$—	$179,587

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,401	$29,889	$82,099	$—	$173,389
Receivables	—	7,978	74,951	—	82,929
Ore on leach pads	—	72,703	—	—	72,703
Inventory	—	40,828	37,769	—	78,597
Prepaid expenses and other	3,419	3,267	6,444	—	13,130
	64,820	154,665	201,263	—	420,748
NON-CURRENT ASSETS
Property, plant and equipment, net	4,169	153,046	63,733	—	220,948
Mining properties, net	—	192,176	381,928	—	574,104
Ore on leach pads	—	49,294	—	—	49,294
Restricted assets	7,292	381	5,548	—	13,221
Equity securities	—	5,530	—	—	5,530
Receivables	—	—	24,114	—	24,114
Deferred tax assets	—	—	2,750	—	2,750
Net investment in subsidiaries	124,846	19,478	—	(144,324)	—
Other	55,604	9,091	5,299	(55,605)	14,389
TOTAL ASSETS	$256,731	$583,661	$684,635	$(199,929)	$1,325,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,857	$20,001	$25,097	$—	$46,955
Accrued liabilities and other	8,340	12,181	21,516	—	42,037
Debt	1,000	11,478	4,323	—	16,801
Royalty obligations	—	4,522	16,661	—	21,183
Reclamation	—	1,533	1,930	—	3,463
	11,197	49,715	69,527	—	130,439
NON-CURRENT LIABILITIES
Debt	467,924	17,376	64,605	(55,605)	494,300
Royalty obligations	—	6,354	—	—	6,354
Reclamation	—	63,194	20,708	—	83,902
Deferred tax liabilities	28,806	7,263	110,776	—	146,845
Other long-term liabilities	2,106	3,839	52,173	—	58,118
Intercompany payable (receivable)	(658,442)	389,838	268,604	—	—
	(159,606)	487,864	516,866	(55,605)	789,519
STOCKHOLDERS’ EQUITY
Common stock	1,532	250	160,336	(160,586)	1,532
Additional paid-in capital	3,026,871	179,553	1,879,279	(2,058,832)	3,026,871
Accumulated deficit	(2,621,172)	(131,630)	(1,941,373)	2,073,003	(2,621,172)
Accumulated other comprehensive income (loss)	(2,091)	(2,091)	—	2,091	(2,091)
	405,140	46,082	98,242	(144,324)	405,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,731	$583,661	$684,635	$(199,929)	$1,325,098

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At March 31, 2016, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalty
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty is payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At March 31, 2016, a total of 24.1 million silver equivalent ounces remain outstanding under the obligation.
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
On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) upon completion of the gold production royalty minimum ounce delivery requirement, for the lesser of $800 or spot price per ounce.  Under the gold stream agreement, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively "the Company", "our", or "we"). We use certain non-GAAP financial performance measures in Management's Discussion and Analysis ("MD&A") such as costs applicable to sales, all-in sustaining costs, and adjusted net income (loss). For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. We believe it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 10-K"), as well as other information we file with the Securities and Exchange Commission.
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
First Quarter Highlights

•	Metal sales of $146.6 million and royalty revenue of $1.8 million

•	Production of 8.1 million silver equivalent ounces, consisting of 3.4 million silver ounces and 78,072 gold ounces

•	Costs applicable to sales were $12.36 per silver equivalent ounce ($11.37 per realized silver equivalent ounce) and $728 per gold equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $16.28 per silver equivalent ounce ($13.93 per realized silver equivalent ounce) (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses reduced 6% from 2015 to $8.3 million

•	Adjusted net loss of $6.6 million or $0.04 per share (see "Non-GAAP Financial Performance Measures")

•	Capital expenditures of $22.2 million, primarily for the development of the Jualin deposit at Kensington and the Guadalupe and Independencia underground deposits at Palmarejo

•	Sale of non-core royalty assets for total consideration of $5.7 million

•	Cash and cash equivalents of $173.4 million at March 31, 2016
Consolidated Performance
Net loss was $20.4 million for the three months ended March 31, 2016 compared to Net loss of $33.3 million for the three months ended March 31, 2015.  The lower Net loss in three months ended March 31, 2016 is primarily due to higher gold ounces sold, lower costs applicable to sales per silver and gold ounce, and lower general and administrative expenses, partially offset by lower average realized silver and gold prices and lower silver ounces sold.
The Company produced 3.4 million ounces of silver and 78,072 ounces of gold in three months ended March 31, 2016, compared to 3.8 million ounces of silver and 69,734 ounces of gold in three months ended March 31, 2015. Silver production decreased due to lower mill throughput at Palmarejo and timing of leach pad recoveries at Rochester, partially offset by production from additional high grade ore purchases at San Bartolomé. Gold production increased in three months ended March 31, 2016 primarily due to a full quarter of attributable production from Wharf.
Costs applicable to sales were $12.36 per silver equivalent ounce and $728 per gold equivalent ounce in three months ended March 31, 2016 compared to $14.32 per silver equivalent ounce and $798 per gold ounce in three months ended March 31, 2015. Costs applicable to sales per silver equivalent ounce decreased in three months ended March 31, 2016 primarily due to lower unit costs at Palmarejo and San Bartolomé. Costs applicable to sales per gold equivalent ounce decreased in three months ended March 31, 2016 due to lower unit costs at Kensington and the addition of Wharf.

	Three months ended March 31,
	2016	2015
Silver ounces produced	3,372,475	3,843,580
Gold ounces produced	78,072	69,734
Silver equivalent ounces produced	8,056,795	8,027,620
Silver ounces sold	3,529,502	4,088,625
Gold ounces sold	79,091	68,420
Silver equivalent ounces sold	8,274,952	8,193,825
Average realized price per silver ounce	$15.16	$16.77
Average realized price per gold ounce	$1,178	$1,204
Costs applicable to sales per silver equivalent ounce(1)	$12.36	$14.32
Costs applicable to sales per realized silver equivalent ounce(1)(2)	$11.37	$13.47
Costs applicable to sales per gold equivalent ounce(1)	$728	$798
All-in sustaining costs per silver equivalent ounce(1)	$16.28	$18.11
All-in sustaining costs per realized silver equivalent ounce(1)(2)	$13.93	$16.46

(1)	See "Non-GAAP Financial Performance Measures."

(2)	Equivalent ounces calculated using average realized prices.

Consolidated Financial Results
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Revenue
Metal sales decreased 3% due to lower average realized silver and gold prices and lower silver ounces sold, partially offset by higher gold ounces sold. The Company realized average silver and gold prices of $15.16 per ounce and $1,178 per ounce, respectively, compared with average realized prices of $16.77 per ounce and $1,204 per ounce, respectively. The Company sold 3.5 million silver ounces and 79,091 gold ounces, compared to sales of 4.1 million silver ounces and 68,420 gold ounces. Gold contributed 64% of sales and silver contributed 36%, compared to 55% of sales from gold and 45% from silver. Royalty revenue was consistent with the prior year as higher attributable production offset lower metal prices.
Costs Applicable to Sales
Costs applicable to sales were lower due to lower unit costs at all sites and lower silver ounces sold partially offset by higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $5.1 million, or 15%, primarily due to lower production and lower amortizable mineral interests and mining equipment.
Expenses
General and administrative expenses decreased $0.6 million, or 6%, primarily due to lower compensation and professional services costs.
Exploration expense decreased $2.5 million, or 59%, due to decreased drilling activity at Palmarejo, Kensington, and Rochester.
Pre-development, reclamation, and other expenses decreased 38% to $4.2 million, primarily due to prior year Wharf acquisition costs.
Write-downs were $4.4 million ($3.9 million net of tax) related to the Company's silver stream on the Endeavor mine in Australia as a result of the decision by the mine operator to significantly curtail production due to low lead and zinc prices and the anticipated sale of the Company's tiered NSR royalty on the El Gallo mine.

Other Income and Expenses
Non-cash fair value adjustments, net, were a loss of $8.7 million compared to a loss of $4.9 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $0.2 million) increased to $11.1 million from $10.8 million primarily due to interest expense associated with additional borrowings, partially offset by lower accretion of the Palmarejo gold production royalty obligation.
Other, net increased by $3.8 million, primarily due to the gain on the sale of the Cerro Bayo royalty and changes in foreign currency exchange rates.
Income and Mining Taxes
During the first quarter of 2016, the Company reported estimated income and mining tax expense of approximately $2.1 million, for an effective tax rate of 11.5%. Estimated income and mining tax expense during the first quarter of 2015 was $0.1 million, for an effective tax rate of 0.0%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31, 2016		Three months ended March 31, 2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(9,361)	$(532)	$(20,707)	$1,886
Argentina	(1,015)	1,543	(696)	(1)
Mexico	(7,509)	17	(9,672)	(1,264)
Bolivia	2,047	(1,570)	(2,379)	(1,407)
Other jurisdictions	(2,452)	(1,564)	235	718
	$(18,290)	$(2,106)	$(33,219)	$(68)

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, mining tax expense and uncertain tax position accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related benefits will not be realized. Each quarter, the Company analyzes its deferred tax assets and if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize its deferred tax assets.
Likewise, there are a number of factors that can potentially impact the Company’s effective tax, including the geographic distribution of income, the non-recognition of tax assets, changes in tax laws, and the impact of specific transactions.

Results of Operations
Palmarejo

	Three months ended March 31,
	2016	2015
Tons milled	246,533	451,918
Silver ounces produced	933,369	1,354,000
Gold ounces produced	14,668	15,495
Silver equivalent ounces produced	1,813,449	2,283,700
Costs applicable to sales per silver equivalent oz(1)	$12.36	$15.99
Costs applicable to sales per realized silver equivalent oz(1)	$10.90	$14.85

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Silver equivalent production decreased 21% due to planned lower mill throughput as the mine continues its transition to a lower tonnage, higher grade underground operation from a predominantly open pit operation. Metal sales were $29.8 million, or 21% of Coeur's metal sales, compared with $39.4 million, or 26% of Coeur's metal sales, due to lower average realized silver and gold prices and lower production. Costs applicable to sales per ounce decreased as a result of higher underground ore grades and related recoveries, lower waste tons mined, lower milling, diesel, and consumables costs, favorable currency exchange rates, and lower maintenance costs. Amortization was $7.3 million in both periods. Capital expenditures decreased to $8.8 million compared to $9.2 million due to lower development expenditures on the Guadalupe underground mine, mostly offset by development of the Independencia underground mine.
Rochester

	Three months ended March 31,
	2016	2015
Tons placed	4,374,459	4,013,879
Silver ounces produced	928,903	1,143,570
Gold ounces produced	10,460	13,721
Silver equivalent ounces produced	1,556,503	1,966,830
Costs applicable to sales per silver equivalent oz(1)	$12.64	$12.99
Costs applicable to sales per realized silver equivalent oz(1)	$11.32	$11.94

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Silver equivalent production decreased 21% due to the timing of recoveries and lower silver grades in tons placed, partially offset by higher tons placed. Metal sales were $30.0 million, or 20% of Coeur’s metal sales, compared with $44.0 million, or 29% of Coeur's metal sales, due to lower average realized silver and gold prices and lower production. Costs applicable to sales per ounce decreased due to lower diesel, maintenance and processing costs. Amortization was $5.3 million compared to $6.8 million due to lower production. Capital expenditures were $3.3 million in both periods.

Kensington

	Three months ended March 31,
	2016	2015
Tons milled	159,360	164,951
Gold ounces produced	31,974	33,909
Costs applicable to sales/oz(1)	$772	$798

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Gold production decreased 6% due to lower grade and mill throughput. Metal sales were $35.7 million, or 24% of Coeur's metal sales, compared to $44.0 million, or 29% of Coeur’s metal sales due to lower average realized gold prices and lower production. Costs applicable to sales per ounce decreased due to lower diesel costs and higher costs from 2015 sales associated with 2014 production as a result of a labor dispute at ports on the western coast of the United States. Amortization was $8.3 million compared to $11.6 million due to lower production. Capital expenditures were $8.1 million compared to $4.1 million, due to the underground development of the high-grade Jualin deposit.

Wharf

	Three months ended March 31,
	2016	2015(1)
Tons placed	974,663	415,996
Silver ounces produced	12,980	—
Gold ounces produced	20,970	6,609
Gold equivalent ounces produced(2)	21,186	6,609
Costs applicable to sales/oz(2)	$669	$—

(1)	Amounts are post-acquisition (February 20, 2015).

(2)	See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Gold production was 20,970 ounces compared to 6,609 ounces in the post-acquisition period after February 20, 2015. Metal sales were $27.9 million, or 19% of Coeur's metal sales. Costs applicable to sales were $669 per ounce, and amortization was $4.1 million. Capital expenditures were $1.4 million.

San Bartolomé

	Three months ended March 31,
	2016	2015
Tons milled	407,806	406,951
Silver ounces produced	1,381,913	1,213,252
Costs applicable to sales/oz(1)	$12.64	$14.83

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Silver production increased 14% primarily due to higher grade supplemental ore purchases. Silver sales were $21.3 million, or 15% of Coeur's metal sales, compared with $21.5 million, or 14% of Coeur's metal sales. Costs applicable to sales per ounce was lower due to the favorable impact of higher grade supplemental ore purchases and lower mining costs. Amortization was $1.8 million compared to $4.7 million due to lower amortizable mineral interest and mining equipment. Capital expenditures were $0.5 million compared to $0.9 million.

Coeur Capital

	Three months ended March 31,
Endeavor Silver Stream	2016	2015
Tons milled	86,863	185,299
Silver ounces produced	115,310	132,758
Costs applicable to sales/oz(1)	$5.35	$5.37

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Silver production at Endeavor decreased as a result of the decision by the mine operator to significantly curtail production due to low lead and zinc prices. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $1.8 million compared to $2.0 million. Amortization was $0.8 million compared to $2.2 million due to the impact of lower amortizable mineral interest. On March 31, 2016, the Company sold its 2.0% NSR royalty on the Cerro Bayo mine to the operator, a subsidiary of Mandalay Resources Corporation ("Mandalay"), for total consideration of approximately $5.7 million, consisting of $4.0 million in cash and 2.5 million Mandalay shares.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2016 was $6.6 million compared to net cash used in operating activities of $3.4 million for the three months ended March 31, 2015, and was impacted by the following key factors:

	Three months ended March 31,
	2016	2015
Consolidated silver equivalent ounces sold	8,274,952	8,193,825
Average realized price per silver equivalent ounce	$17.93	$18.42
Costs applicable to sales per consolidated silver equivalent ounce (1)	(12.27)	(14.46)
Operating margin per consolidated silver equivalent ounce	$5.66	$3.96

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended March 31,
In thousands	2016	2015
Cash flow before changes in operating assets and liabilities	$23,253	$10,396
Changes in operating assets and liabilities:
Receivables	3,481	2,556
Prepaid expenses and other	1,279	(1,327)
Inventories	(7,822)	684
Accounts payable and accrued liabilities	(13,574)	(15,758)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,617	$(3,449)
Cash provided by (used in) operating activities increased $10.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by lower average realized prices. Metal sales for the three months ended March 31, 2016 decreased $8.3 million due to lower average realized prices, partially offset by a $4.1 million increase due to higher silver equivalent ounces sold. The $16.6 million working capital increase for the three months ended March 31, 2016 was primarily due to an increase in ore on leach pads and the payment of accrued interest, payroll, and other benefits, partially offset by collection of accounts receivable, compared to the $13.8 million working capital increase for the three months ended March 31, 2015, which was primarily due to payment of accrued interest, payroll, and other benefits.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2016 was $18.6 million compared to $121.4 million in the three months ended March 31, 2015, primarily due to the acquisition of the Wharf gold mine for $99.4 million in February 2015. The Company spent $22.2 million on capital expenditures in the three months ended March 31, 2016 compared with $17.6 million in the three months ended March 31, 2015. Capital expenditures in both periods were primarily related to underground development at Palmarejo and Kensington.
Cash Provided by (Used In) Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 was $15.4 million compared to net cash provided by financing activities of $34.1 million in the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company entered into the Short-term Loan which was subsequently repaid upon entering into the Term Loan.

Other Liquidity Matters

The Company has asserted indefinite reinvestment of certain foreign subsidiary earnings as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.
We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.

Subsequent to March 31, 2016, the Company announced additional non-core asset sales, resulting in expected total consideration of $24.8 million, including the $5.7 million related to the Cerro Bayo royalty sale recognized in three months ended March 31, 2016.

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

Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form 10-K for the year ended December 31, 2015 for the Company's critical accounting policies and estimates.

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, demonstrating consistent capital discipline, efficient management of working capital, tax positions, and the adequacy of liquidity and capital resources. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the "Risk Factors" section of the 2015 10-K and the risks and uncertainties discussed in this MD&A, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, including the resulting impact on cash flows and debt covenant compliance, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the absence of control over and reliance on third parties to operate mines in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (ix) the loss of access to any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net income (loss) is reconciled to Adjusted net income (loss) in the table below, with amounts presented after-tax:

	Three months ended March 31,
In thousands except per share amounts	2016	2015
Net income (loss)	$(20,396)	$(33,287)
Fair value adjustments, net	6,980	4,339
Stock-based compensation	2,846	2,410
Impairment of marketable securities	—	1,514
Accretion of royalty obligation	392	1,315
Write-downs	3,937	—
Gain on sale of non-core assets	(1,880)	—
(Gain) loss on debt extinguishments	—	(253)
Inventory adjustments	1,944	3,684
Transaction-related costs	—	1,975
Deferred tax asset valuation allowance	848	—
Foreign exchange impact on deferred taxes	(1,288)	(929)
Adjusted net income (loss)	$(6,617)	$(19,232)

Adjusted net income (loss) per share	$(0.04)	$(0.19)
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

Three Months Ended March 31, 2016

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$28,327	$27,798	$19,251	$955	$76,331	$32,767	$19,512	$52,279	$128,610
Amortization	7,289	5,313	1,754	299	14,655	8,349	4,051	12,400	27,055
Costs applicable to sales	$21,038	$22,485	$17,497	$656	$61,676	$24,418	$15,461	$39,879	$101,555
Silver equivalent ounces sold	1,702,290	1,779,377	1,384,391	122,694	4,988,752				8,274,952
Gold equivalent ounces sold						31,648	23,122	54,770
Costs applicable to sales per ounce	$12.36	$12.64	$12.64	$5.35	$12.36	$772	$669	$728	$12.27

Costs applicable to sales per realized ounce(1)	$10.90	$11.32			$11.37				$10.50

Costs applicable to sales									$101,555
Treatment and refining costs									1,158
Sustaining capital									16,710
General and administrative									8,276
Exploration									1,731
Reclamation									3,759
Project/pre-development costs									1,558
All-in sustaining costs									$134,747
Silver equivalent ounces sold									4,988,752
Kensington and Wharf silver equivalent ounces sold									3,286,200
Consolidated silver equivalent ounces sold									8,274,952
All-in sustaining costs per silver equivalent ounce									$16.28

All-in sustaining costs per realized silver equivalent ounce(1)									$13.93

(1)	Equivalent ounces calculated using average realized prices.
Three Months Ended March 31, 2015

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$41,824	$38,235	$23,818	$1,892	$105,769	$40,973	$146,742
Amortization	7,333	6,843	4,691	1,259	20,126	11,554	31,680
Costs applicable to sales	$34,491	$31,392	$19,127	$633	$85,643	$29,419	$115,062
Silver equivalent ounces sold	2,157,612	2,416,103	1,289,867	117,863	5,981,445		8,193,825
Gold equivalent ounces sold						36,873
Costs applicable to sales per ounce	$15.99	$12.99	$14.83	$5.37	$14.32	$798	$14.04

Costs applicable to sales per realized ounce(1)	$14.85	$11.94			$13.47		$12.76

Costs applicable to sales							$115,062
Treatment and refining costs							1,490
Sustaining capital							10,909
General and administrative							8,834
Exploration							4,266
Reclamation							2,924
Project/pre-development costs							4,873
All-in sustaining costs							$148,358
Silver equivalent ounces sold							5,981,445
Kensington silver equivalent ounces sold							2,212,380
Consolidated silver equivalent ounces sold							8,193,825
All-in sustaining costs per silver equivalent ounce							$18.11

All-in sustaining costs per realized silver equivalent ounce(1)							$16.46

(1)	Equivalent ounces calculated using average realized prices.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 11 -- Derivative Financial Instruments in the notes to the condensed consolidated financial statements. This discussion of the Company's market risk assessments contains "forward looking statements" that contain risks and uncertainties. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
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
The put spread contracts are generally net cash settled and expire during the second quarter of 2016. At March 31, 2016, the fair market value of the put spreads was a net asset of $0.1 million. A 10% increase or decrease in the price of silver and gold at March 31, 2016 would result in gains of nil and $0.1 million on settlement, respectively.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $0.6 million in the year ended March 31, 2016.
At March 31, 2016, the Company had outstanding provisionally priced sales of 0.4 million ounces of silver and 38,773 ounces of gold at prices of $15.36 and $1,183, respectively. A 10% change in realized silver price would cause revenue to vary by $0.7 million and a 10% change in realized gold price would cause revenue to vary by $4.6 million.
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
At March 31, 2016, a total of 20,994 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 12.4% at March 31, 2016. The fair value of the embedded derivative at March 31, 2016 was a liability of $6.8 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at March 31, 2016 to vary by $2.0 million.

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
Foreign Currency Hedging
To manage foreign currency risk, the Company may enter into forward foreign currency contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at March 31, 2016.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 20 -- Commitments and Contingencies in the notes to the condensed consolidated financial statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2015 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 6.         Exhibits

10.1
Separation and Release of Claims Agreement dated January 21, 2016, between Coeur Mining, Inc. and Keagan J. Kerr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 22, 2016).*

10.2
Professional Services Agreement effective February 1, 2016, between Coeur Mining, Inc. and Keagan J. Kerr. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 22, 2016).*

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
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	April 27, 2016	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	April 27, 2016	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 27, 2016	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)