Form 10-Q
period 2016-06-30
Coeur Mining, Inc.
filed 2016-07-27
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 162,364,657 shares were issued and outstanding as of July 25, 2016.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements
COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
	Notes	In thousands, except share data
Revenue	3	$182,007	$166,263	$330,394	$319,219
COSTS AND EXPENSES
Costs applicable to sales(1)	3	100,465	119,097	202,020	234,160
Amortization		37,505	38,974	65,470	72,064
General and administrative		7,400	8,451	15,676	17,286
Exploration		2,233	3,579	3,963	7,845
Write-downs		—	—	4,446	—
Pre-development, reclamation, and other		4,364	2,267	8,568	9,030
Total costs and expenses		151,967	172,368	300,143	340,385
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	10	(3,579)	2,754	(12,274)	(2,130)
Interest expense, net of capitalized interest	18	(10,875)	(10,734)	(21,995)	(21,499)
Other, net	7	(1,857)	(2,852)	(543)	(5,362)
Total other income (expense), net		(16,311)	(10,832)	(34,812)	(28,991)
Income (loss) before income and mining taxes		13,729	(16,937)	(4,561)	(50,157)
Income and mining tax (expense) benefit	8	768	260	(1,338)	192
NET INCOME (LOSS)		$14,497	$(16,677)	$(5,899)	$(49,965)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $(1,164) and $(2,174) for the three and six months ended June 30, 2016, respectively, and $7 for the three months June 30, 2015		2,103	(1,312)	3,146	(2,813)
Reclassification adjustments for impairment of equity securities		20	31	20	1,545
Reclassification adjustments for realized (gain) loss on sale of equity securities		(314)	904	273	904
Other comprehensive income (loss)		1,809	(377)	3,439	(364)
COMPREHENSIVE INCOME (LOSS)		$16,306	$(17,054)	$(2,460)	$(50,329)

NET INCOME (LOSS) PER SHARE	9
Basic		$0.09	$(0.12)	$(0.04)	$(0.42)

Diluted		$0.09	$(0.12)	$(0.04)	$(0.42)
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$14,497	$(16,677)	$(5,899)	(49,965)
Adjustments:
Amortization		37,505	38,974	65,470	72,064
Accretion		2,848	3,526	6,017	6,676
Deferred income taxes		(15,170)	(5,053)	(17,275)	(7,237)
Fair value adjustments, net	10	3,579	(2,754)	12,274	2,130
Stock-based compensation	5	2,307	2,604	5,222	4,754
Impairment of equity securities	13	20	31	20	1,545
Write-downs		—	—	4,446	—
Other		1,910	4,224	474	5,303
Changes in operating assets and liabilities:
Receivables		(12,402)	(2,342)	(8,921)	214
Prepaid expenses and other current assets		(898)	160	381	(1,167)
Inventory and ore on leach pads		(7,686)	4,649	(15,508)	5,333
Accounts payable and accrued liabilities		19,429	9,662	5,855	(6,095)
CASH PROVIDED BY OPERATING ACTIVITIES		45,939	37,004	52,556	33,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(23,288)	(23,677)	(45,460)	(41,297)
Acquisitions, net	12	—	(9,152)	—	(111,170)
Proceeds from the sale assets		7,293	8	11,302	165
Purchase of investments		(92)	(1,597)	(99)	(1,873)
Sales and maturities of investments		648	399	1,645	469
Other		(1,446)	(111)	(2,919)	(1,841)
CASH USED IN INVESTING ACTIVITIES		(16,885)	(34,130)	(35,531)	(155,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		73,071	—	73,071	—
Issuance of notes and bank borrowings	18	—	100,000	—	153,500
Payments on debt, capital leases, and associated costs		(6,712)	(66,626)	(12,683)	(75,220)
Gold production royalty payments		(10,461)	(9,754)	(19,592)	(20,122)
Other		(448)	(72)	(728)	(495)
CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES		55,450	23,548	40,068	57,663
Effect of exchange rate changes on cash and cash equivalents		(302)	(141)	(216)	(664)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		84,202	26,281	56,877	(64,993)
Cash and cash equivalents at beginning of period		173,389	179,587	200,714	270,861
Cash and cash equivalents at end of period		$257,591	$205,868	$257,591	$205,868

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2016	December 31, 2015
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$257,591	$200,714
Receivables	14	79,932	85,992
Inventory	15	84,074	81,711
Ore on leach pads	15	76,335	67,329
Prepaid expenses and other		11,614	10,942
		509,546	446,688
NON-CURRENT ASSETS
Property, plant and equipment, net	16	217,345	195,999
Mining properties, net	17	552,035	589,219
Ore on leach pads	15	52,885	44,582
Restricted assets		14,792	11,633
Equity securities	13	11,250	2,766
Receivables	14	39,739	24,768
Deferred tax assets		1,370	1,942
Other		12,893	14,892
TOTAL ASSETS		$1,411,855	$1,332,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,219	$48,732
Accrued liabilities and other		50,169	53,953
Debt	18	108,809	10,431
Royalty obligations	10	12,915	24,893
Reclamation	4	1,790	2,071
		222,902	140,080
NON-CURRENT LIABILITIES
Debt	18	402,257	479,979
Royalty obligations	10	7,069	4,864
Reclamation	4	85,048	83,197
Deferred tax liabilities		131,459	147,132
Other long-term liabilities		66,961	55,761
		692,794	770,933
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 162,370,864 at June 30, 2016 and 151,339,136 at December 31, 2015		1,624	1,513
Additional paid-in capital		3,101,493	3,024,461
Accumulated other comprehensive income (loss)		(283)	(3,722)
Accumulated deficit		(2,606,675)	(2,600,776)
		496,159	421,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,411,855	$1,332,489

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
Net income (loss)	—	—	—	(5,899)	—	(5,899)
Other comprehensive income (loss)	—	—	—	—	3,439	3,439
Issuance of common stock	9,253	93	72,978	—	—	73,071
Common stock issued under stock-based compensation plans, net	1,779	18	4,054	—	—	4,072
Balances at June 30, 2016	162,371	$1,624	$3,101,493	$(2,606,675)	$(283)	$496,159
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, Rochester, Kensington, Wharf, and San Bartolomé mines, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which holds the Endeavor silver stream and other precious metals royalties. Other includes the La Preciosa project, Joaquin project, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$48,272	$35,761	$36,469	$34,005	$25,185	$505	$—	$180,197
Royalties	—	—	—	—	—	1,810	—	1,810
	48,272	35,761	36,469	34,005	25,185	2,315	—	182,007
Costs and Expenses
Costs applicable to sales(1)	22,865	21,721	22,611	14,342	18,645	281	—	100,465
Amortization	14,765	5,437	9,808	5,128	1,853	100	414	37,505
Exploration	562	188	977	—	—	85	421	2,233
Write-downs	—	—	—	—	—	—	—	—
Other operating expenses	278	700	257	688	1,076	38	8,727	11,764
Other income (expense)
Fair value adjustments, net	(840)	(2,687)	—	—	—	—	(52)	(3,579)
Interest expense, net	(425)	(181)	(34)	(27)	(7)	—	(10,201)	(10,875)
Other, net	(4,360)	(3,860)	1	204	411	1,460	4,287	(1,857)
Income and mining tax (expense) benefit	3,153	8	—	(352)	848	(2,275)	(614)	768
Net income (loss)	$7,330	$995	$2,783	$13,672	$4,863	$996	$(16,142)	$14,497
Segment assets(2)	$427,938	$207,764	$196,403	$113,821	$83,814	$9,158	$75,061	$1,113,959
Capital expenditures	$8,863	$3,885	$7,536	$1,511	$1,317	$—	$176	$23,288
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interest

Three months ended June 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$38,875	$36,340	$42,468	$20,373	$23,366	$3,083	$—	$164,505
Royalties	—	—	—	—	—	1,758	—	1,758
	38,875	36,340	42,468	20,373	23,366	4,841	—	166,263
Costs and Expenses
Costs applicable to sales(1)	30,112	24,392	27,452	16,632	19,157	1,352	—	119,097
Amortization	9,046	5,387	12,684	3,491	5,271	2,619	476	38,974
Exploration	1,837	501	432	—	43	75	691	3,579
Other operating expenses	324	307	526	506	241	13	8,801	10,718
Other income (expense)
Fair value adjustments, net	429	1,137	—	—	—	—	1,188	2,754
Interest expense, net	(844)	(205)	(57)	—	(293)	—	(9,335)	(10,734)
Other, net	(505)	—	(14)	37	420	(924)	(1,866)	(2,852)
Income and mining tax (expense) benefit	837	(350)	(994)	(274)	195	(623)	1,469	260
Net income (loss)	$(2,527)	$6,335	$309	$(493)	$(1,024)	$(765)	$(18,512)	$(16,677)
Segment assets(2)	$657,448	$190,704	$197,241	$131,990	$173,451	$55,896	$78,395	$1,485,125
Capital expenditures	$10,723	$5,915	$4,714	$1,244	$994	$—	$87	$23,677
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$78,085	$65,743	$72,212	$61,934	$46,463	$2,396	$—	$326,833
Royalties	—	—	—	—	—	3,561	—	3,561
	78,085	65,743	72,212	61,934	46,463	5,957	—	330,394
Costs and Expenses
Costs applicable to sales(1)	43,903	44,206	47,029	29,803	36,142	937	—	202,020
Amortization	22,054	10,750	18,157	9,179	3,607	881	842	65,470
Exploration	1,363	297	930	—	—	206	1,167	3,963
Write-downs	—	—	—	—	—	4,446	—	4,446
Other operating expenses	593	1,381	509	1,181	1,367	175	19,038	24,244
Other income (expense)
Fair value adjustments, net	(5,704)	(4,936)	—	—	—	—	(1,634)	(12,274)
Interest expense, net	(1,159)	(352)	(77)	(27)	(10)	—	(20,370)	(21,995)
Other, net	(5,595)	(3,857)	(19)	214	726	3,742	4,246	(543)
Income and mining tax (expense) benefit	3,251	(415)	—	(236)	(723)	(3,567)	352	(1,338)
Net income (loss)	$965	$(451)	$5,491	$21,722	$5,340	$(513)	$(38,453)	$(5,899)
Segment assets(2)	$427,938	$207,764	$196,403	$113,821	$83,814	$9,158	$75,061	$1,113,959
Capital expenditures	$17,678	$7,174	$15,626	$2,921	$1,838	$—	$223	$45,460
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$78,269	$80,371	$86,506	$20,373	$44,913	$5,028	$—	$315,460
Royalties	—	—	—	—	—	3,759	—	3,759
	78,269	80,371	86,506	20,373	44,913	8,787	—	319,219
Costs and Expenses
Costs applicable to sales(1)	64,603	55,785	56,871	16,632	38,284	1,985	—	234,160
Amortization	16,380	12,230	24,238	3,491	9,961	4,770	994	72,064
Exploration	2,960	1,223	2,094	—	79	150	1,339	7,845
Other operating expenses	638	1,448	761	671	485	30	22,283	26,316
Other income (expense)
Fair value adjustments, net	(1,116)	(1,155)	—	—	—	—	141	(2,130)
Interest expense, net	(2,184)	(430)	(120)	—	(574)	—	(18,191)	(21,499)
Other, net	(1,608)	(40)	(18)	54	872	(2,449)	(2,173)	(5,362)
Income and mining tax (expense) benefit	(534)	(700)	(994)	412	(1,211)	(24)	3,243	192
Net income (loss)	$(11,754)	$7,360	$1,410	$45	$(4,809)	$(621)	$(41,596)	$(49,965)
Segment assets(2)	$657,448	$190,704	$197,241	$131,990	$173,451	$55,896	$78,395	$1,485,125
Capital expenditures	$19,907	$9,170	$8,859	$1,295	$1,943	$—	$123	$41,297
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2016	December 31, 2015
Total assets for reportable segments	$1,113,959	$1,103,310
Cash and cash equivalents	257,591	200,714
Other assets	40,305	28,465
Total consolidated assets	$1,411,855	$1,332,489

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Geographic Information

Long-Lived Assets	June 30, 2016	December 31, 2015
Mexico	$387,562	$390,694
United States	332,007	336,210
Bolivia	31,297	35,201
Australia	3,235	5,952
Argentina	10,227	10,871
Other	5,051	9,058
Total	$769,379	$787,986

Revenue	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
United States	$106,236	$99,180	$199,890	$187,249
Mexico	48,489	39,443	79,011	79,584
Bolivia	25,185	23,366	46,463	44,913
Australia	504	3,083	2,395	5,028
Other	1,593	1,191	2,635	2,445
Total	$182,007	$166,263	$330,394	$319,219

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Asset retirement obligation - Beginning	$83,974	$86,059	$82,072	$67,214
Accretion	2,009	1,990	3,968	3,614
Additions and changes in estimates	(130)	—	121	18,270
Settlements	(308)	(448)	(616)	(1,497)
Asset retirement obligation - Ending	$85,545	$87,601	$85,545	$87,601
The Company has accrued $1.3 million and $3.2 million at June 30, 2016 and December 31, 2015, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was $2.3 million and $2.6 million and $5.2 million and $4.8 million, respectively. At June 30, 2016, there was $9.5 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years. During the six months ended June 30, 2016, the supplemental incentive accrual increased $0.4 million to $1.6 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the grants awarded during the six months ended June 30, 2016:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 20, 2016	1,030,833	$1.81	165,479	$0.86	1,428,314	$1.78
March 21, 2016	685,633	$5.76	17,772	$2.84	8,763	$3.76

The following options and stock appreciation rights were exercisable during the six months ended June 30, 2016:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	—	$—	423,706	$15.15
Stock appreciation rights	—	$—	46,572	$14.06

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide an additional contribution based on an eligible employee's salary. Total plan expenses recognized for the three and six months ended June 30, 2016 and 2015 were $0.9 million and $1.6 million and $1.9 million and $3.2 million, respectively.

NOTE 7 - OTHER, NET

Other, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Impairment of equity securities	$(20)	$(31)	$(20)	$(1,545)
Foreign exchange loss	(5,656)	(2,056)	(5,819)	(4,262)
Gain on sale of assets	2,812	107	4,486	63
Other	1,007	(872)	810	382
Other, net	$(1,857)	$(2,852)	$(543)	$(5,362)

NOTE 8 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2016 and 2015 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$119	$(1,810)	$(9,764)	$319	$(9,242)	$(2,342)	$(30,471)	$2,204
Argentina	4,453	(1,793)	(656)	(1)	3,438	(250)	(1,352)	(2)
Mexico	3,353	4,316	(5,582)	548	(4,155)	4,333	(15,255)	(716)
Bolivia	4,016	848	(1,219)	196	6,062	(722)	(3,598)	(1,211)
Other jurisdictions	1,788	(793)	284	(802)	(664)	(2,357)	519	(83)
	$13,729	$768	$(16,937)	$260	$(4,561)	$(1,338)	$(50,157)	$192

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax position and mining tax expense accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. In addition, the Company's consolidated effective income and mining

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2012 forward for the U.S. federal jurisdiction and from 2008 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $3.5 million and $4.5 million in the next 12 months.

At June 30, 2016 and December 31, 2015, the Company had $23.0 million and $17.9 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2016 and December 31, 2015, the amount of accrued income-tax-related interest and penalties was $14.7 million and $9.2 million, respectively.

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
For the three and six months ended June 30, 2016 and 2015, 439,721 and 3,375,337 shares and 1,600,669 and 3,415,129 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes ("Convertible Notes") were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015 because there is no excess value upon conversion over the principal amount of the Convertible Notes.

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2016	2015	2016	2015
Net income (loss) available to common stockholders	$14,497	$(16,677)	$(5,899)	$(49,965)
Weighted average shares:
Basic	153,972	135,036	152,110	118,897
Effect of stock-based compensation plans	3,928	—	—	—
Diluted	157,900	135,036	152,110	118,897
Income (loss) per share:
Basic	$0.09	$(0.12)	$(0.04)	$(0.42)
Diluted	$0.09	$(0.12)	$(0.04)	$(0.42)

During the three months ended June 30, 2016, the Company completed a $75.0 million “at the market” stock offering. In connection with the offering, the Company sold 9,253,016 shares of its common stock at an average price of $8.11 per share.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Palmarejo royalty obligation embedded derivative	$(878)	$385	$(5,756)	$(1,160)
Rochester net smelter returns ("NSR") royalty obligation	(2,687)	1,137	(4,936)	(1,155)
Silver and gold options	(14)	1,232	(1,582)	185
Fair value adjustments, net	$(3,579)	$2,754	$(12,274)	$(2,130)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$11,250	$11,243	$—	$7
Other derivative instruments, net	655	—	655	—
	$11,905	$11,243	$655	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$3,317	$—	$—	$3,317
Rochester NSR royalty obligation	12,559	—	—	12,559
	$15,876	$—	$—	$15,876

	Fair Value at December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$2,766	$2,756	$—	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$—	$—	$4,957
Rochester NSR royalty obligation	9,593	—	—	9,593
Other derivative instruments, net	508	—	508	—
	$15,058	$—	$508	$14,550
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
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, 2.1 years was used to estimate the fair value of the Rochester NSR royalty obligation at June 30, 2016.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2016.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$7	$—	$—	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$6,827	$878	$(4,388)	$3,317
Rochester NSR royalty obligation	$10,877	$2,687	$(1,005)	$12,559

	Six Months Ended June 30, 2016
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$10	$—	$(3)	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$5,756	$(7,396)	$3,317
Rochester NSR royalty obligation	$9,593	$4,936	$(1,970)	$12,559
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2016 and December 31, 2015 is presented in the following table:

	June 30, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$706	$—	$706	$—
7.875% Senior Notes due 2021(1)	373,957	362,650	—	362,650	—
Term Loan due 2020(2)	94,545	94,545	—	94,545	—
Palmarejo gold production royalty obligation	4,108	4,144	—	—	4,144

(1)	Net of unamortized debt issuance costs and premium received of $4.8 million.

(2)	Net of unamortized debt issuance costs of $4.5 million.

	December 31, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$693	$—	$693	$—
7.875% Senior Notes due 2021(1)	373,433	227,487	—	227,487	—
Term Loan due 2020(2)	94,489	99,500	—	99,500	—
San Bartolomé Lines of Credit	4,571	4,571	—	4,571	—
Palmarejo gold production royalty obligation	15,207	15,580	—	—	15,580

(1)	Net of unamortized debt issuance costs and premium received of $5.3 million.

(2)	Net of unamortized debt issuance costs of $5.0 million.
The fair values of the Convertible Notes and 7.875% Senior Notes due 2021 (the "Senior Notes") outstanding were estimated using quoted market prices. The fair value of the Term Loan due 2020 (the "Term Loan") approximates book value (excluding unamortized debt issuance costs) as the liability is secured, has a variable interest rate, and lacks significant credit

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties, excluding production from the recently acquired Paramount Gold and Silver Corp. ("Paramount") properties. The royalty transaction includes a minimum obligation of 4,167 gold ounces per month and terminates when payments on 400,000 gold ounces have been made. At June 30, 2016, a total of 8,493 gold ounces remain outstanding under the obligation.
The price volatility associated with the minimum royalty obligation is considered an embedded derivative. The Company is required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains are recognized in periods when the gold price has decreased from the previous period and unrealized losses are recognized in periods when the gold price increases. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 8.3% and 19.9% at June 30, 2016 and December 31, 2015, respectively. The fair value of the embedded derivative at June 30, 2016 and December 31, 2015 was a liability of $3.3 million and $5.0 million, respectively. For the three and six months ended June 30, 2016 and 2015, the mark-to-market adjustments were losses of $0.9 million and gains of $0.4 million and losses of $5.8 million and $1.2 million, respectively.
Payments on the royalty obligation decrease the carrying amount of the minimum obligation and the derivative liability. Each monthly payment is an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation adjustment. For the three and six months ended June 30, 2016 and 2015, realized losses on settlement of the liabilities were $4.3 million and $3.6 million and $7.3 million and $11.7 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.6 million and losses of $0.6 million and gains of $1.2 million and $0.3 million in the three and six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the Company had outstanding provisionally priced sales of 0.5 million ounces of silver and 34,876 ounces of gold at prices of $18.28 and $1,257, respectively.
Silver and Gold Options
During the three and six months ended June 30, 2016, the Company had no unrealized gains or losses and during 2015, the Company recorded unrealized gains of $1.2 million and $1.0 million, respectively, related to outstanding options which were included in Fair value adjustments, net. The Company recognized realized losses of $51 thousand and no realized losses or gains during the three months ended June 30, 2016 and 2015, respectively, and realized losses of $1.6 million and realized gains of $0.8 million during the six months ended June 30, 2016 and 2015, respectively, from settled contracts. At June 30, 2016, the Company had no outstanding gold and silver options contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At June 30, 2016, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2016	Thereafter
Palmarejo gold production royalty	$7,487	$—
Average gold price in excess of minimum contractual deduction	$882	$—
Notional ounces	8,493	—

Provisional silver sales	$10,016	$—
Average silver price	$18.28	$—
Notional ounces	547,940	—

Provisional gold sales	$43,839	$—
Average gold price	$1,257	$—
Notional ounces	34,876	—

The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	3,317	—
Provisional silver and gold sales contracts	841	186	—	—
	$841	$186	$3,317	$—

	December 31, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	—	—	4,957	—
Provisional silver and gold sales contracts	28	536	—	—
	$28	$536	$4,957	$—
The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2016 and 2015 (in thousands):

		Three months ended June 30,		Six months ended June 30, 2016
Financial statement line	Derivative	2016	2015	2016	2015
Revenue	Provisional silver and gold sales contracts	$597	$(623)	$1,163	$291
Fair value adjustments, net	Palmarejo gold royalty	(878)	385	(5,756)	(1,160)
Fair value adjustments, net	Silver and gold options	(14)	1,232	(1,582)	185
		$(295)	$994	$(6,175)	$(684)
Credit Risk
The credit risk exposure related to any derivative instrument is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three months ended June 30,		Six Months Ended June 30, 2016
In thousands	2016	2015	2016	2015 (Pro Forma)
Revenue	$182,007	$166,263	$330,394	$337,219
Income (loss) before income and mining taxes	13,729	(16,937)	(4,561)	(50,209)
Net income (loss)	14,497	(16,677)	(5,899)	(50,017)

NOTE 13 – INVESTMENTS
The Company invests in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At June 30, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	6,257	(180)	5,173	11,250

	At December 31, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity securities	$3,386	$(1,179)	$559	$2,766

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $1.5 million in the six months ended June 30, 2015, in Other, net. The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2016:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(180)	$2,979	$—	$—	$(180)	$2,979

NOTE 14 – RECEIVABLES

In thousands	June 30, 2016	December 31, 2015
Current receivables:
Trade receivables	$25,791	$17,878
Income tax receivable	493	13,678
Value added tax receivable	48,978	50,669
Other	4,670	3,767
	$79,932	$85,992
Non-current receivables:
Value added tax receivable	$26,961	$24,768
Income tax receivable	12,778	—
	39,739	24,768
Total receivables	$119,671	$110,760

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 15 – INVENTORY AND ORE ON LEACH PADS

In thousands	June 30, 2016	December 31, 2015
Inventory:
Concentrate	$19,932	$16,165
Precious metals	22,505	21,908
Supplies	41,637	43,638
	$84,074	$81,711
Ore on leach pads:
Current	$76,335	$67,329
Non-current	52,885	44,582
	$129,220	$111,911
Total inventory and ore on leach pads	$213,294	$193,622

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT

In thousands	June 30, 2016	December 31, 2015
Land	$7,777	$8,287
Facilities and equipment	653,966	654,585
Capital leases	54,968	30,648
	716,711	693,520
Accumulated amortization	(510,070)	(514,509)
	206,641	179,011
Construction in progress	10,704	16,988
Property, plant and equipment, net	$217,345	$195,999

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$161,865	$153,091	$251,847	$33,122	$39,531	$—	$—	$—	$639,456
Accumulated amortization	(135,122)	(132,307)	(143,840)	(8,717)	(31,313)	—	—		(451,299)
	26,743	20,784	108,007	24,405	8,218	—	—	—	188,157
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	37,272	784,365
Accumulated amortization	(364,403)	—	—	(15,384)	(11,556)	—	—	(29,144)	(420,487)
	264,900	—	—	30,453	1,312	49,085	10,000	8,128	363,878
Mining properties, net	$291,643	$20,784	$108,007	$54,858	$9,530	$49,085	$10,000	$8,128	$552,035

December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,828	$149,756	$238,786	$32,318	$39,474	$—	$—	$—	$612,162
Accumulated amortization	(131,055)	(126,242)	(131,236)	(5,784)	(30,325)	—	—	—	(424,642)
	20,773	23,514	107,550	26,534	9,149	—	—	—	187,520
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	59,343	806,436
Accumulated amortization	(348,268)	—	—	(10,551)	(11,400)	—	—	(34,518)	(404,737)
	281,035	—	—	35,286	1,468	49,085	10,000	24,825	401,699
Mining properties, net	$301,808	$23,514	$107,550	$61,820	$10,617	$49,085	$10,000	$24,825	$589,219
In March 2016, Coeur sold its 2.0% NSR royalty on the Cerro Bayo mine to the operator, a subsidiary of Mandalay Resources Corporation ("Mandalay"), for total consideration of approximately $5.7 million, consisting of $4.0 million in cash and 2.5 million Mandalay shares. The Company recognized a $1.9 million pre-tax gain on this sale. The mineral interest associated with the Cerro Bayo mine was included in the Coeur Capital segment.
The operator of the Endeavor mine in Australia, on which the Company has a 100% silver stream, announced in early 2016 a significant curtailment of production due to low lead and zinc prices. As a result, Coeur recorded a $2.5 million write-down of the mineral interest associated with the Endeavor silver stream within the Coeur Capital segment at March 31, 2016.
In April 2016, Coeur sold its tiered NSR royalty on the El Gallo mine to the operator, a subsidiary of McEwen Mining Inc., for total consideration of approximately $6.3 million, including $1 million in contingent consideration payable in mid-2018. In anticipation of this sale, the Company recorded a $1.9 million write-down of the mineral interest within the Coeur Capital segment at March 31, 2016.
In April 2016, Coeur closed the sale of its 2.5% NSR royalty on the La Cigarra project to Kootenay Silver Inc. for total consideration of approximately $3.6 million, consisting of $500,000 in cash and 9.6 million Kootenay shares. The Company recognized a $1.2 pre-tax gain on this sale. The mineral interest associated with La Cigarra was included in the Coeur Capital segment.
In May 2016, Coeur closed on the sale of its Martha assets and related liabilities in Argentina to Hunt Mining Corp. for total cash consideration of $3.0 million, including $1.5 million received at closing and $1.5 million receivable on the one-year anniversary of the closing. The Company recognized a $5.3 million pre-tax gain on this sale.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 18 – DEBT

	June 30, 2016		December 31, 2015
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$712	$—	$—	$712
7.875% Senior Notes due 2021, net(1)	—	373,957	—	373,433
Term Loan due 2020, net(2)	94,545	—	1,000	93,489
San Bartolomé Lines of Credit	—	—	—	4,571
Capital lease obligations	13,552	28,300	9,431	7,774
	$108,809	$402,257	$10,431	$479,979
(1) Net of unamortized debt issuance costs and premium received of $4.8 million and $5.3 million at June 30, 2016 and December 31, 2015, respectively.
(2) Net of unamortized debt issuance costs of $4.5 million and $5.0 million at June 30, 2016 and December 31, 2015, respectively.
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

3.25% Convertible Senior Notes due 2028
In accordance with the indenture governing the 3.25% Convertible Senior Notes due 2028 (the “Convertible Notes”), the Company announced on February 12, 2015 that it was offering to repurchase all of the Convertible Notes. At June 30, 2016, $0.7 million of the Convertible Notes remained outstanding. The Convertible Notes are classified as current liabilities at June 30, 2016 as a result of the Company's intent to repurchase the notes in the next twelve months.
Term Loan due 2020

On June 23, 2015, the Company and certain of its subsidiaries entered into a credit agreement for the Term Loan with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provides for a five year $100.0 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds were used to be used for general corporate purposes. The Term Loan contains no financial maintenance covenants and at June 30, 2016 bears interest at 9.0% on $24.75 million of principal based on a Eurodollar rate plus a margin of 8.00% (at no time will the adjusted Eurodollar rate be deemed to be less than 1.00% per annum) and at a U.S. Prime Rate-based rate equal to 10.5% on $74.25 million of principal. Voluntary prepayments of the Term Loan under the Term Loan Credit Agreement are permitted, subject to the payment of a make-whole premium if such prepayment occurs prior to the first anniversary of the closing date, a premium of 105.0% of the principal amount between the first anniversary and the second anniversary of the closing date and a premium of 103.0% if such prepayment occurs on or after the second anniversary but prior to the third anniversary of the closing date. The Term Loan Credit Agreement requires amortization payments equal to 1.0% of the principal amount of the Term Loan per annum and also required net cash proceeds of debt issuances, excess cash flow, asset sales and casualty insurance recoveries (in each case, subject to certain exceptions) to either be reinvested in long-term assets used in the Company’s business or be applied as a mandatory prepayment of the Term Loan. At June 30, 2016, the Company has made amortization payments totaling $1.0 million. The obligations under the Term Loan are secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries. The Term Loan Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants.
Lines of Credit
San Bartolomé had two available lines of credit for an aggregate amount of $27.0 million, both of which were undrawn at June 30, 2016.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. During the six months ended June 30, 2016, the Company entered into new lease financing arrangements primarily for a haul truck fleet at its Rochester mine and mining equipment to support the continued underground mine expansion at the Palmarejo complex. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
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
The royalty agreement provides for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment is an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement are made in cash or gold bullion. During the three months ended June 30, 2016 and 2015, the Company paid $10.5 million and $9.8 million, respectively and the Company paid $19.6 million and $20.1 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, payments had been made on a total of 391,507 ounces of gold with further payments to be made on an additional 8,493 ounces of gold.
The Company used an implicit interest rate of 30.5% to discount the original royalty obligation, based on the fair value of the consideration received projected over the expected future cash flows at inception of the obligation. The discounted obligation is accreted to its expected future value over the expected minimum payment period based on the implicit interest rate. The Company recognized accretion expense for the three months ended June 30, 2016 and 2015 of $0.4 million and $1.8 million, respectively, and $1.2 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the remaining minimum obligation under the royalty agreement was $4.1 million and $15.2 million, respectively.
Interest Expense

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
3.25% Convertible Senior Notes due 2028	$6	$6	$12	$43
7.875% Senior Notes due 2021	7,457	8,523	14,913	17,085
Short-term Loan	—	326	—	326
Term Loan due 2020	2,258	148	4,521	148
San Bartolomé Lines of Credit	—	293	15	565
Capital lease obligations	416	272	680	570
Other debt obligations	15	—	29	—
Accretion of Palmarejo gold production royalty obligation	397	1,771	1,162	3,802
Amortization of debt issuance costs	631	508	1,262	913
Accretion of debt premium	(91)	(104)	(182)	(209)
Capitalized interest	(214)	(1,009)	(417)	(1,744)
Total interest expense, net of capitalized interest	$10,875	$10,734	$21,995	$21,499

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$106,207	$75,800	$—	$182,007
COSTS AND EXPENSES
Costs applicable to sales(1)	—	58,674	41,791	—	100,465
Amortization	413	20,374	16,718	—	37,505
COSTS AND EXPENSES
General and administrative	7,096	203	101	—	7,400
Exploration	479	1,249	505	—	2,233
Write-downs	—	—	—	—	—
Pre-development, reclamation, and other	934	1,446	1,984	—	4,364
Total costs and expenses	8,922	81,946	61,099	—	151,967
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(53)	(2,686)	(840)	—	(3,579)
Other, net	1,341	(2,193)	143	(1,148)	(1,857)
Interest expense, net of capitalized interest	(10,241)	(243)	(1,539)	1,148	(10,875)
Total other income (expense), net	(8,953)	(5,122)	(2,236)	—	(16,311)
Loss before income and mining taxes	(17,875)	19,139	12,465	—	13,729
Income and mining tax (expense) benefit	(248)	(1,595)	2,611	—	768
Total loss after income and mining taxes	(18,123)	17,544	15,076	—	14,497
Equity income (loss) in consolidated subsidiaries	32,620	(674)	—	(31,946)	—
NET INCOME (LOSS)	$14,497	$16,870	$15,076	$(31,946)	$14,497
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	2,103	2,103	—	(2,103)	2,103
Reclassification adjustments for impairment of equity securities, net of tax	20	20	—	(20)	20
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(314)	(314)	—	314	(314)
Other comprehensive income (loss)	1,809	1,809	—	(1,809)	1,809
COMPREHENSIVE INCOME (LOSS)	$16,306	$18,679	$15,076	$(33,755)	$16,306
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$99,635	$66,628	$—	$166,263
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,477	50,620	—	119,097
Amortization	496	21,772	16,706	—	38,974
General and administrative	8,377	7	67	—	8,451
Exploration	591	1,008	1,980	—	3,579
Pre-development, reclamation, and other	(838)	1,338	1,767	—	2,267
Total costs and expenses	8,626	92,602	71,140	—	172,368
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,188	1,138	428	—	2,754
Other, net	611	(904)	(1,614)	(945)	(2,852)
Interest expense, net of capitalized interest	(9,336)	(263)	(2,080)	945	(10,734)
Total other income (expense), net	(7,537)	(29)	(3,266)	—	(10,832)
Income (Loss) before income and mining taxes	(16,163)	7,004	(7,778)	—	(16,937)
Income and mining tax (expense) benefit	1,945	(1,618)	(67)	—	260
Income (Loss) after income and mining taxes	(14,218)	5,386	(7,845)	—	(16,677)
Equity income (loss) in consolidated subsidiaries	(2,460)	(649)	—	3,109	—
NET INCOME (LOSS)	$(16,678)	$4,737	$(7,845)	$3,109	$(16,677)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(1,312)	(486)	—	486	(1,312)
Reclassification adjustments for impairment of equity securities, net of tax	31	31	—	(31)	31
Reclassification adjustments for realized loss on sale of equity securities, net of tax	904	904	—	(904)	904
Other comprehensive income (loss)	(377)	449	—	(449)	(377)
COMPREHENSIVE INCOME (LOSS)	$(17,055)	$5,186	$(7,845)	$2,660	$(17,054)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$25,384	$31,117	$21,384	$(31,946)	45,939

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88)	(12,932)	(10,268)	—	(23,288)
Proceeds from the sale of long-lived assets	—	41	7,252	—	7,293
Purchase of investments	(92)	—	—	—	(92)
Sales and maturities of investments	—	648	—	—	648
Other	(1,601)	196	(41)	—	(1,446)
Investments in consolidated subsidiaries	(24,352)	15,981	—	8,371	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,133)	3,934	(3,057)	8,371	(16,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(250)	(5,673)	(789)	—	(6,712)
Gold production royalty payments	—	—	(10,461)	—	(10,461)
Net intercompany financing activity	(5,222)	(5,720)	(12,633)	23,575	—
Issuance of common stock	73,071	—	—	—	73,071
Other	(448)	—	—	—	(448)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	67,151	(11,393)	(23,883)	23,575	55,450
Effect of exchange rate changes on cash and cash equivalents	—	1	(303)	—	(302)
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,402	23,659	(5,859)	—	84,202
Cash and cash equivalents at beginning of period	61,401	29,889	82,099	—	173,389
Cash and cash equivalents at end of period	$127,803	$53,548	$76,240	$—	$257,591

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(7,793)	$28,679	$13,009	$3,109	37,004
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(75)	(11,873)	(11,729)	—	(23,677)
Proceeds from the sale of long-lived assets	—	—	8	—	8
Purchase of investments	(1,597)	—	—	—	(1,597)
Sales and maturities of investments	13	386	—	—	399
Acquisitions	(8,170)	(982)	—	—	(9,152)
Other	4	23	(138)	—	(111)
Investments in consolidated subsidiaries	(27,904)	1,634	116	26,154	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,729)	(10,812)	(11,743)	26,154	(34,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	100,000	—	—	—	100,000
Payments on long-term debt, capital leases, and associated costs	(55,286)	(1,885)	(9,455)	—	(66,626)
Gold production royalty payments	—	—	(9,754)	—	(9,754)
Net intercompany financing activity	11,703	5,283	11,535	(28,521)	—
Other	(72)	—	742	(742)	(72)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,345	3,398	(6,932)	(29,263)	23,548
Effect of exchange rate changes on cash and cash equivalents	—	—	(141)	—	(141)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,823	21,265	(5,807)	—	26,281
Cash and cash equivalents at beginning of period	113,872	5,994	59,721	—	179,587
Cash and cash equivalents at end of period	$124,695	$27,259	$53,914	$—	$205,868

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$200,161	$130,233	$—	$330,394
COSTS AND EXPENSES
Costs applicable to sales(1)	—	121,038	80,982	—	202,020
Amortization	836	38,233	26,401	—	65,470
COSTS AND EXPENSES
General and administrative	15,176	221	279	—	15,676
Exploration	1,102	1,433	1,428	—	3,963
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	1,386	2,862	4,320	—	8,568
Total costs and expenses	18,500	163,787	117,856	—	300,143
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,635)	(4,935)	(5,704)	—	(12,274)
Other, net	1,679	61	(110)	(2,173)	(543)
Interest expense, net of capitalized interest	(20,496)	(456)	(3,216)	2,173	(21,995)
Total other income (expense), net	(20,452)	(5,330)	(9,030)	—	(34,812)
Loss before income and mining taxes	(38,952)	31,044	3,347	—	(4,561)
Income and mining tax (expense) benefit	(457)	(1,902)	1,021	—	(1,338)
Total loss after income and mining taxes	(39,409)	29,142	4,368	—	(5,899)
Equity income (loss) in consolidated subsidiaries	33,510	(5,153)	—	(28,357)	—
NET INCOME (LOSS)	$(5,899)	$23,989	$4,368	$(28,357)	$(5,899)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	3,146	3,079	—	(3,079)	3,146
Reclassification adjustments for impairment of equity securities, net of tax	20	20	—	(20)	20
Reclassification adjustments for realized loss on sale of equity securities, net of tax	273	(695)	—	695	273
Other comprehensive income (loss)	3,439	2,404	—	(2,404)	3,439
COMPREHENSIVE INCOME (LOSS)	$(2,460)	$26,393	$4,368	$(30,761)	$(2,460)
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$188,307	$130,912	$—	$319,219
COSTS AND EXPENSES
Costs applicable to sales(1)	—	129,288	104,872	—	234,160
Amortization	998	40,339	30,727	—	72,064
General and administrative	17,127	14	145	—	17,286
Exploration	1,154	3,466	3,225	—	7,845
Pre-development, reclamation, and other	2,550	2,878	3,602	—	9,030
Total costs and expenses	21,829	175,985	142,571	—	340,385
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	142	(1,155)	(1,117)	—	(2,130)
Other, net	1,891	(2,457)	(3,030)	(1,766)	(5,362)
Interest expense, net of capitalized interest	(18,191)	(551)	(4,523)	1,766	(21,499)
Total other income (expense), net	(16,158)	(4,163)	(8,670)	—	(28,991)
Income (Loss) before income and mining taxes	(37,987)	8,159	(20,329)	—	(50,157)
Income and mining tax (expense) benefit	3,495	(1,282)	(2,021)	—	192
Income (Loss) after income and mining taxes	(34,492)	6,877	(22,350)	—	(49,965)
Equity income (loss) in consolidated subsidiaries	(15,473)	160	—	15,313	—
NET INCOME (LOSS)	$(49,965)	$7,037	$(22,350)	$15,313	$(49,965)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(2,813)	(1,982)	—	1,982	(2,813)
Reclassification adjustments for impairment of equity securities, net of tax	1,545	1,545	—	(1,545)	1,545
Reclassification adjustments for realized loss on sale of equity securities, net of tax	904	904	—	(904)	904
Other comprehensive income (loss)	(364)	467	—	(467)	(364)
COMPREHENSIVE INCOME (LOSS)	$(50,329)	$7,504	$(22,350)	$14,846	$(50,329)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(3,258)	$52,577	$31,594	$(28,357)	52,556

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(134)	(25,722)	(19,604)	—	(45,460)
Proceeds from the sale of long-lived assets	—	4,041	7,261	—	11,302
Purchase of investments	(99)	—	—	—	(99)
Sales and maturities of investments	500	1,145	—	—	1,645
Other	(3,139)	302	(82)	—	(2,919)
Investments in consolidated subsidiaries	(20,932)	24,160	—	(3,228)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23,804)	3,926	(12,425)	(3,228)	(35,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(500)	(6,503)	(5,680)	—	(12,683)
Gold production royalty payments	—	—	(19,592)	—	(19,592)
Net intercompany financing activity	(13,101)	(30,685)	12,201	31,585	—
Issuance of common stock	73,071	—	—	—	73,071
Other	(728)		—	—	(728)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,742	(37,188)	(13,071)	31,585	40,068
Effect of exchange rate changes on cash and cash equivalents	—	5	(221)	—	(216)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,680	19,320	5,877	—	56,877
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$127,803	$53,548	$76,240	$—	$257,591

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(52,711)	$51,389	$19,564	$15,313	33,555
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(87)	(19,323)	(21,887)	—	(41,297)
Proceeds from the sale of long-lived assets	—	145	20	—	165
Purchase of investments	(1,873)	—	—	—	(1,873)
Sales and maturities of investments	12	386	71	—	469
Acquisitions	(111,170)	—	—	—	(111,170)
Other	(1,764)	23	(100)	—	(1,841)
Investments in consolidated subsidiaries	(15,683)	824	116	14,743	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(130,565)	(17,945)	(21,780)	14,743	(155,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	3,500	—	153,500
Payments on long-term debt, capital leases, and associated costs	(61,868)	(3,703)	(9,649)	—	(75,220)
Gold production royalty payments	—	—	(20,122)	—	(20,122)
Net intercompany financing activity	9,973	(8,263)	26,811	(28,521)	—
Other	(495)	—	1,535	(1,535)	(495)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	97,610	(11,966)	2,075	(30,056)	57,663
Effect of exchange rate changes on cash and cash equivalents	—	—	(664)	—	(664)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,666)	21,478	(805)	—	(64,993)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$124,695	$27,259	$53,914	$—	$205,868

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,803	$53,548	$76,240	$—	$257,591
Receivables	26	12,454	67,452	—	79,932
Ore on leach pads	—	76,335	—	—	76,335
Inventory	—	46,484	37,590	—	84,074
Prepaid expenses and other	2,314	2,313	6,987	—	11,614
	130,143	191,134	188,269	—	509,546
NON-CURRENT ASSETS
Property, plant and equipment, net	3,844	144,514	68,987	—	217,345
Mining properties, net	—	183,649	368,386	—	552,035
Ore on leach pads	—	52,885	—	—	52,885
Restricted assets	8,901	185	5,706	—	14,792
Equity securities	—	11,250	—	—	11,250
Receivables	—	—	39,739	—	39,739
Deferred tax assets	—	—	1,370	—	1,370
Net investment in subsidiaries	151,006	10,850	—	(161,856)	—
Other	218,195	9,352	3,540	(218,194)	12,893
TOTAL ASSETS	$512,089	$603,819	$675,997	$(380,050)	$1,411,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,481	$19,431	$28,307	$—	$49,219
Accrued liabilities and other	16,958	12,718	20,493	—	50,169
Debt	95,257	8,288	5,264	—	108,809
Royalty obligations	—	5,490	7,425	—	12,915
Reclamation	—	1,402	388	—	1,790
	113,696	47,329	61,877	—	222,902
NON-CURRENT LIABILITIES
Debt	373,956	17,848	228,647	(218,194)	402,257
Royalty obligations	—	7,069	—	—	7,069
Reclamation	—	64,334	20,714	—	85,048
Deferred tax liabilities	28,430	6,778	96,251	—	131,459
Other long-term liabilities	2,070	4,731	60,160	—	66,961
Intercompany payable (receivable)	(502,222)	392,069	110,153	—	—
	(97,766)	492,829	515,925	(218,194)	692,794
STOCKHOLDERS’ EQUITY
Common stock	1,624	250	163,455	(163,705)	1,624
Additional paid-in capital	3,101,493	179,553	1,863,739	(2,043,292)	3,101,493
Accumulated deficit	(2,606,675)	(115,859)	(1,928,999)	2,044,858	(2,606,675)
Accumulated other comprehensive income (loss)	(283)	(283)	—	283	(283)
	496,159	63,661	98,195	(161,856)	496,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,089	$603,819	$675,997	$(380,050)	$1,411,855

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At June 30, 2016, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalty
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty is payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining and related costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At June 30, 2016, a total of 22.1 million silver equivalent ounces remain outstanding under the obligation.
Palmarejo Gold Production Royalty and Gold Stream
On January 21, 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico (excluding production from the recently acquired Paramount properties). The royalty agreement provides for a minimum obligation of 4,167 ounces per month over an initial eight-year period for a total of 400,000 ounces of gold. At June 30, 2016, a total of 8,493 gold ounces remain outstanding under the obligation.
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
NOTE 21 – SUBSEQUENT EVENTS

On July 15, 2016, the Company voluntarily terminated the Term Loan due 2020 for $103.4 million including the $99.0 million remaining principal balance and a $4.4 million prepayment premium.
All of the outstanding Convertible Notes were redeemed on July 25, 2016 for $0.7 million.
On July 25, 2016, the Company completed the sale of its NSR royalty on the Correnso mine in New Zealand to the operator, a subsidiary of OceanaGold Corporation, for total consideration of $5.2 million, including $0.7 million in contingent consideration payable in 2017.
On July 26, 2016, the remaining minimum obligation under the Palmarejo royalty agreement was satisfied and the termination of the Palmarejo royalty agreement became effective.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively "the Company", "our", or "we"). We use certain non-GAAP financial performance measures in Management's Discussion and Analysis ("MD&A") such as costs applicable to sales, all-in sustaining costs, adjusted net income (loss), EBITDA, and adjusted EBITDA. For a detailed description of each of these non-GAAP measures, please see "Non-GAAP Financial Performance Measures" at the end of this item. We believe it is important to read this item in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 10-K"), as well as other information we file with the Securities and Exchange Commission.
We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a 60:1 ratio of silver ounces to gold ounces. We also provide silver equivalent data using a ratio determined by average realized silver and gold prices during the relevant period. Silver and gold equivalence are stated at a 60:1 ratio unless otherwise noted.
Overview
We are a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in the United States, Mexico and Argentina. The Palmarejo complex, Rochester, Kensington, Wharf, and San Bartolomé mines constitute our principal sources of revenue. The Company also owns Coeur Capital, which is primarily comprised of the Endeavor silver stream.
The Company's strategy is to discover, acquire, develop and operate low-cost silver and gold mines that produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities, reducing operating and non-operating costs, exercising consistent capital discipline, and efficient working capital management.
Second Quarter Highlights

•	Net income of $14.5 million ($0.09 per share) and adjusted net income of $17.3 million ($0.11 per share) (see "Non-GAAP Financial Performance Measures")

•	Metal sales of $180.2 million

•	Production of 9.6 million silver equivalent ounces, consisting of 4.0 million silver ounces and 92,727 gold ounces

•	Costs applicable to sales were $10.82 per silver equivalent ounce ($10.15 per realized silver equivalent ounce) and $649 per gold equivalent ounce (see "Non-GAAP Financial Performance Measures")

•	All-in sustaining costs were $14.92 per silver equivalent ounce ($13.36 per realized silver equivalent ounce) (see "Non-GAAP Financial Performance Measures")

•	General and administrative expenses reduced 12% from 2015 to $7.4 million

•	Capital expenditures of $23.3 million, primarily for the development of the Jualin deposit at Kensington and Guadalupe and Independencia underground deposits at Palmarejo

•	Received regulatory approval for the construction of an additional 120 million tons of leach capacity at Rochester

•	Completed a $75.0 million “at the market” stock offering

•	Sale of non-core assets completed for total consideration of $12.9 million

•	Cash and cash equivalents of $257.6 million at June 30, 2016

Selected Financial and Operating Results

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Metal sales	$180,197	$164,505	$326,833	$315,460
Net income (loss)	$14,497	$(16,677)	$(5,899)	$(49,965)
Net income (loss) per share, basic	$0.09	$(0.12)	$(0.04)	$(0.42)
Adjusted net income (loss)(1)	$17,262	$(18,058)	$6,215	$(42,450)
Adjusted net income (loss) per share, basic(1)	$0.11	$(0.13)	$0.04	$(0.36)
EBITDA(1)	$62,109	$32,771	$82,904	$43,406
Adjusted EBITDA(1)	$72,355	$36,442	$108,138	$63,092
Silver ounces produced	4,029,976	4,258,941	7,402,450	8,102,522
Gold ounces produced	92,727	80,855	170,799	150,589
Silver equivalent ounces produced	9,593,596	9,110,241	17,650,390	17,137,862
Silver ounces sold	3,973,475	4,008,894	7,502,977	8,097,519
Gold ounces sold	88,543	84,312	167,634	152,733
Silver equivalent ounces sold	9,286,033	9,067,614	17,561,045	17,261,499
Average realized price per silver ounce	$17.38	$16.23	$16.34	$16.50
Average realized price per gold ounce	$1,255	$1,179	$1,218	$1,191
Costs applicable to sales per silver equivalent ounce(1)	$10.82	$12.84	$11.53	$13.59
Costs applicable to sales per realized silver equivalent ounce(1)	$10.15	$12.01	$10.72	$12.77
Costs applicable to sales per gold equivalent ounce(1)	$649	$820	$688	$811
All-in sustaining costs per silver equivalent ounce(1)	$14.92	$16.80	$15.56	$17.18
All-in sustaining costs per realized silver equivalent ounce(1)	$13.36	$14.99	$13.66	$15.51

(1)	See "Non-GAAP Financial Performance Measures."

Consolidated Financial Results
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Net Income (Loss)
Net income was $14.5 million ($0.09 per share) compared to Net loss of $16.7 million ($(0.12) per share).  The increase in Net income is primarily due to higher gold production, higher average realized silver and gold prices, lower costs applicable to sales per silver and gold ounce, and lower general and administrative expenses, partially offset by lower silver production and unfavorable fair value adjustments.
Revenue
Metal sales increased 10% due to higher average realized silver and gold prices and higher gold ounces sold. The Company's average realized silver and gold prices increased by 7% and 6%, respectively. The Company sold 4.0 million silver ounces and 88,543 gold ounces, compared to sales of 4.0 million silver ounces and 84,312 gold ounces. Gold contributed 62% of sales and silver contributed 38%, compared to 60% of sales from gold and 40% from silver. Royalty revenue was consistent as higher attributable production and metal prices were offset by the divestiture of several royalties.
Costs Applicable to Sales
Costs applicable to sales were lower due to lower unit costs at all mine sites and lower silver ounces sold, partially offset by higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased by $1.5 million, or 4%, primarily due to lower silver production and lower amortizable mineral interests and mining equipment.
Expenses
General and administrative expenses decreased 12% due to lower compensation and professional services costs.
Exploration expense decreased $1.3 million, or 38%, due to less drilling activity at Palmarejo and Rochester.
Pre-development, reclamation, and other expenses increased 93% to $4.4 million due to higher legal and transaction related costs.
Other Income and Expenses
Non-cash fair value adjustments, net, were a loss of $3.6 million compared to a gain of $2.8 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $0.2 million) increased to $10.9 million from $10.7 million primarily due to interest expense associated with additional borrowings, partially offset by lower accretion of the Palmarejo gold production royalty obligation.
Other, net decreased by $1.0 million, primarily due to the $5.3 million gain on the sale of Martha assets and the $1.2 million gains on the sale of non-core royalty assets, partially offset by higher foreign exchange losses
Income and Mining Taxes
During the second quarter of 2016, the Company reported estimated income and mining tax benefit of approximately $0.8 million, for an effective tax rate of 5.6%. Estimated income and mining tax benefit during the second quarter of 2015 was $0.26 million, for an effective tax rate of 1.5%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended June 30, 2016		Three months ended June 30, 2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$119	$(1,810)	$(9,764)	$319
Argentina	4,453	(1,793)	(656)	(1)
Mexico	3,353	4,316	(5,582)	548
Bolivia	4,016	848	(1,219)	196
Other jurisdictions	1,788	(793)	284	(802)
	$13,729	$768	$(16,937)	$260

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax position and mining tax expense accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.
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

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Net Income (Loss)
Net loss was $5.9 million ($(0.04) per share) compared to $50.0 million ($(0.42) per share). The lower Net loss is primarily due to higher gold production, higher average realized gold prices, lower costs applicable to sales per silver and gold ounce, lower exploration costs, and lower general and administrative expenses, partially offset by lower average realized silver prices, lower silver production, and more unfavorable fair value adjustments.
Revenue
Metal sales increased 4% due to higher average realized gold prices and higher gold ounces sold as a result of a full six months of Wharf production in the current period, partially offset by lower average realized silver prices and lower silver ounces sold. The Company's average realized silver and gold prices decreased by 1% and increased by 2%, respectively. The Company sold 7.5 million silver ounces and 167,634 gold ounces, compared to sales of 8.1 million silver ounces and 152,733 gold ounces. Gold contributed 62% of sales and silver contributed 38%, compared to 58% of sales from gold and 42% from silver. Royalty revenue was consistent with the prior year as higher attributable production and higher metal prices were offset by the divestitures of several royalties.
Costs Applicable to Sales
Costs applicable to sales were lower due to lower unit costs at all mine sites and lower silver ounces sold partially offset by higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $6.6 million, or 9%, due to lower silver production and lower amortizable mineral interests and mining equipment.
Expenses
General and administrative expenses decreased $1.6 million, or 9%, due to lower compensation and professional services costs.
Exploration expense decreased $3.9 million, or 49%, due to less drilling activity at Palmarejo, Kensington, and Rochester.
Pre-development, reclamation, and other expenses decreased 5% to $8.6 million, primarily due to prior year Wharf acquisition costs.
Write-downs were $4.4 million ($3.9 million net of tax) related to the Company's silver stream on the Endeavor mine in Australia as a result of the decision by the mine operator to significantly curtail production due to low lead and zinc prices. In addition, the anticipated sale of the Company's NSR royalty on the El Gallo mine contributed to the write-down.
Other Income and Expenses
Non-cash fair value adjustments, net, were a loss of $12.3 million compared to a loss of $2.1 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty and the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $0.4 million) increased to $22.0 million from $21.5 million primarily due to interest expense associated with additional borrowings, partially offset by lower accretion of the Palmarejo gold production royalty obligation.
Other, net increased by $4.8 million, primarily due to the $5.3 million gain on the sale of Martha assets and the $3.1 million gain on the sale of non-core royalty assets, partially offset by changes in higher foreign exchange losses.
Income and Mining Taxes
During the first half of 2016, the Company reported estimated income and mining tax expense of approximately $1.3 million, for an effective tax rate of 29.3%. Estimated income and mining tax benefit during the first half of 2015 was $0.2 million, for an effective tax rate of 0.4%.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30, 2016		Six months ended June 30, 2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(9,242)	$(2,342)	$(30,471)	$2,204
Argentina	3,438	(250)	(1,352)	(2)
Mexico	(4,155)	4,333	(15,255)	(716)
Bolivia	6,062	(722)	(3,598)	(1,211)
Other jurisdictions	(664)	(2,357)	519	(83)
	$(4,561)	$(1,338)	$(50,157)	$192

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax position and mining tax expense accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.
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

Results of Operations
The Company produced 4.0 million ounces of silver and 92,727 ounces of gold in the three months ended June 30, 2016, compared to 4.3 million ounces of silver and 80,855 ounces of gold in the three months ended June 30, 2015. Silver production decreased due to timing of leach pad recoveries at Rochester, lower mill throughput at San Bartolomé, and lower silver production at Endeavor, partially offset by higher grades and recovery at Palmarejo. Gold production increased 15% in the three months ended June 30, 2016, primarily due to higher grade and recovery at Wharf.
The Company produced 7.4 million ounces of silver and 170,799 ounces of gold in the six months ended June 30, 2016, compared to 8.1 million ounces of silver and 150,589 ounces of gold in the six months ended June 30, 2015. Silver production decreased 9% due to lower mill throughput at Palmarejo as the mine completed its transition to a lower tonnage, higher grade underground operation, timing of leach pad recoveries at Rochester, and lower silver production at Endeavor. Gold production increased 13% in the six months ended June 30, 2016 primarily due to a full six months of production of Wharf and higher grade at Kensington.
Costs applicable to sales were $10.82 per silver equivalent ounce and $649 per gold ounce in the three months ended June 30, 2016 compared to $12.84 per silver equivalent ounce and $820 per gold ounce in the three months ended June 30, 2015. Costs applicable to sales per silver equivalent ounce decreased 16% in the three months ended June 30, 2016 due to lower unit costs at Palmarejo, Rochester, and San Bartolomé. Costs applicable to sales per gold equivalent ounce decreased 21% in the three months ended June 30, 2016 due to lower unit costs at Wharf and Kensington.
Costs applicable to sales were $11.53 per silver equivalent ounce and $688 per gold ounce in the six months ended June 30, 2016 compared to $13.59 per silver equivalent ounce and $811 per gold ounce in the six months ended June 30, 2015. Costs applicable to sales per silver equivalent ounce decreased 15% in the six months ended June 30, 2016 due to lower unit costs at Palmarejo and San Bartolomé. Costs applicable to sales per gold equivalent ounce decreased 15% in the six months ended June 30, 2016 due to lower unit costs at Kensington and Wharf.
All-in sustaining costs were $14.92 per silver equivalent ounce in the three months ended June 30, 2016 compared to $16.80 per silver equivalent ounce in the three months ended June 30, 2015. The 11% reduction in all-in sustaining costs per silver equivalent ounce in the three months ended June 30, 2016 was primarily due to higher production, lower costs applicable to sales per Company-wide silver equivalent ounce, and lower general and administrative expenses, partially offset by higher sustaining capital expenditures.

All-in sustaining costs were $15.56 per silver equivalent ounce in the six months ended June 30, 2016 compared to $17.18 per silver equivalent ounce in the six months ended June 30, 2015. The 9% reduction in all-in sustaining costs per silver equivalent ounce in the six months ended June 30, 2016 was primarily due to higher production and lower costs applicable to sales per Company-wide silver equivalent ounce, lower general and administrative expenses and exploration expenses, partially offset by higher sustaining capital expenditures.
Palmarejo

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Tons milled	270,142	435,841	516,675	887,759
Silver ounces produced	1,307,097	1,247,011	2,240,466	2,601,011
Gold ounces produced	18,731	18,127	33,399	33,622
Silver equivalent ounces produced	2,430,957	2,334,631	4,244,406	4,618,331
Costs applicable to sales per silver equivalent oz(1)	$9.14	$13.88	$10.44	$14.93
Costs applicable to sales per realized silver equivalent oz(1)	$8.35	$12.68	$9.40	$13.78

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Silver equivalent production increased 4% due to significantly higher silver and gold grades and higher recoveries. Metal sales were $48.3 million, or 27% of Coeur's metal sales, compared with $38.9 million, or 24% of Coeur's metal sales. Costs applicable to sales per ounce decreased 34% as a result of lower waste tons mined, lower milling, diesel, and consumables costs, favorable currency exchange rates, and lower maintenance costs. Amortization increased to $14.8 million compared to $9.0 million, primarily due to the ramp-up of production at Guadalupe and Independencia. Capital expenditures remained comparable at $8.9 million as the Company continues to develop the Guadalupe and Independencia underground operations.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Silver equivalent production decreased 8% due to planned lower mill throughput primarily sourced from underground operations, partially offset by higher silver and gold grades and recovery. Metal sales were $78.1 million, or 24% of Coeur's metal sales, compared with $78.3 million, or 26% of Coeur's metal sales. Costs applicable to sales per ounce decreased 30% as a result of reduced mining and ore haulage costs, lower waste tons mined, lower milling, diesel, and consumables costs, favorable currency exchange rates, and lower maintenance costs. Amortization increased to $22.1 million, primarily due to the ramp-up of production at Guadalupe and Independencia. Capital expenditures remained comparable at $17.7 million as the Company continues to develop the underground operations.
Rochester

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Tons placed	6,402,013	3,859,965	10,776,472	7,873,844
Silver ounces produced	1,197,013	1,294,371	2,125,915	2,437,941
Gold ounces produced	13,940	16,411	24,401	30,132
Silver equivalent ounces produced	2,033,413	2,279,031	3,589,975	4,245,861
Costs applicable to sales per silver equivalent oz(1)	$11.36	$12.05	$11.98	$12.56
Costs applicable to sales per realized silver equivalent oz(1)	$10.49	$10.98	$10.92	$11.52

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Silver equivalent production decreased 11% due to the timing of recoveries and lower silver grade, partially offset by higher tons placed. Metal sales were $35.8 million, or 20% of Coeur’s metal sales, compared with $36.3 million, or 22% of Coeur's metal sales, due to lower production. Costs applicable to sales per silver equivalent ounce decreased 6% due to lower diesel, maintenance, and processing costs. Amortization was $5.4 million in both periods. Capital expenditures decreased to $3.9 million compared to $5.9 million.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Silver equivalent production decreased 15% due to the timing of recoveries and lower silver grade, partially offset by higher tons placed. Metal sales were $65.7 million, or 20% of Coeur’s metal sales, compared with $80.4 million, or 25% of Coeur's metal sales, due to lower production. Costs applicable to sales per silver equivalent ounce decreased 5% due to lower diesel, maintenance and processing costs. Amortization was $10.8 million compared to $12.2 million due to lower production. Capital expenditures decreased to $7.2 million compared to $9.2 million.

Kensington

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Tons milled	157,117	170,649	316,477	335,600
Gold ounces produced	32,210	29,845	64,183	63,754
Costs applicable to sales/oz(1)	$749	$750	$761	$774

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Gold production increased 8% due to 22% higher grade, partially offset by lower mill throughput. Metal sales were $36.5 million, or 20% of Coeur's metal sales, compared to $42.5 million, or 26% of Coeur’s metal sales due to fewer gold ounces sold. Costs applicable to sales per ounce were mostly unchanged. Amortization was $9.8 million compared to $12.7 million due to higher pebble reject production. Capital expenditures were $7.5 million compared to $4.7 million, due to the continued development of the high-grade Jualin deposit.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Gold production increased due to higher grade, partially offset by lower mill throughput. Metal sales were $72.2 million, or 22% of Coeur's metal sales, compared to $86.5 million, or 27% of Coeur’s metal sales, due to lower gold ounces sold. Costs applicable to sales per ounce decreased 2% due to lower mining and equipment rental costs. Amortization was $18.2 million compared to $24.2 million due to due to higher pebble reject production. Capital expenditures were $15.6 million compared to $8.9 million, due to the underground development of the high-grade Jualin deposit.

Wharf

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015(1)
Tons placed	915,631	887,409	1,890,294	1,303,405
Gold ounces produced	27,846	16,472	48,816	23,081
Silver ounces produced	35,201	19,336	48,180	19,336
Gold equivalent ounces produced(2)	28,433	16,794	49,619	23,403
Costs applicable to sales per gold equivalent oz(2)	$535	$971	$597	$971

(1)	Amounts are post-acquisition (February 20, 2015).

(2)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Gold equivalent production increased 69% due to timing of recoveries and higher gold grade. Metal sales were $34.0 million, or 19% of Coeur's metal sales compared to $20.4 million, or 12% of Coeur's metal sales, due to higher gold ounces sold. Costs applicable to sales per gold equivalent ounce decreased primarily due to lower mining and diesel costs. Amortization was $5.1 million compared to $3.5 million due to higher production. Capital expenditures were $1.5 million compared to $1.2 million.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Gold equivalent production increased 112% due to a full six-months of production, higher gold grade and timing of recoveries. Metal sales were $61.9 million, or 19% of Coeur's metal sales, compared to $20.4 million, or 6% of Coeur's metal sales, due to higher gold ounces sold. Costs applicable to sales per gold equivalent ounce decreased primarily due to lower mining and diesel costs. Amortization was $9.2 million compared to $3.5 million due to higher production. Capital expenditures were $2.9 million compared to $1.3 million.

San Bartolomé

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Tons milled	440,441	457,232	848,247	864,183
Silver ounces produced	1,457,944	1,494,550	2,839,857	2,707,803
Costs applicable to sales/oz(1)	$13.14	$13.31	$12.89	$14.03

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Silver production decreased 2% due to lower mill throughput partially offset by higher grade supplemental ore purchases. Silver sales were $25.2 million, or 14% of Coeur's metal sales, compared with $23.4 million, or 14% of Coeur's metal sales. Costs applicable to sales per ounce declined to $13.14 due to the supplemental ore purchases and lower processing costs. Amortization was $1.9 million compared to $5.3 million due to lower amortizable mineral interest and mining equipment. Capital expenditures were $1.3 million compared to $1.0 million.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Silver production increased 5% primarily due to higher recovery rates and higher grade supplemental ore purchases. Silver sales were $46.5 million, or 14% of Coeur's metal sales, compared with $44.9 million, or 14% of Coeur's metal sales. Costs applicable to sales per ounce declined 8% to $12.89 due to the supplemental ore purchases and lower processing costs. Amortization was $3.6 million compared to $10.0 million due to lower amortizable mineral interest and mining equipment. Capital expenditures were $1.8 million compared to $1.9 million.

Coeur Capital

	Three months ended June 30,		Six months ended June 30,
Endeavor Silver Stream	2016	2015	2016	2015
Tons milled	37,521	191,175	124,384	376,474
Silver ounces produced	32,721	203,673	148,032	336,431
Costs applicable to sales/oz(1)	$7.94	$6.46	$5.93	$6.07

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Silver production at Endeavor decreased as a result of the mine operator's decision to significantly curtail production due to low lead and zinc prices. Costs applicable to sales per ounce increased due to the impact of silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $1.8 million in both periods. Amortization was

$0.1 million compared to $2.6 million due to lower production and the impact of lower amortizable mineral interest. In the second quarter of 2016, Coeur completed the sale of non-core royalty assets for total consideration of $9.9 million. The Company recognized a gain of $1.2 million, which is recorded in Other, net, related to the sale of these non-core assets.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Silver production at Endeavor decreased as a result of the mine operator's decision to significantly curtail production due to low lead and zinc prices. Costs applicable to sales per ounce was mostly consistent. Royalty revenue was $3.6 million compared to $3.8 million. Amortization was $0.9 million compared to $4.8 million due to lower production, and the impact of lower amortizable mineral interest. In the first half of 2016, Coeur completed the sale of non-core royalty assets for total consideration of $15.6 million. The Company recognized a gain of $3.1 million, which is recorded in Other, net, related to the sale of these non-core assets.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three and six months ended June 30, 2016 was $45.9 million and $52.6 million, respectively, compared to net cash provided by operating activities of $37.0 million and $33.6 million, respectively, for the three and six months ended June 30, 2015, and was impacted by the following key factors:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consolidated silver equivalent ounces sold	9,286,033	9,067,614	17,561,045	17,261,499
Average realized price per silver equivalent ounce	$19.41	$18.14	$18.61	$18.28
Costs applicable to sales per consolidated silver equivalent ounce (1)	(10.82)	(13.13)	(11.50)	(13.57)
Operating margin per consolidated silver equivalent ounce	$8.59	$5.01	$7.11	$4.71

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended June 30,		Six months ended June 30,
In thousands	2016	2015	2016	2015
Cash flow before changes in operating assets and liabilities	$47,496	$24,875	$70,749	$35,270
Changes in operating assets and liabilities:
Receivables	(12,402)	(2,342)	(8,921)	214
Prepaid expenses and other	(898)	160	381	(1,167)
Inventories	(7,686)	4,649	(15,508)	5,333
Accounts payable and accrued liabilities	19,429	9,662	5,855	(6,095)
CASH PROVIDED BY OPERATING ACTIVITIES	$45,939	$37,004	$52,556	$33,555
Cash provided by operating activities increased $8.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to higher average realized prices, higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by unfavorable working capital adjustments. Metal sales for the three months ended June 30, 2016 increased $15.7 million of which $11.0 million was due to higher average realized prices and $4.7 million was due to higher silver equivalent ounces sold. The $1.6 million working capital increase for the three months ended June 30, 2016 was primarily due to an increase in trade receivables and ore on leach pads, partially offset by an increase in accounts payable, compared to the $12.1 million working capital decrease for the three months ended June 30, 2015, primarily due to an increase in accrued interest, payroll, and other benefits.
Cash provided by operating activities increased $19.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to higher average realized prices, higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by unfavorable working capital adjustments. Metal sales for the six months ended June 30, 2016 increased $11.2 million of which $2.8 million was due to higher average realized prices and $8.4 million was due to higher silver equivalent ounces sold. The $18.2 million working capital increase for the six months ended June

30, 2016 was primarily due to an increase in ore on leach pads and trade receivables, partially offset by an increase in accounts payable, compared to the $1.7 million working capital increase for the six months ended June 30, 2015, primarily due to payment of payroll and other benefits.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended June 30, 2016 was $16.9 million compared to $34.1 million in the three months ended June 30, 2015, primarily due to proceeds from the sale of non-core assets in 2016 and the acquisition of Paramount in 2015. The Company had capital expenditures of $23.3 million for the three months ended June 30, 2016 compared with $23.7 million in the three months ended June 30, 2015. Capital expenditures in both periods were primarily related to underground development at Palmarejo and Kensington.
Net cash used in investing activities in the six months ended June 30, 2016 was $35.5 million compared to $155.5 million in the six months ended June 30, 2015, primarily due to proceeds from the sale of non-core assets in 2016 and the acquisition of the Wharf gold mine for $99.4 million in February 2015. The Company had capital expenditures of $45.5 million for the six months ended June 30, 2016 compared with $41.3 million in the six months ended June 30, 2015. Capital expenditures in both periods were primarily related to underground development at Palmarejo and Kensington.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended June 30, 2016 was $55.5 million compared to $23.5 million in the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company received net proceeds of $73.1 million from the sale of 9.3 million shares of its common stock in connection with $75.0 million “at the market” stock offering. During the three months ended June 30, 2015, the Company entered into the $100.0 million Term Loan due 2020, partially offset by the simultaneous repayment of a $50.0 million short-term loan entered into in connection with the Wharf acquisition and $9.4 million of debt repayment at San Bartolome.

Net cash provided by financing activities for the six months ended June 30, 2016 was $40.1 million compared to $57.7 million in the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company received net proceeds of approximately $73.1 million from the sale of 9.3 million shares of its common stock. During the six months ended June 30, 2015, the Company entered into a $50.0 million Short-term Loan which was subsequently repaid upon entering into the $100.0 million Term Loan due 2020 and $9.4 million of debt repayment at San Bartolome.

On July 15, 2016, the Company voluntarily terminated the Term Loan due 2020 for $103.4 million including the $99.0 million remaining principal balance and a $4.4 million prepayment premium.

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
In order to reduce future cash interest payments, and/or amounts due at maturity or upon redemption, from time to time we may repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We regularly engage in conversations with our bondholders and evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any such transactions may occur at a substantial discount to the debt securities' face amount.

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
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company's operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Adjusted net income (loss) is reconciled to Net income (loss) in the table below:

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2016	2015	2016	2015
Net income (loss)	$14,497	$(16,677)	$(5,899)	$(49,965)
Fair value adjustments	3,579	(2,754)	12,274	2,130
Impairment of marketable securities	20	31	20	1,545
Write-downs	—	—	4,446	—
Gain on sale of assets	(2,812)	(107)	(4,486)	(63)
(Gain) loss on debt extinguishments	—	524	—	271
Transaction-related costs	792	38	1,172	2,013
Tax effect of adjustments	3,996	136	2,621	(409)
Foreign exchange (gain) loss	(2,810)	751	(3,933)	2,028
Adjusted net income (loss)	$17,262	$(18,058)	$6,215	$(42,450)

Adjusted net income (loss) per share	$0.11	$(0.13)	$0.04	$(0.36)

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company's operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. In addition, Adjusted EBITDA is a measure used in the Company's Senior Notes due 2021 indenture to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the table below:

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2016	2015	2016	2015
Net income (loss)	$14,497	$(16,677)	$(5,899)	$(49,965)
Interest expense, net of capitalized interest	10,875	10,734	21,995	21,499
Income tax provision (benefit)	(768)	(260)	1,338	(192)
Amortization	37,505	38,974	65,470	72,064
EBITDA	62,109	32,771	82,904	43,406
Fair value adjustments, net	3,579	(2,754)	12,274	2,130
Impairment of equity securities	20	31	20	1,545
Foreign exchange losses	5,655	2,056	5,820	4,262
(Gain) loss on sale of assets	(2,812)	(107)	(4,486)	(63)
(Gain) loss on debt extinguishment	—	524	—	524
Transaction-related costs	792	38	1,172	2,011
Asset retirement obligation accretion	2,066	2,078	4,125	3,787
Inventory adjustments	946	1,805	1,863	5,490
Write-downs	—	—	4,446	—
Adjusted EBITDA	$72,355	$36,442	$108,138	$63,092
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales ("CAS") and All-in sustaining costs ("AISC") to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and gold, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Three Months Ended June 30, 2016

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$37,630	$27,158	$20,498	$365	$85,651	$32,419	$19,470	$51,889	$137,540
Amortization	14,765	5,437	1,853	84	22,139	9,808	5,128	14,936	37,075
Costs applicable to sales	$22,865	$21,721	$18,645	$281	$63,512	$22,611	$14,342	$36,953	$100,465
Silver equivalent ounces sold	2,502,442	1,911,885	1,418,455	35,411	5,868,193				9,286,033
Gold equivalent ounces sold						30,178	26,786	56,964
Costs applicable to sales per ounce	$9.14	$11.36	$13.14	$7.94	$10.82	$749	$535	$649	$10.82

Costs applicable to sales per realized ounce	$8.35	$10.49			$10.15				$9.69

Costs applicable to sales									$100,465
Treatment and refining costs									1,128
Sustaining capital(1)									21,019
General and administrative									7,400
Exploration									2,233
Reclamation									4,170
Project/pre-development costs									2,098
All-in sustaining costs									$138,513
Silver equivalent ounces sold									5,868,193
Kensington and Wharf silver equivalent ounces sold									3,417,840
Consolidated silver equivalent ounces sold									9,286,033
All-in sustaining costs per silver equivalent ounce									$14.92

All-in sustaining costs per realized silver equivalent ounce									$13.36

(1)	Excludes development capital for Guadalupe, Independencia and Rochester crushing capacity expansion.
Three Months Ended June 30, 2015

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$39,158	$29,779	$24,428	$3,204	$96,569	$40,136	$20,123	$60,259	$156,828
Amortization	9,046	5,387	5,271	1,852	21,556	12,684	3,491	16,175	37,731
Costs applicable to sales	$30,112	$24,392	$19,157	$1,352	$75,013	$27,452	$16,632	$44,084	$119,097
Silver equivalent ounces sold	2,169,960	2,024,856	1,439,388	209,130	5,843,334				9,067,614
Gold equivalent ounces sold						36,607	17,131	53,738
Costs applicable to sales per ounce	$13.88	$12.05	$13.31	$6.46	$12.84	$750	$971	$820	$13.13

Costs applicable to sales per realized ounce	$12.68	$10.98			$12.01				$11.72

Costs applicable to sales									$119,097
Treatment and refining costs									1,526
Sustaining capital(1)									13,625
General and administrative									8,451
Exploration									3,579
Reclamation									4,036
Project/pre-development costs									2,030
All-in sustaining costs									$152,344
Silver equivalent ounces sold									5,843,334
Kensington and Wharf silver equivalent ounces sold									3,224,280
Consolidated silver equivalent ounces sold									9,067,614
All-in sustaining costs per silver equivalent ounce									$16.80

All-in sustaining costs per realized silver equivalent ounce									$14.99

(1)	Excludes development capital for Jualin, Independencia and Rochester expansion permitting.

Six Months Ended June 30, 2016

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$65,957	$54,956	$39,749	$1,320	$161,982	$65,186	$38,982	$104,168	$266,150
Amortization	22,054	10,750	3,607	383	36,794	18,157	9,179	27,336	64,130
Costs applicable to sales	$43,903	$44,206	$36,142	$937	$125,188	$47,029	$29,803	$76,832	$202,020
Silver equivalent ounces sold	4,204,732	3,691,261	2,802,846	158,106	10,856,945				17,561,045
Gold equivalent ounces sold						61,827	49,908	111,735
Costs applicable to sales per ounce	$10.44	$11.98	$12.89	$5.93	$11.53	$761	$597	$688	$11.50

Costs applicable to sales per realized ounce	$9.40	$10.92			$10.72				$10.10

Costs applicable to sales									$202,020
Treatment and refining costs									2,286
Sustaining capital(1)									37,729
General and administrative									15,676
Exploration									3,963
Reclamation									7,931
Project/pre-development costs									3,655
All-in sustaining costs									$273,260
Silver equivalent ounces sold									10,856,945
Kensington and Wharf silver equivalent ounces sold									6,704,100
Consolidated silver equivalent ounces sold									17,561,045
All-in sustaining costs per silver equivalent ounce									$15.56

All-in sustaining costs per realized silver equivalent ounce									$13.66

(1)	Excludes development capital for Guadalupe, Independencia and Rochester crushing capacity expansion and miscellaneous land purchases.

Six Months Ended June 30, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$80,983	$68,015	$48,245	$5,096	$202,339	$81,109	$20,123	$101,232	$303,571
Amortization	16,380	12,230	9,961	3,111	41,682	24,238	3,491	27,729	69,411
Costs applicable to sales	$64,603	$55,785	$38,284	$1,985	$160,657	$56,871	$16,632	$73,503	$234,160
Silver equivalent ounces sold	4,327,572	4,440,959	2,729,255	326,993	11,824,779				17,261,499
Gold equivalent ounces sold						73,481	17,131	90,612
Costs applicable to sales per ounce	$14.93	$12.56	$14.03	$6.07	$13.59	$774	$971	$811	$13.57

Costs applicable to sales per realized ounce	$13.78	$11.52			$12.77				$12.25

Costs applicable to sales									$234,160
Treatment and refining costs									3,016
Sustaining capital(1)									24,535
General and administrative									17,286
Exploration									7,845
Reclamation									7,313
Project/pre-development costs									2,341
All-in sustaining costs									$296,496
Silver equivalent ounces sold									11,824,779
Kensington and Wharf silver equivalent ounces sold									5,436,720
Consolidated silver equivalent ounces sold									17,261,499
All-in sustaining costs per silver equivalent ounce									$17.18

All-in sustaining costs per realized silver equivalent ounce									$15.51

(1)	Excludes development capital for Jualin, Independencia and Rochester expansion permitting.

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, demonstrating consistent capital discipline, efficient management of working capital, tax positions, efforts to mitigate risks associated with gold and silver price and foreign currency fluctuations and the adequacy of liquidity and capital resources. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the "Risk Factors" section of the 2015 10-K and in this Quarterly Report on Form 10-Q and the risks and uncertainties discussed in this MD&A, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, including the resulting impact on cash flows and debt covenant compliance, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the absence of control over and reliance on third parties to operate mines in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (ix) the loss of access to any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 11 -- Derivative Financial Instruments in the notes to the condensed consolidated financial statements. This discussion of the Company's market risk assessments contains "forward looking statements". For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
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
If the market price of silver were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period. The Company may be exposed to non-performance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company had no outstanding gold and silver hedging contracts at June 30, 2016.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $1.2 million in the six months ended June 30, 2016.
At June 30, 2016, the Company had outstanding provisionally priced sales of 0.5 million ounces of silver and 34,876 ounces of gold at prices of $18.28 and $1,257, respectively. A 10% change in realized silver price would cause revenue to vary by $1.0 million and a 10% change in realized gold price would cause revenue to vary by $4.4 million.
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
At June 30, 2016, a total of 8,493 ounces of gold remain outstanding under the minimum royalty obligation. The fair value of the embedded derivative is reflected net of the Company's current credit adjusted risk free rate, which was 8.3% at June 30, 2016. The fair value of the embedded derivative at June 30, 2016 was a liability of $3.3 million. A 10% change in the price of gold would result in a change in the fair value of the net derivative liability at June 30, 2016 to vary by $0.6 million. On July 26, 2016, payments on the remaining ounces under the minimum royalty obligation were made and termination of the royalty was effective.

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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into forward foreign exchange contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at June 30, 2016.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 20 -- Commitments and Contingencies in the notes to the condensed consolidated financial statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2015 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results.Those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

The Company is an international company and is exposed to political and social risks in the countries in which it has significant operations or interests.

A significant portion of the Company’s revenues are generated by operations outside the United States, and it is subject to significant risks inherent in mineral extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control. These risks include the possible unilateral cancellation or forced renegotiation of contracts, unfavorable changes in foreign laws and regulations, royalty and tax increases, risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

Any of these developments could require the Company to curtail or terminate operations at its mines, incur significant costs to meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of VAT or income tax refunds owed, which could materially and adversely affect financial condition, results of operations and cash flows.

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

As of July 26, 2016, the Company had approximately $420.6 million of outstanding indebtedness. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

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

Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility (financial and otherwise) for mining companies and their officers, directors and employees. The Company may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require it to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that the Company has made for such remediation. The potential exposure may be significant and could have a material adverse effect on the Company’s financial condition and results of operations.

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
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three months ended and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	7/27/2016	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	7/27/2016	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	7/27/2016	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)