Form 10-Q
period 2016-09-30
Coeur Mining, Inc.
filed 2016-10-26
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 170,326,192 shares were issued and outstanding as of October 24, 2016.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
	Notes	In thousands, except share data
Revenue	3	$176,247	$162,552	$506,641	$481,770
COSTS AND EXPENSES
Costs applicable to sales(1)	3	105,408	120,237	307,428	354,397
Amortization		27,763	35,497	93,232	107,560
General and administrative		7,113	6,694	22,789	23,979
Exploration		3,706	2,112	7,669	9,957
Write-downs		—	—	4,446	—
Pre-development, reclamation, and other		4,491	4,938	13,059	13,968
Total costs and expenses		148,481	169,478	448,623	509,861
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	10	(961)	5,786	(13,235)	3,657
Interest expense, net of capitalized interest	18	(8,068)	(12,446)	(30,063)	(33,945)
Other, net	7	(3,635)	(8,893)	(4,178)	(14,257)
Total other income (expense), net		(12,664)	(15,553)	(47,476)	(44,545)
Income (loss) before income and mining taxes		15,102	(22,479)	10,542	(72,636)
Income and mining tax (expense) benefit	8	54,455	8,260	53,118	8,451
NET INCOME (LOSS)		$69,557	$(14,219)	$63,660	$(64,185)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $997 and $(1,177) for the three and nine months ended September 30, 2016, respectively		1,387	(931)	4,533	(3,744)
Reclassification adjustments for impairment of equity securities		—	483	20	2,028
Reclassification adjustments for realized (gain) loss on sale of equity securities		(2,965)	—	(2,691)	904
Other comprehensive income (loss)		(1,578)	(448)	1,862	(812)
COMPREHENSIVE INCOME (LOSS)		$67,979	$(14,667)	$65,522	$(64,997)

NET INCOME (LOSS) PER SHARE	9
Basic		$0.43	$(0.11)	$0.41	$(0.52)

Diluted		$0.42	$(0.11)	$0.40	$(0.52)
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$69,557	$(14,219)	$63,660	(64,185)
Adjustments:
Amortization		27,763	35,497	93,232	107,560
Accretion		2,184	3,629	8,201	10,305
Deferred income taxes		(49,463)	(1,233)	(66,738)	(8,470)
Loss on extinguishment of debt		10,040	—	10,040	524
Fair value adjustments, net	10	961	(5,786)	13,235	(3,657)
Stock-based compensation	5	2,312	1,639	7,534	6,393
Impairment of equity securities	13	—	483	20	2,028
Write-downs		—	—	4,446	—
Other		(5,236)	8,541	(4,763)	13,321
Changes in operating assets and liabilities:
Receivables		19,672	11,011	10,751	11,225
Prepaid expenses and other current assets		(2,816)	(2,055)	(2,435)	(3,222)
Inventory and ore on leach pads		(8,900)	5,380	(24,408)	10,713
Accounts payable and accrued liabilities		(18,262)	(6,117)	(12,407)	(12,210)
CASH PROVIDED BY OPERATING ACTIVITIES		47,812	36,770	100,368	70,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(25,627)	(23,861)	(71,087)	(65,158)
Acquisitions, net	12	(1,427)	(122)	(1,427)	(111,290)
Proceeds from the sale assets		4,802	333	16,104	498
Purchase of investments		(21)	(3)	(120)	(1,876)
Sales and maturities of investments		5,432	60	7,077	529
Other		(1,299)	7	(4,218)	(1,836)
CASH USED IN INVESTING ACTIVITIES		(18,140)	(23,586)	(53,671)	(179,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		49,513	—	122,584	—
Issuance of notes and bank borrowings	18	—	—	—	153,500
Payments on debt, capital leases, and associated costs		(107,868)	(2,618)	(120,551)	(77,838)
Gold production royalty payments		(7,563)	(10,159)	(27,155)	(30,281)
Other		1,051	(34)	323	(529)
CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES		(64,867)	(12,811)	(24,799)	44,852
Effect of exchange rate changes on cash and cash equivalents		121	(533)	(95)	(1,197)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(35,074)	(160)	21,803	(65,153)
Cash and cash equivalents at beginning of period		257,591	205,868	200,714	270,861
Cash and cash equivalents at end of period		$222,517	$205,708	$222,517	$205,708

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2016	December 31, 2015
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$222,517	$200,714
Receivables	14	67,662	85,992
Inventory	15	89,761	81,711
Ore on leach pads	15	70,446	67,329
Prepaid expenses and other		17,125	10,942
		467,511	446,688
NON-CURRENT ASSETS
Property, plant and equipment, net	16	217,401	195,999
Mining properties, net	17	552,054	589,219
Ore on leach pads	15	63,034	44,582
Restricted assets	13	17,740	11,633
Equity securities	13	6,208	2,766
Receivables	14	32,427	24,768
Deferred tax assets		1,854	1,942
Other		12,713	14,892
TOTAL ASSETS		$1,370,942	$1,332,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$49,972	$48,732
Accrued liabilities and other		43,569	53,953
Debt	18	12,512	10,431
Royalty obligations	10	5,722	24,893
Reclamation	4	1,432	2,071
		113,207	140,080
NON-CURRENT LIABILITIES
Debt	18	389,233	479,979
Royalty obligations	10	6,556	4,864
Reclamation	4	87,277	83,197
Deferred tax liabilities		81,484	147,132
Other long-term liabilities		60,854	55,761
		625,404	770,933
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 167,565,649 at September 30, 2016 and 151,339,136 at December 31, 2015		1,676	1,513
Additional paid-in capital		3,169,631	3,024,461
Accumulated other comprehensive income (loss)		(1,860)	(3,722)
Accumulated deficit		(2,537,116)	(2,600,776)
		632,331	421,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,370,942	$1,332,489

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
Net income (loss)	—	—	—	63,660	—	63,660
Other comprehensive income (loss)	—	—	—	—	1,862	1,862
Issuance of common stock	14,286	143	138,181	—	—	138,324
Common stock issued under stock-based compensation plans, net	1,940	20	6,989	—	—	7,009
Balances at September 30, 2016	167,565	$1,676	$3,169,631	$(2,537,116)	$(1,860)	$632,331
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2016. The condensed consolidated December 31, 2015 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning January 1, 2017. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company's fiscal year beginning January 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance became effective upon early adoption for the Company's fiscal year beginning January 1, 2015, and resulted in a reclassification of amounts from Current deferred tax assets to Non-current deferred tax assets and Current deferred tax liabilities to Non-current deferred tax liabilities in the current and prior periods.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, and cash flows.
In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” to January 1, 2018. The Company is currently evaluating the potential impact of adopting the prescribed changes on the Company's consolidated financial position, results of operations, and cash flows.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a reduction to the carrying amount of that debt liability, not as an asset. The updated guidance became effective under early adoption for the Company's fiscal year beginning January 1, 2015, and resulted in a reclassification of amounts from Other Non-current Assets to Debt in the current and prior periods.
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. These changes become effective for the Company's fiscal year beginning January 1, 2016. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, and cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, Rochester, Kensington, Wharf, and San Bartolomé mines, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which primarily holds the Endeavor silver stream. Other includes the La Preciosa project, Joaquin project, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$30,663	$37,946	$40,164	$39,316	$27,485	$812	$—	$176,386
Royalties	—	—	—	—	—	(139)	—	(139)
	30,663	37,946	40,164	39,316	27,485	673	—	176,247
Costs and Expenses
Costs applicable to sales(1)	16,033	21,783	26,709	19,697	20,813	373	—	105,408
Amortization	5,761	5,244	8,046	6,461	1,723	138	390	27,763
Exploration	1,262	129	1,208	2	—	70	1,035	3,706
Write-downs	—	—	—	—	—	—	—	—
Other operating expenses	305	703	263	521	1,165	64	8,583	11,604
Other income (expense)
Fair value adjustments, net	(110)	(851)	—	—	—	—	—	(961)
Interest expense, net	(184)	(157)	(30)	(22)	(8)	(34)	(7,633)	(8,068)
Other, net	(2,223)	17	(7)	45	549	2,974	(4,990)	(3,635)
Income and mining tax (expense) benefit	35,671	7,844	—	30,208	5,905	3,803	(28,976)	54,455
Net income (loss)	$40,456	$16,940	$3,901	$42,866	$10,230	$6,771	$(51,607)	$69,557
Segment assets(2)	$430,716	$212,477	$192,204	$105,456	$81,704	$9,148	$78,205	$1,109,910
Capital expenditures	$10,012	$3,383	$8,602	$567	$3,001	$—	$62	$25,627
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interest

Three months ended September 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$49,187	$34,638	$30,466	$27,986	$17,391	$1,264	$—	$160,932
Royalties	—	—	—	—	—	1,620	—	1,620
	49,187	34,638	30,466	27,986	17,391	2,884	—	162,552
Costs and Expenses
Costs applicable to sales(1)	34,093	25,436	24,973	17,777	17,483	475	—	120,237
Amortization	8,617	6,731	8,499	5,642	3,526	1,983	499	35,497
Exploration	1,087	49	217	—	54	(362)	1,067	2,112
Other operating expenses	303	742	254	517	1,059	(38)	8,795	11,632
Other income (expense)
Fair value adjustments, net	2,998	1,752	—	—	—	—	1,036	5,786
Interest expense, net	(928)	(168)	(51)	—	(100)	—	(11,199)	(12,446)
Other, net	(7,870)	1	1	53	347	(455)	(970)	(8,893)
Income and mining tax (expense) benefit	10,370	(1,053)	406	(907)	(1,029)	291	182	8,260
Net income (loss)	$9,657	$2,212	$(3,122)	$3,195	$(5,513)	$662	$(21,310)	$(14,219)
Segment assets(2)	$653,501	$192,348	$193,712	$124,754	$165,931	$51,553	$76,860	$1,458,659
Capital expenditures	$10,514	$5,281	$5,522	$665	$1,786	$—	$93	$23,861
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$108,748	$103,689	$112,376	$101,250	$73,948	$3,208	$—	$503,219
Royalties						3,422	—	3,422
	108,748	103,689	112,376	101,250	73,948	6,630	—	506,641
Costs and Expenses
Costs applicable to sales(1)	59,936	65,989	73,738	49,500	56,955	1,310	—	307,428
Amortization	27,815	15,994	26,203	15,640	5,330	1,019	1,231	93,232
Exploration	2,625	426	2,138	2		276	2,202	7,669
Write-downs						4,446	—	4,446
Other operating expenses	898	2,084	772	1,702	2,532	239	27,621	35,848
Other income (expense)
Fair value adjustments, net	(5,814)	(5,787)					(1,634)	(13,235)
Interest expense, net	(1,343)	(509)	(107)	(49)	(18)	(34)	(28,003)	(30,063)
Other, net	(7,818)	(3,840)	(26)	259	1,275	6,716	(744)	(4,178)
Income and mining tax (expense) benefit	38,922	7,429	—	29,972	5,182	236	(28,623)	53,118
Net income (loss)	$41,421	$16,489	$9,392	$64,588	$15,570	$6,258	$(90,058)	$63,660
Segment assets(2)	$430,716	$212,477	$192,204	$105,456	$81,704	$9,148	$78,205	$1,109,910
Capital expenditures	$27,690	$10,557	$24,228	$3,488	$4,839	$—	$285	$71,087
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$127,455	$115,010	$116,971	$48,359	$62,304	$6,292	$—	$476,391
Royalties	—	—	—	—	—	5,379	—	5,379
	127,455	115,010	116,971	48,359	62,304	11,671	—	481,770
Costs and Expenses
Costs applicable to sales(1)	98,695	81,221	81,844	34,410	55,767	2,460	—	354,397
Amortization	24,997	18,962	32,738	9,133	13,487	6,753	1,490	107,560
Exploration	4,047	1,272	2,311	—	132	(212)	2,407	9,957
Other operating expenses	940	2,190	1,015	1,188	1,544	(8)	31,078	37,947
Other income (expense)
Fair value adjustments, net	1,882	596	—	—	—	—	1,179	3,657
Interest expense, net	(3,112)	(598)	(172)	—	(674)	—	(29,389)	(33,945)
Other, net	(9,478)	(38)	(16)	108	1,219	(2,904)	(3,148)	(14,257)
Income and mining tax (expense) benefit	9,836	(1,753)	(587)	(495)	(2,240)	266	3,424	8,451
Net income (loss)	$(2,096)	$9,573	$(1,712)	$3,241	$(10,322)	$40	$(62,909)	$(64,185)
Segment assets(2)	$653,501	$192,348	$193,712	$124,754	$165,931	$51,553	$76,860	$1,458,659
Capital expenditures	$30,421	$14,451	$14,380	$1,959	$3,729	$—	$218	$65,158
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	September 30, 2016	December 31, 2015
Total assets for reportable segments	$1,109,910	$1,103,310
Cash and cash equivalents	222,517	200,714
Other assets	38,515	28,465
Total consolidated assets	$1,370,942	$1,332,489

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Geographic Information

Long-Lived Assets	September 30, 2016	December 31, 2015
Mexico	$403,185	$390,694
United States	327,448	336,210
Bolivia	32,361	35,201
Australia	3,102	5,952
Argentina	10,227	10,871
Other	5,513	9,058
Total	$781,836	$787,986

Revenue	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
United States	$117,425	$93,091	$317,315	$280,340
Mexico	30,663	50,170	109,674	129,753
Bolivia	27,485	17,391	73,948	62,304
Australia	812	1,264	3,207	6,292
Other	(138)	636	2,497	3,081
Total	$176,247	$162,552	$506,641	$481,770

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Asset retirement obligation - Beginning	$85,545	$87,601	$82,072	$67,214
Accretion	2,059	2,038	6,027	5,652
Additions and changes in estimates	(239)	—	(118)	18,270
Settlements	(183)	(2,363)	(799)	(3,860)
Asset retirement obligation - Ending	$87,182	$87,276	$87,182	$87,276
The Company has accrued $1.5 million and $3.2 million at September 30, 2016 and December 31, 2015, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was $2.3 million and $1.6 million and $7.5 million and $6.4 million, respectively. At September 30, 2016, there was $8.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years. During the nine months ended September 30, 2016, the supplemental incentive accrual increased $0.8 million to $2.0 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the grants awarded during the nine months ended September 30, 2016:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 20, 2016	1,030,833	$1.81	165,479	$0.86	1,428,314	$1.78
March 21, 2016	685,633	$5.76	17,772	$2.84	8,763	$3.76
August 1, 2016	34,446	$15.64
September 22, 2016	17,834	$13.00

The following options and stock appreciation rights were exercisable during the nine months ended September 30, 2016:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	165,369	$7.88	296,186	$18.11
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide an additional contribution based on an eligible employee's salary. Total plan expenses (income) recognized for the three and nine months ended September 30, 2016 and 2015 were $2.3 million and $(0.7) million and $4.2 million and $2.8 million, respectively.

NOTE 7 - OTHER, NET

Other, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Gain (loss) on extinguishment of debt	$(10,040)	$—	$(10,040)	$(271)
Foreign exchange loss	(1,466)	(8,910)	(7,286)	(13,172)
Gain on sale of assets	4,498	333	8,983	396
Gain (loss) on sale of investments	2,965	(12)	2,691	(916)
Impairment of equity securities	—	(483)	(20)	(2,028)
Other	408	179	1,494	1,734
Other, net	$(3,635)	$(8,893)	$(4,178)	$(14,257)

NOTE 8 – INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2016 and 2015 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$3,286	$10,712	$(16,168)	$(1,080)	$(5,956)	$8,370	$(46,640)	$1,123
Argentina	(301)	67	(731)	(2)	3,137	(183)	(2,083)	(3)
Mexico	3,020	37,821	(1,412)	11,951	(1,136)	42,155	(16,666)	11,234
Bolivia	4,325	5,904	(4,483)	(1,029)	10,388	5,182	(8,081)	(2,240)
Other jurisdictions	4,772	(49)	315	(1,580)	4,109	(2,406)	834	(1,663)
	$15,102	$54,455	$(22,479)	$8,260	$10,542	$53,118	$(72,636)	$8,451

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax position and mining tax expense accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. During the third quarter, the Company completed a legal entity reorganization to integrate recent acquisitions resulting in a valuation allowance release of $40.8 million and recorded a $15.0 million deferred tax benefit related to unremitted earnings. In addition, the Company's consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. Each quarter, the Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of risk factors that could impact the Company’s ability to realize its deferred tax assets. For additional information, please see the sections titled “Risk Factors” set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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
At September 30, 2016 and December 31, 2015, the Company had $22.6 million and $17.9 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2016 and December 31, 2015, the amount of accrued income-tax-related interest and penalties was $9.0 million and $9.2 million, respectively.

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
For the three and nine months ended September 30, 2016 and 2015, 215,298 and 3,302,701 shares and 404,543 and 3,251,347 shares, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes (“Convertible Notes”) were not included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2016 and 2015 because there is no excess value upon conversion over the principal amount of the Convertible Notes. The outstanding Convertible Notes were redeemed in the third quarter of 2016.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2016	2015	2016	2015
Net income (loss) available to common stockholders	$69,557	$(14,219)	$63,660	$(64,185)
Weighted average shares:
Basic	161,039	135,247	155,108	124,478
Effect of stock-based compensation plans	4,789	—	3,284	—
Diluted	165,828	135,247	158,392	124,478
Income (loss) per share:
Basic	$0.43	$(0.11)	$0.41	$(0.52)
Diluted	$0.42	$(0.11)	$0.40	$(0.52)

During the second quarter 2016, the Company completed a $75.0 million “at the market” stock offering (“$75.0 million offering”). In connection with the $75.0 million offering, the Company sold 9,253,016 shares of its common stock at an average price of $8.11 per share.
Pursuant to an equity distribution agreement dated September 9, 2016, the Company may issue and sell shares of its common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $200.0 million, with the net proceeds available for repayment of indebtedness and other general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by the Company to the sales agents. Whether or not the Company engages in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material nonpublic information. The agreement can be terminated by the Company at any time, and the Company has initially authorized sales under the agreement through no later than June 30, 2017. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to the Company's shelf registration statement on Form S-3, which was filed with the SEC on March 29, 2016. At September 30, 2016, the Company had sold 4,293,785 shares under the agreement for net proceeds of approximately $53.4 million, net of commissions and fees of approximately $1.2 million.

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Palmarejo royalty obligation embedded derivative	$(110)	$2,983	$(5,866)	$1,823
Rochester net smelter returns (“NSR”) royalty obligation	(851)	1,752	(5,787)	596
Silver and gold options	—	1,051	(1,582)	1,238
Fair value adjustments, net	$(961)	$5,786	$(13,235)	$3,657
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$6,208	$6,201	$—	$7
Liabilities:
Rochester NSR royalty obligation	12,278	—	—	12,278
Other derivative instruments, net	130	—	130	—
	$12,408	$—	$130	$12,278

	Fair Value at December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$2,766	$2,756	$—	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$—	$—	$4,957
Rochester NSR royalty obligation	9,593	—	—	9,593
Other derivative instruments, net	508	—	508	—
	$15,058	$—	$508	$14,550
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
The fair values of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, 1.9 years was used to estimate the fair value of the Rochester NSR royalty obligation at September 30, 2016. At September 30, 2016, there was no balance outstanding related to the Palmarejo royalty obligation embedded derivative as a result of the satisfaction of the minimum ounce obligation under the Palmarejo gold production royalty obligation in the third quarter of 2016.
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2016.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$7	$—	$—	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$3,317	$110	$(3,427)	$—
Rochester NSR royalty obligation	$12,559	$851	$(1,132)	$12,278

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2016
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$10	$—	$(3)	$7
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$5,866	$(10,823)	$—
Rochester NSR royalty obligation	$9,593	$5,787	$(3,102)	$12,278
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2016 and December 31, 2015 is presented in the following table:

	September 30, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$363,596	$378,577	$—	$378,577	$—

(1)	Net of unamortized debt issuance costs and premium received of $4.4 million.

	December 31, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$693	$—	$693	$—
7.875% Senior Notes due 2021(1)	373,433	227,487	—	227,487	—
Term Loan due 2020(2)	94,489	99,500	—	99,500	—
San Bartolomé Lines of Credit	4,571	4,571	—	4,571	—
Palmarejo gold production royalty obligation	15,207	15,580	—	—	15,580

(1)	Net of unamortized debt issuance costs and premium received of $5.3 million.

(2)	Net of unamortized debt issuance costs of $5.0 million.
The fair values of the Convertible Notes and 7.875% Senior Notes due 2021 (the “Senior Notes”) outstanding were estimated using quoted market prices. The fair value of the Term Loan due 2020 (the “Term Loan”) approximates book value (excluding unamortized debt issuance costs) as the liability is secured, has a variable interest rate, and lacks significant credit concerns. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
On January 21, 2009, the Company's subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covered 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties, excluding production from the properties acquired in the 2015 Paramount Gold and Silver Corp. (“Paramount”) acquisition. The royalty transaction included a minimum obligation of 4,167 gold ounces per month and terminated effective as of the date payments on 400,000 gold ounces were made, which occurred in July 2016.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

    The price volatility associated with the minimum royalty obligation was considered an embedded derivative. The Company was required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains were recognized in periods when the gold price decreased from the previous period and unrealized losses were recognized in periods when the gold price increases. The fair value of the embedded derivative was reflected net of the Company's current credit adjusted risk free rate, which was 19.9% at December 31, 2015. The fair value of the embedded derivative at December 31, 2015 was a liability of $5.0 million. For the three and nine months ended September 30, 2016 and 2015, the mark-to-market adjustments were losses of $0.1 million and gains of $3.0 million and losses of $5.9 million and gains $1.8 million, respectively.
Payments on the royalty obligation decreased the carrying amount of the minimum obligation and the derivative liability. Each monthly payment was an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation adjustment. For the three and nine months ended September 30, 2016 and 2015, realized losses on settlement of the liabilities were $0.1 million and $3.3 million and $5.9 million and $11.0 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.8 million and gains of $0.1 million, $0.4 million and $0.4 million in the three and nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had outstanding provisionally priced sales of 0.3 million ounces of silver and 24,449 ounces of gold at prices of $19.35 and $1,315, respectively.
At September 30, 2016, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2016	Thereafter

Provisional silver sales	$5,349	$—
Average silver price	$19.35	$—
Notional ounces	276,448	—

Provisional gold sales	$32,150	$—
Average gold price	$1,315	$—
Notional ounces	24,449	—

Silver and Gold Options
During the nine months ended September 30, 2016, the Company had realized losses of $1.6 million from settled contracts. For the three and nine months ended September 30, 2015, the Company had realized gains of $1.1 million and $2.7 million, respectively. During the three and nine months ended September 30, 2016 and 2015, the Company had no unrealized gains or losses related to outstanding options which were included in Fair value adjustments, net. At September 30, 2016, the Company had no outstanding gold and silver options contracts.
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$32	$162	$—	$—

	December 31, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	$—	$—	$4,957	$—
Provisional silver and gold sales contracts	28	536	—	—
	$28	$536	$4,957	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2016	2015	2016	2015
Revenue	Provisional silver and gold sales contracts	$(784)	$82	$378	$373
Fair value adjustments, net	Palmarejo gold royalty	(110)	2,983	(5,866)	1,823
Fair value adjustments, net	Silver and gold options	—	1,051	(1,582)	2,662
		$(894)	$4,116	$(7,070)	$4,858
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

NOTE 12 – ACQUISITIONS
In July 2016, the Company acquired its joint venture partner's 20% interest in the Golden Cross joint venture on the Correnso mine in New Zealand for $1.4 million.
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
The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, as if the acquisition had occurred on January 1, 2015. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three months ended September 30,		Nine Months Ended September 30, 2016
In thousands	2016	2015	2016	2015 (Pro Forma)
Revenue	$176,247	$162,552	$506,641	$499,770
Income (loss) before income and mining taxes	15,102	(22,479)	10,542	(72,688)
Net income (loss)	69,557	(14,219)	63,660	(64,237)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 13 – INVESTMENTS
Equity Securities
The Company makes strategic investments in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At September 30, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$3,366	$—	$1,295	$4,661
Silver Bull Resources, Inc.	232	—	1,175	1,407
Other	191	(51)	—	140
Equity securities	$3,789	$(51)	$2,470	$6,208

	At December 31, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Paramount Gold Nevada Corp.	$1,470	$(1,036)	$—	$434
Northair Silver Corp.	725	—	9	734
Agnico-Eagle Mines Ltd.	420	—	518	938
Silver Bull Resources, Inc.	305	—	—	305
Other	466	(143)	32	355
Equity securities	$3,386	$(1,179)	$559	$2,766

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $2.0 million in the nine months ended September 30, 2015, in Other, net. The following table summarizes the gross unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2016:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(51)	$7	$—	$—	$(51)	$7
Restricted Assets
Various laws, permits, and covenants require that funds be in place for certain environmental and reclamation obligations and other potential liabilities. Our non-current restricted assets are used primarily for reclamation funding or for funding surety bonds, and were $17.7 million and $11.6 million at September 30, 2016 and December 31, 2015, respectively. Non-current restricted assets primarily represent investments in money market funds and certificates of deposit.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 14 – RECEIVABLES

In thousands	September 30, 2016	December 31, 2015
Current receivables:
Trade receivables	$8,093	$17,878
Income tax receivable	557	13,678
Value added tax receivable	52,564	50,669
Other	6,448	3,767
	$67,662	$85,992
Non-current receivables:
Value added tax receivable	$20,045	$24,768
Income tax receivable	12,382	—
	32,427	24,768
Total receivables	$100,089	$110,760

NOTE 15 – INVENTORY AND ORE ON LEACH PADS

In thousands	September 30, 2016	December 31, 2015
Inventory:
Concentrate	$16,567	$16,165
Precious metals	33,290	21,908
Supplies	39,904	43,638
	$89,761	$81,711
Ore on leach pads:
Current	$70,446	$67,329
Non-current	63,034	44,582
	$133,480	$111,911
Total inventory and ore on leach pads	$223,241	$193,622

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT

In thousands	September 30, 2016	December 31, 2015
Land	$7,766	$8,287
Facilities and equipment	655,565	654,585
Capital leases	54,968	30,648
	718,299	693,520
Accumulated amortization	(517,390)	(514,509)
	200,909	179,011
Construction in progress	16,492	16,988
Property, plant and equipment, net	$217,401	$195,999

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$169,892	$154,997	$259,468	$33,344	$39,685	$—	$—	$—	$657,386
Accumulated amortization	(133,685)	(134,429)	(147,932)	(11,001)	(31,793)	—	—	—	(458,840)
	36,207	20,568	111,536	22,343	7,892	—	—	—	198,546
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	37,272	784,365
Accumulated amortization	(371,589)	—	—	(18,335)	(11,632)	—	—	(29,301)	(430,857)
	257,714	—	—	27,502	1,236	49,085	10,000	7,971	353,508
Mining properties, net	$293,921	$20,568	$111,536	$49,845	$9,128	$49,085	$10,000	$7,971	$552,054

December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,828	$149,756	$238,786	$32,318	$39,474	$—	$—	$—	$612,162
Accumulated amortization	(131,055)	(126,242)	(131,236)	(5,784)	(30,325)	—	—	—	(424,642)
	20,773	23,514	107,550	26,534	9,149	—	—	—	187,520
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	59,343	806,436
Accumulated amortization	(348,268)	—	—	(10,551)	(11,400)	—	—	(34,518)	(404,737)
	281,035	—	—	35,286	1,468	49,085	10,000	24,825	401,699
Mining properties, net	$301,808	$23,514	$107,550	$61,820	$10,617	$49,085	$10,000	$24,825	$589,219
In March 2016, Coeur sold its 2.0% NSR royalty on the Cerro Bayo mine to the operator, a subsidiary of Mandalay Resources Corporation (“Mandalay”), for total consideration of approximately $5.7 million, consisting of $4.0 million in cash and 2.5 million Mandalay shares. The Company recognized a $1.9 million pre-tax gain on this sale. The mineral interest associated with the Cerro Bayo mine was included in the Coeur Capital segment.
The operator of the Endeavor mine in Australia, on which the Company has a 100% silver stream, announced in early 2016 a significant curtailment of production due to low lead and zinc prices. As a result, Coeur recorded a $2.5 million write-down of the mineral interest associated with the Endeavor silver stream within the Coeur Capital segment at March 31, 2016.
In April 2016, Coeur sold its tiered NSR royalty on the El Gallo mine to the operator, a subsidiary of McEwen Mining Inc., for total consideration of approximately $6.3 million, including $1 million in contingent consideration. In anticipation of this sale, the Company recorded a $1.9 million write-down of the mineral interest within the Coeur Capital segment at March 31, 2016.
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
In July 2016, the Company completed the sale of its NSR royalty on the Correnso mine in New Zealand to the operator, a subsidiary of Oceana Gold Corporation, for total consideration of $5.4 million, including $0.7 million in contingent consideration. The Company recognized a $4.7 million pre-tax gain on this sale.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 18 – DEBT

	September 30, 2016		December 31, 2015
In thousands	Current	Non-Current	Current	Non-Current
3.25% Convertible Senior Notes due 2028	$—	$—	$—	$712
7.875% Senior Notes due 2021, net(1)	—	363,596	—	373,433
Term Loan due 2020, net(2)	—	—	1,000	93,489
San Bartolomé Lines of Credit	—	—	—	4,571
Capital lease obligations	12,512	25,637	9,431	7,774
	$12,512	$389,233	$10,431	$479,979
(1) Net of unamortized debt issuance costs and premium received of $4.4 million and $5.3 million at September 30, 2016 and December 31, 2015, respectively.
(2) Net of unamortized debt issuance costs of $5.0 million at December 31, 2015.
7.875% Senior Notes due 2021
During the third quarter of 2016, the Company entered into two privately-negotiated agreements to exchange $10.8 million in aggregate principal amount of its Senior Notes for 0.7 million shares of common stock. Based on the closing price of the Company's common stock on the date of the exchange, the exchange resulted in a loss of $1.2 million which is recognized in Other, net in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss).
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

3.25% Convertible Senior Notes due 2028
During the third quarter of 2016, all outstanding Convertible Notes were redeemed for $0.7 million.
Term Loan due 2020

On July 15, 2016, the Company voluntarily terminated and repaid the Term Loan for $103.4 million including the $99.0 million remaining principal balance and a $4.4 million prepayment premium. The termination of the Term Loan resulted in a loss of $8.8 million which is recognized in Other, net in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss).
On June 23, 2015, the Company and certain of its subsidiaries entered into a credit agreement for the Term Loan with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provided for a five year $100.0 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds were used for general corporate purposes. The obligations under the Term Loan were secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries.
Lines of Credit
San Bartolomé has two available lines of credit for an aggregate amount of $27.0 million, both of which were undrawn at September 30, 2016.
Short-term Loan
On March 31, 2015, the Company entered into a credit agreement (the “Short-term Credit Agreement”) with The Bank of Nova Scotia. The Short-term Credit Agreement provided for a $50.0 million loan (the “Short-term Loan”) to the Company. On June 25, 2015, the Short-term Loan was repaid in full, the security for the Short-term Loan was released, and the Short-term Credit Agreement was terminated.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. During the nine months ended September 30, 2016, the Company entered into new lease financing arrangements primarily for a larger haul truck fleet at its Rochester mine and mining equipment to support the continued underground mine expansion at the Palmarejo complex. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Palmarejo Gold Production Royalty Obligation
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from the Palmarejo silver and gold mine in Mexico. On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million, effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement (the “Gold Stream Agreement”) with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) effective upon completion of the gold production royalty minimum ounce delivery requirement.
In July 2016, the remaining minimum obligation under the Palmarejo royalty agreement was satisfied and the termination of the Palmarejo royalty agreement became effective. The royalty agreement provided for a minimum obligation to be paid monthly on a total of 400,000 ounces of gold, or 4,167 ounces per month over an initial eight year period. Each monthly payment was an amount equal to the greater of 4,167 ounces of gold or 50% of actual gold production multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation compounding adjustment. Payments under the royalty agreement were made in cash or gold bullion. During the three months ended September 30, 2016 and 2015, the Company paid $7.6 million and $10.2 million, respectively and the Company paid $27.2 million and $30.3 million during the nine months ended September 30, 2016 and 2015, respectively. The Company recognized accretion expense for the three months ended September 30, 2016 and 2015 of $0.0 million and $1.6 million, respectively, and $1.2 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Following the completion of the minimum ounce obligation and the effective termination of the Palmarejo royalty agreement in July 2016, Coeur Mexicana began selling 50% of the Palmarejo gold production (excluding production from the recently acquired Paramount properties) for the lesser of $800 or spot price per ounce under the Gold Stream Agreement.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
3.25% Convertible Senior Notes due 2028	$2	$6	$13	$49
7.875% Senior Notes due 2021	7,337	8,523	22,250	25,608
Short-term Loan	—	—	—	326
Term Loan due 2020	417	2,277	4,939	2,425
San Bartolomé Lines of Credit	—	101	15	665
Capital lease obligations	399	229	1,079	799
Other debt obligations	38	8	67	8
Accretion of Palmarejo gold production royalty obligation	49	1,642	1,211	5,444
Amortization of debt issuance costs	388	690	1,650	1,604
Accretion of debt premium	(90)	(104)	(272)	(313)
Capitalized interest	(472)	(926)	(889)	(2,670)
Total interest expense, net of capitalized interest	$8,068	$12,446	$30,063	$33,945

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 19 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Condensed Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the Senior Notes. The following schedules present Condensed Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$117,426	$58,821	$—	$176,247
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,189	37,219	—	105,408
Amortization	389	19,750	7,624	—	27,763
COSTS AND EXPENSES
General and administrative	6,956	16	141	—	7,113
Exploration	989	1,410	1,307	—	3,706
Pre-development, reclamation, and other	388	1,470	2,633	—	4,491
Total costs and expenses	8,722	90,835	48,924	—	148,481
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	—	(852)	(109)	—	(961)
Other, net	(8,374)	3,021	3,178	(1,460)	(3,635)
Interest expense, net of capitalized interest	(7,852)	(209)	(1,467)	1,460	(8,068)
Total other income (expense), net	(16,226)	1,960	1,602	—	(12,664)
Loss before income and mining taxes	(24,948)	28,551	11,499	—	15,102
Income and mining tax (expense) benefit	(29,312)	41,807	41,960	—	54,455
Total loss after income and mining taxes	(54,260)	70,358	53,459	—	69,557
Equity income (loss) in consolidated subsidiaries	123,818	328	—	(124,146)	—
NET INCOME (LOSS)	$69,558	$70,686	$53,459	$(124,146)	$69,557
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	1,387	1,387	—	(1,387)	1,387
Reclassification adjustments for impairment of equity securities, net of tax	—	—	—	—	—
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(2,965)	(2,485)	—	2,485	(2,965)
Other comprehensive income (loss)	(1,578)	(1,098)	—	1,098	(1,578)
COMPREHENSIVE INCOME (LOSS)	$67,980	$69,588	$53,459	$(123,048)	$67,979
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,417	$69,135	$—	$162,552
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,187	52,050	—	120,237
Amortization	495	21,083	13,919	—	35,497
General and administrative	6,563	11	120	—	6,694
Exploration	642	(96)	1,566	—	2,112
Pre-development, reclamation, and other	887	1,476	2,575	—	4,938
Total costs and expenses	8,587	90,661	70,230	—	169,478
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,036	1,751	2,999	—	5,786
Other, net	1,218	(436)	(8,649)	(1,026)	(8,893)
Interest expense, net of capitalized interest	(11,198)	(220)	(2,054)	1,026	(12,446)
Total other income (expense), net	(8,944)	1,095	(7,704)	—	(15,553)
Income (Loss) before income and mining taxes	(17,531)	3,851	(8,799)	—	(22,479)
Income and mining tax (expense) benefit	516	(1,554)	9,298	—	8,260
Income (Loss) after income and mining taxes	(17,015)	2,297	499	—	(14,219)
Equity income (loss) in consolidated subsidiaries	2,796	331	—	(3,127)	—
NET INCOME (LOSS)	$(14,219)	$2,628	$499	$(3,127)	$(14,219)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(931)	(769)	—	769	(931)
Reclassification adjustments for impairment of equity securities, net of tax	483	483	—	(483)	483
Reclassification adjustments for realized loss on sale of equity securities, net of tax	—	—	—	—	—
Other comprehensive income (loss)	(448)	(286)	—	286	(448)
COMPREHENSIVE INCOME (LOSS)	$(14,667)	$2,342	$499	$(2,841)	$(14,667)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$101,581	$48,791	$21,586	$(124,146)	47,812

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62)	(12,550)	(13,015)	—	(25,627)
Proceeds from the sale of long-lived assets	2	560	4,240	—	4,802
Purchase of investments	(5)	(16)	—	—	(21)
Sales and maturities of investments	2	5,430	—	—	5,432
Acquisitions, net of cash acquired	—	—	(1,427)	—	(1,427)
Other	(1,245)	(7)	(47)	—	(1,299)
Investments in consolidated subsidiaries	(117,911)	1,356	—	116,555	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(119,219)	(5,227)	(10,249)	116,555	(18,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(104,165)	(2,498)	(1,205)	—	(107,868)
Gold production royalty payments	—	—	(7,563)	—	(7,563)
Net intercompany financing activity	39,297	(42,679)	(4,209)	7,591	—
Issuance of common stock	49,513	—	—	—	49,513
Other	1,051	—	—	—	1,051
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,304)	(45,177)	(12,977)	7,591	(64,867)
Effect of exchange rate changes on cash and cash equivalents	—	—	121	—	121
NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,942)	(1,613)	(1,519)	—	(35,074)
Cash and cash equivalents at beginning of period	127,803	53,548	76,240	—	257,591
Cash and cash equivalents at end of period	$95,861	$51,935	$74,721	$—	$222,517

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(20,565)	$28,924	$31,538	$(3,127)	36,770
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(94)	(11,468)	(12,299)	—	(23,861)
Proceeds from the sale of long-lived assets	—	42	291	—	333
Purchase of investments	(3)	—	—	—	(3)
Sales and maturities of investments	—	60	—	—	60
Acquisitions	(122)	—	—	—	(122)
Other	(1)	2	6	—	7
Investments in consolidated subsidiaries	1,206	3,666	1	(4,873)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	986	(7,698)	(12,001)	(4,873)	(23,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	—	—	—	—	—
Payments on long-term debt, capital leases, and associated costs	(711)	(1,889)	(18)	—	(2,618)
Gold production royalty payments	—	—	(10,159)	—	(10,159)
Net intercompany financing activity	9,333	(24,940)	7,607	8,000	—
Other	(34)	—	—	—	(34)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,588	(26,829)	(2,570)	8,000	(12,811)
Effect of exchange rate changes on cash and cash equivalents	—	—	(533)	—	(533)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,991)	(5,603)	16,434	—	(160)
Cash and cash equivalents at beginning of period	124,695	27,259	53,914	—	205,868
Cash and cash equivalents at end of period	$113,704	$21,656	$70,348	$—	$205,708

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$317,587	$189,054	$—	$506,641
COSTS AND EXPENSES
Costs applicable to sales(1)	—	189,227	118,201	—	307,428
Amortization	1,225	57,983	34,024	—	93,232
COSTS AND EXPENSES
General and administrative	22,132	237	420	—	22,789
Exploration	2,091	2,843	2,735	—	7,669
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	1,774	4,332	6,953	—	13,059
Total costs and expenses	27,222	254,622	166,779	—	448,623
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,635)	(5,787)	(5,813)	—	(13,235)
Other, net	(6,695)	3,082	3,068	(3,633)	(4,178)
Interest expense, net of capitalized interest	(28,348)	(665)	(4,683)	3,633	(30,063)
Total other income (expense), net	(36,678)	(3,370)	(7,428)	—	(47,476)
Loss before income and mining taxes	(63,900)	59,595	14,847	—	10,542
Income and mining tax (expense) benefit	(29,768)	39,905	42,981	—	53,118
Total loss after income and mining taxes	(93,668)	99,500	57,828	—	63,660
Equity income (loss) in consolidated subsidiaries	157,328	(4,825)	—	(152,503)	—
NET INCOME (LOSS)	$63,660	$94,675	$57,828	$(152,503)	$63,660
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	4,533	4,466	—	(4,466)	4,533
Reclassification adjustments for impairment of equity securities, net of tax	20	20	—	(20)	20
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(2,691)	(3,181)	—	3,181	(2,691)
Other comprehensive income (loss)	1,862	1,305	—	(1,305)	1,862
COMPREHENSIVE INCOME (LOSS)	$65,522	$95,980	$57,828	$(153,808)	$65,522
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$281,724	$200,046	$—	$481,770
COSTS AND EXPENSES
Costs applicable to sales(1)	—	197,475	156,922	—	354,397
Amortization	1,493	61,422	44,645	—	107,560
General and administrative	23,690	25	264	—	23,979
Exploration	1,796	3,370	4,791	—	9,957
Pre-development, reclamation, and other	3,437	4,354	6,177	—	13,968
Total costs and expenses	30,416	266,646	212,799	—	509,861
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,178	596	1,883	—	3,657
Other, net	3,108	(2,892)	(11,681)	(2,792)	(14,257)
Interest expense, net of capitalized interest	(29,389)	(771)	(6,577)	2,792	(33,945)
Total other income (expense), net	(25,103)	(3,067)	(16,375)	—	(44,545)
Income (Loss) before income and mining taxes	(55,519)	12,011	(29,128)	—	(72,636)
Income and mining tax (expense) benefit	4,011	(2,836)	7,276	—	8,451
Income (Loss) after income and mining taxes	(51,508)	9,175	(21,852)	—	(64,185)
Equity income (loss) in consolidated subsidiaries	(12,677)	491	—	12,186	—
NET INCOME (LOSS)	$(64,185)	$9,666	$(21,852)	$12,186	$(64,185)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(3,744)	(2,751)	—	2,751	(3,744)
Reclassification adjustments for impairment of equity securities, net of tax	2,028	2,028	—	(2,028)	2,028
Reclassification adjustments for realized loss on sale of equity securities, net of tax	904	904	—	(904)	904
Other comprehensive income (loss)	(812)	181	—	(181)	(812)
COMPREHENSIVE INCOME (LOSS)	$(64,997)	$9,847	$(21,852)	$12,005	$(64,997)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$98,323	$101,368	$53,180	$(152,503)	100,368

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(196)	(38,272)	(32,619)	—	(71,087)
Proceeds from the sale of long-lived assets	2	4,601	11,501	—	16,104
Purchase of investments	(104)	(16)	—	—	(120)
Sales and maturities of investments	501	6,576	—	—	7,077
Acquisitions, net of cash acquired	—	—	(1,427)	—	(1,427)
Other	(4,383)	294	(129)	—	(4,218)
Investments in consolidated subsidiaries	(138,843)	25,516	—	113,327	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(143,023)	(1,301)	(22,674)	113,327	(53,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(104,665)	(9,001)	(6,885)	—	(120,551)
Gold production royalty payments	—	—	(27,155)	—	(27,155)
Net intercompany financing activity	26,196	(73,364)	7,992	39,176	—
Issuance of common stock	122,584	—	—	—	122,584
Other	323		—	—	323
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,438	(82,365)	(26,048)	39,176	(24,799)
Effect of exchange rate changes on cash and cash equivalents	—	5	(100)	—	(95)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(262)	17,707	4,358	—	21,803
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$95,861	$51,935	$74,721	$—	$222,517

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(73,276)	$80,313	$51,102	$12,186	70,325
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(181)	(30,791)	(34,186)	—	(65,158)
Proceeds from the sale of long-lived assets	—	187	311	—	498
Purchase of investments	(1,876)	—	—	—	(1,876)
Sales and maturities of investments	12	446	71	—	529
Acquisitions	(111,290)	—	—	—	(111,290)
Other	(1,767)	25	(94)	—	(1,836)
Investments in consolidated subsidiaries	(14,477)	4,490	117	9,870	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(129,579)	(25,643)	(33,781)	9,870	(179,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	3,500	—	153,500
Payments on long-term debt, capital leases, and associated costs	(62,579)	(5,592)	(9,667)	—	(77,838)
Gold production royalty payments	—	—	(30,281)	—	(30,281)
Net intercompany financing activity	19,306	(33,203)	35,953	(22,056)	—
Other	(529)	—	—	—	(529)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	106,198	(38,795)	(495)	(22,056)	44,852
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,197)	—	(1,197)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,657)	15,875	15,629	—	(65,153)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$113,704	$21,656	$70,348	$—	$205,708

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,861	$51,935	$74,721	$—	$222,517
Receivables	3,937	4,036	59,689	—	67,662
Ore on leach pads	—	70,446	—	—	70,446
Inventory	—	44,339	45,422	—	89,761
Prepaid expenses and other	2,667	5,000	9,458	—	17,125
	102,465	175,756	189,290	—	467,511
NON-CURRENT ASSETS
Property, plant and equipment, net	3,517	141,980	71,904	—	217,401
Mining properties, net	—	181,949	370,105	—	552,054
Ore on leach pads	—	63,034	—	—	63,034
Restricted assets	10,140	209	7,391	—	17,740
Equity securities	—	6,208	—	—	6,208
Receivables	—	—	32,427	—	32,427
Deferred tax assets	—	—	1,854	—	1,854
Net investment in subsidiaries	268,768	11,182	—	(279,950)	—
Other	221,387	9,349	3,364	(221,387)	12,713
TOTAL ASSETS	$606,277	$589,667	$676,335	$(501,337)	$1,370,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,551	$19,798	$28,623	$—	$49,972
Accrued liabilities and other	9,597	16,875	17,097	—	43,569
Debt	—	7,063	5,449	—	12,512
Royalty obligations	—	5,722	—	—	5,722
Reclamation	—	1,164	268	—	1,432
	11,148	50,622	51,437	—	113,207
NON-CURRENT LIABILITIES
Debt	363,596	16,576	230,448	(221,387)	389,233
Royalty obligations	—	6,556	—	—	6,556
Reclamation	—	65,627	21,650	—	87,277
Deferred tax liabilities	56,898	(38,810)	63,396	—	81,484
Other long-term liabilities	2,040	4,746	54,068	—	60,854
Intercompany payable (receivable)	(459,736)	351,578	108,158	—	—
	(37,202)	406,273	477,720	(221,387)	625,404
STOCKHOLDERS’ EQUITY
Common stock	1,676	250	163,455	(163,705)	1,676
Additional paid-in capital	3,169,631	179,553	1,864,263	(2,043,816)	3,169,631
Accumulated deficit	(2,537,116)	(45,171)	(1,880,540)	1,925,711	(2,537,116)
Accumulated other comprehensive income (loss)	(1,860)	(1,860)	—	1,860	(1,860)
	632,331	132,772	147,178	(279,950)	632,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606,277	$589,667	$676,335	$(501,337)	$1,370,942

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At September 30, 2016, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalty
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty is payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining and related costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At September 30, 2016, a total of 20.1 million silver equivalent ounces remain outstanding under the obligation.
Palmarejo Gold Production Royalty and Gold Stream
On January 21, 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico (excluding production from the recently acquired Paramount properties). The royalty agreement provided for a minimum obligation of 4,167 ounces per month over an initial eight-year period for a total of 400,000 ounces of gold. On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million. In July 2016, the remaining minimum obligation under the Palmarejo royalty agreement was satisfied and the termination of the Palmarejo royalty agreement became effective.
Subsequently, Coeur Mexicana entered into the Gold Stream Agreement, whereby Coeur Mexicana will sell 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) to a subsidiary of Franco-Nevada Corporation upon completion of the gold production royalty minimum ounce delivery requirement, for the lesser of $800 or spot price per ounce. Under the Gold Stream Agreement, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the Gold Stream Agreement.
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

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively “the Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in Management's Discussion and Analysis (“MD&A”) such as costs applicable to sales, all-in sustaining costs, adjusted net income (loss), EBITDA, and adjusted EBITDA. For a detailed description of each of these non-GAAP measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. We believe it is important to read this discussion in conjunction with our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”), as well as other information we file with the Securities and Exchange Commission.
We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a 60:1 ratio of silver ounces to gold ounces. We also provide realized silver equivalent data using a ratio determined by average realized silver and gold prices during the relevant period. Silver and gold equivalence are stated at a 60:1 ratio unless otherwise noted.
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
Third Quarter Highlights

•	Net income of $69.6 million ($0.42 per share) and adjusted net income of $38.6 million ($0.23 per share) (see “Non-GAAP Financial Performance Measures”)

•	Production of 8.6 million silver equivalent ounces, consisting of 3.5 million silver ounces and 84,871 gold ounces

•	Costs applicable to sales were $12.38 per silver equivalent ounce ($11.96 per realized silver equivalent ounce) and $767 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs were $17.02 per silver equivalent ounce ($15.89 per realized silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Reduced debt by 21%, primarily through the early repayment of the Term Loan due 2020

•
Satisfied minimum obligation under the Palmarejo royalty agreement; now operating under new gold stream agreement with more favorable terms that are expected to significantly increase free cash flow at Palmarejo

•	Additional sale of non-core royalty assets completed for total consideration of $5.4 million, including $0.7 million in contingent consideration

•	Capital expenditures of $25.6 million, primarily for the development of the Jualin deposit at Kensington and the Guadalupe and Independencia underground deposits at the Palmarejo complex

•	Commenced a $200.0 million “at the market” stock offering, and sold 4,293,785 shares under the offering which generated net proceeds of approximately $53.4 million

•	Cash and cash equivalents of $222.5 million at September 30, 2016

Selected Financial and Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Metal sales	$176,386	$160,932	$503,219	$476,391
Net income (loss)	$69,557	$(14,219)	$63,660	$(64,185)
Net income (loss) per share, diluted	$0.42	$(0.11)	$0.40	$(0.52)
Adjusted net income (loss)(1)	$38,555	$(19,470)	$45,045	$(61,003)
Adjusted net income (loss) per share, diluted(1)	$0.23	$(0.14)	$0.28	$(0.49)
EBITDA(1)	$50,933	$25,464	$133,837	$68,869
Adjusted EBITDA(1)	$62,725	$33,659	$171,137	$97,266
Silver ounces produced	3,545,697	3,826,439	10,948,145	11,928,961
Gold ounces produced	84,871	85,769	255,669	236,358
Silver equivalent ounces produced	8,637,957	8,972,579	26,288,285	26,110,441
Silver ounces sold	3,394,121	4,045,357	10,897,097	12,142,892
Gold ounces sold	83,389	91,118	251,023	243,851
Silver equivalent ounces sold	8,397,467	9,512,459	25,958,451	26,773,958
Average realized price per silver ounce	$19.61	$14.66	$17.36	$15.89
Average realized price per gold ounce	$1,317	$1,116	$1,251	$1,162
Costs applicable to sales per silver equivalent ounce(1)	$12.38	$12.22	$11.79	$13.11
Costs applicable to sales per realized silver equivalent ounce(1)	$11.96	$11.14	$11.10	$12.22
Costs applicable to sales per gold equivalent ounce(1)	$767	$808	$716	$810
All-in sustaining costs per silver equivalent ounce(1)	$17.02	$15.41	$16.03	$16.50
All-in sustaining costs per realized silver equivalent ounce(1)	$15.89	$13.35	$14.36	$14.74

(1)	See “Non-GAAP Financial Performance Measures.”

Consolidated Financial Results
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Net Income (Loss)
Net income was $69.6 million ($0.42 per share) compared to Net loss of $14.2 million ($(0.11) per share).  The increase in Net income is primarily due to a reduction in deferred tax valuation allowances and other deferred tax benefits, higher average realized silver and gold prices, lower gold costs applicable to sales per ounce, and lower interest expense, partially offset by lower silver and gold production, and unfavorable fair value adjustments.
Revenue
Metal sales increased 10% due to an increase of 34% and 18% in average realized silver and gold prices, respectively, partially offset by lower ounces sold. The Company sold 3.4 million silver ounces and 83,389 gold ounces, compared to sales of 4.0 million silver ounces and 91,118 gold ounces. Gold contributed 62% of sales and silver contributed 38%, compared to 63% of sales from gold and 37% from silver. Royalty revenue was lower due to the Company's divestiture of several non-core royalty assets in 2016.
Costs Applicable to Sales
Costs applicable to sales were lower due to lower silver and gold ounces sold, partially offset by lower gold unit costs. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased by $7.7 million, or 22%, primarily due to lower amortizable mineral interests and mining equipment, and lower silver and gold production.
Expenses
General and administrative expenses increased 6% due to higher forfeited stock awards in 2015, partially offset by lower professional services costs.
Exploration expense increased $1.6 million, due to the Company's expansion of exploration activities at Palmarejo, Kensington and Rochester.
Pre-development, reclamation, and other expenses decreased 9% to $4.5 million, primarily as of result of lower transaction related costs.
Other Income and Expenses
Non-cash fair value adjustments, net, were a loss of $1.0 million compared to a gain of $5.8 million, primarily due to the impact of changes in future metal prices on the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $0.5 million) decreased to $8.1 million from $12.4 million, primarily due to lower outstanding Senior Notes due 2021, repayment of the Term Loan and lower accretion of terminated Palmarejo gold production royalty obligation.
Other, net increased by $5.3 million, primarily due to lower foreign exchange losses, a $4.7 million pre-tax gain the on sale of a non-core royalty asset and gains from the sale of investments, partially offset by $10.0 million of losses on extinguishments of debt.
Income and Mining Taxes
During the third quarter of 2016, the Company reported estimated income and mining tax benefit of approximately $54.5 million, for an effective tax rate of 360.6%. Estimated income and mining tax benefit during the third quarter of 2015 was $8.3 million, for an effective tax rate of 36.7%. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30, 2016		Three months ended September 30, 2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$3,286	$10,712	$(16,168)	$(1,080)
Argentina	(301)	67	(731)	(2)
Mexico	3,020	37,821	(1,412)	11,951
Bolivia	4,325	5,904	(4,483)	(1,029)
Other jurisdictions	4,772	(49)	315	(1,580)
	$15,102	$54,455	$(22,479)	$8,260

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax position and mining tax expense accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. The Company completed a legal entity reorganization to integrate recent acquisitions, resulting in a valuation allowance release of $40.8 million and recorded a $15.0 million deferred tax benefit related to unremitted earnings. Exclusive of the reorganization, income and mining tax benefit would be $13.7 million, for an effective tax rate of 91%. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.
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
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Net Income (Loss)
Net income was $63.7 million ($0.40 per share) compared to Net loss $64.2 million ($(0.52) per share). The increase in Net income is primarily due to reduction in deferred tax valuation allowances and other deferred tax benefits, higher gold production, higher average realized silver and gold prices, lower gold and silver costs applicable to sales per ounce, lower exploration costs, and lower general and administrative expenses, partially offset by lower silver production, and unfavorable fair value adjustments.
Revenue
Metal sales increased 6% due to higher average realized gold and silver prices and higher gold ounces sold as a result of a full nine months of Wharf production, partially offset by lower silver ounces sold. The Company's average realized silver and gold prices increased by 9% and 8%, respectively. The Company sold 10.9 million silver ounces and 251,023 gold ounces, compared to sales of 12.1 million silver ounces and 243,851 gold ounces. Gold contributed 62% of sales and silver contributed 38%, compared to 60% of sales from gold and 40% from silver. Royalty revenue was lower due to the Company's divestiture of several non-core royalty assets in 2016.
Costs Applicable to Sales
Costs applicable to sales were lower due to lower unit costs at all mine sites and lower silver ounces sold, partially offset by higher gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased by $14.3 million, or 13%, due to lower amortizable mineral interests and mining equipment, and lower silver production.
Expenses
General and administrative expenses decreased $1.2 million, or 5%, due to lower professional services costs.
Exploration expense decreased $2.3 million, or 23%, due to less drilling activity at Palmarejo, and Rochester.
Pre-development, reclamation, and other expenses decreased 7% to $13.1 million, primarily due to prior year Wharf acquisition costs.
Write-downs of $4.4 million ($3.9 million net of tax) were primarily related to the Company's silver stream on the Endeavor mine in Australia as a result of the decision by the mine operator to significantly curtail production due to low lead and zinc prices.
Other Income and Expenses
Non-cash fair value adjustments, net, were a loss of $13.2 million compared to a gain of $3.7 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty (terminated in the third quarter of 2016) and the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $0.9 million) decreased to $30.1 million from $33.9 million primarily due to lower outstanding Senior Notes due 2021, repayment of the Term Loan and lower accretion of the terminated Palmarejo gold production royalty obligation.
Other, net increased by $10.1 million, primarily due to the $5.3 million pre-tax gain on the sale of the Martha assets in Argentina, the $7.8 million pre-tax gain on the sale of non-core royalty assets, lower foreign exchange losses, and gains from the sale of investments, partially offset by $10.0 million of losses on extinguishments of debt.
Income and Mining Taxes
During the first nine months of 2016, the Company reported estimated income and mining tax benefit of approximately $53.1 million, for an effective tax rate of 503.9%. Estimated income and mining tax benefit during the first nine months of 2015 was $8.5 million, for an effective tax rate of 11.6%.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(5,956)	$8,370	$(46,640)	$1,123
Argentina	3,137	(183)	(2,083)	(3)
Mexico	(1,136)	42,155	(16,666)	11,234
Bolivia	10,388	5,182	(8,081)	(2,240)
Other jurisdictions	4,109	(2,406)	834	(1,663)
	$10,542	$53,118	$(72,636)	$8,451

The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax position and mining tax expense accruals, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. The Company completed a legal entity reorganization to integrate recent acquisitions, resulting in a valuation allowance release of $40.8 million and recorded a $15.0 million deferred tax benefit related to unremitted earnings. Exclusive of the reorganization the income and mining tax benefit would be $12.3 million, for an effective tax rate of 117%. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate.
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

2016 Outlook Update
Full-year 2016 production guidance remains unchanged from the revised guidance published in third quarter production release on October 6, 2016, which reflected a slight overall increase in expected production, particularly at Palmarejo. The revised full-year 2016 cost guidance is shown below, which reflects lower cost expectations at Palmarejo, Kensington and Wharf.
2016 Production Outlook

(silver and silver equivalent ounces in thousands)	Silver	Gold	Silver Equivalent[1]
Palmarejo	4,100 - 4,600	70,000 - 75,000	8,300 - 9,100
Rochester	4,500 - 5,000	48,000 - 55,000	7,380 - 8,300
San Bartolomé	5,500 - 5,800	—	5,500 - 5,800
Endeavor	215 - 235	—	215 - 235
Kensington	—	120,000 - 125,000	7,200 - 7,500
Wharf	80 - 100	95,000 - 100,000	5,780 - 6,100
Total	14,395 - 15,735	333,000 - 355,000	34,375 - 37,035

2016 Cost Outlook

(dollars in millions, except per ounce amounts)	Original Guidance	Updated Guidance
CAS per AgEqOz[1] – Palmarejo	$12.50 - $13.50	$10.50 - $11.00
CAS per AgEqOz[1] – Rochester	$11.25 - $12.25	$11.25 - $12.25
CAS per AgOz[1] – San Bartolomé	$13.50 - $14.25	$13.50 - $14.25
CAS per AuOz[1] – Kensington	$825 - $875	$775 - $825
CAS per AuEqOz[1] – Wharf	$650 - $750	$600 - $650
Capital Expenditures	$90 - $100	$105 - $115
General and Administrative Expenses	$28 - $32	$28 - $32
Exploration Expense	$11 - $13	$14 - $16
AISC per AgEqOz[1]	$16.00 - $17.25	$15.75 - $16.25

(1)	See “Non-GAAP Financial Performance Measures.”

Results of Operations
The Company produced 3.5 million ounces of silver and 84,871 ounces of gold in the three months ended September 30, 2016, compared to 3.8 million ounces of silver and 85,769 ounces of gold in the three months ended September 30, 2015. Silver production decreased due to lower mill throughput at Palmarejo as the mine completed its transition to a lower-tonnage, higher-grade, higher-margin underground operation, timing of leach pad recoveries at Rochester, and lower silver production at Endeavor, partially offset by higher mill grade and throughput at San Bartolomé. Gold production decreased 1% in the three months ended September 30, 2016, due to lower mill throughput at Palmarejo and Kensington, partially offset by higher grade and recovery at Wharf.
The Company produced 10.9 million ounces of silver and 255,669 ounces of gold in the nine months ended September 30, 2016, compared to 11.9 million ounces of silver and 236,358 ounces of gold in the nine months ended September 30, 2015. Silver production decreased 8% due to lower mill throughput at Palmarejo as the mine completed its transition to a lower-tonnage, higher-grade, higher-margin underground operation, timing of leach pad recoveries at Rochester, and lower silver production at Endeavor, partially offset by higher grade and mill throughput at San Bartolomé. Gold production increased 8% in the nine months ended September 30, 2016 primarily due to a full nine months of production at Wharf.
Costs applicable to sales were $12.38 per silver equivalent ounce and $767 per gold equivalent ounce in the three months ended September 30, 2016 compared to $12.22 per silver equivalent ounce and $808 per gold equivalent ounce in the three months ended September 30, 2015. Costs applicable to sales per silver equivalent ounce increased 1% in the three months ended September 30, 2016 due to lower silver production at Endeavor, and higher unit costs at San Bartolomé, partially offset by lower unit costs at Palmarejo, and Rochester. Costs applicable to sales per gold equivalent ounce decreased 5% in the three months ended September 30, 2016 due to lower unit costs at Wharf and Kensington.
Costs applicable to sales were $11.79 per silver equivalent ounce and $716 per gold equivalent ounce in the nine months ended September 30, 2016 compared to $13.11 per silver equivalent ounce and $810 per gold equivalent ounce in the nine months ended September 30, 2015. Costs applicable to sales per silver equivalent ounce decreased 10% in the nine months ended September 30, 2016 due to lower unit costs at Palmarejo, Rochester, and San Bartolomé. Costs applicable to sales per gold equivalent ounce decreased 12% in the nine months ended September 30, 2016 due to lower unit costs at Kensington and Wharf.
All-in sustaining costs were $17.02 per silver equivalent ounce in the three months ended September 30, 2016, compared to $15.41 per silver equivalent ounce in the three months ended September 30, 2015. The 11% increase in all-in sustaining costs per silver equivalent ounce in the three months ended September 30, 2016 was primarily due to lower production, higher sustaining capital expenditures, and increased exploration activities at Palmarejo, Kensington and Rochester.
All-in sustaining costs were $16.03 per silver equivalent ounce in the nine months ended September 30, 2016, compared to $16.50 per silver equivalent ounce in the nine months ended September 30, 2015. The 3% reduction in all-in sustaining costs per silver equivalent ounce in the nine months ended September 30, 2016 was primarily due to lower costs applicable to sales per company-wide silver equivalent ounce, partially offset by higher sustaining capital expenditures.
Palmarejo

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Tons milled	274,644	427,635	791,319	1,315,394
Silver ounces produced	933,200	1,422,066	3,173,665	4,023,077
Gold ounces produced	16,608	22,974	50,006	56,596
Silver equivalent ounces produced	1,929,680	2,800,506	6,174,025	7,418,837
Costs applicable to sales per silver equivalent oz(1)	$10.96	$11.66	$10.58	$13.61
Costs applicable to sales per realized silver equivalent oz(1)	$10.38	$10.25	$9.68	$12.38

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The minimum ounce obligation under the Palmarejo gold production royalty was satisfied and Palmarejo is now operating under the gold stream agreement with more favorable terms that are expected to significantly increase free cash flow.

Silver equivalent production decreased 31% due to planned lower mill throughput as the mine transitioned to lower-tonnage, higher-grade, higher-margin underground operations at Guadalupe and Independencia. Metal sales were $30.7 million, or 17% of Coeur's metal sales, compared with $49.2 million, or 31% of Coeur's metal sales. Costs applicable to sales per ounce decreased 6.0% as a result of lower waste tons mined, lower milling, diesel, and consumables costs, and favorable currency exchange rates. Amortization decreased to $5.8 million compared to $8.6 million primarily due to lower amortizable mineral interests and equipment and lower production. Capital expenditures remained comparable at $10.0 million as the Company continues underground development at Guadalupe and Independencia.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

During the third quarter of 2016, the minimum ounce obligation under the Palmarejo gold production royalty was satisfied and Palmarejo is now operating under the gold stream agreement with more favorable terms that are expected to significantly increase free cash flow.

Silver equivalent production decreased 17% due to planned lower mill throughput as the mine transitioned to lower-tonnage, higher-grade, higher-margin underground operations at Guadalupe and Independencia. Metal sales were $108.7 million, or 22% of Coeur's metal sales, compared with $127.5 million, or 27% of Coeur's metal sales. Costs applicable to sales per ounce decreased 22% as a result of lower waste tons mined, lower milling, diesel, and consumables costs, favorable currency exchange rates, and lower maintenance costs. Amortization increased to $27.8 million compared to $25.0 million primarily due to the ramp-up of production at Guadalupe and Independencia, partially offset by lower amortizable mineral interests and equipment. Capital expenditures remained comparable at $27.7 million as the Company continues to develop the underground operations.
Rochester

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Tons placed	4,901,039	4,128,868	15,677,511	12,002,712
Silver ounces produced	1,160,902	1,086,189	3,286,817	3,524,130
Gold ounces produced	12,120	10,892	36,521	41,024
Silver equivalent ounces produced	1,888,102	1,739,709	5,478,077	5,985,570
Costs applicable to sales per silver equivalent oz(1)	$11.66	$12.02	$11.87	$12.39
Costs applicable to sales per realized silver equivalent oz(1)	$11.16	$10.90	$11.00	$11.33

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Silver equivalent production increased 9% due to higher tons placed, partially offset by lower silver grade placed. Metal sales were $37.9 million, or 22% of Coeur’s metal sales, compared with $34.6 million, or 22% of Coeur's metal sales. Costs applicable to sales per silver equivalent ounce decreased 3% due primarily to lower mining and processing costs. Amortization decreased to $5.2 million compared to $6.7 million due to lower production. Capital expenditures decreased to $3.4 million compared to $5.3 million.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Silver equivalent production decreased 8% due to the timing of recoveries from the Stage III leach pad, partially offset by higher tons placed. Metal sales were $103.7 million, or 21% of Coeur’s metal sales, compared with $115.0 million, or 24% of Coeur's metal sales. Costs applicable to sales per silver equivalent ounce decreased 4.2% due to lower mining, maintenance and processing costs. Amortization was $16.0 million compared to $19.0 million due to lower ounces sold. Capital expenditures decreased to $10.6 million compared to $14.5 million.

Kensington

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Tons milled	140,322	165,198	456,799	500,798
Gold ounces produced	26,459	28,799	90,642	92,553
Costs applicable to sales/oz(1)	$862	$889	$794	$806

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Gold production decreased 8% due to lower mill throughput mostly related to mill downtime at the end of September 2016 caused by a blocked tailings line, partially offset by higher mill grade. Metal sales were $40.2 million, or 23% of Coeur's metal sales, compared to $30.5 million, or 19% of Coeur’s metal sales. Costs applicable to sales per ounce were 3% lower due to lower mining costs. Amortization was $8.0 million compared to $8.5 million due to lower production. Capital expenditures were $8.6 million compared to $5.5 million, due to the continued development of the high-grade Jualin deposit.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Gold production decreased due to lower mill throughput, partially offset by higher mill grade. Metal sales were $112.4 million, or 22% of Coeur's metal sales, compared to $117.0 million, or 25% of Coeur’s metal sales. Costs applicable to sales per ounce were mostly unchanged. Amortization was $26.2 million compared to $32.7 million due to lower production. Capital expenditures were $24.2 million compared to $14.4 million, due to the underground development of the high-grade Jualin deposit.
Wharf

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015(1)
Tons placed	1,199,008	1,149,744	3,089,302	2,453,149
Gold ounces produced	29,684	23,104	78,500	46,185
Silver ounces produced	25,335	19,365	73,515	38,701
Gold equivalent ounces produced(2)	30,106	23,427	79,725	46,830
Costs applicable to sales per gold equivalent oz(2)	$668	$716	$623	$820

(1)	Amounts are post-acquisition (February 20, 2015).

(2)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Gold equivalent production increased 29% due to timing of recoveries and higher plant recovery rates, partially offset by lower grade. Metal sales were $39.3 million, or 22% of Coeur's metal sales, compared to $28.0 million, or 17% of Coeur's metal sales. Costs applicable to sales per gold equivalent ounce decreased 7% primarily due to lower mining costs, partially offset by a $3.7 million inventory write-down related to lower recoveries from leach pad 3. Amortization was $6.5 million compared to $5.6 million due to higher production. Capital expenditures were $0.6 million compared to $0.7 million.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Gold equivalent production increased 70% due to a full nine-months of production, higher grade, and higher plant recovery rates. Metal sales were $101.3 million, or 20% of Coeur's metal sales, compared to $48.4 million, or 10% of Coeur's metal sales. Costs applicable to sales per gold equivalent ounce decreased primarily due to lower mining costs, partially offset by a $3.7 million inventory write-down related to lower recoveries from leach pad 3. Amortization was $15.6 million compared to $9.1 million due to higher production. Capital expenditures were $3.5 million compared to $2.0 million.

San Bartolomé

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Tons milled	450,409	373,201	1,298,656	1,237,384
Silver ounces produced	1,370,194	1,177,986	4,210,051	3,885,789
Costs applicable to sales/oz(1)	$14.97	$14.55	$13.58	$14.19

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Silver production increased 16% due to higher mill throughput as silver production was halted for three weeks in July 2015 as a result of political protests in Potosi, Bolivia. Silver sales were $27.5 million, or 16% of Coeur's metal sales, compared with $17.4 million, or 11% of Coeur's metal sales. Costs applicable to sales per ounce increased due to fewer tons of high grade ore purchased from third parties. Amortization was $1.7 million compared to $3.5 million due to lower amortizable mineral interest and mining equipment. Capital expenditures were $3.0 million compared to $1.8 million.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Silver production increased 8% primarily due to additional high grade supplemental ore purchases and higher recovery rates. Silver sales were $73.9 million, or 15% of Coeur's metal sales, compared with $62.3 million, or 13% of Coeur's metal sales. Costs applicable to sales per ounce declined 4% to $13.58 due to the supplemental ore purchases and lower processing costs. Amortization was $5.3 million compared to $13.5 million due to lower amortizable mineral interest and mining equipment. Capital expenditures were $4.8 million compared to $3.7 million.
Coeur Capital

	Three months ended September 30,		Nine months ended September 30,
Endeavor Silver Stream	2016	2015	2016	2015
Tons milled	42,335	191,913	166,740	568,387
Silver ounces produced	56,066	120,833	204,097	457,264
Costs applicable to sales/oz(1)	$8.10	$4.99	$6.42	$5.83

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Silver production at Endeavor decreased as a result of the mine operator's decision to significantly curtail production due to low lead and zinc prices. Costs applicable to sales per ounce increased due to the impact of higher silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Amortization was $0.1 million compared to $2.0 million due to lower amortizable mineral interest. In the third quarter of 2016, Coeur completed the sale of the non-core Correnso royalty asset for total consideration of $5.4 million including $0.7 million of contingent consideration. The Company realized a gain of $4.7 million on the sale, which is recorded in Other, net.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Silver production at Endeavor decreased as a result of the mine operator's decision to significantly curtail production due to low lead and zinc prices. Costs applicable to sales per ounce was mostly consistent. Royalty revenue was $3.4 million compared to $5.4 million as the Company continued to sell non-core royalty assets. Amortization was $1.0 million compared to $6.8 million due to lower amortizable mineral interest. In 2016, Coeur completed the sale of non-core royalty assets for total consideration of $21.0 million. The Company recognized a net gain of $7.8 million, which is recorded in Other, net, related to the sale of these non-core assets.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three and nine months ended September 30, 2016 was $47.8 million and $100.4 million, respectively, compared to net cash provided by operating activities of $36.8 million and $70.3 million for the three and nine months ended September 30, 2015, respectively, and was impacted by the following key factors:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consolidated silver equivalent ounces sold	8,397,467	9,512,459	25,958,451	26,773,958
Average realized price per silver equivalent ounce	$21.00	$16.92	$19.39	$17.79
Costs applicable to sales per company-wide silver equivalent ounce (1)	(12.55)	(12.64)	(11.84)	(13.24)
Operating margin per company-wide silver equivalent ounce	$8.45	$4.28	$7.55	$4.55

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2016	2015	2016	2015
Cash flow before changes in operating assets and liabilities	$58,118	$28,551	$128,867	$63,819
Changes in operating assets and liabilities:
Receivables	19,672	11,011	10,751	11,225
Prepaid expenses and other	(2,816)	(2,055)	(2,435)	(3,222)
Inventories	(8,900)	5,380	(24,408)	10,713
Accounts payable and accrued liabilities	(18,262)	(6,117)	(12,407)	(12,210)
CASH PROVIDED BY OPERATING ACTIVITIES	$47,812	$36,770	$100,368	$70,325
Cash provided by operating activities increased $11.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to higher average realized prices and lower costs applicable to sales per company-wide silver equivalent ounce, partially offset by lower ounces sold and unfavorable working capital adjustments. Metal sales for the three months ended September 30, 2016 increased by $15.5 million, $38.4 million was due to higher average realized prices, offset by $22.9 million from lower silver equivalent ounces sold. The $10.3 million working capital increase for the three months ended September 30, 2016 was primarily due to an increase on ore on leach pads and a reduction in accounts payable, partially offset by lower trade receivables, compared to the $8.2 million working capital decrease for the three months ended September 30, 2015, primarily due to lower trade receivables and precious metal inventory, partially offset by a reduction in accrued interest, payroll, and other benefits.
Cash provided by operating activities increased $30.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to higher average realized prices and lower costs applicable to sales per company-wide silver equivalent ounce, partially offset by unfavorable working capital adjustments. Metal sales for the nine months ended September 30, 2016 increased by $26.8 million of which $39.5 million was due to higher average realized prices offset by $12.7 million due to lower silver equivalent ounces sold. The $28.5 million working capital increase for the nine months ended September 30, 2016 was primarily due to an increase in ore on leach pads, precious metal inventory, and an increase in accounts payable partially offset by lower trade receivables, compared to the $6.5 million working capital decrease for the nine months ended September 30, 2015, primarily due to lower trade receivables and a reduction in inventory, partially offset by a reduction in accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities for the three months ended September 30, 2016 was $18.1 million compared to $23.6 million in the three months ended September 30, 2015, primarily due to proceeds from the sales of non-core assets in 2016. The Company had capital expenditures of $25.6 million for the three months ended September 30, 2016 compared with $23.9 million in the three months ended September 30, 2015. Capital expenditures in both periods were primarily related to underground development at Palmarejo and Kensington.

Net cash used in investing activities in the nine months ended September 30, 2016 was $53.7 million compared to $179.1 million in the nine months ended September 30, 2015, primarily due to proceeds from the sales of non-core assets in 2016 and the acquisitions of Paramount and the Wharf gold mine in 2015. The Company had capital expenditures of $71.1 million for the nine months ended September 30, 2016, compared with $65.2 million in the nine months ended September 30, 2015. Capital expenditures in both periods were primarily related to underground development at Palmarejo and Kensington.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the three months ended September 30, 2016 was $64.9 million compared to $12.8 million in the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company voluntarily terminated and repaid the Term Loan for $103.4 million including the $99.0 million remaining principal balance and a $4.4 million prepayment premium, partially offset by net proceeds of approximately $49.5 million received from the settlement of 4.0 million shares of its common stock in connection with the $200.0 million “at the market” stock offering.
Net cash used in financing activities for the nine months ended September 30, 2016 was $24.8 million compared to a source of $44.9 million in the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company received net proceeds of approximately $73.1 million from the sale of 9.3 million shares of its common stock in connection with the $75.0 million “at the market” stock offering and net proceeds of approximately $49.5 million received from the sale of 4.0 million shares of its common stock in connection with $200.0 million “at the market” stock offering. The Company voluntarily terminated and repaid the Term Loan for $103.4 million, including the $99.0 million remaining principal balance and a $4.4 million prepayment premium. During the nine months ended September 30, 2015, the Company entered into a $50.0 million Short-term Loan which was subsequently repaid upon entering into the $100.0 million Term Loan and repaid $9.4 million of debt at San Bartolome.
During the third quarter of 2016, the Company entered into a privately-negotiated agreement to exchange $10.8 million in aggregate principal amount of its Senior Notes for 0.7 million shares of common stock. Based on the closing price of the Company's common stock on the date of the exchange, the exchange resulted in a loss of $1.2 million which is recognized in Other, net in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss).
Pursuant to an equity distribution agreement dated September 9, 2016, the Company may issue and sell shares of its common stock from time to time through ordinary broker transactions having an aggregate offering price of up to $200.0 million, with the net proceeds available for repayment of indebtedness and other general corporate purposes. The terms of sales transactions under the agreement, including trading day(s), number of shares sold in the aggregate, number of shares sold per trading day, and the floor selling price per share, are proposed by the Company to the sales agents. Whether or not the Company engages in sales from time to time may depend on a variety of factors, including share price, our cash resources, customary black-out restrictions, and whether we have any material nonpublic information. The agreement can be terminated by the Company at any time, and the Company has initially authorized sales under the agreement through no later than June 30, 2017. The shares issued under the equity distribution agreement are registered under the Securities Act of 1933, as amended, pursuant to the Company's shelf registration statement on Form S-3, which was filed with the SEC on March 29, 2016. At September 30, 2016, the Company had sold 4,293,785 shares under the agreement for net proceeds of approximately $53.4 million, net of commissions and fees of approximately $1.2 million.

Other Liquidity Matters
The Company reduced debt by $109.3 million, or 21% during the third quarter of 2016. Together with higher adjusted EBITDA, the Company continues to significantly reduce its financial leverage. We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities.
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

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company's operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Tax impacts of adjustments are determined based on the statutory tax rates and the Company’s related tax attributes in each jurisdiction. Adjusted net income (loss) is reconciled to Net income (loss) in the table below:

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2016	2015	2016	2015
Net income (loss)	$69,557	$(14,219)	$63,660	$(64,185)
Fair value adjustments	961	(5,786)	13,235	(3,657)
Impairment of marketable securities	—	483	20	2,028
Write-downs	—	—	4,446	—
Inventory write-downs	3,689	—	3,689	—
Gain on sale of assets	(4,498)	(333)	(8,983)	(396)
Loss on debt extinguishments	10,040	—	10,040	271
(Gain) loss on sale of securities	(2,964)	11	(2,691)	916
Corporate reorganization costs	—	514	—	514
Transaction-related costs	26	—	1,198	2,013
Deferred tax on reorganization	(40,767)	—	(40,767)	—
Foreign exchange (gain) loss	2,549	(1,182)	(1,384)	846
Tax effect of adjustments	(38)	1,042	2,582	647
Adjusted net income (loss)	$38,555	$(19,470)	$45,045	$(61,003)

Adjusted net income (loss) per share - Basic	$0.24	$(0.14)	$0.29	$(0.49)
Adjusted net income (loss) per share - Diluted	$0.23	$(0.14)	$0.28	$(0.49)

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

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2016	2015	2016	2015
Net income (loss)	$69,557	$(14,219)	$63,660	$(64,185)
Interest expense, net of capitalized interest	8,068	12,446	30,063	33,945
Income tax provision (benefit)	(54,455)	(8,260)	(53,118)	(8,451)
Amortization	27,763	35,497	93,232	107,560
EBITDA	50,933	25,464	133,837	68,869
Fair value adjustments, net	961	(5,786)	13,235	(3,657)
Impairment of equity securities	—	483	20	2,028
Foreign exchange losses	1,466	8,910	7,286	13,172
Gain on sale of assets	(4,498)	(333)	(8,983)	(396)
Loss on debt extinguishment	10,040	—	10,040	271
(Gain) loss on sale of securities	(2,964)	11	(2,691)	916
Corporate reorganization costs	—	514	—	514
Transaction-related costs	26	—	1,198	2,013
Asset retirement obligation accretion	2,096	2,116	6,221	5,903
Inventory adjustments and write-downs	4,665	2,280	6,528	7,633
Write-downs	—	—	4,446	—
Adjusted EBITDA	$62,725	$33,659	$171,137	$97,266
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales (“CAS”) and All-in sustaining costs (“AISC”) to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and gold, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Three Months Ended September 30, 2016

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$21,794	$27,027	$22,536	$486	$71,843	$34,755	$26,158	$60,913	$132,756
Amortization	5,761	5,244	1,723	113	12,841	8,046	6,461	14,507	27,348
Costs applicable to sales	$16,033	$21,783	$20,813	$373	$59,002	$26,709	$19,697	$46,406	$105,408
Silver equivalent ounces sold	1,462,401	1,868,085	1,390,552	46,069	4,767,107				8,397,467
Gold equivalent ounces sold						30,998	29,508	60,506
Costs applicable to sales per ounce	$10.96	$11.66	$14.97	$8.10	$12.38	$862	$668	$767	$12.55

Costs applicable to sales per realized ounce	$10.38	$11.16			$11.96				$11.72

Costs applicable to sales									$105,408
Treatment and refining costs									761
Sustaining capital(1)									19,762
General and administrative									7,113
Exploration									3,706
Reclamation									4,036
Project/pre-development costs									2,133
All-in sustaining costs									$142,919
Silver equivalent ounces sold									4,767,107
Kensington and Wharf silver equivalent ounces sold									3,630,360
Consolidated silver equivalent ounces sold									8,397,467
All-in sustaining costs per silver equivalent ounce									$17.02

All-in sustaining costs per realized silver equivalent ounce									$15.89

(1)	Excludes development capital for Guadalupe, Independencia and Rochester crushing capacity expansion.
Three Months Ended September 30, 2015

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$42,710	$32,167	$21,009	$1,384	$97,270	$33,472	$23,419	$56,891	$154,161
Amortization	8,617	6,731	3,526	909	19,783	8,499	5,642	14,141	33,924
Costs applicable to sales	$34,093	$25,436	$17,483	$475	$77,487	$24,973	$17,777	$42,750	$120,237
Silver equivalent ounces sold	2,924,947	2,116,353	1,201,959	95,260	6,338,519				9,512,459
Gold equivalent ounces sold						28,084	24,815	52,899
Costs applicable to sales per ounce	$11.66	$12.02	$14.55	$4.99	$12.22	$889	$716	$808	$12.64

Costs applicable to sales per realized ounce	$10.25	$10.90			$11.14				$10.95

Costs applicable to sales									$120,237
Treatment and refining costs									820
Sustaining capital(1)									8,565
General and administrative									6,694
Exploration									2,112
Reclamation									4,493
Project/pre-development costs									3,648
All-in sustaining costs									$146,569
Silver equivalent ounces sold									6,338,519
Kensington and Wharf silver equivalent ounces sold									3,173,940
Consolidated silver equivalent ounces sold									9,512,459
All-in sustaining costs per silver equivalent ounce									$15.41

All-in sustaining costs per realized silver equivalent ounce									$13.35

(1)	Excludes development capital for Jualin, Independencia and Rochester expansion permitting.

Nine Months Ended September 30, 2016

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$87,751	$81,983	$62,285	$1,806	$233,825	$99,941	$65,140	$165,081	$398,906
Amortization	27,815	15,994	5,330	496	49,635	26,203	15,640	41,843	91,478
Costs applicable to sales	$59,936	$65,989	$56,955	$1,310	$184,190	$73,738	$49,500	$123,238	$307,428
Silver equivalent ounces sold	5,667,133	5,559,347	4,193,397	204,174	15,624,051				25,958,451
Gold equivalent ounces sold						92,824	79,416	172,240
Costs applicable to sales per ounce	$10.58	$11.87	$13.58	$6.42	$11.79	$794	$623	$716	$11.84

Costs applicable to sales per realized ounce	$9.68	$11.00			$11.10				$10.61

Costs applicable to sales									$307,428
Treatment and refining costs									3,047
Sustaining capital(1)									57,491
General and administrative									22,789
Exploration									7,669
Reclamation									11,967
Project/pre-development costs									5,789
All-in sustaining costs									$416,180
Silver equivalent ounces sold									15,624,051
Kensington and Wharf silver equivalent ounces sold									10,334,400
Consolidated silver equivalent ounces sold									25,958,451
All-in sustaining costs per silver equivalent ounce									$16.03

All-in sustaining costs per realized silver equivalent ounce									$14.36

(1)	Excludes development capital for Guadalupe, Independencia and Rochester crushing capacity expansion and miscellaneous land purchases.

Nine Months Ended September 30, 2015

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$123,692	$100,183	$69,254	$6,479	$299,608	$114,582	$43,543	$158,125	$457,733
Amortization	24,997	18,962	13,487	4,019	61,465	32,738	9,133	41,871	103,336
Costs applicable to sales	$98,695	$81,221	$55,767	$2,460	$238,143	$81,844	$34,410	$116,254	$354,397
Silver equivalent ounces sold	7,252,519	6,557,312	3,931,214	422,253	18,163,298				26,773,958
Gold equivalent ounces sold						101,565	41,946	143,511
Costs applicable to sales per ounce	$13.61	$12.39	$14.19	$5.83	$13.11	$806	$820	$810	$13.24

Costs applicable to sales per realized ounce	$12.38	$11.33			$12.22				$11.82

Costs applicable to sales									$354,397
Treatment and refining costs									3,837
Sustaining capital(1)									33,110
General and administrative									23,979
Exploration									9,957
Reclamation									11,806
Project/pre-development costs									4,769
All-in sustaining costs									$441,855
Silver equivalent ounces sold									18,163,298
Kensington and Wharf silver equivalent ounces sold									8,610,660
Consolidated silver equivalent ounces sold									26,773,958
All-in sustaining costs per silver equivalent ounce									$16.50

All-in sustaining costs per realized silver equivalent ounce									$14.74

(1)	Excludes development capital for Jualin, Independencia and Rochester expansion permitting.

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for 2016 Guidance

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$130,000	$120,000	$87,000	$2,500	$339,500	$137,000	$82,000	$219,000	$558,500
Amortization	40,000	28,000	7,000	1,000	76,000	37,000	20,000	57,000	133,000
Costs applicable to sales	$90,000	$92,000	$80,000	$1,500	$263,500	$100,000	$62,000	$162,000	$425,500
Silver equivalent ounces sold	8,400,000	7,890,000	5,700,000	220,000	22,210,000				35,710,000
Gold equivalent ounces sold						125,000	100,000	225,000
Costs applicable to sales per ounce guidance	$10.50-$11.00	$11.25-$12.25	$13.50-$14.25			$775-$825	$600-$650

Costs applicable to sales									$425,500
Treatment and refining costs									4,500
Sustaining capital, including capital lease payments									75,000
General and administrative									30,000
Exploration									15,000
Reclamation									16,000
Project/pre-development costs									5,000
All-in sustaining costs									$571,000
Silver equivalent ounces sold									22,210,000
Kensington and Wharf silver equivalent ounces sold									13,500,000
Consolidated silver equivalent ounces sold									35,710,000
All-in sustaining costs per silver equivalent ounce guidance									$15.75-$16.25

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, demonstrating consistent capital discipline, efficient management of working capital, tax positions, expectations regarding the Palmarejo gold stream agreement, anticipated production, costs and expenses, efforts to mitigate risks associated with gold and silver price and foreign currency fluctuations and the adequacy of liquidity and capital resources. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the "Risk Factors" section of the 2015 10-K, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and in this Quarterly Report on Form 10-Q and the risks and uncertainties discussed in this MD&A, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, including the resulting impact on cash flows and debt covenant compliance, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the absence of control over and reliance on third parties to operate mines in which the Company or any of its subsidiaries holds royalty or streaming interests and risks related to these mining operations (including results of mining and exploration activities, environmental, economic and political risks, and changes in mine plans and project parameters); (ix) the loss of access to any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the political risks and uncertainties associated with recent developments in Bolivia; and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 11 -- Derivative Financial Instruments in the notes to the condensed consolidated financial statements. This discussion of the Company's market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
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
If the market price of silver were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period. The Company may be exposed to non-performance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company had no outstanding gold and silver hedging contracts at September 30, 2016.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $0.4 million in the nine months ended September 30, 2016.
At September 30, 2016, the Company had outstanding provisionally priced sales of 0.3 million ounces of silver and 24,449 ounces of gold at prices of $19.35 and $1,315, respectively. A 10% change in realized silver price would cause revenue to vary by $0.5 million and a 10% change in realized gold price would cause revenue to vary by $3.2 million.
Palmarejo Gold Production Royalty
On January 21, 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation. The royalty covers 50% of the life of mine production from the Palmarejo mine and adjacent properties and includes a minimum obligation of 4,167 gold ounces per month which terminates when payments in respect of 400,000 gold ounces have been made. The minimum royalty obligation is considered an embedded derivative financial instrument due to the impact of fluctuating gold prices on the underlying gold ounces. In July 2016, payments on the remaining ounces under the minimum royalty obligation were made and termination of the royalty was effective.
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

Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into forward foreign exchange contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at September 30, 2016.

Item 4.        Controls and Procedures

(a) Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by it in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 20 -- Commitments and Contingencies in the notes to the condensed consolidated financial statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2015 10-K and of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

The Company is an international company and is exposed to political and social risks in the countries in which it has significant operations or interests.

A significant portion of the Company’s revenues are generated by operations outside the United States, and it is subject to significant risks inherent in mineral extraction by foreign companies and contracts with government owned entities. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which the Company, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases, risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which operations are conducted. The right to export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

Any of these developments could require the Company to curtail or terminate operations at its mines, incur significant costs to renegotiate contracts, meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of VAT or income tax refunds owed, which could materially and adversely affect financial condition, results of operations and cash flows.

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

The Company’s operations in Bolivia are subject to political risks.

In response to conflicts between local mining cooperatives and the Bolivian government, on September 1, 2016, the Bolivian government issued Supreme Decree No. 2891, which imposes tighter restrictions on mining cooperatives, including reversion of mining areas leased to the mining cooperatives by the Bolivian state-owned mining company, Corporacion Minera de Bolivia (“COMIBOL”) that are subject to joint venture agreements, leases or subleases with third parties to the Bolivian state. The Company’s wholly-owned subsidiary, Empresa Minera Manquiri, S.A. (“Manquiri”) is currently party to various joint venture agreements with mining cooperatives (the “JV Agreements”) and has also entered in to mining contracts directly with COMIBOL (which are not impacted by the decree). Although Bolivian government officials have made public statements that the decree will not impact Manquiri’s ability to continue operations in the areas subject to the JV Agreements and the JV Agreements continue to be formally in existence, any cancellation of leases between COMIBOL and the applicable mining cooperatives and/or the JV Agreements will require negotiation of and entry into contracts directly with COMIBOL to continue mining operations at the affected areas, which could have an adverse impact on financial condition, results of operations and cash flows.

The Company has also been assessing the potential effects of the Bolivian mining law enacted in 2014 on its Bolivian operations but any effects remain uncertain until the regulations implementing the law are enacted. The law regulates royalties and provides for mining contracts with the government rather than concession holding. If the regulations promulgated under the new mining law mandate a renegotiation of the terms of our existing contracts with COMIBOL and the mining cooperatives, this could materially adversely affect the profitability and cash flow of our operations in Bolivia.

In addition, companies in Bolivia are also operating under Law No. 403 of September 18, 2013, and its regulatory Supreme Decree, which provides for the reversion of mining rights if the Ministry of Mines verifies that a person with mining rights has not initiated mining activities or developed the mining rights. The contracts with COMIBOL and the cooperatives are excluded from the application of Law No. 403. In April 2014, Manquiri was served by the Bolivian government with a reversion decision affecting nine mining rights wholly-owned by Manquiri. The affected area is not in an area of active mining by Manquiri and the Manquiri’s San Bartolomé operations were not targeted as an area of interest in the decision since all of our past and current mining activity is performed through our contracts with COMIBOL and the mining cooperatives.

On October 14, 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. Manquiri holds rights to mine above this elevation under valid contracts with COMIBOL as well as under authorized contracts with local mining cooperatives that hold their rights under contract themselves with COMIBOL. The stability studies have been completed and officially submitted to the Bolivian mining technical authorities. Accordingly, the COMIBOL suspension has expired in accordance with the terms of the resolution. As a result of the resolution, Manquiri temporarily adjusted its mine plan to confine mining activities to the ore deposits below 4,400 meters above sea level and timely notified COMIBOL of the need to lift the restriction. The Cooperative Reserva Fiscal, with whom Manquiri has one of those contracts, subsequently interpreted the COMIBOL resolution and determined that the Huacajchi deposit was not covered by such resolution. In March 2010, the Cooperative Reserva Fiscal notified COMIBOL that, based on its interpretation, it was resuming mining of high grade material above the 4,400 meter level in the Huacajchi deposit. In December 2011, the Cooperative Reserva Fiscal sent a similar notification to COMIBOL with respect to a further area above the 4,400 meter level known as Huacajchi Sur. Based on these notifications and on the absence of any objection from COMIBOL, Manquiri resumed limited mining operations at the San Bartolomé mine on the Huacajchi deposit and Huacajchi Sur. Despite the fact that the COMIBOL suspension has expired, Manquiri has not resumed mining in other areas above the 4,400 meter level due to community relations concerns and the current political climate in Bolivia.

While the COMIBOL suspension has expired, it is uncertain at this time how long Manquiri will continue to suspend its mining operations in areas above the 4,400 meter level other than at Huacajchi and Huacajchi Sur. If COMIBOL decides to affirmatively adopt a new resolution to restrict access above the 4,400 meter level on a permanent basis, Manquiri may need to further write down the carrying value of the asset. While a portion of the Company's proven and probable reserves relate to material above the 4,400 meter level at San Bartolomé, so long as operations remain suspended, there is a risk that silver may not be produced from this material at expected levels or at all, particularly given the remaining anticipated mine life of this asset.

It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.         Other Information

Pursuant to two privately-negotiated agreements each dated August 10, 2016, the Company exchanged approximately $10.8 million aggregate principal amount of its Senior Notes for approximately 740,000 shares of its common stock, par value $0.01 the (“Shares”). The Shares were issued pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Mitchell J. Krebs, the Company’s President & Chief Executive Officer entered into a selling plan effective September 16, 2016. Under the selling plan, between October 28, 2016 and July 31, 2017, Mr. Krebs will sell a total of 73,142 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan. Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

Item 6.         Exhibits

10.1
Equity Distribution Agreement, dated as of September 9, 2016, among Coeur Mining, Inc., BMO Capital Markets Corp., Raymond James & Associates, Inc. and RBC Capital Markets, LLC. (Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2016 (File No. 001-08641))

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

*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	10/26/2016	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	10/26/2016	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	10/26/2016	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)