Form 10-K
period 2016-12-31
Coeur Mining, Inc.
filed 2017-02-09
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
$1,707,877,264

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 6, 2017, 181,055,852 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur”,“the Company”, or "we") is a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in Mexico and Argentina. The Company operates the Palmarejo complex, the Rochester, Kensington, Wharf, and San Bartolomé mines, and also owns Coeur Capital, which is primarily comprised of the Endeavor silver stream.  The Company’s principal sources of revenue are its operating mines and, to a lesser extent, the Endeavor silver stream.
Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d'Alene Mines Corporation. On May 16, 2013, Coeur changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. ("Coeur Mexicana"), which has operated the underground and surface Palmarejo silver and gold mine (the “Palmarejo mine”) in Mexico since 2009. Coeur Mexicana controls a large land position around its existing operations, including the adjacent San Miguel project acquired from Paramount Gold and Silver Corp. ("Paramount") in April 2015. The combined property now consists of (1) the Palmarejo mine and mill; (2) the Guadalupe underground mine, located about 8 kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine, located approximately 800 meters northeast of the Guadalupe underground mine, and (4) other nearby deposits and exploration targets (together, the “Palmarejo complex”). The Palmarejo complex produced 4.4 million ounces of silver and 73,913 ounces of gold in 2016.

In 2009, Coeur Mexicana entered into a gold production royalty with a subsidiary of Franco-Nevada Corporation covering 50% of life of mine gold production for the portion of the Palmarejo complex owned by Coeur Mexicana prior to completion of the Paramount acquisition (the “Coeur Mexicana Property”). In July 2016 the gold production royalty terminated effective upon completion of a minimum ounce delivery requirement and, subsequently, a new gold stream agreement with a subsidiary of Franco-Nevada Corporation became effective.

•
Coeur owns 100% of Coeur Rochester, Inc. ("Coeur Rochester"), which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. The Rochester mine produced 4.6 million ounces of silver and 50,751 ounces of gold in 2016. Coeur Rochester is obligated to pay a 3.4% net smelter returns ("NSR") royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine.

•
Coeur owns 100% of Coeur Alaska, Inc. ("Coeur Alaska"), which has operated the Kensington mine, an underground gold mine located north of Juneau, Alaska since 2010. Kensington produced 124,331 ounces of gold in 2016.

•
Coeur owns 100% of Wharf Resources (U.S.A.) Inc. ("Wharf"), which operates the Wharf mine, an open-pit gold mine located near Lead, South Dakota. The Wharf mine is located in the Black Hills mining district of South Dakota and has been in production for over 30 years, during which it has produced over 2.1 million ounces of gold. Coeur acquired Wharf in February 2015 from Goldcorp Inc. for cash consideration of $99.4 million. The Wharf mine produced 109,175 ounces of gold in 2016.

•
Coeur owns 100% of Empresa Minera Manquiri S.A. ("Manquiri"), a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in 2008. The San Bartolomé mine produced 5.5 million ounces of silver in 2016.

•
Coeur owns 100% of Coeur Capital, Inc. (“Coeur Capital”), which holds the Endeavor silver stream. The silver stream arrangement, entered into in 2005 allows Coeur to buy 100% of silver production up to 20.0 million ounces from the Endeavor mine, an underground zinc, lead, and silver mine which has been in production since 1983 operated by Cobar Operations Pty. Limited, for an operating cost contribution of $1.00 for each ounce of payable silver, indexed annually for inflation, plus a further increment when the silver price exceeds $7.00 per ounce. The Endeavor mine produced 0.2 million ounces of silver in 2016. At December 31, 2016, the Company has received a total of 6.2 million ounces under the stream agreement. Coeur Capital also holds other non-producing royalties and strategic investments.

•	Coeur owns 100% of the La Preciosa silver-gold exploration project in the State of Durango, Mexico.

•
Coeur owns 100% of the Joaquin silver-gold exploration project located in the Santa Cruz province of southern Argentina. In January 2017, the Company entered into an agreement to sell the Joaquin silver-gold exploration project for total consideration of $25.0 million. The Company will also retain a 2.0% net smelter returns ("NSR") royalty on the Joaquin project. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.

The Company also has interests in exploration stage properties located in the United States, Chile, Argentina, Bolivia, and Mexico which have no declared resources or mineralized material. For financial and geographic information regarding our operating segments, see Note 3 to the consolidated financial statements.
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

	Year Ended December 31,
	2016		2015		2014
	High	Low	High	Low	High	Low
Silver	$20.71	$13.58	$18.23	$13.71	$22.05	$15.28
Gold	$1,366	$1,077	$1,296	$1,049	$1,385	$1,142
MARKETING
All of the Company's mining operations produce silver and/or gold doré except the Kensington and Wharf mines, which produce a gold concentrate. The Endeavor mine, in which Coeur Capital holds a silver stream, produces lead and zinc concentrates with a high silver content, from which the Company recovers its payable silver. The Company uses a geographically diverse group of third-party refiners and smelters in the United States, China, and Japan.
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has eleven trading counterparties at December 31, 2016. The Company's sales of doré and concentrate product produced by the Wharf mine amounted to approximately 77%, 74%, and 63% of total metal sales for the years ended December 31, 2016, 2015, and 2014, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and availability of alternative trading counterparties.
The Company's concentrate produced by the Kensington mine is sold to smelters under purchase and sale agreements, and the smelters pay the Company for the gold and silver recovered from the concentrates. The concentrate was sold to two smelters at December 31, 2016. The Company's sales of concentrate produced by the Kensington mine amounted to approximately 23%, 26%, and 37% of total metal sales for the years ended December 31, 2016, 2015, and 2014, respectively. While the loss of a smelter may have a material adverse effect if alternate smelters are not available or if the failure to engage a new smelter results in a delay in the sale or purchase of Kensington concentrate, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
HEDGING ACTIVITIES
The Company’s strategy is to provide stockholders with exposure to silver and gold prices by selling silver and gold production at market prices. The Company may enter into short-term derivative contracts to protect the selling price for certain anticipated silver and gold production and to manage risks associated with foreign currencies. For additional information see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 12 -- Derivative Financial Instruments in the notes to the consolidated financial statements.

GOVERNMENT REGULATION
General
The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2016, $97.4 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $1.9 million was accrued at December 31, 2016. These amounts are included in Reclamation on the Consolidated Balance Sheet.
Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations, tailings, and waste disposal areas, as well as upon mine closure, in Alaska, Nevada, and South Dakota under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act and state law equivalents. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in federal or state laws or regulations could have a material adverse effect upon the Company and its results of operations.
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

Foreign Government Regulations
Bolivia, where the San Bartolomé mine is located, and Mexico, where the Palmarejo complex and the La Preciosa exploration project are located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the San Bartolomé mine and Palmarejo complex as currently conducted, and has received all permits necessary for the exploration activities being conducted at its other non-U.S. properties.
Maintenance of Claims
United States
At mining properties in the United States, including the Rochester, Kensington, and Wharf mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law, it is necessary to pay to the Secretary of the Interior, on or before September 1st of each year, a claim maintenance fee of $155 per unpatented federal claim. This claim maintenance fee is in lieu of the assessment work requirement contained in applicable mining laws. In addition, Nevada holders of unpatented federal mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.00 per claim. In South Dakota, holders of unpatented federal mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $0.25 per claim. In Alaska, the Company is required to pay a variable, annual rental fee for State claims and a State upland mining lease based on the age of the claim or claims converted to the upland mining lease. Annual labor must also be performed or an annual payment in lieu of annual labor must be paid to the State of Alaska for State claims and upland mining leases. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes.
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

Bolivia
The Bolivian state owns the mining rights at San Bartolomé. The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying manager of all of the mining rights relating to the San Bartolomé mine. Bolivia’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment to several Potosí cooperatives. The cooperatives have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts (“JV Agreements”). In addition to those agreements with the cooperatives, Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé mine. In response to conflicts between local mining cooperatives and the Bolivian government, on September 1, 2016, the Bolivian government issued Supreme Decree No. 2891, and on October 24, 2016, Law 845, which impose tighter restrictions on mining cooperatives, including reversion of mining areas leased to the mining cooperatives by COMIBOL that are subject to JV Agreements, leases or subleases with third parties to the Bolivian state. Although Bolivian government officials have made public statements that the decree will not impact Manquiri’s ability to continue operations in the areas subject to the JV Agreements and the JV Agreements continue to be formally in existence, any cancellation of leases between COMIBOL and the applicable mining cooperatives and/or the JV Agreements will require negotiation of and entry into contracts directly with COMIBOL to continue mining operations at the affected areas. In January 2017, an interim permit was granted to Manquiri allowing for continuation of mining operations in the areas subject to the JV Agreements pending negotiation of contracts directly with COMIBOL. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see "Item 2. Properties - Silver and Gold Mining Properties, Bolivia-San Bartolomé."
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
EMPLOYEES
The number of full-time employees of the Company at December 31, 2016 was:

U.S. Corporate and Other	65
Wharf Mine	214
Rochester Mine	302
Kensington Mine	330
San Bartolomé Mine(1)	351
Palmarejo Complex	825
Total	2,087

(1)
The Company maintains a labor agreement in South America with Sindicato de Trabajadorés Mineras de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement is in effect for 2017. At December 31, 2016, approximately 11% of the Company’s global labor force was covered by collective bargaining agreements, consisting entirely of employees at San Bartolomé.

BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed, and operated a portfolio of operating mines since its founding in 1928. In 2016, we produced 14.8 million ounces of silver and 358,170 ounces of gold at costs applicable to sales of $11.87 per silver equivalent ounce1 ($11.12 per average spot silver equivalent ounce) at primary silver mines and $705 per gold equivalent ounce1 at primary gold mines.

Silver Production                     Gold Production

Costs Applicable to Sales per Silver Equivalent Oz1     Costs Applicable to Sales per Gold Equivalent Oz1

(1) See Non-GAAP Financial Performance Measures.

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
2016 Silver Sales by Mine (millions of ounces)          2016 Gold Sales by Mine (ounces)

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
Capitalizing on prior development program
The Company has spent significant capital in commissioning or expanding its five 100%-owned operating mines. The following table provides the percentage contribution to the Company’s total revenues:

	Percentage of Total Revenues For The Year Ended December 31,
Mine/Location	2016	2015	2014	2013	2012
Palmarejo Complex, Mexico	21%	27%	38%	43%	49%
Kensington Mine, United States	22	23	22	20	12
Rochester Mine, United States	21	22	20	16	15
Wharf Mine, United States(1)	21	13	—	—	—
San Bartolomé Mine, Bolivia	14	13	19	19	20
Coeur Capital(2)	1	2	1	2	2
Martha Mine, Argentina(3)	—	—	—	—	2
	100%	100%	100%	100%	100%

(1)	Acquired February 2015.

(2)	Primarily the Endeavor silver stream (Australia).

(3)	Assets related to the Martha Mine sold May 2016.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding potential acquisitions and dispositions including the pending sale of the Joaquin project in Argentina, mineral reserve and mineralized material estimates, exploration efforts, drilling, operations at Wharf, development at Kensington and Palmarejo, expansion at Rochester, estimated production, costs, capital expenditures, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, operational excellence, cost reduction initiatives, capital discipline, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) reliance on third parties to operate certain mines where the Company owns silver production and reserves, (ix) the loss of access to any third-party smelter to whom the Company markets silver and gold, (xx) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements.The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Technical Reports and Qualified Persons

As required by Canadian securities laws, we hereby notify Canadian investors that the scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by a “qualified person” under NI 43-101, namely our Director, Technical Services, Christopher Pascoe.  For a description of the key assumptions, parameters and methods used to estimate mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other relevant factors, Canadian investors may view technical reports prepared for each of our properties as filed on SEDAR at http://www.sedar.com.  Neither the technical reports nor the statements of any qualified person filed with the Canadian securities regulatory authorities are included in, or incorporated by reference in, this Form 10-K.  Because the definitions and standards of NI 43-101 differ from those of Guide 7, investors are cautioned that information contained in reports prepared pursuant to NI 43-101, like the technical reports, may not be comparable to similar information that we can disclose in this Form 10-K or the other reports we file with the SEC.

AVAILABLE INFORMATION

Coeur makes available, on its website (http://www.coeur.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the SEC. Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation, Nominating and Corporate Governance, and Environmental, Health, Safety, and Social Responsibility Committees) and its Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, among others, are also available on the Company’s website. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors

The Company's results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond the Company's control.

Silver and gold are actively traded commodities, and their prices are volatile. During the twelve months ended December 31, 2016, the price of silver ranged from a low of $13.58 per ounce to a high of $20.71 per ounce, and the price of gold ranged from a low of $1,077 per ounce to a high of $1,366 per ounce. The closing market prices of silver and gold on February 7, 2017 were $17.60 per ounce and $1,231 per ounce, respectively.

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

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition of other mining companies.

Because mines have limited lives based on proven and probable ore reserves, the Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and the opportunistic acquisition or development of new mining properties.

While initial development of major mining properties at Palmarejo, San Bartolomé, Rochester, and Kensington has been substantially completed, development work continues at Palmarejo, Rochester, and Kensington to expand these mines while leveraging existing infrastructure. The Company is currently in the process of developing the Guadalupe and Independencia deposits at the Palmarejo complex and the Jualin deposit at Kensington and has commenced a project to expand leach pad capacity at Rochester. In addition, the Company has acquired several mining properties in recent years, namely, the La Preciosa silver-gold exploration project in the state of Durango, Mexico, the Wharf gold mine and the properties held by Paramount, and has expanded its near-mine exploration program. The Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.

The Company regularly evaluates and engages in discussions or negotiations regarding acquisition opportunities. Any transactions that the Company contemplates or pursues would involve risks and uncertainties. There can be no assurance with respect to the timing, likelihood or business effect of any possible transaction. The success of any acquisition will depend upon the Company’s ability to effectively manage the integration and operations of entities or properties it acquires and to realize other anticipated benefits. The process of managing acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management resources, which may divert management’s focus and resources from other strategic opportunities and from operational matters during this process.

In addition to the above, any acquisition would be accompanied by risks, including:

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

In connection with an acquisition or development of an existing property, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing stockholders. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions or any mine development, may negatively affect results of operations.

Finally, the Company’s systems, procedures and controls may be inadequate to support the expansion of our operations resulting from an acquisition or development of a new mine. The Company’s future operating results could be affected by the ability of its officers and key employees to manage the changing business conditions and to integrate an acquired business or new operation into Coeur. There may also be liabilities, such as environmental liabilities, or significant capital expenditures that the Company failed to discover or have underestimated in connection with any acquisition or development. Any such liabilities or capital expenditure requirements could have a material adverse effect on the Company’s business, financial condition or future prospects.

The Company is an international company and is exposed to political and social risks associated with its foreign operations

A significant portion of the Company’s revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control and could result in increased costs, capacity constraints and potential disruptions to the Company's business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which the Company, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. The right to import and export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on the Company's business, financial condition, or future prospects. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

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

In response to conflicts between local mining cooperatives and the Bolivian government, on September 1, 2016, the Bolivian government issued Supreme Decree No. 2891, and on October 24, 2016, Law 845, which impose tighter restrictions on mining cooperatives, including reversion of mining areas leased to the mining cooperatives by COMIBOL that are subject to joint venture agreements, leases or subleases with third parties to the Bolivian state. The Company’s wholly-owned subsidiary, Manquiri is currently party to various JV Agreements with local cooperatives and has also entered in to mining contracts directly with COMIBOL (which are not impacted by the decree). Although Bolivian government officials have made public statements that the decree will not impact Manquiri’s ability to continue operations in the areas subject to the JV Agreements and the JV Agreements continue to be formally in existence, any cancellation of leases between COMIBOL and the applicable mining cooperatives and/or the JV Agreements will require negotiation of and entry into contracts directly with COMIBOL to continue mining operations at the affected areas, which could have an adverse impact on financial condition, results of operations and cash flows. In January 2017, an interim permit was granted to Manquiri allowing for continuation of mining operations in the areas subject to the JV Agreements pending negotiation of contracts directly with COMIBOL.

The Company has also been assessing the potential effects of the Bolivian mining law enacted in 2014 on its Bolivian operations but any effects remain uncertain until the regulations implementing the law are accompanied by a new contractual structure. The law regulates royalties and provides for mining contracts with the government rather than concession holding. If the regulations promulgated under the new mining law mandate a renegotiation of the terms of our existing contracts with COMIBOL, this could materially adversely affect the profitability and cash flow of our operations in Bolivia.

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

The ore reserve figures presented in the Company’s public filings are estimates made by the Company’s technical personnel and independent mining consultants with whom the Company contracts. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver and gold market prices are subject to great uncertainty as those prices fluctuate widely and have fallen significantly at times over the past several years. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.

The Company’s estimates of future production, costs, and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.

The Company has in the past, and may in the future, provide estimates and projections of its future production, costs and financial results. Any such information is forward-looking. Such estimates are made by the Company’s management and technical personnel and depend on numerous assumptions, including assumptions about the availability, accessibility, sufficiency and quality of ore, the Company’s costs of production, the market prices of silver and gold, the Company’s ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits, the state of government and community relations, and its compliance with existing and future laws and regulations. Actual results and experience may differ materially from these assumptions. Any such production, cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.

As of February 7, 2017, the Company had approximately $210.9 million of outstanding indebtedness. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

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

The agreements governing the Company’s outstanding indebtedness include a number of significant negative covenants. These covenants, among other things:

•	limit the Company’s ability to obtain additional financing, repurchase outstanding equity or issue debt securities;

•
require a portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes; and

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

Any downgrade in the credit ratings assigned to the Company or its debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under the Company’s existing surety bond portfolio.

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to the Company or its debt securities will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If the Company is unable to maintain its outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should the Company’s business prospects or financial results deteriorate, including as a result of declines in silver and gold prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of the Company’s outstanding debt securities, its existing debt, and its ability to obtain new financing on favorable terms, if at all, increase borrowing costs, and may result in increased collateral requirements under the Company’s existing surety bond portfolio, which in turn may adversely affect the Company’s results of operations and financial position.

The Company’s business is subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

The Company operates in certain jurisdictions that have experienced governmental and private sector corruption to some degree. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on the Company’s business, financial position and results of operations. The Company’s Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws; however, there can be no assurance that the Company’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, the Company’s corporate policies and processes may not prevent all potential breaches of law or other governance practices.

Continuation of the Company’s mining operations is dependent on the availability of sufficient and affordable water supplies.

The Company’s mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, the Company’s properties in Mexico are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on the Company’s ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of the Company’s operating mines currently has sufficient water rights and claims to cover its operational demands, the Company cannot predict the potential outcome of pending or future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control, such as the current drought conditions in Bolivia that have impacted operations at our San Bartolomé mine. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct the Company's operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water

(or the failure to procure sufficient quantities of water) could result in the Company’s inability to maintain production at current or expected levels, require the Company to curtail or shut down mining production and could prevent the Company from pursuing expansion or development opportunities, which could adversely affect the Company's results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which the Company operates which could also limit access to sufficient water resources, thus adversely affecting the Company’s operations.

A significant delay or disruption in sales of concentrates as a result of the unexpected discontinuation of purchases by smelters could have a material adverse effect on results of operations.

The Company currently sells its gold concentrates from the Kensington mine to a third-party smelter in China. The loss of this smelter could have a material adverse effect on the Company if alternative smelters are unavailable. The Company cannot ensure that alternative smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

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

Some of the mining wastes from the Company’s U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the RCRA. If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under CERCLA. Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault, and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, and in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota. In addition, proposed CERCLA regulations requiring mining companies to obtain supplemental financial assurance could, if adopted, have a material adverse effect on results of operations and cash flows.

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

In June 2013, Coeur submitted a proposed amendment to the plan of operations for the Rochester mine (“POA 10”) to the BLM to expand leach pad capacity. The record of decision from the BLM for POA 10 was received three years later, in June 2016. If future permitting applications or amendments are not approved on a timely basis or at all, or if the permitting process is delayed for any reason, including to address public comments, the Company’s plans for continued operations and future growth could be materially adversely affected, which could have a material adverse effect on the Company’s financial condition and results of operations.

Significant investment risks and operational costs are associated with exploration and development activities. These risks and costs may result in lower economic returns and may adversely affect the Company’s business.

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

In addition, exploration projects, such as the Company’s La Preciosa project, may have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.

The significant and sustained decline in gold and silver prices from 2013 to early 2016 caused the Company to write down certain of its long-lived assets and, in the future, such declines could cause one or more of the Company’s mining properties to become less profitable, which could require the Company to record additional write-downs of long-lived assets. Such write-downs may adversely affect the Company’s results of operations and financial condition.

The Company reviews its long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360. Under that standard, the Company reviews the recoverability of its long-lived assets, such as its mining properties, upon a triggering event. Such review involves the Company estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. The Company conducts a review of the financial performance of its mines in connection with the preparation of its financial statements for each reported period and determines whether any triggering events are indicated.

The Company’s assessment of the recoverability of its long-lived assets in 2016 indicated that a write-down of $4.4 million was required. These non-cash impairment charges resulted in write-downs in the Company's Statement of Comprehensive Income (Loss) and reduced the carrying value of Mining properties and Property, plant, and equipment on the Company’s balance sheet at December 31, 2016. See Note 4 -- Write-Downs in the notes to the Consolidated Financial Statements for further detail.

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

The Company’s business depends on good relations with, and the retention and hiring of, employees.

The Company may experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past several years, two of the Company’s mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on results of operations or financial condition. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition.

At December 31, 2016, unions represented approximately 11% of the Company’s global workforce, all of which were comprised of workers at the San Bartolomé mine in Bolivia. The Company has a labor agreement at the San Bartolomé mine which is in effect for 2017. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.

We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We may be unable to continue to attract and retain skilled and experienced employees, which could have an adverse effect on our competitive position or adversely impact our results of operations or financial condition.

Disputes regarding the Company’s mining claims, concessions or surface rights to land in the vicinity of the Company’s mining projects could adversely impact operations.

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

In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, ejidos control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in Mexico, some of these agreements may be subject to renegotiation. In Bolivia, in the past we have obtained surface rights from cooperatives, through a series of “joint venture” contracts. Changes to or termination of the existing agreements or leases or failure to reach agreement in any future negotiations with the cooperatives or the Bolivian government may have a significant impact on operations at the Company’s projects and may, on occasion, lead to litigation. Further, the Bolivian government under Law No. 403 may have the ability to reverse our wholly-owned mining rights. Any such reversion decision could adversely impact our future mining plans.

The Company relies on third parties who own, maintain and operate the mines underlying its streaming and royalty assets.

The Endeavor mine is owned, maintained and operated by Cobar, a wholly-owned subsidiary of CBH. However, pursuant to a silver sale and purchase agreement, the Company’s wholly-owned subsidiary, CDE Australia Pty. Ltd. (“CDE Australia”), has acquired all silver production and reserves at the Endeavor mine, up to a total of 20.0 million payable ounces. CDE Australia has agreed to pay Cobar an operating cost contribution of $1.00 for each ounce of payable silver, indexed annually for inflation, plus a further increment when the silver price exceeds $7.00 per ounce. In addition, the Company currently holds a 1.5% NSR on Dynasty Metals & Mining, Inc.’s Zaruma mine in Ecuador as well as several royalties on mining assets that are not yet developed. The Company may acquire additional streaming and royalty interests in the future.

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

The Company has the ability to issue additional equity securities, including in connection with an acquisition of other companies, which would lead to dilution of its issued and outstanding common stock and may materially and adversely affect the price of its common stock.

The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of the Company's existing stockholders' equity ownership. The Company is authorized to issue, without stockholder approval, 10.0 million shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. If the Company issues additional equity securities, the price of its common stock may be materially and adversely affected.

Holders of our common stock may not receive dividends.

We have not historically declared cash dividends on our common stock. Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants related to existing or future indebtedness and would only be declared in the discretion of our Board of Directors.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties

SILVER AND GOLD MINING PROPERTIES
Coeur Mining's significant production and development properties are described below. Operating statistics are presented in the section entitled "Operating Statistics" below.
Mexico — Palmarejo

The Palmarejo complex consists of (1) the Palmarejo mine and mill; (2) the Guadalupe underground mine, located about 8 kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine, located approximately 800 meters northeast of the Guadalupe underground mine; and (4) other nearby deposits and exploration targets. The Palmarejo complex is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua. Silver and gold production from the Palmarejo complex was approximately 4.4 million ounces and 73,913 ounces in 2016, respectively. At December 31, 2016, we reported 40.8 million ounces of silver reserves and 592,000 ounces of gold reserves at the Palmarejo complex.
In April 2015, Coeur completed its acquisition of Paramount Gold and Silver Corp. (“Paramount”) in an all-stock transaction valued at approximately $146.0 million. Following completion of the transaction, Paramount, together with its wholly-owned subsidiary, Paramount Gold de Mexico ("Paramount Mexico"), became wholly-owned subsidiaries of Coeur. In September 2016, Paramount Mexico was merged into Coeur Mexicana. Upon completion of this merger, Coeur Mexicana became the legal owner of all mining concessions that comprise the Palmarejo complex.

The Palmarejo complex consists of 79 wholly-owned mining concessions, covering approximately 112,520 acres (45,535.18 hectares) of land. In total, the Palmarejo complex covers over 175 square miles. All mining concessions owned by Coeur Mexicana are valid until at least 2029.
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
The gold and silver deposits at the Palmarejo complex, typical of many of the other silver and gold deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures, gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo complex contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the mining concessions, which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to the Palmarejo zone, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas), Independencia, and La Patria vein systems in the southern part of the property, which are currently under development (Guadalupe and Independencia) and exploration (La Patria) by the Company.
In 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation under which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur from the Palmarejo mine. In 2014, Coeur Mexicana terminated the Palmarejo gold production royalty effective upon completion of the minimum ounce delivery requirement. Subsequently, Coeur Mexicana entered into a gold stream agreement with a subsidiary of Franco-Nevada Corporation whereby Coeur Mexicana will sell 50% of Coeur Mexicana Property gold production upon completion of the gold production royalty minimum ounce delivery requirement for the lesser of $800 or spot price per ounce. The gold production royalty was terminated in July 2016 upon delivery of the minimum ounce requirement and the new gold stream agreement is now in effect. The properties acquired by Coeur in the Paramount transaction are not subject to the gold stream agreement.
USA — Rochester
The Rochester mine, and associated heap leach facilities, is an open pit silver and gold mine located in Pershing County, Nevada, approximately 13 miles northeast of the city of Lovelock. The Company owns 100% of the Rochester Mine through Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. The Rochester mine is fully supported with electricity, supplied by a local power company on their public grid, telephone and radio communications, production water wells, and processing, maintenance, warehouse, and office facilities. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.0% for silver, depending on the ore being leached, and 92.0% for gold. Silver and gold production from Rochester was approximately 4.6 million ounces and 50,751 ounces in 2016, respectively. At December 31, 2016, we reported 112.0 million ounces of silver reserves and 803,000 ounces of gold reserves at the Rochester mine.
Coeur Rochester lands consist of approximately 16,354 net acres, which encompasses 734 Federal unpatented lode claims, appropriating approximately 11,075 net acres of Public Land, 21 patented lode claims, consisting of approximately 357 acres, interests owned in approximately 4,634 gross acres of additional real property and certain rights in and to approximately 269 acres, held either through lease, letter agreement or license.
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
The Company is obligated to pay a NSR royalty to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $23.60 per ounce indexed for inflation up to a maximum rate of 5% with the condition that the Rochester mine achieves positive cash flow for the applicable year. If cash flow is negative in any calendar year, the maximum royalty payable is $250,000.
Coeur Rochester is obligated to pay a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine (including stockpile ore, mineral processing facilities and mining claims located in the Sections set forth in the NSR royalty agreement) commencing January 1, 2014. For each calendar quarter, the royalty is payable on the actual sales prices received at the time of sale (exclusive of gains or losses associated with trading activities), less refining costs, of gold and silver produced and sold from the Rochester mine. At December 31, 2016, 18.0 million silver equivalent ounces remain subject to the 3.4% NSR royalty.
USA — Kensington
The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company controls 100% of the mine through Coeur Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau. Gold production from the Kensington mine was 124,331 ounces in 2016. At December 31, 2016, we reported 497,000 ounces of gold reserves at the Kensington mine.
Coeur Alaska controls two contiguous property groups: the Kensington Group and Jualin Group. The Kensington Group, totaling approximately 3,969 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 284 Federal unpatented lode claims covering approximately 3,108 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres. The Jualin Group, totaling approximately 8,366 net acres, is comprised of 23 patented lode and patented mill site claims covering approximately 388 net acres, 471 Federal unpatented lode claims and 1 Federal unpatented mill site claim appropriating approximately 7,916 net acres, a State of Alaska upland mining lease comprising approximately 682 acres, one State of Alaska mining claim comprising approximately three acres and four State-selected mining claims covering approximately 70 acres. 14 of the 23 patented lode claims cover private surface estate only. The mineral estate to these 14 patented lode claims is owned by the State of Alaska, the mineral rights to which are secured by a State of Alaska upland mining lease. The Company controls properties comprising the Jualin Group, under a lease agreement with Hyak Mining Company, which is valid until August 5, 2035 and thereafter, provided mining and production are actively occurring within and from the leased premises.
The Federal unpatented lode and Federal unpatented mill site claims are maintained via annual filings and timely payment of claim maintenance fees to the BLM, which acts as administrator of the claims. State of Alaska mining claims and upland mining leases are maintained via fees and filings to the Alaska Department of Natural Resources, Division of Mining, Land and Water and the Juneau Recorder’s Office. Real property taxes are paid annually to the City and Borough of Juneau for the patented lode claims. Private lease payments are paid annually and all leases are in good standing.
The Kensington ore deposit consists of multiple gold bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in Cretaceous-aged Jualin diorite. Most of the gold is contained in calaverite (AuTe2) that occurs in association with native gold as inclusions in and interstitial to pyrite grains and in microfractures in pyrite.

USA — Wharf
The Wharf mine is located in the northern Black Hills of western South Dakota, approximately four miles south and west of the city of Lead, South Dakota. Access is established by paved road with power supplied by a local power company.

In February 2015, Coeur completed its acquisition of the Wharf mine. As a result of the acquisition, Coeur owns all of the issued and outstanding equity interests in Wharf and its wholly-owned subsidiary, Golden Reward Mining Limited Partnership (“Golden Reward”). Gold production from the Wharf mine was 109,175 ounces in 2016. At December 31, 2016, we reported 639,000 ounces of gold reserves at Wharf.

There are two contiguous property groups located at the Wharf mine; the Wharf Group and the Golden Reward Group, owned or controlled by wholly-owned subsidiaries of Coeur and Wharf Resources. The Wharf Group is generally described as the northern and western portions of the project, while the Golden Reward Group is generally described as the southern and eastern portion of the project.
The Wharf Group comprises 362 patented lode claims, 35 government lots, 123 subdivided lots, and 59 federal unpatented lode claims. The Wharf Group is comprised of approximately 3,638 net acres of surface, 652 net mineral acres where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres of non-Precambrian mineral estate, and 1,603 net mineral acres of Precambrian mineral estate and 287 net acres of federal unpatented lode claims. The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 33 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,563 net acres of surface estate, 2,987 net mineral acres of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres of Non-Precambrian mineral estate, 153 net mineral acres of Precambrian mineral estate and 25 net acres of federal unpatented lode claims.
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
Wharf and Golden Reward are also obligated to pay a 3.0% non-participating royalty to Donald D. Valentine, et al, on gold that is produced from ores mined and delivered to heap leach pads or recovered from tailings. This royalty encumbers the mineral estate, including the Precambrian Mineral Estate, of much of the lands comprising the Wharf Group, together with a small portion of the lands encompassing the Golden Reward Group. Wharf holds a right of first refusal to purchase this royalty upon any proposed transfer by the royalty holder.
Bolivia — San Bartolomé
The San Bartolomé silver mine, and associated milling operation, operated by Manquiri, is located on the flanks of the Cerro Rico mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and Manquiri’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. Silver production from the San Bartolomé mine was approximately 5.5 million ounces in 2016. At December 31, 2016, we reported 21.1 million ounces of silver reserves at the San Bartolomé mine.
The silver mineralization at the San Bartolomé mine is hosted in unconsolidated sediments (pallacos), reworked sediments (sucus and troceras), and oxide stockpiles and dumps (desmontes) from past mining that occurred on Cerro Rico. Cerro Rico is a prominent mountain in the region that reaches an elevation of over 15,400 feet (over 4,700 meters). It is composed of Tertiary-aged volcanic and intrusive rocks that were emplaced into and over older sedimentary, and volcanic, basement rocks. Silver, along with tin and base metals, is located in multiple veins and vein swarms and stockworks that occur in a northeast trending belt, which transects Cerro Rico. The upper parts of the Cerro Rico mineralized system were subsequently eroded and re-deposited into the flanking gravel deposits. Silver is hosted in all portions of the pallacos, sucus, and troceras with the best grades segregated to the coarser-grained silicified fragments. These deposits lend themselves to simple, free digging surface mining techniques and can be extracted without drilling and blasting. Of the several pallaco deposits that are controlled by Manquiri and surround Cerro Rico, three are of primary importance and are known as Huacajchi, Diablo, and Santa Rita.

The mineral and mining rights for the San Bartolomé mine are held through a mixture of JV Agreements, long-term lease agreements, and Autorizaciones Transitorias Especiales (similar to mining concessions) with seven independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. See “Item 1. Business - Government Regulation, Maintenance of Claims, Bolivia” for additional information. Manquiri controls three acres (one hectare) of land at San Bartolomé, around Cerro Rico, through these agreements and Autorizaciones Transitorias Especiales and approximately 8,587 acres (3,475 hectares) of Autorizaciones Transitorias Especiales at the Rio Blanco property, a gold exploration target south of Potosí that is in the process of being abandoned by Manquiri. The San Bartolomé agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. Manquiri has additional mining rights, known as the Plahipo project, which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. Manquiri incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $2.8 million and $2.6 million for the years ended 2016 and 2015, respectively.

In response to conflicts between local mining cooperatives and the Bolivian government, on September 1, 2016, the Bolivian government issued Supreme Decree No. 2891, which imposes tighter restrictions on mining cooperatives, including reversion of mining areas leased to the mining cooperatives by COMIBOL that are subject to joint venture agreements, leases or subleases with third parties to the Bolivian state. Although Bolivian government officials have made public statements that the decree will not impact Manquiri’s ability to continue operations in the areas subject to the JV Agreements and the JV Agreements continue to be formally in existence, any cancellation of leases between COMIBOL and the applicable mining cooperatives and/or the JV Agreements will require negotiation of and entry into contracts directly with COMIBOL to continue mining operations at the affected areas. In January 2017, an interim permit was granted to Manquiri allowing for continuation of mining operations in the areas subject to the JV Agreements pending negotiation of contracts directly with COMIBOL.
STREAMING AND ROYALTY INTERESTS
Australia — Endeavor

The Endeavor mine and associated mill facility is an underground silver and base metal operation in production since 1983 located in north-central New South Wales, Australia, about 30 miles (48 kilometers) northwest of the community of Cobar, accessible by paved road. The ore reserves at Endeavor are covered by five consolidated mining leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd., which in turn is a wholly-owned subsidiary of Toho Zinc Co. Ltd. The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Power to the mine and processing facilities is provided by the grid servicing the local communities. Silver production from Endeavor was approximately 0.2 million ounces in 2016. At July 1, 2016, we reported 2.6 million ounces of silver reserves at Endeavor.

In May 2005, CDE Australia Pty. Ltd. (“CDE Australia”), a wholly-owned subsidiary of Coeur Capital, acquired silver production and reserves contained at the Endeavor Mine, for $44.0 million. Under the terms of the agreement, as modified in 2006, CDE Australia owns all silver production and reserves up to a total of 20.0 million ounces. CDE Australia has committed to pay Cobar an operating cost contribution of $1.00 for each ounce of silver (indexed annually and currently $1.32 an ounce) plus a further increment when the silver price exceeds $7.00 per ounce.

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

Other Royalties

The Company owns several other royalties on pre-commercial production and exploration-stage properties.
NEAR-MINE EXPLORATION
Exploration expense was $12.9 million, $11.6 million, and $21.7 million in 2016, 2015 and 2014, respectively. Capitalized drilling was $12.9 million in 2016 and $6.0 million in 2015. Coeur's exploration program completed over 400,896 feet (122,195 meters) of combined core and reverse circulation drilling in 2016.
Mexico - Palmarejo
Exploration focused primarily on the expansion of the Guadalupe and Independencia underground mines, and discovery of the Los Bancos and Nación-Dana vein deposits. Exploration expense of $4.7 million related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (72,276 feet or 22,030 meters). Capitalized drilling of $6.0 million related to infill resource conversion drilling in the Guadalupe and Independencia ore bodies (98,499 feet or 30,023 meters).
The Company expects $6.9 million of exploration expense in 2017 to discover and expand silver and gold mineralization in the Guadalupe-Independencia corridor, mainly focused on expansion of northern portions of Independencia, Nación-Dana, La Bavisa, and new vein targets just west-northwest of Guadalupe Mine. Additionally, the Company is planning to spend $5.3 million of conversion drilling in the Guadalupe and Independencia ore bodies.

USA - Kensington
Exploration expense of $3.5 million consisted of drilling 36,860 feet (11,235 meters) while $2.7 million of conversion drilling completed 55,042 feet (16,777 meters) to expand and define mineralization in the main Kensington deposit. Exploration focused on testing new veins in the district as well as expansion of the high-grade Jualin resource, which became the focus of a revised preliminary economic assessment in April 2015. Capitalized drilling was directed at infill drilling in the southern and deeper portions of the main Kensington resource as well as the Raven vein. In 2017, the Company expects $4.1 million in exploration expense and $2.9 million of conversion drilling for additional expansion at Jualin and South Kensington.
USA - Wharf
Conversion drilling of $1.0 million completed 30,530 feet (9,306 meters) of drilling primarily within the Portland Main resource. In 2017, the Company expects exploration expense of $0.2 million and $1.0 million of conversion drilling focused in the Portland Main and Portland Ridge layback areas.
USA - Rochester
Exploration expense was $0.8 million and capitalized drilling was $2.7 million. Exploration expense consisted of 16,220 feet (4,944 meters) testing areas east of the southeast of Packard Pit and the new East Rochester resource while conversion drilling consisted of 77,415 feet (23,596 meters) mainly within the main Rochester Pit resource. In 2017, the Company expects $1.2 million of exploration expense to drill testing several targets around Rochester and $1.5 million in conversion drilling to continue to infill and grow the South Rochester, North Rochester and East Rochester resources.
Bolivia - San Bartolomé
In 2016, the Company spent $0.5 million in 2016 for geophysics work, trenching and sampling to refine the reserve model. In 2017, the Company expects to spend $0.3 million for continued work on the reserve model.
EARLY-STAGE EXPLORATION PROPERTIES
The Company spent $2.9 million completing target analysis and regional exploration with a focus on projects in Nevada, USA and Chihuahua, Mexico. A total of 8,821 feet (2,689 meters) of drilling was completed on two projects in Nevada, Quito and Klondyke projects; and, a total of 3,255 feet (992 meters) were drilled in Mexico at Todos Los Santos Project. The Company entered an exploration and option agreements for the Mineral Hill project in Wyoming as well as two new lease/option agreements near Tonopah, Nevada. The Company expects to spend $5.3 million in 2017 focused on surface sampling and mapping of all the projects in preparation for an expanded drilling program in 2018.
ADVANCED-STAGE EXPLORATION PROPERTIES
Mexico - La Preciosa Project
The La Preciosa project is located approximately 52 miles (84 kilometers) northeast of the city of Durango in Durango State, Mexico. The veins at the La Preciosa project have been classified as low- to intermediate-sulfidation type. Two major vein and vein breccia systems are exposed on hills and ridges on either side of an approximately 800 meter wide valley, including the Martha, Abundancia, Gloria, Pica, Luz Elena, Sur, and Nueva veins.

In 2016, the Company produced a new geologic model and subsequently completed 1,978 feet (603 meters) of conversion drilling. Drilling began again in January, and the Company expects to complete $3.8 million of exploration, primarily for conversion drilling in 2017.

Argentina - Joaquin Project
The Joaquin silver-gold exploration project is located in the Santa Cruz province of southern Argentina, The property is accessed by all-weather dirt roads, leading north-northeast from the town of Gobernador Gregores. The Joaquin property encompasses over 55,502 acres (22,461 hectares) of cateos and MDs. The geology of the Joaquin property consists dominantly of various volcanic rocks of the Jurassic-aged Chon Aike Formation, the host to most of the precious metal deposits discovered to date in the Santa Cruz province, with lesser amounts of intrusive rocks associated with the Chon Aike Formation. Collectively, the volcanic and intrusive rock units form a prominent geologic domain in the province termed the Deseado Massif. Silver and gold mineralization at Joaquin occurs in epithermal veins, breccia, stockwork veinlets and mantos within the favorable units of the Chon Aike Formation. Occurrences of lead and zinc mineralization have also been discovered. Locally, the rocks of the Deseado Massif are covered by Tertiary-aged basalt and younger unconsolidated sediments, that post-date silver and gold mineralization. In January 2017, the Company entered into an agreement to sell the Joaquin silver-gold exploration project for total consideration of $25.0 million. The Company will also retain a 2.0% NSR royalty on the Joaquin project. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.
OPERATING STATISTICS

	Palmarejo			Rochester
	2016	2015	2014	2016	2015	2014
Ore tons milled	1,078,888	1,616,668	2,135,088	19,555,998	16,414,302	13,154,429
Ore grade silver (oz./ton)	4.66	3.78	3.97	0.57	0.63	0.57
Ore grade gold (oz./ton)	0.08	0.05	0.05	0.003	0.003	0.004
Recovery/Ag oz. (%)	88.4	84.3	77.5	41.0	44.7	50.0
Recovery/Au oz. (%)	86.5	80.6	80.5	85.9	100.2	85.7
Silver produced (oz.)	4,442,164	5,148,612	6,558,091	4,564,138	4,630,738	4,189,071
Gold produced (oz.)	73,913	70,922	86,673	50,751	52,588	44,888
Costs applicable to sales per silver equivalent oz.(1)	$10.72	$14.07	$15.40	$11.90	$12.41	$14.49
Costs applicable to sales per average spot silver equivalent oz.(1)	$9.73	$12.75	$14.69	$10.97	$11.32	$13.94

	Kensington			Wharf
	2016	2015	2014	2016	2015	2014
Ore tons milled	620,209	660,464	635,960	4,268,105	3,600,279	—
Ore grade gold (oz./ton)	0.21	0.20	0.20	0.03	0.03	—
Recovery/Au oz. (%)	94.8	94.9	94.0	94.3	89.5	—
Gold produced (oz.)	124,331	126,266	117,823	109,175	78,132	—
Costs applicable to sales per gold equivalent oz.(1)	$795	$803	$951	$606	$706	$—

	San Bartolomé			Endeavor
	2016	2015	2014	2016	2015	2014
Ore tons milled	1,666,787	1,713,079	1,749,423	219,430	767,314	792,694
Ore grade silver (oz./ton)	3.69	3.75	3.80	2.48	1.87	1.63
Recovery/Ag oz. (%)	88.8	84.6	88.1	45.6	43.8	45.6
Silver produced (oz.)	5,468,898	5,436,353	5,851,678	247,998	629,167	589,585
Costs applicable to sales per silver equivalent oz.(1)	$13.71	$13.80	$14.29	$6.56	$5.72	$7.17
(1) See Non-GAAP Financial Performance Measures

PROVEN AND PROBABLE RESERVES

	Silver Reserves at December 31, 2016(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,569	4.44	6,971	7,174	4.72	33,847	8,743	4.67	40,818	88%
Rochester(5)	143,686	0.48	68,369	101,118	0.43	43,676	244,804	0.46	112,045	61%
San Bartolomé(6)	5,563	3.32	18,485	765	3.48	2,659	6,328	3.34	21,144	88%
Endeavor(7)	476	2.48	1,181	753	1.92	1,449	1,229	2.14	2,630	50%
Total Silver	151,294		95,006	109,810		81,631	261,104		176,637

	Gold Reserves at December 31, 2016(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Metallurgical Recovery
Kensington(8)	1,133	0.194	220,000	1,483	0.187	277,000	2,616	0.190	497,000	95%
Palmarejo(4)	1,569	0.080	126,000	7,174	0.065	466,000	8,743	0.068	592,000	89%
Rochester(5)	143,686	0.004	503,000	101,118	0.003	300,000	244,804	0.003	803,000	92%
Wharf(9)	9,453	0.031	294,000	15,581	0.022	345,000	25,034	0.026	639,000	95%
Total Gold	155,841		1,143,000	125,356		1,388,000	281,197		2,531,000

	Silver Reserves at December 31, 2015(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	802	6.29	5,048	8,297	4.81	39,871	9,099	4.94	44,919	85-87%
Rochester(5)	96,520	0.53	51,007	54,171	0.52	28,336	150,691	0.53	79,343	61%
San Bartolomé(6)	6,850	3.32	22,742	1,388	3.69	5,122	8,238	3.38	27,864	74-84%
Endeavor(7)	904	2.18	1,969	849	2.12	1,800	1,753	2.15	3,769	50%
Total Silver	105,076		80,766	64,705		75,129	169,781		155,895

	Gold Reserves at December 31, 2015(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Tons (000s)	Grade (oz./ton)	Ounces	Metallurgical Recovery
Kensington(8)	338	0.198	67,008	2,487	0.198	493,293	2,825	0.198	560,301	95%
Palmarejo(4)	802	0.077	62,100	8,297	0.076	628,000	9,099	0.076	690,100	87-90%
Rochester(5)	96,520	0.003	316,000	54,171	0.003	161,000	150,691	0.003	477,000	92%
Wharf(9)	11,791	0.032	374,135	14,984	0.023	337,955	26,775	0.027	712,090	80%
Total Gold	109,451		819,243	79,939		1,620,248	189,390		2,439,491

(1)	Certain definitions:
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
The term “cutoff grade” means the lowest grade of mineralized material considered economic to process. Cutoff grades vary between deposits depending upon prevailing economic conditions, minerability of the deposit, by-products, amenability of the mineralized material to silver or gold extraction and type of milling or leaching facilities available.

(2)
Effective at December 31, 2016, except Endeavor effective July 1, 2016. Assumed metal prices for proven and probable reserves were $17.50 per ounce of silver and $1,250 per ounce of gold, except Endeavor at $1,800 per metric ton of lead, $2,200 per metric ton of zinc, and $20.00 per ounce of silver. Assumed metal prices for estimated 2015 proven and probable reserves were $17.50 per ounce of silver and $1,250 per ounce of gold.

(3)
Mineral reserve estimates, with the exception of Endeavor, were prepared by the Company's technical staff. Endeavor mineral reserve estimates were prepared by the CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(4)
Calculated based on cutoff assuming the metal prices noted above. The cutoff grades for mineral reserves range from 0.52 to 0.58 g/tonne AuEq. AuEq factor based on [($Price Au) / ($Price Ag)] x [(%Recovery Au)/(%Recovery Ag)] x [(%Payable Au)/(%Payable Ag)].

(5)	The cutoff grade for mineral reserves is 2.6 to 3.2 oz/ton AgEq.

(6)	The cutoff grades for mineral reserves range from 81 to 107 g/tonne Ag based on material.

(7)	Effective at July 1, 2016, thus excluding additions or depletions through December 31, 2016. Mineral reserves were estimated with a cutoff grade of 7.0% combined lead and zinc.

(8)	The cutoff grade for mineral reserves is 0.13 oz/ton Au.

(9)	The cutoff grade for mineral reserves is 0.012 oz/ton Au.

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2016(1)(2)(3)(4)
	Tons (000s)		Silver Grade (oz./ton)		Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	4,900	—	3.52	—	0.048
San Bartolomé Mine, Bolivia(6)	1,861	—	2.17	—	—
Kensington Mine, USA(7)	3,125	—	—	—	0.279
Wharf Mine, USA(8)	4,914	—	—	—	0.026
Rochester Mine, USA(9)	69,461	—	0.56	—	0.003
Endeavor Mine, Australia(10)	13,542	—	2.08	—	—
La Preciosa Project, Mexico(11)	38,974	—	2.96	—	0.005
Joaquin Project, Argentina(12)	10,252	—	5.02	—	0.004
Lejano Project, Argentina(13)	631	—	3.09	—	0.011
Total Mineralized Material	147,660

	Mineralized Material at December 31, 2015(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	5,922	4.27	0.056
San Bartolomé Mine, Bolivia(6)	8,060	2.10	—
Kensington Mine, USA(7)	1,832	—	0.283
Wharf Mine, USA(8)	6,564	—	0.025
Rochester Mine, USA(9)	140,951	0.48	0.003
Endeavor Mine, Australia(10)	13,569	2.29	—
La Preciosa Project, Mexico(11)	38,974	2.96	0.005
Joaquin Project, Argentina(12)	10,252	5.02	0.004
Lejano Project, Argentina(13)	631	3.09	0.011
Martha Property, Argentina(14)	57	13.57	0.017
Total Mineralized Material	226,812

(1)
Assumed metal prices for estimated 2016 mineralized material were $19.00 per ounce of silver and $1,275 per ounce of gold, except (a) Endeavor at $2,200 per tonne zinc, $1,800 per tonne lead and $20.00 per ounce of silver. 2016 mineralized material effective December 31, 2016, except where otherwise noted. Assumed metal prices for estimated 2015 mineralized material were $19.00 per ounce of silver and $1,275 per ounce of gold.

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

(6)	Cutoff grades for mineralized material is 95 g/tonne.

(7)	The cutoff grade for mineralized material is 0.13 oz/ton Au.

(8)	The cutoff grade for mineralized material is 0.012 oz/ton Au.

(9)	The cutoff grade for mineralized material is 0.49 oz/ton AgEq.

(10)	Effective July 1, 2016. Prepared by CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(11)	No changes were made to cutoff grades in 2016 for the La Preciosa project.

(12)	No changes were made to cutoff grades in 2016 for the Joaquin project.

(13)	No changes were made to cutoff grades in 2016 for the Lejano project.

(14)	In May 2016, Coeur sold its Martha assets and related liabilities in Argentina.

Item 3.         Legal Proceedings
For a discussion of legal proceedings, see Note 21 - Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

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
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the New York Stock Exchange:

	2016		2015
	High	Low	High	Low
First Quarter	$5.80	$1.73	$7.27	$4.44
Second Quarter	$10.66	$5.55	$6.33	$4.71
Third Quarter	$15.98	$11.26	$5.81	$2.70
Fourth Quarter	$11.81	$8.72	$3.34	$2.41
2016
First Quarter through February 7, 2017	$11.92	$9.74
The Company has not paid cash dividends on its common stock since 1996. Future dividends, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors.
On February 6, 2017, there were outstanding 181,055,852 shares of the Company’s common stock which were held by approximately 1,484 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2011 and ending December 31, 2016 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., Centerra Gold Inc., First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, Primero Mining Corp, Silver Standard Resources, Inc., Stillwater Mining Company and Tahoe Resources Inc. ("New Peer Group"). The Company formerly used a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., Allied Nevada Gold Corporation, Centerra Gold Inc. First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, New Gold Inc., Pan American Silver Corporation, Silver Standard Resources, Inc. and Stillwater Mining Company ("Old Peer Group"). The Company has determined that the New Peer Group is a more relevant group of companies for purposes of the comparison of cumulative total return contained in the performance graph.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2012	Dec. 2013	Dec. 2014	Dec. 2015	Dec. 2016
Coeur Mining	101.91	44.95	21.17	10.27	37.66
S&P 500 Index	116.00	153.57	174.60	177.01	198.18
New Peer Group	109.93	65.46	67.48	52.48	85.49
Old Peer Group	111.13	62.69	60.07	50.18	96.76

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2015 and ending December 31, 2016 to the S&P 500 and the New Peer Group. The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Jan-16	Feb-16	Mar-16	Apr-16	May-16	June-16	July-16	Aug-16	Sept-16	Oct-16	Nov-16	Dec-16
Coeur Mining	89.11	155.65	226.61	326.61	303.63	429.84	617.74	513.71	477.02	450.81	389.11	366.53
S&P 500 Index	95.04	94.91	101.35	101.74	103.57	103.84	107.66	107.82	107.84	105.87	109.79	111.96
New Peer Group	98.39	126.11	138.23	179.79	160.14	200.91	221.19	184.02	194.12	181.86	161.53	162.91
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

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

	Year ended December 31,
	2016	2015	2014	2013	2012
Revenue	$665,777	$646,086	$635,742	$745,994	$895,492
Costs applicable to sales	409,541	479,654	477,945	463,663	454,562
Net income (loss)	$55,352	$(367,183)	$(1,186,874)	$(650,563)	$48,677

Basic net income (loss) per share	$0.35	$(2.83)	$(11.59)	$(6.65)	$0.54
Diluted net income (loss) per share	$0.34	$(2.83)	$(11.59)	$(6.65)	$0.54

	At December 31,
	2016	2015	2014	2013	2012
Total assets	$1,318,909	$1,332,489	$1,436,569	$2,885,978	$3,221,401
Reclamation and mine closure liabilities	$99,326	$85,268	$70,814	$58,428	$35,338
Debt, including current portion	$210,896	$490,410	$468,546	$297,823	$55,730
Stockholders’ equity	$768,487	$421,476	$554,328	$1,730,567	$2,198,280

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively “the Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of non-GAAP measures, please see “Non-GAAP Financial Performance Measures” at the end of this item.
We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a 60:1 ratio of silver ounces to gold ounces unless otherwise noted. We also provide realized silver equivalent data determined by average spot silver and gold prices during the relevant period.
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
2016 Highlights

•	Net income of $55.4 million ($0.34 per share) and adjusted net income of $47.8 million ($0.29 per share) (see “Non-GAAP Financial Performance Measures”)

•	Production of 36.3 million silver equivalent ounces, consisting of 14.8 million silver ounces and 358,170 gold ounces

•	Costs applicable to sales were $11.87 per silver equivalent ounce ($11.12 per average spot silver equivalent ounce) and $705 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs were $16.08 per silver equivalent ounce ($14.27 per average spot silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow of $125.8 million and adjusted EBITDA of $215.2 million (see “Non-GAAP Financial Performance Measures”)

•
Reduced debt by 57%, primarily through the $99.0 million voluntary repayment of the Term Loan due 2020 (“Term Loan”) and the repurchase of $200.8 million aggregate principal of the 7.875% Senior Notes due 2021 (“Senior Notes”)

•
Satisfied minimum obligation under the Palmarejo royalty agreement; now operating under gold stream agreement with more favorable terms ($800 per ounce purchase price rather than $416 per ounce cost contribution under former royalty agreement) that are expected to significantly increase free cash flow at Palmarejo

•	Sale of non-core royalty assets completed for total consideration of $23.8 million, including $1.7 million in contingent consideration

•	Capital expenditures of $101.0 million, primarily for the development of the Jualin deposit at Kensington and the Guadalupe and Independencia mines at Palmarejo

•	Completed two “at the market” stock offerings, selling a combined 26.9 million shares of common stock for net proceeds of $269.6 million

•	Cash and cash equivalents of $162.2 million at December 31, 2016

Selected Financial and Operating Results

	Year ended December 31,
	2016	2015	2014
Metal sales	$662,497	639,236	632,526
Net income (loss)	$55,352	(367,183)	(1,186,874)
Net income (loss) per share, diluted	$0.34	(2.83)	(11.59)
Adjusted net income (loss)(1)	$47,783	(103,642)	(175,442)
Adjusted net income (loss) per share, diluted(1)	$0.29	(0.80)	(1.71)
EBITDA(1)	$161,194	(203,992)	(1,405,146)
Adjusted EBITDA(1)	$215,160	127,851	92,001
Silver ounces produced	14,828,342	15,900,614	17,188,425
Gold ounces produced	358,170	327,908	249,384
Silver equivalent ounces produced	36,318,542	35,575,094	32,151,465
Silver ounces sold	14,344,806	16,506,819	17,423,662
Gold ounces sold	338,131	335,882	242,655
Silver equivalent ounces sold	34,632,666	36,659,759	31,982,962
Average realized price per silver ounce	$17.18	$15.46	$18.87
Average realized price per gold ounce	$1,230	$1,143	$1,252
Costs applicable to sales per silver equivalent ounce(1)	$11.87	$13.23	$14.71
Costs applicable to sales per average spot silver equivalent ounce(1)	$11.12	$12.31	$14.24
Costs applicable to sales per gold equivalent ounce(1)	$705	$768	$951
All-in sustaining costs per silver equivalent ounce(1)	$16.08	$16.50	$19.72
All-in sustaining costs per average spot silver equivalent ounce(1)	$14.27	$14.62	$18.81

(1)	See “Non-GAAP Financial Performance Measures.”

Consolidated Financial Results
2016 compared to 2015
Net Income (Loss)
Net income was $55.4 million ($0.34 per share) compared to a Net loss of $367.2 million ($2.83 per share).  The increase in Net income is primarily due to asset write-downs in 2015 and higher gold production, a reduction in deferred tax valuation allowances and other deferred tax benefits, higher average realized silver and gold prices, lower all-in sustaining costs per silver equivalent ounce, and lower interest expense, partially offset by lower silver production and unfavorable fair value adjustments.
Revenue
Metal sales increased due to an 11% and 8% increase in average realized silver and gold prices, respectively, and higher gold ounces sold, partially offset by lower silver ounces sold. The Company sold 14.3 million silver ounces and 338,131 gold ounces, compared to sales of 16.5 million silver ounces and 335,882 gold ounces. Gold contributed 63% of sales and silver contributed 37%, compared to 60% of sales from gold and 40% from silver. Royalty revenue was lower due to the Company's divestiture of several non-core royalty assets in 2016.
Costs Applicable to Sales
Costs applicable to sales decreased due to lower silver and gold unit costs and lower silver ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $20.6 million, or 14%, primarily due to lower silver equivalent ounces sold and lower amortizable mineral interest and mining equipment that resulted from the 2015 write-down.
Expenses
General and administrative expenses decreased 11% due to lower professional services and compensation costs.

Exploration expense increased $1.3 million, due to the Company's expansion of drilling activities at Palmarejo, Kensington and Rochester as well as regional exploration with a focus on projects in Nevada and Chihuahua, Mexico.
Pre-development, reclamation, and other expenses decreased 3% to $17.2 million as a result of lower transaction related costs.
Write-downs were $4.4 million ($3.9 million net of tax) compared to $313.3 million ($276.5 million net of tax). The $4.4 million ($3.9 million net of tax) write-downs in 2016 were primarily related to the Company's silver stream on the Endeavor mine in Australia as a result of the decision by the mine operator to significantly curtail production due to low lead and zinc prices.
Other Income and Expenses
In 2016, the Company incurred a loss of $21.4 million on the extinguishment of debt in connection with the repayment of the Term Loan and a portion of its outstanding Senior Notes compared to a $15.9 million gain on the exchange of Senior Notes for common stock in 2015.
Non-cash fair value adjustments, net, were a loss of $11.6 million compared to a gain of $5.2 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty (termination effective in the third quarter of 2016) and the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $1.2 million) decreased to $36.9 million from $45.7 million, primarily due to the repayment of the Term Loan, the redemption of $200.8 million of Senior Notes and lower accretion of the terminated Palmarejo gold production royalty obligation.
Other, net increased by $17.8 million, primarily due to a $5.3 million pre-tax gain on the sale of Martha assets in Argentina, a $7.8 million pre-tax gain on the sale of non-core royalty assets, and gains from the sale of investments.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2016	2015
Income and mining tax (expense) benefit at statutory rate	$(390)	$137,706
State tax provision from continuing operations	336	(2,075)
Change in valuation allowance	61,146	(101,027)
Percentage depletion	983	—
Uncertain tax positions	(4,619)	(1,947)
U.S. and foreign non-deductible expenses	(5,764)	1,365
Mineral interest related	—	(19,310)
Foreign exchange rates	19,701	22,350
Foreign inflation and indexing	2,794	1,117
Foreign tax rate differences	413	(15,980)
Foreign withholding and other taxes	(13,478)	8,140
Foreign tax credits and other, net	102	(4,076)
Legal entity reorganization	(6,985)	—
Income and mining tax (expense) benefit	$54,239	$26,263
Income and mining tax benefit of approximately $54.2 million results in an effective tax rate of 4,873% for 2016. This compares to income tax benefit of $26.3 million or effective tax rate of 6.7% for 2015. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The 2016 effective tax rate differs from 2015 primarily due to the completion of a legal entity reorganization to integrate recent acquisitions resulting in a valuation allowance release of $40.8 million, recording a $15.0 million deferred tax benefit related to unremitted earnings, changes in valuation allowances on deferred tax assets, including the impacts of mineral interest impairments, and lower foreign withholding taxes.
The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, impacts of mineral interest impairments, full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense and uncertain tax positions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates.

Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31, 2016		Year ended December 31, 2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(13,112)	$4,216	$(43,924)	$(527)
Argentina	3,099	124	(3,869)	(482)
Mexico	(5,268)	45,801	(250,054)	26,713
Bolivia	11,738	6,252	(76,739)	(5,154)
Other jurisdictions	4,656	(2,154)	(18,860)	5,713
	$1,113	$54,239	$(393,446)	$26,263
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
2015 compared to 2014
Net Income (Loss)
Net loss was $367.2 million ($2.83 per share) compared to a Net loss of $1,186.9 million ($11.59 per share). The lower Net loss in 2015 is primarily due to lower write-downs, higher gold ounces sold, lower costs applicable to sales per silver and gold ounce, and lower general and administrative expenses, partially offset by lower average realized silver and gold prices and lower silver ounces sold.
Revenue
Metal sales increased 2% due to higher gold ounces sold, partially offset by lower average realized silver and gold prices and lower silver ounces sold. The Company realized average silver and gold prices of $15.46 per ounce and $1,143 per ounce, respectively, compared with average realized prices of $18.87 per ounce and $1,252 per ounce, respectively. The Company sold
16.5 million silver ounces and 335,882 gold ounces, compared to sales of 17.4 million silver ounces and 242,655 gold ounces. Gold contributed 60% of sales and silver contributed 40%, compared to 48% of sales from gold and 52% from silver. Royalty revenue increased $3.6 million due to commencement of production at the Correnso mine, as well as higher production from Cerro Bayo and El Gallo mines (Coeur Capital held royalties on each of these mines).
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
Write-downs were $313.3 million ($276.5 million net of tax) compared to $1,472.7 million ($1,021.8 million net of tax).
The non-cash impairment charges were largely driven by decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. The 2015 write-down was primarily related to the Palmarejo complex, San Bartolomé, and Coeur Capital.

Other Income and Expenses
In 2015, the Company incurred a $15.9 million gain on the exchange of the Senior Notes for common stock.
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
Other, net decreased by $10.7 million, primarily due to changes in foreign currency exchange rates.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2015	2014
Income and mining tax (expense) benefit at statutory rate	$137,706	$565,295
State tax provision from continuing operations	(2,075)	20,253
Change in valuation allowance	(101,027)	(151,191)
Uncertain tax positions	(1,947)	(4,425)
U.S. and foreign non-deductible expenses	1,365	(4,892)
Mineral interest related	(19,310)	—
Foreign exchange rates	22,350	23,672
Foreign inflation and indexing	1,117	3,765
Foreign tax rate differences	(15,980)	(63,930)
Foreign withholding and other taxes	8,140	82,884
Foreign tax credits and other, net	(4,076)	(43,177)
Income and mining tax (expense) benefit	$26,263	$428,254

Income and mining tax benefit of approximately $26.3 million results in an effective tax rate of 6.7% for 2015. This compares to income tax benefit of $428.3 million or effective tax rate of 26.5% for 2014. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The 2015 effective tax rate differs from 2014 primarily due to changes in valuation allowances on deferred tax assets, including the impacts of mineral interest impairments, and lower foreign withholding taxes.
The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, impacts of mineral interest impairments, full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, mining tax expense and uncertain tax positions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

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

2017 Outlook
In 2017, through our focus on operational excellence, cost reduction initiatives, and capital discipline, we expect to achieve the following:

•	A 9% increase in silver equivalent[1] production driven by the continued ramp-up of Palmarejo underground operations

•	AISC between $15.75 - $16.25 per AgEqOz[1] consistent with 2016 result of $16.08 per AgEqOz[1]

•	Higher capital investment driven by carry-over from 2016 and ongoing projects at Palmarejo, Rochester and Kensington

•	Higher exploration primarily due to step-out drilling at Palmarejo and definition drilling at La Preciosa
2017 Production Outlook

(silver and silver equivalent ounces in thousands)	Silver	Gold	Silver Equivalent[1]
Palmarejo	6,500 - 7,000	110,000 - 120,000	13,100 - 14,200
Rochester	4,200 - 4,700	47,000 - 52,000	7,020 - 7,820
San Bartolomé	5,400 - 5,900	—	5,400 - 5,900
Endeavor	300 - 400	—	300 - 400
Kensington	—	120,000 - 125,000	7,200 - 7,500
Wharf	—	85,000 - 90,000	5,100 - 5,400
Total	16,400 - 18,000	362,000 - 387,000	38,120 - 41,220
2017 Cost Outlook

(dollars in millions, except per ounce amounts)	2017 Guidance
CAS per AgEqOz[1] – Palmarejo	$10.00 - $10.50
CAS per AgEqOz[1] – Rochester	$11.50 - $12.00
CAS per AgOz[1] – San Bartolomé	$14.00 - $14.50
CAS per AuOz[1] – Kensington	$800 - $850
CAS per AuEqOz[1] – Wharf	$775 - $825
Capital Expenditures	$115 - $135
General and Administrative Expenses	$28 - $32
Exploration Expense	$23 - $25
AISC per AgEqOz[1]	$15.75 - $16.25

(1)	See “Non-GAAP Financial Performance Measures.”

Results of Operations
The Company produced 14.8 million ounces of silver and 358,170 ounces of gold in the year ended December 31, 2016, compared to 15.9 million ounces of silver and 327,908 ounces of gold in the year ended December 31, 2015. Silver production decreased 6.7% due to lower mill throughput at Palmarejo as the mine transitioned to a lower-tonnage, higher-grade, higher-margin underground operation, timing of leach pad recoveries at Rochester, and lower mining rates at Endeavor. Gold production increased 9.2% due to higher grade and recovery at Palmarejo, higher grade and tons placed at Wharf as well as a full-year of production at Wharf.
The Company produced 15.9 million ounces of silver and 327,908 ounces of gold in the year ended December 31, 2015, compared to 17.2 million ounces of silver and 249,384 ounces of gold in the year ended December 31, 2014. Silver production decreased due to lower throughput at Palmarejo and San Bartolomé, partially offset by higher grade and tons placed at Rochester. Gold production increased due to the acquisition of Wharf and higher throughput at Kensington.
Costs applicable to sales were $11.87 per silver equivalent ounce ($11.12 per average spot silver equivalent ounce) and $705 per gold equivalent ounce in the year ended December 31, 2016 compared to $13.23 per silver equivalent ounce ($12.31 per average spot silver equivalent ounce) and $768 per gold equivalent ounce in the year ended December 31, 2015. Costs applicable to sales per silver equivalent ounce decreased 10% in 2016 due to lower unit costs at Palmarejo, Rochester, and San Bartolomé, partially offset by higher unit costs at Endeavor. Costs applicable to sales per gold equivalent ounce decreased 8% in 2016 due to lower unit costs at Wharf and Kensington.
Costs applicable to sales were $13.23 per silver equivalent ounce ($12.31 per average spot silver equivalent ounce) and $768 per gold equivalent ounce in the year ended December 31, 2015 compared to $14.71 per silver equivalent ounce ($14.24 per average spot silver equivalent ounce) and $951 per gold equivalent ounce in the year ended December 31, 2014. Costs applicable to sales per silver equivalent ounce decreased in 2015 due to lower unit costs at Rochester and Palmarejo. Costs applicable to sales per gold equivalent ounce decreased in 2015 due to lower unit costs at Kensington and the addition of Wharf.
All-in sustaining costs were $16.08 per silver equivalent ounce ($14.27 per average spot silver equivalent ounce) in the year ended December 31, 2016, compared to $16.50 per silver equivalent ounce ($14.62 per average spot silver equivalent ounce) in the year ended December 31, 2015. The 3% decrease in all-in sustaining costs per silver equivalent ounce in 2016 was primarily due to lower costs applicable to sales per consolidated silver equivalent ounce and lower general and administrative costs, partially offset by higher sustaining capital expenditures and exploration expense.
All-in sustaining costs were $16.50 per silver equivalent ounce ($14.62 per average spot silver equivalent ounce) in the year ended December 31, 2015, compared to $19.72 per silver equivalent ounce ($18.81 per average spot silver equivalent ounce) in the year ended December 31, 2014. The 16% reduction in all-in sustaining costs per silver equivalent ounce in the year ended December 31, 2015 was primarily due to lower costs applicable to sales per consolidated silver equivalent ounce, lower sustaining capital expenditures, and lower general and administrative costs.
Palmarejo

	Year ended December 31,
	2016	2015	2014
Tons milled	1,078,888	1,616,668	2,135,088
Silver ounces produced	4,442,164	5,148,612	6,558,091
Gold ounces produced	73,913	70,922	86,673
Silver equivalent ounces produced	8,876,944	9,403,932	11,758,471
Costs applicable to sales per silver equivalent oz(1)	$10.72	$14.07	$15.40
Costs applicable to sales per average spot silver equivalent oz(1)	$9.73	$12.75	$14.69

(1)	See Non-GAAP Financial Performance Measures.
2016 compared to 2015
During the third quarter of 2016, the minimum ounce obligation under the Palmarejo gold production royalty was satisfied and Palmarejo is now operating under a gold stream agreement with more favorable terms that are expected to significantly increase free cash flow.

Silver equivalent production decreased 6% due to planned lower mill throughput as the mine transitioned to lower-tonnage, higher-grade, higher-margin underground mines at Guadalupe and Independencia. Metal sales were $141.3 million, or 21% of Coeur's metal sales, compared with $169.1 million, or 27% of Coeur's metal sales. Costs applicable to sales per ounce decreased 24% as a result of lower waste tons mined, lower milling, diesel and consumables costs, and favorable currency exchange rates. Amortization increased to $36.6 million compared to $32.4 million, primarily due to production from Guadalupe and Independencia. Capital expenditures remained comparable at $35.8 million as the Company continues underground development at Guadalupe and Independencia.
2015 compared to 2014
Silver equivalent production decreased 20% due to planned lower mill throughput as the mine transitioned to a lower-tonnage, higher grade underground operation from a predominantly open pit operation. Metal sales were $169.1 million, or 27% of Coeur's metal sales, compared with $244.0 million, or 39% of Coeur's metal sales due to lower production and the addition of Wharf. Costs applicable to sales per ounce decreased as a result of lower waste tons mined, lower milling, diesel, and consumables costs, favorable currency exchange rates, and lower maintenance costs due to the wind-down of open pit mining. Amortization decreased to $32.4 million compared to $69.4 million due to lower production and amortizable mineral interests and mining equipment. Capital expenditures increased to $36.0 million compared to $26.1 million due to the underground development of the Guadalupe and Independencia deposits.
Rochester

	Year ended December 31,
	2016	2015	2014
Tons placed	19,555,998	16,414,302	14,739,808
Silver ounces produced	4,564,138	4,630,738	4,189,071
Gold ounces produced	50,751	52,588	44,888
Silver equivalent ounces produced	7,609,198	7,786,018	6,882,351
Costs applicable to sales per silver equivalent oz(1)	$11.90	$12.41	$14.49
Costs applicable to sales per average spot silver equivalent oz(1)	$10.97	$11.32	$13.94

(1)	See Non-GAAP Financial Performance Measures.
2016 compared to 2015

Silver equivalent production decreased 2% due to lower silver grades and timing of recoveries, partially offset by higher tons placed. Metal sales were $139.9 million, or 21% of Coeur’s metal sales, compared with $143.9 million, or 23% of Coeur's metal sales. Costs applicable to sales per silver equivalent ounce decreased 4%, primarily due to lower mining and processing costs. Amortization decreased to $21.8 million compared to $23.9 million due to lower silver and gold production. Capital expenditures decreased to $16.4 million compared to $25.3 million due to the completion of the in-pit crusher expansion and Stage III buttress construction in 2015.
2015 compared to 2014
Silver equivalent production increased 13% as a result of higher tons placed, higher silver grades, and timing of recoveries. Metal sales were $143.9 million, or 23% of Coeur’s metal sales, compared with $123.8 million, or 20% of Coeur's metal sales. Costs applicable to sales per silver equivalent ounce decreased due to higher production, lower diesel costs, and lower equipment rentals. Amortization was $23.9 million compared to $20.8 million due to higher production. Capital expenditures were $25.3 million compared to $11.9 million due to in-pit crusher expansion and Stage III buttress construction in 2015.
Kensington

	Year ended December 31,
	2016	2015	2014
Tons milled	620,209	660,464	635,960
Gold ounces produced	124,331	126,266	117,823
Costs applicable to sales/oz(1)	$795	$803	$951

(1)	See Non-GAAP Financial Performance Measures.

2016 compared to 2015
Gold production decreased 2% due to mill downtime caused by a blocked tailings line at the end of September, partially offset by higher grade. Metal sales were $146.6 million, or 22% of Coeur's metal sales, compared to $148.7 million, or 23% of Coeur’s metal sales. Costs applicable to sales per ounce were 1% lower, primarily due to lower diesel costs. Amortization was $34.8 million compared to $42.2 million due to lower production. Capital expenditures were $36.8 million compared to $23.8 million, due to the continued development of the high-grade Jualin deposit.
2015 compared to 2014
Gold production increased 7% due to higher grade and mill throughput. Metal sales were $148.7 million, or 23% of Coeur's metal sales, compared to $137.0 million which represented 22% of Coeur’s metal sales. Costs applicable to sales per ounce decreased due to higher production, lower diesel costs, and lower contract mining services. Amortization was $42.2 million compared to $43.6 million due to lower amortizable mineral interests and mining equipment, partially offset by higher production. Capital expenditures were $23.8 million compared to $16.2 million, due to the underground development of the high-grade Jualin deposit.
Wharf

	Year ended December 31,
	2016	2015(1)	2014
Tons placed	4,268,105	3,600,279	—
Gold ounces produced	109,175	78,132
Silver ounces produced	105,144	55,744	—
Gold equivalent ounces produced(2)	110,927	79,061	—
Costs applicable to sales per gold equivalent oz(2)	$606	$706	$—

(1)	Amounts are post-acquisition (February 20, 2015).

(2)	See Non-GAAP Financial Performance Measures.
2016 compared to 2015
Gold equivalent production increased 40% due to higher grade and tons placed, higher plant recovery rates and a full-year of attributable production. Metal sales were $136.7 million, or 21% of Coeur's metal sales, compared to $84.1 million, or 13% of Coeur's metal sales. Costs applicable to sales per gold equivalent ounce decreased 14%, primarily due to lower mining and leaching costs, partially offset by a $3.7 million inventory write-down related to lower expected recoveries from leach pad 3. Amortization was $20.6 million compared to $16.4 million due to higher production. Capital expenditures were $4.8 million compared to $3.2 million due to the acquisition of additional equipment and capitalized drilling.
2015 compared to 2014
Gold production was 78,132 ounces in the post-acquisition period after February 20, 2015. Metal sales were $84.1 million, or 13% of Coeur's metal sales. Costs applicable to sales per gold equivalent ounce were $706 per ounce and amortization was $16.4 million. Capital expenditures were $3.2 million and primarily consisted of pad re-lining and capitalized drilling.
San Bartolomé

	Year ended December 31,
	2016	2015	2014
Tons milled	1,666,787	1,713,079	1,749,423
Silver ounces produced	5,468,898	5,436,353	5,851,678
Costs applicable to sales/oz(1)	$13.71	$13.80	$14.29

(1)	See Non-GAAP Financial Performance Measures.
2016 compared to 2015
Silver production increased 1% as higher levels of purchased ore offset lower mining rates despite a water shortage resulting from nationwide drought conditions. Silver sales were $93.9 million, or 14% of Coeur's metal sales, compared with $84.7 million, or 13% of Coeur's metal sales. Costs applicable to sales per ounce decreased due to lower consumables costs. Amortization was $6.6 million compared to $17.8 million due to lower amortizable mineral interest and mining equipment. Capital expenditures were $6.6 million compared to $6.2 million.

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

Coeur Capital

	Year ended December 31,
Endeavor Silver Stream	2016	2015	2014
Tons milled	219,430	767,314	792,694
Silver ounces produced	247,998	629,167	589,585
Costs applicable to sales/oz(1)	$6.56	$5.72	$7.17

(1)	See Non-GAAP Financial Performance Measures.
2016 compared to 2015
Silver production at Endeavor decreased as a result of the mine operator's decision to significantly curtail production due to low lead and zinc prices. Costs applicable to sales per ounce increased due to the impact of higher silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Amortization was $1.1 million compared to $9.0 million due to lower production and lower amortizable mineral interest.
2015 compared to 2014
Silver production increased due to higher grade, partially offset by lower throughput. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company's silver price sharing agreement with the Endeavor mine operator. Royalty revenue was $6.9 million compared to $3.2 million due to commencement of production from the Correnso mine as well as higher production from the Cerro Bayo and El Gallo mines. Amortization was $9.0 million compared to $7.0 million due higher production.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the years ended December 31, 2016, 2015, and 2014 was $125.8 million, $113.5 million and $53.5 million, respectively, and was impacted by the following key factors:

	Year ended December 31,
	2016	2015	2014
Consolidated silver equivalent ounces sold	34,632,666	36,659,759	31,982,962
Average realized price per consolidated silver equivalent ounce(1)	$19.13	$17.44	$19.78
Costs applicable to sales per consolidated silver equivalent ounce (1)	(11.83)	(13.08)	(14.94)
Operating margin per consolidated silver equivalent ounce	$7.30	$4.36	$4.84

(1)	See Non-GAAP Financial Performance Measures.

	Year ended December 31,
In thousands	2016	2015	2014
Cash flow before changes in operating assets and liabilities	$164,154	$70,019	$31,046
Changes in operating assets and liabilities:
Receivables	9,011	17,560	(11,611)
Prepaid expenses and other	(826)	(3,063)	5,635
Inventories	(35,591)	19,573	12,971
Accounts payable and accrued liabilities	(10,931)	9,453	15,507
CASH PROVIDED BY OPERATING ACTIVITIES	$125,817	$113,542	$53,548
Cash provided by operating activities increased $12.3 million in 2016 compared to 2015 due to higher average realized prices and lower costs applicable to sales per consolidated silver equivalent ounce, partially offset by lower silver ounces sold and unfavorable working capital adjustments. Metal sales for 2016 increased $23.3 million, $57.7 million due to higher average realized prices partially offset by $34.4 million from lower silver equivalent ounces sold. The $38.3 million working capital increase in 2016 was primarily due to higher precious metals inventory and ore on leach pads, compared to the $43.5 million working capital decrease in 2015 due to lower precious metals inventory and collection of accounts receivable.
Cash provided by operating activities increased $60.0 million in 2015 compared to 2014 due to higher silver equivalent ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by lower average realized prices. Metal sales for 2015 increased by $92.4 million due to higher silver equivalent ounces sold, mostly offset by a $85.9 million reduction due to lower average realized prices. The $43.5 million working capital decrease for 2015 was primarily due to a reduction of metal inventory and collection of accounts receivable, compared to the $22.5 million working capital decrease for 2014, which was primarily due to a reduction of inventory.
Cash Used in Investing Activities
Net cash used in investing activities in 2016 was $83.4 million compared to $211.3 million in 2015, primarily due to proceeds from the sales of non-core assets and the Wharf acquisition in 2015. The Company had capital expenditures of $101.0 million in 2016 compared with $95.2 million in 2015. Capital expenditures in both periods primarily related to underground development at Palmarejo and Kensington.
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
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in 2016 was $80.2 million compared to a $29.0 million source in 2015. During 2016, the Company voluntarily repaid the Term Loan for $103.4 million and redeemed $190 million aggregate principal amount of its Senior Notes. The Company received net proceeds of $269.6 million from the sale of 26.9 million shares of its common stock in connection with the $75.0 million and $200.0 million “at the market” stock offerings.

Net cash provided by financing activities in 2015 was $29.0 million compared to $93.0 million in 2014. During 2015, the Company entered into a $50 million short-term loan which was subsequently repaid upon entering into the $100 million Term Loan. In 2014, the Company completed a follow-on offering of $150 million of its Senior Notes.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2016 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations:
Senior Notes, net	$177,997	$—	$—	$177,997	$—
Interest on debt	63,078	14,017	28,035	21,026	—
	241,075	14,017	28,035	199,023	—

Capital lease obligations(1)	37,346	13,292	17,449	6,561	44

Operating lease obligations:
Hyak mining lease	4,591	287	574	574	3,156
Operating leases	35,638	13,422	10,244	6,412	5,560
	40,229	13,709	10,818	6,986	8,716
Other long-term obligations:
Reclamation and mine closure(2)	300,077	3,522	6,325	17,702	272,528
Severance payments(3)	8,653	3,049	—	—	5,604
Unrecognized tax benefits(4)	23,410	—	—	—	—
	332,140	6,571	6,325	17,702	278,132
Total	$650,790	$47,589	$62,627	$230,272	$286,892

(1)	The Company has entered into various capital lease agreements for commitments primarily over the next two years.

(2)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim mining properties. This amount will decrease as reclamation work is completed. Amounts shown on the table are undiscounted.

(3)	Accrued government-mandated severance at the Palmarejo complex and San Bartolomé mine.

(4)	The Company is unable to reasonably estimate the timing of recognition of unrecognized tax benefits beyond 2016 due to uncertainties in the timing of the effective settlement of tax positions.
Environmental Compliance Expenditures
For the years ended December 31, 2016, 2015, and 2014, the Company spent $6.9 million, $6.8 million, and $5.6 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2017 will be approximately $7.8 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

Other Liquidity Matters
The Company reduced debt by $279.5 million, or 57% during 2016. Together with higher adjusted EBITDA, the Company continues to significantly reduce its financial leverage. We believe that our liquidity and capital resources from U.S. operations are adequate to fund our U.S. operations and corporate activities.
The Company has asserted indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.
In order to reduce future cash interest payments, and/or amounts due at maturity or upon redemption, from time to time we may repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We regularly engage in conversations with our bondholders and evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any such transactions may occur at a substantial discount to the debt securities' face amount. For additional information, please see the section titled “Risk Factors” included in Item 1A.

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
Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, the reported amounts of revenue and expenses during the reporting period, and mined reserves. There can be no assurance that actual results will not differ from those estimates. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. Mineral reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, mine geology, mining methods and the related costs to develop and mine the reserves. Changes in these assumptions could result in material adjustments to the Company’s reserve estimates. The Company uses reserve estimates in determining the units-of-production amortization and evaluating mine assets for potential impairment.
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
Write-downs
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. During 2016, 2015, and 2014, we recorded impairments of $4.4 million, $313.3 million, and $1,472.7 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. See Note 4 -- Write-Downs for additional detail.

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

The Company has asserted indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. For the years 2016 and 2015, the Company had no unremitted earnings from these specific foreign operations. As a result, the Company does not record a U.S. deferred tax liability for the foreign earnings that meet the indefinite reversal criteria. Refer to Note 9 -- Income and Mining Taxes for further discussion on our assertion.

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
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company's operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management's determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts. The tax effect of adjustments are based on statutory tax rates and the Company's tax attributes, including the impact through the Company's valuation allowance. The combined effective rate of tax adjustments may not be consistent with the statutory tax rates or the Company's effective tax rate due to jurisdictional tax attributes and related valuation allowance impacts which may minimize the tax effect of certain adjustments and may not apply to gains and losses equally. Adjusted net income (loss) is reconciled to Net income (loss) in the table below:

	Year ended December 31,
In thousands except per share amounts	2016	2015	2014
Net income (loss)	$55,352	$(367,183)	$(1,186,874)
Fair value adjustments	11,581	(5,202)	(3,618)
Impairment of marketable securities	703	2,346	6,593
Write-downs	4,446	313,337	1,472,721
Inventory adjustment	3,689	—	—
(Gain) loss on sale of assets and securities	(11,334)	352	530
(Gain) loss on debt extinguishments	21,365	(15,916)	—
Loss on Revolving Credit Facility termination	—	—	3,035
Corporate reorganization costs	—	647	—
Transaction costs	1,199	2,112	—
Deferred tax on reorganization	(40,767)	—	—
Foreign exchange (gain) loss	(1,034)	1,599	(16,159)
Tax effect of adjustments(1)	2,583	(35,734)	(451,670)
Adjusted net income (loss)	$47,783	$(103,642)	$(175,442)

Adjusted net income (loss) per share - Basic	$0.30	$(0.80)	$(1.71)
Adjusted net income (loss) per share - Diluted	$0.29	$(0.80)	$(1.71)

(1)
For the year ended December 31, 2016, tax effect of adjustments of $2.6 million (8%) is primarily related to a taxable gain on the sale of assets and the tax valuation allowance impact from an asset write-down, partially offset by tax benefit from fair value adjustments.

For the year ended December 31, 2015, tax effect of adjustments of $(35.7) million (-12%) is primarily related to the tax benefit from write-downs of the Palmarejo complex, San Bartolomé, and Coeur Capital.

For the year ended December 31, 2014, tax effect of adjustments of $(451.7) million (-30%) is primarily related to the tax benefit from write-downs of the Palmarejo complex and La Preciosa Project.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company's operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the Company's Senior Notes indenture to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the table below:

	Year ended December 31,
In thousands except per share amounts	2016	2015	2014
Net income (loss)	$55,352	$(367,183)	$(1,186,874)
Interest expense, net of capitalized interest	36,920	45,703	47,546
Income tax provision (benefit)	(54,239)	(26,263)	(428,254)
Amortization	123,161	143,751	162,436
EBITDA	161,194	(203,992)	(1,405,146)
Fair value adjustments, net	11,581	(5,202)	(3,618)
Impairment of equity securities	703	2,346	6,593
Foreign exchange losses	10,720	15,769	(470)
(Gain) loss on sale of assets and securities	(11,334)	352	530
(Gain) loss on debt extinguishment	21,365	(15,916)	—
Corporate reorganization costs	—	647	—
Transaction costs	1,199	2,112	—
Asset retirement obligation accretion	8,369	8,191	5,568
Inventory adjustments and write-downs	6,917	10,207	15,823
Write-downs	4,446	313,337	1,472,721
Adjusted EBITDA	$215,160	$127,851	$92,001
Costs Applicable to Sales and All-in Sustaining Costs

Management uses Costs applicable to sales (“CAS”) and All-in sustaining costs (“AISC”) to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing silver and gold, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes converting the benefit from selling gold into silver equivalent ounces best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. At December 31, 2016, the Company adjusted its realized silver equivalent ounce calculation to reflect average spot metal prices, rather than using the Company's average realized metal prices to enhance comparability among our peers. Other companies may calculate CAS and AISC differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit rather than converting to silver equivalent ounces, differences in the determination of sustaining capital expenditures, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Year Ended December 31, 2016

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$117,419	$111,564	$80,799	$2,363	$312,145	$131,518	$87,000	$218,518	$530,663
Amortization	36,599	21,838	6,633	644	65,714	34,787	20,621	55,408	121,122
Costs applicable to sales	$80,820	$89,726	$74,166	$1,719	$246,431	$96,731	$66,379	$163,110	$409,541
Silver equivalent ounces sold	7,538,311	7,542,740	5,411,057	262,078	20,754,186				34,632,666
Gold equivalent ounces sold						121,688	109,620	231,308
Costs applicable to sales per ounce	$10.72	$11.90	$13.71	$6.56	$11.87	$795	$606	$705	$11.83

Costs applicable to sales per average spot ounce	$9.73	$10.97			$11.12				$10.50

Costs applicable to sales									$409,541
Treatment and refining costs									4,307
Sustaining capital(1)									77,841
General and administrative									29,376
Exploration									12,930
Reclamation									15,504
Project/pre-development costs									7,481
All-in sustaining costs									$556,980
Silver equivalent ounces sold									20,754,186
Kensington and Wharf silver equivalent ounces sold									13,878,480
Consolidated silver equivalent ounces sold									34,632,666
All-in sustaining costs per silver equivalent ounce									$16.08

All-in sustaining costs per average spot silver equivalent ounce									$14.27

(1)	Excludes development capital for Jualin, Independencia, Guadalupe South Portal and Rochester expansion permitting.

Year Ended December 31, 2015

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$170,899	$127,900	$93,625	$9,059	$401,483	$147,880	$68,575	$216,455	$617,938
Amortization	32,423	23,906	17,798	5,539	79,666	42,240	16,378	58,618	138,284
Costs applicable to sales	$138,476	$103,994	$75,827	$3,520	$321,817	$105,640	$52,197	$157,837	$479,654
Silver equivalent ounces sold	9,840,705	8,377,823	5,495,369	615,022	24,328,919				36,659,759
Gold equivalent ounces sold						131,553	73,961	205,514
Costs applicable to sales per ounce	$14.07	$12.41	$13.80	$5.72	$13.23	$803	$706	$768	$13.08

Costs applicable to sales per average spot ounce	$12.75	$11.32			$12.31				$11.60

Costs applicable to sales									$479,654
Treatment and refining costs									4,801
Sustaining capital(1)									53,362
General and administrative									32,834
Exploration									11,647
Reclamation									16,769
Project/pre-development costs									5,674
All-in sustaining costs									$604,741
Silver equivalent ounces sold									24,328,919
Kensington and Wharf silver equivalent ounces sold									12,330,840
Consolidated silver equivalent ounces sold									36,659,759
All-in sustaining costs per silver equivalent ounce									$16.50

All-in sustaining costs per average spot silver equivalent ounce									$14.62

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Year Ended December 31, 2014

	Silver					Gold	Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington
Costs applicable to sales, including amortization (U.S. GAAP)	$256,707	$112,252	$109,082	$8,514	$486,555	$148,961	$635,516
Amortization	69,431	20,790	19,423	4,308	113,952	43,619	157,571
Costs applicable to sales	$187,276	$91,462	$89,659	$4,206	$372,603	$105,342	$477,945
Silver equivalent ounces sold	12,161,719	6,309,912	6,275,769	586,242	25,333,642		31,982,962
Gold equivalent ounces sold						110,822
Costs applicable to sales per ounce	$15.40	$14.49	$14.29	$7.17	$14.71	$951	$14.94

Costs applicable to sales per average spot ounce	$14.69	$13.94			$14.24		$14.26

Costs applicable to sales							$477,945
Treatment and refining costs							4,943
Sustaining capital(1)							61,199
General and administrative							40,845
Exploration							21,740
Reclamation							7,468
Project/pre-development costs							16,588
All-in sustaining costs							$630,728
Silver equivalent ounces sold							25,333,642
Kensington silver equivalent ounces sold							6,649,320
Consolidated silver equivalent ounces sold							31,982,962
All-in sustaining costs per silver equivalent ounce							$19.72

All-in sustaining costs per average spot silver equivalent ounce							$18.81

(1)	Excludes development capital for Guadalupe, Independencia and Rochester crushing capacity expansion and miscellaneous land purchases.

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for 2017 Guidance

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$211,000	$108,380	$102,000	$3,750	$425,130	$130,500	$83,800	$214,300	$639,430
Amortization	69,200	19,860	18,500	—	107,560	29,100	11,500	40,600	148,160
Costs applicable to sales	$141,800	$88,520	$83,500	$3,750	$317,570	$101,400	$72,300	$173,700	$491,270
Silver equivalent ounces sold	14,000,000	7,680,000	5,900,000	380,000	27,960,000				40,800,000
Gold equivalent ounces sold						124,000	90,000	214,000
Costs applicable to sales per ounce guidance	$10.00 - $10.50	$11.50 - $12.00	$14.00 - $14.50			$800 - $850	$775 - $825

Costs applicable to sales									$491,270
Treatment and refining costs									4,300
Sustaining capital, including capital lease payments									88,000
General and administrative									30,000
Exploration									24,000
Reclamation									14,000
Project/pre-development costs									5,700
All-in sustaining costs									$657,270
Silver equivalent ounces sold									27,960,000
Kensington and Wharf silver equivalent ounces sold									12,840,000
Consolidated silver equivalent ounces sold									40,800,000
All-in sustaining costs per silver equivalent ounce guidance									$15.75 - $16.25

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
If the market price of silver were to average less than the high strike price but more than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period. If the market price of silver were to average less than the low strike price during the contract period, the Company would receive the difference between the average market price and the high strike price for the contracted volume over the contract period, and the Company would be required to pay the difference between the average market price and the low strike price for the contracted volume over the contract period. The Company may be exposed to non-performance risk by counterparties as a result of its hedging activities. This exposure would be limited to the amount that the spot price of the metal falls short of the contract price. The Company had no outstanding gold and silver hedging contracts at December 31, 2016.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market losses of $0.3 million in the year ended December 31, 2016.
At December 31, 2016, the Company had outstanding provisionally priced sales of 0.4 million ounces of silver and 25,505 ounces of gold at prices of $16.35 and $1,208, respectively. A 10% change in realized silver price would cause revenue to vary by $0.6 million and a 10% change in realized gold price would cause revenue to vary by $3.1 million.
Palmarejo Gold Production Royalty
In 2009, Coeur Mexicana entered into a gold production royalty transaction with a subsidiary of Franco-Nevada Corporation. The royalty covered 50% of the life of mine production from the Palmarejo mine and adjacent properties and included a minimum obligation of 4,167 gold ounces per month which terminated in July 2016 upon delivery of 400,000 gold ounces. The minimum royalty obligation was considered an embedded derivative financial instrument due to the impact of fluctuating gold prices on the underlying gold ounces.

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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into forward foreign exchange contracts and option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at December 31, 2016.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.

We have audited the accompanying consolidated balance sheet of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur Mining, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 8, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
Chicago, Illinois
February 8, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:

We have audited the accompanying consolidated balance sheet of Coeur Mining, Inc. and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coeur Mining, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
February 8, 2017

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
		2016	2015	2014
	Notes	In thousands, except share data
Revenue	3	$665,777	$646,086	$635,742
COSTS AND EXPENSES
Costs applicable to sales(1)	3	409,541	479,654	477,945
Amortization		123,161	143,751	162,436
General and administrative		29,376	32,834	40,845
Exploration		12,930	11,647	21,740
Write-downs		4,446	313,337	1,472,721
Pre-development, reclamation, and other		17,219	17,793	26,037
Total costs and expenses		596,673	999,016	2,201,724
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(21,365)	15,916	—
Fair value adjustments, net	11	(11,581)	5,202	3,618
Interest expense, net of capitalized interest	19	(36,920)	(45,703)	(47,546)
Other, net	8	1,875	(15,931)	(5,218)
Total other income (expense), net		(67,991)	(40,516)	(49,146)
Income (loss) before income and mining taxes		1,113	(393,446)	(1,615,128)
Income and mining tax (expense) benefit	9	54,239	26,263	428,254
NET INCOME (LOSS)		$55,352	$(367,183)	$(1,186,874)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $(767) and $1,446 for the years ended December 31, 2016, and 2014, respectively		3,222	(4,154)	(2,290)
Reclassification adjustments for impairment of equity securities, net of tax of $(2,552) for the year ended December 31, 2014		703	2,346	4,042
Reclassification adjustments for realized (gain) loss on sale of equity securities, net of tax of $(219) for the year ended December 31, 2014		(2,691)	894	346
Other comprehensive income (loss)		1,234	(914)	2,098
COMPREHENSIVE INCOME (LOSS)		$56,586	$(368,097)	$(1,184,776)

NET INCOME (LOSS) PER SHARE	10
Basic		$0.35	$(2.83)	$(11.59)

Diluted		$0.34	$(2.83)	$(11.59)
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
		2016	2015	2014
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$55,352	(367,183)	(1,186,874)
Adjustments:
Amortization		123,161	143,751	162,436
Accretion		10,248	14,149	16,246
Deferred income taxes		(71,350)	(40,838)	(448,905)
Loss on termination of revolving credit facility		—	—	3,035
(Gain) Loss on extinguishment of debt		21,365	(15,916)	—
Fair value adjustments, net	11	11,581	(5,202)	(3,618)
Stock-based compensation	6	9,715	9,272	9,288
Impairment of equity securities	14	703	2,346	6,593
Write-downs	4	4,446	313,337	1,472,721
Other		(1,067)	16,303	124
Changes in operating assets and liabilities:
Receivables		9,011	17,560	(11,611)
Prepaid expenses and other current assets		(826)	(3,063)	5,635
Inventory and ore on leach pads		(35,591)	19,573	12,971
Accounts payable and accrued liabilities		(10,931)	9,453	15,507
CASH PROVIDED BY OPERATING ACTIVITIES		125,817	113,542	53,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(101,013)	(95,193)	(64,244)
Acquisitions, net	13	(1,417)	(110,846)	(21,329)
Proceeds from the sale of assets		16,296	607	329
Purchase of investments		(178)	(1,880)	(50,513)
Sales and maturities of investments		7,077	605	54,344
Other		(4,208)	(4,586)	(321)
CASH USED IN INVESTING ACTIVITIES		(83,443)	(211,293)	(81,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		269,556	—	—
Issuance of notes and bank borrowings	19	—	153,500	167,784
Payments on debt, capital leases, and associated costs		(322,801)	(84,715)	(25,902)
Gold production royalty payments		(27,155)	(39,235)	(48,395)
Other		172	(542)	(509)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(80,228)	29,008	92,978
Effect of exchange rate changes on cash and cash equivalents		(678)	(1,404)	(621)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(38,532)	(70,147)	64,171
Cash and cash equivalents at beginning of period		200,714	270,861	206,690
Cash and cash equivalents at end of period		$162,182	$200,714	$270,861

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2016	December 31, 2015
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$162,182	$200,714
Receivables	15	60,431	85,992
Inventory	16	106,026	81,711
Ore on leach pads	16	64,167	67,329
Prepaid expenses and other		17,981	10,942
		410,787	446,688
NON-CURRENT ASSETS
Property, plant and equipment, net	17	216,796	195,999
Mining properties, net	18	558,455	589,219
Ore on leach pads	16	67,231	44,582
Restricted assets		17,597	11,633
Equity securities	14	4,488	2,766
Receivables	15	30,951	24,768
Deferred tax assets		191	1,942
Other		12,413	14,892
TOTAL ASSETS		$1,318,909	$1,332,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$53,335	$52,153
Accrued liabilities and other		42,743	50,532
Debt	19	12,039	10,431
Royalty obligations	11	4,995	24,893
Reclamation	5	3,522	2,071
		116,634	140,080
NON-CURRENT LIABILITIES
Debt	19	198,857	479,979
Royalty obligations	11	4,292	4,864
Reclamation	5	95,804	83,197
Deferred tax liabilities		74,798	147,132
Other long-term liabilities		60,037	55,761
		433,788	770,933
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 180,933,287 at December 31, 2016 and 151,339,136 at December 31, 2015		1,809	1,513
Additional paid-in capital		3,314,590	3,024,461
Accumulated other comprehensive income (loss)		(2,488)	(3,722)
Accumulated deficit		(2,545,424)	(2,600,776)
		768,487	421,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,318,909	$1,332,489

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2013	102,843	$1,028	$2,781,164	$(1,046,719)	$(4,906)	$1,730,567
Net income (loss)	—	—	—	(1,186,874)	—	(1,186,874)
Other comprehensive income	—	—	—	—	2,098	2,098
Common stock issued under long-term incentive plans, net	541	6	8,531	—	—	8,537
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,233,593)	$(2,808)	$554,328
Net income (loss)	—	—	—	(367,183)	—	(367,183)
Other comprehensive income (loss)	—	—	—	—	(914)	(914)
Common stock issued for the acquisition of Paramount Gold and Silver Corp.	32,667	327	188,490	—	—	188,817
Common stock issued for the extinguishment of Senior Notes	14,365	144	38,379	—	—	38,523
Common stock issued under stock-based compensation plans, net	923	8	7,897	—	—	7,905
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
Net income (loss)	—	—	—	55,352	—	55,352
Other comprehensive income (loss)	—	—	—	—	1,234	1,234
Common stock issued for the extinguishment of Senior Notes	739	7	11,806	—	—	11,813
Issuance of common stock	26,944	270	269,286	—	—	269,556
Common stock issued under stock-based compensation plans, net	1,911	19	9,037	—	—	9,056
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
Coeur Mining, Inc. (“Coeur” or “the Company”) is a gold and silver producer with mines located in the United States,
Mexico, and Bolivia and exploration projects in Mexico and Argentina. The Company operates the Palmarejo complex, Kensington, Rochester, Wharf, and San Bartolomé mines, and owns Coeur Capital, which is primarily comprised of the Endeavor silver stream. The cash flow and profitability of the Company's operations are significantly impacted by the market price of gold and silver. The prices of gold and silver are affected by numerous factors beyond the Company's control.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally
Accepted Accounting Principles. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $12.9 million and $6.0 million at December 31, 2016 and 2015, respectively, were capitalized.
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
Mineral Interests
Significant payments related to the acquisition of land and mineral rights are capitalized. Prior to acquiring such land or mineral rights, the Company generally makes a preliminary evaluation to determine that the property has significant potential to develop an economic ore body. The time between initial acquisition and full evaluation of a property’s potential is variable and is determined by many factors including: location relative to existing infrastructure, the property’s stage of development, geological

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

controls and metal prices. If a mineable ore body is discovered, such costs are amortized when production begins using the units of- production method based on recoverable ounces to be mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.
Write-downs
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. During 2016, 2015, and 2014, we recorded impairments of $4.4 million, $313.3 million, and $1,472.7 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs.
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
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2016 and 2015, the Company held certificates of deposit and cash under these agreements of $17.6 million and $11.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The fair value of restricted stock based on the Company's stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) with market conditions is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recent Accounting Standards
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating this standard and does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company's fiscal year beginning January 1, 2017. The Company is currently evaluating this standard and does not expect this ASU to impact the Company's consolidated net income, financial position or cash flows.
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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance became effective upon early adoption January 1, 2015, and resulted in a reclassification of amounts from Current deferred tax assets to Non-current deferred tax assets and Current deferred tax liabilities to Non-current deferred tax liabilities in the current and prior periods.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes were effective January 1, 2016. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which has subsequently been amended several times. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes become effective for the Company's fiscal year beginning January 1, 2018. The Company has substantially completed its analysis of the new standard and reviewed potential impacts from timing of when control is transferred to customers, variable consideration on concentrate sales and classification of refining fees.  The Company does not expect this ASU to materially impact the Company's consolidated net income, financial position or cash flows.
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
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. These changes were effective January 1, 2016. The Company's adoption had no impact on the Company's consolidated financial position, results of operations, and cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include Palmarejo, Rochester, Kensington, Wharf, San Bartolomé mines, and Coeur Capital. All operating segments are engaged in the discovery and mining of gold and silver and generate the majority of their revenues from the sale of these precious metals with the exception of Coeur Capital, which primarily holds the Endeavor silver stream. Other includes the La Preciosa project, Joaquin project, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$141,273	$139,945	$146,593	$136,678	$93,880	$4,128	$—	$662,497
Royalties	—	—	—	—	—	3,280	—	3,280
	141,273	139,945	146,593	136,678	93,880	7,408	—	665,777
Costs and Expenses
Costs applicable to sales(1)	80,820	89,726	96,731	66,379	74,166	1,719	—	409,541
Amortization	36,599	21,838	34,787	20,621	6,633	1,117	1,566	123,161
Exploration	5,063	841	3,487	2	—	1,797	1,740	12,930
Write-downs	—	—	—	—	—	4,446	—	4,446
Other operating expenses	1,213	2,801	1,038	2,238	2,909	226	36,170	46,595
Other income (expense)
Gain (Loss) on debt extinguishments	—	—	—	—	—	—	(21,365)	(21,365)
Fair value adjustments, net	(5,814)	(4,133)	—	—	—	—	(1,634)	(11,581)
Interest expense, net	(1,187)	(664)	(128)	(69)	(24)	(34)	(34,814)	(36,920)
Other, net	(12,125)	(3,859)	(25)	17	1,590	6,014	10,263	1,875
Income and mining tax (expense) benefit	45,085	(2,785)	—	(4,293)	6,252	(2,504)	12,484	54,239
Net income (loss)	$43,537	$13,298	$10,397	$43,093	$17,990	$1,579	$(74,542)	$55,352
Segment assets(2)	$436,642	$219,009	$199,232	$105,901	$76,317	$9,285	$75,652	$1,122,038
Capital expenditures	$35,810	$16,446	$36,826	$4,812	$6,631	$—	$488	$101,013
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interest

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$169,133	$143,930	$148,710	$84,052	$84,679	$8,732	$—	$639,236
Royalties	—	—	—	—	—	6,850	—	6,850
	169,133	143,930	148,710	84,052	84,679	15,582	—	646,086
Costs and Expenses
Costs applicable to sales(1)	138,476	103,994	105,640	52,197	75,827	3,520	—	479,654
Amortization	32,423	23,906	42,240	16,378	17,798	9,010	1,996	143,751
Exploration	4,533	1,324	2,596	134	126	(124)	3,058	11,647
Write-downs	224,507	—	—	—	66,712	22,118	—	313,337
Other operating expenses	1,293	2,948	1,301	1,717	1,787	33	41,548	50,627
Other income (expense)
Gain (Loss) on debt extinguishments	—	—	—	—	—	—	15,916	15,916
Fair value adjustments, net	3,160	818	—	—	—	—	1,224	5,202
Interest expense, net	(4,269)	(748)	(218)	—	(725)	—	(39,743)	(45,703)
Other, net	(10,968)	(13)	7	143	1,557	(3,182)	(3,475)	(15,931)
Income and mining tax (expense) benefit	37,597	(1,497)	—	(857)	(5,154)	5,542	(9,368)	26,263
Net income (loss)	$(206,579)	$10,318	$(3,278)	$12,912	$(81,893)	$(16,615)	$(82,048)	$(367,183)
Segment assets(2)	$406,648	$190,714	$197,873	$113,305	$91,141	$27,892	$75,737	$1,103,310
Capital expenditures	$35,991	$25,330	$23,834	$3,211	$6,220	$—	$607	$95,193
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Year ended December 31, 2014	Palmarejo	Rochester	Kensington	San Bartolomé	Coeur Capital	Other	Total
Revenue
Metal sales	$244,003	$123,768	$136,960	$117,749	$10,046	$—	$632,526
Royalties	—	—	—	—	3,216	—	3,216
	244,003	123,768	136,960	117,749	13,262	—	635,742
Costs and Expenses
Costs applicable to sales(1)	187,276	91,462	105,342	89,659	4,206	—	477,945
Amortization	69,431	20,790	43,619	19,423	7,015	2,158	162,436
Exploration	6,671	2,636	8,005	120	515	3,793	21,740
Write-downs	784,038	—	107,832	118,754	6,202	455,895	1,472,721
Other operating expenses	620	2,813	796	(251)	938	61,966	66,882
Other income (expense)
Fair value adjustments, net	(1,847)	3,653	—	—	—	1,812	3,618
Interest expense, net	(9,320)	(679)	(214)	(52)	(1)	(37,280)	(47,546)
Other, net	131	105	(22)	2,461	(7,141)	(752)	(5,218)
Income and mining tax (expense) benefit	251,840	(2,224)	—	18,114	2,067	158,457	428,254
Net income (loss)	$(563,229)	$6,922	$(128,870)	$(89,433)	$(10,689)	$(401,575)	$(1,186,874)
Segment assets(2)	$332,369	$196,765	$215,973	$188,616	$59,848	$81,688	$1,075,259
Capital expenditures	$26,084	$11,898	$16,220	$7,937	$—	$2,105	$64,244
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	December 31, 2016	December 31, 2015
Total assets for reportable segments	$1,122,038	$1,103,310
Cash and cash equivalents	162,182	200,714
Other assets	34,689	28,465
Total consolidated assets	$1,318,909	$1,332,489

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	December 31, 2016	December 31, 2015
Mexico	$397,697	$390,694
United States	338,897	336,210
Bolivia	31,539	35,201
Australia	2,983	5,952
Argentina	10,228	10,871
Other	5,564	9,058
Total	$786,908	$787,986

Revenue	Year ended December 31,
	2016	2015	2014
United States	$423,216	$376,692	$260,728
Mexico	142,198	171,911	245,493
Bolivia	93,880	84,679	117,749
Australia	4,128	8,732	10,046
Other	2,355	4,072	1,726
Total	$665,777	$646,086	$635,742
The Company's doré, as well as the concentrate produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has eleven trading counterparties at December 31, 2016. The Company's sales of doré and concentrate product produced by the Wharf mine amounted to approximately 77%, 74%, and 63% of total metal sales for the years ended December 31, 2016, 2015, and 2014, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and availability of alternative trading counterparties.
The Company's concentrate produced by the Kensington mine is sold to smelters under purchase and sale agreements, and the smelters pay the Company for the gold and silver recovered from the concentrates. The concentrate was sold to two smelters at December 31, 2016. The Company's sales of concentrate produced by the Kensington mine amounted to approximately 23%, 26%, and 37% of total metal sales for the years ended December 31, 2016, 2015, and 2014, respectively. While the loss of a smelter may have a material adverse effect if alternate smelters are not available or if the failure to engage a new smelter results in a delay in the sale or purchase of Kensington concentrate, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2016, 2015, and 2014 (in millions):

	Year ended December 31,
Customer	2016	2015	2014	Segments reporting revenue
China National Gold	$126.6	$126.2	$86.8	Kensington
Ohio Precious Metals	98.4	37.3	8.3	Palmarejo, San Bartolomé,
Republic Metal Corporation	93.3	47.7	4.0	Palmarejo, San Bartolomé, Wharf
INTL Commodities	76.7	33.1	22.4	Palmarejo, San Bartolomé, Rochester, Wharf
Asahi (formerly Johnson Matthey)	62.6	84.2	71.8	Wharf, Rochester, San Bartolomé
Standard Bank	29.0	34.7	87.5	Palmarejo, Rochester
TD Securities	15.5	81.3	106.7	Palmarejo, Rochester
Mitsui & Co.	—	137.7	133.8	Palmarejo, Rochester

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – WRITE-DOWNS

	Year ended December 31,
	2016	2015	2014
Mining properties
Palmarejo	$—	$205,803	$668,803
San Bartolomé	—	16,690	32,328
Kensington	—	—	67,671
La Preciosa	—	—	371,411
Joaquin	—	—	83,429
Coeur Capital	4,446	22,118	6,202
	4,446	244,611	1,229,844

Property, plant, and equipment
Palmarejo	$—	$18,704	$115,235
San Bartolomé	—	50,022	86,426
Kensington	—	—	40,161
La Preciosa	—	—	1,055
	—	68,726	242,877

Total	$4,446	$313,337	$1,472,721

The 2016 write-down of $4.4 million ($3.9 million net of tax) was due to the impairment of Coeur Capital assets. The operator of the Endeavor mine in Australia, on which the Company holds a 100% silver stream, announced in early 2016 a significant curtailment of production due to low lead and zinc prices. As a result, Coeur recorded a $2.5 million write-down of the mineral interest associated with the Endeavor silver stream at March 31, 2016. In April 2016, Coeur sold its tiered NSR royalty on the El Gallo mine to the operator, a subsidiary of McEwen Mining Inc., for total consideration of approximately $6.3 million, including $1 million in contingent consideration. In anticipation of this sale, the Company recorded a $1.9 million write-down of the mineral interest at March 31, 2016.
The 2015 write-down of $313.3 million ($276.5 million net of tax) was due to a $224.5 million impairment of the Palmarejo complex ($193.5 million net of tax), a $66.7 million impairment of the San Bartolomé mine, and a $22.1 million impairment
($16.3 million net of tax) of certain Coeur Capital assets, including the Endeavor silver stream and other royalties. The non-cash impairment charges were largely driven by significant decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Year ended December 31,
In thousands	2016	2015
Asset retirement obligation - Beginning	$82,072	$67,214
Accretion	8,136	7,738
Additions and changes in estimates	8,688	11,939
Settlements	(1,516)	(4,819)
Asset retirement obligation - Ending	$97,380	$82,072
The Company has accrued $1.9 million and $3.2 million at December 31, 2016 and December 31, 2015, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 6 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 was $9.7 million, $9.3 million and $9.3 million, respectively. At December 31, 2016, there was $6.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.4 years.
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
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2016	2015	2014
Weighted average fair value of stock options granted	$1.06	$2.65	$3.79
Volatility	61.75%	55.71%	50.93%
Expected life in years	3.99	4.75	3.92
Risk-free interest rate	1.50%	1.51%	1.25%
Dividend yield	—	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option and SAR activity for the years ended December 31, 2016, 2015, and 2014:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	415,570	$27.36	50,209	$14.15
Granted	415,172	9.45	—	—
Canceled/forfeited	(232,396)	23.94	(3,637)	15.40
Outstanding at December 31, 2014	598,346	16.26	46,572	14.06
Granted	310,028	5.57	—	—
Canceled/forfeited	(238,365)	12.69	—	—
Outstanding at December 31, 2015	670,009	12.58	46,572	14.06
Granted	183,251	2.19	—	—
Exercised	(170,897)	7.81	—	—
Canceled/forfeited	(25,752)	16.76	(4,420)	13.31
Outstanding at December 31, 2016	656,611	$10.76	42,152	$14.14
The following table summarizes outstanding stock options as of December 31, 2016.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	455,578	$5.32	8.19
$10.00-$20.00	52,616	13.33	6.64
$20.00-$30.00	141,947	25.73	5.26
$30.00-$40.00	3,134	39.90	0.22
$40.00-$50.00	3,336	48.50	1.03
Outstanding	656,611	$10.76	7.36	$1,753
Vested and expected to vest	618,870	$11.20	7.27	$1,555
Exercisable	292,524	$18.31	5.97	$118
At December 31, 2016, there was $0.2 million of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.1 years.
The total intrinsic value of options exercised for the year ended December 31, 2016 was $1.1 million. Cash received from options exercised for the year ended December 31, 2016 was $1.3 million for which there was no related tax benefit.The grant date fair value for stock options vested during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.4 million and $1.3 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Stock
Restricted stock granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity awards. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
The following table summarizes restricted stock activity for the years ended December 31, 2016, 2015, and 2014:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	613,086	$16.68
Granted	695,897	9.83
Vested	(234,103)	17.16
Cancelled/Forfeited	(172,881)	11.87
Outstanding at December 31, 2014	901,999	12.19
Granted	1,180,384	5.49
Vested	(317,122)	13.38
Cancelled/Forfeited	(257,849)	7.59
Outstanding at December 31, 2015	1,507,412	7.49
Granted	1,768,746	3.72
Vested	(681,829)	8.51
Cancelled/Forfeited	(160,414)	7.16
Outstanding at December 31, 2016	2,433,915	$4.48
At December 31, 2016, there was $3.4 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.4 years.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. Performance share awards are accounted for as equity awards. The performance shares vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met.
The following table summarizes performance shares activity for the years ended December 31, 2016, 2015, and 2014:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	210,395	$28.04
Granted	358,398	12.21
Vested	(34,611)	27.18
Cancelled/Forfeited	(17,352)	27.15
Outstanding at December 31, 2014	516,830	17.61
Granted	809,293	6.97
Cancelled/Forfeited	(190,988)	15.62
Outstanding at December 31, 2015	1,135,135	10.35
Granted	1,437,077	1.79
Cancelled/Forfeited	(199,580)	17.98
Outstanding at December 31, 2016	2,372,632	$4.53
At December 31, 2016, there was $2.8 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.5 years.
Supplemental Incentive Plan
In 2014, the Company adopted a supplemental incentive plan under which benefits were payable upon achievement of certain performance and market conditions. The maximum potential incentive payout under the plan was $3.8 million, of which $3.0 million was settled in cash in 2016. No additional amounts are payable under the plan.

NOTE 7 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee's salary. The Company may also provide an additional contribution based on an eligible employee's salary. Total plan expenses recognized for the years ended December 31, 2016, 2015, and 2014 were $5.4 million, $2.9 million, and $2.6 million, respectively.

NOTE 8 - OTHER, NET
Other, net consists of the following:

	Year ended December 31,
In thousands	2016	2015	2014
Foreign exchange gain (loss)	$(10,720)	$(15,769)	$470
Gain on sale of assets and investments	11,334	(352)	(530)
Impairment of equity securities	(703)	(2,346)	(6,593)
Other	1,964	2,536	1,435
Other, net	$1,875	$(15,931)	$(5,218)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
In thousands	2016	2015	2014
United States	$(13,112)	$(43,924)	$(213,883)
Foreign	14,225	(349,522)	(1,401,245)
Total	$1,113	$(393,446)	$(1,615,128)
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
In thousands	2016	2015	2014
Current:
United States	$—	$49	$904
United States — State mining taxes	(7,826)	(4,305)	(879)
United States — Foreign withholding tax	(4,263)	—	(6,250)
Argentina	10	715	(71)
Australia	14	130	—
Bolivia	6,252	(5,154)	(4,008)
Canada	(1,841)	(516)	(145)
Mexico	(9,581)	(476)	(10,122)
Deferred:
United States	15,556	1,778	5,743
United States — State mining taxes	748	1,952	—
Argentina	115	(1,197)	24,478
Australia	(1,638)	3,223	(401)
Bolivia	—	—	22,122
Canada	1,338	2,875	2,662
Mexico	55,383	27,189	394,221
New Zealand	(28)	—	—
Income tax (expense) benefit	$54,239	$26,263	$428,254
The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, uncertain tax positions, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. During the year ended December 31, 2016, the Company completed a legal entity reorganization to integrate recent acquisitions resulting in a valuation allowance release of $40.8 million and recorded a $15.0 million deferred tax benefit related to unremitted earnings. In addition, the Company's consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is below:

	Year ended December 31,
In thousands	2016	2015	2014
Income and mining tax (expense) benefit at statutory rate	$(390)	$137,706	$565,295
State tax provision from continuing operations	336	(2,075)	20,253
Change in valuation allowance	61,146	(101,027)	(151,191)
Percentage depletion	983	—	—
Uncertain tax positions	(4,619)	(1,947)	(4,425)
U.S. and foreign non-deductible expenses	(5,764)	1,365	(4,892)
Mineral interest related	—	(19,310)	—
Foreign exchange rates	19,701	22,350	23,672
Foreign inflation and indexing	2,794	1,117	3,765
Foreign tax rate differences	413	(15,980)	(63,930)
Foreign withholding and other taxes	(13,478)	8,140	82,884
Foreign tax credits and other, net	102	(4,076)	(43,177)
Legal entity reorganization	(6,985)	—	—
Income and mining tax (expense) benefit	$54,239	$26,263	$428,254
At December 31, 2016 and 2015, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2016	2015
Deferred tax liabilities:
Mexican mining tax	$—	$15,451
Mineral properties	69,799	—
Foreign subsidiaries — unremitted earnings	1,302	12,999
Inventory	4,426	2,353
Royalty and other long-term debt	8,685	1,648
	$84,212	$32,451
Deferred tax assets:
Net operating loss carryforwards	202,756	203,958
Mineral properties	—	34,966
Property, plant, and equipment	87,978	6,980
Mexico Mining Tax	6,359	—
Capital loss carryforwards	6,770	3,938
Asset retirement obligation	25,255	21,480
Unrealized foreign currency loss and other	7,413	8,424
Accrued expenses	17,713	17,905
Tax credit carryforwards	31,272	26,439
	385,516	324,090
Valuation allowance	(375,911)	(436,829)
	9,605	(112,739)
Net deferred tax liabilities	$74,607	$145,190

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” included in Item 1A. Based upon this analysis, the Company has recorded valuation allowances as follows:

	Year ended December 31,
In thousands	2016	2015
U.S.	$292,446	$292,677
Argentina	6,197	8,376
Canada	1,296	1,718
Bolivia	37,372	45,177
Mexico	13,033	63,373
New Zealand	23,717	25,508
Other	1,850	—
	$375,911	$436,829
The Company has the following tax attribute carryforwards at December 31, 2016, by jurisdiction:

In thousands	U.S.	Argentina	Bolivia	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$330,469	$11,621	$63,005	$2,301	$91,383	$85,258	$63	$584,100
Alternative minimum tax net operating losses	184,386	—	—	—	—	—	—	184,386
Capital losses	19,315	—	—	79	—	—	—	19,394
Alternative minimum tax credits	3,173	—	—	—	—	—	—	3,173
Foreign tax credits	24,161	—	—	—	—	—	—	24,161
The U.S. net operating losses expire from 2019 through 2036; the Argentina net operating losses will expire from 2017 to 2021; the Bolivia net operating losses will expire from 2018 to 2020; the Canada net operating losses will expire from 2029 through 2036; and the Mexico net operating losses expire from 2017 to 2026. The remaining net operating losses from the foreign jurisdictions have an indefinite carryforward period. The majority of the U.S. capital losses will expire from 2020 and 2021. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2019.
The Company intends to indefinitely reinvest earnings from Mexican operations. For the years 2016 and 2015, the Company had no unremitted earnings from this jurisdiction.
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at January 1, 2014	$16,084
Gross increase to current period tax positions	1,030
Gross increase to prior period tax positions	810
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	—
Unrecognized tax benefits at December 31, 2015	$17,924
Gross increase to current period tax positions	1,336
Gross increase to prior period tax positions	4,854
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(704)
Unrecognized tax benefits at December 31, 2016	$23,410
At December 31, 2016, 2015, and 2014, $19.6 million, $17.9 million, and $16.1 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company's effective tax rate.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2012 for the US federal jurisdiction and from 2008 for certain other foreign jurisdictions. During 2014, the U.S. Internal Revenue Service concluded its examination of the Company's 2009, 2010, and 2011 tax years. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $1.5 million and $2.5 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $8.7 million, $9.2 million, and $6.9 million at December 31, 2016, 2015, and 2014, respectively.

NOTE 10 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2016, 2015, and 2014, 386,771, 3,239,425, and 1,871,681, respectively, of common stock equivalents related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes (“Convertible Notes”) were not included in the computation of diluted net income (loss) per share for the years ended December 31, 2015, and 2014 because there is no excess value upon conversion over the principal amount of the Convertible Notes. The outstanding Convertible Notes were redeemed in the third quarter of 2016.

	Year ended December 31,
In thousands except per share amounts	2016	2015	2014
Net income (loss) available to common stockholders	$55,352	$(367,183)	$(1,186,874)
Weighted average shares:
Basic	159,853	129,639	102,441
Effect of stock-based compensation plans	3,606	—	—
Diluted	163,459	129,639	102,441
Income (loss) per share:
Basic	$0.35	$(2.83)	$(11.59)
Diluted	$0.34	$(2.83)	$(11.59)

During the second quarter 2016, the Company completed a $75.0 million “at the market” common stock offering (the “$75.0 million offering”). In connection with the $75.0 million offering, the Company sold 9,253,016 shares of its common stock. During the third and fourth quarter 2016, the Company completed a $200.0 million “at the market” common stock offering (the “$200.0 million offering”). In connection with the $200.0 million offering, the Company sold 17,691,094 shares of its common stock.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – FAIR VALUE MEASUREMENTS

	Year ended December 31,
In thousands	2016	2015	2014
Palmarejo royalty obligation embedded derivative	$(5,866)	$3,101	$(2,001)
Rochester net smelter returns (“NSR”) royalty obligation	(4,133)	818	3,653
Silver and gold options	(1,582)	1,283	1,058
Foreign exchange contracts	—	—	908
Fair value adjustments, net	$(11,581)	$5,202	$3,618
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,488	$4,209	$—	$279
Liabilities:
Rochester NSR royalty obligation	9,287	—	—	9,287
Other derivative instruments, net	762	—	762	—
	$10,049	$—	$762	$9,287

	Fair Value at December 31, 2015
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$2,766	$2,756	$—	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$—	$—	$4,957
Rochester NSR royalty obligation	9,593	—	—	9,593
Other derivative instruments, net	508	—	508	—
	$15,058	$—	$508	$14,550
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
The fair value of the Palmarejo royalty obligation embedded derivative and Rochester NSR royalty obligation were estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified these obligations as Level 3 financial liabilities. Based on current mine plans, 1.7 years was used to estimate the fair value of the Rochester NSR royalty obligation at December 31, 2016. At December 31, 2016, there was no Palmarejo royalty obligation or related embedded derivative as a result of the satisfaction of the minimum ounce obligation in the third quarter of 2016.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the year ended December 31, 2016.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the years ended December 31, 2016, and 2015:

	Year ended December 31, 2016
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$10	$272	$(3)	$279
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$5,866	$(10,823)	$—
Rochester NSR royalty obligation	$9,593	$4,133	$(4,439)	$9,287

	Year ended December 31, 2015
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$1,379	$(983)	$(386)	$10
Liabilities:
Palmarejo royalty obligation embedded derivative	$21,912	$(3,101)	$(13,854)	$4,957
Rochester NSR royalty obligation	$15,370	$(818)	$(4,959)	$9,593
During 2016, Coeur recorded write-downs related to Mining properties totaling $4.4 million ($3.9 million net of tax). The operator of the Endeavor mine in Australia, on which the Company has a 100% silver stream, announced in early 2016 a significant curtailment of production due to low lead and zinc prices. As a result, Coeur recorded a $2.5 million write-down of the mineral interest associated with the Endeavor silver stream within the Coeur Capital segment at March 31, 2016. In April 2016, Coeur sold its tiered NSR royalty on the El Gallo mine to the operator, a subsidiary of McEwen Mining Inc., for total consideration of approximately $6.3 million, including $1 million in contingent consideration. In anticipation of this sale, the Company recorded a $1.9 million write-down of the mineral interest within the Coeur Capital segment at March 31, 2016.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment and Mining properties	Discounted cash flow	Discount rate	8.00% - 10.75%
		Long-term silver price	$19.00
		Long-term gold price	$1,275
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2016 and December 31, 2015 is presented in the following table:

	December 31, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$175,991	$184,373	$—	$184,373	$—

(1)	Net of unamortized debt issuance costs and premium received of $2.0 million.
The fair values of 7.875% Senior Notes due 2021 (the “Senior Notes”) outstanding were estimated using quoted market prices.

	December 31, 2015
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
3.25% Convertible Senior Notes due 2028	$712	$693	$—	$693	$—
Senior Notes(1)	373,433	227,487	—	227,487	—
Term Loan due 2020(2)	94,489	99,500	—	99,500	—
San Bartolomé Lines of Credit	4,571	4,571	—	4,571	—
Palmarejo gold production royalty obligation	15,207	15,580	—	—	15,580

(1)	Net of unamortized debt issuance costs and premium received of $5.3 million.

(2)	Net of unamortized debt issuance costs of $5.0 million.
The fair values of the Senior Notes outstanding were estimated using quoted market prices. The fair value of the Term Loan due 2020 (the “Term Loan”) approximates book value (excluding unamortized debt issuance costs) as the liability is secured, has a variable interest rate, and lacks significant credit concerns. The fair value of the San Bartolomé line of credit approximates book value due to the short-term nature of the liability and absence of significant interest rate or credit concerns. The fair value of the Palmarejo gold production royalty obligation is estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
In January 2009, the Company's subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation. The royalty covered 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties, excluding production from the properties acquired in the 2015 Paramount Gold and Silver Corp. (“Paramount”) acquisition. The royalty transaction included a minimum obligation of 4,167 gold ounces per month and terminated effective as of the date payments on 400,000 gold ounces were made, which occurred in July 2016.
    The price volatility associated with the minimum royalty obligation was considered an embedded derivative. The Company was required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. Unrealized gains were recognized in periods when the gold price decreased from the previous period and unrealized losses were recognized in periods when the gold price increases. The fair value of the embedded derivative was reflected net of the Company's current credit adjusted risk free rate, which was 19.9% at December 31, 2015. The fair value of the embedded derivative at December 31, 2015 was a liability of $5.0 million. For the years ended December 31, 2016, 2015, and 2014, the mark-to-market adjustments were losses of $5.9 million and gains of $17.0 million, and $18.4 million, respectively.
Payments on the royalty obligation decreased the carrying amount of the minimum obligation and the derivative liability. Each monthly payment was an amount equal to the greater of the minimum of 4,167 ounces of gold or 50% of actual gold production

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

multiplied by the excess of the monthly average market price of gold above $416 per ounce, subject to a 1% annual inflation adjustment. For the years ended December 31, 2016, 2015, and 2014 realized losses on settlement of the liabilities were $10.8 million, $13.9 million, and $20.4 million , respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.3 million, gains of $0.3 million, and losses of $0.1 million in the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, the Company had outstanding provisionally priced sales of 0.4 million ounces of silver and 25,505 ounces of gold at prices of $16.35 and $1,208, respectively.
At December 31, 2016, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2017	Thereafter

Provisional silver sales	$5,801	$—
Average silver price	$16.35	$—
Notional ounces	354,771	—

Provisional gold sales	$30,810	$—
Average gold price	$1,208	$—
Notional ounces	25,505	—

Silver and Gold Options
During the years ended December 31, 2016, 2015, and 2014 the Company had realized losses of $1.6 million, realized gains of $1.3 million, and realized losses of $0.6 million, respectively, from settled contracts. During the year ended December 31, 2014, the Company recorded unrealized gains of $1.5 million. During the years ended December 31, 2016, and 2015, the Company had no unrealized gains or losses related to outstanding options which were included in Fair value adjustments, net. At December 31, 2016, the Company had no outstanding gold and silver options contracts.
The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$—	$762	$—	$—

	December 31, 2015
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Palmarejo gold production royalty	$—	$—	$4,957	$—
Provisional silver and gold sales contracts	28	536	—	—
	$28	$536	$4,957	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2016, 2015, and 2014 and 2015 (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2016	2015	2014
Revenue	Provisional silver and gold sales contracts	$(254)	$296	(123)
Costs applicable to sales	Foreign exchange contracts	—	—	924
Fair value adjustments, net	Foreign exchange contracts	—	—	(16)
Fair value adjustments, net	Palmarejo gold royalty	(5,866)	3,101	(2,001)
Fair value adjustments, net	Silver and gold options	(1,582)	1,283	1,058
		$(7,702)	$4,680	$(158)
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

NOTE 13 – ACQUISITIONS
In April 2015, the Company completed the acquisition of Paramount, which held mineral claims adjacent to the Company's Palmarejo mine, including a continuation of the Independencia deposit. Upon closing, Paramount became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Paramount common stock was converted into 0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. Immediately prior to completion of the acquisition, Paramount spun off to its existing stockholders a separate, publicly-traded company, Paramount Gold Nevada Corp. ("SpinCo"), which owns the Sleeper Gold Project and other assets in Nevada. SpinCo was capitalized with $8.5 million in cash contributed by Coeur, which amount has been included in the total consideration paid for the acquisition of Paramount. The Company also paid $1.5 million to acquire 4.9% of the newly issued and outstanding shares of SpinCo.
The transaction was accounted for as an asset acquisition, as Paramount is an exploration stage project, which requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their relative fair values. The purchase price and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (32,667,327 at $5.78)	$188,817
Cash	8,530
Transaction advisory fees and other acquisition costs	4,020
Total purchase price	201,367

Total assets acquired	307,193
Total liabilities assumed	105,826
Net assets acquired	$201,367
The assets acquired and liabilities assumed have been assigned to the Palmarejo reportable operating segment.
In February 2015, the Company completed its acquisition of the Wharf gold mine located near Lead, South Dakota, from a subsidiary of Goldcorp in exchange for $99.4 million in cash. The transaction was accounted for as a business combination which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The Company incurred $2.1 million of acquisition costs, which are included in Pre-development, reclamation, and other on the Consolidated Statements of Comprehensive Income (Loss).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The purchase price allocation was based on the fair value of acquired assets and liabilities as follows (in thousands):

Total assets acquired	133,269
Total liabilities assumed	33,873
Net assets acquired	$99,396
The following table presents the unaudited pro forma summary of the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014 as if the acquisition had occurred on January 1, 2014. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

In thousands	2016	2015 (Pro Forma)	2014 (Pro Forma)
Revenue	$665,777	$664,086	$729,742
Income (loss) before income and mining taxes	1,113	(393,498)	(1,587,128)
Net income (loss)	55,352	(367,235)	(1,158,874)

NOTE 14 – INVESTMENTS
Equity Securities
The Company makes strategic investments in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At December 31, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$2,645	$—	$—	$2,645
Silver Bull Resources, Inc.	233	—	783	1,016
Other	229	—	598	827
Equity securities	$3,107	$—	$1,381	$4,488

	At December 31, 2015
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Paramount Gold Nevada Corp.	$1,470	$(1,036)	$—	$434
Northair Silver Corp.	725	—	9	734
Agnico-Eagle Mines Ltd.	420	—	518	938
Silver Bull Resources, Inc.	305	—	—	305
Other	466	(143)	32	355
Equity securities	$3,386	$(1,179)	$559	$2,766

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $0.7 million, $2.3 million, and $6.6 million in the years ended December 31, 2016, 2015, and 2014, respectively, in Other, net.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 15 – RECEIVABLES
Receivables consist of the following:

In thousands	December 31, 2016	December 31, 2015
Current receivables:
Trade receivables	$10,669	$17,878
Income tax receivable	1,038	13,678
Value added tax receivable	46,083	50,669
Other	2,641	3,767
	$60,431	$85,992
Non-current receivables:
Value added tax receivable	$19,293	$24,768
Income tax receivable	11,658	—
	30,951	24,768
Total receivables	$91,382	$110,760

NOTE 16 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	December 31, 2016	December 31, 2015
Inventory:
Concentrate	$17,994	$16,165
Precious metals	47,228	21,908
Supplies	40,804	43,638
	$106,026	$81,711
Ore on leach pads:
Current	$64,167	$67,329
Non-current	67,231	44,582
	$131,398	$111,911
Total inventory and ore on leach pads	$237,424	$193,622

NOTE 17 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2016	December 31, 2015
Land	$7,878	$8,287
Facilities and equipment	650,480	654,585
Assets under capital leases	54,968	30,648
	713,326	693,520
Accumulated amortization	(524,806)	(514,509)
	188,520	179,011
Construction in progress	28,276	16,988
Property, plant and equipment, net	$216,796	$195,999
Rent expense for operating lease agreements was $16.8 million, $14.3 million, and $11.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$174,890	$165,230	$271,175	$37,485	$39,184	$—	$—	$—	$687,964
Accumulated amortization	(134,995)	(138,244)	(154,744)	(11,699)	(32,192)	—	—	—	(471,874)
	39,895	26,986	116,431	25,786	6,992	—	—	—	216,090
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	37,272	784,365
Accumulated amortization	(381,686)	—	—	(19,249)	(11,695)	—	—	(29,370)	(442,000)
	247,617	—	—	26,588	1,173	49,085	10,000	7,902	342,365
Mining properties, net	$287,512	$26,986	$116,431	$52,374	$8,165	$49,085	$10,000	$7,902	$558,455

December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Coeur Capital	Total
Mine development	$151,828	$149,756	$238,786	$32,318	$39,474	$—	$—	$—	$612,162
Accumulated amortization	(131,055)	(126,242)	(131,236)	(5,784)	(30,325)	—	—	—	(424,642)
	20,773	23,514	107,550	26,534	9,149	—	—	—	187,520
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	59,343	806,436
Accumulated amortization	(348,268)	—	—	(10,551)	(11,400)	—	—	(34,518)	(404,737)
	281,035	—	—	35,286	1,468	49,085	10,000	24,825	401,699
Mining properties, net	$301,808	$23,514	$107,550	$61,820	$10,617	$49,085	$10,000	$24,825	$589,219
Palmarejo is located in the State of Chihuahua in northern Mexico and consists of the Palmarejo mine and mill, the Guadalupe underground mine, the Independencia underground mine, and other deposits and exploration targets. Palmarejo commenced production in April 2009.
The Rochester silver and gold mine, located in northwestern Nevada has been operated by the Company since September 1986. The mine utilizes heap-leaching to extract both silver and gold from ore mined using open pit methods.
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
The Joaquin silver-gold project is located in the Santa Cruz province of southern Argentina. The Company commenced exploration of the property in November 2007. In January 2017, the Company entered into an agreement to sell the Joaquin silver-gold exploration project for total consideration of $25.0 million. The Company will also retain a 2.0% NSR royalty on the Joaquin project. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions.
The Company's mineral interests held by Coeur Capital primarily consist of the Endeavor silver stream, acquired by the Company in May 2005, under which the Company owns all silver production and reserves up to 20.0 million ounces at the Endeavor mine in Australia, owned and operated by Cobar Operations Pty. Limited. The Company has received 6.0 million ounces to-date and the current ore reserve contains 1.4 million ounces. The operator of the Endeavor mine announced in early 2016 a significant curtailment of production due to low lead and zinc prices. As a result, Coeur recorded a $2.5 million write-down of the mineral interest associated with the Endeavor silver stream within the Coeur Capital segment at March 31, 2016.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Non-core Asset Sales
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
In April 2016, Coeur sold its 2.5% NSR royalty on the La Cigarra project to Kootenay Silver Inc. for total consideration of approximately $3.6 million, consisting of $0.5 million in cash and 9.6 million Kootenay shares. The Company recognized a $1.2 pre-tax gain on this sale. The mineral interest associated with La Cigarra was included in the Coeur Capital segment.
In May 2016, Coeur sold its Martha assets and related liabilities in Argentina to Hunt Mining Corp. for total cash consideration of $3.0 million, including $1.5 million received at closing and $1.5 million receivable on the one-year anniversary of the closing. The Company recognized a $5.3 million pre-tax gain on this sale.
In July 2016, the Company sold its NSR royalty on the Correnso mine in New Zealand to the operator, a subsidiary of Oceana Gold Corporation, for total consideration of $5.4 million, including $0.7 million in contingent consideration. The Company recognized a $4.7 million pre-tax gain on this sale.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 19 – DEBT

	December 31, 2016		December 31, 2015
In thousands	Current	Non-Current	Current	Non-Current
Senior Notes, net(1)	$—	$175,991	$—	$373,433
3.25% Convertible Senior Notes due 2028	—	—	—	712
Term Loan due 2020, net(2)	—	—	1,000	93,489
San Bartolomé Lines of Credit	—	—	—	4,571
Capital lease obligations	12,039	22,866	9,431	7,774
	$12,039	$198,857	$10,431	$479,979
(1) Net of unamortized debt issuance costs and premium received of $2.0 million and $5.3 million at December 31, 2016 and December 31, 2015, respectively.
(2) Net of unamortized debt issuance costs of $5.0 million at December 31, 2015.

7.875% Senior Notes due 2021
In December 2016, the Company redeemed $190.0 million aggregate principal amount of its Senior Notes. The “make-whole premium” redemption price payment of $9.0 million was calculated in accordance with the terms and conditions of the Notes. The redemption of the Senior Notes resulted in a loss of $11.3 million.
In August 2016, the Company entered into two privately-negotiated agreements to exchange $10.8 million in aggregate principal amount of its Senior Notes for 0.7 million shares of common stock. Based on the closing price of the Company's common stock on the date of the exchange, the exchange resulted in a loss of $1.2 million.
In November 2015, the Company entered into a privately-negotiated agreement to exchange $54.2 million in aggregate principal amount of its Senior Notes for 14.4 million shares of common stock. Based on the closing price of the Company's common stock on the date of the exchange, the exchange resulted in a gain of $15.9 million. During 2015 and 2014, the Company repurchased $71.3 million in aggregate principal amount of the Senior Notes.
On or after February 1, 2017, the Company may redeem some or all of the Senior Notes at the applicable redemption prices set forth in the Indenture for the Senior Notes, together with accrued and unpaid interest.
In March 2014, the Company completed a follow-on offering of $150 million in aggregate principal amount of the Senior Notes (the “Additional Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Additional Notes constitute a further issuance of the Original Notes (as defined below) and form a single series of debt securities with the Original Notes. Upon completion of Coeur’s offering of the Additional Notes, the aggregate principal amount of the outstanding Senior Notes was $450.0 million. The Company commenced an exchange offer for the Additional Notes on April 10, 2014 to exchange the Additional Notes for freely transferable notes containing substantially similar terms, in accordance with the registration rights granted to the holders of the Additional Notes when they were issued. The exchange offer was consummated on May 9, 2014.
3.25% Convertible Senior Notes due 2028
In July 2016, all outstanding Convertible Notes were redeemed for $0.7 million.
Term Loan due 2020
In July 2016, the Company voluntarily terminated and repaid the Term Loan for $103.4 million including the $99.0 million remaining principal balance and a $4.4 million prepayment premium. The termination of the Term Loan resulted in a loss of $8.8 million.
In July 2015, the Company and certain of its subsidiaries entered into a credit agreement for the Term Loan with Barclays Bank PLC, as administrative agent (the “Term Loan Credit Agreement”). The Term Loan Credit Agreement provided for a five year $100.0 million term loan to the Company, of which a portion of the proceeds were used to repay the Short-term Loan, and the remaining proceeds were used for general corporate purposes. The obligations under the Term Loan were secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company's subsidiaries.
Lines of Credit
At December 31, 2016, San Bartolomé had an available line of credit for $12.0 million that matures in June 30, 2018, bearing interest at 6.0% per annum, which is secured with machinery and equipment. There was no outstanding balance at December 31, 2016.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2015, San Bartolomé had two outstanding lines of credit. The first line of credit was for $12.0 million bearing interest at 6.0% per annum, maturing June 30, 2018. The second line of credit was for $15.0 million bearing interest at 6.0% per annum that matured on December 29, 2016. Both lines of credit were secured with machinery and equipment. There was an outstanding balance of $4.6 million on the second line of credit at December 31, 2015.
Short-term Loan
In March 2015, the Company entered into a credit agreement (the “Short-term Credit Agreement”) with The Bank of Nova Scotia. The Short-term Credit Agreement provided for a $50.0 million loan (the “Short-term Loan”) to the Company. On June 25, 2015, the Short-term Loan was repaid in full, the security for the Short-term Loan was released, and the Short-term Credit Agreement was terminated.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In 2016, the Company entered into new lease financing arrangements primarily for a larger haul truck fleet at its Rochester mine and mining equipment to support the continued underground mine expansion at the Palmarejo complex. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.

Minimum future lease payments under capital and operating leases with terms longer than one year are as follows:

At December 31, (In thousands)
	Operating leases	Capital leases
2017	$13,709	$13,292
2018	5,514	10,968
2019	5,304	6,481
2020	3,891	3,675
2021	3,095	2,886
Thereafter	8,716	44
Total	$40,229	$37,346
Less: imputed interest	—	(2,441)
Net lease obligation	$40,229	$34,905
Interest Expense

	Year ended December 31,
In thousands	2016	2015	2014
7.875% Senior Notes due 2021	$28,871	$33,437	$32,741
3.25% Convertible Senior Notes due 2028	13	54	173
Term Loan due 2020	4,939	4,719	—
Short-term Loan	—	326	—
San Bartolomé Lines of Credit	15	795	—
Revolving Credit Facility	—	—	179
Loss on Revolving Credit Facility	—	—	3,035
Capital lease obligations	1,437	1,035	972
Accretion of Palmarejo gold production royalty obligation	1,211	6,567	10,773
Amortization of debt issuance costs	1,933	2,257	1,740
Accretion of debt premium	(345)	(409)	(357)
Other debt obligations	72	20	—
Capitalized interest	(1,226)	(3,098)	(1,710)
Total interest expense, net of capitalized interest	$36,920	$45,703	$47,546

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 20 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the Senior Notes. The following schedules present Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$423,488	$242,289	$—	$665,777
COSTS AND EXPENSES
Costs applicable to sales(1)	—	252,836	156,705	—	409,541
Amortization	1,558	77,392	44,211	—	123,161
COSTS AND EXPENSES
General and administrative	28,704	250	422	—	29,376
Exploration	1,596	6,127	5,207	—	12,930
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	2,044	5,839	9,336	—	17,219
Total costs and expenses	33,902	342,444	220,327	—	596,673
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(21,365)	—	—	—	(21,365)
Fair value adjustments, net	(1,635)	(4,133)	(5,813)	—	(11,581)
Other, net	4,357	2,139	463	(5,084)	1,875
Interest expense, net of capitalized interest	(35,158)	(861)	(5,985)	5,084	(36,920)
Total other income (expense), net	(53,801)	(2,855)	(11,335)	—	(67,991)
Loss before income and mining taxes	(87,703)	78,189	10,627	—	1,113
Income and mining tax (expense) benefit	11,733	(7,517)	50,023	—	54,239
Total loss after income and mining taxes	(75,970)	70,672	60,650	—	55,352
Equity income (loss) in consolidated subsidiaries	131,322	(4,353)	—	(126,969)	—
NET INCOME (LOSS)	$55,352	$66,319	$60,650	$(126,969)	$55,352
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	3,222	3,156	—	(3,156)	3,222
Reclassification adjustments for impairment of equity securities, net of tax	703	703	—	(703)	703
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(2,691)	(3,181)	—	3,181	(2,691)
Other comprehensive income (loss)	1,234	678	—	(678)	1,234
COMPREHENSIVE INCOME (LOSS)	$56,586	$66,997	$60,650	$(127,647)	$56,586
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$378,278	$267,808	$—	$646,086
COSTS AND EXPENSES
Costs applicable to sales(1)	—	261,830	217,824	—	479,654
Amortization	1,991	83,325	58,435	—	143,751
COSTS AND EXPENSES
General and administrative	32,405	35	394	—	32,834
Exploration	2,265	3,931	5,451	—	11,647
Write-downs	—	1,630	311,707	—	313,337
Pre-development, reclamation, and other	4,083	5,920	7,790	—	17,793
Total costs and expenses	40,744	356,671	601,601	—	999,016
OTHER INCOME (EXPENSE), NET
Gain on debt extinguishments	15,916	—	—	—	15,916
Fair value adjustments, net	1,224	818	3,160	—	5,202
Other, net	4,336	(3,106)	(13,385)	(3,776)	(15,931)
Interest expense, net of capitalized interest	(39,867)	(966)	(8,646)	3,776	(45,703)
Total other income (expense), net	(18,391)	(3,254)	(18,871)	—	(40,516)
Income (Loss) before income and mining taxes	(59,135)	18,353	(352,664)	—	(393,446)
Income and mining tax (expense) benefit	1,827	(2,354)	26,790	—	26,263
Income (Loss) after income and mining taxes	(57,308)	15,999	(325,874)	—	(367,183)
Equity income (loss) in consolidated subsidiaries	(309,875)	(14,814)	—	324,689	—
NET INCOME (LOSS)	$(367,183)	$1,185	$(325,874)	$324,689	$(367,183)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(4,154)	(3,118)	—	3,118	(4,154)
Reclassification adjustments for impairment of equity securities, net of tax	2,346	2,346	—	(2,346)	2,346
Reclassification adjustments for realized loss on sale of equity securities, net of tax	894	894	—	(894)	894
Other comprehensive income (loss)	(914)	122	—	(122)	(914)
COMPREHENSIVE INCOME (LOSS)	$(368,097)	$1,307	$(325,874)	$324,567	$(368,097)
(1) Excludes amortization.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$261,963	$373,779	$—	$635,742
COSTS AND EXPENSES
Costs applicable to sales(1)	—	196,805	281,140	—	477,945
Amortization	1,805	65,100	95,531	—	162,436
COSTS AND EXPENSES
General and administrative	39,976	6	863	—	40,845
Exploration	3,560	11,157	7,023	—	21,740
Write-downs	—	107,832	1,364,889	—	1,472,721
Pre-development, reclamation, and other	8,813	3,889	13,335	—	26,037
Total costs and expenses	54,154	384,789	1,762,781	—	2,201,724
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,812	3,653	(1,847)	—	3,618
Other, net	4,406	(7,023)	227	(2,828)	(5,218)
Interest expense, net of capitalized interest	(38,389)	(891)	(11,094)	2,828	(47,546)
Total other income (expense), net	(32,171)	(4,261)	(12,714)	—	(49,146)
Income (Loss) before income and mining taxes	(86,325)	(127,087)	(1,401,716)	—	(1,615,128)
Income and mining tax (expense) benefit	1,742	(2,224)	428,736	—	428,254
Income (Loss) after income and mining taxes	(84,583)	(129,311)	(972,980)	—	(1,186,874)
Equity income (loss) in consolidated subsidiaries	(1,102,291)	(4,181)	—	1,106,472	—
NET INCOME (LOSS)	$(1,186,874)	$(133,492)	$(972,980)	$1,106,472	$(1,186,874)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(2,290)	(2,272)	—	2,272	(2,290)
Reclassification adjustments for impairment of equity securities, net of tax	4,042	4,042	—	(4,042)	4,042
Reclassification adjustments for realized loss on sale of equity securities, net of tax	346	328	—	(328)	346
Other comprehensive income (loss)	2,098	2,098	—	(2,098)	2,098
COMPREHENSIVE INCOME (LOSS)	$(1,184,776)	$(131,394)	$(972,980)	$1,104,374	$(1,184,776)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$62,207	$134,892	$55,687	$(126,969)	125,817

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(246)	(58,084)	(42,683)	—	(101,013)
Proceeds from the sale of long-lived assets	—	4,800	11,496	—	16,296
Purchase of investments	(178)	—	—	—	(178)
Sales and maturities of investments	501	6,576	—	—	7,077
Acquisitions, net of cash acquired	—	—	(1,417)	—	(1,417)
Other	(4,396)	368	(180)	—	(4,208)
Investments in consolidated subsidiaries	(107,855)	25,047	—	82,808	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,174)	(21,293)	(32,784)	82,808	(83,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(303,686)	(10,894)	(8,221)	—	(322,801)
Gold production royalty payments	—	—	(27,155)	—	(27,155)
Net intercompany financing activity	45,850	(86,914)	(3,097)	44,161	—
Issuance of common stock	269,556	—	—	—	269,556
Other	172	—	—	—	172
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,892	(97,808)	(38,473)	44,161	(80,228)
Effect of exchange rate changes on cash and cash equivalents	—	4	(682)	—	(678)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,075)	15,795	(16,252)	—	(38,532)
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$58,048	$50,023	$54,111	$—	$162,182

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(377,091)	$86,486	$79,458	$324,689	113,542

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(514)	(52,376)	(42,303)	—	(95,193)
Proceeds from the sale of long-lived assets	—	289	318	—	607
Purchase of investments	(1,880)	—	—	—	(1,880)
Sales and maturities of investments	2	532	71	—	605
Acquisitions, net of cash acquired	(110,846)	—	—	—	(110,846)
Other	(4,710)	234	(110)	—	(4,586)
Investments in consolidated subsidiaries	282,041	20,239	120	(302,400)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	164,093	(31,082)	(41,904)	(302,400)	(211,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	3,500	—	153,500
Payments on debt, capital leases, and associated costs	(62,930)	(7,428)	(14,357)	—	(84,715)
Gold production royalty payments	—	—	(39,235)	—	(39,235)
Net intercompany financing activity	12,232	(19,518)	29,575	(22,289)	—
Other	(542)	—	—	—	(542)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	98,760	(26,946)	(20,517)	(22,289)	29,008
Effect of exchange rate changes on cash and cash equivalents	—	(11)	(1,393)	—	(1,404)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,238)	28,447	15,644	—	(70,147)
Cash and cash equivalents at beginning of period	210,361	5,781	54,719	—	270,861
Cash and cash equivalents at end of period	$96,123	$34,228	$70,363	$—	$200,714

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(1,175,464)	$41,292	$81,248	$1,106,472	53,548

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,849)	(28,118)	(34,277)	—	(64,244)
Proceeds from the sale of long-lived assets	—	48	281	—	329
Purchase of investments	(50,013)	(429)	(71)	—	(50,513)
Sales and maturities of investments	49,069	5,261	14	—	54,344
Acquisitions, net of cash acquired	(12,079)	(4,000)	(5,250)	—	(21,329)
Other	—	—	(321)	—	(321)
Investments in consolidated subsidiaries	1,151,372	4,106	—	(1,155,478)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,136,500	(23,132)	(39,624)	(1,155,478)	(81,734)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	153,000	—	14,784	—	167,784
Payments on debt, capital leases, and associated costs	(18,545)	(6,114)	(1,243)	—	(25,902)
Gold production royalty payments	—	—	(48,395)	—	(48,395)
Net intercompany financing activity	(21,697)	(7,256)	(20,053)	49,006	—
Other	(509)	—	—	—	(509)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	112,249	(13,370)	(54,907)	49,006	92,978
Effect of exchange rate changes on cash and cash equivalents	—	—	(621)	—	(621)
NET CHANGE IN CASH AND CASH EQUIVALENTS	73,285	4,790	(13,904)	—	64,171
Cash and cash equivalents at beginning of period	137,076	991	68,623	—	206,690
Cash and cash equivalents at end of period	$210,361	$5,781	$54,719	$—	$270,861

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,048	$50,023	$54,111	$—	$162,182
Receivables	12	6,865	53,554	—	60,431
Ore on leach pads	—	64,167	—	—	64,167
Inventory	—	49,393	56,633	—	106,026
Prepaid expenses and other	3,803	1,459	12,719	—	17,981
	61,863	171,907	177,017	—	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	3,222	139,885	73,689	—	216,796
Mining properties, net	—	195,791	362,664	—	558,455
Ore on leach pads	—	67,231	—	—	67,231
Restricted assets	10,170	226	7,201	—	17,597
Equity securities	—	4,488	—	—	4,488
Receivables	—	—	30,951	—	30,951
Deferred tax assets	—	—	191	—	191
Net investment in subsidiaries	273,056	11,650	—	(284,706)	—
Other	221,381	9,263	3,153	(221,384)	12,413
TOTAL ASSETS	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,153	$24,921	$26,261	$—	$53,335
Other accrued liabilities	12,881	13,664	16,198	—	42,743
Debt	—	6,516	5,523	—	12,039
Royalty obligations	—	4,995	—	—	4,995
Reclamation	—	2,672	850	—	3,522
	15,034	52,768	48,832	—	116,634
NON-CURRENT LIABILITIES
Debt	175,991	15,214	229,036	(221,384)	198,857
Royalty obligations	—	4,292	—	—	4,292
Reclamation	—	75,183	20,621	—	95,804
Deferred tax liabilities	13,810	6,179	54,809	—	74,798
Other long-term liabilities	1,993	4,750	53,294	—	60,037
Intercompany payable (receivable)	(405,623)	336,813	68,810	—	—
	(213,829)	442,431	426,570	(221,384)	433,788
STOCKHOLDERS’ EQUITY
Common stock	1,809	250	197,913	(198,163)	1,809
Additional paid-in capital	3,314,590	181,009	1,864,261	(2,045,270)	3,314,590
Accumulated deficit	(2,545,424)	(73,529)	(1,882,710)	1,956,239	(2,545,424)
Accumulated other comprehensive income (loss)	(2,488)	(2,488)	—	2,488	(2,488)
	768,487	105,242	179,464	(284,706)	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96,123	$34,228	$70,363	$—	$200,714
Receivables	11	12,773	73,208	—	85,992
Ore on leach pads	—	67,329	—	—	67,329
Inventory	—	45,491	36,220	—	81,711
Prepaid expenses and other	3,496	1,075	6,371	—	10,942
	99,630	160,896	186,162	—	446,688
NON-CURRENT ASSETS
Property, plant and equipment, net	4,546	138,706	52,747	—	195,999
Mining properties, net	—	199,303	389,916	—	589,219
Ore on leach pads	—	44,582	—	—	44,582
Restricted assets	5,755	381	5,497	—	11,633
Equity securities	434	2,332	—	—	2,766
Receivables	—	—	24,768	—	24,768
Deferred tax assets	—	—	1,942	—	1,942
Net investment in subsidiaries	127,671	27,657	—	(155,328)	—
Other	54,578	9,197	5,695	(54,578)	14,892
TOTAL ASSETS	$292,614	$583,054	$666,727	$(209,906)	$1,332,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,743	$21,956	$28,454	$—	$52,153
Other accrued liabilities	20,555	11,177	18,800	—	50,532
Debt	1,000	8,120	1,311	—	10,431
Royalty obligations	—	4,729	20,164	—	24,893
Reclamation	—	1,401	1,821	(1,151)	2,071
	23,298	47,383	70,550	(1,151)	140,080
NON-CURRENT LIABILITIES
Debt	467,634	4,947	61,976	(54,578)	479,979
Royalty obligations	—	4,864	—	—	4,864
Reclamation	—	61,924	20,122	1,151	83,197
Deferred tax liabilities	28,600	6,927	111,605	—	147,132
Other long-term liabilities	2,171	3,838	49,752	—	55,761
Intercompany payable (receivable)	(650,565)	411,103	239,462	—	—
	(152,160)	493,603	482,917	(53,427)	770,933
STOCKHOLDERS’ EQUITY
Common stock	1,513	250	130,885	(131,135)	1,513
Additional paid-in capital	3,024,461	179,553	1,896,047	(2,075,600)	3,024,461
Accumulated deficit	(2,600,776)	(135,049)	(1,913,672)	2,048,721	(2,600,776)
Accumulated other comprehensive income (loss)	(3,722)	(2,686)	—	2,686	(3,722)
	421,476	42,068	113,260	(155,328)	421,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,614	$583,054	$666,727	$(209,906)	$1,332,489

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At December 31, 2016, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalty
Commencing January 1, 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty is payable on the actual sales prices received (exclusive of gains or losses associated with trading activities), less refining and related costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in the Company's mine plan and silver and gold prices result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At December 31, 2016, a total of 18.0 million silver equivalent ounces remain outstanding under the obligation.
Palmarejo Gold Production Royalty and Gold Stream
In January 2009, Coeur Mexicana entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation under which the subsidiary of Franco-Nevada Corporation purchased a royalty covering 50% of the life of mine gold to be produced from its Palmarejo silver and gold mine in Mexico (excluding production from the recently acquired Paramount properties). The royalty agreement provided for a minimum obligation of 4,167 ounces per month over an initial eight-year period for a total of 400,000 ounces of gold. On October 2, 2014, Coeur Mexicana terminated the Palmarejo gold production royalty in exchange for a termination payment of $2.0 million. In July 2016, the remaining minimum obligation under the Palmarejo royalty agreement was satisfied and the termination of the Palmarejo royalty agreement became effective.
Coeur Mexicana is now subject to a gold stream agreement whereby Coeur Mexicana will sell 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) to a subsidiary of Franco-Nevada Corporation upon completion of the gold production royalty minimum ounce delivery requirement, for the lesser of $800 or spot price per ounce. Under the gold stream agreement, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Bolivian Temporary Restriction on Mining above 4,400 Meters
In October 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL. The stability studies have been completed and officially submitted to the Bolivian mining technical authorities. Accordingly, the COMIBOL suspension has expired in accordance with the terms of the resolution. The Company is not currently mining above the 4,400 meter level due to community relations concerns and the current political climate in Bolivia.

If COMIBOL decides to affirmatively adopt a new resolution to restrict access above the 4,400 meter level, the Company may need to further write down the carrying value of the asset. While a portion of the Company's proven and probable reserves relate to material above the 4,400 meter level at San Bartolomé, so long as operations remain suspended, there is a risk that silver may not be produced from this material at expected levels or at all, particularly given the remaining anticipated mine life of this asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

NOTE 22 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2016	2015	2014
Capital lease obligations	$32,243	$4,123	$24,879
Non-cash extinguishment of senior notes	10,616	53,373	—
Non-cash acquisitions and related deferred taxes	—	297,821	—
Other cash flow information:
Interest paid	$41,976	$42,264	$30,691
Income taxes paid	17,181	1,937	20,198

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2016
Revenues	$148,387	$182,007	$176,247	$159,136
Costs applicable to sales	101,555	100,465	105,408	102,113
Amortization	27,964	37,505	27,763	29,929
Exploration	1,731	2,233	3,706	5,260
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)	16,926	11,764	11,604	10,747
Net income (loss)	(20,396)	14,497	69,557	(8,306)
Cash provided by (used in) operating activities	6,617	45,939	47,812	25,449
Capital expenditures	22,172	23,288	25,627	29,926

Basic net income (loss) per share	$(0.14)	$0.09	$0.43	$(0.03)

Diluted net income (loss) per share	$(0.14)	$0.09	$0.42	$(0.03)

	Q1	Q2	Q3	Q4
2015
Revenues	$152,956	$166,263	$162,552	$164,315
Costs applicable to sales	115,062	119,097	120,237	125,258
Amortization	33,090	38,974	35,497	36,190
Exploration	4,266	3,579	2,112	1,690
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)(1)	15,597	10,718	11,632	326,017
Net income (loss)	(33,287)	(16,677)	(14,219)	(303,000)
Cash provided by (used in) operating activities	(3,449)	37,004	36,770	43,217
Capital expenditures	17,620	23,677	23,861	30,035

Basic net income (loss) per share	$(0.32)	$(0.12)	$(0.11)	$(2.28)

Diluted net income (loss) per share	$(0.32)	$(0.12)	$(0.11)	$(2.28)
(1) The Company performed impairment testing of long-lived assets in the fourth quarter of 2015 and, based on the results of the impairment testing, recorded a write-down of $313.3 million to long-lived assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2016.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2016 Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2016 Year End,” “2016 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	656,611	$10.76	3,303,388
Equity compensation plans not approved by security holders	—	—	—
Total	656,611	$10.76	3,303,388

(1)
Amounts include 2,372,632 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The Company's consolidated financial statements and notes, together with the report thereon of Grant Thornton LLP dated February 8, 2017, are included herein as part of Item 8. Financial Statements and Supplementary Data above.
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

2.3
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

3.4
Amended and Restated Bylaws of the Registrant, effective December 13, 2016 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2016 (File No. 001-08641)).

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

10.30	Annual Incentive Plan Summary of the Registrant (Filed herewith).*
10.31	Officer Severance Policy of the Registrant (Filed herewith).*
10.32	Nonqualified Deferred Compensation Plan of the Registrant (Filed herewith).*
12	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith).
21	List of subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed herewith).
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).

32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*    Management contract or compensatory plan or arrangement.
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 8, 2017	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 8, 2017

/s/ Peter C. Mitchell______________________ Peter C. Mitchell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2017

/s/ Mark Spurbeck_______________________ Mark Spurbeck	Vice President, Finance (Principal Accounting Officer)	February 8, 2017

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 8, 2017

/s/ Kevin S. Crutchfield___________________ Kevin S. Crutchfield	Director	February 8, 2017

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 8, 2017

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 8, 2017

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 8, 2017

/s/ John H. Robinson______________________ John H. Robinson	Director	February 8, 2017

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 8, 2017