Form 10-K/A
period 2016-12-31
Coeur Mining, Inc.
filed 2017-02-10
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
As of February 6, 2017, 181,055,852 shares of Common Stock, par value $0.01 per share

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Coeur Mining, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 9, 2017, and is being filed solely to amend the report prepared by KPMG LLP contained in Item 8 of the Form 10-K (the “Audit Report”) to correct a typographical error in the date of the Audit Report from February 8, 2017 to February 10, 2016. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding sentence. This Amendment includes a new consent of KPMG LLP as Exhibit 23.2 hereto and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

COEUR MINING, INC.

FORM 10-K/A

PART II

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2017 expressed an unqualified opinion.

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
(a) The Company's consolidated financial statements and notes, together with the reports thereon of Grant Thornton LLP dated February 8, 2017 and of KPMG LLP dated February 10, 2016 are included herein as part of Item 8. Financial Statements and Supplementary Data above.
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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 10, 2017	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)