Form 10-Q
period 2017-03-31
Coeur Mining, Inc.
filed 2017-04-26
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 181,449,038 shares were issued and outstanding as of April 24, 2017.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended March 31,
		2017	2016
	Notes	In thousands, except share data
Revenue	3	$206,138	$148,387
COSTS AND EXPENSES
Costs applicable to sales(1)	3	132,712	101,555
Amortization		40,104	27,964
General and administrative		10,133	8,276
Exploration		5,252	1,731
Write-downs		—	4,446
Pre-development, reclamation, and other		4,581	4,204
Total costs and expenses		192,782	148,176
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	10	(1,200)	(8,695)
Interest expense, net of capitalized interest	17	(3,586)	(11,120)
Other, net	7	21,139	1,314
Total other income (expense), net		16,353	(18,501)
Income (loss) before income and mining taxes		29,709	(18,290)
Income and mining tax (expense) benefit	8	(11,046)	(2,106)
NET INCOME (LOSS)		$18,663	$(20,396)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of ($1,101) for the three months ended March 31, 2016		(2,182)	1,043
Reclassification adjustments for impairment of equity securities		121	—
Reclassification adjustments for realized (gain) loss on sale of equity securities		1,471	588
Other comprehensive income (loss)		(590)	1,631
COMPREHENSIVE INCOME (LOSS)		$18,073	$(18,765)

NET INCOME (LOSS) PER SHARE	9
Basic		$0.10	$(0.14)

Diluted		$0.10	$(0.14)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
		2017	2016
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$18,663	(20,396)
Adjustments:
Amortization		40,104	27,964
Accretion		2,514	3,169
Deferred income taxes		1,375	(2,105)
Fair value adjustments, net	10	1,200	8,695
Stock-based compensation	5	3,307	2,915
Gain on sale of the Joaquin project		(21,138)	—
Write-downs		—	4,446
Other		(2,198)	(1,435)
Changes in operating assets and liabilities:
Receivables		13,106	3,481
Prepaid expenses and other current assets		(4,299)	1,279
Inventory and ore on leach pads		14,292	(7,822)
Accounts payable and accrued liabilities		(11,655)	(13,574)
CASH PROVIDED BY OPERATING ACTIVITIES		55,271	6,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(23,979)	(22,172)
Proceeds from the sale of assets		15,019	4,009
Purchase of investments		(1,016)	(7)
Sale of investments		10,020	997
Other		(1,546)	(1,473)
CASH USED IN INVESTING ACTIVITIES		(1,502)	(18,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs		(3,226)	(5,971)
Gold production royalty payments		—	(9,131)
Other		(3,247)	(280)
CASH USED IN FINANCING ACTIVITIES		(6,473)	(15,382)
Effect of exchange rate changes on cash and cash equivalents		555	86
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		47,851	(27,325)
Cash and cash equivalents at beginning of period		162,182	200,714
Cash and cash equivalents at end of period		$210,033	$173,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2017 (Unaudited)	December 31, 2016
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$210,033	$162,182
Receivables	13	67,064	60,431
Inventory	14	73,760	106,026
Ore on leach pads	14	66,585	64,167
Prepaid expenses and other		22,450	17,981
		439,892	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	15	222,617	216,796
Mining properties, net	16	549,207	558,455
Ore on leach pads	14	72,461	67,231
Restricted assets	12	18,954	17,597
Equity securities	12	3,796	4,488
Receivables	13	15,558	30,951
Other		15,265	12,604
TOTAL ASSETS		$1,337,750	$1,318,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$47,370	$53,335
Accrued liabilities and other		37,999	42,743
Debt	17	13,451	12,039
Royalty obligations	10	4,961	4,995
Reclamation	4	3,604	3,522
		107,385	116,634
NON-CURRENT LIABILITIES
Debt	17	205,625	198,857
Royalty obligations	10	4,316	4,292
Reclamation	4	97,595	95,804
Deferred tax liabilities		76,363	74,798
Other long-term liabilities		59,846	60,037
		443,745	433,788
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 181,492,911 at March 31, 2017 and 180,933,287 at December 31, 2016		1,815	1,809
Additional paid-in capital		3,314,644	3,314,590
Accumulated other comprehensive income (loss)		(3,078)	(2,488)
Accumulated deficit		(2,526,761)	(2,545,424)
		786,620	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,337,750	$1,318,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
Net income (loss)	—	—	—	18,663	—	18,663
Other comprehensive income (loss)	—	—	—	—	(590)	(590)
Common stock issued under stock-based compensation plans, net	560	6	54	—	—	60
Balances at March 31, 2017 (Unaudited)	181,493	$1,815	$3,314,644	$(2,526,761)	$(3,078)	$786,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2017. The condensed consolidated December 31, 2016 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Standards

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating this standard and does not expect this ASU to materially impact the Company’s consolidated net income, financial position or cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes became effective for the Company’s fiscal year beginning January 1, 2017, and the Company’s adoption had no impact on the Company’s consolidated financial position, results of operations, and cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which has subsequently been amended several times. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company has substantially completed its analysis of the new standard and reviewed potential impacts from timing of when control is transferred to customers, variable consideration on concentrate sales and classification of refining fees.  The Company does not expect this ASU to materially impact the Company’s consolidated net income, financial position or cash flows.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, Rochester, Kensington, Wharf, and San Bartolomé mines. All operating segments are engaged in the discovery, mining, and production of gold and/or silver. Other includes the Endeavor silver stream, La Preciosa project, other royalties and mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts. The Company eliminated Coeur Capital as a standalone reportable segment in the first quarter of 2017 and has classified the operating performance, segment assets, and capital expenditures of the Endeavor silver stream and other remaining non-core assets in Other. All prior period amounts have been adjusted to conform to the current presentation.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2017	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$77,704	$38,979	$37,964	$30,251	$20,584	$656	$206,138
Costs and Expenses
Costs applicable to sales(1)	43,001	26,439	28,443	16,320	18,222	287	132,712
Amortization	20,150	5,816	9,178	3,111	1,411	438	40,104
Exploration	1,631	144	839	—	—	2,638	5,252
Other operating expenses	301	810	345	619	752	11,887	14,714
Other income (expense)
Fair value adjustments, net	—	(1,200)	—	—	—	—	(1,200)
Interest expense, net	(125)	(117)	(40)	(19)	(7)	(3,278)	(3,586)
Other, net	1,794	(32)	(808)	89	279	19,817	21,139
Income and mining tax (expense) benefit	(12,245)	(498)	—	(957)	(31)	2,685	(11,046)
Net income (loss)	$2,045	$3,923	$(1,689)	$9,314	$440	$4,630	$18,663
Segment assets(2)	$401,623	$227,526	$204,987	$104,673	$68,412	$84,402	$1,091,623
Capital expenditures	$6,230	$10,568	$5,521	$887	$388	$385	$23,979
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended March 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$29,813	$29,982	$35,743	$27,929	$21,278	$1,891	$146,636
Royalties	—	—	—	—	—	1,751	1,751
	29,813	29,982	35,743	27,929	21,278	3,642	148,387
Costs and Expenses
Costs applicable to sales(1)	21,038	22,485	24,418	15,461	17,497	656	101,555
Amortization	7,289	5,313	8,349	4,051	1,754	1,208	27,964
Exploration	801	109	(47)	—	—	868	1,731
Write-downs	—	—	—	—	—	4,446	4,446
Other operating expenses	315	681	252	493	291	10,448	12,480
Other income (expense)
Fair value adjustments, net	(4,864)	(2,249)	—	—	—	(1,582)	(8,695)
Interest expense, net	(734)	(171)	(43)	—	(3)	(10,169)	(11,120)
Other, net	(1,235)	3	(20)	10	315	2,241	1,314
Income and mining tax (expense) benefit	98	(423)	—	116	(1,571)	(326)	(2,106)
Net income (loss)	$(6,365)	$(1,446)	$2,708	$8,050	$477	$(23,820)	$(20,396)
Segment assets(2)	$422,086	$209,692	$192,805	$113,383	$87,750	$92,224	$1,117,940
Capital expenditures	$8,815	$3,289	$8,090	$1,410	$521	$47	$22,172
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Assets	March 31, 2017	December 31, 2016
Total assets for reportable segments	$1,091,623	$1,122,038
Cash and cash equivalents	210,033	162,182
Other assets	36,094	34,689
Total consolidated assets	$1,337,750	$1,318,909

Geographic Information

Long-Lived Assets	March 31, 2017	December 31, 2016
Mexico	$376,890	$397,697
United States	355,736	338,897
Bolivia	32,422	31,539
Australia	2,871	2,983
Argentina	227	10,228
Other	5,601	5,564
Total	$773,747	$786,908

Revenue	Three months ended March 31,
	2017	2016
United States	$107,194	$93,654
Mexico	77,704	30,522
Bolivia	20,584	21,278
Australia	656	1,891
Other	—	1,042
Total	$206,138	$148,387

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended March 31,
In thousands	2017	2016
Asset retirement obligation - Beginning	$97,380	$82,072
Accretion	2,338	1,960
Additions and changes in estimates	—	251
Settlements	(478)	(309)
Asset retirement obligation - Ending	$99,240	$83,974
The Company has accrued $2.0 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $3.3 million and $2.9 million, respectively. At March 31, 2017, there was $12.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table summarizes the grants awarded during the three months ended March 31, 2017:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 18, 2017	236,581	$11.47	—	$—	316,213	$11.58
March 7, 2017	539,858	$7.60	14,820	$3.91	—	$—

The following options and stock appreciation rights were exercisable during the three months ended March 31, 2017:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	—	$—	425,850	$14.29
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the three months ended March 31, 2017 and 2016 were $2.1 million and $1.0 million, respectively, due to timing of Company contributions. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Three months ended March 31,
In thousands	2017	2016
Foreign exchange gain (loss)	$1,349	$(164)
Gain (loss) on sale of assets and investments	(2,066)	1,085
Gain on sale of the Joaquin project	21,138	—
Impairment of equity securities	(121)	—
Other	839	393
Other, net	$21,139	$1,314

NOTE 8 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2017 and 2016 by significant jurisdiction:

	Three months ended March 31,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$20,714	$(1,964)	$(9,361)	$(532)
Argentina	(328)	1,124	(1,015)	1,543
Mexico	8,650	(9,923)	(7,509)	17
Bolivia	471	(31)	2,047	(1,570)
Other jurisdictions	202	(252)	(2,452)	(1,564)
	$29,709	$(11,046)	$(18,290)	$(2,106)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company’s effective tax rate is impacted by recurring and nonrecurring items. These items include foreign exchange rates on deferred tax balances, uncertain tax positions, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. During the first quarter of 2017, foreign exchange increased income and mining tax expense by $5.6 million, predominately due to the strength of the Mexican peso. Additionally, the Company recognized $1.8 million income and mining tax expense from the sale of the Joaquin project. Also during the first quarter, favorable operating results at Palmarejo contributed to higher income and mining tax expense. The Company’s consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the sections titled “Risk Factors” set forth in the 2016 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2012 forward for the U.S. federal jurisdiction and from 2008 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $2.5 million and $3.5 million in the next 12 months.
At March 31, 2017 and December 31, 2016, the Company had $18.7 million and $19.6 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2017 and December 31, 2016, the amount of accrued income-tax-related interest and penalties was $8.7 million and $8.7 million, respectively.

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
For the three months ended March 31, 2017 and 2016, 1,368,685 and 3,321,424 of common stock equivalents, respectively, related to equity-based awards were not included in the diluted per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes (“Convertible Notes”) were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2016 because there is no excess value upon conversion over the principal amount of the Convertible Notes. The outstanding Convertible Notes were redeemed in the third quarter of 2016.

	Three months ended March 31,
In thousands except per share amounts	2017	2016
Net income (loss) available to common stockholders	$18,663	$(20,396)
Weighted average shares:
Basic	178,898	150,249
Effect of stock-based compensation plans	4,170	—
Diluted	183,068	150,249
Income (loss) per share:
Basic	$0.10	$(0.14)
Diluted	$0.10	$(0.14)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended March 31,
In thousands	2017	2016
Rochester net smelter returns (“NSR”) royalty obligation	$(1,200)	$(2,249)
Palmarejo royalty obligation embedded derivative	—	(4,878)
Silver and gold options	—	(1,568)
Fair value adjustments, net	$(1,200)	$(8,695)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$3,796	$3,517	$—	$279
Other derivative instruments, net	614	—	614	—
	$4,410	$3,517	$614	$279
Liabilities:
Rochester NSR royalty obligation	9,277	—	—	9,277
Other derivative instruments, net	4	—	4	—
	$9,281	$—	$4	$9,277

	Fair Value at December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,488	$4,209	$—	$279
Liabilities:
Rochester NSR royalty obligation	9,287	—	—	9,287
Other derivative instruments, net	762	—	762	—
	$10,049	$—	$762	$9,287
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
The Company’s other derivative instruments, net, relate to concentrate and certain doré sales contracts valued using pricing models, which require inputs that are derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The fair value of the Rochester NSR royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company has classified this obligation as Level 3 financial liabilities. Based on current mine plans, 1.6 years was used to estimate the fair value of the Rochester NSR royalty obligation at March 31, 2017.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2017.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity securities	$279	$—	$—	$279
Liabilities:
Rochester NSR royalty obligation	$9,287	$1,200	$(1,210)	$9,277
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2017 and December 31, 2016 is presented in the following table:

	March 31, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$176,114	$184,279	$—	$184,279	$—

(1)	Net of unamortized debt issuance costs and premium received of $1.9 million.

	December 31, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$175,991	$184,373	—	$184,373	—

(1)	Net of unamortized debt issuance costs and premium received of $2.0 million.
The fair value of the 7.875% Senior Notes due 2021 (the “Senior Notes”) was estimated using quoted market prices.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Palmarejo Gold Production Royalty
In January 2009, the Company's subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), entered into a gold production royalty agreement with a subsidiary of Franco-Nevada Corporation that covered 50% of the life of mine production from the Palmarejo mine and legacy adjacent properties. The royalty transaction included a minimum obligation of 4,167 gold ounces per month and terminated upon delivery of 400,000 gold ounces, which occurred in July 2016.
    The price volatility associated with the minimum royalty obligation was considered an embedded derivative. The Company was required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. For the three months ended March 31, 2016, the mark-to-market adjustment associated with the change was a loss of $4.9 million. Payments on the royalty obligation decreased the carrying amount of the minimum obligation and the derivative liability. For the three months ended March 31, 2016, realized loss on settlement of the liability was $3.0 million. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $1.4 million and $0.6 million in the three months ended March 31, 2017 and 2016, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At March 31, 2017, the Company had the following provisionally priced sales that settle as follows:

In thousands except average prices and notional ounces	2017	Thereafter

Provisional silver sales contracts	$1,403	$—
Average silver price	$17.74	$—
Notional ounces	79,084	—

Provisional gold sales contracts	$35,849	$—
Average gold price	$1,211	$—
Notional ounces	29,603	—
Silver and Gold Options
During three months ended March 31, 2016, the Company had realized losses of $1.6 million, from settled contracts. At March 31, 2017, the Company had no outstanding gold and silver options contracts.
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$614	$4	$—	$—

	December 31, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	—	762	—	—
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2017 and 2016 (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2017	2016
Revenue	Provisional silver and gold sales contracts	$1,372	$566
Fair value adjustments, net	Palmarejo gold production royalty	—	(4,878)
Fair value adjustments, net	Silver and gold options	—	(1,568)
		$1,372	$(5,880)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 12 – INVESTMENTS
Equity Securities
The Company makes strategic investments in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At March 31, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$2,167	$—	$—	$2,167
Rockhaven Resources Ltd	514	(64)	—	450
Silver Bull Resources, Inc.	131	—	356	487
Other	193	—	499	692
Equity securities	$3,005	$(64)	$855	$3,796

	At December 31, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$2,645	$—	$—	$2,645
Silver Bull Resources, Inc.	233	—	783	1,016
Other	229	—	598	827
Equity securities	$3,107	$—	$1,381	$4,488

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded a pre-tax other-than-temporary impairment loss of $0.1 million in the three months ended March 31, 2017, and no impairment loss in the three months ended March 31, 2016, in Other, net. The following table summarizes unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2017:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(64)	$450	$—	$—	$(64)	$450
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At March 31, 2017 and December 31, 2016, the Company held certificates of deposit and cash under these agreements of $19.0 million and $17.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	March 31, 2017	December 31, 2016
Current receivables:
Trade receivables	$8,772	$10,669
Income tax receivable	11,441	1,038
Value added tax receivable	44,085	46,083
Other	2,766	2,641
	$67,064	$60,431
Non-current receivables:
Value added tax receivable	$15,558	$19,293
Income tax receivable	—	11,658
	15,558	30,951
Total receivables	$82,622	$91,382

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	March 31, 2017	December 31, 2016
Inventory:
Concentrate	$13,476	$17,994
Precious metals	20,938	47,228
Supplies	39,346	40,804
	$73,760	$106,026
Ore on leach pads:
Current	$66,585	$64,167
Non-current	72,461	67,231
	$139,046	$131,398
Total inventory and ore on leach pads	$212,806	$237,424

NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	March 31, 2017	December 31, 2016
Land	$8,403	$7,878
Facilities and equipment	649,030	650,480
Assets under capital leases	63,775	54,968
	721,208	713,326
Accumulated amortization (1)	(531,480)	(524,806)
	189,728	188,520
Construction in progress	32,889	28,276
Property, plant and equipment, net	$222,617	$216,796
(1) Includes $15.6 million of accumulated amortization related to assets under capital leases.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2017	Palmarejo	Rochester	Kensington	Wharf		San Bartolomé	La Preciosa	Other	Total
Mine development	$179,562	$171,543	$279,095	$37,562		$39,338	$—	$—	$707,100
Accumulated amortization	(137,215)	(139,519)	(159,485)	(12,530)		(32,625)	—	—	(481,374)
	42,347	32,024	119,610	25,032		6,713	—	—	225,726
Mineral interests	629,303	—	—	45,837		12,868	49,085	41,272	778,365
Accumulated amortization	(393,532)	—	—	(20,106)	—	(11,762)	—	(29,484)	(454,884)
	235,771	—	—	25,731		1,106	49,085	11,788	323,481
Mining properties, net	$278,118	$32,024	$119,610	$50,763		$7,819	$49,085	$11,788	$549,207

December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Other	Total
Mine development	$174,890	$165,230	$271,175	$37,485	$39,184	$—	$—	$—	$687,964
Accumulated amortization	(134,995)	(138,244)	(154,744)	(11,699)	(32,192)	—		—	(471,874)
	39,895	26,986	116,431	25,786	6,992	—	—	—	216,090
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	37,272	784,365
Accumulated amortization	(381,686)	—	—	(19,249)	(11,695)	—	—	(29,370)	(442,000)
	247,617	—	—	26,588	1,173	49,085	10,000	7,902	342,365
Mining properties, net	$287,512	$26,986	$116,431	$52,374	$8,165	$49,085	$10,000	$7,902	$558,455
In February 2017, the Company sold the Joaquin silver-gold exploration project for consideration of $27.4 million and a 2.0% NSR royalty on the Joaquin project, which is included in Other. The Company recognized a $21.1 million pre-tax gain on this sale.

NOTE 17 – DEBT

	March 31, 2017		December 31, 2016
In thousands	Current	Non-Current	Current	Non-Current
Senior Notes, net(1)	$—	$176,114	$—	$175,991
Capital lease obligations	13,451	29,511	12,039	22,866
	$13,451	$205,625	$12,039	$198,857
(1) Net of unamortized debt issuance costs and premium received of $1.9 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively.

7.875% Senior Notes due 2021
On or after February 1, 2017, the Company may redeem some or all of the Senior Notes at the applicable redemption prices set forth in the Indenture for the Senior Notes, together with accrued and unpaid interest.
Lines of Credit
At March 31, 2017, the Company’s subsidiary that holds the San Bartolomé mine had an available line of credit for $12.0 million that matures in June 30, 2018, bearing interest at 6.0% per annum, which is secured by machinery and equipment. There was no outstanding balance at March 31, 2017.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the three months ended March 31, 2017, the Company entered into new lease financing arrangements primarily for diesel generators at Kensington and mining equipment at Rochester. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Interest Expense

	Three months ended March 31,
In thousands	2017	2016
Senior Notes	$3,504	7,457
Term Loan due 2020	—	2,264
Capital lease obligations	306	265
Accretion of Palmarejo gold production royalty obligation	—	765
Amortization of debt issuance costs	166	631
Accretion of debt premium	(43)	(91)
Other debt obligations	16	32
Capitalized interest	(363)	(203)
Total interest expense, net of capitalized interest	$3,586	$11,120

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$107,194	$98,944	$—	$206,138
COSTS AND EXPENSES
Costs applicable to sales(1)	—	71,202	61,510	—	132,712
Amortization	324	18,104	21,676	—	40,104
General and administrative	10,106	24	3	—	10,133
Exploration	336	1,727	3,189	—	5,252
Pre-development, reclamation, and other	175	1,781	2,625	—	4,581
Total costs and expenses	10,941	92,838	89,003	—	192,782
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	—	(1,200)	—	—	(1,200)
Other, net	15,222	5,458	1,873	(1,414)	21,139
Interest expense, net of capitalized interest	(3,279)	(175)	(1,546)	1,414	(3,586)
Total other income (expense), net	11,943	4,083	327	—	16,353
Loss before income and mining taxes	1,002	18,439	10,268	—	29,709
Income and mining tax (expense) benefit	1,588	(2,434)	(10,200)	—	(11,046)
Total loss after income and mining taxes	2,590	16,005	68	—	18,663
Equity income (loss) in consolidated subsidiaries	16,073	70	(67)	(16,076)	—
NET INCOME (LOSS)	$18,663	$16,075	$1	$(16,076)	$18,663
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(2,182)	(279)	—	279	(2,182)
Reclassification adjustments for impairment of equity securities, net of tax	121	121	—	(121)	121
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	1,471	(369)	—	369	1,471
Other comprehensive income (loss)	(590)	(527)	—	527	(590)
COMPREHENSIVE INCOME (LOSS)	$18,073	$15,548	$1	$(15,549)	$18,073
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,954	$54,433	$—	$148,387
COSTS AND EXPENSES
Costs applicable to sales(1)	—	62,364	39,191	—	101,555
Amortization	423	17,859	9,682	—	27,964
General and administrative	8,080	18	178	—	8,276
Exploration	623	184	924	—	1,731
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	452	1,416	2,336	—	4,204
Total costs and expenses	9,578	81,841	56,757	—	148,176
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,582)	(2,249)	(4,864)	—	(8,695)
Other, net	338	2,254	(253)	(1,025)	1,314
Interest expense, net of capitalized interest	(10,255)	(213)	(1,677)	1,025	(11,120)
Total other income (expense), net	(11,499)	(208)	(6,794)	—	(18,501)
Income (Loss) before income and mining taxes	(21,077)	11,905	(9,118)	—	(18,290)
Income and mining tax (expense) benefit	(209)	(307)	(1,590)	—	(2,106)
Income (Loss) after income and mining taxes	(21,286)	11,598	(10,708)	—	(20,396)
Equity income (loss) in consolidated subsidiaries	890	(4,479)	—	3,589	—
NET INCOME (LOSS)	$(20,396)	$7,119	$(10,708)	$3,589	$(20,396)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	1,043	976	—	(976)	1,043
Reclassification adjustments for realized loss on sale of equity securities, net of tax	588	(381)	—	381	588
Other comprehensive income (loss)	1,631	595	—	(595)	1,631
COMPREHENSIVE INCOME (LOSS)	$(18,765)	$7,714	$(10,708)	$2,994	$(18,765)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(4,815)	$17,183	$58,979	$(16,076)	55,271

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(319)	(16,975)	(6,685)	—	(23,979)
Proceeds from the sale of long-lived assets	8,916	6,151	(48)	—	15,019
Purchase of investments	(1,016)	—	—	—	(1,016)
Sales and maturities of investments	9,157	863	—	—	10,020
Other	(1,486)	—	(60)	—	(1,546)
Investments in consolidated subsidiaries	(12,454)	(70)	67	12,457	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,798	(10,031)	(6,726)	12,457	(1,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	—	(1,874)	(1,352)	—	(3,226)
Net intercompany financing activity	14,318	(9,325)	(8,612)	3,619	—
Other	(3,247)	—	—	—	(3,247)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,071	(11,199)	(9,964)	3,619	(6,473)
Effect of exchange rate changes on cash and cash equivalents	—	—	555	—	555
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,054	(4,047)	42,844	—	47,851
Cash and cash equivalents at beginning of period	58,048	50,023	54,111	—	162,182
Cash and cash equivalents at end of period	$67,102	$45,976	$96,955	$—	$210,033

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(28,642)	$21,460	$10,210	$3,589	6,617

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46)	(12,790)	(9,336)	—	(22,172)
Proceeds from the sale of long-lived assets	—	4,000	9	—	4,009
Purchase of investments	(7)	—	—	—	(7)
Sales and maturities of investments	501	496	—	—	997
Other	(1,539)	107	(41)	—	(1,473)
Investments in consolidated subsidiaries	3,420	8,179	—	(11,599)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,329	(8)	(9,368)	(11,599)	(18,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(250)	(830)	(4,891)	—	(5,971)
Gold production royalty payments	—	—	(9,131)	—	(9,131)
Net intercompany financing activity	(7,879)	(24,965)	24,834	8,010	—
Other	(280)	—	—	—	(280)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,409)	(25,795)	10,812	8,010	(15,382)
Effect of exchange rate changes on cash and cash equivalents	—	4	82	—	86
NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,722)	(4,339)	11,736	—	(27,325)
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$61,401	$29,889	$82,099	$—	$173,389

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,102	$45,976	$96,955	$—	$210,033
Receivables	(12)	9,084	57,992	—	67,064
Ore on leach pads	—	66,585	—	—	66,585
Inventory	—	38,295	35,465	—	73,760
Prepaid expenses and other	7,719	3,699	11,032	—	22,450
	74,809	163,639	201,444	—	439,892
NON-CURRENT ASSETS
Property, plant and equipment, net	3,217	146,122	73,278	—	222,617
Mining properties, net	4,000	202,397	342,810	—	549,207
Ore on leach pads	—	72,461	—	—	72,461
Restricted assets	11,701	226	7,027	—	18,954
Equity securities	450	3,346	—	—	3,796
Receivables	—	—	15,558	—	15,558
Net investment in subsidiaries	274,724	11,720	(624)	(285,820)	—
Other	216,386	10,009	5,256	(216,386)	15,265
TOTAL ASSETS	$585,287	$609,920	$644,749	$(502,206)	$1,337,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,547	$21,364	$24,459	$—	$47,370
Other accrued liabilities	7,234	9,555	21,210	—	37,999
Debt	—	7,852	5,599	—	13,451
Royalty obligations	—	4,961	—	—	4,961
Reclamation	—	2,754	850	—	3,604
	8,781	46,486	52,118	—	107,385
NON-CURRENT LIABILITIES
Debt	176,114	23,288	222,609	(216,386)	205,625
Royalty obligations	—	4,316	—	—	4,316
Reclamation	—	76,443	21,152	—	97,595
Deferred tax liabilities	9,072	6,354	60,937	—	76,363
Other long-term liabilities	2,407	4,756	52,683	—	59,846
Intercompany payable (receivable)	(397,707)	326,814	70,893	—	—
	(210,114)	441,971	428,274	(216,386)	443,745
STOCKHOLDERS’ EQUITY
Common stock	1,815	250	191,613	(191,863)	1,815
Additional paid-in capital	3,314,644	181,683	1,809,557	(1,991,240)	3,314,644
Accumulated deficit	(2,526,761)	(57,455)	(1,836,813)	1,894,268	(2,526,761)
Accumulated other comprehensive income (loss)	(3,078)	(3,015)	—	3,015	(3,078)
	786,620	121,463	164,357	(285,820)	786,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$585,287	$609,920	$644,749	$(502,206)	$1,337,750

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,048	$50,023	$54,111	$—	$162,182
Receivables	12	6,865	53,554	—	60,431
Ore on leach pads	—	64,167	—	—	64,167
Inventory	—	49,393	56,633	—	106,026
Prepaid expenses and other	3,803	1,459	12,719	—	17,981
	61,863	171,907	177,017	—	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	3,222	139,885	73,689	—	216,796
Mining properties, net	—	195,791	362,664	—	558,455
Ore on leach pads	—	67,231	—	—	67,231
Restricted assets	10,170	226	7,201	—	17,597
Equity securities	—	4,488	—	—	4,488
Receivables	—	—	30,951	—	30,951
Deferred tax assets	—	—	191	(191)	—
Net investment in subsidiaries	273,056	11,650	—	(284,706)	—
Other	221,381	9,263	3,153	(221,193)	12,604
TOTAL ASSETS	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,153	$24,921	$26,261	$—	$53,335
Other accrued liabilities	12,881	13,664	16,198	—	42,743
Debt	—	6,516	5,523	—	12,039
Royalty obligations	—	4,995	—	—	4,995
Reclamation	—	2,672	850	—	3,522
	15,034	52,768	48,832	—	116,634
NON-CURRENT LIABILITIES
Debt	175,991	15,214	229,036	(221,384)	198,857
Royalty obligations	—	4,292	—	—	4,292
Reclamation	—	75,183	20,621	—	95,804
Deferred tax liabilities	13,810	6,179	54,809	—	74,798
Other long-term liabilities	1,993	4,750	53,294	—	60,037
Intercompany payable (receivable)	(405,623)	336,813	68,810	—	—
	(213,829)	442,431	426,570	(221,384)	433,788
STOCKHOLDERS’ EQUITY
Common stock	1,809	250	197,913	(198,163)	1,809
Additional paid-in capital	3,314,590	181,009	1,864,261	(2,045,270)	3,314,590
Accumulated deficit	(2,545,424)	(73,529)	(1,882,710)	1,956,239	(2,545,424)
Accumulated other comprehensive income (loss)	(2,488)	(2,488)	—	2,488	(2,488)
	768,487	105,242	179,464	(284,706)	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At March 31, 2017, approximately 10% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Rochester Production Royalty
Effective January 2014, Coeur Rochester is obligated to pay a 3.4% net smelter returns royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine, payable on a quarterly basis. For each calendar quarter, the royalty is payable on the actual sales prices received, less refining and related costs, of gold and silver produced and sold from the applicable portions of the Rochester mine. Changes in silver and gold prices and the Company’s mine plan result in the recognition of mark-to-market gains or losses in Fair value adjustments, net. At March 31, 2017, a total of 15.9 million silver equivalent ounces remain outstanding under the obligation.
Palmarejo Gold Stream
Effective August 2016, Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from the recently acquired Paramount properties) to a subsidiary of Franco-Nevada Corporation under a gold stream agreement for the lesser of $800 or spot price per ounce. Previously, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement.
Bolivian Temporary Restriction on Mining above 4,400 Meters
In October 2009, the Bolivian state-owned mining organization, COMIBOL, announced by resolution that it was temporarily suspending mining activities above the elevation of 4,400 meters above sea level while stability studies of Cerro Rico mountain are undertaken. The Company holds rights to mine above this elevation under valid contracts with COMIBOL. The stability studies have been completed and officially submitted to the Bolivian mining technical authorities. Accordingly, the COMIBOL suspension has expired in accordance with the terms of the resolution. The Company is not currently mining above the 4,400 meter level.
If COMIBOL decides to affirmatively adopt a new resolution to restrict access above the 4,400 meter level, the Company may need to further write down the carrying value of the asset. While a portion of the Company’s proven and probable reserves relate to material above the 4,400 meter level at San Bartolomé, so long as operations remain suspended, there is a risk that silver may not be produced from this material at expected levels or at all, particularly given the remaining anticipated mine life of this asset. It is also uncertain if any new mining or investment policies or shifts in political attitude may affect mining in Bolivia.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of non-GAAP financial performance measures, please see “Non-GAAP Financial Performance Measures” at the end of this item.
We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a 60:1 ratio of silver ounces to gold ounces unless otherwise noted. We also provide realized silver equivalent data determined by average spot silver and gold prices during the relevant period.
Overview
We are a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in the United States and Mexico. The Palmarejo complex, Rochester, Kensington, Wharf, and San Bartolomé mines constitute our principal sources of revenue. The Company also owns the Endeavor silver stream.
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
First Quarter Highlights

•	Production of 9.2 million silver equivalent ounces, consisting of 3.9 million silver ounces and 88,218 gold ounces

•	Sales of 11.1 million silver equivalent ounces, consisting of 4.5 million silver ounces and 110,874 gold ounces

•	Net income of $18.7 million ($0.10 per share) and adjusted net income of $7.0 million ($0.04 per share) (see “Non-GAAP Financial Performance Measures”)

•	Costs applicable to sales were $11.39 per silver equivalent ounce ($10.64 per average spot silver equivalent ounce) and $788 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs were $15.01 per silver equivalent ounce ($13.65 per average spot silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow of $55.3 million and adjusted EBITDA of $56.6 million (see “Non-GAAP Financial Performance Measures”)

•	Sold the Joaquin silver-gold exploration project for consideration of $27.4 million and retained a 2.0% NSR royalty

•	Cash and cash equivalents of $210.0 million at March 31, 2017

Selected Financial and Operating Results

	Three months ended March 31,
	2017	2016
Metal sales	$206,138	$146,636
Net income (loss)	$18,663	$(20,396)
Net income (loss) per share, diluted	$0.10	$(0.14)
Adjusted net income (loss)(1)	$6,987	$(10,459)
Adjusted net income (loss) per share, diluted(1)	$0.04	$(0.06)
EBITDA(1)	$73,399	$20,794
Adjusted EBITDA(1)	$56,585	$37,398
Silver ounces produced	3,932,376	3,372,475
Gold ounces produced	88,218	78,072
Silver equivalent ounces produced	9,225,456	8,056,795
Silver ounces sold	4,473,712	3,529,502
Gold ounces sold	110,874	79,091
Silver equivalent ounces sold	11,126,126	8,274,952
Average realized price per silver ounce	$17.61	$15.16
Average realized price per gold ounce	$1,149	$1,178
Costs applicable to sales per silver equivalent ounce(1)	$11.39	$12.36
Costs applicable to sales per average spot silver equivalent ounce(1)	$10.64	$11.28
Costs applicable to sales per gold equivalent ounce(1)	$788	$728
All-in sustaining costs per silver equivalent ounce(1)	$15.01	$16.28
All-in sustaining costs per average spot silver equivalent ounce(1)	$13.65	$13.71

(1)	See “Non-GAAP Financial Performance Measures.”

Consolidated Financial Results
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Net Income (Loss)
Net income was $18.7 million ($0.10 per share) compared to a Net loss of $20.4 million ($0.14 per share).  The increase in Net income is primarily due to a $21.1 million gain on the sale of the Joaquin project, higher silver and gold production, higher average realized silver prices, lower all-in sustaining costs per silver equivalent ounce, and lower interest expense, partially offset by lower average realized gold prices and higher general and administrative and exploration expense.
Revenue
Metal sales increased due to higher silver and gold production, a reduction in metal inventory and a 16% increase in average realized silver prices. The Company sold 4.5 million silver ounces and 110,874 gold ounces, compared to sales of 3.5 million silver ounces and 79,091 gold ounces. Gold contributed 62% of sales and silver contributed 38%, compared to 64% of sales from gold and 36% from silver. Royalty revenue was lower due to the Company’s divestiture of several non-core royalty assets in 2016.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver and gold ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $12.1 million, or 43%, primarily due to higher silver and gold ounces sold, partially offset by higher amortizable mining properties and equipment at Rochester and Kensington.
Expenses
General and administrative expenses increased 22% due to higher compensation and professional service costs.
Exploration expense increased $3.5 million, due to the Company’s expansion of drilling activities at Palmarejo, Kensington and Rochester as well as regional exploration with a focus on projects in Nevada and Chihuahua, Mexico.
Pre-development, reclamation, and other expenses increased 9% to $4.6 million as a result of additional work at La Preciosa.
Other Income and Expenses
Non-cash fair value adjustments, net, were a loss of $1.2 million compared to a loss of $8.7 million, primarily due to the termination of the Palmarejo gold production royalty (in the third quarter of 2016) and the lesser impact of changes in future metal prices on the Rochester 3.4% NSR royalty obligation.
Interest expense (net of capitalized interest of $0.4 million) decreased to $3.6 million from $11.1 million, primarily due to the repayment of the Term Loan, redemption of $200.8 million of Senior Notes and termination of the Palmarejo gold production royalty obligation in July 2016.
Other, net increased by $19.8 million, primarily due to a $21.1 million pre-tax gain on the sale of the Joaquin project in Argentina.
Income and Mining Taxes
During the first quarter of 2017, the Company reported estimated income and mining tax expense of approximately $11.0 million resulting in an effective tax rate of 37.2%. This compares to estimated income and mining tax expense of $2.1 million for an effective tax rate of 11.5% during the first quarter of 2016.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$20,714	$(1,964)	$(9,361)	$(532)
Argentina	(328)	1,124	(1,015)	1,543
Mexico	8,650	(9,923)	(7,509)	17
Bolivia	471	(31)	2,047	(1,570)
Other jurisdictions	202	(252)	(2,452)	(1,564)
	$29,709	$(11,046)	$(18,290)	$(2,106)
The Company’s effective tax rate is impacted by recurring and nonrecurring items. These items include foreign exchange rates on deferred tax balances, uncertain tax positions, and the full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions. During the first quarter of 2017, foreign exchange increased income and mining tax expense by $5.6 million, predominately due to the strength of the Mexican peso. Additionally, the Company recognized $1.8 million income and mining tax expense from the sale of the Joaquin project. Also during the first quarter, favorable operating results at Palmarejo contributed to higher income and mining tax expense. The Company’s consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

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
2017 Outlook
The Company is maintaining its full-year 2017 production and related cost guidance. Exploration expense is expected to increase $6 million to $29 - $31 million to accelerate the expansion of Kensington’s Jualin deposit, offset by a $6 million decrease in underground capital development at Kensington, resulting in expected capital expenditures of $109 - $129 million.

Results of Operations
The Company produced 3.9 million ounces of silver and 88,218 ounces of gold in the three months ended March 31, 2017, compared to 3.4 million ounces of silver and 78,072 ounces of gold in the three months ended March 31, 2016. Silver production increased 17% due to higher mill throughput and grade at Palmarejo and timing of leach pad recoveries at Rochester. Gold production increased 13% due to higher mill throughput,    grade and recovery at Palmarejo, partially offset by lower grade at Kensington.
Costs applicable to sales were $11.39 per silver equivalent ounce ($10.64 per average spot silver equivalent ounce) and $788 per gold equivalent ounce in the three months ended March 31, 2017 compared to $12.36 per silver equivalent ounce ($11.28 per average spot silver equivalent ounce) and $728 per gold equivalent ounce in the three months ended March 31, 2016. Costs applicable to sales per silver equivalent ounce decreased 8% in the three months ended March 31, 2017 due to lower unit costs at Palmarejo, partially offset by higher unit costs at San Bartolomé. Costs applicable to sales per gold equivalent ounce increased 8% in the three months ended March 31, 2017 due to higher unit costs at Kensington.
All-in sustaining costs were $15.01 per silver equivalent ounce ($13.65 per average spot silver equivalent ounce) in the three months ended March 31, 2017, compared to $16.28 per silver equivalent ounce ($13.71 per average spot silver equivalent ounce) in the three months ended March 31, 2016. The 8% decrease in all-in sustaining costs per silver equivalent ounce in 2017 was primarily due to lower costs applicable to sales per consolidated silver equivalent ounce and lower sustaining capital, partially offset by higher general and administrative and exploration expense.
Palmarejo

	Three months ended March 31,
	2017	2016
Tons milled	360,383	246,533
Silver ounces produced	1,530,541	933,369
Gold ounces produced	30,792	14,668
Silver equivalent ounces produced	3,378,061	1,813,449
Costs applicable to sales per silver equivalent oz(1)	$9.71	$12.36
Costs applicable to sales per average spot silver equivalent oz(1)	$8.89	$10.74

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Silver equivalent production increased 86% due to higher mill throughput, silver and gold grades and gold recoveries. Metal sales were $77.7 million, or 38% of Coeur’s metal sales, compared with $29.8 million, or 21% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 21% as a result of higher production, lower waste tons mined and favorable currency exchange rates. Amortization increased to $20.2 million compared to $7.3 million, primarily due to higher production from Guadalupe and Independencia. Capital expenditures were $6.2 million as the Company continues underground development at Guadalupe and Independencia.

Rochester

	Three months ended March 31,
	2017	2016
Tons placed	3,513,708	4,374,459
Silver ounces produced	1,127,322	928,903
Gold ounces produced	10,356	10,460
Silver equivalent ounces produced	1,748,682	1,556,503
Costs applicable to sales per silver equivalent oz(1)	$12.56	$12.64
Costs applicable to sales per average spot silver equivalent oz(1)	$11.80	$11.20

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Silver equivalent production increased 12% due to timing of recoveries, partially offset by lower tons placed and lower silver and gold grades. Metal sales were $39.0 million, or 19% of Coeur’s metal sales, compared with $30.0 million, or 20% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce were generally consistent at $12.56 per silver equivalent ounce. Amortization increased to $5.8 million compared to $5.3 million due to higher silver production and amortizable mining properties and equipment. Capital expenditures increased to $10.6 million compared to $3.3 million due to the stage IV leach pad expansion.
Kensington

	Three months ended March 31,
	2017	2016
Tons milled	165,895	159,360
Gold ounces produced	26,197	31,974
Costs applicable to sales/oz(1)	$885	$772

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Gold production decreased 18% due to lower grades mined as a result of mine sequencing, partially offset by higher mill throughput. Metal sales were $38.0 million, or 18% of Coeur’s metal sales, compared to $35.7 million, or 24% of Coeur’s metal sales. Costs applicable to sales per ounce were 15% higher, primarily due to lower production and higher diesel, contract services and other mining costs. Amortization was $9.2 million compared to $8.3 million due to higher amortizable mining properties and equipment. Capital expenditures decreased to $5.5 million compared to $8.1 million, due to less underground mine development.
Wharf

	Three months ended March 31,
	2017	2016
Tons placed	1,292,181	974,663
Gold ounces produced	20,873	20,970
Silver ounces produced	20,065	12,980
Gold equivalent ounces produced(1)	21,207	21,186
Costs applicable to sales per gold equivalent oz(1)	$662	$669

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Gold equivalent production remained comparable at 21,207 gold equivalent ounces. Metal sales were $30.3 million, or 15% of Coeur’s metal sales, compared to $27.9 million, or 19% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce remained comparable at $662 per gold equivalent ounce. Amortization was $3.1 million compared to $4.1 million due to higher life of mine reserves. Capital expenditures were $0.9 million compared to $1.4 million.

San Bartolomé

	Three months ended March 31,
	2017	2016
Tons milled	384,267	407,806
Silver ounces produced	1,214,507	1,381,913
Costs applicable to sales/oz(1)	$15.87	$12.64

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Silver production decreased 12% due to drought conditions. Silver sales were $20.6 million, or 10% of Coeur’s metal sales, compared with $21.3 million, or 15% of Coeur’s metal sales. Costs applicable to sales per ounce increased due to lower production and higher mining and processing costs. Amortization was $1.4 million compared to $1.8 million due to lower production. Capital expenditures were $0.4 million compared to $0.5 million.
Endeavor Silver Stream

	Three months ended March 31,
	2017	2016
Tons milled	45,340	86,863
Silver ounces produced	39,941	115,310
Costs applicable to sales/oz(1)	7.22	5.35

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Silver production at Endeavor decreased due to lower mining and mill throughput rates. Costs applicable to sales per ounce increased due to the impact of higher silver prices on the Company’s silver price sharing agreement with the Endeavor mine operator. Amortization was $0.1 million compared to $0.8 million due to lower production and lower amortizable mining properties.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $55.3 million and $6.6 million, respectively, and was impacted by the following key factors:

	Three months ended March 31,
	2017	2016
Consolidated silver equivalent ounces sold	11,126,126	8,274,952
Average realized price per consolidated silver equivalent ounce(1)	$18.53	$17.72
Costs applicable to sales per consolidated silver equivalent ounce (1)	(11.93)	(12.27)
Operating margin per consolidated silver equivalent ounce	$6.60	$5.45

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended March 31,
In thousands	2017	2016
Cash flow before changes in operating assets and liabilities	$43,827	$23,253
Changes in operating assets and liabilities:
Receivables	13,106	3,481
Prepaid expenses and other	(4,299)	1,279
Inventories	14,292	(7,822)
Accounts payable and accrued liabilities	(11,655)	(13,574)
CASH PROVIDED BY OPERATING ACTIVITIES	$55,271	$6,617
Cash provided by operating activities increased $48.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to higher silver equivalent ounces sold, higher average realized prices, lower costs applicable to sales per consolidated silver equivalent ounce and favorable working capital adjustments. Metal sales for three months ended March 31, 2017 increased $59.5 million, $53.1 million due to higher silver equivalent ounces sold and $6.4 million due to higher average realized prices. The $11.4 million working capital decrease in the three months ended March 31, 2017 was primarily due to the reduction of precious metal inventory and the collection of accounts receivable, compared to the $16.6 million working capital increase in the three months ended March 31, 2016 due to an increase in ore on leach pads and the payment of accrued interest, payroll, and other benefits, partially offset by the collection of accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2017 was $1.5 million compared to $18.6 million in the three months ended March 31, 2016, primarily due to proceeds from the sale of the Joaquin project, net of a retained 2.0% NSR, and sale of equity securities. The Company had capital expenditures of $24.0 million in the three months ended March 31, 2017 compared with $22.2 million in the three months ended March 31, 2016. Capital expenditures in both periods primarily related to underground development at Palmarejo and Kensington.
Cash Used in Financing Activities
Net cash used in financing activities in the three months ended March 31, 2017 was $6.5 million compared to $15.4 million in the three months ended March 31, 2016. The Company’s Palmarejo gold production royalty obligation terminated July 2016 and Coeur Mexicana now sells 50% of Palmarejo gold production for the lesser of $800 or spot price per ounce under a gold stream agreement. In addition, the Company had higher tax withholdings on vested stock-based compensation awards during three months ended March 31, 2017.

Other Liquidity Matters
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
In order to reduce future cash interest payments, and/or amounts due at maturity or upon redemption, from time to time we may repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We regularly engage in conversations with our bondholders and evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any such transactions may occur at a substantial discount to the debt securities’ face amount. For additional information, please see the section titled “Risk Factors” included in Item 1A.

Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form
10-K for the year ended December 31, 2016 (the “2016 10-K”) for the Company’s critical accounting policies and estimates.

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company’s operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and are based, in part, on a review of non-GAAP financial measures used by mining industry analysts. The tax effect of adjustments are based on statutory tax rates and the Company’s tax attributes, including the impact through the Company’s valuation allowance. The combined effective rate of tax adjustments may not be consistent with the statutory tax rates or the Company’s effective tax rate due to jurisdictional tax attributes and related valuation allowance impacts which may minimize the tax effect of certain adjustments and may not apply to gains and losses equally. Adjusted net income (loss) is reconciled to Net income (loss) in the table below:

	Three months ended March 31,
In thousands except per share amounts	2017	2016
Net income (loss)	$18,663	$(20,396)
Fair value adjustments	1,200	8,695
Impairment of marketable securities	121	—
Write-downs	—	4,446
Gain on sale of Joaquin project	(21,138)	—
(Gain) loss on sale of assets and securities	2,066	(1,085)
Transaction costs	—	380
Foreign exchange loss (gain)	4,268	(1,124)
Tax effect of adjustments(1)	1,807	(1,375)
Adjusted net income (loss)	$6,987	$(10,459)

Adjusted net income (loss) per share - Basic	$0.04	$(0.06)
Adjusted net income (loss) per share - Diluted	$0.04	$(0.06)

(1)
For the three months ended March 31, 2017, tax effect of adjustments of $1.8 million (14%) is primarily related to a taxable gain on the sale of the Joaquin project. For the three months ended March 31, 2016, tax effect of adjustments of $1.4 million (-11%) is primarily related to the tax benefit from fair value adjustments.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the Company’s Senior Notes indenture to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the table below:

	Three months ended March 31,
In thousands except per share amounts	2017	2016
Net income (loss)	$18,663	$(20,396)
Interest expense, net of capitalized interest	3,586	11,120
Income tax provision (benefit)	11,046	2,106
Amortization	40,104	27,964
EBITDA	73,399	20,794
Fair value adjustments, net	1,200	8,695
Impairment of equity securities	121	—
Foreign exchange (gain) loss	(1,349)	164
Gain on sale of Joaquin project	(21,138)	—
(Gain) loss on sale of assets and securities	2,066	(1,085)
Transaction costs	—	380
Asset retirement obligation accretion	2,390	2,060
Inventory adjustments and write-downs	(104)	1,944
Write-downs	—	4,446
Adjusted EBITDA	$56,585	$37,398
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

Three Months Ended March 31, 2017

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$63,151	$32,255	$19,633	$400	$115,439	$37,621	$19,431	$57,052	$172,491
Amortization	20,150	5,816	1,411	113	27,490	9,178	3,111	12,289	39,779
Costs applicable to sales	$43,001	$26,439	$18,222	$287	$87,949	$28,443	$16,320	$44,763	$132,712
Silver equivalent ounces sold	4,427,346	2,104,209	1,148,006	39,765	7,719,326				11,126,126
Gold equivalent ounces sold						32,144	24,636	56,780
Costs applicable to sales per ounce	$9.71	$12.56	$15.87	$7.22	$11.39	$885	$662	$788	$11.93

Costs applicable to sales per average spot ounce	$8.89	$11.80			$10.64				$10.85

Costs applicable to sales									$132,712
Treatment and refining costs									1,616
Sustaining capital(1)									11,600
General and administrative									10,133
Exploration									5,252
Reclamation									3,818
Project/pre-development costs									1,889
All-in sustaining costs									$167,020
Silver equivalent ounces sold									7,719,326
Kensington and Wharf silver equivalent ounces sold									3,406,800
Consolidated silver equivalent ounces sold									11,126,126
All-in sustaining costs per silver equivalent ounce									$15.01

Consolidated silver equivalent ounces sold (average spot)									12,235,897
All-in sustaining costs per average spot silver equivalent ounce									$13.65

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Three Months Ended March 31, 2016

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$28,327	$27,798	$19,251	$955	$76,331	$32,767	$19,512	$52,279	$128,610
Amortization	7,289	5,313	1,754	299	14,655	8,349	4,051	12,400	27,055
Costs applicable to sales	$21,038	$22,485	$17,497	$656	$61,676	$24,418	$15,461	$39,879	$101,555
Silver equivalent ounces sold	1,702,290	1,779,377	1,384,391	122,694	4,988,752				8,274,952
Gold equivalent ounces sold						31,648	23,122	54,770
Costs applicable to sales per ounce	$12.36	$12.64	$12.64	$5.35	$12.36	$772	$669	$728	$12.27

Costs applicable to sales per average spot ounce	$10.74	$11.20			$11.28				$10.34

Costs applicable to sales									$101,555
Treatment and refining costs									1,158
Sustaining capital(1)									16,710
General and administrative									8,276
Exploration									1,731
Reclamation									3,759
Project/pre-development costs									1,558
All-in sustaining costs									$134,747
Silver equivalent ounces sold									4,988,752
Kensington and Wharf silver equivalent ounces sold									3,286,200
Consolidated silver equivalent ounces sold									8,274,952
All-in sustaining costs per silver equivalent ounce									$16.28

Consolidated silver equivalent ounces sold (average spot)									9,828,373
All-in sustaining costs per average spot silver equivalent ounce									$13.71

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders, maximizing net cash flow, reducing operating and non-operating costs, demonstrating consistent capital discipline, efficient management of working capital, tax positions, anticipated expenses, efforts to mitigate risks associated with gold and silver price and foreign currency fluctuations and the adequacy of liquidity and capital resources. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2016 10-K, and the risks and uncertainties discussed in this MD&A, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price environment, including any resulting impact on cash flows, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to which the Company markets silver and gold, (ix) the effects of environmental and other governmental regulations, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xi) the political risks and uncertainties associated with operations in Bolivia; and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 11 -- Derivative Financial Instruments in the notes to the consolidated financial statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. The Company had no outstanding gold and silver option contracts at March 31, 2017.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold pricing resulted in provisional pricing mark-to-market gains of $1.4 million in the three months ended March 31, 2017.
At March 31, 2017, the Company had outstanding provisionally priced sales of 0.1 million ounces of silver and 29,603 ounces of gold at prices of $17.74 and $1,211, respectively. A 10% change in realized silver price would cause revenue to vary by $0.1 million and a 10% change in realized gold price would cause revenue to vary by $3.6 million.
Foreign Currency
The Company operates, or has mineral interests, in several foreign countries including Australia, Bolivia, Chile, Mexico, Argentina, Ecuador, and New Zealand, which exposes it to foreign currency exchange rate risks. Foreign currency exchange rates are influenced by world market factors beyond the Company’s control such as supply and demand for U.S. and foreign currencies and related monetary and fiscal policies. Fluctuations in local currency exchange rates in relation to the U.S. dollar may significantly impact profitability and cash flow.
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at March 31, 2017.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 19 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2016 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.	Other Information

In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Casey M. Nault, the Company’s Senior Vice President, General Counsel & Secretary entered into a selling plan effective March 6, 2017. Under the selling plan, between May 1, 2017 and November 30, 2017, Mr. Nault will sell a total of 60,000 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan. Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

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
**    The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	April 26, 2017	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	April 26, 2017	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 26, 2017	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance (Principal Accounting Officer)