Form 10-Q
period 2017-06-30
Coeur Mining, Inc.
filed 2017-07-27
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 181,451,398 shares were issued and outstanding as of July 24, 2017.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
	Notes	In thousands, except share data
Revenue	3	$173,354	$182,007	$379,492	$330,394
COSTS AND EXPENSES
Costs applicable to sales(1)	3	125,621	100,465	258,333	202,020
Amortization		32,946	37,505	73,050	65,470
General and administrative		7,042	7,400	17,175	15,676
Exploration		7,813	2,233	13,065	3,963
Write-downs		—	—	—	4,446
Pre-development, reclamation, and other		4,366	4,364	8,947	8,568
Total costs and expenses		177,788	151,967	370,570	300,143
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	17	(9,342)	—	(9,342)	—
Fair value adjustments, net	10	336	(3,579)	(864)	(12,274)
Interest expense, net of capitalized interest	17	(3,749)	(10,875)	(7,335)	(21,995)
Other, net	7	4,136	(1,857)	25,275	(543)
Total other income (expense), net		(8,619)	(16,311)	7,734	(34,812)
Income (loss) before income and mining taxes		(13,053)	13,729	16,656	(4,561)
Income and mining tax (expense) benefit	8	2,098	768	(8,948)	(1,338)
NET INCOME (LOSS)		$(10,955)	$14,497	$7,708	$(5,899)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of ($1,164) and ($2,174) for the three and six months June 30, 2016, respectively		(18)	2,103	(2,200)	3,146
Reclassification adjustments for impairment of equity securities		305	20	426	20
Reclassification adjustments for realized (gain) loss on sale of equity securities		(203)	(314)	1,268	273
Other comprehensive income (loss)		84	1,809	(506)	3,439
COMPREHENSIVE INCOME (LOSS)		$(10,871)	$16,306	$7,202	$(2,460)

NET INCOME (LOSS) PER SHARE	9
Basic		$(0.06)	$0.09	$0.04	$(0.04)

Diluted		$(0.06)	$0.09	$0.04	$(0.04)
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(10,955)	$14,497	7,708	(5,899)
Adjustments:
Amortization		32,946	37,505	73,050	65,470
Accretion		2,593	2,848	5,107	6,017
Deferred taxes		(4,844)	(15,170)	(3,469)	(17,275)
Loss on debt extinguishment		9,342	—	9,342	—
Fair value adjustments, net	10	(336)	3,579	864	12,274
Stock-based compensation	5	2,235	2,307	5,542	5,222
Gain on sale of the Joaquin project		—	—	(21,138)	—
Write-downs		—	—	—	4,446
Other		(3,624)	1,930	(5,822)	494
Changes in operating assets and liabilities:
Receivables		(1,916)	(12,402)	11,190	(8,921)
Prepaid expenses and other current assets		3,612	(898)	(687)	381
Inventory and ore on leach pads		(997)	(7,686)	13,295	(15,508)
Accounts payable and accrued liabilities		1,223	19,429	(10,432)	5,855
CASH PROVIDED BY OPERATING ACTIVITIES		29,279	45,939	84,550	52,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(37,482)	(23,288)	(61,461)	(45,460)
Proceeds from the sale of assets		436	7,293	15,455	11,302
Purchase of investments		(8,948)	(92)	(9,964)	(99)
Sale of investments		898	648	10,918	1,645
Other		(61)	(1,446)	(1,607)	(2,919)
CASH USED IN INVESTING ACTIVITIES		(45,157)	(16,885)	(46,659)	(35,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		—	73,071	—	73,071
Issuance of notes and bank borrowings	17	244,958	—	244,958	—
Payments on debt, capital leases, and associated costs	17	(188,931)	(6,712)	(192,157)	(12,683)
Gold production royalty payments		—	(10,461)	—	(19,592)
Other		(473)	(448)	(3,720)	(728)
CASH PROVIDED BY FINANCING ACTIVITIES		55,554	55,450	49,081	40,068
Effect of exchange rate changes on cash and cash equivalents		329	(302)	884	(216)
INCREASE IN CASH AND CASH EQUIVALENTS		40,005	84,202	87,856	56,877
Cash and cash equivalents at beginning of period		210,033	173,389	162,182	200,714
Cash and cash equivalents at end of period		$250,038	$257,591	$250,038	$257,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2017 (Unaudited)	December 31, 2016
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$250,038	$162,182
Receivables	13	69,656	60,431
Inventory	14	67,895	106,026
Ore on leach pads	14	75,699	64,167
Prepaid expenses and other		18,563	17,981
		481,851	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	15	227,738	216,796
Mining properties, net	16	550,247	558,455
Ore on leach pads	14	69,954	67,231
Restricted assets	12	19,294	17,597
Equity securities	12	11,872	4,488
Receivables	13	15,140	30,951
Other		18,552	12,604
TOTAL ASSETS		$1,394,648	$1,318,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$58,800	$53,335
Accrued liabilities and other		41,250	42,743
Debt	17	13,014	12,039
Royalty obligations	10	—	4,995
Reclamation	4	3,599	3,522
		116,663	116,634
NON-CURRENT LIABILITIES
Debt	17	271,766	198,857
Royalty obligations	10	—	4,292
Reclamation	4	99,541	95,804
Deferred tax liabilities		75,388	74,798
Other long-term liabilities		53,779	60,037
		500,474	433,788
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 181,441,769 at June 30, 2017 and 180,933,287 at December 31, 2016		1,814	1,809
Additional paid-in capital		3,316,407	3,314,590
Accumulated other comprehensive income (loss)		(2,994)	(2,488)
Accumulated deficit		(2,537,716)	(2,545,424)
		777,511	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,394,648	$1,318,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
Net income (loss)	—	—	—	7,708	—	7,708
Other comprehensive income (loss)	—	—	—	—	(506)	(506)
Common stock issued under stock-based compensation plans, net	509	5	1,817	—	—	1,822
Balances at June 30, 2017 (Unaudited)	181,442	$1,814	$3,316,407	$(2,537,716)	$(2,994)	$777,511
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf, and San Bartolomé mines. All operating segments are engaged in the discovery, mining, and production of gold and/or silver. Other includes the La Preciosa project, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts. The Company eliminated Coeur Capital as a standalone reportable segment in the first quarter of 2017 and has classified the operating performance, segment assets, and capital expenditures of the Endeavor silver stream and other remaining non-core assets in Other. All prior period amounts have been adjusted to conform to the current presentation.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2017	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$53,235	$32,791	$35,567	$27,013	$23,814	$934	$173,354
Costs and Expenses
Costs applicable to sales(1)	33,894	24,161	27,988	15,768	23,392	418	125,621
Amortization	14,431	4,938	8,347	2,549	2,212	469	32,946
Exploration	3,124	315	1,980	3	—	2,391	7,813
Other operating expenses	310	831	350	632	298	8,987	11,408
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	336	—	—	—	—	336
Interest expense, net	(102)	(133)	(113)	(17)	(5)	(3,379)	(3,749)
Other, net	(498)	2,344	(57)	336	92	1,919	4,136
Income and mining tax (expense) benefit	(3,229)	44	—	(1,060)	245	6,098	2,098
Net income (loss)	$(2,353)	$5,137	$(3,268)	$7,320	$(1,756)	$(16,035)	$(10,955)
Segment assets(2)	$397,254	$241,381	$207,103	$104,311	$62,864	$83,338	$1,096,251
Capital expenditures	$11,202	$13,816	$8,649	$1,471	$375	$1,969	$37,482
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended June 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$48,272	$35,761	$36,469	$34,005	$25,185	$505	$180,197
Royalties	—	—	—	—	—	1,810	1,810
	48,272	35,761	36,469	34,005	25,185	2,315	182,007
Costs and Expenses
Costs applicable to sales(1)	22,865	21,721	22,611	14,342	18,645	281	100,465
Amortization	14,765	5,437	9,808	5,128	1,853	514	37,505
Exploration	562	188	977	—	—	506	2,233
Write-downs	—	—	—	—	—	—	—
Other operating expenses	278	700	257	688	1,076	8,765	11,764
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	(840)	(2,687)	—	—	—	(52)	(3,579)
Interest expense, net	(425)	(181)	(34)	(27)	(7)	(10,201)	(10,875)
Other, net	(4,360)	(3,860)	1	204	411	5,747	(1,857)
Income and mining tax (expense) benefit	3,153	8	—	(352)	848	(2,889)	768
Net income (loss)	$7,330	$995	$2,783	$13,672	$4,863	$(15,146)	$14,497
Segment assets(2)	$427,938	$207,764	$196,403	$113,821	$83,814	$84,219	$1,113,959
Capital expenditures	$8,863	$3,885	$7,536	$1,511	$1,317	$176	$23,288
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2017	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$130,939	$71,770	$73,531	$57,264	$44,398	$1,590	$379,492
Costs and Expenses
Costs applicable to sales(1)	76,895	50,600	56,431	32,088	41,614	705	258,333
Amortization	34,581	10,754	17,525	5,660	3,623	907	73,050
Exploration	4,755	459	2,819	3	—	5,029	13,065
Other operating expenses	611	1,641	695	1,251	1,050	20,874	26,122
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	—	(864)
Interest expense, net	(227)	(250)	(153)	(36)	(12)	(6,657)	(7,335)
Other, net	(127)	2,312	(865)	425	371	23,159	25,275
Income and mining tax (expense) benefit	(14,415)	(454)	—	(2,017)	214	7,724	(8,948)
Net income (loss)	$(672)	$9,060	$(4,957)	$16,634	$(1,316)	$(11,041)	$7,708
Segment assets(2)	$397,254	$241,381	$207,103	$104,311	$62,864	$83,338	$1,096,251
Capital expenditures	$17,432	$24,384	$14,170	$2,358	$763	$2,354	$61,461
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$78,085	$65,743	$72,212	$61,934	$46,463	$2,396	$326,833
Royalties	—	—	—	—	—	3,561	3,561
	78,085	65,743	72,212	61,934	46,463	5,957	330,394
Costs and Expenses
Costs applicable to sales(1)	43,903	44,206	47,029	29,803	36,142	937	202,020
Amortization	22,054	10,750	18,157	9,179	3,607	1,723	65,470
Exploration	1,363	297	930	—	—	1,373	3,963
Write-downs	—	—	—	—	—	4,446	4,446
Other operating expenses	593	1,381	509	1,181	1,367	19,213	24,244
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	(5,704)	(4,936)	—	—	—	(1,634)	(12,274)
Interest expense, net	(1,159)	(352)	(77)	(27)	(10)	(20,370)	(21,995)
Other, net	(5,595)	(3,857)	(19)	214	726	7,988	(543)
Income and mining tax (expense) benefit	3,251	(415)	—	(236)	(723)	(3,215)	(1,338)
Net income (loss)	$965	$(451)	$5,491	$21,722	$5,340	$(38,966)	$(5,899)
Segment assets(2)	$427,938	$207,764	$196,403	$113,821	$83,814	$84,219	$1,113,959
Capital expenditures	$17,678	$7,174	$15,626	$2,921	$1,838	$223	$45,460
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2017	December 31, 2016
Total assets for reportable segments	$1,096,251	$1,122,038
Cash and cash equivalents	250,038	162,182
Other assets	48,359	34,689
Total consolidated assets	$1,394,648	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Geographic Information

Long-Lived Assets	June 30, 2017	December 31, 2016
Mexico	$375,536	$397,697
United States	365,519	338,897
Bolivia	29,918	31,539
Australia	2,684	2,983
Argentina	228	10,228
Other	5,601	5,564
Total	$779,486	$786,908

Revenue	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
United States	$95,371	$106,236	$202,565	$199,890
Mexico	53,235	48,489	130,939	79,011
Bolivia	23,814	25,185	44,398	46,463
Australia	934	504	1,590	2,395
Other	—	1,593	—	2,635
Total	$173,354	$182,007	$379,492	$330,394

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Asset retirement obligation - Beginning	$99,240	$83,974	$97,380	$82,072
Accretion	2,397	2,009	4,735	3,968
Additions and changes in estimates	—	(130)	—	121
Settlements	(510)	(308)	(988)	(616)
Asset retirement obligation - Ending	$101,127	$85,545	$101,127	$85,545
The Company has accrued $2.0 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three and six months ended June 30, 2017 was $2.2 million and $5.5 million, respectively, compared to $2.3 million and $5.2 million for the three and six months ended June 30, 2016, respectively. At June 30, 2017, there was $8.9 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
The following table summarizes the grants awarded during the six months ended June 30, 2017:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 18, 2017	236,581	$11.47	—	$—	316,213	$11.58
March 7, 2017	539,858	$7.60	14,820	$3.91	—	$—

The following options and stock appreciation rights were exercisable during the six months ended June 30, 2017:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	16,400	$1.81	462,181	$13.74
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to 100% of the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the three and six months ended June 30, 2017 were $1.8 million and $3.9 million, respectively, compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2016, respectively. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Foreign exchange gain (loss)	$1,000	$(5,656)	$2,442	$(5,819)
Gain (loss) on sale of assets and investments	513	3,126	(1,552)	4,211
Gain on sale of the Joaquin project	—	—	21,138	—
Gain on repurchase of the Rochester royalty obligation	2,332	—	2,332	—
Impairment of equity securities	(305)	(20)	(426)	(20)
Other	596	693	1,341	1,085
Other, net	$4,136	$(1,857)	$25,275	$(543)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 8 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2017 and 2016 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(6,493)	$1,588	$119	$(1,810)	$14,221	$(377)	$(9,242)	$(2,342)
Argentina	(129)	945	4,453	(1,793)	(457)	2,070	3,438	(250)
Mexico	(2,195)	(4,766)	3,353	4,316	6,455	(14,689)	(4,155)	4,333
Bolivia	(2,001)	245	4,016	848	(1,530)	214	6,062	(722)
Other jurisdictions	(2,235)	4,086	1,788	(793)	(2,033)	3,834	(664)	(2,357)
	$(13,053)	$2,098	$13,729	$768	$16,656	$(8,948)	$(4,561)	$(1,338)

The Company’s effective tax rate is impacted by recurring and nonrecurring items. These items include foreign exchange rates on deferred tax balances, mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Changes in currency rates increased income and mining tax expense by $3.0 million and $8.6 million for the three and six months ended June 30, 2017, predominately due to the strength of the Mexican Peso. Also, favorable operating results at Palmarejo contributed to higher income and mining tax expense. The Company’s consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2012 forward for the U.S. federal jurisdiction and from 2009 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1.5 million and $2.5 million in the next twelve months.
At June 30, 2017 and December 31, 2016, the Company had $17.4 million and $19.6 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2017 and December 31, 2016, the amount of accrued income-tax-related interest and penalties was $8.4 million and $8.7 million, respectively.

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
For the three and six months ended June 30, 2017, 852,176 and 1,426,480 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 439,721 and 1,600,669 common stock equivalents were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2016, respectively.
The 3.25% Convertible Senior Notes (“Convertible Notes”) were not included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2016 because there is no excess value upon conversion over the principal amount of the Convertible Notes. The outstanding Convertible Notes were redeemed in the third quarter of 2016.

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2017	2016	2017	2016
Net income (loss) available to common stockholders	$(10,955)	$14,497	$7,708	$(5,899)
Weighted average shares:
Basic	179,241	153,972	179,071	152,110
Effect of stock-based compensation plans	—	3,928	4,049	—
Diluted	179,241	157,900	183,120	152,110
Income (loss) per share:
Basic	$(0.06)	$0.09	$0.04	$(0.04)
Diluted	$(0.06)	$0.09	$0.04	$(0.04)

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Rochester royalty obligation	$336	$(878)	$(864)	$(5,756)
Palmarejo royalty obligation embedded derivative	—	$(2,687)	$—	(4,936)
Silver and gold options	—	(14)	—	(1,582)
Fair value adjustments, net	$336	$(3,579)	$(864)	$(12,274)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$11,872	$11,614	$—	$258
Other derivative instruments, net	4	—	4	—
	$11,876	$11,614	$4	$258
Liabilities:
Other derivative instruments, net	$169	$—	$169	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,488	$4,209	$—	$279
	$4,488	$4,209	$—	$279
Liabilities:
Rochester royalty obligation	9,287	—	—	9,287
Other derivative instruments, net	762	—	762	—
	$10,049	$—	$762	$9,287
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
In May 2017, the Company repurchased the Rochester royalty obligation for $5.0 million in cash. The Company recorded a pre-tax gain of $2.3 million on this repurchase which is included in Other, net. The fair value of the Rochester royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company classified this obligation as a Level 3 financial liability.
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2017.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the six months ended June 30, 2017:

	Three Months Ended June 30, 2017
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Gain on settlement	Balance at the end of the period
Assets:
Equity securities	$279	$(21)	$—	$—	$258
Liabilities:
Rochester royalty obligation	$9,277	$(336)	$(6,609)	(2,332)	$—

	Six Months Ended June 30, 2017
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Gain on settlement	Balance at the end of the period
Assets:
Equity securities	$279	$(21)	$—	$—	$258
Liabilities:
Rochester royalty obligation	$9,287	$864	$(7,819)	(2,332)	$—
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2017 and December 31, 2016 is presented in the following table:

	June 30, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$244,827	$238,497	$—	$238,497	$—

(1)	Net of unamortized debt issuance costs of $5.2 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$175,991	$184,373	—	$184,373	—

(1)	Net of unamortized debt issuance costs and premium received of $2.0 million.
The fair value of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) and the 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) were estimated using quoted market prices.

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
    The price volatility associated with the minimum royalty obligation was considered an embedded derivative. The Company was required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. For the three and six months ended June 30, 2016, the mark-to-market adjustment associated with the change were losses of $0.9 million and $5.8 million, respectively. Payments on the royalty obligation decreased the carrying amount of the minimum obligation and the derivative liability. For the three and six months ended June 30, 2016, realized losses on settlement of the liabilities were $4.3 million and $7.3 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.8 million and gains of $0.6 million in the three and six months ended June 30, 2016, respectively, compared to gains of $0.6 million and $1.2 million in the three and six months ended June 30, 2016, respectively.
At June 30, 2017, the Company had the following provisionally priced sales that settle as follows:

In thousands except average prices and notional ounces	2017	Thereafter

Provisional silver sales contracts	$1,994	$—
Average silver price	$16.85	$—
Notional ounces	118,361	—

Provisional gold sales contracts	$41,176	$—
Average gold price	$1,263	$—
Notional ounces	32,602	—
Silver and Gold Options
During three and six months ended June 30, 2016, the Company had realized losses of $0.1 million and $1.6 million, from settled option contracts. At June 30, 2017, the Company had no outstanding gold and silver options contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$4	$169	$—	$—

	December 31, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	—	762	—	—
The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2017 and 2016 (in thousands):

		Three months ended June 30,		Six months ended June 30,
Financial statement line	Derivative	2017	2016	2017	2016
Revenue	Provisional silver and gold sales contracts	$(775)	$597	$597	$1,163
Fair value adjustments, net	Palmarejo gold production royalty	336	(878)	(864)	(5,756)
Fair value adjustments, net	Silver and gold options	—	(14)	—	(1,582)
		$(439)	$(295)	$(267)	$(6,175)
Credit Risk
The credit risk exposure related to any derivative instrument is limited to the unrealized gains, if any, on outstanding contracts based on current market prices. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties.

NOTE 12 – INVESTMENTS
Equity Securities
The Company makes strategic investments in equity securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At June 30, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Almaden Minerals, Ltd.	$3,125	$—	$461	$3,586
Northern Empire Resources Corp.	2,999	—	41	3,040
Rockhaven Resources, Ltd.	2,064	(197)	—	1,867
Kootenay Silver, Inc.	1,291	—	—	1,291
Other	1,518	(45)	615	2,088
Equity securities	$10,997	$(242)	$1,117	$11,872

	At December 31, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$2,645	$—	$—	$2,645
Silver Bull Resources, Inc.	233	—	783	1,016
Other	229	—	598	827
Equity securities	$3,107	$—	$1,381	$4,488

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company performs a quarterly assessment on each of its equity securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $0.3 million and $0.4 million in the three and six months ended June 30, 2017, respectively, in Other, net. No impairment losses were recorded in the three and six months ended June 30, 2016, in Other, net. The following table summarizes unrealized losses on equity securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2017:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$(242)	$2,083	$—	$—	$(242)	$2,083
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its asset retirement obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At June 30, 2017 and December 31, 2016, the Company held certificates of deposit and cash under these agreements of $19.3 million and $17.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	June 30, 2017	December 31, 2016
Current receivables:
Trade receivables	$13,291	$10,669
Income tax receivable	5,957	1,038
Value added tax receivable	49,135	46,083
Other	1,273	2,641
	$69,656	$60,431
Non-current receivables:
Value added tax receivable	$15,140	$19,293
Income tax receivable	—	11,658
	15,140	30,951
Total receivables	$84,796	$91,382

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	June 30, 2017	December 31, 2016
Inventory:
Concentrate	$10,746	$17,994
Precious metals	18,957	47,228
Supplies	38,192	40,804
	$67,895	$106,026
Ore on leach pads:
Current	$75,699	$64,167
Non-current	69,954	67,231
	$145,653	$131,398
Total inventory and ore on leach pads	$213,548	$237,424

NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	June 30, 2017	December 31, 2016
Land	$9,417	$7,878
Facilities and equipment	655,366	650,480
Assets under capital leases	64,221	54,968
	729,004	713,326
Accumulated amortization (1)	(538,260)	(524,806)
	190,744	188,520
Construction in progress	36,994	28,276
Property, plant and equipment, net	$227,738	$216,796
(1) Includes $19.6 million of accumulated amortization related to assets under capital leases.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2017	Palmarejo	Rochester	Kensington	Wharf		San Bartolomé	La Preciosa	Other	Total
Mine development	$185,416	$181,199	$286,801	$37,818		$39,423	$—	$—	$730,657
Accumulated amortization	(139,170)	(141,026)	(165,193)	(13,476)		(33,094)	—	—	(491,959)
	46,246	40,173	121,608	24,342		6,329	—	—	238,698
Mineral interests	629,303	—	—	45,837		12,868	49,085	41,272	778,365
Accumulated amortization	(404,134)	—	—	(21,176)	—	(11,839)	—	(29,667)	(466,816)
	225,169	—	—	24,661		1,029	49,085	11,605	311,549
Mining properties, net	$271,415	$40,173	$121,608	$49,003		$7,358	$49,085	$11,605	$550,247

December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Other	Total
Mine development	$174,890	$165,230	$271,175	$37,485	$39,184	$—	$—	$—	$687,964
Accumulated amortization	(134,995)	(138,244)	(154,744)	(11,699)	(32,192)	—		—	(471,874)
	39,895	26,986	116,431	25,786	6,992	—	—	—	216,090
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	37,272	784,365
Accumulated amortization	(381,686)	—	—	(19,249)	(11,695)	—	—	(29,370)	(442,000)
	247,617	—	—	26,588	1,173	49,085	10,000	7,902	342,365
Mining properties, net	$287,512	$26,986	$116,431	$52,374	$8,165	$49,085	$10,000	$7,902	$558,455
In February 2017, the Company sold the Joaquin silver-gold exploration project for consideration of $27.4 million and a 2.0% NSR royalty on the Joaquin project, which is included in Other. The Company recognized a $21.1 million pre-tax gain on this sale, included in Other, net on the Consolidated Statements of Comprehensive Income.
In June 2017, the Company entered into a Share and Asset Purchase Agreement with Metalla Royalty & Streaming Ltd. to sell the Endeavor silver stream and our remaining portfolio of royalties for total consideration of $13.0 million. The transaction is expected to close in the third quarter of 2017, subject to customary closing conditions. Current and prior period amounts are included in Other.

NOTE 17 – DEBT

	June 30, 2017		December 31, 2016
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$244,827	$—	$—
2021 Senior Notes, net(2)	—	—	—	175,991
Capital lease obligations	13,014	26,939	12,039	22,866
	$13,014	$271,766	$12,039	$198,857
(1) Net of unamortized debt issuance costs $5.2 million at June 30, 2017.
(2) Net of unamortized debt issuance costs and premium received of $2.0 million at December 31, 2016.

5.875% Senior Notes due 2024
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 2024 Senior Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended for net proceeds of approximately $245.0 million. The 2024 Senior Notes are governed by an Indenture dated as of May 31, 2017 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance.  Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors. At any time prior to June 1, 2020, the Company may redeem all or part of the 2024 Senior Notes

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the 2024 Senior Notes on or after June 1, 2020, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to June 1, 2020, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional 2024 Senior Notes, at a redemption price equal to 105.875% of the principal amount. The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. If an Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the 2024 Senior Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the 2024 Senior Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the 2024 Senior Notes to be due and payable.
In connection with the sale of the 2024 Senior Notes, the Company entered into a Registration Rights Agreement, dated as of May 31, 2017 (the “Registration Rights Agreement”), with the Guarantors and the initial purchaser of the 2024 Senior Notes.  Under the Registration Rights Agreement, the Company and the Guarantors have agreed, to (i) file a registration statement (the “Exchange Offer Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) with respect to a registered offer (the “Exchange Offer”) to exchange the 2024 Senior Notes for new notes of the Company having terms substantially identical in all material respects to the 2024 Senior Notes (the “Exchange Notes”), (ii) to use their commercially reasonable efforts to cause the Exchange Offer to be completed on or prior to November 27, 2017 and (iii) to commence the Exchange Offer and use their commercially reasonable efforts to issue on or prior to 35 business days, or longer, if required by applicable securities laws, after the date on which the Exchange Offer Registration Statement was declared effective by the SEC, the Exchange Notes in exchange for all 2024 Senior Notes tendered prior thereto in the Exchange Offer.
7.875% Senior Notes due 2021
Concurrent with the offering of the 2024 Senior Notes, the Company commenced a cash tender offer (the “Tender Offer”) to purchase the outstanding $178.0 million in aggregate principal amount of its 2021 Senior Notes. The Tender Offer was made on the terms and subject to the conditions set forth in the Offer to Purchase dated May 19, 2017. The Tender Offer expired at 5:00 p.m., New York City time, on May 25, 2017 (the “Expiration Time”). Holders of the 2021 Senior Notes who tendered (and did not validly withdraw) their notes at or prior to the Expiration Time were entitled to receive in cash $1,043.88 per $1,000 principal amount of 2021 Senior Notes validly tendered (and not validly withdrawn) and accepted for purchase by the Company in the Tender Offer, plus accrued and unpaid interest on such 2021 Senior Notes. $118.1 million aggregate principal amount of the 2021 Senior Notes were validly tendered and purchased by the Company on May 31, 2017. In accordance with the terms of the indenture governing the 2021 Senior Notes, the remaining $59.9 million aggregate principal amount of the Notes were redeemed on June 30, 2017 at the redemption price specified in the indenture governing the 2021 Senior Notes ($1,039.38 per $1,000 principal amount redeemed, plus accrued and unpaid interest). The Company recorded a loss of $9.3 million as a result of the extinguishment of the 2021 Senior Notes.
Lines of Credit
At June 30, 2017, the Company’s subsidiary that holds the San Bartolomé mine had an available line of credit for $12.0 million that matures in June 30, 2018, bearing interest at 6.0% per annum, which is secured by machinery and equipment. There was no outstanding balance at June 30, 2017.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the six months ended June 30, 2017, the Company entered into new lease financing arrangements primarily for diesel generators at Kensington and mining equipment at Rochester. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest Expense

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
2024 Senior Notes	$1,265	$—	$1,265	$—
2021 Senior Notes	2,717	7,457	6,221	14,913
Term Loan due 2020	—	2,258	—	4,521
Capital lease obligations	383	416	689	680
Accretion of Palmarejo gold production royalty obligation	—	397	—	1,162
Amortization of debt issuance costs	172	631	338	1,262
Accretion of debt premium	(28)	(91)	(71)	(182)
Other debt obligations	14	21	30	56
Capitalized interest	(774)	(214)	(1,137)	(417)
Total interest expense, net of capitalized interest	$3,749	$10,875	$7,335	$21,995

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, and Coeur Capital, Inc. (collectively, the “Subsidiary Guarantors”) of the 2024 Senior Notes. The following schedules present Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,371	$77,983	$—	$173,354
COSTS AND EXPENSES
Costs applicable to sales(1)	—	67,916	57,705	—	125,621
Amortization	298	15,835	16,813	—	32,946
General and administrative	6,960	(4)	86	—	7,042
Exploration	395	3,217	4,201	—	7,813
Pre-development, reclamation, and other	598	1,890	1,878	—	4,366
Total costs and expenses	8,251	88,854	80,683	—	177,788
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	336	—	—	336
Other, net	2,000	2,477	1,071	(1,412)	4,136
Interest expense, net of capitalized interest	(3,377)	(264)	(1,520)	1,412	(3,749)
Total other income (expense), net	(10,719)	2,549	(449)	—	(8,619)
Loss before income and mining taxes	(18,970)	9,066	(3,149)	—	(13,053)
Income and mining tax (expense) benefit	3,395	(938)	(359)	—	2,098
Total loss after income and mining taxes	(15,575)	8,128	(3,508)	—	(10,955)
Equity income (loss) in consolidated subsidiaries	4,620	1,139	(238)	(5,521)	—
NET INCOME (LOSS)	$(10,955)	$9,267	$(3,746)	$(5,521)	$(10,955)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(18)	(469)	—	469	(18)
Reclassification adjustments for impairment of equity securities, net of tax	305	305	—	(305)	305
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	(203)	(203)	—	203	(203)
Other comprehensive income (loss)	84	(367)	—	367	84
COMPREHENSIVE INCOME (LOSS)	$(10,871)	$8,900	$(3,746)	$(5,154)	$(10,871)
(1) Excludes amortization.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$106,207	$75,800	$—	$182,007
COSTS AND EXPENSES
Costs applicable to sales(1)	—	58,674	41,791	—	100,465
Amortization	413	20,374	16,718	—	37,505
General and administrative	7,096	203	101	—	7,400
Exploration	479	1,249	505	—	2,233
Write-downs	—	—	—	—	—
Pre-development, reclamation, and other	934	1,446	1,984	—	4,364
Total costs and expenses	8,922	81,946	61,099	—	151,967
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(53)	(2,686)	(840)	—	(3,579)
Other, net	1,341	(2,193)	143	(1,148)	(1,857)
Interest expense, net of capitalized interest	(10,241)	(243)	(1,539)	1,148	(10,875)
Total other income (expense), net	(8,953)	(5,122)	(2,236)	—	(16,311)
Income (Loss) before income and mining taxes	(17,875)	19,139	12,465	—	13,729
Income and mining tax (expense) benefit	(248)	(1,595)	2,611	—	768
Income (Loss) after income and mining taxes	(18,123)	17,544	15,076	—	14,497
Equity income (loss) in consolidated subsidiaries	32,620	(674)	—	(31,946)	—
NET INCOME (LOSS)	$14,497	$16,870	$15,076	$(31,946)	$14,497
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	2,103	2,103	—	(2,103)	2,103
Reclassification adjustments for impairment of equity securities, net of tax	20	20	—	(20)	20
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(314)	(314)	—	314	(314)
Other comprehensive income (loss)	1,809	1,809	—	(1,809)	1,809
COMPREHENSIVE INCOME (LOSS)	$16,306	$18,679	$15,076	$(33,755)	$16,306
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(5,005)	$14,844	$24,961	$(5,521)	29,279

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(989)	(23,937)	(12,556)	—	(37,482)
Proceeds from the sale of long-lived assets	1	443	(8)	—	436
Purchase of investments	(8,948)	—	—	—	(8,948)
Sales and maturities of investments	—	898	—	—	898
Other	—	—	(61)	—	(61)
Investments in consolidated subsidiaries	(550)	823	240	(513)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,486)	(21,773)	(12,385)	(513)	(45,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	244,958	—	—	—	244,958
Payments on debt, capital leases, and associated costs	(185,538)	(2,021)	(1,372)	—	(188,931)
Net intercompany financing activity	(6,680)	10,886	(10,240)	6,034	—
Other	(473)	—	—	—	(473)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	52,267	8,865	(11,612)	6,034	55,554
Effect of exchange rate changes on cash and cash equivalents	—	—	329	—	329
NET CHANGE IN CASH AND CASH EQUIVALENTS	36,776	1,936	1,293	—	40,005
Cash and cash equivalents at beginning of period	67,102	45,976	96,955	—	210,033
Cash and cash equivalents at end of period	$103,878	$47,912	$98,248	$—	$250,038

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$25,384	$31,117	$21,384	$(31,946)	45,939

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88)	(12,932)	(10,268)	—	(23,288)
Proceeds from the sale of long-lived assets	—	41	7,252	—	7,293
Purchase of investments	(92)	—	—	—	(92)
Sales and maturities of investments	—	648	—	—	648
Other	(1,601)	196	(41)	—	(1,446)
Investments in consolidated subsidiaries	(24,352)	15,981	—	8,371	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,133)	3,934	(3,057)	8,371	(16,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	73,071	—	—	—	73,071
Payments on debt, capital leases, and associated costs	(250)	(5,673)	(789)	—	(6,712)
Gold production royalty payments	—	—	(10,461)	—	(10,461)
Net intercompany financing activity	(5,222)	(5,720)	(12,633)	23,575	—
Other	(448)	—	—	—	(448)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	67,151	(11,393)	(23,883)	23,575	55,450
Effect of exchange rate changes on cash and cash equivalents	—	1	(303)	—	(302)
NET CHANGE IN CASH AND CASH EQUIVALENTS	66,402	23,659	(5,859)	—	84,202
Cash and cash equivalents at beginning of period	61,401	29,889	82,099	—	173,389
Cash and cash equivalents at end of period	$127,803	$53,548	$76,240	$—	$257,591

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$202,565	$176,927	$—	$379,492
COSTS AND EXPENSES
Costs applicable to sales(1)	—	139,118	119,215	—	258,333
Amortization	622	33,939	38,489	—	73,050
General and administrative	17,066	20	89	—	17,175
Exploration	731	4,944	7,390	—	13,065
Pre-development, reclamation, and other	773	3,671	4,503	—	8,947
Total costs and expenses	19,192	181,692	169,686	—	370,570
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	(864)	—	—	(864)
Other, net	17,222	7,935	2,944	(2,826)	25,275
Interest expense, net of capitalized interest	(6,656)	(439)	(3,066)	2,826	(7,335)
Total other income (expense), net	1,224	6,632	(122)	—	7,734
Loss before income and mining taxes	(17,968)	27,505	7,119	—	16,656
Income and mining tax (expense) benefit	4,983	(3,372)	(10,559)	—	(8,948)
Total loss after income and mining taxes	(12,985)	24,133	(3,440)	—	7,708
Equity income (loss) in consolidated subsidiaries	20,693	1,209	(305)	(21,597)	—
NET INCOME (LOSS)	$7,708	$25,342	$(3,745)	$(21,597)	$7,708
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(2,200)	(748)	—	748	(2,200)
Reclassification adjustments for impairment of equity securities, net of tax	426	426	—	(426)	426
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	1,268	(572)	—	572	1,268
Other comprehensive income (loss)	(506)	(894)	—	894	(506)
COMPREHENSIVE INCOME (LOSS)	$7,202	$24,448	$(3,745)	$(20,703)	$7,202
(1) Excludes amortization.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$200,161	$130,233	$—	$330,394
COSTS AND EXPENSES
Costs applicable to sales(1)	—	121,038	80,982	—	202,020
Amortization	836	38,233	26,401	—	65,470
General and administrative	15,176	221	279	—	15,676
Exploration	1,102	1,433	1,428	—	3,963
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	1,386	2,862	4,320	—	8,568
Total costs and expenses	18,500	163,787	117,856	—	300,143
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(1,635)	(4,935)	(5,704)	—	(12,274)
Other, net	1,679	61	(110)	(2,173)	(543)
Interest expense, net of capitalized interest	(20,496)	(456)	(3,216)	2,173	(21,995)
Total other income (expense), net	(20,452)	(5,330)	(9,030)	—	(34,812)
Income (Loss) before income and mining taxes	(38,952)	31,044	3,347	—	(4,561)
Income and mining tax (expense) benefit	(457)	(1,902)	1,021	—	(1,338)
Income (Loss) after income and mining taxes	(39,409)	29,142	4,368	—	(5,899)
Equity income (loss) in consolidated subsidiaries	33,510	(5,153)	—	(28,357)	—
NET INCOME (LOSS)	$(5,899)	$23,989	$4,368	$(28,357)	$(5,899)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	3,146	3,079	—	(3,079)	3,146
Reclassification adjustments for impairment of equity securities, net of tax	20	20	—	(20)	20
Reclassification adjustments for realized loss on sale of equity securities, net of tax	273	(695)	—	695	273
Other comprehensive income (loss)	3,439	2,404	—	(2,404)	3,439
COMPREHENSIVE INCOME (LOSS)	$(2,460)	$26,393	$4,368	$(30,761)	$(2,460)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(9,820)	$32,027	52,577	$83,940	$(21,597)	84,550

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,308)	(40,912)	52,577	(19,241)	—	(61,461)
Proceeds from the sale of long-lived assets	8,917	6,594	52,577	(56)	—	15,455
Purchase of investments	(9,964)	—	52,577	—	—	(9,964)
Sales and maturities of investments	9,157	1,761	52,577	—	—	10,918
Other	(1,486)	—	52,577	(121)	—	(1,607)
Investments in consolidated subsidiaries	(13,004)	753	52,577	307	11,944	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,688)	(31,804)		(19,111)	11,944	(46,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	244,958	—	52,577	—	—	244,958
Payments on debt, capital leases, and associated costs	(185,538)	(3,895)	52,577	(2,724)	—	(192,157)
Net intercompany financing activity	7,638	1,561	52,577	(18,852)	9,653	—
Other	(3,720)	—	52,577	—	—	(3,720)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,338	(2,334)		(21,576)	9,653	49,081
Effect of exchange rate changes on cash and cash equivalents	—	—		884	—	884
NET CHANGE IN CASH AND CASH EQUIVALENTS	45,830	(2,111)		44,137	—	87,856
Cash and cash equivalents at beginning of period	58,048	50,023		54,111	—	162,182
Cash and cash equivalents at end of period	$103,878	$47,912		$98,248	$—	$250,038

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(3,258)	$52,577	$31,594	$(28,357)	52,556

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(134)	(25,722)	(19,604)	—	(45,460)
Proceeds from the sale of long-lived assets	—	4,041	7,261	—	11,302
Purchase of investments	(99)	—	—	—	(99)
Sales and maturities of investments	500	1,145	—	—	1,645
Other	(3,139)	302	(82)	—	(2,919)
Investments in consolidated subsidiaries	(20,932)	24,160	—	(3,228)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23,804)	3,926	(12,425)	(3,228)	(35,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	73,071	—	—	—	73,071
Payments on debt, capital leases, and associated costs	(500)	(6,503)	(5,680)	—	(12,683)
Gold production royalty payments	—	—	(19,592)	—	(19,592)
Net intercompany financing activity	(13,101)	(30,685)	12,201	31,585	—
Other	(728)	—	—	—	(728)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58,742	(37,188)	(13,071)	31,585	40,068
Effect of exchange rate changes on cash and cash equivalents	—	5	(221)	—	(216)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,680	19,320	5,877	—	56,877
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$127,803	$53,548	$76,240	$—	$257,591

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,878	$47,912	$98,248	$—	$250,038
Receivables	54	13,527	56,075	—	69,656
Ore on leach pads	—	75,699	—	—	75,699
Inventory	—	35,099	32,796	—	67,895
Prepaid expenses and other	6,696	2,366	9,501	—	18,563
	110,628	174,603	196,620	—	481,851
NON-CURRENT ASSETS
Property, plant and equipment, net	3,908	146,826	77,004	—	227,738
Mining properties, net	4,000	210,785	335,462	—	550,247
Ore on leach pads	—	69,954	—	—	69,954
Restricted assets	11,711	226	7,357	—	19,294
Equity securities	9,930	1,942	—	—	11,872
Receivables	—	—	15,140	—	15,140
Net investment in subsidiaries	274,908	12,858	(861)	(286,905)	—
Other	211,384	10,186	8,366	(211,384)	18,552
TOTAL ASSETS	$626,469	$627,380	$639,088	$(498,289)	$1,394,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,599	$24,168	$33,033	$—	$58,800
Other accrued liabilities	5,638	12,299	23,313	—	41,250
Debt	—	7,338	5,676	—	13,014
Reclamation	—	2,749	850	—	3,599
	7,237	46,554	62,872	—	116,663
NON-CURRENT LIABILITIES
Debt	244,827	22,163	216,160	(211,384)	271,766
Reclamation	—	77,743	21,798	—	99,541
Deferred tax liabilities	5,304	6,137	63,947	—	75,388
Other long-term liabilities	2,390	4,758	46,631	—	53,779
Intercompany payable (receivable)	(410,800)	336,771	74,029	—	—
	(158,279)	447,572	422,565	(211,384)	500,474
STOCKHOLDERS’ EQUITY
Common stock	1,814	250	193,175	(193,425)	1,814
Additional paid-in capital	3,316,407	182,611	1,809,559	(1,992,170)	3,316,407
Accumulated deficit	(2,537,716)	(46,225)	(1,849,083)	1,895,308	(2,537,716)
Accumulated other comprehensive income (loss)	(2,994)	(3,382)	—	3,382	(2,994)
	777,511	133,254	153,651	(286,905)	777,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$626,469	$627,380	$639,088	$(498,289)	$1,394,648

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,048	$50,023	$54,111	$—	$162,182
Receivables	12	6,865	53,554	—	60,431
Ore on leach pads	—	64,167	—	—	64,167
Inventory	—	49,393	56,633	—	106,026
Prepaid expenses and other	3,803	1,459	12,719	—	17,981
	61,863	171,907	177,017	—	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	3,222	139,885	73,689	—	216,796
Mining properties, net	—	195,791	362,664	—	558,455
Ore on leach pads	—	67,231	—	—	67,231
Restricted assets	10,170	226	7,201	—	17,597
Equity securities	—	4,488	—	—	4,488
Receivables	—	—	30,951	—	30,951
Net investment in subsidiaries	273,056	11,650	—	(284,706)	—
Other	221,381	9,263	3,344	(221,384)	12,604
TOTAL ASSETS	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,153	$24,921	$26,261	$—	$53,335
Other accrued liabilities	12,881	13,664	16,198	—	42,743
Debt	—	6,516	5,523	—	12,039
Royalty obligations	—	4,995	—	—	4,995
Reclamation	—	2,672	850	—	3,522
	15,034	52,768	48,832	—	116,634
NON-CURRENT LIABILITIES
Debt	175,991	15,214	229,036	(221,384)	198,857
Royalty obligations	—	4,292	—	—	4,292
Reclamation	—	75,183	20,621	—	95,804
Deferred tax liabilities	13,810	6,179	54,809	—	74,798
Other long-term liabilities	1,993	4,750	53,294	—	60,037
Intercompany payable (receivable)	(405,623)	336,813	68,810	—	—
	(213,829)	442,431	426,570	(221,384)	433,788
STOCKHOLDERS’ EQUITY
Common stock	1,809	250	197,913	(198,163)	1,809
Additional paid-in capital	3,314,590	181,009	1,864,261	(2,045,270)	3,314,590
Accumulated deficit	(2,545,424)	(73,529)	(1,882,710)	1,956,239	(2,545,424)
Accumulated other comprehensive income (loss)	(2,488)	(2,488)	—	2,488	(2,488)
	768,487	105,242	179,464	(284,706)	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At June 30, 2017, approximately 10% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
Palmarejo Gold Stream
Effective August 2016, Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from the Paramount properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement.
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item.
We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a historical 60:1 ratio of silver ounces to gold ounces, unless otherwise noted. We also provide realized silver equivalent data determined by average spot silver and gold prices during the relevant period.
Overview
We are a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in the United States and Mexico. The Palmarejo complex, and Rochester, Kensington, Wharf, and San Bartolomé mines constitute our principal sources of revenue.
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
Second Quarter Highlights

•	Production of 8.9 million silver equivalent ounces, consisting of 4.0 million silver ounces and 82,819 gold ounces

•	Sales of 9.3 million silver equivalent ounces, consisting of 4.1 million silver ounces and 86,194 gold ounces

•	Net loss of $11.0 million ($0.06 per share) and adjusted net loss of $2.5 million ($0.01 per share) (see “Non-GAAP Financial Performance Measures”)

•	Costs applicable to sales were $13.15 per silver equivalent ounce ($12.23 per average spot silver equivalent ounce) and $866 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs were $17.83 per silver equivalent ounce ($15.90 per average spot silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow of $29.3 million and adjusted EBITDA of $33.4 million (see “Non-GAAP Financial Performance Measures”)

•	Issued $250.0 million of 5.875% Senior Notes due 2024 (the “2024 Senior Notes”)

•	Repurchased $178.0 million of our 7.875% Senior Notes due 2021 (the “2021 Senior Notes”)

•	Cash and cash equivalents of $250.0 million at June 30, 2017

•
Announced the sale of the Endeavor Silver Stream and our remaining portfolio of royalties for total consideration of $13.0 million. The transaction is expected to close in the third quarter of 2017, subject to customary closing conditions

Selected Financial and Operating Results

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Metal sales	$173,354	$180,197	$379,492	$326,833
Net income (loss)	$(10,955)	$14,497	$7,708	$(5,899)
Net income (loss) per share, diluted	$(0.06)	$0.09	$0.04	$(0.04)
Adjusted net income (loss)(1)	$(2,517)	$16,948	$4,469	$6,490
Adjusted net income (loss) per share, diluted(1)	$(0.01)	$0.11	$0.02	$0.04
EBITDA(1)	$23,642	$62,109	$97,041	$82,904
Adjusted EBITDA(1)	$33,354	$72,041	$89,899	$108,413
Silver ounces produced	3,974,982	4,029,976	7,907,358	7,402,450
Gold ounces produced	82,819	92,727	171,037	170,799
Silver equivalent ounces produced	8,944,122	9,593,596	18,169,578	17,650,390
Silver ounces sold	4,086,828	3,973,475	8,560,540	7,502,977
Gold ounces sold	86,194	88,543	197,068	167,634
Silver equivalent ounces sold	9,258,455	9,286,033	20,384,641	17,561,045
Average realized price per silver ounce	$16.98	$17.38	$17.31	$16.34
Average realized price per gold ounce	$1,206	$1,255	$1,174	$1,218
Costs applicable to sales per silver equivalent ounce(1)	$13.15	$10.82	$12.18	$11.53
Costs applicable to sales per average spot silver equivalent ounce(1)	$12.23	$10.00	$11.33	$10.58
Costs applicable to sales per gold equivalent ounce(1)	$866	$649	$825	$688
All-in sustaining costs per silver equivalent ounce(1)	$17.83	$14.92	$16.29	$15.56
All-in sustaining costs per average spot silver equivalent ounce(1)	$15.90	$13.04	$14.67	$13.37

(1)	See “Non-GAAP Financial Performance Measures.”

Consolidated Financial Results
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Net Income (Loss)
Net loss was $11.0 million ($0.06 per share) compared to Net income of $14.5 million ($0.09 per share).  The Net loss is primarily due to a $9.3 million loss on debt extinguishment, lower average realized silver and gold prices and higher all-in sustaining costs per silver equivalent ounce, partially offset by lower interest expense and a $2.3 million gain on the repurchase the Rochester royalty obligation.
Revenue
Metal sales decreased due to lower gold production and a decrease in average realized silver and gold prices of 2% and 4%, respectively. The Company sold 4.1 million silver ounces and 86,194 gold ounces, compared to sales of 4.0 million silver ounces and 88,543 gold ounces. Gold contributed 60% of sales and silver contributed 40%, compared to 62% of sales from gold and 38% from silver. Metal sales from North American operations provided 85.7% of consolidated revenue, compared to 85.0%.
Costs Applicable to Sales
Costs applicable to sales increased due to lower production and higher mining and processing costs. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $4.6 million, or 12%, primarily due to lower production and increased life of mine reserves at Wharf.

Expenses
General and administrative expenses decreased 5% due to lower legal and professional service costs.
Exploration expense increased $5.6 million, due to the Company’s expansion of drilling activities at Palmarejo, Kensington and Rochester as well as regional exploration with a focus on projects in Nevada and Chihuahua, Mexico.
Pre-development, reclamation, and other expenses remained comparable at $4.4 million.
Other Income and Expenses
During the second quarter of 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 2021 7.875% Senior Notes concurrent with the completed offering of the 2024 5.875% Senior Notes.
Non-cash fair value adjustments, net, were a gain of $0.3 million compared to a loss of $3.6 million, primarily due to the termination of the Palmarejo gold production royalty (in the third quarter of 2016) and the lesser impact of changes in future metal prices on the Rochester royalty obligation which was repurchased and terminated in May 2017.
Interest expense (net of capitalized interest of $0.8 million) decreased to $3.7 million from $10.9 million, primarily due to lower debt levels and a lower interest rate on the 2024 Senior Notes.
Other, net increased by $6.0 million, primarily due to a $2.3 million gain on the repurchase of the Rochester royalty obligation and foreign exchange gains.
Income and Mining Taxes
During the second quarter of 2017, the Company reported estimated income and mining tax benefit of approximately $2.1 million resulting in an effective tax rate of 16.1%. This compares to estimated income and mining tax benefit of $0.8 million for an effective tax rate of (5.6%) during the second quarter of 2016.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended June 30,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(6,493)	$1,588	$119	$(1,810)
Argentina	(129)	945	4,453	(1,793)
Mexico	(2,195)	(4,766)	3,353	4,316
Bolivia	(2,001)	245	4,016	848
Other jurisdictions	(2,235)	4,086	1,788	(793)
	$(13,053)	$2,098	$13,729	$768
The Company’s effective tax rate is impacted by recurring and nonrecurring items. These items include foreign exchange rates on deferred tax balances, mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. During the second quarter of 2017, changes in currency rates increased income and mining tax expense by $3.0 million, predominately due to the strength of the Mexican Peso. Favorable operating results at Palmarejo continued to contribute to higher income and mining tax expense. The Company’s consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.
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

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Net Income (Loss)
Net income was $7.7 million ($0.04 per share) compared to Net loss of $5.9 million ($0.04 per share).  The increase in Net income is primarily due to a $21.1 million gain on the sale of the Joaquin project, less unfavorable fair value adjustments, higher silver and gold production, higher average realized silver prices and lower interest expense, partially offset by lower average realized gold prices, higher all-in sustaining costs per silver equivalent ounce and a $9.3 million loss incurred in connection with the repurchase of the 2021 Senior Notes.
Revenue
Metal sales increased due to higher silver and gold production, a reduction in metal inventory and a 6% increase in average realized silver prices, partially offset by a 4% decrease in average realized gold prices. The Company sold 8.6 million silver ounces and 197,068 gold ounces, compared to sales of 7.5 million silver ounces and 167,634 gold ounces. Gold contributed 61% of sales and silver contributed 39%, compared to 62% of sales from gold and 38% from silver. Royalty revenue was lower due to the Company’s divestiture of non-core royalty assets throughout 2016 and the first half of 2017. Metal sales from North American operations provided 87.9% of revenue, compared to 84.4%.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver equivalent ounces sold and higher mining and processing costs. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $7.6 million, or 12%, primarily due to higher silver and gold ounces sold, partially offset by higher life of mine reserves at Wharf.
Expenses
General and administrative expenses increased 10% due to higher compensation, severance and professional service costs.
Exploration expense increased $9.1 million, due to the Company’s expansion of drilling activities at Palmarejo, Kensington and Rochester as well as regional exploration with a focus on projects in Nevada and Chihuahua, Mexico.
Pre-development, reclamation, and other expenses increased 4% to $8.9 million as a result of additional work at La Preciosa.
Other Income and Expenses
During the first half of 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 2021 7.875% Senior Notes concurrent with the completed offering of the 2024 5.875% Senior Notes.
Non-cash fair value adjustments, net, were a loss of $0.9 million compared to a loss of $12.3 million, primarily due to the termination of the Palmarejo gold production royalty (in the third quarter of 2016) and the lesser impact of changes in future metal prices on the Rochester royalty obligation which was repurchased and terminated in May 2017.
Interest expense (net of capitalized interest of $1.1 million) decreased to $7.3 million from $22.0 million, primarily due to lower debt levels and a lower interest rate on the 2024 Senior Notes compared to the 2021 Senior Notes.
Other, net increased by $25.8 million, primarily due to a $21.1 million gain on the sale of the Joaquin project in Argentina and a $2.3 million gain on the repurchase of the Rochester royalty obligation.
Income and Mining Taxes
During the first half of 2017, the Company reported estimated income and mining tax expense of approximately $8.9 million resulting in an effective tax rate of 53.7%. This compares to estimated income and mining tax expense of $1.3 million for an effective tax rate of (29.3%) during the first half of 2016.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$14,221	$(377)	$(9,242)	$(2,342)
Argentina	(457)	2,070	3,438	(250)
Mexico	6,455	(14,689)	(4,155)	4,333
Bolivia	(1,530)	214	6,062	(722)
Other jurisdictions	(2,033)	3,834	(664)	(2,357)
	$16,656	$(8,948)	$(4,561)	$(1,338)
The Company’s effective tax rate is impacted by recurring and nonrecurring items. These items include foreign exchange rates on deferred tax balances, mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. During the first half of the year, changes in currency rates increased income and mining tax expense by $8.6 million, predominately due to the strength of the Mexican Peso. During the first half of the year, favorable operating results at Palmarejo contributed to higher income and mining tax expense. The Company’s consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.
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

2017 Outlook
The Company revised its full-year 2017 production guidance to reflect higher expected gold production at Wharf due to higher mining and crushing rates, lower expected silver production at the San Bartolomé mine due to persistent drought conditions, and the pending sale of the Endeavor silver stream, under which production and any associated sales began accruing to the buyer as of June 1, 2017. Cost guidance has been updated to reflect revised production levels.
2017 Production Outlook

(silver and silver equivalent ounces in thousands)	Silver	Gold	Silver Equivalent[1]
Palmarejo	6,500 - 7,000	110,000 - 120,000	13,100 - 14,200
Rochester	4,200 - 4,700	47,000 - 52,000	7,020 - 7,820
San Bartolomé	5,000 - 5,400	—	5,000 - 5,400
Endeavor	105	—	105
Kensington	—	120,000 - 125,000	7,200 - 7,500
Wharf	—	90,000 - 95,000	5,400 - 5,700
Total	15,805 - 17,205	367,000 - 392,000	37,825 - 40,725
2017 Cost Outlook

(dollars in millions, except per ounce amounts)	Previous Guidance	Revised Guidance
CAS per AgEqOz[1] – Palmarejo	$10.00 - $10.50	$10.00 - $10.50
CAS per AgEqOz[1] – Rochester	$11.50 - $12.00	$11.50 - $12.00
CAS per AgOz[1] – San Bartolomé	$14.00 - $14.50	$15.75 - $16.25
CAS per AuOz[1] – Kensington	$800 - $850	$800 - $850
CAS per AuEqOz[1] – Wharf	$775 - $825	$700 - $750
Capital Expenditures	$109 - $129	$109 - $129
General and Administrative Expenses	$28 - $32	$28 - $32
Exploration Expense	$29 - $31	$29 - $31
AISC per AgEqOz[1]	$15.75 - $16.25	$15.75 - $16.25

(1)	See “Non-GAAP Financial Performance Measures.”

Results of Operations
The Company produced 4.0 million ounces of silver and 82,819 ounces of gold in the three months ended June 30, 2017, compared to 4.0 million ounces of silver and 92,727 ounces of gold in the three months ended June 30, 2016. Gold production decreased 11% due to lower tons placed at Rochester and lower gold grade at Wharf, Kensington and Palmarejo, partially offset by higher mill throughput and recovery at Palmarejo.
The Company produced 7.9 million ounces of silver and 171,037 ounces of gold in the six months ended June 30, 2017, compared to 7.4 million ounces of silver and 170,799 ounces of gold in the six months ended June 30, 2016. Silver production increased 7% due to higher mill throughput and grade at Palmarejo and timing of leach pad recoveries at Rochester, partially offset by lower mill throughput and silver grade at San Bartolomé.
Costs applicable to sales were $13.15 per silver equivalent ounce ($12.23 per average spot silver equivalent ounce) and $866 per gold equivalent ounce in the three months ended June 30, 2017 compared to $10.82 per silver equivalent ounce ($10.00 per average spot silver equivalent ounce) and $649 per gold equivalent ounce in the three months ended June 30, 2016. Costs applicable to sales per silver equivalent ounce increased 22% in the three months ended June 30, 2017 due to higher unit costs at Palmarejo, Rochester and San Bartolomé. Costs applicable to sales per gold equivalent ounce increased 33% in the three months ended June 30, 2017 due to higher unit costs at Kensington and Wharf.

Costs applicable to sales were $12.18 per silver equivalent ounce ($11.33 per average spot silver equivalent ounce) and $825 per gold equivalent ounce in the six months ended June 30, 2017 compared to $11.53 per silver equivalent ounce ($10.58 per average spot silver equivalent ounce) and $688 per gold equivalent ounce in the six months ended June 30, 2016. Costs applicable to sales per silver equivalent ounce increased 6% in the six months ended June 30, 2017 due to higher unit costs at Palmarejo, Rochester and San Bartolomé. Costs applicable to sales per gold equivalent ounce increased 20% in the six months ended June 30, 2017 due to higher unit costs at Kensington and Wharf.
All-in sustaining costs were $17.83 per silver equivalent ounce ($15.90 per average spot silver equivalent ounce) in the three months ended June 30, 2017, compared to $14.92 per silver equivalent ounce ($13.04 per average spot silver equivalent ounce) in the three months ended June 30, 2016. The 20% increase in all-in sustaining costs per silver equivalent ounce in 2017 was primarily due to higher costs applicable to sales and higher exploration expense, partially offset by lower general and administrative expense and lower sustaining capital.
All-in sustaining costs were $16.29 per silver equivalent ounce ($14.67 per average spot silver equivalent ounce) in the six months ended June 30, 2017, compared to $15.56 per silver equivalent ounce ($13.37 per average spot silver equivalent ounce) in the six months ended June 30, 2016. The 5% increase in all-in sustaining costs per silver equivalent ounce in 2017 was primarily due to higher costs applicable to sales and higher general and administrative and exploration expense, partially offset by lower sustaining capital.
Palmarejo

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tons milled	335,428	270,142	695,811	516,675
Silver ounces produced	1,456,821	1,307,097	2,987,362	2,240,466
Gold ounces produced	24,292	18,731	55,084	33,399
Silver equivalent ounces produced	2,914,341	2,430,957	6,292,402	4,244,406
Costs applicable to sales per silver equivalent oz(1)	$11.31	$9.14	$10.36	$10.44
Costs applicable to sales per average spot silver equivalent oz(1)	$10.20	$8.20	$9.40	$9.23

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Silver equivalent production increased 20% due to higher mining rates from Independencia, partially offset by lower silver grade. Metal sales were $53.2 million, or 31% of Coeur’s metal sales, compared with $48.3 million, or 27% of Coeur’s metal sales. Costs applicable to sales per ounce increased 24% as a result of higher waste tons mined, backfill costs, equipment maintenance and consumable costs. Amortization remained comparable at $14.4 million. Capital expenditures were $11.2 million as the Company continues underground development at Guadalupe and Independencia.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Silver equivalent production increased 48% due to higher mining rates from Guadalupe and Independencia and higher silver and gold grades, partially offset by lower silver recovery. Metal sales were $130.9 million, or 35% of Coeur’s metal sales, compared with $78.1 million, or 24% of Coeur’s metal sales. Costs applicable to sales per ounce remained comparable. Amortization increased to $34.6 million compared to $22.1 million, primarily due to higher production from Guadalupe and Independencia. Capital expenditures remained comparable at $17.4 million.

Rochester

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tons placed	4,493,100	6,402,013	8,006,808	10,776,472
Silver ounces produced	1,156,341	1,197,013	2,283,663	2,125,915
Gold ounces produced	10,745	13,940	21,101	24,401
Silver equivalent ounces produced	1,801,041	2,033,413	3,549,723	3,589,975
Costs applicable to sales per silver equivalent oz(1)	$13.62	$11.36	$13.05	$11.98
Costs applicable to sales per average spot silver equivalent oz(1)	$12.63	$10.30	$12.17	$10.75

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Silver equivalent production decreased 11% due to lower tons placed, partially offset by the timing of recoveries. Metal sales were $32.8 million, or 19% of Coeur’s metal sales, compared with $35.8 million, or 20% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 20% due to higher waste tons mined and higher blasting and processing costs. Amortization decreased to $4.9 million compared to $5.4 million due to lower production. Capital expenditures increased to $13.8 million compared to $3.9 million due to the stage IV leach pad expansion.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Silver equivalent production was consistent. Metal sales were $71.8 million, or 19% of Coeur’s metal sales, compared with $65.7 million, or 20% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 9% due to higher waste tons mined and higher blasting, processing, and maintenance costs. Amortization remained comparable at $10.8 million. Capital expenditures increased to $24.4 million compared to $7.2 million due to the stage IV leach pad expansion.
Kensington

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tons milled	163,163	157,117	329,058	316,477
Gold ounces produced	26,424	32,210	52,621	64,183
Costs applicable to sales/oz(1)	$964	$749	$922	$761

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Gold production decreased 18% due to lower grades mined as a result of mine sequencing, partially offset by higher mill throughput. Metal sales were $35.6 million, or 21% of Coeur’s metal sales, compared to $36.5 million, or 20% of Coeur’s metal sales. Costs applicable to sales per ounce were 29% higher, primarily due to lower production and higher contract services. Amortization was $8.3 million compared to $9.8 million due to lower production, partially offset by higher amortizable mining properties and equipment. Capital expenditures increased to $8.6 million compared to $7.5 million, due to more underground mine development.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Gold production decreased 18% due to lower grades mined as a result of mine sequencing, partially offset by higher mill throughput. Metal sales were $73.5 million, or 19% of Coeur’s metal sales, compared to $72.2 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were 21% higher, primarily due to lower production and higher contract services and other mining costs. Amortization was $17.5 million compared to $18.2 million due to lower production, mostly offset by higher amortizable mining properties and equipment. Capital expenditures decreased to $14.2 million compared to $15.6 million, due to less underground mine development.

Wharf

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tons placed	993,167	915,631	2,285,348	1,890,294
Gold ounces produced	21,358	27,846	42,231	48,816
Silver ounces produced	12,587	35,201	32,652	48,180
Gold equivalent ounces produced(1)	21,568	28,433	42,775	49,619
Costs applicable to sales per gold equivalent oz(1)	$734	$535	$696	$597

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Gold equivalent production decreased 24% due to fewer high-grade tons placed from the Golden Reward deposit. Metal sales were $27.0 million, or 16% of Coeur’s metal sales, compared to $34.0 million, or 19% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 37% due to lower production, timing of pad unload, and higher blasting and crushing costs. Amortization was $2.5 million compared to $5.1 million due to lower production and higher life of mine reserves. Capital expenditures remained comparable at $1.5 million.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Gold equivalent production decreased 14% due to lower grade, partially offset by higher tons placed. Metal sales were $57.3 million, or 15% of Coeur’s metal sales, compared to $61.9 million, or 19% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 17% due to lower production and higher blasting and crushing costs. Amortization was $5.7 million compared to $9.2 million due to lower production and higher life of mine reserves. Capital expenditures remained comparable at $2.4 million.
San Bartolomé

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tons milled	417,784	440,441	802,051	848,247
Silver ounces produced	1,284,561	1,457,944	2,499,068	2,839,857
Costs applicable to sales/oz(1)	$16.73	$13.14	$16.34	$12.89

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Silver production decreased 12% due to lower high-grade ore purchases and mill throughput due to continued drought conditions, partially offset by higher recoveries. Silver sales were $23.8 million, or 14% of Coeur’s metal sales, compared with $25.2 million, or 14% of Coeur’s metal sales. Costs applicable to sales per ounce increased due to lower production and higher processing costs. Amortization remained comparable at $2.2 million due to lower life of mine reserves. Capital expenditures were $0.4 million compared to $1.3 million.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Silver production decreased 12% due to lower high-grade ore purchases and mill throughput due to drought conditions, partially offset by higher recoveries. Silver sales were $44.4 million, or 12% of Coeur’s metal sales, compared with $46.5 million, or 14% of Coeur’s metal sales. Costs applicable to sales per ounce increased due to lower production and higher processing costs. Amortization remained comparable at $3.6 million due to lower life of mine reserves. Capital expenditures were $0.8 million compared to $1.8 million.
Endeavor Silver Stream

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tons milled	88,565	37,521	133,905	124,384
Silver ounces produced	64,672	32,721	104,613	148,032
Costs applicable to sales/oz(1)	$7.06	$7.94	7.12	5.93

(1)	See Non-GAAP Financial Performance Measures.

In June 2017, the Company entered into a Share and Asset Purchase Agreement with Metalla Streaming & Royalty Ltd. to sell the Endeavor silver stream. The transaction is expected to close in the third quarter of 2017, subject to customary closing conditions. Reported production and financial results include operations through May 2017, as the buyer is entitled to production and any associated sales subject to the stream agreement after June 1, 2017 under the terms of the sale agreement.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Silver production at Endeavor increased due to higher mining and mill throughput rates. Costs applicable to sales per ounce decreased due to the impact of lower silver prices on the Company’s silver price sharing agreement with the Endeavor mine operator. Amortization was $0.2 million compared to $0.1 million due to higher production.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Silver production at Endeavor decreased due to lower grades. Costs applicable to sales per ounce increased due to the impact of higher silver prices on the Company’s silver price sharing agreement with the Endeavor mine operator. Amortization was $0.3 million compared to $0.9 million due to lower production and lower amortizable mining properties.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three and six months ended June 30, 2017 was $29.3 million and $84.6 million, respectively, compared to net cash provided by operating activities of $45.9 million and $52.6 million, respectively, for the three and six months ended June 30, 2016 and was impacted by the following key factors:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Consolidated silver equivalent ounces sold	9,258,455	9,286,033	20,384,641	17,561,045
Average realized price per consolidated silver equivalent ounce	$18.72	$19.41	$18.62	$18.61
Costs applicable to sales per consolidated silver equivalent ounce (1)	(13.57)	(10.82)	(12.67)	(11.50)
Operating margin per consolidated silver equivalent ounce	$5.15	$8.59	$5.95	$7.11

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended June 30,		Six months ended June 30,
In thousands	2017	2016	2017	2016
Cash flow before changes in operating assets and liabilities	$27,357	$47,496	$71,184	$70,749
Changes in operating assets and liabilities:
Receivables	(1,916)	(12,402)	11,190	(8,921)
Prepaid expenses and other	3,612	(898)	(687)	381
Inventories	(997)	(7,686)	13,295	(15,508)
Accounts payable and accrued liabilities	1,223	19,429	(10,432)	5,855
CASH PROVIDED BY OPERATING ACTIVITIES	$29,279	$45,939	$84,550	$52,556
Cash provided by operating activities decreased $16.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to lower silver equivalent ounces sold, lower average realized prices and higher costs applicable to sales per consolidated silver equivalent ounce, partially offset by favorable working capital adjustments. Metal sales for the three months ended June 30, 2017 decreased $6.8 million, with $0.9 million due to lower silver equivalent ounces sold and $5.9 million due to lower average realized prices. The $1.9 million working capital decrease in the three months ended June 30, 2017 was primarily due to an increase in accounts payable partially offset by an increase in receivables, compared to the $1.6 million working capital increase in the three months ended June 30, 2016 due to an increase in trade receivables and inventories, partially offset by an increase in accounts payable.
Cash provided by operating activities increased $32.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to higher silver equivalent ounces sold and favorable working capital adjustments, partially offset by higher costs applicable to sales per consolidated silver equivalent ounce. Metal sales for six months ended June 30, 2017 increased $52.7 million, with $52.9 million due to higher silver equivalent ounces sold, partially offset by $0.2 million due to lower average realized prices. The $13.4 million working capital decrease in the six months ended June 30, 2017 was primarily due to the reduction in precious metal inventory and receivables, compared to the $18.2 million working capital increase in the six months ended June 30, 2016, primarily due to an increase in inventories and receivables, partially offset by an increase in accounts payable.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended June 30, 2017 was $45.2 million compared to $16.9 million in the three months ended June 30, 2016, primarily due to higher capital expenditures, the purchase of strategic equity investments, and the sales of non-core assets in 2016. The Company had capital expenditures of $37.5 million in the three months ended June 30, 2017 compared with $23.3 million in the three months ended June 30, 2016. Capital expenditures in the three months ended June 30, 2017 were primarily related to underground development at Palmarejo and Kensington, and the Stage IV leach pad expansion at Rochester. Capital expenditures in the three months ended June 30, 2016 were primarily related to underground development at Palmarejo and Kensington.
Net cash used in investing activities in the six months ended June 30, 2017 was $46.7 million compared to $35.5 million in the six months ended June 30, 2016, primarily due to higher capital expenditures and the purchase of strategic equity investments, partially offset by the proceeds from the sale of the Joaquin project. The Company had capital expenditures of $61.5 million in the six months ended June 30, 2017 compared with $45.5 million in the six months ended June 30, 2016. Capital expenditures in the six months ended June 30, 2017 were primarily related to underground development at Palmarejo and Kensington, and the Stage IV leach pad expansion at Rochester. Capital expenditures in the six months ended June 30, 2016 were primarily related to underground development at Palmarejo and Kensington.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended June 30, 2017 remained comparable with the three months ended June 30, 2016 at $55.6 million. During the three months ended June 30, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums. In addition, the Company made payments of $10.5 million under the Palmarejo gold production royalty obligation that terminated in July 2016. Coeur Mexicana now sells 50% of Palmarejo gold production (excluding production from Independencia Este, acquired in the 2015 Paramount transaction) for the lesser of $800 or spot price per ounce under a gold stream agreement.
Net cash provided by financing activities in the six months ended June 30, 2017 was $49.1 million compared to $40.1 million in the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums. Payments of $19.6 million were made in 2016 under the Palmarejo gold production royalty that terminated in July 2016. Coeur Mexicana now sells 50% of Palmarejo gold production (excluding production from Independencia Este, acquired in 2015 Paramount transaction) for the lesser of $800 or spot price per ounce under a gold stream agreement.
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 2024 Senior Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended for net proceeds of approximately $245.0 million. The 2024 Senior Notes are governed by an Indenture dated as of May 31, 2017 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance.  Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors. At any time prior to June 1, 2020, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the 2024 Senior Notes on or after June 1, 2020, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to June 1, 2020, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional 2024 Senior Notes, at a redemption price equal to 105.875% of the principal amount. The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. If an

Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the 2024 Senior Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the 2024 Senior Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the 2024 Senior Notes to be due and payable.
In connection with the sale of the 2024 Senior Notes, the Company entered into a Registration Rights Agreement, dated as of May 31, 2017 (the “Registration Rights Agreement”), with the Guarantors and the initial purchaser of the 2024 Senior Notes.  Under the Registration Rights Agreement, the Company and the Guarantors have agreed, to (i) file a registration statement (the “Exchange Offer Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) with respect to a registered offer (the “Exchange Offer”) to exchange the 2024 Senior Notes for new notes of the Company having terms substantially identical in all material respects to the 2024 Senior Notes (the “Exchange Notes”), (ii) to use their commercially reasonable efforts to cause the Exchange Offer to be completed on or prior to November 27, 2017 and (iii) to commence the Exchange Offer and use their commercially reasonable efforts to issue on or prior to 35 business days, or longer, if required by applicable securities laws, after the date on which the Exchange Offer Registration Statement was declared effective by the SEC, the Exchange Notes in exchange for all 2024 Senior Notes tendered prior thereto in the Exchange Offer.
Concurrent with the offering of the 2024 Senior Notes, the Company commenced a cash tender offer (the “Tender Offer”) to purchase the outstanding $178.0 million in aggregate principal amount of its 2021 Senior Notes. The Tender Offer was made on the terms and subject to the conditions set forth in the Offer to Purchase dated May 19, 2017. The Tender Offer expired at 5:00 p.m., New York City time, on May 25, 2017 (the “Expiration Time”). Holders of the 2021 Senior Notes who tendered (and did not validly withdraw) their notes at or prior to the Expiration Time were entitled to receive in cash $1,043.88 per $1,000 principal amount of 2021 Senior Notes validly tendered (and not validly withdrawn) and accepted for purchase by the Company in the Tender Offer, plus accrued and unpaid interest on such 2021 Senior Notes. $118.1 million aggregate principal amount of the 2021 Senior Notes were validly tendered and purchased by the Company on May 31, 2017. In accordance with the terms of the indenture governing the 2021 Senior Notes, the remaining $59.9 million aggregate principal amount of the Notes that were not tendered were redeemed on June 30, 2017 at the redemption price specified in the indenture governing the 2021 Senior Notes ($1,039.38 per $1,000 principal amount redeemed, plus accrued and unpaid interest). The Company recorded a loss of $9.3 million as a result of the extinguishment of the 2021 Senior Notes.

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

Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form
10-K for the year ended December 31, 2016 (the “2016 10-K”) for the Company’s critical accounting policies and estimates. Those critical accounting policies and estimates have been supplemented and updated in this Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2017	2016	2017	2016
Net income (loss)	$(10,955)	$14,497	$7,708	$(5,899)
Fair value adjustments, net	(336)	3,579	864	12,274
Impairment of marketable securities	305	20	426	20
Write-downs	—	—	—	4,446
Gain on sale of Joaquin project	—	—	(21,138)	—
(Gain) loss on sale of assets and securities	(513)	(3,126)	1,552	(4,211)
Gain on repurchase of Rochester royalty	(2,332)	—	(2,332)	—
Loss on debt extinguishment	9,342	—	9,342	—
Transaction costs	—	792	—	1,172
Foreign exchange loss (gain)	1,972	(2,810)	6,240	(3,933)
Tax effect of adjustments(1)	—	3,996	1,807	2,621
Adjusted net income (loss)	$(2,517)	$16,948	$4,469	$6,490

Adjusted net income (loss) per share - Basic	$(0.01)	$0.11	$0.02	$0.04
Adjusted net income (loss) per share - Diluted	$(0.01)	$0.11	$0.02	$0.04

(1)
For the three months ended June 30, 2016, tax effect of adjustments of $4.0 million (-316%) is primarily related to the tax gain on the sale of an asset, partially offset by losses on other asset sales where no tax benefit was recognized and tax benefit from fair value adjustment.

For the six months ended June 30, 2017, tax effect of adjustments of $1.8 million (-16%) is primarily related to a taxable gain on the sale of the Joaquin project. For the six months ended June 30, 2016, tax effect of adjustments of $2.6 million (-19%) is primarily related to a taxable gain on the sale of assets and the tax valuation allowance impact from an asset write-down, partially offset by tax benefit from fair value adjustments.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the Indenture to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the table below:

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2017	2016	2017	2016
Net income (loss)	$(10,955)	$14,497	$7,708	$(5,899)
Interest expense, net of capitalized interest	3,749	10,875	7,335	21,995
Income tax provision (benefit)	(2,098)	(768)	8,948	1,338
Amortization	32,946	37,505	73,050	65,470
EBITDA	23,642	62,109	97,041	82,904
Fair value adjustments, net	(336)	3,579	864	12,274
Impairment of equity securities	305	20	426	20
Foreign exchange (gain) loss	(1,000)	5,655	(2,349)	5,820
Gain on sale of Joaquin project	—	—	(21,138)	—
(Gain) loss on sale of assets and securities	(513)	(3,126)	1,552	(4,211)
Gain on repurchase of Rochester royalty	(2,332)	—	(2,332)	—
Loss on debt extinguishment	9,342	—	9,342	—
Transaction costs	—	792	—	1,172
Asset retirement obligation accretion	2,450	2,066	4,841	4,125
Inventory adjustments and write-downs	1,796	946	1,652	1,863
Write-downs	—	—	—	4,446
Adjusted EBITDA	$33,354	$72,041	$89,899	$108,413
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

Three Months Ended June 30, 2017

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$48,325	$29,099	$25,604	$586	$103,614	$36,335	$18,317	$54,652	$158,266
Amortization	14,431	4,938	2,212	168	21,749	8,347	2,549	10,896	32,645
Costs applicable to sales	$33,894	$24,161	$23,392	$418	$81,865	$27,988	$15,768	$43,756	$125,621
Silver equivalent ounces sold	2,995,623	1,774,000	1,398,038	59,234	6,226,895				9,258,455
Gold equivalent ounces sold						29,031	21,495	50,526
Costs applicable to sales per ounce	$11.31	$13.62	$16.73	$7.06	$13.15	$964	$734	$866	$13.57

Costs applicable to sales per average spot ounce	$10.20	$12.63			$12.23				$12.10

Costs applicable to sales									$125,621
Treatment and refining costs									1,288
Sustaining capital(1)									17,569
General and administrative									7,042
Exploration									7,813
Reclamation									4,096
Project/pre-development costs									1,677
All-in sustaining costs									$165,106
Silver equivalent ounces sold									6,226,895
Kensington and Wharf silver equivalent ounces sold									3,031,560
Consolidated silver equivalent ounces sold									9,258,455
All-in sustaining costs per silver equivalent ounce									$17.83

Consolidated silver equivalent ounces sold (average spot)									10,384,025
All-in sustaining costs per average spot silver equivalent ounce									$15.90

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Three Months Ended June 30, 2016

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$37,630	$27,158	$20,498	$365	$85,651	$32,419	$19,470	$51,889	$137,540
Amortization	14,765	5,437	1,853	84	22,139	9,808	5,128	14,936	37,075
Costs applicable to sales	$22,865	$21,721	$18,645	$281	$63,512	$22,611	$14,342	$36,953	$100,465
Silver equivalent ounces sold	2,502,442	1,911,885	1,418,455	35,411	5,868,193				9,286,033
Gold equivalent ounces sold						30,178	26,786	56,964
Costs applicable to sales per ounce	$9.14	$11.36	$13.14	$7.94	$10.82	$749	$535	$649	$10.82

Costs applicable to sales per average spot ounce	$8.20	$10.30			$10.00				$9.45

Costs applicable to sales									$100,465
Treatment and refining costs									1,128
Sustaining capital(1)									21,019
General and administrative									7,400
Exploration									2,233
Reclamation									4,170
Project/pre-development costs									2,098
All-in sustaining costs									$138,513
Silver equivalent ounces sold									5,868,193
Kensington and Wharf silver equivalent ounces sold									3,417,840
Consolidated silver equivalent ounces sold									9,286,033
All-in sustaining costs per silver equivalent ounce									$14.92

Consolidated silver equivalent ounces sold (average spot)									10,622,163
All-in sustaining costs per average spot silver equivalent ounce									$13.04

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Six Months Ended June 30, 2017

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$111,476	$61,354	$45,237	$986	$219,053	$73,956	$37,748	$111,704	$330,757
Amortization	34,581	10,754	3,623	281	49,239	17,525	5,660	23,185	72,424
Costs applicable to sales	$76,895	$50,600	$41,614	$705	$169,814	$56,431	$32,088	$88,519	$258,333
Silver equivalent ounces sold	7,422,969	3,878,209	2,546,044	98,999	13,946,221				20,384,641
Gold equivalent ounces sold						61,175	46,132	107,307
Costs applicable to sales per ounce	$10.36	$13.05	$16.34	$7.12	$12.18	$922	$696	$825	$12.67

Costs applicable to sales per average spot ounce	$9.40	$12.17			$11.33				$11.41

Costs applicable to sales									$258,333
Treatment and refining costs									2,904
Sustaining capital(1)									29,169
General and administrative									17,175
Exploration									13,065
Reclamation									7,915
Project/pre-development costs									3,566
All-in sustaining costs									$332,127
Silver equivalent ounces sold									13,946,221
Kensington and Wharf silver equivalent ounces sold									6,438,420
Consolidated silver equivalent ounces sold									20,384,641
All-in sustaining costs per silver equivalent ounce									$16.29

Consolidated silver equivalent ounces sold (average spot)									22,639,877
All-in sustaining costs per average spot silver equivalent ounce									$14.67

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Six Months Ended June 30, 2016

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$65,957	$54,956	$39,749	$1,320	$161,982	$65,186	$38,982	$104,168	$266,150
Amortization	22,054	10,750	3,607	383	36,794	18,157	9,179	27,336	64,130
Costs applicable to sales	$43,903	$44,206	$36,142	$937	$125,188	$47,029	$29,803	$76,832	$202,020
Silver equivalent ounces sold	4,204,732	3,691,261	2,802,846	158,106	10,856,945				17,561,045
Gold equivalent ounces sold						61,827	49,908	111,735
Costs applicable to sales per ounce	$10.44	$11.98	$12.89	$5.93	$11.53	$761	$597	$688	$11.50

Costs applicable to sales per average spot ounce	$9.23	$10.75			$10.58				$9.88

Costs applicable to sales									$202,020
Treatment and refining costs									2,286
Sustaining capital(1)									37,729
General and administrative									15,676
Exploration									3,963
Reclamation									7,931
Project/pre-development costs									3,655
All-in sustaining costs									$273,260
Silver equivalent ounces sold									10,856,945
Kensington and Wharf silver equivalent ounces sold									6,704,100
Consolidated silver equivalent ounces sold									17,561,045
All-in sustaining costs per silver equivalent ounce									$15.56

Consolidated silver equivalent ounces sold (average spot)									20,438,295
All-in sustaining costs per average spot silver equivalent ounce									$13.37

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for Revised 2017 Guidance

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$228,500	$113,550	$92,300	$1,038	$435,388	$136,600	$82,200	$218,800	$654,188
Amortization	76,500	22,550	8,300	281	107,631	29,100	13,200	42,300	149,931
Costs applicable to sales	$152,000	$91,000	$84,000	$757	$327,757	$107,500	$69,000	$176,500	$504,257
Silver equivalent ounces sold	14,900,000	7,800,000	5,200,000	105,000	28,005,000				41,505,000
Gold equivalent ounces sold						130,000	95,000	225,000
Costs applicable to sales per ounce guidance	$10.00 - $10.50	$11.50 - $12.00	$15.75 - $16.25			$800 - $850	$700 - $750

Costs applicable to sales									$504,257
Treatment and refining costs									4,500
Sustaining capital, including capital lease payments									77,000
General and administrative									30,000
Exploration									30,000
Reclamation									15,000
Project/pre-development costs									6,000
All-in sustaining costs									$666,757
Silver equivalent ounces sold									28,005,000
Kensington and Wharf silver equivalent ounces sold									13,500,000
Consolidated silver equivalent ounces sold									41,505,000
All-in sustaining costs per silver equivalent ounce guidance									$15.75 - $16.25

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for Previous 2017 Guidance

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$211,000	$108,380	$102,000	$3,750	$425,130	$130,500	$83,800	$214,300	$639,430
Amortization	69,200	19,860	18,500	—	107,560	29,100	11,500	40,600	148,160
Costs applicable to sales	$141,800	$88,520	$83,500	$3,750	$317,570	$101,400	$72,300	$173,700	$491,270
Silver equivalent ounces sold	14,000,000	7,680,000	5,900,000	380,000	27,960,000				40,800,000
Gold equivalent ounces sold						124,000	90,000	214,000
Costs applicable to sales per ounce guidance	$10.00 - $10.50	$11.50 - $12.00	$14.00 - $14.50			$800 - $850	$775 - $825

Costs applicable to sales									$491,270
Treatment and refining costs									4,300
Sustaining capital, including capital lease payments									82,000
General and administrative									30,000
Exploration									30,000
Reclamation									14,000
Project/pre-development costs									5,700
All-in sustaining costs									$657,270
Silver equivalent ounces sold									27,960,000
Kensington and Wharf silver equivalent ounces sold									12,840,000
Consolidated silver equivalent ounces sold									40,800,000
All-in sustaining costs per silver equivalent ounce guidance									$15.75 - $16.25

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, generate superior and sustainable returns for stockholders, maximize net cash flow, reduce operating and non-operating costs, demonstrate consistent capital discipline, efficiently manage working capital, and statements regarding tax positions, anticipated production, costs and expenses, the anticipated closing of the sale of the Endeavor silver stream, drought conditions in Bolivia, efforts to mitigate risks associated with gold and silver price and foreign currency fluctuations and the adequacy of liquidity and capital resources. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2016 10-K and in this Report, and the risks and uncertainties discussed in this MD&A, (ii) the risk that the sale of the Endeavor silver stream does not close on a timely basis or at all, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold and silver and a sustained lower price environment, including any resulting impact on cash flows, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix) the loss of access to any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the political risks and uncertainties associated with operations in Bolivia; and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. The Company had no outstanding gold and silver option contracts at June 30, 2017.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.8 million and gains of $0.6 million in the three and six months ended June 30, 2016, respectively, compared to gains of $0.6 million and $1.2 million in the three and six months ended June 30, 2016, respectively.
At June 30, 2017, the Company had outstanding provisionally priced sales of 0.1 million ounces of silver and 32,602 ounces of gold at prices of $16.85 and $1,263, respectively. A 10% change in realized silver price would cause revenue to vary by $0.2 million and a 10% change in realized gold price would cause revenue to vary by $4.1 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at June 30, 2017.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 19 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A - Risk Factors of the 2016 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

The Company’s estimates of future production, costs, and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.

The Company has in the past, and may in the future, provide estimates and projections of its future production, costs and financial results. Any such information is forward-looking. Neither the Company’s independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. These forward-looking statements are prepared by the Company’s management and technical personnel and are qualified by, and subject to, the assumptions and the other information contained or referred to in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralized material, the Company’s costs of production, the market prices of silver and gold, the Company’s ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits, the state of government and community relations, and its compliance with existing and future laws and regulations. The Company sometimes states possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any such production, cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made and undue reliance should not be placed on them.

The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.

As of June 30, 2017, the Company had approximately $284.8 million of outstanding indebtedness. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The

Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver and gold. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

If the Company’s cash flows and capital resources are insufficient to fund its debt services obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. The agreements governing the Company’s outstanding indebtedness restrict the Company’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict its ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.

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

•
limit the Company’s ability to sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, consolidate, amalgamate, merger or sell all or substantially all of the Company’s assets;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit the Company’s flexibility in planning for and reacting to changes in the industry in which we compete; and

•	place the Company at a disadvantage compared to other, less leveraged competitors.

A breach of any of these covenants could result in an event of default under the applicable agreement governing the Company’s outstanding indebtedness that, if not cured or waived, could cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any debt could result in cross-defaults under the Company’s other debt instruments. The Company’s assets and cash flow may be insufficient to repay borrowings fully under all of its outstanding debt instruments if any of its debt instruments are accelerated upon an event of default, which could force the Company into bankruptcy or liquidation.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.         Other Information

In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, the transactions listed below were entered into by certain executive officers of the Company for diversification purposes. After giving effect to the transactions, each such executive officer would remain in compliance with the Company's executive stock ownership guidelines.

•
Peter C. Mitchell, the Company’s Senior Vice President and Chief Financial Officer, entered into a selling plan effective May 4, 2017. Under the selling plan, between August 31, 2017 and May 27, 2018, Mr. Mitchell will sell a total of 40,000 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan.

•
Frank L. Hanagarne, Jr., the Company’s Senior Vice President and Chief Operating Officer, entered into a selling plan effective June 7, 2017. Under the selling plan, between July 28, 2017 and June 30, 2018, Mr. Hanagarne will sell a total of 50,061 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan.

•
Casey M. Nault, the Company’s Senior Vice President, General Counsel & Secretary, cancelled his previously reported selling plan effective March 6, 2017 and entered into a new selling plan effective June 12, 2017. Under the new selling plan, between July 28, 2017 and December 12, 2017, Mr. Nault will sell a total of 60,000 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan.

Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

On June 1, 2017, Coeur Alaska, Inc., a wholly-owned subsidiary of the Company and the operator of the Kensington mine, received an imminent danger order under section 107(a) of the Federal Mine Safety and Health Act of 1977, in response to anonymous allegations made to the Mine Safety and Health Administration. Following an investigation, the government determined no violation under 107(a) occurred and, accordingly, the order was vacated on June 26, 2017.

Item 6.        Exhibits

4.1
Indenture, dated May 31, 2017, among Coeur Mining, Inc., as issuer, certain subsidiaries of Coeur Mining, Inc., as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2017 (File No. 001-08641)).

4.2
Registration Rights Agreement, dated May 31, 2017, among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., and Goldman Sachs & Co. LLC (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2017 (File No. 001-08641)).

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
**    The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	July 26, 2017	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	July 26, 2017	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 26, 2017	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)