Form 10-Q
period 2017-09-30
Coeur Mining, Inc.
filed 2017-10-25
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 185,640,359 shares were issued and outstanding as of October 23, 2017.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
	Notes	In thousands, except share data
Revenue	3	$175,963	$176,247	$555,455	$506,641
COSTS AND EXPENSES
Costs applicable to sales(1)	3	118,924	105,408	377,257	307,428
Amortization		33,830	27,763	106,880	93,232
General and administrative		7,412	7,113	24,587	22,789
Exploration		9,814	3,706	22,879	7,669
Write-downs		—	—	—	4,446
Pre-development, reclamation, and other		7,961	4,491	16,908	13,059
Total costs and expenses		177,941	148,481	548,511	448,623
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	17	—	(10,040)	(9,342)	(10,040)
Fair value adjustments, net	10	—	(961)	(864)	(13,235)
Interest expense, net of capitalized interest	17	(3,606)	(8,068)	(10,941)	(30,063)
Other, net	7	3,164	6,405	28,439	5,862
Total other income (expense), net		(442)	(12,664)	7,292	(47,476)
Income (loss) before income and mining taxes		(2,420)	15,102	14,236	10,542
Income and mining tax (expense) benefit	8	(14,232)	54,455	(23,180)	53,118
NET INCOME (LOSS)		$(16,652)	$69,557	$(8,944)	$63,660
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of $997 and ($1,177) for the three and nine months September 30, 2016, respectively		1,066	1,387	(1,134)	4,533
Reclassification adjustments for impairment of equity securities		—	—	426	20
Reclassification adjustments for realized (gain) loss on sale of equity securities		32	(2,965)	1,300	(2,691)
Other comprehensive income (loss)		1,098	(1,578)	592	1,862
COMPREHENSIVE INCOME (LOSS)		$(15,554)	$67,979	$(8,352)	$65,522

NET INCOME (LOSS) PER SHARE	9
Basic		$(0.09)	$0.43	$(0.05)	$0.41

Diluted		$(0.09)	$0.42	$(0.05)	$0.40
(1) Excludes amortization.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(16,652)	$69,557	(8,944)	63,660
Adjustments:
Amortization		33,830	27,763	106,880	93,232
Accretion		2,691	2,184	7,798	8,201
Deferred taxes		1,940	(49,463)	(1,529)	(66,738)
Loss on debt extinguishment		—	10,040	9,342	10,040
Fair value adjustments, net		—	961	864	13,235
Stock-based compensation		2,585	2,312	8,127	7,534
Gain on sale of the Joaquin project		—	—	(21,138)	—
Write-downs		—	—	—	4,446
Other		(3,157)	(5,236)	(8,979)	(4,743)
Changes in operating assets and liabilities:
Receivables		6,529	19,672	17,719	10,751
Prepaid expenses and other current assets		(3,195)	(2,816)	(3,882)	(2,435)
Inventory and ore on leach pads		(2,874)	(8,900)	10,421	(24,408)
Accounts payable and accrued liabilities		7,735	(18,262)	(2,697)	(12,407)
CASH PROVIDED BY OPERATING ACTIVITIES		29,432	47,812	113,982	100,368
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(29,461)	(25,627)	(90,922)	(71,087)
Acquisitions, net		—	(1,427)	—	(1,427)
Proceeds from the sale of assets		1,083	4,802	16,538	16,104
Purchase of investments		(3,595)	(21)	(13,559)	(120)
Sale of investments		403	5,432	11,321	7,077
Other		(5,850)	(1,299)	(7,457)	(4,218)
CASH USED IN INVESTING ACTIVITIES		(37,420)	(18,140)	(84,079)	(53,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		—	49,513	—	122,584
Issuance of notes and bank borrowings, net of issuance costs	17	(2,257)	—	242,701	—
Payments on debt, capital leases, and associated costs	17	(3,344)	(107,868)	(195,501)	(120,551)
Gold production royalty payments		—	(7,563)	—	(27,155)
Other		(6)	1,051	(3,726)	323
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(5,607)	(64,867)	43,474	(24,799)
Effect of exchange rate changes on cash and cash equivalents		(222)	121	662	(95)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(13,817)	(35,074)	74,039	21,803
Cash and cash equivalents at beginning of period		250,038	257,591	162,182	200,714
Cash and cash equivalents at end of period		$236,221	$222,517	$236,221	$222,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2017 (Unaudited)	December 31, 2016
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$236,221	$162,182
Receivables	13	66,415	60,431
Inventory	14	72,329	106,026
Ore on leach pads	14	78,801	64,167
Prepaid expenses and other		20,360	17,981
		474,126	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	15	235,058	216,796
Mining properties, net	16	536,201	558,455
Ore on leach pads	14	69,805	67,231
Restricted assets	12	20,953	17,597
Equity and debt securities	12	29,125	4,488
Receivables	13	13,461	30,951
Other		23,363	12,604
TOTAL ASSETS		$1,402,092	$1,318,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$60,188	$53,335
Accrued liabilities and other		50,593	42,743
Debt	17	14,375	12,039
Royalty obligations	10	—	4,995
Reclamation	4	3,604	3,522
		128,760	116,634
NON-CURRENT LIABILITIES
Debt	17	274,523	198,857
Royalty obligations	10	—	4,292
Reclamation	4	104,505	95,804
Deferred tax liabilities		77,190	74,798
Other long-term liabilities		52,577	60,037
		508,795	433,788
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 181,428,717 at September 30, 2017 and 180,933,287 at December 31, 2016		1,814	1,809
Additional paid-in capital		3,318,987	3,314,590
Accumulated other comprehensive income (loss)		(1,896)	(2,488)
Accumulated deficit		(2,554,368)	(2,545,424)
		764,537	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,402,092	$1,318,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
Net income (loss)	—	—	—	(8,944)	—	(8,944)
Other comprehensive income (loss)	—	—	—	—	592	592
Common stock issued under stock-based compensation plans, net	496	5	4,397	—	—	4,402
Balances at September 30, 2017 (Unaudited)	181,429	$1,814	$3,318,987	$(2,554,368)	$(1,896)	$764,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2017. The condensed consolidated December 31, 2016 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating this standard and does not expect this ASU to materially impact the Company’s consolidated statement of cash flows.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2017	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$60,677	$31,156	$36,603	$31,334	$16,043	$150	$175,963
Costs and Expenses
Costs applicable to sales(1)	33,255	23,275	27,658	17,330	17,365	41	118,924
Amortization	16,414	4,591	7,864	3,223	1,430	308	33,830
Exploration	4,517	531	2,966	207	23	1,570	9,814
Other operating expenses	319	846	356	648	2,998	10,206	15,373
Other income (expense)
Interest expense, net	(112)	(136)	(113)	(16)	(11)	(3,218)	(3,606)
Other, net	(218)	(73)	(28)	4	754	2,725	3,164
Income and mining tax (expense) benefit	(7,898)	41	—	(963)	(518)	(4,894)	(14,232)
Net income (loss)	$(2,056)	$1,745	$(2,382)	$8,951	$(5,548)	$(17,362)	$(16,652)
Segment assets(2)	$388,044	$253,477	$211,052	$103,843	$64,463	$71,551	$1,092,430
Capital expenditures	$5,540	$9,737	$10,144	$3,135	$479	$426	$29,461
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended September 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$30,663	$37,946	$40,164	$39,316	$27,485	$812	$176,386
Royalties	—	—	—	—	—	(139)	(139)
	30,663	37,946	40,164	39,316	27,485	673	176,247
Costs and Expenses
Costs applicable to sales(1)	16,033	21,783	26,709	19,697	20,813	373	105,408
Amortization	5,761	5,244	8,046	6,461	1,723	528	27,763
Exploration	1,262	129	1,208	2	—	1,105	3,706
Other operating expenses	305	703	263	521	1,165	8,647	11,604
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(10,040)	(10,040)
Fair value adjustments, net	(110)	(851)	—	—	—	—	(961)
Interest expense, net	(184)	(157)	(30)	(22)	(8)	(7,667)	(8,068)
Other, net	(2,223)	17	(7)	45	549	8,024	6,405
Income and mining tax (expense) benefit	35,671	7,844	—	30,208	5,905	(25,173)	54,455
Net income (loss)	$40,456	$16,940	$3,901	$42,866	$10,230	$(44,836)	$69,557
Segment assets(2)	$430,716	$212,477	$192,204	$105,456	$81,704	$87,353	$1,109,910
Capital expenditures	$10,012	$3,383	$8,602	$567	$3,001	$62	$25,627
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2017	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$191,616	$102,926	$110,134	$88,598	$60,441	$1,740	$555,455
Costs and Expenses
Costs applicable to sales(1)	110,150	73,875	84,089	49,418	58,979	746	377,257
Amortization	50,995	15,345	25,389	8,883	5,053	1,215	106,880
Exploration	9,272	990	5,785	210	23	6,599	22,879
Other operating expenses	930	2,487	1,051	1,899	4,048	31,080	41,495
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	—	(864)
Interest expense, net	(339)	(386)	(266)	(52)	(23)	(9,875)	(10,941)
Other, net	(345)	2,239	(893)	429	1,125	25,884	28,439
Income and mining tax (expense) benefit	(22,313)	(413)	—	(2,980)	(304)	2,830	(23,180)
Net income (loss)	$(2,728)	$10,805	$(7,339)	$25,585	$(6,864)	$(28,403)	$(8,944)
Segment assets(2)	$388,044	$253,477	$211,052	$103,843	$64,463	$71,551	$1,092,430
Capital expenditures	$22,972	$34,121	$24,314	$5,493	$1,242	$2,780	$90,922
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	Other	Total
Revenue
Metal sales	$108,748	$103,689	$112,376	$101,250	$73,948	$3,208	$503,219
Royalties						3,422	3,422
	108,748	103,689	112,376	101,250	73,948	6,630	506,641
Costs and Expenses
Costs applicable to sales(1)	59,936	65,989	73,738	49,500	56,955	1,310	307,428
Amortization	27,815	15,994	26,203	15,640	5,330	2,250	93,232
Exploration	2,625	426	2,138	2	—	2,478	7,669
Write-downs	—	—	—	—	—	4,446	4,446
Other operating expenses	898	2,084	772	1,702	2,532	27,860	35,848
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(10,040)	(10,040)
Fair value adjustments, net	(5,814)	(5,787)	—	—	—	(1,634)	(13,235)
Interest expense, net	(1,343)	(509)	(107)	(49)	(18)	(28,037)	(30,063)
Other, net	(7,818)	(3,840)	(26)	259	1,275	16,012	5,862
Income and mining tax (expense) benefit	38,922	7,429	—	29,972	5,182	(28,387)	53,118
Net income (loss)	$41,421	$16,489	$9,392	$64,588	$15,570	$(83,800)	$63,660
Segment assets(2)	$430,716	$212,477	$192,204	$105,456	$81,704	$87,353	$1,109,910
Capital expenditures	$27,690	$10,557	$24,228	$3,488	$4,839	$285	$71,087
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	September 30, 2017	December 31, 2016
Total assets for reportable segments	$1,092,430	$1,122,038
Cash and cash equivalents	236,221	162,182
Other assets	73,441	34,689
Total consolidated assets	$1,402,092	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Geographic Information

Long-Lived Assets	September 30, 2017	December 31, 2016
Mexico	$366,960	$397,697
United States	375,728	338,897
Bolivia	27,662	31,539
Australia	—	2,983
Argentina	228	10,228
Other	681	5,564
Total	$771,259	$786,908

Revenue	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
United States	$99,093	$117,425	$301,658	$317,315
Mexico	60,677	30,663	191,616	109,674
Bolivia	16,043	27,485	60,441	73,948
Australia	150	812	1,740	3,207
Other	—	(138)	—	2,497
Total	$175,963	$176,247	$555,455	$506,641

NOTE 4 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
Asset retirement obligation - Beginning	$101,127	$85,545	$97,380	$82,072
Accretion	2,455	2,059	7,190	6,027
Additions and changes in estimates	3,116	(239)	3,116	(118)
Settlements	(656)	(183)	(1,644)	(799)
Asset retirement obligation - Ending	$106,042	$87,182	$106,042	$87,182
The Company has accrued $2.1 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.
The Company increased the reclamation liability at Rochester by $3.1 million at September 30, 2017 due to leach pad expansion.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three and nine months ended September 30, 2017 was $2.6 million and $8.1 million, respectively, compared to $2.3 million and $7.5 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2017, there was $7.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
The following table summarizes the grants awarded during the nine months ended September 30, 2017:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
January 18, 2017	236,581	$11.47	—	$—	316,213	$11.58
March 7, 2017	542,621	$7.60	14,820	$3.91	—	$—

The following options and stock appreciation rights were exercisable during the nine months ended September 30, 2017:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	26,966	$3.28	427,730	$13.62
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the three and nine months ended September 30, 2017 were $1.8 million and $5.7 million, respectively, compared to $2.3 million and $4.2 million for the three and nine months ended September 30, 2016, respectively. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
Foreign exchange gain (loss)	$229	$(1,466)	$2,578	$(7,286)
Gain (loss) on sale of assets and investments	945	7,463	(607)	11,674
Gain on sale of the Joaquin project	—	—	21,138	—
Gain on repurchase of the Rochester royalty obligation	—	—	2,332	—
Gain on sale of Endeavor stream and other royalties	1,172	—	1,172	—
Impairment of equity securities	—	—	(426)	(20)
Other	818	408	2,252	1,494
Other, net	$3,164	$6,405	$28,439	$5,862

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 8 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2017 and 2016 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(6,008)	$(2,362)	$3,286	$10,712	$8,213	$(2,739)	$(5,956)	$8,370
Argentina	738	(366)	(301)	67	281	1,704	3,137	(183)
Mexico	3,210	(9,057)	3,020	37,821	9,665	(23,745)	(1,136)	42,155
Bolivia	(5,029)	(518)	4,325	5,904	(6,559)	(304)	10,388	5,182
Other jurisdictions	4,669	(1,929)	4,772	(49)	2,636	1,904	4,109	(2,406)
	$(2,420)	$(14,232)	$15,102	$54,455	$14,236	$(23,180)	$10,542	$53,118

The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $1.4 million and increased by $7.2 million for the three and nine months ended September 30, 2017, predominately due to the Mexican Peso. Also, favorable operating results at Palmarejo contributed to higher income and mining tax expense. The three and nine months ended September 30, 2016 benefited from a legal entity reorganization to integrate acquisitions that resulted in a valuation allowance release of $40.8 million and a $15.0 million deferred tax benefit related to unremitted earnings.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2013 forward for the U.S. federal jurisdiction and from 2009 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1.5 million and $2.5 million in the next twelve months.
At September 30, 2017 and December 31, 2016, the Company had $17.5 million and $19.6 million of total gross unrecognized tax benefits, respectively. If recognized, these unrecognized tax benefits would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2017 and December 31, 2016, the amount of accrued income-tax-related interest and penalties was $8.7 million and $8.7 million, respectively.

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
For the three and nine months ended September 30, 2017, 633,391 and 851,254 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 215,298 and 404,543 common stock equivalents were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2016, respectively.
The 3.25% Convertible Senior Notes (“Convertible Notes”) were not included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2016 because there is no excess value upon conversion over the principal amount of the Convertible Notes. The outstanding Convertible Notes were redeemed in the third quarter of 2016.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2017	2016	2017	2016
Net income (loss) available to common stockholders	$(16,652)	$69,557	$(8,944)	$63,660
Weighted average shares:
Basic	179,278	161,039	179,141	155,108
Effect of stock-based compensation plans	—	4,789	—	3,284
Diluted	179,278	165,828	179,141	158,392
Income (loss) per share:
Basic	$(0.09)	$0.43	$(0.05)	$0.41
Diluted	$(0.09)	$0.42	$(0.05)	$0.40

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
Rochester royalty obligation	$—	$(851)	$(864)	$(5,787)
Palmarejo royalty obligation embedded derivative	—	(110)	—	(5,866)
Silver and gold options	—	—	—	(1,582)
Fair value adjustments, net	$—	$(961)	$(864)	$(13,235)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$29,125	$22,194	$—	$6,931
Other derivative instruments, net	44	—	44	—
	$29,169	$22,194	$44	$6,931
Liabilities:
Other derivative instruments, net	$255	$—	$255	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,488	$4,209	$—	$279
	$4,488	$4,209	$—	$279
Liabilities:
Rochester royalty obligation	9,287	—	—	9,287
Other derivative instruments, net	762	—	762	—
	$10,049	$—	$762	$9,287
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. Quoted market prices are not available for certain debt and equity securities; these securities are valued using pricing models, which require the use of observable and unobservable inputs, and are classified within Level 3 of the fair value hierarchy.
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
In May 2017, the Company repurchased the Rochester royalty obligation for $5.0 million, resulting in a pre-tax gain of $2.3 million, which is included in Other, net. The fair value of the Rochester royalty obligation was estimated based on observable market data including contractual terms, forward silver and gold prices, yield curves, and credit spreads, as well as the Company’s current mine plan which is considered a significant unobservable input. Therefore, the Company historically classified this obligation as a Level 3 financial liability.
In July 2017, the Company sold the Endeavor silver stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd. (“Metalla”) for total consideration of $13.0 million, including a $6.7 million convertible debenture. The convertible debenture matures June 30, 2027, bears interest at a rate of 5% payable semi-annually, and is convertible into Metalla shares in connection with future equity financings or asset acquisitions by Metalla at the then-current price to maintain the Company’s approximate 19.9% ownership. The fair value of the convertible debenture is estimated based on observable market data including yield curves and credit spreads. Therefore, the Company classifies the convertible debenture in Level 3 of the fair value hierarchy.
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2017.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Balance at the end of the period
Assets:
Equity and debt securities	$258	$6,677	$(4)	$—	$6,931

	Nine Months Ended September 30, 2017
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Gain on settlement	Balance at the end of the period
Assets:
Equity and debt securities	$279	$6,677	$(25)	$—	$—	$6,931
Liabilities:
Rochester royalty obligation	$9,287	—	$864	$(7,819)	(2,332)	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2017 and December 31, 2016 is presented in the following table:

	September 30, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$244,934	$247,161	$—	$247,161	$—

(1)	Net of unamortized debt issuance costs of $5.1 million.

	December 31, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$175,991	$184,373	—	$184,373	—

(1)	Net of unamortized debt issuance costs and premium received of $2.0 million.
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
    The price volatility associated with the minimum royalty obligation was considered an embedded derivative. The Company was required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. For the three and nine months ended September 30, 2016, the mark-to-market adjustment associated with the change were losses of $0.1 million and $5.9 million, respectively. Payments on the royalty obligation decreased the carrying amount of the minimum obligation and the derivative liability. For the three and nine months ended September 30, 2016, realized losses on settlement of the liabilities were $0.1 million and $5.9 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.1 million and gains of $0.6 million in the three and nine months ended September 30, 2017, respectively, compared to losses of $0.8 million and gains of $0.4 million in the three and nine months ended September 30, 2016, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At September 30, 2017, the Company had the following provisionally priced sales that settle as follows:

In thousands except average prices and notional ounces	2017	Thereafter

Provisional silver sales contracts	$3,915	$—
Average silver price	$16.86	$—
Notional ounces	232,200	—

Provisional gold sales contracts	$33,887	$—
Average gold price	$1,299	$—
Notional ounces	26,087	—
Silver and Gold Options
During the nine months ended September 30, 2016, the Company had realized losses of $1.6 million, from settled option contracts. At September 30, 2017, the Company had no outstanding gold and silver options contracts.
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$44	$255	$—	$—

	December 31, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	—	762	—	—
The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2017	2016	2017	2016
Revenue	Provisional silver and gold sales contracts	$(45)	$(784)	$551	$378
Fair value adjustments, net	Palmarejo gold production royalty	—	(110)	—	(5,866)
Fair value adjustments, net	Silver and gold options	—	—	—	(1,582)
		$(45)	$(894)	$551	$(7,070)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 12 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At September 30, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$6,294	$—	$817	$7,111
Corvus Gold Inc.	3,582	—	542	4,124
Almaden Minerals, Ltd.	3,125	—	102	3,227
Northern Empire Resources Corp.	2,999	—	378	3,377
Rockhaven Resources, Ltd.	2,064	(364)	—	1,700
Kootenay Silver, Inc.	928	—	40	968
Other	1,482	(82)	566	1,966
Equity securities	$20,474	$(446)	$2,445	$22,473

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(25)	$—	$6,652

Equity and debt securities	$27,151	$(471)	$2,445	$29,125

	At December 31, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$2,645	$—	$—	$2,645
Silver Bull Resources, Inc.	233	—	783	1,016
Other	229	—	598	827
Equity securities	$3,107	$—	$1,381	$4,488

The Company performs a quarterly assessment on each of its equity and debt securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded no pre-tax other-than-temporary impairment losses in the three months ended September 30, 2017, in Other, net. The Company recorded pre-tax other-than-temporary impairment losses of $0.4 million in the nine months ended September 30, 2017, in Other, net. No impairment losses were recorded in the three and nine months ended September 30, 2016, in Other, net. The following table summarizes unrealized losses on equity and debt securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2017:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$446	$2,046	$—	$—	$446	$2,046
Debt securities	25	6,652	—	—	25	6,652
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its asset retirement obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At September 30, 2017 and December 31, 2016, the Company held certificates of deposit and cash under

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

these agreements of $21.0 million and $17.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

NOTE 13 – RECEIVABLES
Receivables consist of the following:

In thousands	September 30, 2017	December 31, 2016
Current receivables:
Trade receivables	$13,040	$10,669
Income tax receivable	220	1,038
Value added tax receivable	51,133	46,083
Other	2,022	2,641
	$66,415	$60,431
Non-current receivables:
Value added tax receivable	$13,461	$19,293
Income tax receivable	—	11,658
	13,461	30,951
Total receivables	$79,876	$91,382

NOTE 14 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	September 30, 2017	December 31, 2016
Inventory:
Concentrate	$8,245	$17,994
Precious metals	24,537	47,228
Supplies	39,547	40,804
	$72,329	$106,026
Ore on leach pads:
Current	$78,801	$64,167
Non-current	69,805	67,231
	$148,606	$131,398
Total inventory and ore on leach pads	$220,935	$237,424

NOTE 15 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	September 30, 2017	December 31, 2016
Land	$9,417	$7,878
Facilities and equipment	670,375	650,480
Assets under capital leases	71,624	54,968
	751,416	713,326
Accumulated amortization (1)	(546,212)	(524,806)
	205,204	188,520
Construction in progress	29,854	28,276
Property, plant and equipment, net	$235,058	$216,796
(1) Includes $24.4 million of accumulated amortization related to assets under capital leases.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 16 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2017	Palmarejo	Rochester	Kensington	Wharf		San Bartolomé	La Preciosa	Total
Mine development	$191,562	$192,734	$294,388	$38,339		$39,445	$—	$756,468
Accumulated amortization	(142,262)	(142,686)	(170,343)	(14,984)		(33,418)	—	(503,693)
	49,300	50,048	124,045	23,355		6,027	—	252,775
Mineral interests	629,303	—	—	45,837		12,868	49,085	737,093
Accumulated amortization	(418,512)	—	—	(23,264)	—	(11,891)	—	(453,667)
	210,791	—	—	22,573		977	49,085	283,426
Mining properties, net	$260,091	$50,048	$124,045	$45,928		$7,004	$49,085	$536,201

December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	San Bartolomé	La Preciosa	Joaquin	Other	Total
Mine development	$174,890	$165,230	$271,175	$37,485	$39,184	$—	$—	$—	$687,964
Accumulated amortization	(134,995)	(138,244)	(154,744)	(11,699)	(32,192)	—		—	(471,874)
	39,895	26,986	116,431	25,786	6,992	—	—	—	216,090
Mineral interests	629,303	—	—	45,837	12,868	49,085	10,000	37,272	784,365
Accumulated amortization	(381,686)	—	—	(19,249)	(11,695)	—	—	(29,370)	(442,000)
	247,617	—	—	26,588	1,173	49,085	10,000	7,902	342,365
Mining properties, net	$287,512	$26,986	$116,431	$52,374	$8,165	$49,085	$10,000	$7,902	$558,455
In February 2017, the Company sold the Joaquin silver-gold exploration project for consideration of $27.4 million and a 2.0% NSR royalty on the Joaquin project, which is included in Other. The Company recognized a $21.1 million pre-tax gain on this sale, included in Other, net on the Consolidated Statements of Comprehensive Income.
In July 2017, the Company sold the Endeavor silver stream and our remaining portfolio of royalties to Metalla for total consideration of $13.0 million comprised of $6.3 million of Metalla shares and a $6.7 million convertible debenture. The Company recognized a $1.2 million pre-tax gain, included in Other, net on the Consolidated Statements of Comprehensive Income.

NOTE 17 – DEBT

	September 30, 2017		December 31, 2016
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$244,934	$—	$—
2021 Senior Notes, net(2)	—	—	—	175,991
Capital lease obligations	14,375	29,589	12,039	22,866
	$14,375	$274,523	$12,039	$198,857
(1) Net of unamortized debt issuance costs of $5.1 million at September 30, 2017.
(2) Net of unamortized debt issuance costs and premium received of $2.0 million at December 31, 2016.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A, Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia. The Credit Agreement provides for a $200.0 million senior secured revolving credit facility (the “Facility”), which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement. The Facility has a term of four years. Loans under the Facility will bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.
The Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company’s subsidiaries.  The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement contains financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio.  Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default. At September 30, 2017, the Company had $200.0 million available under the Facility with no amounts drawn. Issuance costs of $1.8 million were recorded as prepaid costs and will be amortized over the term of the Facility. On October 12, 2017, the Company drew $100.0 million from the Facility at a rate of 3.5%, which was based on the 1-month LIBOR rate plus a margin of 2.25%.

5.875% Senior Notes due 2024
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 2024 Senior Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended for net proceeds of approximately $245.0 million. The 2024 Senior Notes are governed by an Indenture dated as of May 31, 2017 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee. In connection with the sale of the 2024 Senior Notes, the Company entered into a Registration Rights Agreement. On August 4, 2017, the Company commenced an exchange offer of registered 2024 Senior Notes for privately-placed 2024 Senior Notes which was completed on September 12, 2017. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance.  Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors. At any time prior to June 1, 2020, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the 2024 Senior Notes on or after June 1, 2020, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to June 1, 2020, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional 2024 Senior Notes, at a redemption price equal to 105.875% of the principal amount. The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type.
7.875% Senior Notes due 2021
Concurrent with the offering of the 2024 Senior Notes, the Company commenced a cash tender offer (the “Tender Offer”) to purchase the outstanding $178.0 million in aggregate principal amount of its 2021 Senior Notes. The Tender Offer was made on the terms and subject to the conditions set forth in the Offer to Purchase dated May 19, 2017. Holders of the 2021 Senior Notes who tendered their notes were entitled to receive $1,043.88 per $1,000 principal amount of the Notes, plus accrued and unpaid interest. $118.1 million aggregate principal amount of the Notes were tendered and purchased by the Company on May 31, 2017. In accordance with the terms of the indenture governing the 2021 Senior Notes, the remaining $59.9 million aggregate principal amount of the Notes were redeemed on June 30, 2017 at the redemption price of $1,039.38 per $1,000 principal amount, plus accrued and unpaid interest. The Company recorded a loss of $9.3 million as a result of the extinguishment of the 2021 Senior Notes.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Lines of Credit
At September 30, 2017, the Company’s subsidiary that holds the San Bartolomé mine had an available line of credit for $12.0 million that matures in June 30, 2018, bearing interest at 6.0% per annum, which is secured by machinery and equipment. There was no outstanding balance at September 30, 2017.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the nine months ended September 30, 2017, the Company entered into new lease financing arrangements primarily for diesel generators at Kensington and mining equipment at Palmarejo, Rochester, and Kensington. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
2024 Senior Notes	$3,672	$—	$4,937	$—
2021 Senior Notes	—	7,337	6,221	22,250
Term Loan due 2020	—	417	—	4,939
Capital lease obligations	413	399	1,115	1,079
Accretion of Palmarejo gold production royalty obligation	—	49	—	1,211
Amortization of debt issuance costs	180	388	518	1,650
Accretion of debt premium	—	(90)	(71)	(272)
Other debt obligations	13	40	30	95
Capitalized interest	(672)	(472)	(1,809)	(889)
Total interest expense, net of capitalized interest	$3,606	$8,068	$10,941	$30,063

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$99,093	$76,870	$—	$175,963
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,267	50,657	—	118,924
Amortization	286	15,678	17,866	—	33,830
General and administrative	7,250	6	156	—	7,412
Exploration	466	4,582	4,766	—	9,814
Pre-development, reclamation, and other	1,030	1,922	5,009	—	7,961
Total costs and expenses	9,032	90,455	78,454	—	177,941
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—
Other, net	2,868	(4,603)	6,312	(1,413)	3,164
Interest expense, net of capitalized interest	(3,220)	(264)	(1,535)	1,413	(3,606)
Total other income (expense), net	(352)	(4,867)	4,777	—	(442)
Loss before income and mining taxes	(9,384)	3,771	3,193	—	(2,420)
Income and mining tax (expense) benefit	(8,091)	(574)	(5,567)	—	(14,232)
Total loss after income and mining taxes	(17,475)	3,197	(2,374)	—	(16,652)
Equity income (loss) in consolidated subsidiaries	823	(1,755)	(304)	1,236	—
NET INCOME (LOSS)	$(16,652)	$1,442	$(2,678)	$1,236	$(16,652)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	1,066	1,504	—	(1,504)	1,066
Reclassification adjustments for impairment of equity securities, net of tax	—	(852)	—	852	—
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	32	1,112	—	(1,112)	32
Other comprehensive income (loss)	1,098	1,764	—	(1,764)	1,098
COMPREHENSIVE INCOME (LOSS)	$(15,554)	$3,206	$(2,678)	$(528)	$(15,554)
(1) Excludes amortization.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$117,426	$58,821	$—	$176,247
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,189	37,219	—	105,408
Amortization	389	19,750	7,624	—	27,763
General and administrative	6,956	16	141	—	7,113
Exploration	989	1,410	1,307	—	3,706
Pre-development, reclamation, and other	388	1,470	2,633	—	4,491
Total costs and expenses	8,722	90,835	48,924	—	148,481
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(10,040)	—	—	—	(10,040)
Fair value adjustments, net	—	(852)	(109)	—	(961)
Other, net	1,666	3,021	3,178	(1,460)	6,405
Interest expense, net of capitalized interest	(7,852)	(209)	(1,467)	1,460	(8,068)
Total other income (expense), net	(16,226)	1,960	1,602	—	(12,664)
Income (Loss) before income and mining taxes	(24,948)	28,551	11,499	—	15,102
Income and mining tax (expense) benefit	(29,312)	41,807	41,960	—	54,455
Income (Loss) after income and mining taxes	(54,260)	70,358	53,459	—	69,557
Equity income (loss) in consolidated subsidiaries	123,818	328	—	(124,146)	—
NET INCOME (LOSS)	$69,558	$70,686	$53,459	$(124,146)	$69,557
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	1,387	1,387	—	(1,387)	1,387
Reclassification adjustments for impairment of equity securities, net of tax	—	—	—	—	—
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(2,965)	(2,485)	—	2,485	(2,965)
Other comprehensive income (loss)	(1,578)	(1,098)	—	1,098	(1,578)
COMPREHENSIVE INCOME (LOSS)	$67,980	$69,588	$53,459	$(123,048)	$67,979
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(8,682)	$27,407	$9,471	$1,236	29,432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(318)	(23,016)	(6,127)	—	(29,461)
Proceeds from the sale of assets	—	76	1,007	—	1,083
Purchase of investments	(3,594)	(1)	—	—	(3,595)
Sales of investments	—	403	—	—	403
Other	(5,783)	—	(67)	—	(5,850)
Investments in consolidated subsidiaries	3,433	7,144	(1,311)	(9,266)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,262)	(15,394)	(6,498)	(9,266)	(37,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	(2,257)	—	—	—	(2,257)
Payments on debt, capital leases, and associated costs	—	(1,894)	(1,450)	—	(3,344)
Net intercompany financing activity	9,266	(12,370)	(4,926)	8,030	—
Other	(6)	—	—	—	(6)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,003	(14,264)	(6,376)	8,030	(5,607)
Effect of exchange rate changes on cash and cash equivalents	—	3	(225)	—	(222)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,941)	(2,248)	(3,628)	—	(13,817)
Cash and cash equivalents at beginning of period	103,878	47,912	98,248	—	250,038
Cash and cash equivalents at end of period	$95,937	$45,664	$94,620	$—	$236,221

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$101,581	$48,791	$21,586	$(124,146)	47,812

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62)	(12,550)	(13,015)	—	(25,627)
Acquisitions, net of cash acquired	—	—	(1,427)	—	(1,427)
Proceeds from the sale of assets	2	560	4,240	—	4,802
Purchase of investments	(5)	(16)	—	—	(21)
Sales of investments	2	5,430	—	—	5,432
Other	(1,245)	(7)	(47)	—	(1,299)
Investments in consolidated subsidiaries	(117,911)	1,356	—	116,555	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(119,219)	(5,227)	(10,249)	116,555	(18,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	49,513	—	—	—	49,513
Payments on debt, capital leases, and associated costs	(104,165)	(2,498)	(1,205)	—	(107,868)
Gold production royalty payments	—	—	(7,563)	—	(7,563)
Net intercompany financing activity	39,297	(42,679)	(4,209)	7,591	—
Other	1,051	—	—	—	1,051
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,304)	(45,177)	(12,977)	7,591	(64,867)
Effect of exchange rate changes on cash and cash equivalents	—	—	121	—	121
NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,942)	(1,613)	(1,519)	—	(35,074)
Cash and cash equivalents at beginning of period	127,803	53,548	76,240	—	257,591
Cash and cash equivalents at end of period	$95,861	$51,935	$74,721	$—	$222,517

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$301,658	$253,797	$—	$555,455
COSTS AND EXPENSES
Costs applicable to sales(1)	—	207,385	169,872	—	377,257
Amortization	908	49,617	56,355	—	106,880
General and administrative	24,316	26	245	—	24,587
Exploration	1,197	9,526	12,156	—	22,879
Pre-development, reclamation, and other	1,803	5,593	9,512	—	16,908
Total costs and expenses	28,224	272,147	248,140	—	548,511
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	(864)	—	—	(864)
Other, net	20,090	3,332	9,256	(4,239)	28,439
Interest expense, net of capitalized interest	(9,876)	(703)	(4,601)	4,239	(10,941)
Total other income (expense), net	872	1,765	4,655	—	7,292
Loss before income and mining taxes	(27,352)	31,276	10,312	—	14,236
Income and mining tax (expense) benefit	(3,108)	(3,946)	(16,126)	—	(23,180)
Total loss after income and mining taxes	(30,460)	27,330	(5,814)	—	(8,944)
Equity income (loss) in consolidated subsidiaries	21,516	(546)	(609)	(20,361)	—
NET INCOME (LOSS)	$(8,944)	$26,784	$(6,423)	$(20,361)	$(8,944)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(1,134)	756	—	(756)	(1,134)
Reclassification adjustments for impairment of equity securities, net of tax	426	(426)	—	426	426
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	1,300	540	—	(540)	1,300
Other comprehensive income (loss)	592	870	—	(870)	592
COMPREHENSIVE INCOME (LOSS)	$(8,352)	$27,654	$(6,423)	$(21,231)	$(8,352)
(1) Excludes amortization.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$317,587	$189,054	$—	$506,641
COSTS AND EXPENSES
Costs applicable to sales(1)	—	189,227	118,201	—	307,428
Amortization	1,225	57,983	34,024	—	93,232
General and administrative	22,132	237	420	—	22,789
Exploration	2,091	2,843	2,735	—	7,669
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	1,774	4,332	6,953	—	13,059
Total costs and expenses	27,222	254,622	166,779	—	448,623
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(10,040)	—	—	—	(10,040)
Fair value adjustments, net	(1,635)	(5,787)	(5,813)	—	(13,235)
Other, net	3,345	3,082	3,068	(3,633)	5,862
Interest expense, net of capitalized interest	(28,348)	(665)	(4,683)	3,633	(30,063)
Total other income (expense), net	(36,678)	(3,370)	(7,428)	—	(47,476)
Income (Loss) before income and mining taxes	(63,900)	59,595	14,847	—	10,542
Income and mining tax (expense) benefit	(29,768)	39,905	42,981	—	53,118
Income (Loss) after income and mining taxes	(93,668)	99,500	57,828	—	63,660
Equity income (loss) in consolidated subsidiaries	157,328	(4,825)	—	(152,503)	—
NET INCOME (LOSS)	$63,660	$94,675	$57,828	$(152,503)	$63,660
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	4,533	4,466	—	(4,466)	4,533
Reclassification adjustments for impairment of equity securities, net of tax	20	20	—	(20)	20
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(2,691)	(3,181)	—	3,181	(2,691)
Other comprehensive income (loss)	1,862	1,305	—	(1,305)	1,862
COMPREHENSIVE INCOME (LOSS)	$65,522	$95,980	$57,828	$(153,808)	$65,522
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(18,502)	$59,434	52,577	$93,411	$(20,361)	113,982

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,626)	(63,928)	52,577	(25,368)	—	(90,922)
Proceeds from the sale of assets	8,917	6,670	52,577	951	—	16,538
Purchase of investments	(13,558)	(1)	52,577	—	—	(13,559)
Sales of investments	9,157	2,164	52,577	—	—	11,321
Other	(7,269)	—	52,577	(188)	—	(7,457)
Investments in consolidated subsidiaries	(9,571)	7,897	52,577	(1,004)	2,678	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,950)	(47,198)		(25,609)	2,678	(84,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	242,701	—	52,577	—	—	242,701
Payments on debt, capital leases, and associated costs	(185,538)	(5,789)	52,577	(4,174)	—	(195,501)
Net intercompany financing activity	16,904	(10,809)	52,577	(23,778)	17,683	—
Other	(3,726)	—	52,577	—	—	(3,726)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,341	(16,598)		(27,952)	17,683	43,474
Effect of exchange rate changes on cash and cash equivalents	—	3		659	—	662
NET CHANGE IN CASH AND CASH EQUIVALENTS	37,889	(4,359)		40,509	—	74,039
Cash and cash equivalents at beginning of period	58,048	50,023		54,111	—	162,182
Cash and cash equivalents at end of period	$95,937	$45,664		$94,620	$—	$236,221

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$98,323	$101,368	$53,180	$(152,503)	100,368

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(196)	(38,272)	(32,619)	—	(71,087)
Acquisitions, net of cash acquired	—	—	(1,427)	—	(1,427)
Proceeds from the sale of assets	2	4,601	11,501	—	16,104
Purchase of investments	(104)	(16)	—	—	(120)
Sales of investments	501	6,576	—	—	7,077
Other	(4,383)	294	(129)	—	(4,218)
Investments in consolidated subsidiaries	(138,843)	25,516	—	113,327	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(143,023)	(1,301)	(22,674)	113,327	(53,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	122,584	—	—	—	122,584
Payments on debt, capital leases, and associated costs	(104,665)	(9,001)	(6,885)	—	(120,551)
Gold production royalty payments	—	—	(27,155)	—	(27,155)
Net intercompany financing activity	26,196	(73,364)	7,992	39,176	—
Other	323	—	—	—	323
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,438	(82,365)	(26,048)	39,176	(24,799)
Effect of exchange rate changes on cash and cash equivalents	—	5	(100)	—	(95)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(262)	17,707	4,358	—	21,803
Cash and cash equivalents at beginning of period	96,123	34,228	70,363	—	200,714
Cash and cash equivalents at end of period	$95,861	$51,935	$74,721	$—	$222,517

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,937	$45,664	$94,620	$—	$236,221
Receivables	18	11,085	55,312	—	66,415
Ore on leach pads	—	78,801	—	—	78,801
Inventory	—	35,371	36,958	—	72,329
Prepaid expenses and other	7,688	2,985	9,687	—	20,360
	103,643	173,906	196,577	—	474,126
NON-CURRENT ASSETS
Property, plant and equipment, net	3,940	151,765	79,353	—	235,058
Mining properties, net	—	220,022	316,179	—	536,201
Ore on leach pads	—	69,805	—	—	69,805
Restricted assets	13,242	227	7,484	—	20,953
Equity and debt securities	27,558	1,567	—	—	29,125
Receivables	—	—	13,461	—	13,461
Deferred tax assets	—	—	—	—	—
Net investment in subsidiaries	259,259	407	(1,166)	(258,500)	—
Other	214,047	10,531	5,168	(206,383)	23,363
TOTAL ASSETS	$621,689	$628,230	$617,056	$(464,883)	$1,402,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,492	$25,975	$31,721	$—	$60,188
Other accrued liabilities	9,381	14,087	27,125	—	50,593
Debt	—	7,885	6,490	—	14,375
Reclamation	—	2,754	850	—	3,604
	11,873	50,701	66,186	—	128,760
NON-CURRENT LIABILITIES
Debt	244,920	22,838	213,148	(206,383)	274,523
Reclamation	—	82,043	22,462	—	104,505
Deferred tax liabilities	14,978	6,137	56,075	—	77,190
Other long-term liabilities	2,328	4,061	46,188	—	52,577
Intercompany payable (receivable)	(416,947)	341,431	75,516	—	—
	(154,721)	456,510	413,389	(206,383)	508,795
STOCKHOLDERS’ EQUITY
Common stock	1,814	250	172,599	(172,849)	1,814
Additional paid-in capital	3,318,987	174,111	1,803,807	(1,977,918)	3,318,987
Accumulated deficit	(2,554,368)	(49,984)	(1,838,925)	1,888,909	(2,554,368)
Accumulated other comprehensive income (loss)	(1,896)	(3,358)	—	3,358	(1,896)
	764,537	121,019	137,481	(258,500)	764,537
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,689	$628,230	$617,056	$(464,883)	$1,402,092

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,048	$50,023	$54,111	$—	$162,182
Receivables	12	6,865	53,554	—	60,431
Ore on leach pads	—	64,167	—	—	64,167
Inventory	—	49,393	56,633	—	106,026
Prepaid expenses and other	3,803	1,459	12,719	—	17,981
	61,863	171,907	177,017	—	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	3,222	139,885	73,689	—	216,796
Mining properties, net	—	195,791	362,664	—	558,455
Ore on leach pads	—	67,231	—	—	67,231
Restricted assets	10,170	226	7,201	—	17,597
Equity and debt securities	—	4,488	—	—	4,488
Receivables	—	—	30,951	—	30,951
Net investment in subsidiaries	273,056	11,650	—	(284,706)	—
Other	221,381	9,263	3,344	(221,384)	12,604
TOTAL ASSETS	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,153	$24,921	$26,261	$—	$53,335
Other accrued liabilities	12,881	13,664	16,198	—	42,743
Debt	—	6,516	5,523	—	12,039
Royalty obligations	—	4,995	—	—	4,995
Reclamation	—	2,672	850	—	3,522
	15,034	52,768	48,832	—	116,634
NON-CURRENT LIABILITIES
Debt	175,991	15,214	229,036	(221,384)	198,857
Royalty obligations	—	4,292	—	—	4,292
Reclamation	—	75,183	20,621	—	95,804
Deferred tax liabilities	13,810	6,179	54,809	—	74,798
Other long-term liabilities	1,993	4,750	53,294	—	60,037
Intercompany payable (receivable)	(405,623)	336,813	68,810	—	—
	(213,829)	442,431	426,570	(221,384)	433,788
STOCKHOLDERS’ EQUITY
Common stock	1,809	250	197,913	(198,163)	1,809
Additional paid-in capital	3,314,590	181,009	1,864,261	(2,045,270)	3,314,590
Accumulated deficit	(2,545,424)	(73,529)	(1,882,710)	1,956,239	(2,545,424)
Accumulated other comprehensive income (loss)	(2,488)	(2,488)	—	2,488	(2,488)
	768,487	105,242	179,464	(284,706)	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,692	$600,441	$654,866	$(506,090)	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Labor Union Contract
The Company maintains a labor agreement with Sindicato de Trabajadores Mineros de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia. The San Bartolomé mine labor agreement, which became effective January 28, 2010, is currently active and does not have a fixed term. At September 30, 2017, approximately 11% of the Company’s global labor force was covered by this collective bargaining agreement. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.
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

NOTE 20 – SUBSEQUENT EVENTS
On September 10, 2017, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) among the Company, an indirect wholly-owned subsidiary of the Company, JDS Silver Holdings, Ltd. (“JDS Silver”) and Silvertip Resources Investment LLC as representative of the shareholders of JDS Silver. The Arrangement Agreement provides for the implementation of a Plan of Arrangement (the “Plan of Arrangement”), pursuant to which the Company would acquire all of the issued and outstanding common shares of JDS Silver (the “Acquisition”), the owner of the high-grade silver-zinc-lead Silvertip Mine located in northern British Columbia, Canada. On October 16, 2017, the Supreme Court of British Columbia approved the Plan of Arrangement, and the Company completed the Acquisition on October 17, 2017. Total initial consideration for the Acquisition was $200.0 million, consisting of (i) payments by the Company of approximately $147.5 million in cash and approximately $37.5 million in shares of common stock of the Company, and (ii) the assumption of approximately $15.0 million in existing debt. Additional contingent consideration of up to $50.0 million may become payable upon the achievement of certain permitting and exploration milestones prior to December 31, 2019.
In connection with the completion of the Acquisition, on October 12, 2017 the Company borrowed $100.0 million under the revolving credit facility.

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
Overview
We are a gold and silver producer with mines located in the United States, Mexico, and Bolivia and exploration projects in the United States and Mexico. The Palmarejo complex, and Rochester, Kensington, Wharf, and San Bartolomé mines constitute our principal sources of revenue. In October 2017, the Company added its sixth mine to Coeur’s North America-focused platform with the acquisition of the high-grade silver-zinc-lead Silvertip mine (“Silvertip”) located in northern British Columbia, Canada. Silvertip is expected to achieve commercial production in 2018.
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
Third Quarter Highlights

•	Production of 9.5 million silver equivalent ounces, consisting of 4.0 million silver ounces and 93,293 gold ounces

•	Sales of 9.2 million silver equivalent ounces, consisting of 3.8 million silver ounces and 89,972 gold ounces

•	Net loss of $16.7 million ($0.09 per share) and adjusted net loss of $18.4 million ($0.10 per share) (see “Non-GAAP Financial Performance Measures”)

•	Costs applicable to sales were $12.28 per silver equivalent ounce ($11.19 per average spot silver equivalent ounce) and $845 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs were $17.68 per silver equivalent ounce ($15.30 per average spot silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow of $29.4 million and adjusted EBITDA of $39.5 million (see “Non-GAAP Financial Performance Measures”)

•	Cash and cash equivalents of $236.2 million at September 30, 2017

•
Acquired the Silvertip mine for initial consideration of $200.0 million (closed in October 2017). Additional consideration up to $50.0 million is contingent upon achieving specific future permitting and exploration milestones.

•
Established a $200.0 million secured revolving credit facility, which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement; drew $100.0 million on October 12, 2017 in connection with the Silvertip closing

Selected Financial and Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Metal sales	$175,963	$176,386	$555,455	$503,219
Net income (loss)	$(16,652)	$69,557	$(8,944)	$63,660
Net income (loss) per share, diluted	$(0.09)	$0.42	$(0.05)	$0.40
Adjusted net income (loss)(1)	$(18,425)	$38,555	$(13,958)	$45,045
Adjusted net income (loss) per share, diluted(1)	$(0.10)	$0.23	$(0.08)	$0.28
EBITDA(1)	$35,016	$50,933	$132,057	$133,837
Adjusted EBITDA(1)	$39,477	$62,725	$128,125	$171,137
Silver ounces produced	3,951,616	3,545,697	11,858,974	10,948,145
Gold ounces produced	93,293	84,871	264,330	255,669
Silver equivalent ounces produced	9,549,196	8,637,957	27,718,774	26,288,285
Silver ounces sold	3,817,063	3,394,121	12,377,603	10,897,097
Gold ounces sold	89,972	83,389	287,040	251,023
Silver equivalent ounces sold	9,215,393	8,397,467	29,599,974	25,958,451
Average realized price per silver ounce	$16.86	$19.61	$17.17	$17.36
Average realized price per gold ounce	$1,240	$1,317	$1,195	$1,251
Costs applicable to sales per silver equivalent ounce(1)	$12.28	$12.38	$12.21	$11.79
Costs applicable to sales per average spot silver equivalent ounce(1)	$11.19	$11.91	$11.28	$11.02
Costs applicable to sales per gold equivalent ounce(1)	$845	$767	$831	$716
All-in sustaining costs per silver equivalent ounce(1)	$17.68	$17.02	$16.72	$16.03
All-in sustaining costs per average spot silver equivalent ounce(1)	$15.30	$15.75	$14.86	$14.17

(1)	See “Non-GAAP Financial Performance Measures.”

Consolidated Financial Results
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Net Income (Loss)
Net loss was $16.7 million ($0.09 per share) compared to Net income of $69.6 million ($0.42 per share).  The decrease in Net income is primarily due to a significant tax benefit realized in 2016, lower realized silver and gold prices and higher all-in sustaining costs per silver equivalent ounce, partially offset by higher production, lower interest expense and loss on debt extinguishment in the third quarter of 2016.
Revenue
Metal sales were lower due to a decrease in average realized silver and gold prices of 14% and 6%, respectively, partially offset by higher silver and gold production. The Company sold 3.8 million silver ounces and 89,972 gold ounces, compared to sales of 3.4 million silver ounces and 83,389 gold ounces. Gold contributed 63% of sales and silver contributed 37%, compared to 62% of sales from gold and 38% from silver. Metal sales from North American operations provided 91% of consolidated revenue, compared to 84%.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver and gold ounces sold and higher costs applicable to sales per gold ounce. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $6.1 million, or 22%, primarily due to higher silver and gold ounces sold.

Expenses
General and administrative expenses increased 4% due to higher professional service costs.
Exploration expense increased $6.1 million, due to the Company’s expansion of near-mine drilling at Palmarejo, Kensington and Rochester and regional exploration focused on projects in Nevada and Chihuahua, Mexico.
Pre-development, reclamation, and other expenses increased 77% due to additional work at La Preciosa, Silvertip acquisition costs, and workforce reduction severance at San Bartolomé.
Other Income and Expenses
In 2016, the Company incurred losses of $10.0 million on extinguishment of debt and non-cash fair value adjustments related to the Palmarejo gold production royalty which was terminated in the third quarter of 2016 and the Rochester royalty obligation which was terminated in the second quarter of 2017.
Interest expense (net of capitalized interest of $0.7 million) decreased to $3.6 million from $8.1 million, primarily due to lower debt levels and the lower 2024 Senior Notes interest rate.
Other, net decreased by $3.2 million, primarily due to lower gains on the sale of non-core assets and investments.
Income and Mining Taxes
During the third quarter of 2017, the Company reported estimated income and mining tax expense of approximately $14.2 million resulting in an effective tax rate of (588.1%). This compares to estimated income and mining tax benefit of $54.5 million for an effective tax rate of (360.6%) during the third quarter of 2016.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(6,008)	$(2,362)	$3,286	$10,712
Argentina	738	(366)	(301)	67
Mexico	3,210	(9,057)	3,020	37,821
Bolivia	(5,029)	(518)	4,325	5,904
Other jurisdictions	4,669	(1,929)	4,772	(49)
	$(2,420)	$(14,232)	$15,102	$54,455
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Favorable operating results at Palmarejo continued to contribute to higher income and mining tax expense. The three months ended September 30, 2016 benefited from a legal entity reorganization to integrate acquisitions that resulted in a valuation allowance release of $40.8 million and a $15.0 million deferred tax benefit related to unremitted earnings.
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
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Net Income (Loss)
Net loss was $8.9 million ($0.05 per share) compared to Net income of $63.7 million ($0.40 per share).  The decrease in Net income is primarily due to a significant tax benefit realized in 2016, lower realized silver and gold prices, and higher all-in sustaining costs per silver equivalent ounce, partially offset by a $21.1 million gain on the sale of the Joaquin project, less unfavorable fair value adjustments, lower interest expense and higher silver and gold production.

Revenue
Metal sales increased due to higher silver and gold production, and a reduction in metal inventory, partially offset by a 1% and 4% decrease in average realized silver and gold prices, respectively. The Company sold 12.4 million silver ounces and 287,040 gold ounces, compared to sales of 10.9 million silver ounces and 251,023 gold ounces. Gold contributed 62% of sales and silver contributed 38% for both periods. Royalty revenue was lower due to the Company’s divestiture of non-core royalty assets throughout 2016 and the first half of 2017. Metal sales from North American operations provided 89% of revenue, compared to 85%.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver and gold ounces sold and higher mining and processing costs. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $13.6 million, or 15%, primarily due to higher silver and gold ounces sold.
Expenses
General and administrative expenses increased 8% due to higher compensation, severance and professional service costs.
Exploration expense increased $15.2 million, due to the Company’s expansion of near-mine exploration drilling at Palmarejo, Kensington and Rochester as well as regional exploration with a focus on projects in Nevada and Chihuahua, Mexico.
Pre-development, reclamation, and other expenses increased 29% to $16.9 million due to additional work at La Preciosa, Silvertip acquisition costs and workforce reduction severance at San Bartolomé.
Other Income and Expenses
In 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 2021 7.875% Senior Notes concurrent with the completed offering of the 2024 5.875% Senior Notes compared to $10.0 million primarily related to the voluntary repayment of a term loan.
Non-cash fair value adjustments, net, were a loss of $0.9 million compared to a loss of $13.2 million, primarily due to the termination of the Palmarejo gold production royalty in the third quarter of 2016 and the lesser impact of changes in future metal prices on the Rochester royalty obligation, which was repurchased and terminated in May 2017.
Interest expense (net of capitalized interest of $1.8 million) decreased to $10.9 million from $30.1 million, primarily due lower debt levels and a lower interest rate on the 2024 Senior Notes compared to the 2021 Senior Notes.
Other, net increased by $22.6 million, primarily due to a $21.1 million gain on the sale of the Joaquin project in Argentina and a $2.3 million gain on the repurchase of the Rochester royalty obligation.
Income and Mining Taxes
During the first three quarters of 2017, the Company reported estimated income and mining tax expense of approximately $23.2 million resulting in an effective tax rate of 162.8%. This compares to estimated income and mining tax benefit of $53.1 million for an effective tax rate of (503.9%) during the first nine months of 2016.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$8,213	$(2,739)	$(5,956)	$8,370
Argentina	281	1,704	3,137	(183)
Mexico	9,665	(23,745)	(1,136)	42,155
Bolivia	(6,559)	(304)	10,388	5,182
Other jurisdictions	2,636	1,904	4,109	(2,406)
	$14,236	$(23,180)	$10,542	$53,118

The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. During the first three quarters of the year, fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $7.2 million, predominately due to the strength of the Mexican Peso. Also, continued favorable operating results at Palmarejo contributed to higher income and mining tax expense. The first three quarters of 2016 benefited from a legal entity reorganization to integrate acquisitions that resulted in a valuation allowance release of $40.8 million and a $15.0 million deferred tax benefit related to unremitted earnings.
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
2017 Outlook
Full-year 2017 production guidance remains unchanged from the revised guidance published in the third quarter production release on October 5, 2017, which reflected lower expected silver production at the San Bartolomé mine due to persistent drought conditions. Revised 2017 cost guidance is shown in the table below.
2017 Production Outlook

(silver and silver equivalent ounces in thousands)	Silver	Gold	Silver Equivalent[1]
Palmarejo	6,500 - 7,000	110,000 - 120,000	13,100 - 14,200
Rochester	4,200 - 4,700	47,000 - 52,000	7,020 - 7,820
San Bartolomé	4,500 - 4,750	—	4,500 - 4,750
Endeavor	107	—	107
Kensington	—	120,000 - 125,000	7,200 - 7,500
Wharf	—	90,000 - 95,000	5,400 - 5,700
Total	15,307 - 16,557	367,000 - 392,000	37,327 - 40,077
2017 Cost Outlook

(dollars in millions, except per ounce amounts)	Previous Guidance	Revised Guidance
CAS per AgEqOz[1] – Palmarejo	$10.00 - $10.50	$10.00 - $10.50
CAS per AgEqOz[1] – Rochester	$11.50 - $12.00	$12.50 - $13.00
CAS per AgOz[1] – San Bartolomé	$15.75 - $16.25	$16.50 - $17.00
CAS per AuOz[1] – Kensington	$800 - $850	$850 - $900
CAS per AuEqOz[1] – Wharf	$700 - $750	$700 - $750
Capital Expenditures	$109 - $129	$120 - $140
General and Administrative Expenses	$28 - $32	$28 - $32
Exploration Expense	$29 - $31	$32 - $36
AISC per AgEqOz[1]	$15.75 - $16.25	$16.25 - $16.75

(1)	See “Non-GAAP Financial Performance Measures.”

Results of Operations
The Company produced 4.0 million ounces of silver and 93,293 ounces of gold in the three months ended September 30, 2017, compared to 3.5 million ounces of silver and 84,871 ounces of gold in the three months ended September 30, 2016. Silver production increased 11% due to higher mill throughput and higher grade at Palmarejo, partially offset by lower tons placed at Rochester and lower grade and mill throughput at San Bartolomé. Gold production increased 10% due to higher mill throughput and grade at Palmarejo, partially offset by lower grades at Wharf.

The Company produced 11.9 million ounces of silver and 264,330 ounces of gold in the nine months ended September 30, 2017, compared to 10.9 million ounces of silver and 255,669 ounces of gold in the nine months ended September 30, 2016. Silver production increased 8% due to higher mill throughput and grade at Palmarejo and timing of leach pad recoveries at Rochester, partially offset by lower mill throughput and grade at San Bartolomé and lower tons placed at Rochester. Gold production increased 3% due to higher mill throughput and grade Palmarejo, partially offset by lower grades at Kensington and Wharf.
Costs applicable to sales were $12.28 per silver equivalent ounce ($11.19 per average spot silver equivalent ounce) and $845 per gold equivalent ounce in the three months ended September 30, 2017 compared to $12.38 per silver equivalent ounce ($11.91 per average spot silver equivalent ounce) and $767 per gold equivalent ounce in the three months ended September 30, 2016. Costs applicable to sales per silver equivalent ounce remained comparable while costs applicable to sales per gold equivalent ounce increased 10% in the three months ended September 30, 2017 due to lower grades and production at Kensington and Wharf.
Costs applicable to sales were $12.21 per silver equivalent ounce ($11.28 per average spot silver equivalent ounce) and $831 per gold equivalent ounce in the nine months ended September 30, 2017 compared to $11.79 per silver equivalent ounce ($11.02 per average spot silver equivalent ounce) and $716 per gold equivalent ounce in the nine months ended September 30, 2016. Costs applicable to sales per silver equivalent ounce increased 4% in the nine months ended September 30, 2017 due to higher mining and maintenance costs at Rochester and lower production at San Bartolomé. Costs applicable to sales per gold equivalent ounce increased 16% in the nine months ended September 30, 2017 due to lower grades and production at Kensington and Wharf.
All-in sustaining costs were $17.68 per silver equivalent ounce ($15.30 per average spot silver equivalent ounce) in the three months ended September 30, 2017, compared to $17.02 per silver equivalent ounce ($15.75 per average spot silver equivalent ounce) in the three months ended September 30, 2016. The 4% increase in all-in sustaining costs per silver equivalent ounce in 2017 was primarily due to higher costs applicable to sales and exploration expense, partially offset by lower sustaining capital.
All-in sustaining costs were $16.72 per silver equivalent ounce ($14.86 per average spot silver equivalent ounce) in the nine months ended September 30, 2017, compared to $16.03 per silver equivalent ounce ($14.17 per average spot silver equivalent ounce) in the nine months ended September 30, 2016. The 4% increase in all-in sustaining costs per silver equivalent ounce in 2017 was primarily due to higher costs applicable to sales and exploration expense, partially offset by lower sustaining capital.
Palmarejo

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tons milled	413,086	274,644	1,108,897	791,319
Silver ounces produced	1,907,548	933,200	4,894,910	3,173,665
Gold ounces produced	28,948	16,608	84,032	50,006
Silver equivalent ounces produced	3,644,428	1,929,680	9,936,830	6,174,025
Costs applicable to sales per silver equivalent oz(1)	$9.82	$10.96	$10.19	$10.58
Costs applicable to sales per average spot silver equivalent oz(1)	$8.73	$10.29	$9.17	$9.58

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Silver equivalent production increased 89% due to higher mining rates from Guadalupe and Independencia and higher silver and gold grade. Metal sales were $60.7 million, or 34% of Coeur’s metal sales, compared with $30.7 million, or 17% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 10% as a result of higher production, partially offset by higher consumable costs. Amortization increased to $16.4 million, primarily due to due to higher production from Guadalupe and Independencia. Capital expenditures decreased to $5.5 million due to lower underground development at Independencia.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Silver equivalent production increased 61% due to higher mining rates from Guadalupe and Independencia and higher silver and gold grade, partially offset by lower silver recovery. Metal sales were $191.6 million, or 34% of Coeur’s metal sales, compared with $108.7 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 4% as a result of higher production. Amortization increased to $51.0 million compared to $27.8 million, primarily due to higher production from Guadalupe and Independencia. Capital expenditures decreased to $23.0 million due to lower underground development at Independencia.

Rochester

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tons placed	4,262,011	4,901,039	12,268,819	15,677,511
Silver ounces produced	1,069,945	1,160,902	3,353,608	3,286,817
Gold ounces produced	10,955	12,120	32,056	36,521
Silver equivalent ounces produced	1,727,245	1,888,102	5,276,968	5,478,077
Costs applicable to sales per silver equivalent oz(1)	$13.91	$11.66	$13.31	$11.87
Costs applicable to sales per average spot silver equivalent oz(1)	$12.66	$11.11	$12.32	$10.90

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Silver equivalent production decreased 9% due to lower tons placed, partially offset by the timing of silver recoveries. Metal sales were $31.2 million, or 18% of Coeur’s metal sales, compared with $37.9 million, or 22% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 19% due to lower production, higher waste tons mined as well as higher hauling and maintenance costs. Amortization decreased to $4.6 million compared to $5.2 million due to lower production. Capital expenditures increased to $9.7 million compared to $3.4 million due to the stage IV leach pad expansion and commissioning.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Silver equivalent production decreased 4% due to lower tons placed resulting from planned crusher maintenance and higher waste tons mined, partially offset by the timing of silver recoveries. Metal sales were $102.9 million, or 19% of Coeur’s metal sales, compared with $103.7 million, or 21% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 12% due to lower placed recoverable ounces, higher waste tons mined as well as higher hauling and maintenance costs. Amortization remained comparable at $15.3 million. Capital expenditures increased to $34.1 million compared to $10.6 million due to the stage IV leach pad expansion and commissioning.
Kensington

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tons milled	172,038	140,322	501,096	456,799
Gold ounces produced	27,541	26,459	80,162	90,642
Costs applicable to sales/oz(1)	$948	$862	$931	$794

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Gold production increased 4% due to higher mill throughput, partially offset by lower grades mined. Metal sales were $36.6 million, or 21% of Coeur’s metal sales, compared to $40.2 million, or 23% of Coeur’s metal sales. Costs applicable to sales per ounce were 10% higher, primarily due to lower grade, higher maintenance costs and contract services. Amortization remained comparable at $7.9 million. Capital expenditures increased to $10.1 million compared to $8.6 million, due to higher rates of underground mine development.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Gold production decreased 12% due to lower grades mined, partially offset by higher mill throughput. Metal sales were $110.1 million, or 20% of Coeur’s metal sales, compared to $112.4 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were 17% higher, primarily due to lower grade and higher contract services. Amortization was $25.4 million compared to $26.2 million due to lower production, partially offset by higher amortizable mining properties and equipment. Capital expenditures remained comparable at $24.3 million.

Wharf

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tons placed	1,150,308	1,199,008	3,435,656	3,089,302
Gold ounces produced	25,849	29,684	68,080	78,500
Silver ounces produced	14,817	25,335	47,469	73,515
Gold equivalent ounces produced(1)	26,096	30,106	68,871	79,725
Costs applicable to sales per gold equivalent oz(1)	$720	$668	$704	$623

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Gold equivalent production decreased 13% due to fewer high-grade tons placed from the Golden Reward deposit. Metal sales were $31.3 million, or 18% of Coeur’s metal sales, compared to $39.3 million, or 22% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 8% due to lower production, partially offset by lower mining, crushing and processing costs. Amortization was $3.2 million compared to $6.5 million due to lower production and higher life of mine reserves. Capital expenditures increased to $3.1 million due to mining equipment purchases.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Gold equivalent production decreased 14% due to lower grade, partially offset by higher tons placed. Metal sales were $88.6 million, or 16% of Coeur’s metal sales, compared to $101.3 million, or 20% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 13% due to lower production and higher blasting and crushing costs. Amortization was $8.9 million compared to $15.6 million due to lower production and higher life of mine reserves. Capital expenditures increased to $5.5 million due to mining equipment purchases.
San Bartolomé

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tons milled	365,554	450,409	1,167,605	1,298,656
Silver ounces produced	956,893	1,370,194	3,455,961	4,210,051
Costs applicable to sales/oz(1)	$18.26	$14.97	$16.86	$13.58

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Silver production decreased 30% due to lower high-grade ore purchases and mill throughput due to continued drought conditions and lower third-party ore purchases. Silver sales were $16.0 million, or 9% of Coeur’s metal sales, compared with $27.5 million, or 16% of Coeur’s metal sales. Costs applicable to sales per ounce increased due to lower production and an inventory adjustment of $0.6 million. Amortization remained comparable at $1.4 million due to lower life of mine reserves. Capital expenditures decreased to $0.5 million.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Silver production decreased 18% due to lower high-grade ore purchases and mill throughput due to continued drought conditions and lower third-party ore purchases, partially offset by higher recoveries. Silver sales were $60.4 million, or 11% of Coeur’s metal sales, compared with $73.9 million, or 15% of Coeur’s metal sales. Costs applicable to sales per ounce increased due to lower production and inventory adjustments of $1.6 million. Amortization remained comparable at $5.1 million due to lower life of mine reserves. Capital expenditures decreased to $1.2 million.
Endeavor Silver Stream

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tons milled	—	42,335	133,905	166,740
Silver ounces produced	2,413	56,066	107,026	204,097
Costs applicable to sales/oz(1)	$4.86	$8.10	6.95	6.42

(1)	See Non-GAAP Financial Performance Measures.

In July 2017, the Company sold the Endeavor silver stream and our remaining portfolio of royalties for total consideration of $13.0 million to Metalla Royalty & Streaming Ltd. Reported production and financial results include operations through May 2017, as the buyer is entitled to production and any associated sales subject to the stream agreement after June 1, 2017 under the terms of the sale agreement. Amounts presented for the three months ended September 30, 2017 relate to final adjustments for provisional sales.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Silver production at Endeavor decreased due to lower grades. Costs applicable to sales per ounce increased due to the impact of higher silver prices on the Company’s silver price sharing agreement with the Endeavor mine operator. Amortization was $0.3 million compared to $0.9 million due to lower production and lower amortizable mining properties.

Liquidity and Capital Resources
Cash Provided by Operating Activities
Net cash provided by operating activities for the three and nine months ended September 30, 2017 was $29.4 million and $114.0 million, respectively, compared to net cash provided by operating activities of $47.8 million and $100.4 million, respectively, for the three and nine months ended September 30, 2016, and was impacted by the following key factors:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Consolidated silver equivalent ounces sold	9,215,393	8,397,467	29,599,974	25,958,451
Average realized price per consolidated silver equivalent ounce	$19.09	$21.00	$18.77	$19.39
Costs applicable to sales per consolidated silver equivalent ounce (1)	(12.90)	(12.55)	(12.75)	(11.84)
Operating margin per consolidated silver equivalent ounce	$6.19	$8.45	$6.02	$7.55

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2017	2016	2017	2016
Cash flow before changes in operating assets and liabilities	$21,237	$58,118	$92,421	$128,867
Changes in operating assets and liabilities:
Receivables	6,529	19,672	17,719	10,751
Prepaid expenses and other	(3,195)	(2,816)	(3,882)	(2,435)
Inventories	(2,874)	(8,900)	10,421	(24,408)
Accounts payable and accrued liabilities	7,735	(18,262)	(2,697)	(12,407)
CASH PROVIDED BY OPERATING ACTIVITIES	$29,432	$47,812	$113,982	$100,368
Cash provided by operating activities decreased $18.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to lower average realized prices and higher costs applicable to sales per consolidated silver equivalent ounce, partially offset by higher silver equivalent ounces sold and favorable working capital adjustments. Metal sales for the three months ended September 30, 2017 decreased $0.4 million, with $15.7 million due to lower average realized prices mostly offset by $15.3 million due to higher silver equivalent ounces sold. The $8.2 million working capital decrease in the three months ended September 30, 2017 was primarily due to an increase in accounts payable partially offset by an increase in inventories and prepaid assets, compared to the $10.3 million working capital increase in the three months ended September 30, 2016 primarily due to an increase on ore on leach pads and timing of payments, partially offset by lower trade receivables.
Cash provided by operating activities increased $13.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to higher silver equivalent ounces sold and favorable working capital adjustments, partially offset by higher costs applicable to sales per consolidated silver equivalent ounce and lower average realized prices. Metal sales for the nine months ended September 30, 2017 increased $52.2 million, with $68.5 million due to higher silver equivalent ounces sold, partially offset by $16.2 million due to lower average realized prices. The $21.6 million working capital decrease in the nine months ended September 30, 2017 was primarily due to the reduction in precious metal inventory and receivables, compared to the $28.5 million working capital increase in the nine months ended September 30, 2016, primarily due to an increase in ore on leach pads and precious metal inventory, and a reduction in accounts payable partially offset by lower receivables.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended September 30, 2017 was $37.4 million compared to $18.1 million in the three months ended September 30, 2016, primarily due to the purchase of strategic equity investments, and higher capital expenditures, partially offset by non-core asset sales. The Company had capital expenditures of $29.5 million in the three months ended September 30, 2017 compared with $25.6 million in the three months ended September 30, 2016. Capital expenditures in the three months ended September 30, 2017 were primarily related to underground development at Palmarejo and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion and commissioning at Rochester. Capital expenditures in the three months ended September 30, 2016 were primarily related to underground development at Palmarejo and Kensington.
Net cash used in investing activities in the nine months ended September 30, 2017 was $84.1 million compared to $53.7 million in the nine months ended September 30, 2016, primarily due to higher capital expenditures and the purchase of strategic equity investments, partially offset by the proceeds from the sale of the Joaquin project. The Company had capital expenditures of $90.9 million in the nine months ended September 30, 2017 compared with $71.1 million in the nine months ended September 30, 2016. Capital expenditures in the nine months ended September 30, 2017 were primarily related to underground development at Palmarejo and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion and commissioning at Rochester. Capital expenditures in the nine months ended September 30, 2016 were primarily related to underground development at Palmarejo and Kensington.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the three months ended September 30, 2017 was $5.6 million compared to $64.9 million in the three months ended September 30, 2016, primarily due to issuance costs incurred in connection with the Revolving Credit Facility. During the three months ended September 30, 2016, the Company repaid the Term Loan, partially offset by net proceeds from the settlement of sales of shares of its common stock. In addition, the Company made payments of $7.6 million under the Palmarejo gold production royalty obligation that terminated in July 2016. Coeur Mexicana now sells 50% of Palmarejo gold production (excluding production from Independencia Este, acquired in the 2015 Paramount transaction) for the lesser of $800 or spot price per ounce under a gold stream agreement.
Net cash provided by financing activities in the nine months ended September 30, 2017 was $43.5 million compared to net cash used in financing activities of $24.8 million in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums. Payments of $27.2 million were made in 2016 under the Palmarejo gold production royalty that terminated in July 2016. Coeur Mexicana now sells 50% of Palmarejo gold production (excluding production from Independencia Este, acquired in 2015 Paramount transaction) for the lesser of $800 or spot price per ounce under a gold stream agreement.
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A, Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia. The Credit Agreement provides for a $200.0 million senior secured revolving credit facility (the “Facility”), which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement. The Facility has a term of four years. Loans under the Facility will bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.
The Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company’s subsidiaries.  The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions.  The Credit Agreement also contains financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio.  Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default At September 30, 2017, the Company had $200.0 million available under the Facility with no amounts drawn. Issuance costs of $1.8 million were recorded as prepaid costs and will be amortized over the term of the Facility. On October 12, 2017, the Company drew $100.0 million from the Facility at a rate of 3.5% based on the 1-month LIBOR rate plus a margin of 2.25%.

In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 2024 Senior Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended for net proceeds of approximately $245.0 million. The 2024 Senior Notes are governed by an Indenture dated as of May 31, 2017 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee. In connection with the sale of the 2024 Senior Notes, the Company entered into a Registration Rights Agreement. On August 4, 2017, the Company commenced an exchange offer of registered 2024 Senior Notes for privately-placed 2024 Senior Notes which was completed on September 12, 2017. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance.  Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors. At any time prior to June 1, 2020, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the 2024 Senior Notes on or after June 1, 2020, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to June 1, 2020, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional 2024 Senior Notes, at a redemption price equal to 105.875% of the principal amount. The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type.
Concurrent with the offering of the 2024 Senior Notes, the Company commenced a cash tender offer (the “Tender Offer”) to purchase the outstanding $178.0 million in aggregate principal amount of its 2021 Senior Notes. The Tender Offer was made on the terms and subject to the conditions set forth in the Offer to Purchase dated May 19, 2017. Holders of the 2021 Senior Notes who tendered their notes were entitled to receive $1,043.88 per $1,000 principal amount of the Notes, plus accrued and unpaid interest. $118.1 million aggregate principal amount of the Notes were tendered and purchased by the Company on May 31, 2017. In accordance with the terms of the indenture governing the 2021 Senior Notes, the remaining $59.9 million aggregate principal amount of the Notes were redeemed on June 30, 2017 at the redemption price of $1,039.38 per $1,000 principal amount, plus accrued and unpaid interest. The Company recorded a loss of $9.3 million as a result of the extinguishment of the 2021 Senior Notes.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2017	2016	2017	2016
Net income (loss)	$(16,652)	$69,557	$(8,944)	$63,660
Fair value adjustments, net	—	961	864	13,235
Impairment of equity and debt securities	—	—	425	20
Write-downs	—	—	—	4,446
Inventory write-downs	—	3,689	—	3,689
Gain on sale of Joaquin project	—	—	(21,138)	—
(Gain) loss on sale of assets and securities	(2,117)	(7,462)	(565)	(11,674)
Gain on repurchase of Rochester royalty	—	—	(2,332)	—
Loss on debt extinguishment	—	10,040	9,342	10,040
San Bartolomé workforce severance	2,175	—	2,175	—
Transaction costs	819	26	819	1,198
Deferred tax on reorganization	—	(40,767)	—	(40,767)
Foreign exchange loss (gain)	(1,660)	2,549	4,580	(1,384)
Tax effect of adjustments(1)	(990)	(38)	816	2,582
Adjusted net income (loss)	$(18,425)	$38,555	$(13,958)	$45,045

Adjusted net income (loss) per share - Basic	$(0.10)	$0.24	$(0.08)	$0.29
Adjusted net income (loss) per share - Diluted	$(0.10)	$0.23	$(0.08)	$0.28

(1)
For the three months ended September 30, 2017, tax effect of adjustments of $(1.0) million (112.9%) is primarily related to deferred taxes on the Metalla transaction. For the three months ended September 30, 2016, tax effect of adjustments of $(38) thousand (0.5%) is primarily related to the tax gain on the sale of an asset, partially offset by losses on other asset sales where no tax benefit was recognized and tax benefit from fair value adjustment.

For the nine months ended September 30, 2017, tax effect of adjustments of $0.8 million (-7.8%) is primarily related to a taxable gain on the sale of the Joaquin project and deferred taxes on the Metalla transaction. For the nine months ended September 30, 2016, tax effect of adjustments of $2.6 million (-12.3%) is primarily related to a taxable gain on the sale of assets and the tax valuation allowance impact from an asset write-down, partially offset by tax benefit from fair value adjustments.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the Indenture and the Facility to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the table below:

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2017	2016	2017	2016
Net income (loss)	$(16,652)	$69,557	$(8,944)	$63,660
Interest expense, net of capitalized interest	3,606	8,068	10,941	30,063
Income tax provision (benefit)	14,232	(54,455)	23,180	(53,118)
Amortization	33,830	27,763	106,880	93,232
EBITDA	35,016	50,933	132,057	133,837
Fair value adjustments, net	—	961	864	13,235
Impairment of equity and debt securities	—	—	425	20
Foreign exchange (gain) loss	(229)	1,466	(2,577)	7,286
Gain on sale of Joaquin project	—	—	(21,138)	—
(Gain) loss on sale of assets and securities	(2,117)	(7,462)	(565)	(11,674)
Gain on repurchase of Rochester royalty	—	—	(2,332)	—
Loss on debt extinguishment	—	10,040	9,342	10,040
San Bartolomé workforce severance	2,175	—	2,175	—
Transaction costs	819	26	819	1,198
Asset retirement obligation accretion	2,511	2,096	7,352	6,221
Inventory adjustments and write-downs	1,302	4,665	1,703	6,528
Write-downs	—	—	—	4,446
Adjusted EBITDA	$39,477	$62,725	$128,125	$171,137
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

Three Months Ended September 30, 2017

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$49,669	$27,866	$18,795	$59	$96,389	$35,522	$20,553	$56,075	$152,464
Amortization	16,414	4,591	1,430	20	22,455	7,864	3,223	11,087	33,542
Costs applicable to sales	$33,255	$23,275	$17,365	$39	$73,934	$27,658	$17,330	$44,988	$118,922
Silver equivalent ounces sold	3,386,963	1,673,704	951,219	8,027	6,019,913				9,215,393
Gold equivalent ounces sold						29,173	24,085	53,258
Costs applicable to sales per ounce	$9.82	$13.91	$18.26	$4.86	$12.28	$948	$720	$845	$12.90

Costs applicable to sales per average spot ounce	$8.73	$12.66			$11.19				$11.17

Costs applicable to sales									$118,922
Treatment and refining costs									1,408
Sustaining capital(1)									18,626
General and administrative									7,412
Exploration									9,814
Reclamation									4,364
Project/pre-development costs									2,337
All-in sustaining costs									$162,883
Silver equivalent ounces sold									6,019,913
Kensington and Wharf silver equivalent ounces sold									3,195,480
Consolidated silver equivalent ounces sold									9,215,393
All-in sustaining costs per silver equivalent ounce									$17.68

Consolidated silver equivalent ounces sold (average spot)									10,645,948
All-in sustaining costs per average spot silver equivalent ounce									$15.30

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Three Months Ended September 30, 2016

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$21,794	$27,027	$22,536	$486	$71,843	$34,755	$26,158	$60,913	$132,756
Amortization	5,761	5,244	1,723	113	12,841	8,046	6,461	14,507	27,348
Costs applicable to sales	$16,033	$21,783	$20,813	$373	$59,002	$26,709	$19,697	$46,406	$105,408
Silver equivalent ounces sold	1,462,401	1,868,085	1,390,552	46,069	4,767,107				8,397,467
Gold equivalent ounces sold						30,998	29,508	60,506
Costs applicable to sales per ounce	$10.96	$11.66	$14.97	$8.10	$12.38	$862	$668	$767	$12.55

Costs applicable to sales per average spot ounce	$10.29	$11.11			$11.91				$11.62

Costs applicable to sales									$105,408
Treatment and refining costs									761
Sustaining capital(1)									19,762
General and administrative									7,113
Exploration									3,706
Reclamation									4,036
Project/pre-development costs									2,133
All-in sustaining costs									$142,919
Silver equivalent ounces sold									4,767,107
Kensington and Wharf silver equivalent ounces sold									3,630,360
Consolidated silver equivalent ounces sold									8,397,467
All-in sustaining costs per silver equivalent ounce									$17.02

Consolidated silver equivalent ounces sold (average spot)									9,074,222
All-in sustaining costs per average spot silver equivalent ounce									$15.75

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Nine Months Ended September 30, 2017

	Silver					Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$161,145	$89,220	$64,032	$1,045	$315,442	$109,478	$58,301	$167,779	$483,221
Amortization	50,995	15,345	5,053	301	71,694	25,389	8,883	34,272	105,966
Costs applicable to sales	$110,150	$73,875	$58,979	$744	$243,748	$84,089	$49,418	$133,507	$377,255
Silver equivalent ounces sold	10,809,932	5,551,913	3,497,263	107,026	19,966,134				29,599,974
Gold equivalent ounces sold						90,348	70,216	160,564
Costs applicable to sales per ounce	$10.19	$13.31	$16.86	$6.95	$12.21	$931	$704	$831	$12.75

Costs applicable to sales per average spot ounce	$9.17	$12.32			$11.28				$11.33

Costs applicable to sales									$377,255
Treatment and refining costs									4,312
Sustaining capital(1)									47,795
General and administrative									24,587
Exploration									22,879
Reclamation									12,279
Project/pre-development costs									5,903
All-in sustaining costs									$495,010
Silver equivalent ounces sold									19,966,134
Kensington and Wharf silver equivalent ounces sold									9,633,840
Consolidated silver equivalent ounces sold									29,599,974
All-in sustaining costs per silver equivalent ounce									$16.72

Consolidated silver equivalent ounces sold (average spot)									33,311,575
All-in sustaining costs per average spot silver equivalent ounce									$14.86

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Nine Months Ended September 30, 2016

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$87,751	$81,983	$62,285	$1,806	$233,825	$99,941	$65,140	$165,081	$398,906
Amortization	27,815	15,994	5,330	496	49,635	26,203	15,640	41,843	91,478
Costs applicable to sales	$59,936	$65,989	$56,955	$1,310	$184,190	$73,738	$49,500	$123,238	$307,428
Silver equivalent ounces sold	5,667,133	5,559,347	4,193,397	204,174	15,624,051				25,958,451
Gold equivalent ounces sold						92,824	79,416	172,240
Costs applicable to sales per ounce	$10.58	$11.87	$13.58	$6.42	$11.79	$794	$623	$716	$11.84

Costs applicable to sales per average spot ounce	$9.58	$10.90			$11.02				$10.47

Costs applicable to sales									$307,428
Treatment and refining costs									3,047
Sustaining capital(1)									57,491
General and administrative									22,789
Exploration									7,669
Reclamation									11,967
Project/pre-development costs									5,789
All-in sustaining costs									$416,180
Silver equivalent ounces sold									15,624,051
Kensington and Wharf silver equivalent ounces sold									10,334,400
Consolidated silver equivalent ounces sold									25,958,451
All-in sustaining costs per silver equivalent ounce									$16.03

Consolidated silver equivalent ounces sold (average spot)									29,370,501
All-in sustaining costs per average spot silver equivalent ounce									$14.17

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for Revised 2017 Guidance

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$215,400	$118,700	$86,000	$1,044	$421,144	$153,800	$83,600	$237,400	$658,544
Amortization	67,800	20,500	7,800	300	96,400	38,800	12,800	51,600	148,000
Costs applicable to sales	$147,600	$98,200	$78,200	$744	$324,744	$115,000	$70,800	$185,800	$510,544
Silver equivalent ounces sold	14,500,000	7,690,000	4,700,000	107,000	26,997,000				40,557,000
Gold equivalent ounces sold						131,000	95,000	226,000
Costs applicable to sales per ounce	$10.00 - $10.50	$12.50 - $13.00	$16.50 - $17.00			$850 - $900	$700 - $750

Costs applicable to sales									$510,544
Treatment and refining costs									5,100
Sustaining capital, including capital lease payments									70,000
General and administrative									32,000
Exploration									33,000
Reclamation									16,000
Project/pre-development costs									7,000
All-in sustaining costs									$673,644
Silver equivalent ounces sold									26,997,000
Kensington and Wharf silver equivalent ounces sold									13,560,000
Consolidated silver equivalent ounces sold									40,557,000
All-in sustaining costs per silver equivalent ounce									$16.25 - $16.75

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for Previous 2017 Guidance

	Silver					Gold
In thousands except per ounce amounts	Palmarejo	Rochester	San Bartolomé	Endeavor	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$228,500	$113,550	$92,300	$1,038	$435,388	$136,600	$82,200	$218,800	$654,188
Amortization	76,500	22,550	8,300	281	107,631	29,100	13,200	42,300	149,931
Costs applicable to sales	$152,000	$91,000	$84,000	$757	$327,757	$107,500	$69,000	$176,500	$504,257
Silver equivalent ounces sold	14,900,000	7,800,000	5,200,000	105,000	28,005,000				41,505,000
Gold equivalent ounces sold						130,000	95,000	225,000
Costs applicable to sales per ounce guidance	$10.00 - $10.50	$11.50 - $12.00	$15.75 - $16.25			$800 - $850	$700 - $750

Costs applicable to sales									$504,257
Treatment and refining costs									4,500
Sustaining capital, including capital lease payments									77,000
General and administrative									30,000
Exploration									30,000
Reclamation									15,000
Project/pre-development costs									6,000
All-in sustaining costs									$666,757
Silver equivalent ounces sold									28,005,000
Kensington and Wharf silver equivalent ounces sold									13,500,000
Consolidated silver equivalent ounces sold									41,505,000
All-in sustaining costs per silver equivalent ounce guidance									$15.75 - $16.25

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding strategies to produce long-term cash flow, provide opportunities for growth through continued exploration, generate superior and sustainable returns for stockholders, maximize net cash flow, reduce operating and non-operating costs, demonstrate consistent capital discipline, efficiently manage working capital, and statements regarding tax positions, the anticipated results of the Silvertip acquisition, anticipated production, costs and expenses, drought conditions in Bolivia, efforts to mitigate risks associated with gold and silver price and foreign currency fluctuations and the adequacy of liquidity and capital resources. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2016 10-K, in this Report and in the Company’s Quarterly Report on Form 10-Q filed on July 27, 2017, and the risks and uncertainties discussed in this MD&A, (ii) the risk that the anticipated results of the Silvertip acquisition are not realized, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold and silver and a sustained lower price environment, including any resulting impact on cash flows, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold and silver reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix) the loss of access to any third-party smelter to which the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) the political risks and uncertainties associated with operations in Bolivia; and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. The Company had no outstanding gold and silver option contracts at September 30, 2017.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.1 million and gains of $0.6 million in the three and nine months ended September 30, 2017, respectively, compared to losses of $0.8 million and gains of $0.4 million in the three and nine months ended September 30, 2016, respectively.
At September 30, 2017, the Company had outstanding provisionally priced sales of 0.2 million ounces of silver and 26,087 ounces of gold at prices of $16.86 and $1,299, respectively. A 10% change in realized silver price would cause revenue to vary by $0.4 million and a 10% change in realized gold price would cause revenue to vary by $3.4 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at September 30, 2017.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 19 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A - Risk Factors of the 2016 10-K and the Company’s Quarterly Report on Form 10-Q filed on July 27, 2017 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company's business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

The Company may be unable to successfully integrate the recently acquired Silvertip mine or other acquisitions.

There can be no assurance that the anticipated benefits of the recently completed acquisition of the Silvertip mine in British Columbia, Canada, or any future acquisition, will be realized. The success of this and any other acquisition will depend upon the Company’s ability to effectively manage the integration and operations of entities or properties it acquires and to realize other anticipated benefits. The process of managing acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management resources, which may divert management’s focus and resources from other strategic opportunities and from operational matters during this process.

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

In addition, the Silvertip acquisition was funded, in part, with funds drawn under the Facility, resulting in increased interest expense. In connection with any future acquisition, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing stockholders. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may negatively affect results of operations.

Finally, the Company’s systems, procedures and controls may be inadequate to support the expansion of our operations resulting from an acquisition or development of a new mine, including the Silvertip mine. The Company’s future operating results could be affected by the ability of its officers and key employees to manage the changing business conditions and to integrate an acquired business or new operation into Coeur. There may also be liabilities, such as environmental liabilities, or significant capital expenditures that the Company failed to discover or have underestimated in connection with any acquisition or development. Any such liabilities or capital expenditure requirements could have a material adverse effect on the Company’s business, financial condition or future prospects.

The Company's results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and, following the Silvertip acquisition, other commodities, including zinc and lead, which are volatile and beyond the Company's control.

Silver, gold, lead and zinc are actively traded commodities, and their prices are volatile. During the twelve months ended September 30, 2017, the price of silver ranged from a low of $15.22 per ounce to a high of $19.35 per ounce, the price of gold ranged from a low of $1,126 per ounce to a high of $1,346 per ounce, the price of lead ranged from a low of $0.89 per pound to a high of $1.14 per pound, and the price of zinc ranged from a low of $1.01 per pound to a high of $1.45 per pound. The closing market prices of silver, gold, lead, and zinc on October 24, 2017 were $17.04 per ounce, $1,276 per ounce, $1.12 per pound, and $1.47 per pound, respectively.

Silver, gold, lead and zinc prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate silver, gold, lead or zinc, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals and base metals, have become significant holders of gold, silver, lead and zinc. Silver and gold prices are also affected by prevailing interest rates and returns on other asset classes, expectations regarding inflation and governmental decisions regarding precious metals stockpiles.

Because the Company derives a significant portion of its revenues from sales of silver and gold, and to a lesser extent, lead and zinc as a result of the Silvertip acquisition, its results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices and, to a lesser extent, lead and zinc prices, would materially and adversely affect the Company’s results of operations and cash flows. Additionally, if market prices for silver, gold, lead and zinc decline further or remain at current or lower levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may continue to incur losses.

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

The agreements governing the Company’s outstanding indebtedness include a number of significant negative covenants. These covenants, among other things:

•	limit the Company’s ability to obtain additional financing, repurchase outstanding equity or issue debt securities;

•	require the Company to meet certain financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio;

•
require a portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•
limit the Company’s ability to sell, transfer or otherwise dispose of assets, enter into transactions with and invest capital in affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, consolidate, amalgamate, merger or sell all or substantially all of the Company’s assets;

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

As of September 30, 2017, the Company had approximately $288.9 million of outstanding indebtedness. On October 12, 2017, the Company borrowed $100.0 million under the Facility. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver, gold, lead and zinc. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

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

Item 5.         Other Information

None.

Item 6.        Exhibits

2.1
Arrangement Agreement, dated September 10, 2017, among Coeur Mining, Inc., 1132917 B.C. Ltd., JDS Silver Holdings, Ltd. and Silvertip Resources Investment LLC (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017 (File No. 001-08641)).

10.1
Credit Agreement, dated September 29, 2017, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017 (File No. 001-08641)).

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
**    The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	October 25, 2017	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	October 25, 2017	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 25, 2017	/s/ Mark Spurbeck
MARK SPURBECK
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)