Form 10-K
period 2017-12-31
Coeur Mining, Inc.
filed 2018-02-07
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
$1,538,261,285
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 5, 2018, 185,442,526 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”) is a gold and silver producer, as well as a zinc and lead producer after the acquisition of Silvertip (as defined below), with mines located in the United States, Canada, Mexico, and Bolivia and exploration projects in the United States and Mexico. The Company operates the Palmarejo complex, and the Rochester, Kensington, Wharf, Silvertip (acquired in October 2017; expected to commence production in the first quarter of 2018) and San Bartolomé mines. The Company’s principal sources of revenue are its operating mines. As described below, in December 2017, the Company entered into an agreement to sell 100% of the shares of Empresa Minera Manquiri S.A. (“Manquiri”), the operator of the San Bartolomé mine. As a result, the Company presents San Bartolomé as a discontinued operation for all periods presented. In this Annual Report on Form 10-K (this “Report” or “Form 10-K”), the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 22 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations below.
Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d’Alene Mines Corporation. On May 16, 2013, Coeur changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), which operates (1) the Palmarejo processing facility (since 2009); (2) the Guadalupe underground mine (since 2015), located about eight kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine (since 2016), located approximately 800 meters northeast of the Guadalupe underground mine, and (4) other nearby deposits and exploration targets (together, the “Palmarejo complex”). The Palmarejo complex produced 7.2 million ounces of silver and 121,569 ounces of gold in 2017.

•
Coeur owns 100% of Coeur Rochester, Inc. (“Coeur Rochester”), which has operated the Rochester mine, a silver and gold surface mining operation located in northwestern Nevada, since 1986. The Rochester mine produced 4.7 million ounces of silver and 51,051 ounces of gold in 2017.

•
Coeur owns 100% of Coeur Alaska, Inc. (“Coeur Alaska”), which has operated the Kensington mine, an underground gold mine located north of Juneau, Alaska since 2010. Kensington produced 115,094 ounces of gold in 2017.

•
Coeur owns 100% of Wharf Resources (U.S.A.), Inc. (“Wharf”), which operates the Wharf mine, an open-pit gold mine located near Lead, South Dakota. The Wharf mine is located in the Black Hills mining district of South Dakota and has been in production for over 30 years, during which it has produced over 2.2 million ounces of gold. Coeur acquired Wharf in February 2015. The Wharf mine produced 95,372 ounces of gold in 2017.

•
Coeur owns 100% of Coeur Silvertip Holdings Ltd. (“Silvertip”), which operates the underground Silvertip silver-zinc-lead mine located in northern British Columbia, Canada. Coeur acquired Silvertip in October 2017. The Silvertip mine is expected to commence production in the first quarter of 2018.

•
Coeur owns 100% of Manquiri, a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in 2008. The San Bartolomé mine produced 4.3 million ounces of silver in 2017. In December 2017, Coeur and certain of its subsidiaries entered into a Share Purchase Agreement (the “Manquiri Agreement”) for the sale by Coeur and its subsidiaries of 100% of the issued and outstanding shares of Manquiri (the “Manquiri Divestiture”). Coeur expects to close the sale of Manquiri during the first quarter of 2018.

•	Coeur owns 100% of the La Preciosa silver-gold exploration project in the State of Durango, Mexico.

•	Coeur has made strategic equity investments in other early-stage precious metals companies.

•	Coeur has an interest in exploration-stage properties throughout North America.
For financial and geographic information regarding our operating segments, see Note 3 to the consolidated financial statements.

SILVER, GOLD, ZINC, AND LEAD PRICES
The Company’s operating results are substantially dependent upon the market prices of silver and gold, and to a lesser extent zinc and lead following the Silvertip acquisition, which fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth the high and low prices of each metal published by the London Bullion Market Association (“LBMA”) for silver and gold and the London Metal Exchange (“LME”) for zinc and lead:

	Year Ended December 31,
	2017		2016		2015
	High	Low	High	Low	High	Low
Silver (per oz.)	$18.56	$15.22	$20.71	$13.58	$18.23	$13.71
Gold (per oz.)	$1,346	$1,151	$1,366	$1,077	$1,296	$1,049
Zinc (per lb.)	$1.53	$1.10	$1.31	$0.66	$1.10	$0.67
Lead (per lb.)	$1.17	$0.91	$1.14	$0.73	$0.98	$0.71
MARKETING
The Company’s mining operations produce silver and/or gold doré and gold concentrate. The Company uses a geographically diverse group of third-party refiners and smelters in the United States and China. The Company will produce zinc, lead, and silver concentrate when Silvertip commences production.
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has eight trading counterparties at December 31, 2017. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 78%, 74%, and 72% of total metal sales for the years ended December 31, 2017, 2016, and 2015, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and availability of alternative trading counterparties.
The Company's gold concentrate products from the Kensington mine are primarily sold to one smelter under a purchase and sale agreement, and the smelter pays the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington mine amounted to approximately 22%, 26%, and 27% of total metal sales for the years ended December 31, 2017, 2016, and 2015, respectively. While the loss of a smelter may have a material adverse effect if alternate smelters are not available or if the failure to engage a new smelter results in a delay in the sale or purchase of Kensington concentrate, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
HEDGING ACTIVITIES
The Company’s strategy is to provide stockholders with exposure to silver and gold prices by selling silver and gold production at market prices. The Company also plans to sell zinc and lead concentrate when the Silvertip mine commences production in the first quarter of 2018. The Company may enter into short-term derivative contracts to protect the selling price for certain anticipated silver, gold, zinc and lead production and to manage risks associated with foreign currencies. For additional information see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 12 -- Derivative Financial Instruments in the notes to the consolidated financial statements.
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

Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2017, $118.8 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $2.0 million was accrued at December 31, 2017. These amounts are included in Reclamation on the Consolidated Balance Sheet.
U.S. Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations, tailings, and waste disposal areas, as well as upon mine closure, in Alaska, Nevada, and South Dakota under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act and state law equivalents. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in U.S. federal or state laws or regulations could have a material adverse effect upon the Company and its results of operations.
U.S. Mining Legislation
A portion of the Company’s U.S. mining properties are on unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended (the “Mining Law”), under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of the Company’s U.S. operations could be materially adversely affected. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management (“BLM”) have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.
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
Foreign Government Regulations
Mexico, where the Palmarejo complex and the La Preciosa exploration project are located, and Canada, where the Silvertip mine is located and Bolivia, where the San Bartolomé mine is located, have all adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process requires a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate the Palmarejo complex and the San Bartolomé mine and to carry out the current scope of activities at the Silvertip Mine, and has received all permits necessary for the exploration activities being conducted at its other non-U.S. properties.
Maintenance of Claims
United States
At mining properties in the United States, including the Rochester, Kensington, and Wharf mines, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law, it is necessary to pay to the Secretary of the Interior, on or before September 1st of each year, a claim maintenance fee of $155 per unpatented federal claim. This claim maintenance fee is in lieu of the assessment work requirement contained in applicable mining laws. In addition, Nevada holders of unpatented federal mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $12.00 per claim. In South Dakota, holders of unpatented federal mining claims are required to pay the county recorder of the county in which the claim is situated an annual fee of $0.25 per claim. In Alaska, the Company is required to pay a variable, annual rental fee for State claims and a State upland mining lease based on the age of the claim or claims converted to the upland mining lease. Annual labor must also be performed or an annual payment in lieu of annual labor must be paid to the State of Alaska for State claims and upland mining leases. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes.
Mexico
In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining, which belongs to the Ministry of Economy of the Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including ejidos (communal owners of land recognized by the federal laws in Mexico), villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year, evidencing previous calendar year mining investment and works. Annual reports, detailing technical and statistical information and production results, must be submitted during the first 30 business days of the following year for each concession or group of concessions bearing production and all concessions over six years of age. Bi-annual mining duties are payable in January and July of each year and, based on amount of surface of each mining concession, holders of mining concessions must also pay annually and no later than the last business day of March a special mining fee based on 7.5% of the income before interest and certain other permitted deductions derived from the transfer or sale of minerals, plus 0.5% of gross revenues from sales of gold, silver and platinum. Failure to pay any of these duties and submit the required reports could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, such as filing technical reports and ground support.
Canada (British Columbia)
Mineral claims and mining leases in British Columbia are regulated by the provincial government under the Mineral Tenure Act. Mineral claims are initially valid for one year after recording. To maintain a claim, the recorded holder must, on or before the expiry date of the claim, either perform exploration and development work on that claim (or contiguous block of claims) and register such work, or register a payment instead of exploration and development work. Only work prescribed by regulation is acceptable for registration. The value of exploration and development work required to maintain a mineral claim for one year is CAD5/hectare (“ha”) for each of the first and second years, CAD10/ha for each of the third and fourth years, CAD15/ha for each of the fifth and sixth years, and CAD20/ha for each subsequent year. If a payment is made instead of performing exploration and development work, the payment must be double the value of the required work. The recorded holder of a mineral claim is allowed to produce a very limited amount of mineralized material. For production in excess of these limits, a mining lease is required. Mining leases in British Columbia are generally issued for a term of 30 years, and renewal terms are available. An annual rental payment of CAD20/ha is required to maintain a mining lease. There are no annual work requirements for mining leases. Before any mechanical disturbance of the surface of the ground is performed by, or on behalf of, the recorded holder, the necessary approvals and permits under the Mineral Tenure Act must be obtained. Mines in production are subject to taxation by the provincial government.
Bolivia
The Bolivian state owns the mining rights at San Bartolomé. The Bolivian state-owned mining organization, Corporación Minera de Bolivia (“COMIBOL”), is the underlying manager of all of the mining rights relating to the San Bartolomé mine. Bolivia’s ownership derives from the Supreme Decree 3196 issued in October 1952, when the government nationalized most of the mines in Potosí. COMIBOL has leased the mining rights for the surface silver and tin bearing sediment to several Potosí cooperatives. The cooperatives have subleased their mining rights to Coeur’s subsidiary, Manquiri, through a series of “joint venture” contracts (“JV Agreements”). In addition to those agreements with the cooperatives, Manquiri holds additional mining rights under lease agreements directly with COMIBOL. All of Manquiri’s mining and surface rights collectively constitute the San Bartolomé mine. In response to conflicts between local mining cooperatives and the Bolivian government, on September 1, 2016, the Bolivian government issued Supreme Decree No. 2891, and on October 24, 2016, Law 845, which impose tighter restrictions on mining cooperatives, including reversion of mining areas leased to the mining cooperatives by COMIBOL that are subject to JV Agreements, leases or subleases with third parties to the Bolivian state. Although Bolivian government officials have made public statements that the decree will not impact Manquiri’s ability to continue operations in the areas subject to the JV Agreements and the JV Agreements continue to be formally in existence, any cancellation of leases between COMIBOL and the applicable mining cooperatives and/or the JV Agreements will require negotiation of and entry into contracts directly with

COMIBOL to continue mining operations at the affected areas. In January 2017, an interim permit was granted to Manquiri allowing for continuation of mining operations in the areas subject to the JV Agreements pending negotiation of contracts directly with COMIBOL. For additional information regarding the maintenance of its claims to the San Bartolomé mine, see “Item 2. Properties - Silver and Gold Mining Properties, Bolivia-San Bartolomé.”

EMPLOYEES
The number of full-time employees of the Company at December 31, 2017 was:

U.S. Corporate and Other	74
Wharf Mine	207
Rochester Mine	286
Silvertip Mine	167
Kensington Mine	367
Palmarejo Complex	878
San Bartolomé Mine(1)	278
Total	2,257

(1)
Manquiri maintained a labor agreement in South America with Sindicato de Trabajadorés Mineras de la Empresa Manquiri S.A. at the San Bartolomé mine in Bolivia in 2017, which remains in effect for 2018. At December 31, 2017, approximately 7% of the Company’s global labor force was covered by collective bargaining agreements, consisting entirely of employees at San Bartolomé.

BUSINESS STRATEGY AND COMPETITIVE STRENGTHS

Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed, and operated a portfolio of operating mines since its founding in 1928. In 2017, we had production from continuing operations of 12.1 million ounces of silver and 383,086 ounces of gold at costs applicable to sales of $10.70 per silver equivalent ounce1 ($9.66 per average spot silver equivalent ounce) at primary silver mines and $822 per gold equivalent ounce1 at primary gold mines.

Silver Production                     Gold Production
(Continuing Operations) (Continuing Operations)

Costs Applicable to Sales per Silver Equivalent Oz1      Costs Applicable to Sales per Gold Equivalent Oz1

All-in Sustaining Costs per Silver Equivalent Oz 60:11      All-in Sustaining Costs per Silver Equivalent Oz Spot1
(1) See Non-GAAP Financial Performance Measures.

Operating and commodity diversity
The Company’s silver and gold production comes from five operating mines and an additional mine, which is expected to commence production of silver, zinc and lead in the first quarter of 2018. The Company operates the Palmarejo silver and gold complex in Mexico, the Silvertip silver-zinc-lead mine in Canada, the Kensington gold mine in Alaska, the Wharf gold mine in South Dakota, the Rochester silver and gold mine in Nevada, and the San Bartolomé silver mine in Bolivia (the Company expects to complete the Manquiri Divestiture during the first quarter of 2018).

The Company’s metal sales breakdown by operating mine in continuing operations and metal is set out below:
2017 Silver Sales by Mine (millions of ounces)          2017 Gold Sales by Mine (ounces)
Experienced management team
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
Capitalizing on prior development program
The Company has spent significant capital in developing or expanding its four 100%-owned operating mines that remain as continuing operations. The following table provides the percentage contribution to the Company’s total revenues:

	Percentage of Total Revenues For The Year Ended December 31,
Mine/Location	2017	2016	2015	2014	2013
Palmarejo Complex, Mexico	38%	24%	30%	47%	54%
Kensington Mine, United States	22	26	26	26	25
Rochester Mine, United States	22	24	26	24	20
Wharf Mine, United States(1)	18	24	15	—	—
Coeur Capital(2)	—	2	3	3	1
	100%	100%	100%	100%	100%

(1)	Acquired February 2015.

(2)	Primarily the Endeavor Silver Stream (Australia).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding the Manquiri Divestiture, and timing for commencement of production at Silvertip, mineral reserve and mineralized material estimates, exploration efforts, drilling, development at Kensington and Palmarejo, estimated production, costs, capital expenditures, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, operational excellence, cost reduction initiatives, capital discipline, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risk that the Manquiri Divestiture is not completed on a timely basis or at all, (iii) the risk that commencement of commercial production at Silvertip will be delayed, (iv) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (v) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (vi) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vii) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (viii) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (ix) changes that could result from the Company’s future acquisition of new mining properties or businesses, (x)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (xi) the effects of environmental and other governmental regulations, (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Reserves, Resources and Mineralized Material

Coeur Mining, Inc. is subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves according to two different standards.  Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). The definitions of NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum.  U.S. reporting requirements, however, are governed by Securities and Exchange Commission (“SEC”) Industry Guide 7 (“Guide 7”). Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody different approaches and definitions.  Under Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.

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

In this Annual Report on Form 10-K (“Form 10-K”) and in our other filings with the SEC, we modify our estimates made in compliance with NI 43-101 to conform to Guide 7 for reporting in the United States.  In this Form 10-K, we use the term “mineralized material” to describe mineralization in mineral deposits that do not constitute “reserves” under U.S. standards.  “Mineralized material” is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.  We provide disclosure of mineralized material to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.  We caution you not to assume that all or any part of mineralized material will ever be converted into Guide 7 compliant reserves.

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

The Company’s results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold, and, following the Silvertip acquisition, other commodities including zinc and lead, which are volatile and beyond the Company’s control.

Silver, gold, zinc and lead are actively traded commodities, and their prices are volatile. During the twelve months ended December 31, 2017, the price of silver ranged from a low of $15.22 per ounce to a high of $18.56 per ounce, the price of gold ranged from a low of $1,151 per ounce to a high of $1,346 per ounce, the price of zinc ranged from a low of $1.10 per pound to a high of $1.53 per pound, and the price of lead ranged from a low of $0.91 per pound to a high of $1.17 per pound. The closing market prices of silver, gold, zinc and lead on February 5, 2018 were $16.88 per ounce, $1,334 per ounce, $1.63 per pound, and $1.21 per pound, respectively.

Silver, gold, zinc and lead prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate silver, gold, zinc or lead, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals and base metals, have become significant holders of gold, silver, zinc and lead. Silver and gold prices are also affected by prevailing interest rates and returns on other asset classes, expectations regarding inflation and governmental decisions regarding precious metals stockpiles.

Because the Company derives a significant portion of its revenues from sales of silver and gold and, to a lesser extent, zinc and lead as a result of the Silvertip acquisition during the fourth quarter of 2017, its results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices and, to a lesser extent, zinc and lead prices, would materially and adversely affect the Company’s results of operations and cash flows. Additionally, if market prices for silver, gold, zinc and lead decline and remain at lower levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may continue to incur losses.

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

Because mines have limited lives based on proven and probable ore reserves, the Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and the opportunistic acquisition or development of new mining properties, such as the Company’s recent Silvertip acquisition.

While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. In addition, the Company has acquired several mining properties in recent years, namely, the Silvertip silver-zinc-lead mine, the Wharf gold mine and the properties held by Paramount Gold & Silver Corp. which are now part of the Palmarejo complex, and has significantly expanded its near-mine exploration program. The Company cannot assure that it will be able to successfully expand and develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.

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

In addition, the Silvertip acquisition was funded, in part, with funds drawn under the Company’s revolving credit facility, resulting in increased interest expense. In connection with any future acquisition, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing stockholders. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions or any mine development, may negatively affect results of operations.

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

The Company is an international company and is exposed to political and social risks associated with its foreign operations.

A significant portion of the Company’s revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control and could result in increased costs, capacity constraints and potential disruptions to the Company’s business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which the Company, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. The right to import and export silver and gold may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on the Company’s business, financial condition, or future prospects. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.

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

The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities, including indigenous peoples who may have rights or may assert rights to certain of the Company’s properties, and other stakeholders in its operating locations. The Company believes its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, the Company seeks to maintain its partnerships and relationships with local communities, including indigenous peoples, and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding the Company’s ongoing efforts, local communities and stakeholders can become dissatisfied with its activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against it. Any such occurrences could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

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

The Company sells silver and gold doré, gold concentrate, and expects to sell its silver, zinc and lead concentrates in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could also adversely affect the Company’s results of operations.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. The Company’s results of operations and financial position may be adversely affected by inaccurate estimates.

The ore reserve figures presented in the Company’s public filings are estimates made by the Company’s technical personnel and independent mining consultants with whom the Company contracts. Reserve estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and silver, gold, zinc and lead market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver, gold, zinc and lead market prices are subject to great uncertainty as those prices fluctuate widely and have fallen significantly at times over the past several years. Declines in the market prices of silver, gold, zinc or lead may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.

The Company’s estimates of future production, costs, and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.

The Company has in the past, and may in the future, provide estimates and projections of its future production, costs and financial results. Any such information is forward-looking. Neither the Company’s independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Such estimates are made by the Company’s management and technical personnel and are qualified by, and subject to the assumptions, contained or referred in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralized material, the Company’s costs of production, the market prices of silver, gold, zinc and lead, the Company’s ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits, the state of government and community relations, and its compliance with existing and future laws and regulations. The Company sometimes states possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any such production, cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made and undue reliance should not be placed on them.

The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.

As of February 5, 2018, the Company had approximately $411.3 million of outstanding indebtedness. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of silver, gold, zinc and lead. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. The agreements governing the Company’s outstanding indebtedness restrict the Company’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict its ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.

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

•
limit the Company’s ability to sell, transfer or otherwise dispose of assets, enter into transactions with and invest capital in affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, consolidate, amalgamate, merge or sell all or substantially all of the Company’s assets;

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

The Company currently sells its gold concentrates from the Kensington mine to one third-party smelter in China. The loss of this smelter could have a material adverse effect on the Company if alternative smelters are unavailable. The Company cannot ensure that alternative smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

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

Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Changes in existing laws (including recent changes to U.S. tax laws), possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.

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

Some of the mining wastes from the Company’s U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault, and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, and in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota. In addition, proposed CERCLA regulations requiring mining companies to obtain supplemental financial assurance could, if adopted, have a material adverse effect on results of operations and cash flows.

Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada, Alaska and South Dakota. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in greenhouse gas emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows.

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

In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within the Company’s control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the cost and time required to obtain or renew permits may exceed the Company’s expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company’s revenues and future growth. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects the Company’s operations.

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

The significant and sustained decline in gold and silver prices in recent years caused the Company to write down certain of its long-lived assets and, in the future, declines in relevant metal prices could cause one or more of the Company’s mining properties to become less profitable, which could require the Company to record additional write-downs of long-lived assets. Such write-downs may adversely affect the Company’s results of operations and financial condition.

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

In prior years, the Company’s assessment of the recoverability of its long-lived assets resulted in write-downs in the Company's Statement of Comprehensive Income (Loss) and reduced the carrying value of Mining properties and Property, plant, and equipment on the Company’s balance sheet. See Note 4 -- Write-Downs in the notes to the Consolidated Financial Statements for further detail.

If there are further significant and sustained declines in relevant metal prices, or if the Company fails to control production and operating costs or realize the mineable ore reserves at its mining properties, the Company may terminate or suspend mining operations at one or more of its properties. These events could require a further write-down of the carrying value of the Company’s assets. Any such actions would adversely affect the Company’s results of operations and financial condition.

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

From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of silver, gold, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments.

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

The Company has in the past entered into, and may in the future enter into, arrangements under which it (or a mine acquired by the Company) has agreed to make royalty or similar payments to lenders or other third parties in amounts that are based on expected production and price levels for silver or gold. The Company enters into such arrangements when it concludes that they provide it with necessary capital to develop a specific mining property or to achieve other business objectives. Royalty or similar payment obligations, however, can limit the Company’s ability to realize the full effects of rising gold or silver prices and may require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.

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

At December 31, 2017, unions represented approximately 7% of the Company’s global workforce, all of which were comprised of workers at the San Bartolomé mine in Bolivia. Manquiri has a labor agreement at the San Bartolomé mine which is in effect for 2018. The Company cannot predict whether this agreement will be renewed on similar terms or at all, whether future labor disruptions will occur or, if disruptions do occur, how long they will last.

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

In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, federally recognized agrarian communities called ejidos control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While the Company has agreements or is in the process of negotiating agreements with the ejidos that impact all of its projects in Mexico, some of these agreements may be subject to renegotiation.

Continuation of the Company’s mining operations is dependent on the availability of sufficient and affordable water supplies.

The Company’s mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, the Company’s properties in Mexico are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on the Company’s ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of the Company’s operating mines currently has sufficient water rights and claims to cover its operational demands, the Company cannot predict the potential outcome of pending or future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control, such as the drought conditions in Bolivia that have significantly negatively impacted 2017 operations at the San Bartolomé mine. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct the Company’s operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in the Company’s inability to maintain production at current or expected levels, require the Company to curtail or shut down mining production and could prevent the Company from pursuing expansion or development opportunities, which could adversely affect the Company’s results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which the Company operates which could also limit access to sufficient water resources, thus adversely affecting the Company’s operations.

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

The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of the Company’s existing stockholders’ equity ownership. The Company is authorized to issue, without stockholder approval, 10.0 million shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. If the Company issues additional equity securities, the price of its common stock may be materially and adversely affected.

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

The Company’s operations in Bolivia are subject to political risks.

Until the Manquiri Divestiture closes, the Company remains subject to political risks associated with operating in Bolivia. In response to conflicts between local mining cooperatives and the Bolivian government, on September 1, 2016, the Bolivian government issued Supreme Decree No. 2891, and on October 24, 2016, Law 845, which impose tighter restrictions on mining cooperatives, including reversion of mining areas leased to the mining cooperatives by COMIBOL that are subject to joint venture agreements, leases or subleases with third parties to the Bolivian state. The Company’s wholly-owned subsidiary, Manquiri is currently party to various JV Agreements with local cooperatives and has also entered in to mining contracts directly with COMIBOL (which are not impacted by the decree). Although Bolivian government officials have made public statements that the decree will not impact Manquiri’s ability to continue operations in the areas subject to the JV Agreements and the JV Agreements continue to be formally in existence, any cancellation of leases between COMIBOL and the applicable mining cooperatives and/or the JV Agreements will require negotiation of and entry into contracts directly with COMIBOL to continue mining operations at the affected areas, which could have an adverse impact on financial condition, results of operations and cash flows. In January 2017, an interim permit was granted to Manquiri allowing for continuation of mining operations in the areas subject to the JV Agreements pending negotiation of contracts directly with COMIBOL.

In addition, the potential effects of the Bolivian mining law enacted in 2014 remain uncertain until the regulations implementing the law are accompanied by a new contractual structure. The law regulates royalties and provides for mining contracts with the government rather than concession holding. The regulations promulgated under the new mining law may mandate a renegotiation of the terms of Manquiri’s existing contracts with COMIBOL, this could materially adversely affect the profitability and cash flow of Manquiri’s operations in Bolivia.

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

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties

MINING PROPERTIES
Coeur Mining’s significant production and development properties are described below. Operating statistics are presented in the section entitled “Operating Statistics” below.
Mexico — Palmarejo

The Palmarejo complex consists of (1) the Palmarejo processing facility; (2) the Guadalupe underground mine, located about eight kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine, located approximately 800 meters northeast of the Guadalupe underground mine; and (4) other nearby deposits and exploration targets. The Palmarejo complex is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua. Silver and gold production from the Palmarejo complex was approximately 7.2 million ounces and 121,569 ounces in 2017, respectively. At December 31, 2017, we reported 47.0 million ounces of silver reserves and 706,000 ounces of gold reserves at the Palmarejo complex.
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
A portion of the Palmarejo complex (which excludes the properties acquired in the 2015 Paramount Gold & Silver Corp. acquisition) is subject to a gold stream agreement with a subsidiary of Franco-Nevada Corporation pursuant to which Coeur Mexicana sells 50% of applicable gold production for the lesser of $800 or spot price per ounce.
USA (Nevada)  — Rochester
The Rochester mine, and associated heap leach facilities, is an open pit silver and gold mine located in Pershing County, Nevada, approximately thirteen miles northeast of the city of Lovelock. The Company owns 100% of the Rochester mine through Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. The Rochester mine is fully supported with electricity, supplied by a local power company on their public grid, telephone and radio communications, production water wells, and processing, maintenance, warehouse, and office facilities. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.5% for silver, depending on the ore being leached, and 92.5% for gold. Silver and gold production from Rochester was approximately 4.7 million ounces and 51,051 ounces in 2017, respectively. At December 31, 2017, we reported 117.6 million ounces of silver reserves and 757,000 ounces of gold reserves at the Rochester mine.
Coeur Rochester lands consist of approximately 16,494 net acres, which encompasses 733 Federal unpatented lode claims, appropriating approximately 11,075 net acres of Public Land, 21 patented lode claims, consisting of approximately 357 acres, interests owned in approximately 4,794 gross acres of additional real property and certain rights in and to approximately 269 acres, held either through lease, letter agreement or license.
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
Coeur Rochester was obligated to pay a 3.4% NSR royalty on up to 39.4 million silver equivalent ounces produced and sold from a portion of the Rochester mine (including stockpile ore, mineral processing facilities and mining claims located in the Sections set forth in the NSR royalty agreement) commencing January 1, 2014. In May 2017, the Company repurchased the Rochester royalty obligation.
USA (Alaska) — Kensington
The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company controls 100% of the mine through Coeur Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau. Gold production from the Kensington mine was 115,094 ounces in 2017. At December 31, 2017, we reported 520,000 ounces of gold reserves at the Kensington mine.
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

USA (South Dakota) — Wharf
The Wharf mine is located in the northern Black Hills of western South Dakota, approximately four miles south and west of the city of Lead, South Dakota. Access is established by paved road with power supplied by a local power company. Coeur acquired the Wharf mine in 2015 and owns all of the issued and outstanding equity interests in Wharf and its wholly-owned subsidiary, Golden Reward Mining Limited Partnership (“Golden Reward”), the owners of the Wharf mine. Gold production from the Wharf mine was 95,372 ounces in 2017. At December 31, 2017, we reported 869,000 ounces of gold reserves at Wharf.
There are two contiguous property groups located at the Wharf mine; the Wharf Group and the Golden Reward Group, owned or controlled by wholly-owned subsidiaries of Coeur and Wharf Resources. The Wharf Group is generally described as the northern and western portions of the project, while the Golden Reward Group is generally described as the southern and eastern portion of the project.
The Wharf Group comprises 362 patented lode claims, 35 government lots, 123 subdivided lots, and 59 federal unpatented lode claims. The Wharf Group is comprised of approximately 3,599 net acres of surface, 652 net mineral acres where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres of non-Precambrian mineral estate, and

1,603 net mineral acres of Precambrian mineral estate and 287 net acres of federal unpatented lode claims. The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 34 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,563 net acres of surface estate, 2,987 net mineral acres of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres of Non-Precambrian mineral estate, 153 net mineral acres of Precambrian mineral estate and 25 net acres of federal unpatented lode claims.
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

Canada (British Columbia) — Silvertip
The Silvertip Mine is located in British Columbia, Canada and consists of sixty-four (64) contiguous mineral claims containing 36,485 hectares (90,155.58 acres) and one mining lease containing 1,464 hectares (3,617.62 acres). In total, the Silvertip mine covers an area of approximately 37,949 hectares (93,773 acres). All mineral claims are valid for one year after recording. To maintain a claim, the recorded holder must, on or before the expiry date of the claim, either perform exploration and development work on that claim (or contiguous block of claims) and register such work online, or register a payment instead of exploration and development work.
Coeur Silvertip maintains one mining lease which is also subject to the Mineral Tenure Act regulations. Coeur Silvertip’s mining lease covers 1,464 hectares (3,617.62 acres). Mining leases are held by making an annual rental payment of CAD20 per hectare. The mining lease expires 30 years after the grant date which, in this case, is September 1, 2045.
The Company is obligated to pay a 2.5% net smelter returns royalty payable to Maverix Metals, Inc. on all mineral products produced from the Silvertip Mine. The Company is also obligated to pay to Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 tons of mineralized material mined, and 1.00% thereafter, on all mineral leases that underlie the Silvertip Mine and that were in existence at April 11, 2016. The Company is party to a formal agreement with the Kaska Nation dated December 12, 2013, under which the Company is obligated to make an annual payment to the Kaska Nation that is calculated based on financial performance of the Silvertip mine and can increase or decrease based on the average price of silver for the relevant calendar year.

Bolivia — San Bartolomé
In December 2017, Coeur and certain of its subsidiaries entered into the Manquiri Agreement for the sale by Coeur and its subsidiaries of 100% of the issued and outstanding shares of Manquiri, which operates the San Bartolomé mine. Coeur expects to close the sale of Manquiri during the first quarter of 2018, subject to customary closing conditions.
The San Bartolomé silver mine, and associated milling operation, operated by Manquiri, is located on the flanks of the Cerro Rico mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and Manquiri’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. Silver production from the San Bartolomé mine was approximately 4.3 million ounces in 2017. At December 31, 2017, we reported 4.9 million ounces of silver reserves at the San Bartolomé mine.
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

The mineral and mining rights for the San Bartolomé mine are held through a mixture of JV Agreements, long-term lease agreements, and Autorizaciones Transitorias Especiales (similar to mining concessions) with seven independent mining cooperatives and the Bolivian state-owned mining organization COMIBOL. See “Item 1. Business - Government Regulation, Maintenance of Claims, Bolivia” for additional information. Manquiri controls three acres (one hectare) of land at San Bartolomé, around Cerro Rico, through these agreements and Autorizaciones Transitorias Especiales. The San Bartolomé agreements expire between 2021 and 2028 and are generally subject to a production royalty payable partially to the cooperatives and partially to COMIBOL. The royalty rate is 3% at silver prices below $4 per ounce and 6% at prices above $8 per ounce. Manquiri has additional mining rights, known as the Plahipo project, which include the mining rights to oxide dumps adjacent to the original property package. The oxide dumps included in the Plahipo project are subject to a sliding scale royalty payable to COMIBOL that is a function of silver price. Manquiri incurred royalty payment obligations to COMIBOL and the Cooperatives for these mining rights totaling $1.7 million and $2.8 million for the years ended 2017 and 2016, respectively.

NEAR-MINE EXPLORATION
Exploration expense from continuing operations was $30.3 million, $12.9 million, and $11.5 million in 2017, 2016 and 2015, respectively. Capitalized drilling from continuing operations was $11.6 million in 2017 and $12.4 million in 2016. Coeur’s exploration program completed over 654,750 feet (199,750 meters) of combined core and reverse circulation drilling in 2017.
Mexico - Palmarejo
Exploration focused primarily on the expansion of the Guadalupe and Independencia underground mines, and several new discoveries including the Zapata and Nación-Dana vein deposits. Additionally, several new veins were discovered and are expected to be drilled with a focus on conversion to mineralized material in 2018. Exploration expense of $11.9 million related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (216,662 feet or 66,039 meters). Capitalized drilling of $3.7 million related to infill resource conversion drilling in the Guadalupe and Independencia ore bodies (72,061 feet or 21,694 meters).
The Company expects $10.0 million of exploration expense in 2018 to discover and expand mineralization near Guadalupe and Independencia mines, mainly focused on expansion of northern portions of Independencia, expansion of southern portions of Nación-Dana, expansion of southern portions La Bavisa vein, and resource growth of new veins located west and east of the Guadalupe mine. Additionally, the Company is planning to spend $4.7 million of conversion drilling in the Guadalupe and Independencia ore bodies.
USA (Alaska) - Kensington
Exploration expense of $8.6 million consisted of 77,730 feet (23,692 meters) while $5.7 million of conversion drilling completed 61,939 feet (18,879 meters) to expand and define mineralization in the main Kensington and Raven deposits. Exploration focused on testing new veins in the district as well as expansion of the high-grade Jualin deposit, which became the focus of a revised preliminary economic assessment in April 2015. Capitalized drilling was directed at infill drilling in the southern and deeper portions of the main Kensington deposit as well as the Raven vein. In 2018, the Company expects $3.5 million in exploration expense for additional discovery or expansion of mineralized material at Thomas-Comet-Seward, Jualin, upper Raven and lower Kensington, and $5.7 million of resource conversion drilling at Jualin, middle and upper Kensington.
USA (South Dakota) - Wharf
Conversion drilling of $1.0 million completed 30,490 feet (9,293 meters) of drilling primarily within the Portland Main deposit with only a limited amount of exploration discovery drilling (1,290 feet or 393 meters) at Bald Mountain. In 2018, the Company expects exploration expense of $0.2 million to continue drilling at Bald Mountain target, and $0.9 million to complete conversion drilling in the Portland Main and Portland Ridge layback areas.

USA (Nevada) - Rochester
Exploration expense was $1.4 million and capitalized drilling was $1.3 million. Exploration expense consisted of 25,620 feet (7,809 meters) testing areas near Packard Pit, in the South Charlie target area and the new East Rochester deposit, while conversion drilling consisted of 23,238 feet (7,083 meters) mainly within the main Rochester Pit deposit. In 2018, the Company expects $0.5 million of exploration expense to drill testing several targets around Rochester, including condemnation drilling in support of the next planned leach pads. Additionally, $1.9 million in conversion drilling is planned to infill South, North and East Rochester mineralized material.
Canada (British Columbia) - Silvertip
At Silvertip, underground development drilling began early during the fourth quarter and targeted conversion of mineralized material, while underground access was undergoing preparation for multiple drill rigs in 2018. The Company expects to spend $10.0 million on conversion of mineralized material and expansion drilling south and southeast of the Silver Creek mineralized material.
EARLY-STAGE EXPLORATION PROPERTIES
The Company invested $5.5 million completing target analysis and regional exploration with a focus on projects in Nevada, USA and La Morita, Mexico. A total of 29,185 feet (8,895 meters) of drilling was completed on two projects in the USA; Arabia, Nevada and Astoria, South Dakota, near Wharf. A total of 26,462 feet (8,066 meters) were drilled in Mexico at two projects; Todos Los Santos and La Morita, both in the state of Chihuahua. The Company began applying for drill permits on its lease/option agreement at the Mineral Hill Project, Wyoming, which it expects to receive late 2018. Additionally, four new option agreements were signed in 2017 near Tonopah, Nevada. The Company expects to invest $6.0 million in 2018 focused on new project reviews, drill target generation on existing projects and drilling at least four early-stage projects in USA and one in Mexico.
STREAMING AND ROYALTY INTERESTS
Australia - Endeavor
In July 2017, the Company sold its interest in a silver stream on the Endeavor mine. The Endeavor mine and associated mill facility is an underground silver and base metal operation in production since 1983 located in north-central New South Wales, Australia, about 30 miles (48 kilometers) northwest of the community of Cobar, accessible by paved road. The ore reserves at Endeavor are covered by five consolidated mining leases issued by the state of New South Wales to Cobar Operations Pty. Limited (“Cobar”), a wholly-owned subsidiary of CBH Resources Ltd., which in turn is a wholly-owned subsidiary of Toho Zinc Co. Ltd. The leases form a contiguous block of 10,121 acres in size and expire between 2019 and 2027. The mine employs bulk mining methods and utilizes a conventional flotation mill to produce a concentrate that is sold to a third-party smelter. Power to the mine and processing facilities is provided by the grid servicing the local communities. Silver production from Endeavor was approximately 0.1 million ounces in 2017. At July 1, 2016, we reported 2.6 million ounces of silver reserves at Endeavor.
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
In 2017, the Company produced a new geologic model and subsequently completed 77,648 feet (23,667 meters) of conversion drilling. A revised economic analysis is currently under review.

OPERATING STATISTICS

	Palmarejo			Rochester
	2017	2016	2015	2017	2016	2015
Ore tons milled/placed	1,498,421	1,078,888	1,616,668	16,440,270	19,555,998	16,414,302
Ore grade silver (oz./ton)	5.62	4.66	3.78	0.53	0.57	0.63
Ore grade gold (oz./ton)	0.09	0.08	0.05	0.003	0.003	0.003
Recovery/Ag oz. (%)	86.0	88.4	84.3	54.0	41.0	44.7
Recovery/Au oz. (%)	90.0	86.5	80.6	105.0	85.9	100.2
Silver produced (oz.)	7,242,082	4,442,164	5,148,612	4,713,574	4,564,138	4,630,738
Gold produced (oz.)	121,569	73,913	70,922	51,051	50,751	52,588
Costs applicable to sales per silver equivalent oz.(1)	$9.44	$10.72	$14.07	$13.15	$11.90	$12.41
Costs applicable to sales per average spot silver equivalent oz.(1)	$8.45	$9.73	$12.75	$12.04	$10.97	$11.32

	Kensington			Wharf
	2017	2016	2015	2017	2016	2015
Ore tons milled	668,727	620,209	660,464	4,560,441	4,268,105	3,600,279
Ore grade gold (oz./ton)	0.18	0.21	0.20	0.03	0.03	0.03
Recovery/Au oz. (%)	93.5	94.8	94.9	—	—	—
Gold produced (oz.)	115,094	124,331	126,266	95,372	109,175	78,132
Costs applicable to sales per gold equivalent oz.(1)	$922	$795	$803	$697	$606	$706

	San Bartolomé			Endeavor
	2017	2016	2015	2017	2016	2015
Ore tons milled	1,509,708	1,666,787	1,713,079	133,904	219,430	767,314
Ore grade silver (oz./ton)	3.17	3.69	3.75	1.58	2.48	1.87
Recovery/Ag oz. (%)	89.3	88.8	84.6	50.6	45.6	43.8
Silver produced (oz.)	4,269,649	5,468,898	5,436,353	107,026	247,998	629,167
Costs applicable to sales per silver equivalent oz.(1)	$17.44	$13.71	$13.80	$6.96	$6.56	$5.72
(1) See Non-GAAP Financial Performance Measures
PROVEN AND PROBABLE RESERVES

	Silver Reserves at December 31, 2017(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,571	3.81	5,978	9,414	4.36	41,033	10,985	4.28	47,011	88%
Rochester(5)	195,724	0.45	87,518	77,703	0.39	30,105	273,427	0.43	117,623	61%
San Bartolomé(6)	1,640	2.52	4,429	162	2.98	482	1,802	2.55	4,911	88%
Total Silver	198,935		97,925	87,279		71,620	286,214		169,545

	Gold Reserves at December 31, 2017(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Kensington(8)	1,284	0.202	254	1,389	0.197	266	2,673	0.199	520	95%
Palmarejo(4)	1,571	0.073	115	9,414	0.063	591	10,985	0.064	706	89%
Rochester(5)	195,724	0.003	598	77,703	0.002	159	273,427	0.003	757	92%
Wharf(9)	18,125	0.027	483	16,560	0.023	386	34,685	0.025	869	79%
Total Gold	216,704		1,450	105,066		1,402	321,770		2,852

	Silver Reserves at December 31, 2016(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,569	4.44	6,971	7,174	4.72	33,847	8,743	4.67	40,818	88%
Rochester(5)	143,686	0.48	68,369	101,118	0.43	43,676	244,804	0.46	112,045	61%
San Bartolomé(6)	5,563	3.32	18,485	765	3.48	2,659	6,328	3.34	21,144	88%
Endeavor(7)	476	2.48	1,181	753	1.92	1,449	1,229	2.14	2,630	50%
Total Silver	151,294		95,006	109,810		81,631	261,104		176,637

	Gold Reserves at December 31, 2016(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Kensington(8)	1,133	0.194	220	1,483	0.187	277	2,616	0.190	497	95%
Palmarejo(4)	1,569	0.080	126	7,174	0.065	466	8,743	0.068	592	89%
Rochester(5)	143,686	0.004	503	101,118	0.003	300	244,804	0.003	803	92%
Wharf(9)	9,453	0.031	294	15,581	0.022	345	25,034	0.026	639	95%
Total Gold	155,841		1,143	125,356		1,388	281,197		2,531

(1)	Certain definitions:
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

(2)
Assumed metal prices for proven and probable reserves were $17.50 per ounce of silver and $1,250 per ounce of gold. Assumed metal prices for estimated 2016 proven and probable reserves were $17.50 per ounce of silver and $1,250 per ounce of gold, except Endeavor at $1,800 per metric ton of lead, $2,200 per metric ton of zinc, and $20.00 per ounce of silver.

(3)	Mineral reserve estimates were prepared by the Company’s technical staff.

(4)	The cutoff grade for mineral reserves is 2.5 to 2.8 g/tonne AuEq.

(5)	The cutoff grade for mineral reserves is 0.53 oz/ton AgEq.

(6)	The cutoff grades for mineral reserves range from 81 to 107 g/tonne Ag based on material.

(7)	Effective at July 1, 2016, thus excluding additions or depletions through December 31, 2016. Mineral reserves were estimated with a cutoff grade of 7.0% combined lead and zinc.

(8)	The cutoff grade for mineral reserves is 0.14 oz/ton Au.

(9)	The cutoff grade for mineral reserves is 0.012 oz/ton Au.

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2017(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	15,410	3.77	0.048	—	—
San Bartolomé Mine, Bolivia(6)	4,106	3.41	—	—	—
Kensington Mine, USA(7)	4,349	—	0.271	—	—
Wharf Mine, USA(8)	8,760	—	0.023	—	—
Rochester Mine, USA(9)	311,455	0.39	0.002	—	—
Silvertip Mine, Canada(14)	3,096	10.20	—	6.64	9.48
La Preciosa Project, Mexico(11)	30,438	3.65	0.006	—	—
Total Mineralized Material	377,614

	Mineralized Material at December 31, 2016(1)(2)(3)(4)
	Tons (000s)		Silver Grade (oz./ton)		Gold Grade (oz./ton)
Palmarejo Mine, Mexico(5)	4,900	—	3.52	—	0.048
San Bartolomé Mine, Bolivia(6)	1,861	—	2.17	—	—
Kensington Mine, USA(7)	3,125	—	—	—	0.279
Wharf Mine, USA(8)	4,914	—	—	—	0.026
Rochester Mine, USA(9)	69,461	—	0.56	—	0.003
Endeavor Mine, Australia(10)	13,542	—	2.08	—	—
La Preciosa Project, Mexico(11)	38,974	—	2.96	—	0.005
Joaquin Project, Argentina(12)	10,252	—	5.02	—	0.004
Lejano Project, Argentina(13)	631	—	3.09	—	0.011
Total Mineralized Material	147,660

(1)
Assumed metal prices for estimated 2017 mineralized material were $20.00 per ounce of silver, $1,400 per ounce of gold, $1.15 per pound zinc, and $1.00 per pound lead. 2017 mineralized material effective December 31, 2017. Assumed metal prices for estimated 2016 mineralized material were $19.00 per ounce of silver and $1,275 per ounce of gold, except (a) Endeavor at $2,200 per tonne zinc, $1,800 per tonne lead and $20.00 per ounce of silver.

(2)	Estimated with mining cost parameters and initial metallurgical test results.

(3)	Resource estimates were completed by company technical staff, except for La Preciosa which was completed by an external consultant supervised by technical company staff.

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

(5)	Cutoff grades for mineralized material is 2.49 g/tonne AuEq.

(6)	Cutoff grades for mineralized material is 95 g/tonne.

(7)	The cutoff grade for mineralized material is 0.13 oz/ton Au.

(8)	The cutoff grade for mineralized material is 0.009 oz/ton Au.

(9)	The cutoff grade for mineralized material is 0.46 oz/ton AgEq.

(10)	Effective July 1, 2016. Prepared by CBH Resources Ltd. staff and reviewed by the Company’s technical staff.

(11)	The cutoff grade for mineralized material is 121.71 g/ton AgEq for underground, and 71.86 g/t for surface mining.

(12)	No changes were made to cutoff grades in 2016 for the Joaquin project.

(13)	No changes were made to cutoff grades in 2016 for the Lejano project.

(14)	The cutoff grade for mineralized material is 200 g/tonne AgEq.

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
The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock as reported by the New York Stock Exchange:

	2017		2016
	High	Low	High	Low
First Quarter	$12.02	$7.33	$5.80	$1.73
Second Quarter	$9.87	$7.86	$10.66	$5.55
Third Quarter	$9.38	$7.61	$15.98	$11.26
Fourth Quarter	$9.72	$6.78	$11.81	$8.72
2018
First Quarter through February 5, 2018	$8.61	$7.42
The Company has not paid cash dividends on its common stock since 1996. Future dividends, if any, will be determined by the Company’s Board of Directors and will depend upon the Company’s results of operations, financial condition, capital requirements and other factors.
On February 5, 2018, there were 185,442,526 outstanding shares of the Company’s common stock which were held by approximately 1,455 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2012 and ending December 31, 2017 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Detour Gold Corporation, Eldorado Gold Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, Royal Gold, Inc., SSR Mining, Inc., Tahoe Resources Inc., and Yamana Gold Inc. (“New Peer Group”). The Company formerly used a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold Inc., OceanaGold Corporation, Pan American Silver Corporation, Primero Mining Corp., Royal Gold, Inc., SSR Mining, Inc. (formerly known as Silver Standard Resources, Inc.), Stillwater Mining Company, and Tahoe Resources Inc. (“Old Peer Group”). The Company has determined that the New Peer Group is a more relevant group of companies for purposes of the comparison of cumulative total return contained in the performance graph.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2013	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017
Coeur Mining	44.11	20.77	10.08	36.95	30.49
S&P 500 Index	132.39	150.51	152.59	170.84	208.14
New Peer Group	52.60	49.70	43.53	66.21	71.63
Old Peer Group	57.68	58.90	47.57	74.38	77.71

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2016 and ending December 31, 2017 to the S&P 500 and the New Peer Group. The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Jan-17	Feb-17	Mar-17	Apr-17	May-17	June-17	July-17	Aug-17	Sept-17	Oct-17	Nov-17	Dec-17
Coeur Mining	128.16	94.50	88.89	99.67	102.09	94.39	91.09	96.26	101.10	83.50	83.83	82.51
S&P 500 Index	101.90	105.94	106.07	107.16	108.66	109.34	111.59	111.93	114.24	116.91	120.49	121.83
New Peer Group	113.77	105.23	105.81	107.59	110.81	107.66	110.48	119.68	110.17	105.49	102.20	108.39
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

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

		Year ended December 31,
		2017	2016	2015	2014	2013
Revenue		$709,598	$571,897	$561,407	$517,993	$604,273
Costs applicable to sales		440,260	335,375	403,827	388,286	376,836
Income (loss) from continuing operations		10,925	22,435	(287,811)	(1,097,650)	(671,741)
Income (loss) from discontinued operations		(12,244)	32,917	(79,372)	(89,224)	21,178
Net income (loss)		$(1,319)	$55,352	$(367,183)	$(1,186,874)	$(650,563)

Basic income (loss) per share:
Income (loss) from continuing operations		$0.06	$0.14	$(2.22)	$(10.72)	$(6.87)
Income (loss) from discontinued operations		$(0.07)	$0.21	$(0.61)	$(0.87)	$0.22
Basic	(0.05259987282)	$(0.01)	$0.35	$(2.83)	$(11.59)	$(6.65)

Diluted income (loss) per share:
Income (loss) from continuing operations		$0.06	$0.14	$(2.22)	$(10.72)	$(6.87)
Income (loss) from discontinued operations		$(0.07)	$0.20	$(0.61)	$(0.87)	$0.22
Diluted	(0.05259987282)	$(0.01)	$0.34	$(2.83)	$(11.59)	$(6.65)

	At December 31,
	2017	2016	2015	2014	2013
Total assets	$1,701,175	$1,318,909	$1,332,489	$1,436,569	$2,885,978
Reclamation and mine closure liabilities	$120,832	$88,701	$74,958	$63,042	$52,609
Debt, including current portion	$411,322	$210,637	$485,505	$453,358	$308,166
Stockholders’ equity	$814,977	$768,487	$421,476	$554,328	$1,730,567

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”,“our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a historical 60:1 ratio of silver ounces to gold ounces, unless otherwise noted. We also provide realized silver equivalent data determined by average spot silver and gold prices during the relevant period.
Overview
We are a gold and silver producer with mines located in the United States, Mexico, Canada, Bolivia and exploration projects in the United States and Mexico. The Palmarejo complex, Rochester, Kensington, Wharf and San Bartolomé mines constitute our principal sources of revenue.
In July 2017, the Company sold the Endeavor Silver Stream and our remaining portfolio of royalties. In October 2017, the Company added a mine to Coeur’s North America-focused platform with the acquisition of the high-grade silver-zinc-lead Silvertip mine located in northern British Columbia, Canada. The Silvertip mine is expected to commence production in the first quarter of 2018. In December 2017, Coeur and certain of its subsidiaries entered into the Manquiri Agreement relating to the divestiture of the San Bartolomé mine, which is expected to close during the first quarter of 2018. At December 31, 2017, we determined that the Manquiri Divestiture represents a strategic shift to a North America-focused mining portfolio that is expected to have a major effect on the entity's results and operations; therefore, the assets and liabilities for the San Bartolomé mine for all periods presented are included in the Consolidated Balance Sheets as held for sale and San Bartolomé’s results of operations as discontinued operations for all periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.
The Company's strategy is to discover, acquire, develop and operate low-cost silver and gold mines, which may include base metals such as zinc and lead, that produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities, reducing operating and non-operating costs, exercising consistent capital discipline, and efficient working capital management.
2017 Highlights

•
Production from continuing operations of 35.1 million silver equivalent ounces (excluding 4.3 million silver equivalent ounces produced at San Bartolomé), consisting of 12.1 million silver ounces and 383,086 gold ounces

•	Sales from continuing operations of 37.3 million silver equivalent ounces, consisting of 12.7 million silver ounces and 410,604 gold ounces

•	Net income from continuing operations of $10.9 million ($0.06 per share) and adjusted net income of $4.2 million ($0.02 per share) (see “Non-GAAP Financial Performance Measures”)

•
Costs applicable to sales from continuing operations were $10.70 per silver equivalent ounce ($9.66 per average spot silver equivalent ounce) and $822 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs from continuing operations were $15.95 per silver equivalent ounce ($13.86 per average spot silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow from continuing operations of $197.2 million and adjusted EBITDA from continuing operations of $203.3 million (see “Non-GAAP Financial Performance Measures”)

•	Cash and cash equivalents of $192.0 million at December 31, 2017

•
Acquired the Silvertip mine for initial consideration of $192.2 million, net of liabilities assumed. Additional consideration up to $50.0 million is payable contingent upon achieving specific future permitting and exploration milestones.

•
Established a $200.0 million secured revolving credit facility, which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement (as defined below)

•
Refinanced the remaining $178.0 million outstanding of the 7.875% Senior Notes due 2021 with $250.0 million of 5.875% Senior Notes due 2024, extending the maturity by over three years and providing additional cash to the balance sheet for approximately the same annual interest expense

•	Entered into the Manquiri Agreement to sell Manquiri, which operates the San Bartolomé mine. The transaction is expected to close in the first quarter of 2018, subject to customary closing conditions

•	Sold the Joaquin silver-gold exploration project for consideration of $27.4 million and retained a 2.0% NSR royalty

•	Sold Endeavor Silver Stream and our remaining portfolio of royalties for total consideration of $13.0 million
Selected Financial and Operating Results

	Year ended December 31,
	2017	2016	2015
Financial Results from Continuing Operations:
Metal sales	$709,598	$568,617	554,557
Net income (loss)	$10,925	$22,435	(287,811)
Net income (loss) per share, diluted	$0.06	$0.14	(2.22)
Adjusted net income (loss)(1)	$4,223	$15,601	(90,730)
Adjusted net income (loss) per share, diluted(1)	$0.02	$0.10	(0.70)
EBITDA(1)	$202,912	$142,612	(145,955)
Adjusted EBITDA(1)	$203,340	$194,880	117,680
Operating Results from Continuing Operations:
Silver ounces produced	12,126,217	9,359,444	10,464,261
Gold ounces produced	383,086	358,170	327,908
Silver equivalent ounces produced	35,111,377	30,849,644	30,138,741
Silver ounces sold	12,698,635	8,933,749	11,011,450
Gold ounces sold	410,604	338,131	335,882
Silver equivalent ounces sold	37,334,889	29,221,609	31,164,390
Average realized price per silver ounce	$16.96	$17.08	$15.49
Average realized price per gold ounce	$1,204	$1,230	$1,143
Costs applicable to sales per silver equivalent ounce(1)	$10.70	$11.23	$13.06
Costs applicable to sales per average spot silver equivalent ounce(1)	$9.66	$10.29	$11.90
Costs applicable to sales per gold equivalent ounce(1)	$822	$705	$768
All-in sustaining costs per silver equivalent ounce(1)	$15.95	$16.16	$16.68
All-in sustaining costs per average spot silver equivalent ounce(1)	$13.86	$14.05	$14.50
Financial and Operating Results from Discontinued Operations:
Income (loss) from discontinued operations	$(12,244)	$32,917	$(79,372)
Silver ounces produced	4,269,649	5,468,898	5,436,353
Gold ounces produced	358	—	—
Silver equivalent ounces produced	4,291,129	5,468,898	5,436,353
Silver ounces sold	4,240,901	5,411,057	5,495,369
Gold ounces sold	111	—	—
Silver equivalent ounces sold	4,247,561	5,411,057	5,495,369

(1)	See “Non-GAAP Financial Performance Measures.”

Consolidated Financial Results
2017 compared to 2016
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $10.9 million ($0.06 per share) compared to Net income of $22.4 million ($0.14 per share).  The decrease in Net income from continuing operations is primarily due to a significant tax benefit realized in 2016 and lower realized silver and gold prices, partially offset by a $21.1 million gain on the sale of the Joaquin project, lower interest expense, lower all-in sustaining costs per silver equivalent ounce and higher silver and gold production.
Revenue
Metal sales were higher due to higher silver and gold production, partially offset by a decrease in average realized silver and gold prices of 2% and 1%, respectively. The Company sold 12.7 million silver ounces and 410,604 gold ounces, compared to sales of 8.9 million silver ounces and 338,131 gold ounces. Gold contributed 70% of sales and silver contributed 30%, compared to 73% of sales from gold and 27% from silver. Metal sales were sourced primarily from North American operations.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver and gold ounces sold and higher costs applicable to sales per gold ounce. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $30.0 million or 26%, primarily due to higher silver and gold ounces produced at Palmarejo.
Expenses
General and administrative expenses increased 15% due to higher compensation, severance and professional service costs.
Exploration expense increased $17.4 million, due to the Company’s expansion of near-mine drilling at Palmarejo, Kensington and Rochester, and regional exploration focused on projects in Nevada and Mexico.
Pre-development, reclamation, and other expenses increased 31% due to additional work at La Preciosa and Silvertip acquisition costs.
Other Income and Expenses
In 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) concurrent with the completed offering of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) compared to losses of $21.4 million on extinguishment of debt in 2016.
Non-cash fair value adjustments, net, were a loss of $0.9 million compared to a loss of $11.6 million due to diminishing effects related to the Palmarejo gold production royalty which was terminated in the third quarter of 2016 and the Rochester royalty obligation which was terminated in the second quarter of 2017.
Interest expense (net of capitalized interest of $1.9 million) decreased to $16.4 million from $36.9 million, primarily due to lower average debt levels and the lower 2024 Senior Notes interest rate.
Other, net increased to $26.6 million, primarily due to a $21.1 million gain on the sale of the Joaquin project in Argentina and a $2.3 million gain on the repurchase of the Rochester royalty obligation.

Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2017	2016
Income and mining tax (expense) benefit at statutory rate	$(14,037)	$3,718
State tax provision from continuing operations	26	336
Change in valuation allowance	86,712	40,517
Effect of tax legislation	(88,174)	—
Percentage depletion	703	983
Uncertain tax positions	2,596	(8,829)
U.S. and foreign permanent differences	2,348	(2,652)
Foreign exchange rates	(14,180)	19,701
Foreign inflation and indexing	(2,346)	(670)
Foreign tax rate differences	2,929	120
Mining, foreign withholding, and other taxes	(11,274)	(11,052)
Other, net	5,699	—
Legal entity reorganization	—	(8,925)
Income and mining tax (expense) benefit	$(28,998)	$33,247
Income and mining tax expense of approximately $29.0 million results in an effective tax rate of 73% for 2017. This compares to income tax benefit of $33.2 million or effective tax rate of 308% for 2016. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The 2017 effective tax rate differs from 2016 primarily due to favorable operating results at Palmarejo contributing to higher income and mining tax expense and the 2016 completion of a legal entity reorganization to integrate recent acquisitions resulting in a valuation allowance release of $40.8 million.
The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, mining tax expense, full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, and uncertain tax positions. In addition, the Company's consolidated effective income tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in its consolidated effective tax rate. The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2017		2016
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$10,099	$(5,635)	$(13,299)	$(10,525)
Canada	(3,176)	979	(1,355)	(503)
Mexico	28,631	(25,958)	(5,268)	45,801
Other jurisdictions	4,369	1,616	9,110	(1,526)
	$39,923	$(28,998)	$(10,812)	$33,247
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
On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” which makes widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of our U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position will decrease as will the related valuation allowance. The net effect of the tax reform enactment on the financial statements is minimal.
While there are certain aspects of the new tax law that will not impact the Company based on its tax structure, such as the one-time transition tax on unremitted foreign earnings; there are other aspects of the law, which could have a positive impact on the Company’s future U.S. income tax expense, including the elimination of the U.S. corporate alternative minimum tax. However, uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.
Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income decreased $45.2 million, primarily due to lower production, higher unit costs and a tax benefit realized in 2016 with regard to San Bartolomé.
2016 compared to 2015
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $22.4 million ($0.14 per share) compared to Net loss of $287.8 million ($2.22 per share). The increase in Net income from continuing operations is primarily due to asset write-downs in 2015 and higher gold production, a reduction in deferred tax valuation allowances and other deferred tax benefits, higher average realized silver and gold prices, lower all-in sustaining costs per silver equivalent ounce, and lower interest expense, partially offset by lower silver production and unfavorable fair value adjustments.
Revenue
Metal sales increased due to a 10% and 8% increase in average realized silver and gold prices, respectively. The Company sold 8.9 million silver ounces and 338,131 gold ounces, compared to sales of 11.0 million silver ounces and 335,882 gold ounces. Gold contributed 73% of sales and silver contributed 27% compared to 69% of sales from gold and 31% from silver. Royalty revenue was lower due to the Company’s divestiture of non-core royalty assets throughout 2016 and the first half of 2017. Metal sales from North American operations provided 99% of revenue, compared to 98%.
Costs Applicable to Sales
Costs applicable to sales decreased due to lower silver and gold unit costs and lower silver ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $9.4 million, or 7%, primarily due to lower silver equivalent ounces sold and lower amortizable mineral interest and mining equipment that resulted from the 2015 write-down.
Expenses
General and administrative expenses decreased 10% due to lower professional services and compensation costs.
Exploration expense increased $1.4 million due to the Company's expansion of drilling activities at Palmarejo, Kensington and Rochester as well as regional exploration with a focus on projects in Nevada and Chihuahua, Mexico.
Write-downs were $4.4 million ($3.9 million net of tax) compared to $246.6 million ($209.8 million net of tax). The $4.4 million ($3.9 million net of tax) write-downs in 2016 were primarily related to the Company's silver stream on the Endeavor mine in Australia as a result of the decision by the mine operator to significantly curtail production due to low lead and zinc prices.
Pre-development, reclamation, and other expenses decreased 11% to $14.4 million as a result of lower transaction related costs.
Other Income and Expenses
In 2016, the Company incurred a loss of $21.4 million on the extinguishment of debt in connection with the repayment of the Term Loan (as defined below) and a portion of its outstanding 2021 Senior Notes compared to a $15.9 million gain on the exchange of 2021 Senior Notes for common stock in 2015.
Non-cash fair value adjustments, net, were a loss of $11.6 million compared to a gain of $5.2 million, primarily due to the impact of changes in future metal prices on the Palmarejo gold production royalty (termination effective in the third quarter of 2016) and the Rochester NSR royalty obligation.
Interest expense (net of capitalized interest of $1.2 million) decreased to $36.9 million from $45.0 million, primarily due to the repayment of the Term Loan, the redemption of $200.8 million of 2021 Senior Notes and lower accretion of the terminated
Palmarejo gold production royalty obligation.
Other, net increased by $17.8 million, primarily due to a $5.3 million pre-tax gain on the sale of Martha assets in Argentina, a $7.8 million pre-tax gain on the sale of non-core royalty assets, and gains from the sale of investments.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2016	2015
Income and mining tax (expense) benefit at statutory rate	$3,718	$110,848
State tax provision from continuing operations	336	(2,075)
Change in valuation allowance	40,517	(70,457)
Percentage depletion	983	—
Uncertain tax positions	(8,829)	170
U.S. and foreign permanent differences	(2,652)	(3,376)
Mineral interest related	—	(18,318)
Foreign exchange rates	19,701	21,461
Foreign inflation and indexing	(670)	1,117
Foreign tax rate differences	120	(14,062)
Mining, foreign withholding, and other taxes	(11,052)	8,141
Other, net	—	(4,374)
Legal entity reorganization	(8,925)	—
Income and mining tax (expense) benefit	$33,247	$29,075
Income and mining tax benefit of approximately $33.2 million results in an effective tax rate of 308% for 2016. This compares to income tax benefit of $29.1 million or effective tax rate of 9% for 2015. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The 2016 effective tax rate differs from 2015 primarily due to the completion of a legal entity reorganization to integrate recent acquisitions resulting in a valuation allowance release of $40.8 million, changes in valuation allowances on deferred tax assets, including the impacts of mineral interest impairments, and lower foreign withholding taxes.
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

	Year ended December 31,
	2016		2015
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(13,299)	$(10,525)	$(44,101)	$(2,868)
Canada	(1,355)	(503)	(10,714)	2,359
Mexico	(5,268)	45,801	(250,054)	26,713
Other jurisdictions	9,110	(1,526)	(12,017)	2,871
	$(10,812)	$33,247	$(316,886)	$29,075
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
Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, net income increased $112.3 million, primarily due to higher realized silver prices, lower unit costs and a tax benefit realized in 2016 with regard to San Bartolomé. Also, write-downs of $66.7 million were included in 2015.

2018 Outlook
Production Guidance
The Company's full-year 2018 production guidance reflects the anticipated sale of San Bartolomé and the commencement of production at Silvertip, both of which are expected to occur during the first quarter.

	Silver	Gold	Zinc	Lead	Silver Equivalent[1]
	(K oz)	(oz)	(K lbs)	(K lbs)	(K oz)
Palmarejo	6,500 - 7,100	110,000 - 115,000	—	—	13,100 - 14,000
Rochester	4,200 - 4,700	45,000 - 50,000	—	—	6,900 - 7,700
Kensington	—	115,000 - 120,000	—	—	6,900 - 7,200
Wharf	—	85,000 - 90,000	—	—	5,100 - 5,400
Silvertip	1,500 - 2,000	—	23,000 - 28,000	23,000 - 28,000	4,030 - 5,080
Total	12,200 - 13,800	355,000 - 375,000	23,000 - 28,000	23,000 - 28,000	36,030 - 39,380
Total (including discontinued operations)	12,800 - 14,400	355,000 - 375,000	23,000 - 28,000	23,000 - 28,000	36,630 - 39,980
Cost Outlook

2018 Guidance
(dollars in millions, except per ounce amounts)	60:1
CAS per AgEqOz[1] – Palmarejo	$10.50 - $11.00
CAS per AgEqOz[1] – Rochester	$13.25 - $13.75
CAS per AuOz[1] – Kensington	$900 - $950
CAS per AuEqOz[1] – Wharf	$850 - $900
CAS per AgEqOz[1] – Silvertip	$15.00 - $15.50
Capital Expenditures	$120 - $140
General and Administrative Expenses	$32 - $34
Exploration Expense	$20 - $25
AISC per AgEqOz[1] from continuing operations	$17.50 - $18.00
(1) See “Non-GAAP Financial Performance Measures.”

Results of Continuing Operations
The Company produced 12.1 million ounces of silver and 383,086 ounces of gold in the year ended December 31, 2017, compared to 9.4 million ounces of silver and 358,170 ounces of gold in the year ended December 31, 2016. Silver production increased 30% due to higher grade and mill throughput at Palmarejo. Gold production increased 7% due to higher grade and mill throughput at Palmarejo, partially offset by lower grades at Kensington and Wharf.

The Company produced 9.4 million ounces of silver and 358,170 ounces of gold in the year ended December 31, 2016, compared to 10.5 million ounces of silver and 327,908 ounces of gold in the year ended December 31, 2015. Silver production decreased 11% due to lower mill throughput at Palmarejo as the mine transitioned to a lower-tonnage, higher-grade, higher-margin underground operation, timing of leach pad recoveries at Rochester, and lower mining rates at Endeavor. Gold production increased 9% due to higher grade and recovery at Palmarejo, higher grade and tons placed at Wharf as well as a full-year of production at Wharf.
Costs applicable to sales were $10.70 per silver equivalent ounce ($9.66 per average spot silver equivalent ounce) and $822 per gold equivalent ounce in the year ended December 31, 2017 compared to $11.23 per silver equivalent ounce ($10.29 per average spot silver equivalent ounce) and $705 per gold equivalent ounce in the year ended December 31, 2016. Costs applicable to sales per silver equivalent ounce decreased 5% due to lower unit costs at Palmarejo while costs applicable to sales per gold equivalent ounce increased 17% in the year ended December 31, 2017 due to higher unit costs at Kensington and Wharf.
Costs applicable to sales were $11.23 per silver equivalent ounce ($10.29 per average spot silver equivalent ounce) and $705 per gold equivalent ounce in the year ended December 31, 2016 compared to $13.06 per silver equivalent ounce ($11.90 per average spot silver equivalent ounce) and $768 per gold equivalent ounce in the year ended December 31, 2015. Costs applicable to sales per silver equivalent ounce decreased 14% in the year ended December 31, 2016 due to lower unit costs at Palmarejo and Rochester, partially offset by higher unit costs at Endeavor. Costs applicable to sales per gold equivalent ounce decreased 8% in the year ended December 31, 2016 due to lower unit costs at Wharf and Kensington.
All-in sustaining costs were $15.95 per silver equivalent ounce ($13.86 per average spot silver equivalent ounce) in the year ended December 31, 2017, compared to $16.16 per silver equivalent ounce ($14.05 per average spot silver equivalent ounce) in the year ended December 31, 2016. The 1% decrease was primarily due to lower sustaining capital, partially offset by higher costs applicable to sales per consolidated silver equivalent ounce, higher general and administrative costs and higher exploration expense.
All-in sustaining costs were $16.16 per silver equivalent ounce ($14.05 per average spot silver equivalent ounce) in the year ended December 31, 2016, compared to $16.68 per silver equivalent ounce ($14.50 per average spot silver equivalent ounce) in the year ended December 31, 2015. The 3% decrease in all-in sustaining costs per silver equivalent ounce in 2016 was primarily due to lower costs applicable to sales per consolidated silver equivalent ounce and lower general and administrative costs, partially offset by higher sustaining capital expenditures and exploration expense.
Palmarejo

	Year ended December 31,
	2017	2016	2015
Tons milled	1,498,421	1,078,888	1,616,668
Silver ounces produced	7,242,082	4,442,164	5,148,612
Gold ounces produced	121,569	73,913	70,922
Silver equivalent ounces produced	14,536,222	8,876,944	9,403,932
Costs applicable to sales per silver equivalent oz(1)	$9.44	$10.72	$14.07
Costs applicable to sales per average spot silver equivalent oz(1)	$8.45	$9.73	$12.75

(1)	See Non-GAAP Financial Performance Measures.
2017 compared to 2016
Silver equivalent production increased 64% due to higher mining rates from Guadalupe and Independencia and higher silver and gold grade, partially offset by lower silver recovery. Metal sales were $274.8 million, or 38% of Coeur’s metal sales, compared with $141.3 million, or 24% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 12% as a result of higher production. Amortization increased to $73.7 million compared to $36.6 million, primarily due to higher production from Guadalupe and Independencia. Capital expenditures decreased to $29.9 million due to lower underground development at Independencia.
2016 compared to 2015
Silver equivalent production decreased 6% due to planned lower mill throughput as the mine transitioned to lower-tonnage, higher-grade, higher-margin underground mines at Guadalupe and Independencia. Metal sales were $141.3 million, or 24% of Coeur's metal sales, compared with $169.1 million, or 30% of Coeur's metal sales. Costs applicable to sales per ounce decreased 24% as a result of lower waste tons mined, lower milling, diesel and consumables costs, and favorable currency exchange rates. Amortization increased to $36.6 million compared to $32.4 million, primarily due to production from Guadalupe and Independencia. Capital expenditures remained comparable at $35.8 million related underground development at Guadalupe and Independencia.
Rochester

	Year ended December 31,
	2017	2016	2015
Tons placed	16,440,270	19,555,998	16,414,302
Silver ounces produced	4,713,574	4,564,138	4,630,738
Gold ounces produced	51,051	50,751	52,588
Silver equivalent ounces produced	7,776,634	7,609,198	7,786,018
Costs applicable to sales per silver equivalent oz(1)	$13.15	$11.90	$12.41
Costs applicable to sales per average spot silver equivalent oz(1)	$12.04	$10.97	$11.32

(1)	See Non-GAAP Financial Performance Measures.
2017 compared to 2016
Silver equivalent production increased 2% due to the timing of recoveries, partially offset by lower tons placed. Metal sales were $152.7 million, or 22% of Coeur’s metal sales, compared with $139.9 million, or 25% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 11% due to lower tons placed. Amortization increased to $22.3 million due to higher production. Capital expenditures increased to $40.9 million compared to $16.4 million due to the Stage IV leach pad expansion.
2016 compared to 2015
Silver equivalent production decreased 2% due to lower silver grades and timing of recoveries, partially offset by higher tons placed. Metal sales were $139.9 million, or 25% of Coeur’s metal sales, compared with $143.9 million, or 26% of Coeur's metal sales. Costs applicable to sales per silver equivalent ounce decreased 4%, primarily due to lower mining and processing costs. Amortization decreased to $21.8 million compared to $23.9 million due to lower silver and gold production. Capital expenditures decreased to $16.4 million compared to $25.3 million due to the completion of the in-pit crusher expansion and Stage III buttress construction in 2015.
Kensington

	Year ended December 31,
	2017	2016	2015
Tons milled	668,727	620,209	660,464
Gold ounces produced	115,094	124,331	126,266
Costs applicable to sales/oz(1)	$922	$795	$803

(1)	See Non-GAAP Financial Performance Measures.
2017 compared to 2016
Gold production decreased 7% due to lower grades mined, partially offset by higher mill throughput. Metal sales were $154.5 million, or 22% of Coeur’s metal sales, compared to $146.6 million, or 26% of Coeur’s metal sales. Costs applicable to sales per ounce were 16% higher, primarily due to lower grade and higher contract mining costs. Amortization increased to $36.0 million from $34.8 million due to higher ounces sold. Capital expenditures remained comparable at $36.2 million.
2016 compared to 2015
Gold production decreased 2% due to mill downtime caused by a blocked tailings line at the end of September, partially offset by higher grade. Metal sales were $146.6 million, or 26% of Coeur's metal sales, compared to $148.7 million, or 27% of Coeur’s metal sales. Costs applicable to sales per ounce were 1% lower, primarily due to lower diesel costs. Amortization was $34.8 million compared to $42.2 million due to lower production. Capital expenditures were $36.8 million compared to $23.8 million, due to the continued development of the high-grade Jualin deposit.

Wharf

	Year ended December 31,
	2017	2016	2015(1)
Tons placed	4,560,441	4,268,105	3,600,279
Gold ounces produced	95,372	109,175	78,132
Silver ounces produced	63,535	105,144	55,744
Gold equivalent ounces produced(1)	96,431	110,927	79,061
Costs applicable to sales per gold equivalent oz(1)	$697	$606	$706

(1)	See Non-GAAP Financial Performance Measures.
2017 compared to 2016
Gold equivalent production decreased 13% due to lower grade, partially offset by higher tons placed. Metal sales were $125.9 million, or 18% of Coeur’s metal sales, compared to $136.7 million, or 24% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 15% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit and higher blasting costs. Amortization was $13.0 million compared to $20.6 million due to lower production and higher life of mine reserves. Capital expenditures increased to $8.8 million due to mining equipment purchases.
2016 compared to 2015
Gold equivalent production increased 40% due to higher grade and tons placed, higher plant recovery rates and a full-year of attributable production. Metal sales were $136.7 million, or 24% of Coeur's metal sales, compared to $84.1 million, or 15% of Coeur's metal sales. Costs applicable to sales per gold equivalent ounce decreased 14%, primarily due to lower mining and leaching costs, partially offset by a $3.7 million inventory write-down related to lower expected recoveries from leach pad 3. Amortization was $20.6 million compared to $16.4 million due to higher production. Capital expenditures were $4.8 million compared to $3.2 million due to the acquisition of additional equipment and capitalized drilling.
Endeavor Silver Stream

	Year ended December 31,
	2017	2016	2015
Tons milled	133,904	219,430	767,314
Silver ounces produced	107,026	247,998	629,167
Costs applicable to sales/oz(1)	$6.96	$6.56	$5.72

(1)	See Non-GAAP Financial Performance Measures.
In July 2017, the Company sold the Endeavor Silver Stream and our remaining portfolio of royalties for total consideration of $13.0 million to Metalla Royalty & Streaming Ltd. Reported production and financial results include operations through May 2017 in accordance with the terms of the sale agreement.
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

Liquidity and Capital Resources
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 was $197.2 million, $96.5 million and $87.4 million, respectively, and was impacted by the following key factors:

	Year ended December 31,
	2017	2016	2015
Consolidated silver equivalent ounces sold	37,334,889	29,221,609	31,164,390
Average realized price per consolidated silver equivalent ounce	$19.01	$19.46	$17.79
Costs applicable to sales per consolidated silver equivalent ounce (1)	(11.79)	(11.48)	(12.96)
Operating margin per consolidated silver equivalent ounce	$7.22	$7.98	$4.83

(1)	See Non-GAAP Financial Performance Measures.

	Year ended December 31,
In thousands	2017	2016	2015
Cash flow before changes in operating assets and liabilities	$145,201	$141,384	$66,740
Changes in operating assets and liabilities:
Receivables	18,895	(2,783)	(5,022)
Prepaid expenses and other	(2,015)	(4,420)	5,702
Inventories	23,517	(34,610)	15,578
Accounts payable and accrued liabilities	11,562	(3,110)	4,414
Cash provided by continuing operating activities	$197,160	$96,461	$87,412
Cash provided by operating activities increased $100.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to higher silver equivalent ounces sold and favorable working capital adjustments, partially offset by lower average realized prices and higher costs applicable to sales per consolidated silver equivalent ounce. Metal sales for the year ended December 31, 2017 increased $141.0 million, with $151.1 million due to higher silver equivalent ounces sold, partially offset by $10.1 million due to lower average realized prices. The $52.0 million working capital decrease in the year ended December 31, 2017 was primarily due to a decrease in inventories and collection of accounts receivable, partially offset by an increase of prepaid assets, compared to the $44.9 million working capital increase in the year ended December 31, 2016, which was primarily due to an increase in metal ore on leach pads, inventories and timing of payments.
Cash provided by operating activities increased $9.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to higher average realized prices and lower costs applicable to sales per consolidated silver equivalent ounce, partially offset by lower silver equivalent ounces sold and unfavorable working capital adjustments. Metal sales for the year ended December 31, 2016 increased $14.0 million, with $46.7 million due to higher average realized prices, partially offset by $32.7 million due to lower silver equivalent ounces sold. The $44.9 million working capital increase in the year ended December 31, 2016 was primarily due to an increase in metal ore on leach pads, inventories and timing of payments, compared to the $20.7 million working capital decrease in the year ended December 31, 2015, which was primarily due to a reduction of metal inventory and prepaid assets as well as the timing of payments.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the year ended December 31, 2017 was $280.2 million compared to $76.8 million in the year ended December 31, 2016, primarily due to the acquisition of Silvertip, the purchase of strategic equity investments, and higher capital expenditures, partially offset by the proceeds from the sale of the Joaquin project. The Company had capital expenditures of $136.7 million in the year ended December 31, 2017 compared with $94.4 million in the year ended December 31, 2016. Capital expenditures in the year ended December 31, 2017 were primarily related to underground development at Palmarejo, Silvertip and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion at Rochester. Capital expenditures in the year ended December 31, 2016 were primarily related to underground development at Palmarejo and Kensington.
Net cash used in investing activities in the year ended December 31, 2016 was $76.8 million compared to $205.1 million in the year ended December 31, 2015, primarily due to proceeds from the sales of non-core assets and the Wharf acquisition in 2015. The Company had capital expenditures of $94.4 million in the year ended December 31, 2016 compared with $89.0 million in the year ended December 31, 2015. Capital expenditures in both periods primarily related to underground development at Palmarejo and Kensington.

Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities in the year ended December 31, 2017 was $135.8 million compared to net cash used in financing activities of $75.6 million in the year ended December 31, 2016. During the year ended December 31, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes and drew $100.0 million from the Facility (as defined below), partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums. During the year ended December 31, 2016, the Company voluntarily repaid the $100.0 million Term Loan due 2020 (“Term Loan”) for $103.4 million and redeemed $190 million aggregate principal amount of its 2021 Senior Notes. The Company also received net proceeds of $269.6 million from the sale of 26.9 million shares of its common stock in connection with the $75.0 million and $200.0 million “at the market” stock offerings. Payments of $27.2 million were made in 2016 under the Palmarejo gold production royalty that terminated in July 2016. Coeur Mexicana now sells 50% of Palmarejo gold production (excluding production from Independencia Este, acquired in 2015 Paramount transaction) for the lesser of $800 or spot price per ounce under a gold stream agreement.
Net cash used in financing activities in the year ended December 31, 2016 was $75.6 million compared to net cash provided by financing activities of $39.6 million in the year ended December 31, 2016. During the year ended December 31, 2016, the Company voluntarily repaid the Term Loan for $103.4 million and redeemed $190 million aggregate principal amount of its 2021 Senior Notes. The Company also received net proceeds of $269.6 million from the sale of 26.9 million shares of its common stock in connection with the $75.0 million and $200.0 million “at the market” stock offerings. Payments of $27.2 million were made in 2016 under the Palmarejo gold production royalty. During the year ended December 31, 2015, the Company entered into a $50.0 million short-term loan which was subsequently repaid upon entering into the Term Loan.
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
The Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company’s subsidiaries.  The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement contains financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio. Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default. At December 31, 2017, the Company had $88.0 million available under the Facility; $12.0 million of the amounts used under the Facility currently support outstanding letters of credit and $100.0 million was used to partially fund the Silvertip acquisition. At December 31, 2017, the interest rate of the Facility was 3.7%.
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2017 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations:
5.875% Senior Notes	$250,000	$—	$—	$—	$250,000
Revolving Credit Facility(1)	100,000	—	—	100,000	—
Silvertip debt obligation	14,194	14,194	—	—	—
Interest on debt	110,216	19,358	37,594	32,457	20,807
	474,410	33,552	37,594	132,457	270,807

Capital lease obligations(2)	56,910	18,758	24,957	13,155	40

Operating lease obligations:
Hyak mining lease (Kensington mine)	3,615	301	602	602	3,313
Operating leases	25,586	5,220	9,824	6,443	4,099
	29,201	5,521	9,825	6,444	7,412
Other long-term obligations:
Reclamation and mine closure(3)	334,582	4,414	37,687	13,469	279,012
Severance payments(4)	6,094	—	—	—	6,094
Unrecognized tax benefits(5)	8,100	—	—	—	—
	348,776	4,414	37,687	13,469	285,106
Total	$909,297	$62,245	$110,063	$165,525	$563,365

(1)	The Facility has a variable interest rate and, accordingly, the Company has estimated future interest payable.

(2)	The Company has entered into various capital lease agreements for commitments primarily over the next five years.

(3)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim mining properties. This amount will decrease as reclamation work is completed. Amounts shown on the table are undiscounted.

(4)	Accrued government-mandated severance at the Palmarejo complex.

(5)	The Company is unable to reasonably estimate the timing of recognition of unrecognized tax benefits beyond 2017 due to uncertainties in the timing of the effective settlement of tax positions.

Environmental Compliance Expenditures
For the years ended December 31, 2017, 2016, and 2015, the Company spent $6.5 million, $6.9 million, and $6.8 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2018 will be approximately $8.9 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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
Write-downs

We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. During 2016 and 2015, we recorded impairments of $4.4 million and $246.7 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. Results of operations for the year ended December 31, 2017 include a $3.4 million write-down of assets to expected realizable value, included in Income (loss) from discontinued operations.
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
On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” which makes widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.
The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of our U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position will decrease as will the related valuation allowance. The net effect of the tax reform enactment on the financial statements is minimal.

While there are certain aspects of the new tax law that will not impact the Company based on its tax attributes, such as the one-time transition tax on unremitted foreign earnings; there are other aspects of the law, which could have a positive impact on the Company’s future U.S. income tax expense, including the elimination of the U.S. corporate alternative minimum tax. However, uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 22 to the Consolidated Financial Statements. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
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

	Year ended December 31,
In thousands except per share amounts	2017	2016	2015
Net income (loss)	$(1,319)	$55,352	$(367,183)
(Income) loss from discontinued operations, net of tax	12,244	(32,917)	79,372
Fair value adjustments, net	864	11,581	(5,202)
Impairment of equity and debt securities	426	703	2,346
Write-downs	—	4,446	246,625
Inventory write-downs	—	3,689	—
Gain on sale of Joaquin project	(21,138)	—	—
(Gain) loss on sale of assets and securities	1	(11,334)	352
Gain on repurchase of Rochester royalty	(2,332)	—	—
(Gain) loss on debt extinguishment	9,342	21,365	(15,916)
Corporate reorganization costs	—	—	647
Transaction costs	3,757	1,199	2,112
Deferred tax on reorganization (gain)	—	(40,767)	—
Foreign exchange loss (gain)	1,562	(299)	1,851
Tax effect of adjustments(1)	816	2,583	(35,734)
Adjusted net income (loss)	$4,223	$15,601	$(90,730)

Adjusted net income (loss) per share - Basic	$0.02	$0.10	$(0.70)
Adjusted net income (loss) per share - Diluted	$0.02	$0.10	$(0.70)

(1)
For the year ended December 31, 2017, tax effect of adjustments of $0.8 million (-10%) is primarily related to a taxable gain on the sale of the Joaquin project and deferred taxes on the Metalla transaction

For the year ended December 31, 2016, tax effect of adjustments of $2.6 million (8%) is primarily related to a taxable gain on the sale of assets and the tax valuation allowance impact from an asset write-down, partially offset by tax benefit from fair value adjustments.

For the year ended December 31, 2015, tax effect of adjustments of $(35.7) million (-12%) is primarily related to the tax benefit from write-downs of the Palmarejo complex and Coeur Capital.

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

	Year ended December 31,
In thousands except per share amounts	2017	2016	2015
Net income (loss)	$(1,319)	$55,352	$(367,183)
(Income) loss from discontinued operations, net of tax	12,244	(32,917)	79,372
Interest expense, net of capitalized interest	16,440	36,896	44,978
Income tax provision (benefit)	28,998	(33,247)	(29,075)
Amortization	146,549	116,528	125,953
EBITDA	202,912	142,612	(145,955)
Fair value adjustments, net	864	11,581	(5,202)
Impairment of equity and debt securities	426	703	2,346
Foreign exchange (gain) loss	(1,281)	11,455	16,021
Gain on sale of Joaquin project	(21,138)	—	—
(Gain) loss on sale of assets and securities	1	(11,334)	352
Gain on repurchase of Rochester royalty	(2,332)	—	—
Loss on debt extinguishment	9,342	21,365	(15,916)
Corporate reorganization costs	—	—	647
Transaction costs	3,757	1,199	2,112
Asset retirement obligation accretion	8,983	7,263	7,374
Inventory adjustments and write-downs	1,806	5,590	9,276
Write-downs	—	4,446	246,625
Adjusted EBITDA	$203,340	$194,880	$117,680
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

Year Ended December 31, 2017

	Silver				Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$219,920	$130,227	$1,046	$351,193	$152,118	$82,334	$234,452	$585,645
Amortization	73,744	22,306	301	96,351	36,022	13,012	49,034	145,385
Costs applicable to sales	$146,176	$107,921	$745	$254,842	$116,096	$69,322	$185,418	$440,260
Silver equivalent ounces sold	15,490,734	8,209,888	107,027	23,807,649				37,334,889
Gold equivalent ounces sold					125,982	99,472	225,454
Costs applicable to sales per ounce	$9.44	$13.15	$6.96	$10.70	$922	$697	$822	$11.79

Costs applicable to sales per average spot ounce	$8.45	$12.04		$9.66				$10.24

Costs applicable to sales								$440,260
Treatment and refining costs								5,912
Sustaining capital(1)								65,010
General and administrative								33,616
Exploration								30,311
Reclamation								14,910
Project/pre-development costs								5,543
All-in sustaining costs								$595,562
Silver equivalent ounces sold								23,807,649
Kensington and Wharf silver equivalent ounces sold								13,527,240
Consolidated silver equivalent ounces sold								37,334,889
All-in sustaining costs per silver equivalent ounce								$15.95

Consolidated silver equivalent ounces sold (average spot)								42,969,841
All-in sustaining costs per average spot silver equivalent ounce								$13.86

(1)	Excludes development capital for Jualin, Guadalupe South Portal, Rochester expansion permitting, Wharf denitrification plant, and Silvertip.

Year Ended December 31, 2016

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$117,419	$111,564	$2,363	$231,346	$131,518	$87,000	$218,518	$449,864
Amortization	36,599	21,838	644	59,081	34,787	20,621	55,408	114,489
Costs applicable to sales	$80,820	$89,726	$1,719	$172,265	$96,731	$66,379	$163,110	$335,375
Silver equivalent ounces sold	7,538,311	7,542,740	262,078	15,343,129				29,221,609
Gold equivalent ounces sold					121,688	109,620	231,308
Costs applicable to sales per ounce	$10.72	$11.90	$6.56	$11.23	$795	$606	$705	$11.48

Costs applicable to sales per average spot ounce	$9.73	$10.97		$10.29				$9.98

Costs applicable to sales								$335,375
Treatment and refining costs								4,307
Sustaining capital(1)								71,134
General and administrative								29,275
Exploration								12,930
Reclamation								13,291
Project/pre-development costs								5,779
All-in sustaining costs								$472,091
Silver equivalent ounces sold								15,343,129
Kensington and Wharf silver equivalent ounces sold								13,878,480
Consolidated silver equivalent ounces sold								29,221,609
All-in sustaining costs per silver equivalent ounce								$16.16

Consolidated silver equivalent ounces sold (average spot)								33,600,783
All-in sustaining costs per average spot silver equivalent ounce								$14.05

(1)	Excludes development capital for Jualin, Independencia, Guadalupe South Portal and Rochester expansion permitting.

Year Ended December 31, 2015

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$170,899	$127,900	$9,059	$307,858	$147,880	$68,575	$216,455	$524,313
Amortization	32,423	23,906	5,539	61,868	42,240	16,378	58,618	120,486
Costs applicable to sales	$138,476	$103,994	$3,520	$245,990	$105,640	$52,197	$157,837	$403,827
Silver equivalent ounces sold	9,840,705	8,377,823	615,022	18,833,550				31,164,390
Gold equivalent ounces sold					131,553	73,961	205,514
Costs applicable to sales per ounce	$14.07	$12.41	$5.72	$13.06	$803	$706	$768	$12.96

Costs applicable to sales per average spot ounce	$12.75	$11.32		$11.90				$11.27

Costs applicable to sales								$403,827
Treatment and refining costs								4,801
Sustaining capital(1)								47,072
General and administrative								32,636
Exploration								11,521
Reclamation								15,308
Project/pre-development costs								4,702
All-in sustaining costs								$519,867
Silver equivalent ounces sold								18,833,550
Kensington and Wharf silver equivalent ounces sold								12,330,840
Consolidated silver equivalent ounces sold								31,164,390
All-in sustaining costs per silver equivalent ounce								$16.68

Consolidated silver equivalent ounces sold (average spot)								35,852,897
All-in sustaining costs per average spot silver equivalent ounce								$14.50

(1)	Excludes development capital for Jualin, Guadalupe, Independencia and Rochester crushing capacity expansion.

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for 2018 Guidance

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Silvertip	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$208,000	$116,300	$88,000	$412,300	$146,100	$89,700	$235,800	$648,100
Amortization	63,300	18,900	20,000	102,200	40,400	12,100	52,500	154,700
Costs applicable to sales	$144,700	$97,400	$68,000	$310,100	$105,700	$77,600	$183,300	$493,400
Silver equivalent ounces sold	13,700,000	7,300,000	4,500,000	25,500,000				37,800,000
Gold equivalent ounces sold					117,500	87,500	205,000
Costs applicable to sales per ounce	$10.50 - $11.00	$13.25 - $13.75	$15.00 - $15.50		$900 - $950	$850 - $900

Costs applicable to sales								$493,400
Treatment and refining costs								12,000
Sustaining capital, including capital lease payments								100,000
General and administrative								33,000
Exploration								22,000
Reclamation								15,700
Project/pre-development costs								2,900
All-in sustaining costs								$679,000
Silver equivalent ounces sold								25,500,000
Kensington and Wharf silver equivalent ounces sold								12,300,000
Consolidated silver equivalent ounces sold								37,800,000
All-in sustaining costs per silver equivalent ounce								$17.50 - $18.00

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 12 -- Derivative Financial Instruments in the notes to the condensed consolidated financial statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 7 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Price
Gold and silver prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Gold and Silver Hedging
To mitigate the risks associated with gold and silver price fluctuations, the Company may enter into option contracts to hedge future production. The Company had no outstanding gold and silver option contracts at December 31, 2017.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.6 million, losses of $0.2 million, and gains of $0.2 million in the years ended December 31, 2017, 2016, and 2015, respectively.
At December 31, 2017, the Company had outstanding provisionally priced sales of 23,065 ounces of silver and 41,476 ounces of gold at prices of $16.61 and $1,283, respectively. A 10% change in realized silver price would result in a de minimis change in revenue and a 10% change in realized gold price would cause revenue to vary by $5.3 million.
Foreign Currency
The Company operates, or has mineral interests, in several foreign countries including Canada, Mexico, and New Zealand, which exposes it to foreign currency exchange rate risks. Foreign currency exchange rates are influenced by world market factors beyond the Company’s control such as supply and demand for U.S. and foreign currencies and related monetary and fiscal policies. Fluctuations in local currency exchange rates in relation to the U.S. dollar may significantly impact profitability and cash flow.
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at December 31, 2017.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 7, 2018 expressed an unmodified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.

Chicago, Illinois
February 7, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (“the Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 7, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Coeur Silvertip Holdings Ltd., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 20% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”), Coeur Silvertip Holdings Ltd. was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Coeur Silvertip Holdings Ltd.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Chicago, Illinois
February 7, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Coeur Mining, Inc.:

We have audited the accompanying consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows of Coeur Mining, Inc. and subsidiaries for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Coeur Mining, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
February 10, 2016, except as to note 22, which is as of February 7, 2018

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
		2017	2016	2015
	Notes	In thousands, except share data
Revenue	3	$709,598	$571,897	$561,407
COSTS AND EXPENSES
Costs applicable to sales(1)	3	440,260	335,375	403,827
Amortization		146,549	116,528	125,953
General and administrative		33,616	29,275	32,636
Exploration		30,311	12,930	11,521
Write-downs		—	4,446	246,625
Pre-development, reclamation, and other		18,936	14,411	16,204
Total costs and expenses		669,672	512,965	836,766
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment	19	(9,342)	(21,365)	15,916
Fair value adjustments, net	11	(864)	(11,581)	5,202
Interest expense, net of capitalized interest	19	(16,440)	(36,896)	(44,978)
Other, net	8	26,643	98	(17,667)
Total other income (expense), net		(3)	(69,744)	(41,527)
Income (loss) before income and mining taxes		39,923	(10,812)	(316,886)
Income and mining tax (expense) benefit	9	(28,998)	33,247	29,075
Income (loss) from continuing operations		$10,925	$22,435	$(287,811)
Income (loss) from discontinued operations	22	(12,244)	32,917	(79,372)
NET INCOME (LOSS)		$(1,319)	$55,352	$(367,183)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax of ($767) for the year ended December 31, 2016		3,227	3,222	(4,154)
Reclassification adjustments for impairment of equity securities		426	703	2,346
Reclassification adjustments for realized (gain) loss on sale of equity securities		1,354	(2,691)	894
Other comprehensive income (loss)		5,007	1,234	(914)
COMPREHENSIVE INCOME (LOSS)		$3,688	$56,586	$(368,097)

NET INCOME (LOSS) PER SHARE	10
Basic income (loss) per share:
Net income (loss) from continuing operations		$0.06	$0.14	$(2.22)
Net income (loss) from discontinued operations		(0.07)	0.21	(0.61)
Basic		$(0.01)	$0.35	$(2.83)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$0.06	$0.14	$(2.22)
Net income (loss) from discontinued operations		(0.07)	0.20	(0.61)
Diluted		$(0.01)	$0.34	$(2.83)
(1) Excludes amortization.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
		2017	2016	2015
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (income) loss		$(1,319)	$55,352	$(367,183)
(Income) loss from discontinued operations		12,244	(32,917)	79,372
Adjustments:
Amortization		146,549	116,528	125,953
Accretion		9,980	9,142	13,332
Deferred taxes		(13,888)	(54,184)	(38,496)
Loss (gain) on debt extinguishment		9,342	21,365	(15,916)
Fair value adjustments, net	11	864	11,581	(5,202)
Stock-based compensation	6	10,541	9,715	9,272
Gain on sale of the Joaquin project		(21,138)	—	—
Write-downs		—	4,446	246,625
Other		(7,974)	356	18,983
Changes in operating assets and liabilities:
Receivables		18,895	(2,783)	(5,022)
Prepaid expenses and other current assets		(2,015)	(4,420)	5,702
Inventory and ore on leach pads		23,517	(34,610)	15,578
Accounts payable and accrued liabilities		11,562	(3,110)	4,414
CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS		197,160	96,461	87,412
CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		11,296	29,356	26,130
CASH PROVIDED BY OPERATING ACTIVITIES		208,456	125,817	113,542
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(136,734)	(94,382)	(88,973)
Acquisitions, net	13	(156,248)	(1,417)	(110,846)
Proceeds from the sale of assets		16,705	16,296	607
Purchase of investments		(15,058)	(178)	(1,880)
Sale of investments		11,321	7,077	605
Other		(217)	(4,208)	(4,586)
CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(280,231)	(76,812)	(205,073)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		(1,392)	(6,631)	(6,220)
CASH USED IN INVESTING ACTIVITIES		(281,623)	(83,443)	(211,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		—	269,556	—
Issuance of notes and bank borrowings, net of issuance costs	19	342,620	—	150,000
Payments on debt, capital leases, and associated costs	19	(203,045)	(318,153)	(70,603)
Gold production royalty payments		—	(27,155)	(39,235)
Other		(3,746)	172	(542)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		135,829	(75,580)	39,620
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		(84)	(4,648)	(10,612)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		135,745	(80,228)	29,008
Effect of exchange rate changes on cash and cash equivalents		203	(678)	(1,404)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		62,781	(38,532)	(70,147)
Less net cash provided by (used in) discontinued operations(1)		(10,939)	1,576	11,552
		73,720	(40,108)	(81,699)
Cash and cash equivalents at beginning of period		118,312	158,420	240,119
Cash and cash equivalents at end of period		$192,032	$118,312	$158,420
(1) Less net cash provided by (used in) discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $20,759, $16,501 during the years ended December 31, 2017, 2016, respectively, and net parent company payments to subsidiary of $2,254 during the year ended December 31, 2015.
The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2017	December 31, 2016
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$192,032	$118,312
Receivables	15	19,069	53,415
Inventory	16	58,230	93,436
Ore on leach pads	16	73,752	64,167
Prepaid expenses and other		15,053	10,015
Assets held for sale	22	91,421	71,442
		449,557	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	17	254,737	193,423
Mining properties, net	18	829,569	550,290
Ore on leach pads	16	65,393	67,231
Restricted assets	14	20,847	17,597
Equity and debt securities	14	34,837	4,488
Receivables	15	28,750	13,745
Other		17,485	12,585
Assets held for sale	22	—	48,763
TOTAL ASSETS		$1,701,175	$1,318,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$48,592	$44,660
Accrued liabilities and other	23	94,930	36,445
Debt	19	30,753	11,955
Royalty obligations	11	—	4,995
Reclamation	5	3,777	3,109
Liabilities held for sale	22	50,677	15,470
		228,729	116,634
NON-CURRENT LIABILITIES
Debt	19	380,569	198,682
Royalty obligations	11	—	4,292
Reclamation	5	117,055	85,592
Deferred tax liabilities		105,148	69,811
Other long-term liabilities		54,697	41,654
Liabilities held for sale	22	—	33,757
		657,469	433,788
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, issued and outstanding 185,637,724 at December 31, 2017 and 180,933,287 at December 31, 2016		1,856	1,809
Additional paid-in capital		3,357,345	3,314,590
Accumulated other comprehensive income (loss)		2,519	(2,488)
Accumulated deficit		(2,546,743)	(2,545,424)
		814,977	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,701,175	$1,318,909

The accompanying notes are an integral part of these consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2014	103,384	$1,034	$2,789,695	$(2,233,593)	$(2,808)	$554,328
Net income (loss)	—	—	—	(367,183)	—	(367,183)
Other comprehensive income (loss)	—	—	—	—	(914)	(914)
Common stock issued for the acquisition of Paramount Gold and Silver Corp.	32,667	327	188,490	—	—	188,817
Common stock issued for the extinguishment of Senior Notes	14,365	144	38,379	—	—	38,523
Common stock issued under stock-based compensation plans, net	923	8	7,897	—	—	7,905
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
Net income (loss)	—	—	—	55,352	—	55,352
Other comprehensive income (loss)	—	—	—	—	1,234	1,234
Common stock issued for the extinguishment of Senior Notes	739	7	11,806	—	—	11,813
Issuance of common stock	26,944	270	269,286	—	—	269,556
Common stock issued under stock-based compensation plans, net	1,911	19	9,037	—	—	9,056
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
Net income (loss)	—	—	—	(1,319)	—	(1,319)
Other comprehensive income (loss)	—	—	—	—	5,007	5,007
Purchase of JDS Silver	4,192	42	35,965	—	—	36,007
Common stock issued under stock-based compensation plans, net	513	5	6,790	—	—	6,795
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	$814,977
The accompanying notes are an integral part of these consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
Coeur Mining, Inc. (“Coeur” or “the Company”) is a gold and silver producer, as well as a zinc and lead producer after the acquisition of Silvertip, with mines located in the United States, Mexico, and Canada and exploration projects in the United States and Mexico. The Company operates the Palmarejo complex as well as the Kensington, Rochester, Wharf, and Silvertip mines. At December 31, 2017, the Company determined that the expected disposal of Empresa Minera Manquiri S.A. ("Manquiri") and the San Bartolomé mine represents a strategic shift to a North America-focused mining portfolio that is expected to have a major effect on the entity's results and operations; therefore, the applicable assets and liabilities for all periods presented are included in the consolidated balance sheets as held for sale and the results of operations as discontinued operations for all periods. The cash flow and profitability of the Company's operations are significantly impacted by the market price of gold and silver. The prices of gold and silver are affected by numerous factors beyond the Company's control.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain reclassifications have been made to the 2016 and 2015 consolidated financial statements to conform to the 2017 presentations. These reclassifications primarily represent reclassifications of revenue and expenses to discontinued operations on the consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the years ended December 31, 2016 and 2015 and reclassifications of assets and liabilities to held for sale on the consolidated balance sheet as of December 31, 2016.
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally
Accepted Accounting Principles. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Wharf Resources (U.S.A.), Inc., Coeur Silvertip Holdings Ltd., and Coeur Capital, Inc. All intercompany balances and transactions have been eliminated. The Company's investments in entities in which it has less than 20% ownership interest are accounted for using the cost method.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Mining Properties and Mine Development
Capitalization of mine development costs begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization are classified as proven and probable reserves are capitalized if a project is in pre-production phase or expensed and classified as Exploration or Pre-development if the project is not yet in pre-production. Mine development costs are amortized using the units of production method over the estimated life of the ore body based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.
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
In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $11.7 million and $12.9 million at December 31, 2017 and 2016, respectively, were capitalized.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Write-downs
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. During 2016 and 2015, we recorded impairments of $4.4 million and $246.6 million, respectively, to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs.
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
Properties Held for Sale
In determining whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the investment is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. If all of the above criteria are met, the Company classifies the property as held for sale. When these criteria are met, the Company suspends depreciation on the properties held for sale. The properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the assets, liabilities and operations for the periods presented are classified on the consolidated balance sheets as held for sale and consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented.
At December 31, 2017, the San Bartolomé mine met the held for sale criteria. Furthermore, considering that San Bartolomé is one of the Company’s current five operating mines and the expected sale would represent an exit from the South American

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

region, the Company has determined that the expected disposal of Manquiri and the San Bartolomé mine through a sale of all of the issued and outstanding shares of Manquiri represents a strategic shift to a North America-focused mining portfolio that is expected to have a major effect on the entity's results and operations, therefore, the applicable assets, liabilities and operations for the periods presented are classified on the consolidated balance sheets as held for sale and the consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented. Results of operations for the year ended December 31, 2017 include a $3.4 million write-down of assets to expected realizable value, included in Income (loss) from discontinued operations.
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2017 and 2016, the Company held certificates of deposit and cash under these agreements of $20.8 million and $17.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Revenues and expenses are remeasured at the average exchange rate for the period. Foreign currency gains and losses are included in the determination of net income or loss.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” which makes widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.
The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of our U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position will decrease as will the related valuation allowance. The net effect of the tax reform enactment on the financial statements is minimal.
While there are certain aspects of the new tax law that will not impact the Company based on its tax attributes, such as the one-time transition tax on unremitted foreign earnings; there are other aspects of the law, which could have a positive impact on the Company’s future U.S. income tax expense, including the elimination of the U.S. corporate alternative minimum tax. However, uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. These changes become effective for the Company’s fiscal year beginning January 1, 2018, and will result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive income (loss) to Accumulated deficit in the Consolidated Balance Sheets on that date. After the initial reclassification, unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities will be recognized in Fair value adjustments, net in the Consolidated Statements of Comprehensive Income (Loss).
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which has subsequently been amended several times, to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes become effective for the Company’s fiscal year beginning January 1, 2018. The Company has elected the modified retrospective method for adoption of ASC 606. The Company has substantially completed its analysis of the new standard and reviewed potential impacts from timing of when control is transferred to customers, variable consideration on concentrate sales and classification of refining fees.  Currently, revenue is recognized for these contracts based on varying contractual terms indicating when risk of loss and title have transferred to the buyer. Upon adoption, revenue related to concentrate sales will typically be recognized upon completion of loading the material for shipment to the customer and satisfaction of the Company’s significant performance obligations. Based on our current analysis, the estimate of revenue recognized for concentrates will remain unchanged as sales will initially be recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities delivered based on weighing and assay data. The Company believes changes in the underlying weight and metal content are not significant to the sale as a whole and therefore do not preclude the recognition of revenue upon transfer of control. The Company’s provisional gold and copper concentrate sales will continue to contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the gold concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through earnings each period prior to final settlement. The Company does not expect the adoption of ASC 606 to materially impact the Company’s consolidated net income, financial position or cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, which was acquired in the fourth quarter of 2017, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. Silvertip is engaged in the discovery, mining, and production of silver, zinc and lead. Other includes the La Preciosa project, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts. The Company eliminated Coeur Capital as a standalone reportable segment in the first quarter and has classified the operating performance, segment assets, and capital expenditures of the Endeavor Silver Stream and other remaining non-core assets in Other. All prior period amounts have been adjusted to conform to the current presentation.
At December 31, 2017, we determined that the expected disposition of Manquiri and the San Bartolomé mine represents a strategic shift to a North America-focused mining portfolio that is expected to have a major effect on the entity's results and operations, therefore, the applicable assets and liabilities for all periods presented are included in the consolidated balance sheets as held for sale and the results of operations as discontinued operations for all periods.
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2017	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Other	Total
Revenue
Metal sales	$274,809	$152,680	$—	$154,469	$125,901	$1,739	$709,598
Costs and Expenses
Costs applicable to sales(1)	146,176	107,921	—	116,096	69,322	745	440,260
Amortization	73,744	22,306	—	36,022	13,012	1,465	146,549
Exploration	11,924	1,352	—	8,604	320	8,111	30,311
Other operating expenses	1,263	3,394	153	1,412	2,468	43,862	52,552
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	—	(864)
Interest expense, net	(487)	(496)	(2,212)	(413)	(66)	(12,766)	(16,440)
Other, net	(851)	2,193	1,142	(922)	172	24,909	26,643
Income and mining tax (expense) benefit	(24,330)	(1,028)	(932)	—	(3,936)	1,228	(28,998)
Income (loss) from continuing operations	$16,034	$17,512	$(2,155)	$(9,000)	$36,949	$(48,415)	$10,925
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$(12,244)	$(12,244)
Segment assets(2)	$377,621	$239,223	$339,369	$212,588	$104,010	$71,742	$1,344,553
Capital expenditures	$29,902	$40,874	$17,684	$36,248	$8,844	$3,182	$136,734
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	$141,273	$139,945	$146,593	$136,678	$4,128	$568,617
Royalties	—	—	—	—	3,280	3,280
	141,273	139,945	146,593	136,678	7,408	571,897
Costs and Expenses
Costs applicable to sales(1)	80,820	89,726	96,731	66,379	1,719	335,375
Amortization	36,599	21,838	34,787	20,621	2,683	116,528
Exploration	5,063	841	3,487	2	3,537	12,930
Write-downs	—	—	—	—	4,446	4,446
Other operating expenses	1,213	2,801	1,038	2,238	36,396	43,686
Other income (expense)
Loss on debt extinguishment	—	—	—	—	(21,365)	(21,365)
Fair value adjustments, net	(5,814)	(4,133)	—	—	(1,634)	(11,581)
Interest expense, net	(1,187)	(664)	(128)	(69)	(34,848)	(36,896)
Other, net	(12,125)	(3,859)	(25)	17	16,090	98
Income and mining tax (expense) benefit	45,085	(2,785)	—	(4,293)	(4,760)	33,247
Income (loss) from continuing operations	$43,537	$13,298	$10,397	$43,093	$(87,890)	$22,435
Income (loss) from discontinued operations	$—	$—	$—	$—	$32,917	$32,917
Segment assets(2)	$436,642	$219,009	$199,232	$105,901	$84,938	$1,045,722
Capital expenditures	$35,810	$16,446	$36,826	$4,812	$488	$94,382
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Year ended December 31, 2015	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	169,133	143,930	148,710	84,052	8,732	$554,557
Royalties	—	—	—	—	6,850	6,850
	169,133	143,930	148,710	84,052	15,582	561,407
Costs and Expenses
Costs applicable to sales(1)	138,476	103,994	105,640	52,197	3,520	403,827
Amortization	32,423	23,906	42,240	16,378	11,006	125,953
Exploration	4,533	1,324	2,596	134	2,934	11,521
Write-downs	224,507	—	—	—	22,118	246,625
Other operating expenses	1,293	2,948	1,301	1,717	41,581	48,840
Other income (expense)
Loss on debt extinguishment	—	—	—	—	15,916	15,916
Fair value adjustments, net	3,160	818	—	—	1,224	5,202
Interest expense, net	(4,269)	(748)	(218)	—	(39,743)	(44,978)
Other, net	(10,968)	(13)	7	143	(6,836)	(17,667)
Income and mining tax (expense) benefit	37,597	(1,497)	—	(857)	(6,168)	29,075
Income (loss) from continuing operations	(206,579)	10,318	(3,278)	12,912	(101,184)	(287,811)
Income (loss) from discontinued operations	—	—	—	—	(79,372)	(79,372)
Segment assets(2)	406,648	190,714	197,873	113,305	103,629	1,012,169
Capital expenditures	35,991	25,330	23,834	3,211	607	88,973
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets	December 31, 2017	December 31, 2016
Total assets for reportable segments	$1,344,553	$1,045,722
Cash and cash equivalents	192,032	118,312
Other assets	164,590	154,875
Total consolidated assets	$1,701,175	$1,318,909

Geographic Information

Long-Lived Assets	December 31, 2017	December 31, 2016
Mexico	$370,188	$397,697
United States	377,768	338,897
Canada	331,440	—
Argentina	229	10,228
Other	4,681	8,547
Total	$1,084,306	$755,369

Revenue	Year ended December 31,
	2017	2016	2015
United States	$433,050	$423,216	$376,692
Mexico	274,809	142,198	171,911
Australia	1,739	4,128	8,732
Other	—	2,355	4,072
Total	$709,598	$571,897	$561,407
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its silver and gold bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has eight trading counterparties at December 31, 2017. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 78%, 74%, and 72% of total metal sales for the years ended December 31, 2017, 2016, and 2015, respectively. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and availability of alternative trading counterparties.
The Company's gold concentrate products from the Kensington mine are primarily sold to one smelter under a purchase and sale agreement, and the smelter pays the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington mine amounted to approximately 22%, 26%, and 27% of total metal sales for the years ended December 31, 2017, 2016, and 2015, respectively. While the loss of a smelter may have a material adverse effect if alternate smelters are not available or if the failure to engage a new smelter results in a delay in the sale or purchase of Kensington concentrate, the Company believes that there is sufficient global capacity available to address the loss of a smelter.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2017, 2016, and 2015 (in millions):

	Year ended December 31,
Customer	2017	2016	2015	Segments reporting revenue
China National Gold	$137.5	$126.6	$126.2	Kensington
Republic Metal Corporation	132.4	47.3	0.6	Palmarejo,Wharf
Asahi (formerly Johnson Matthey)	124.1	62.6	84.2	Palmarejo, Wharf, Rochester
Techemet Metal Trading	104.8	40.7	—	Rochester, Wharf
TD Securities	—	15.5	81.3	Palmarejo, Rochester
INTL Commodities	9.6	76.6	33.1	Palmarejo, Rochester, Wharf
Mitsui & Co.	—	—	137.7	Palmarejo, Rochester

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – WRITE-DOWNS

	Year ended December 31,
	2017	2016	2015
Mining properties
Palmarejo	$—	$—	$205,803
Coeur Capital	—	4,446	22,118
	—	4,446	227,921

Property, plant, and equipment
Palmarejo	$—	$—	$18,704

Total	$—	$4,446	$246,625

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
The 2015 write-down of $246.6 million ($209.8 million net of tax) was due to a $224.5 million impairment of the Palmarejo complex ($193.5 million net of tax) and a $22.1 million impairment ($16.3 million net of tax) of certain Coeur Capital assets, including the Endeavor Silver Stream and other royalties. The non-cash impairment charges were largely driven by significant decreases in long-term metal price assumptions and revised mine plans in the fourth quarter. For purposes of this evaluation, estimates of future cash flows of the individual reporting units were used to determine fair value. The estimated cash flows were derived from life-of-mine plans, developed using long-term pricing reflective of the current price environment and management’s projections for operating costs.

NOTE 5 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Year ended December 31,
In thousands	2017	2016
Asset retirement obligation - Beginning	$86,754	$71,763
Accretion	8,769	7,030
Additions and changes in estimates	25,370	9,389
Settlements	(2,094)	(1,428)
Asset retirement obligation - Ending	$118,799	$86,754
The Company has accrued $2.0 million and $1.9 million at December 31, 2017 and December 31, 2016, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.
The Company increased the reclamation liability at Palmarejo by $17.1 million due to the inclusion of the waste rock facility closure plan and tailings facility expansion and at Rochester by $1.2 million at December 31, 2017 due to leach pad expansion. The Company also recorded a $7.1 million reclamation liability in conjunction with the Silvertip acquisition.

NOTE 6 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the years ended December 31, 2017, 2016, and

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2015 was $10.5 million, $9.7 million and $9.3 million, respectively. At December 31, 2017, there was $6.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.4 years.
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
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2017	2016	2015
Weighted average fair value of stock options granted	$3.91	$1.06	$2.65
Volatility	67.07%	61.75%	55.71%
Expected life in years	4.00	3.99	4.75
Risk-free interest rate	1.69%	1.50%	1.51%
Dividend yield	—	—	—
The following table summarizes stock option and SAR activity for the years ended December 31, 2017, 2016, and 2015:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	598,346	$16.26	46,572	$14.06
Granted	310,028	5.57	—	—
Canceled/forfeited	(238,365)	12.69	—	—
Outstanding at December 31, 2015	670,009	12.58	46,572	14.06
Granted	183,251	2.19	—	—
Exercised	(170,897)	7.81	—	—
Canceled/forfeited	(25,752)	16.76	(4,420)	13.31
Outstanding at December 31, 2016	656,611	10.76	42,152	14.14
Granted	14,820	7.60	—	—
Exercised	(26,966)	3.28	—	—
Canceled/forfeited	(27,019)	21.88	—	—
Outstanding at December 31, 2017	617,446	$10.53	42,152	$14.14

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes outstanding stock options as of December 31, 2017.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	434,520	$5.45	7.24
$10.00-$20.00	47,051	12.73	5.68
$20.00-$30.00	133,692	25.64	4.33
$30.00-$40.00	—	—	0.00
$40.00-$50.00	2,183	48.50	0.03
Outstanding	617,446	$10.53	6.47	$1,127
Vested and expected to vest	601,545	$10.71	6.42	$1,065
Exercisable	427,730	$13.62	5.81	$377
At December 31, 2017, there was $0.1 million of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.0 year.
The total intrinsic value of options exercised for the year ended December 31, 2017 was $0.2 million. Cash received from options exercised for the year ended December 31, 2017 was $0.1 million for which there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2017, 2016, and 2015 was $0.5 million, $1.0 million and $1.4 million, respectively.
Restricted Stock
Restricted stock granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and vest in equal installments annually over three years. Restricted stock awards are accounted for as equity awards. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
The following table summarizes restricted stock activity for the years ended December 31, 2017, 2016, and 2015:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	901,999	$12.19
Granted	1,180,384	5.49
Vested	(317,122)	13.38
Cancelled/Forfeited	(257,849)	7.59
Outstanding at December 31, 2015	1,507,412	7.49
Granted	1,768,746	3.72
Vested	(681,829)	8.51
Cancelled/Forfeited	(160,414)	7.16
Outstanding at December 31, 2016	2,433,915	4.48
Granted	799,165	8.78
Vested	(1,023,708)	5.14
Cancelled/Forfeited	(53,527)	5.90
Outstanding at December 31, 2017	2,155,845	$5.72
At December 31, 2017, there was $3.5 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.3 years.
Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. Performance share awards are accounted for as equity awards. The performance

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

shares vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met.
The following table summarizes performance shares activity for the years ended December 31, 2017, 2016, and 2015:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	516,830	$17.61
Granted	809,293	6.97
Cancelled/Forfeited	(190,988)	15.62
Outstanding at December 31, 2015	1,135,135	10.35
Granted	1,437,077	1.79
Cancelled/Forfeited	(199,580)	17.98
Outstanding at December 31, 2016	2,372,632	4.53
Granted	316,213	11.58
Vested	(66,696)	14.18
Cancelled/Forfeited	(253,868)	11.56
Outstanding at December 31, 2017	2,368,281	$4.44
At December 31, 2017, there was $2.6 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.6 years.

NOTE 7 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the years ended December 31, 2017, 2016, and 2015 were $7.3 million, $5.4 million, and $2.9 million, respectively, due to additional Company contributions. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

NOTE 8 - OTHER, NET
Other, net consists of the following:

	Year ended December 31,
In thousands	2017	2016	2015
Foreign exchange gain (loss)	$1,281	$(11,456)	$(16,021)
Gain (loss) on sale of assets and investments	(1,037)	11,334	(352)
Gain on sale of the Joaquin project	21,138	—	—
Gain on repurchase of the Rochester royalty obligation	2,332	—	—
Gain on sale of Endeavor stream and other royalties	1,036	—	—
Impairment of equity securities	(426)	(703)	(2,346)
Other	2,319	923	1,052
Other, net	$26,643	$98	$(17,667)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
In thousands	2017	2016	2015
United States	$10,099	$(13,299)	$(44,101)
Foreign	29,824	2,487	(272,785)
Total	$39,923	$(10,812)	$(316,886)
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
In thousands	2017	2016	2015
Current:
United States	$1,428	$—	$49
United States — State mining taxes	(6,016)	(7,826)	(4,305)
United States — Foreign withholding tax	(8,466)	(1,838)	—
Argentina	55	10	715
Australia	—	14	130
Canada	876	(1,841)	(516)
Mexico	(30,763)	(9,581)	(476)
Deferred:
United States	6,367	(1,610)	(564)
United States — State mining taxes	1,052	748	1,952
Argentina	1,531	115	(1,197)
Australia	—	(1,638)	3,223
Canada	104	1,338	2,875
Mexico	4,805	55,383	27,189
New Zealand	29	(27)	—
Income tax (expense) benefit	$(28,998)	$33,247	$29,075
The Company’s effective tax rate is impacted by recurring items, such as foreign exchange rates on deferred tax balances, mining tax expense, full valuation allowance on the deferred tax assets relating to losses in the United States and certain foreign jurisdictions, and uncertain tax positions. During the year ended December 31, 2016, the Company completed a legal entity reorganization to integrate recent acquisitions resulting in a valuation allowance release of $40.8 million. In addition, the Company’s consolidated effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in our consolidated effective tax rate.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the Company’s effective tax rate with the federal statutory tax rate for the periods indicated is below:

	Year ended December 31,
In thousands	2017	2016	2015
Income and mining tax (expense) benefit at statutory rate	$(14,037)	$3,718	$110,848
State tax provision from continuing operations	26	336	(2,075)
Change in valuation allowance	86,712	40,517	(70,457)
Effect of tax legislation	(88,174)	—	—
Percentage depletion	703	983	—
Uncertain tax positions	2,596	(8,829)	170
U.S. and foreign permanent differences	2,348	(2,652)	(3,376)
Mineral interest related	—	—	(18,318)
Foreign exchange rates	(14,180)	19,701	21,461
Foreign inflation and indexing	(2,346)	(670)	1,117
Foreign tax rate differences	2,929	120	(14,062)
Mining, foreign withholding, and other taxes	(11,274)	(11,052)	8,141
Other, net	5,699	—	(4,374)
Legal entity reorganization	—	(8,925)	—
Income and mining tax (expense) benefit	$(28,998)	$33,247	$29,075
At December 31, 2017 and 2016, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2017	2016
Deferred tax liabilities:
Mineral properties	$143,773	$60,199
Unrealized foreign currency loss and other	1,748	—
Inventory	8,258	4,629
Royalty and other long-term debt	—	8,685
	$153,779	$73,513
Deferred tax assets:
Net operating loss carryforwards	$155,512	$186,005
Property, plant, and equipment	60,286	60,828
Mining Royalty Tax	11,797	6,359
Capital loss carryforwards	19,881	6,770
Asset retirement obligation	25,309	26,951
Foreign subsidiaries - unremitted earnings	1,842	3,685
Unrealized foreign currency loss and other	218	7,413
Accrued expenses	13,512	15,193
Tax credit carryforwards	45,277	29,227
	333,634	342,431
Valuation allowance	(282,868)	(338,539)
	50,766	3,892
Net deferred tax liabilities	$103,013	$69,621

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

	Year ended December 31,
In thousands	2017	2016
U.S.	$235,395	$292,446
Argentina	3,914	6,197
Canada	2,455	1,296
Mexico	17,087	13,033
New Zealand	23,792	23,717
Other	225	1,850
	$282,868	$338,539
The Company has the following tax attribute carryforwards at December 31, 2017, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$369,973	$39,833	$56,958	$86,165	$12,436	$565,365
Expiration years	2019-2037	2029-2036	2017-2026	Indefinite	2017-2021
Alternative minimum tax net operating losses	179,882	—	—	—	—	179,882
Capital losses	72,772	14,018	—	—	—	86,790
Alternative minimum tax credits	1,654	—	—	—	—	1,654
Foreign tax credits	41,730	—	—	—	—	41,730
The majority of the U.S. capital losses will expire from 2020 through 2022. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2019.
The Company intends to indefinitely reinvest earnings from Mexican operations.
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2015	$2,131
Gross increase to current period tax positions	239
Gross increase to prior period tax positions	5,187
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(400)
Unrecognized tax benefits at December 31, 2016	$7,157
Gross increase to current period tax positions	202
Gross increase to prior period tax positions	316
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(2,351)
Unrecognized tax benefits at December 31, 2017	$5,324
At December 31, 2017, 2016, and 2015, $4.3 million, $5.1 million, and $1.2 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.

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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2014 for the US federal jurisdiction and from 2008 for certain other foreign jurisdictions. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $1.5 million and $2.5 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $4.8 million, $5.5 million, and $0.7 million at December 31, 2017, 2016, and 2015, respectively.
On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” which makes widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.
The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of our U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of our deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position will decrease as will the related valuation allowance. The net effect of the tax reform enactment on the financial statements is minimal.
While there are certain aspects of the new tax law that will not impact the Company based on its tax attributes, such as the one-time transition tax on unremitted foreign earnings; there are other aspects of the law, which could have a positive impact on the Company’s future U.S. income tax expense, including the elimination of the U.S. corporate alternative minimum tax. However, uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.

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
For the years ended December 31, 2017, 2016, and 2015, 653,354, 386,771 and 3,239,425 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.
The 3.25% Convertible Senior Notes (“Convertible Notes”) were not included in the computation of diluted net income (loss) per share for the year ended December 31, 2015 because there was no excess value upon conversion over the principal amount of the Convertible Notes. The outstanding Convertible Notes were redeemed in the third quarter of 2016.

	Year ended December 31,
In thousands except per share amounts	2017	2016	2015
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$10,925	$22,435	$(287,811)
Income (loss) from discontinued operations	(12,244)	32,917	(79,372)
	$(1,319)	$55,352	$(367,183)

Weighted average shares:
Basic	180,096	159,853	129,639
Effect of stock-based compensation plans	4,048	3,606	—
Diluted	184,144	163,459	129,639

Basic income (loss) per share:
Income (loss) from continuing operations	$0.06	$0.14	$(2.22)
Income (loss) from discontinued operations	(0.07)	0.21	(0.61)
Basic	$(0.01)	$0.35	$(2.83)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.06	$0.14	$(2.22)
Income (loss) from discontinued operations	(0.07)	0.20	(0.61)
Diluted	$(0.01)	$0.34	$(2.83)

NOTE 11 – FAIR VALUE MEASUREMENTS

	Year ended December 31,
In thousands	2017	2016	2015
Rochester royalty obligation	$(864)	$(4,133)	$818
Palmarejo royalty obligation embedded derivative	—	(5,866)	3,101
Silver and gold options	—	(1,582)	1,283
Fair value adjustments, net	$(864)	$(11,581)	$5,202
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$34,837	$27,946	$—	$6,891
Other derivative instruments, net	251	—	251	—
	$35,088	$27,946	$251	$6,891
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$47,965
Other derivative instruments, net	222	—	222	—
	$48,187	$—	$222	$47,965

	Fair Value at December 31, 2016
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$4,488	$4,209	$—	$279
	$4,488	$4,209	$—	$279
Liabilities:
Rochester royalty obligation	$9,287	$—	$—	$9,287
Other derivative instruments, net	762	—	762	—
	$10,049	$—	$762	$9,287
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
In October 2017 the Company acquired the Silvertip mine from JDS Silver. The consideration for the Silvertip mine includes two $25.0 million contingent payments, which are payable in cash and common stock upon reaching a future resource declaration milestone in 2019 and a future permitting milestone, respectively. The fair value of the Silvertip contingent consideration is estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the year ended December 31, 2017.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Gain on settlement	Balance at the end of the period
Assets:
Equity and debt securities	$279	$6,677	$(65)	$—	$—	$6,891
Liabilities:
Rochester royalty obligation	$9,287	$—	$864	$(7,819)	$(2,332)	$—
Silvertip contingent consideration	$—	$47,705	$260	$—	$—	$47,965

	Year Ended December 31, 2016
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Gain on settlement	Balance at the end of the period
Assets:
Equity and debt securities	$10	$—	$272	$(3)	$—	$279
Liabilities:
Palmarejo royalty obligation embedded derivative	$4,957	$—	$5,866	$(10,823)	$—	$—
Rochester royalty obligation	$9,593	$—	$4,133	$(4,439)	$—	$9,287
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2017 and December 31, 2016 is presented in the following table:

	December 31, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$245,088	$243,913	$—	$243,913	$—
Revolving Credit Facility(2)	$100,000	$100,000	$—	$100,000	$—

(1)	Net of unamortized debt issuance costs of $4.9 million.

(2)	Unamortized debt issuance costs of $1.9 million at December 31, 2017 included in Other Non-Current Assets.

	December 31, 2016
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
7.875% Senior Notes due 2021(1)	$175,991	$184,373	$—	$184,373	$—

(1)	Net of unamortized debt issuance costs and premium received of $2.0 million.
The fair value of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) and the 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) were estimated using quoted market prices. The fair value of the Revolving Credit Facility approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

    The price volatility associated with the minimum royalty obligation was considered an embedded derivative. The Company was required to recognize the change in fair value of the remaining minimum obligation due to changing gold prices. For the years ended December 31, 2016 and 2015, the mark-to-market adjustment associated with the change were losses of $5.9 million and gains of $17.0 million, respectively. Payments on the royalty obligation decreased the carrying amount of the minimum obligation and the derivative liability. For the years ended December 31, 2016 and 2015, realized losses on settlement of the liabilities were $10.8 million and $13.9 million, respectively. The mark-to-market adjustments and realized losses are included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.6 million, losses of $0.2 million, and gains of $0.2 million in the years ended December 31, 2017, 2016, and 2015, respectively.
At December 31, 2017, the Company had the following provisionally priced sales that settle as follows:

In thousands except average prices and notional ounces	2018	Thereafter

Provisional silver sales contracts	$383	$—
Average silver price	$16.61	$—
Notional ounces	23,065	—

Provisional gold sales contracts	$53,214	$—
Average gold price	$1,283	$—
Notional ounces	41,476	—
Silver and Gold Options
During the years ended December 31, 2016 and 2015, the Company had realized losses of $1.6 million and realized gains of $1.3 million, respectively, from settled option contracts. At December 31, 2017, the Company had no outstanding gold and silver options contracts.
The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$251	$222	$—	$—

	December 31, 2016
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$—	$762	$—	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2017	2016	2015
Revenue	Provisional silver and gold sales contracts	$631	$(239)	$214
Fair value adjustments, net	Palmarejo gold production royalty	—	(5,866)	3,101
Fair value adjustments, net	Silver and gold options	—	(1,582)	1,283
		$631	$(7,687)	$4,598
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

NOTE 13 – ACQUISITIONS

In October 2017, the Company completed the acquisition of JDS Silver Holdings, Ltd. and its wholly-owned subsidiary JDS Silver Inc. (collectively, “JDS Silver”), which owns the underground Silvertip silver-zinc-lead mine in northern British Columbia, Canada. JDS Silver was purchased for approximately $156.2 million in cash and $36.0 million in Coeur common stock. In addition, the Company recorded $47.7 million of contingent consideration payable in cash and common stock upon reaching future permitting and resource declaration milestones. The cash consideration was funded with $100.0 million of borrowing under the Facility (as defined below) and cash on hand. Upon closing, the Company issued approximately 4.2 million Coeur shares to former shareholders of JDS Silver. The acquisition aligns with the Company’s strategic shift to a North America-focused mining portfolio.
The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The Company incurred $3.3 million of acquisition costs, which are included in Pre-development, reclamation, and other on the Consolidated Statements of Comprehensive Income (Loss).
The acquisition is not significant to the Company’s results of operations, individually or in the aggregate, because the Silvertip mine is in pre-production. As there is no significant differences from the Company’s historical results of operations, no pro forma financial information is provided. In accordance with the acquisition method of accounting, the purchase price of Silvertip has been allocated to the acquired assets and assumed liabilities based on their estimated fair values on the acquisition date. The fair value estimates were based on, but not limited to, quoted market prices, where available; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable acquired assets and liabilities assumed has been recorded as mineral interest.
The allocation of purchase price to the acquired assets and liabilities assumed is preliminary as of December 31, 2017 and subsequent adjustments may result in changes to mineral interest and other carrying amounts initially assigned based on the preliminary fair value analysis. The principal remaining items to be valued are property, plant and equipment and mining properties, which will be finalized as management continues to review the valuation methodologies used to estimate the fair value of these assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The preliminary purchase price allocation is as follows (in thousands):

Common shares issued (4,191,679 at $8.59)	$36,007
Cash	156,247
Contingent consideration	47,705
Total purchase price	$239,959
Assets:
Receivables and other assets	$9,881
Property, plant, and equipment	29,943
Mining properties, net	288,464
328,288
Liabilities:
Accounts payable and accrued liabilities	13,077
Asset retirement obligation	6,982
Debt and capital lease	20,149
Deferred income taxes	48,121
88,329
Net assets acquired	$239,959
In April 2015, the Company completed the acquisition of Paramount, which held mineral claims adjacent to the Company's Palmarejo mine, including a continuation of the Independencia deposit. Upon closing, Paramount became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Paramount common stock was converted into 0.2016 shares of Coeur common stock, with cash paid in lieu of fractional shares. Immediately prior to completion of the acquisition, Paramount spun off to its existing stockholders a separate, publicly-traded company, Paramount Gold Nevada Corp. (“SpinCo”), which owns the Sleeper Gold Project and other assets in Nevada. SpinCo was capitalized with $8.5 million in cash contributed by Coeur, which amount has been included in the total consideration paid for the acquisition of Paramount. The Company also paid $1.5 million to acquire 4.9% of the newly issued and outstanding shares of SpinCo.
The transaction was accounted for as an asset acquisition, as Paramount is an exploration stage project, which requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their relative fair values. The purchase price and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (32,667,327 at $5.78)	$188,817
Cash	8,530
Transaction advisory fees and other acquisition costs	4,020
Total purchase price	$201,367

Total assets acquired	$307,193
Total liabilities assumed	105,826
Net assets acquired	$201,367
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

NOTE 14 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies. These investments are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses recorded in Other comprehensive income (loss).

	At December 31, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$6,294	$—	$1,354	$7,648
Corvus Gold Inc.	3,582	—	4,518	8,100
Almaden Minerals, Ltd.	3,125	(235)	—	2,890
Northern Empire Resources Corp.	4,489	—	1,077	5,566
Rockhaven Resources, Ltd.	2,064	(193)	—	1,871
Kootenay Silver, Inc.	738	—	1	739
Other	1,479	(453)	405	1,431
Equity securities	$21,771	$(881)	$7,355	$28,245

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(85)	$—	$6,592

Equity and debt securities	$28,448	$(966)	$7,355	$34,837

	At December 31, 2016
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Kootenay Silver, Inc.	$2,645	$—	$—	$2,645
Silver Bull Resources, Inc.	233	—	783	1,016
Other	229	—	598	827
Equity securities	$3,107	$—	$1,381	$4,488

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company performs a quarterly assessment on each of its equity and debt securities with unrealized losses to determine if the security is other than temporarily impaired. The Company recorded pre-tax other-than-temporary impairment losses of $0.4 million, $0.7 million and $2.3 million in the years ended December 31, 2017, 2016 and 2015, in Other, net. The following table summarizes unrealized losses on equity and debt securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2017:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Equity securities	$881	$5,662	$—	$—	$881	$5,662
Debt securities	85	6,592	—	—	85	6,592
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its asset retirement obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At December 31, 2017 and December 31, 2016, the Company held certificates of deposit and cash under these agreements of $20.8 million and $17.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

NOTE 15 – RECEIVABLES
Receivables consist of the following:

In thousands	December 31, 2017	December 31, 2016
Current receivables:
Trade receivables	$5,883	$5,973
Income tax receivable	7	1,038
Value added tax receivable	10,982	44,150
Other	2,197	2,254
	$19,069	$53,415
Non-current receivables:
Value added tax receivable	$28,750	$2,088
Income tax receivable	—	11,657
	28,750	13,745
Total receivables	$47,819	$67,160

After considering the timing required for judgment and appeals, the Company reclassified $26.8 million of value added tax receivables related to Palmarejo from short-term to long-term at December 31, 2017.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	December 31, 2017	December 31, 2016
Inventory:
Concentrate	$6,831	$17,994
Precious metals	18,803	41,955
Supplies	32,596	33,487
	58,230	93,436
Ore on leach pads:
Current	73,752	64,167
Non-current	65,393	67,231
	139,145	131,398
Total inventory and ore on leach pads	$197,375	$224,834

NOTE 17 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2017	December 31, 2016
Land	$9,408	$7,869
Facilities and equipment	554,160	532,122
Assets under capital leases	82,753	54,297
	646,321	594,288
Accumulated amortization (1)	(448,001)	(423,361)
	198,320	170,927
Construction in progress	56,417	22,496
Property, plant and equipment, net	$254,737	$193,423
(1) Includes $28.2 million and $14.8 million of accumulated amortization related to assets under capital leases at December 31, 2017 and 2016, respectively.
Rent expense for operating lease agreements was $18.0 million, $16.8 million, and $14.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2017	Palmarejo	Rochester	Silvertip	Kensington	Wharf		La Preciosa	Total
Mine development	$214,383	$193,881	$57,214	$298,749	$40,618		$—	$804,845
Accumulated amortization	(146,598)	(144,390)	—	(178,632)	(15,748)		—	(485,368)
	67,785	49,491	57,214	120,117	24,870		—	319,477
Mineral interests	629,303	—	245,116	—	45,837		49,085	969,341
Accumulated amortization	(435,215)	—	—	—	(24,034)	—	—	(459,249)
	194,088	—	245,116	—	21,803		49,085	510,092
Mining properties, net	$261,873	$49,491	$302,330	$120,117	$46,673		$49,085	$829,569

December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	La Preciosa	Joaquin	Other	Total
Mine development	$174,890	$165,230	$271,175	$37,485	$—	$—	$—	$648,780
Accumulated amortization	(134,995)	(138,244)	(154,744)	(11,699)	—		—	(439,682)
	39,895	26,986	116,431	25,786	—	—	—	209,098
Mineral interests	629,303	—	—	45,837	49,085	10,000	37,272	771,497
Accumulated amortization	(381,686)	—	—	(19,249)	—	—	(29,370)	(430,305)
	247,617	—	—	26,588	49,085	10,000	7,902	341,192
Mining properties, net	$287,512	$26,986	$116,431	$52,374	$49,085	$10,000	$7,902	$550,290
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
The Silvertip is a silver-zinc-lead mine located in northern British Columbia, Canada. Silvertip is expected to commence production in the first quarter of 2018.
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
Asset Sales
In February 2017, the Company sold the Joaquin silver-gold exploration project for consideration of $27.4 million and a 2.0% NSR royalty on the Joaquin project, the Company recognized a $21.1 million pre-tax gain on this sale, included in Other, net on the Consolidated Statements of Comprehensive Income.
In July 2017, the Company sold the Endeavor Silver Stream and our remaining portfolio of royalties to Metalla for total consideration of $13.0 million comprised of $6.3 million of Metalla shares and a $6.7 million convertible debenture. The Company recognized a $1.2 million pre-tax gain, included in Other, net on the Consolidated Statements of Comprehensive Income.
In December 2017, the Company entered into an agreement to sell Manquiri, which operates the San Bartolomé mine. See Note 22 -- Held for Sale for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 19 – DEBT

	December 31, 2017		December 31, 2016
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$245,088	$—	$—
2021 Senior Notes, net(2)	—	—	—	175,991
Revolving Credit Facility(3)	—	100,000	—	—
Capital lease obligations	16,559	35,481	11,955	22,691
Silvertip debt obligation	14,194	—	—	—
	$30,753	$380,569	$11,955	$198,682
(1) Net of unamortized debt issuance costs of $4.9 million at December 31, 2017.
(2) Net of unamortized debt issuance costs and premium received of $2.0 million at December 31, 2016.
(3) Unamortized debt issuance costs of $1.9 million at December 31, 2017 included in Other Non-Current Assets.

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
The Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines, as well as a pledge of the shares of certain of the Company’s subsidiaries.  The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement contains financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio. Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default. At December 31, 2017, the Company had $88.0 million available under the Facility; $12.0 million of the amounts used under the Facility currently support outstanding letters of credit and $100.0 million was used to partially fund the Silvertip acquisition. At December 31, 2017, the interest rate of the Facility was 3.7%.
Silvertip Debt Obligation
The Company assumed an existing third-party debt obligation as part of the Silvertip acquisition (the “Silvertip Debt”). The Silvertip Debt is comprised of three $5.0 million tranches, all of which are contractually due October 31, 2018 and secured by machinery and equipment. Two of the three tranches bear interest at the 3-month LIBOR rate plus 5.5% and one tranche bears interest at the 3-month LIBOR rate plus 6.7%.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the year ended December 31, 2017, the Company entered into new lease financing arrangements primarily for diesel generators at Kensington and mining equipment at Palmarejo, Rochester, Silvertip and Kensington. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.

Minimum future lease payments under capital and operating leases with terms longer than one year are as follows:

At December 31, (In thousands)
	Operating leases	Capital leases
2018	$5,220	$18,758
2019	5,154	13,938
2020	4,669	11,018
2021	3,798	9,646
2022	2,646	3,510
Thereafter	4,099	40
Total	$25,586	$56,910
Less: imputed interest	—	(4,696)
Net lease obligation	$25,586	$52,214

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense

	Year ended December 31,
In thousands	2017	2016	2015
2024 Senior Notes	$8,608	$—	$—
2021 Senior Notes	6,221	28,871	$33,437
Revolving Credit Facility	885	—	—
3.25% Convertible Senior Notes due 2028	—	13	54
Term Loan due 2020	—	4,939	4,715
Capital lease obligations	1,621	1,422	999
Accretion of Palmarejo gold production royalty obligation	—	1,211	6,567
Amortization of debt issuance costs	809	1,933	2,257
Accretion of debt premium	(71)	(345)	(409)
Accretion of Silvertip contingent consideration	260	—	—
Other debt obligations	42	58	350
Capitalized interest	(1,935)	(1,206)	(2,992)
Total interest expense, net of capitalized interest	$16,440	$36,896	$44,978

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$433,050	$276,548	$—	$709,598
COSTS AND EXPENSES
Costs applicable to sales(1)	—	293,340	146,920	—	440,260
Amortization	1,157	71,340	74,052	—	146,549
General and administrative	33,379	28	209	—	33,616
Exploration	1,592	13,689	15,030	—	30,311
Pre-development, reclamation, and other	4,705	7,497	6,734	—	18,936
Total costs and expenses	40,833	385,894	242,945	—	669,672
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	(864)	—	—	(864)
Other, net	21,254	2,936	10,179	(7,726)	26,643
Interest expense, net of capitalized interest	(14,657)	(975)	(8,534)	7,726	(16,440)
Total other income (expense), net	(2,745)	1,097	1,645	—	(3)
Income (loss) from continuing operations before income and mining taxes	(43,578)	48,253	35,248	—	39,923
Income and mining tax (expense) benefit	2,170	(5,758)	(25,410)	—	(28,998)
Income (loss) from continuing operations	(41,408)	42,495	9,838	—	10,925
Equity income (loss) in consolidated subsidiaries	40,089	(577)	4,416	(43,928)	—
Income (loss) from discontinued operations	—	—	(12,244)	—	(12,244)
NET INCOME (LOSS)	$(1,319)	$41,918	$2,010	$(43,928)	$(1,319)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	3,227	915	—	(915)	3,227
Reclassification adjustments for impairment of equity securities, net of tax	426	426	—	(426)	426
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	1,354	486	—	(486)	1,354
Other comprehensive income (loss)	5,007	1,827	—	(1,827)	5,007
COMPREHENSIVE INCOME (LOSS)	$3,688	$43,745	$2,010	$(45,755)	$3,688
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$423,488	$148,409	$—	$571,897
COSTS AND EXPENSES
Costs applicable to sales(1)	—	252,836	82,539	—	335,375
Amortization	1,558	77,392	37,578	—	116,528
COSTS AND EXPENSES
General and administrative	28,704	250	321	—	29,275
Exploration	1,596	6,127	5,207	—	12,930
Write-downs	—	—	4,446	—	4,446
Pre-development, reclamation, and other	2,044	5,839	6,528	—	14,411
Total costs and expenses	33,902	342,444	136,619	—	512,965
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(21,365)	—	—	—	(21,365)
Fair value adjustments, net	(1,635)	(4,133)	(5,813)	—	(11,581)
Other, net	4,357	2,139	(1,314)	(5,084)	98
Interest expense, net of capitalized interest	(35,158)	(861)	(5,961)	5,084	(36,896)
Total other income (expense), net	(53,801)	(2,855)	(13,088)	—	(69,744)
Income (loss) from continuing operations before income and mining taxes	(87,703)	78,189	(1,298)	—	(10,812)
Income and mining tax (expense) benefit	11,733	(7,517)	29,031	—	33,247
Income (loss) from continuing operations	(75,970)	70,672	27,733	—	22,435
Equity income (loss) in consolidated subsidiaries	131,322	(4,353)	—	(126,969)	—
Income (loss) from discontinued operations	—	—	32,917	—	32,917
NET INCOME (LOSS)	$55,352	$66,319	$60,650	$(126,969)	$55,352
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	3,222	3,156	—	(3,156)	3,222
Reclassification adjustments for impairment of equity securities, net of tax	703	703	—	(703)	703
Reclassification adjustments for realized loss on sale of equity securities, net of tax	(2,691)	(3,181)	—	3,181	(2,691)
Other comprehensive income (loss)	1,234	678	—	(678)	1,234
COMPREHENSIVE INCOME (LOSS)	$56,586	$66,997	$60,650	$(127,647)	$56,586
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$378,278	$183,129	$—	$561,407
COSTS AND EXPENSES
Costs applicable to sales(1)	—	261,830	141,997	—	403,827
Amortization	1,991	83,325	40,637	—	125,953
COSTS AND EXPENSES
General and administrative	32,405	35	196	—	32,636
Exploration	2,265	3,931	5,325	—	11,521
Write-downs	—	1,630	244,995	—	246,625
Pre-development, reclamation, and other	4,083	5,920	6,201	—	16,204
Total costs and expenses	40,744	356,671	439,351	—	836,766
OTHER INCOME (EXPENSE), NET
Gain on debt extinguishments	15,916	—	—	—	15,916
Fair value adjustments, net	1,224	818	3,160	—	5,202
Other, net	4,336	(3,106)	(15,121)	(3,776)	(17,667)
Interest expense, net of capitalized interest	(39,867)	(966)	(7,921)	3,776	(44,978)
Total other income (expense), net	(18,391)	(3,254)	(19,882)	—	(41,527)
Income (loss) from continuing operations before income and mining taxes	(59,135)	18,353	(276,104)	—	(316,886)
Income and mining tax (expense) benefit	1,827	(2,354)	29,602	—	29,075
Income (loss) from continuing operations	(57,308)	15,999	(246,502)	—	(287,811)
Equity income (loss) in consolidated subsidiaries	(309,875)	(14,814)	—	324,689	—
Income (loss) from discontinued operations	—	—	(79,372)	—	(79,372)
NET INCOME (LOSS)	$(367,183)	$1,185	$(325,874)	$324,689	$(367,183)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on equity securities, net of tax	(4,154)	(3,118)	—	3,118	(4,154)
Reclassification adjustments for impairment of equity securities, net of tax	2,346	2,346	—	(2,346)	2,346
Reclassification adjustments for realized loss on sale of equity securities, net of tax	894	894	—	(894)	894
Other comprehensive income (loss)	(914)	122	—	(122)	(914)
COMPREHENSIVE INCOME (LOSS)	$(368,097)	$1,307	$(325,874)	$324,567	$(368,097)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(8,470)	$118,667		$130,491	$(43,528)	197,160
Cash provided by (used in) activities of discontinued operations	—	—		11,296	—	11,296
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,470)	118,667		141,787	(43,528)	208,456

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,941)	(85,967)		(48,826)	—	(136,734)
Proceeds from the sale of assets	8,917	6,902		886	—	16,705
Purchase of investments	(15,057)	(1)		—	—	(15,058)
Sales of investments	9,157	2,164		—	—	11,321
Acquisitions, net of cash acquired	(156,248)	—	52,577	—	—	(156,248)
Other	(3,020)	—		2,803	—	(217)
Investments in consolidated subsidiaries	(34,419)	12,911		(881)	22,389	—
Cash provided by (used in) activities of continuing operations	(192,611)	(63,991)		(46,018)	22,389	(280,231)
Cash provided by (used in) activities of discontinued operations	—	—		(1,392)	—	(1,392)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(192,611)	(63,991)		(47,410)	22,389	(281,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	342,620	—	52,577	—	—	342,620
Payments on debt, capital leases, and associated costs	(185,538)	(7,926)		(9,581)	—	(203,045)
Net intercompany financing activity	34,359	(44,540)		9,801	380	—
Other	(3,746)	—		—	—	(3,746)
Cash provided by (used in) activities of continuing operations	187,695	(52,466)		220	380	135,829
Cash provided by (used in) activities of discontinued operations	—	—		(20,843)	20,759	(84)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	187,695	(52,466)		(20,623)	21,139	135,745
Effect of exchange rate changes on cash and cash equivalents	—	6		197	—	203
Less net cash provided by (used in) discontinued operations	—	—		(10,939)	—	(10,939)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,386)	2,216		84,890	—	73,720
Cash and cash equivalents at beginning of period	58,048	50,023		10,241	—	118,312
Cash and cash equivalents at end of period	$44,662	$52,239		$95,131	$—	$192,032

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$62,207	$134,892	$26,331	$(126,969)	96,461
Cash provided by (used in) activities of discontinued operations	—	—	29,356	—	29,356
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	62,207	134,892	55,687	(126,969)	125,817

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(246)	(58,084)	(36,052)	—	(94,382)
Proceeds from the sale of assets	—	4,800	11,496	—	16,296
Purchase of investments	(178)	—	—	—	(178)
Sales of investments	501	6,576	—	—	7,077
Acquisitions, net of cash acquired	—	—	(1,417)	—	(1,417)
Other	(4,396)	368	(180)	—	(4,208)
Investments in consolidated subsidiaries	(107,855)	25,047	—	82,808	—
Cash provided by (used in) activities of continuing operations	(112,174)	(21,293)	(26,153)	82,808	(76,812)
Cash provided by (used in) activities of discontinued operations	—	—	(6,631)	—	(6,631)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,174)	(21,293)	(32,784)	82,808	(83,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(303,686)	(10,894)	(3,573)	—	(318,153)
Gold production royalty payments	—	—	(27,155)	—	(27,155)
Net intercompany financing activity	45,850	(86,914)	13,404	27,660	—
Issuance of common stock	269,556	—	—	—	269,556
Other	172	—	—	—	172
Cash provided by (used in) activities of continuing operations	11,892	(97,808)	(17,324)	27,660	(75,580)
Cash provided by (used in) activities of discontinued operations	—	—	(21,149)	16,501	(4,648)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,892	(97,808)	(38,473)	44,161	(80,228)
Effect of exchange rate changes on cash and cash equivalents	—	4	(682)	—	(678)
Less net cash provided by (used in) discontinued operations	—	—	1,576	—	1,576
NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,075)	15,795	(17,828)	—	(40,108)
Cash and cash equivalents at beginning of period	96,123	34,228	28,069	—	158,420
Cash and cash equivalents at end of period	$58,048	$50,023	$10,241	$—	$118,312

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(377,091)	$86,486	$53,328	$324,689	87,412
Cash provided by (used in) activities of discontinued operations	—	—	26,130	—	26,130
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(377,091)	86,486	79,458	324,689	113,542

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(514)	(52,376)	(36,083)	—	(88,973)
Proceeds from the sale of assets	—	289	318	—	607
Purchase of investments	(1,880)	—	—	—	(1,880)
Sales of investments	2	532	71	—	605
Acquisitions, net of cash acquired	(110,846)	—	—	—	(110,846)
Other	(4,710)	234	(110)	—	(4,586)
Investments in consolidated subsidiaries	282,041	20,239	120	(302,400)	—
Cash provided by (used in) activities of continuing operations	164,093	(31,082)	(35,684)	(302,400)	(205,073)
Cash provided by (used in) activities of discontinued operations	—	—	(6,220)	—	(6,220)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	164,093	(31,082)	(41,904)	(302,400)	(211,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	150,000	—	—	—	150,000
Payments on debt, capital leases, and associated costs	(62,930)	(7,428)	(245)	—	(70,603)
Gold production royalty payments	—	—	(39,235)	—	(39,235)
Net intercompany financing activity	12,232	(19,518)	27,321	(20,035)	—
Other	(542)	—	—	—	(542)
Cash provided by (used in) activities of continuing operations	98,760	(26,946)	(12,159)	(20,035)	39,620
Cash provided by (used in) activities of discontinued operations	—	—	(8,358)	(2,254)	(10,612)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	98,760	(26,946)	(20,517)	(22,289)	29,008
Effect of exchange rate changes on cash and cash equivalents	—	(11)	(1,393)	—	(1,404)
Less net cash provided by (used in) discontinued operations	—	—	11,552	—	11,552
NET CHANGE IN CASH AND CASH EQUIVALENTS	(114,238)	28,447	4,092	—	(81,699)
Cash and cash equivalents at beginning of period	210,361	5,781	23,977	—	240,119
Cash and cash equivalents at end of period	$96,123	$34,228	$28,069	$—	$158,420

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,662	$52,239	$95,131	$—	$192,032
Receivables	137	7,922	11,010	—	19,069
Ore on leach pads	—	73,752	—	—	73,752
Inventory	—	29,769	28,461	—	58,230
Prepaid expenses and other	7,824	2,816	4,413	—	15,053
Assets held for sale	—	—	91,421	—	91,421
	52,623	166,498	230,436	—	449,557
NON-CURRENT ASSETS
Property, plant and equipment, net	4,007	161,487	89,243	—	254,737
Mining properties, net	—	216,281	613,288	—	829,569
Ore on leach pads	—	65,393	—	—	65,393
Restricted assets	13,251	227	7,369	—	20,847
Equity and debt securities	33,569	1,268	—	—	34,837
Receivables	—	—	28,750	—	28,750
Net investment in subsidiaries	422,074	223	(18)	(422,279)	—
Other	320,335	11,040	2,854	(316,744)	17,485
TOTAL ASSETS	$845,859	$622,417	$971,922	$(739,023)	$1,701,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,607	$24,534	$20,451	$—	$48,592
Other accrued liabilities	13,205	19,262	62,463	—	94,930
Debt	—	9,215	21,538	—	30,753
Royalty obligations	—	—	—	—	—
Reclamation	—	2,313	1,464	—	3,777
Liabilities held for sale	—	—	50,677	—	50,677
	16,812	55,324	156,593	—	228,729
NON-CURRENT LIABILITIES
Debt	345,088	28,313	323,912	(316,744)	380,569
Reclamation	—	82,021	35,034	—	117,055
Deferred tax liabilities	4,110	5,127	95,911	—	105,148
Other long-term liabilities	2,311	3,063	49,323	—	54,697
Intercompany payable (receivable)	(337,439)	317,759	19,680	—	—
	14,070	436,283	523,860	(316,744)	657,469
STOCKHOLDERS’ EQUITY
Common stock	1,856	19,630	195,020	(214,650)	1,856
Additional paid-in capital	3,357,345	149,194	1,885,046	(2,034,240)	3,357,345
Accumulated deficit	(2,546,743)	(34,551)	(1,788,597)	1,823,148	(2,546,743)
Accumulated other comprehensive income (loss)	2,519	(3,463)	—	3,463	2,519
	814,977	130,810	291,469	(422,279)	814,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$845,859	$622,417	$971,922	$(739,023)	$1,701,175

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,048	$50,023	$10,241	$—	$118,312
Receivables	12	6,865	46,538	—	53,415
Ore on leach pads	—	64,167	—	—	64,167
Inventory	—	49,393	44,043	—	93,436
Prepaid expenses and other	3,803	1,459	4,753	—	10,015
Assets held for sale	—	—	71,442	—	71,442
	61,863	171,907	177,017	—	410,787
NON-CURRENT ASSETS
Property, plant and equipment, net	3,222	139,885	50,316	—	193,423
Mining properties, net	—	195,791	354,499	—	550,290
Ore on leach pads	—	67,231	—	—	67,231
Restricted assets	10,170	226	7,201	—	17,597
Equity and debt securities	—	4,488	—	—	4,488
Receivables	—	—	13,745	—	13,745
Net investment in subsidiaries	273,056	11,650	—	(284,706)	—
Other	221,381	9,263	3,500	(221,559)	12,585
Assets held for sale	—	—	48,763	—	48,763
TOTAL ASSETS	$569,692	$600,441	$655,041	$(506,265)	$1,318,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,153	$24,921	$17,586	$—	$44,660
Other accrued liabilities	12,881	13,664	9,900	—	36,445
Debt	—	6,516	5,439	—	11,955
Royalty obligations	—	4,995	—	—	4,995
Reclamation	—	2,672	437	—	3,109
Liabilities held for sale	—	—	15,470	—	15,470
	15,034	52,768	48,832	—	116,634
NON-CURRENT LIABILITIES
Debt	175,991	15,214	229,036	(221,559)	198,682
Royalty obligations	—	4,292	—	—	4,292
Reclamation	—	75,183	10,409	—	85,592
Deferred tax liabilities	13,810	6,179	49,822	—	69,811
Other long-term liabilities	1,993	4,750	34,911	—	41,654
Intercompany payable (receivable)	(405,623)	336,813	68,810	—	—
Liabilities held for sale	—	—	33,757	—	33,757
	(213,829)	442,431	426,745	(221,559)	433,788
STOCKHOLDERS’ EQUITY
Common stock	1,809	250	197,913	(198,163)	1,809
Additional paid-in capital	3,314,590	181,009	1,864,261	(2,045,270)	3,314,590
Accumulated deficit	(2,545,424)	(73,529)	(1,882,710)	1,956,239	(2,545,424)
Accumulated other comprehensive income (loss)	(2,488)	(2,488)	—	2,488	(2,488)
	768,487	105,242	179,464	(284,706)	768,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,692	$600,441	$655,041	$(506,265)	$1,318,909

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Effective August 2016, Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from the Paramount properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur has satisfied its contractual obligation to repay the deposit to the subsidiary of Franco-Nevada Corporation, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to the Franco-Nevada Corporation subsidiary.  As of December 31, 2017, the remaining unamortized balance was $14.9 million.
Silvertip Contingent Consideration
A total of $50.0 million of contingent consideration, payable in cash and common stock, was offered in conjunction with the Silvertip acquisition in October 2017. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at December 31, 2017. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day. The application must be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018. The second milestone payment of $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The maximum payment of $25.0 million can be earned if the total resource reaches 3.7 million tonnes. The former JDS Silver shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes up to 3.7 million tonnes.

NOTE 22 – ASSETS AND LIABILITIES HELD FOR SALE
On December 22, 2017, the Company and certain of its subsidiaries entered into a definitive agreement (the “Agreement”) to sell all of the outstanding capital stock of Manquiri, which is the owner and operator of the San Bartolomé mine and processing facility (the “Transaction”). The Agreement provides that Manquiri will be sold to Argentum Investments, AB (“Argentum”), a privately-held Swedish company owned by a group of Mexican individuals with extensive mining experience in Latin America. The transaction is expected to close in early 2018, subject to customary closing conditions. Results of operations for the year ended December 31, 2017 include a $3.4 million write-down of assets to expected realizable value. The Company considered the terms of the Agreement to determine the expected realizable value.
Under the Agreement, affiliates of Argentum will acquire Manquiri from Coeur and its subsidiaries for the following consideration:

•
2.0% net smelter returns royalty (the “NSR”) payable to Coeur on all metals processed through the San Bartolomé Mine’s processing facility, commencing on the first anniversary of the closing of the Transaction. Coeur estimates the value of this NSR to be approximately $5.0 million.

•	Approximately $13.0 million of pre-closing value added tax refunds that will be collected or received by Manquiri in the future will be paid to Coeur (net of collection costs).

•	One-year promissory note of approximately $28.0 million payable to Coeur with an aggregate principal amount equal to Manquiri’s cash and cash equivalents (the “Note”).

•
The Agreement includes certain post-closing covenants, guaranties and indemnification obligations on the part of the Company for which the Company is expected to recognize a liability of approximately $6.0 million when the Transaction closes.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In accordance with GAAP, the Company classified Manquiri as held for sale and the associated assets and liabilities are classified separately on the consolidated balance sheets. The major classes of assets and liabilities associated with San Bartolomé as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,931	$43,870
Receivables	7,295	7,016
Inventory	10,655	12,590
Prepaid expenses and other	13,415	7,966
Property, plant and equipment, net	20,240	—
Mining properties, net	6,885	—
	91,421	71,442

NON-CURRENT ASSETS
Property, plant and equipment, net	—	23,373
Mining properties, net	—	8,165
Receivables	—	17,225
TOTAL ASSETS	$91,421	$120,205
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$10,974	$8,675
Accrued liabilities and other	5,161	6,382
Reclamation	15,179	413
Other	19,363	—
	50,677	15,470
NON-CURRENT LIABILITIES
Reclamation	—	10,212
Deferred tax liabilities	—	4,987
Other	—	18,558
TOTAL LIABILITIES	$50,677	$49,227

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The expected sale of Manquiri and San Bartolomé is expected to have a major effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the years ended December 31, 2017, 2016 and 2015 are classified on the consolidated statements of operations and comprehensive income (loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
Revenue	$73,065	$93,880	$84,679
Costs applicable to sales(1)	74,074	74,166	75,827
Amortization	5,899	6,633	17,798
General and administrative	172	101	198
Exploration	23	—	126
Write-downs	3,390	—	66,712
Pre-development, reclamation, and other	4,664	2,808	1,589
Interest expense, net of capitalized interest	(27)	(24)	(725)
Other, net	1,763	1,777	1,736
Pretax profit or loss of discontinued operations related to major classes of pretax profit (loss)	(13,421)	11,925	(76,560)
Pretax gain or loss on the disposal of the discontinued operation	—	—	—
Total pretax gain or loss on discontinued operations	(13,421)	11,925	(76,560)
Income and mining tax (expense) benefit	1,177	20,992	(2,812)
Income (loss) from discontinued operations.	$(12,244)	$32,917	$(79,372)
(1) Excludes amortization.
Net cash provided by operating activities from San Bartolomé were $11.3 million, $29.4 million, and $26.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used in investing activities, which primarily relate to capital expenditures, from San Bartolomé were $1.4 million, $6.6 million, and $6.2 million for the years ended December 31, 2017, 2016 and 2015.

NOTE 23 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

	December 31, 2017	December 31, 2016
Accrued salaries and wages	$26,559	$20,895
Income and mining taxes	25,788	3,721
Silvertip contingent consideration	24,393	—
Accrued operating costs	12,323	3,199
Taxes other than income and mining	4,354	2,738
Accrued interest payable	1,513	5,892
Accrued liabilities and other	$94,930	$36,445

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2017	2016	2015
Capital lease obligations	$34,604	$32,243	$4,123
Non-cash extinguishment of senior notes	—	10,616	53,373
Non-cash acquisitions and related deferred taxes	131,833	—	297,821
Other cash flow information:
Interest paid	$21,943	$41,919	$41,442
Income taxes paid	13,000	17,181	1,937

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2017
Revenues	$185,554	$149,540	$159,919	$214,585
Costs applicable to sales	114,490	102,229	101,559	121,982
Amortization	38,693	30,733	32,401	44,722
Exploration	5,252	7,813	9,792	7,454
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)	13,962	11,110	12,374	15,106
Income (loss) from continuing operations	18,299	(9,995)	(11,728)	14,349
Income (loss) from discontinued operations	364	(960)	(4,924)	(6,724)
Net income (loss)	18,663	(10,955)	(16,652)	7,625
Cash provided by (used in) operating activities	43,938	24,103	37,308	91,811
Capital expenditures	23,591	37,107	28,982	47,054

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.10	$(0.05)	$(0.06)	$0.08
Net income (loss) from discontinued operations	—	(0.01)	(0.03)	(0.04)
Basic	$0.10	$(0.06)	$(0.09)	$0.04

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.10	$(0.05)	$(0.06)	$0.08
Net income (loss) from discontinued operations	—	(0.01)	(0.03)	(0.04)
Diluted	$0.10	$(0.06)	$(0.09)	$0.04

	Q1	Q2	Q3	Q4
2016
Revenues	$127,109	$156,822	$148,762	$139,204
Costs applicable to sales	84,058	81,820	84,594	84,903
Amortization	26,210	35,653	26,040	28,625
Exploration	1,731	2,233	3,706	5,260
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)	16,635	10,688	10,439	10,370
Income (loss) from continuing operations	(21,640)	8,280	46,123	(10,328)
Income (loss) from discontinued operations	1,244	6,217	23,436	2,020
Net income (loss)	(20,396)	14,497	69,559	(8,308)
Cash provided by (used in) operating activities	1,085	34,752	39,201	21,423
Capital expenditures	21,651	21,971	22,626	28,134

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.15)	$0.05	$0.29	$(0.06)
Net income (loss) from discontinued operations	0.01	0.04	0.14	0.01
Basic	$(0.14)	$0.09	$0.43	$(0.05)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$(0.15)	$0.05	$0.28	$(0.06)
Net income (loss) from discontinued operations	0.01	0.04	0.14	0.01
Diluted	$(0.14)	$0.09	$0.42	$(0.05)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2017.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The Company completed the acquisition of Coeur Silvertip Holdings Ltd. during 2017, and management excluded the internal control over financial reporting of this entity from its assessment of internal control over financial reporting at December 31, 2017. The consolidated financial statements for the Company for the year ended December 31, 2017, reflect segment assets of approximately $339.4 million and no revenues associated with the acquired business.
The effectiveness of internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.         Other Information

Amended and Restated Executive Severance Policy
On February 5, 2018, the Company's executive severance policy was amended to modify the severance calculation to remove target equity award value and increase the multiples applied to base salary and target annual incentive. A copy of the amended policy is attached to this Report as Exhibit 10.7 and incorporated herein by reference.

Amended and Restated Employment Agreement
On February 5, 2018, the Company and Mr. Krebs entered into an amended and restated employment agreement (the “Amended Employment Agreement”). The Amended Employment Agreement reflects the compensation described in the Company’s most recent proxy statement. The Amended Employment Agreement was entered into in order to make the severance provisions applicable to Mr. Krebs consistent with the Company’s executive severance policy. A copy of the amended agreement is attached to this Report as Exhibit 10.9 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2017 Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2017 Year End,” “2017 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	617,446	$10.53	2,014,703
Equity compensation plans not approved by security holders	—	—	—
Total	617,446	$10.53	2,014,703

(1)
Amounts include 2,368,281 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.        Exhibits
(a) The Company's consolidated financial statements and notes, together with the reports thereon of Grant Thornton LLP dated February 7, 2018 and of KPMG LLP dated February 10, 2016, except as to note 22, which is as of February 7, 2018, are included herein as part of Item 8. Financial Statements and Supplementary Data above.
(b) The following listed documents are filed as Exhibits to this report:

2.1
Agreement and Plan of Merger, dated as of December 16, 2014, among the Registrant, Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp. and Paramount Nevada Gold Corp. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2014 (File No. 001-08641)).

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

2.4
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

3.3
Certificate of Amendment to Certificate of Incorporation, effective as of May 12, 2015 (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 13, 2015 (File No. 333-204142)).

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

4.2
Indenture, dated May 31, 2017, among Coeur Mining, Inc., as issuer, certain subsidiaries of Coeur Mining, Inc., as guarantors thereto, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2017 (File No. 001-08641)).

4.3
Registration Rights Agreement, dated May 31, 2017, among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., and Goldman Sachs & Co. LLC (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2017 (File No. 001-08641)).

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

10.4
Offer letter dated February 4, 2013 from the Registrant to Frank L. Hanagarne, Jr. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2013 (File No. 001-08641)).*

10.5
Offer letter dated February 4, 2013 from the Registrant to Peter Mitchell (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2013 (File No. 001-08641)).*

10.6	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013 (File No. 001-08641)).
10.7	Amended and Restated Executive Severance Policy of the Registrant (filed herewith).*
10.8
Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-08641)).*

10.9	Amended and Restated Employment Agreement dated February 5, 2018 between the Registrant and Mitchell J. Krebs (filed herewith).*

10.10	Offer letter dated August 24, 2013 from the Registrant to Hans Rasmussen (filed herewith).*
10.11	Coeur Mining, Inc. 2015 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2015 (File No. 001-08641)).*
10.12	Form of Restricted Stock Award Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.13	Form of Incentive Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.14	Form of Nonqualified Stock Option Award Agreement (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.15	Form of Performance Share Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.16
Form of Cash-Settled Stock Appreciation Rights Award Agreement (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*

10.17	Form of Performance Unit Agreement (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-08641)).*
10.18	Annual Incentive Plan Summary of the Registrant (Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).
10.19	Officer Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*
10.20
Nonqualified Deferred Compensation Plan of the Registrant (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*

10.21
Share Purchase Agreement, dated December 22, 2017, among Coeur Mining, Inc., Coeur South America Corp., Coeur Explorations, Inc., Empresa Minera Manquiri S.A., and NewCo 4714 Sweden AB under change of name to Argentum Investment AB (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2017 (File No. 001-08641)).

10.22
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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 7, 2018	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 7, 2018

/s/ Peter C. Mitchell______________________ Peter C. Mitchell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2018

/s/ Ken Watkinson______________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2018

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 7, 2018

/s/ Kevin S. Crutchfield___________________ Kevin S. Crutchfield	Director	February 7, 2018

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 7, 2018

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 7, 2018

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 7, 2018

/s/ John H. Robinson______________________ John H. Robinson	Director	February 7, 2018

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 7, 2018