Form 10-Q
period 2018-03-31
Coeur Mining, Inc.
filed 2018-04-25
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 186,116,975 shares were issued and outstanding as of April 23, 2018.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended March 31,
		2018	2017
	Notes	In thousands, except share data
Revenue	3	$163,267	$185,554
COSTS AND EXPENSES
Costs applicable to sales(1)	3	99,340	114,490
Amortization		30,777	38,693
General and administrative		8,804	10,125
Exploration		6,683	5,252
Pre-development, reclamation, and other		4,225	3,837
Total costs and expenses		149,829	172,397
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	10	4,987	(1,200)
Interest expense, net of capitalized interest	18	(5,965)	(3,579)
Other, net	7	180	20,799
Total other income (expense), net		(798)	16,020
Income (loss) before income and mining taxes		12,640	29,177
Income and mining tax (expense) benefit	8	(11,949)	(10,878)
Income (loss) from continuing operations		$691	$18,299
Income (loss) from discontinued operations	21	550	364
NET INCOME (LOSS)		$1,241	$18,663
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities		(278)	(2,182)
Reclassification adjustments for impairment of equity securities		—	121
Reclassification adjustments for realized (gain) loss on sale of equity securities		—	1,471
Other comprehensive income (loss)		(278)	(590)
COMPREHENSIVE INCOME (LOSS)		$963	$18,073

NET INCOME (LOSS) PER SHARE	9
Basic income (loss) per share:
Net income (loss) from continuing operations		$0.00	$0.10
Net income (loss) from discontinued operations		0.00	0.00
Basic(2)		$0.01	$0.10
Diluted income (loss) per share:
Net income (loss) from continuing operations		$0.00	$0.10
Net income (loss) from discontinued operations		0.00	0.00
Diluted(2)		$0.01	$0.10
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended March 31,
		2018	2017
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$1,241	$18,663
(Income) loss from discontinued operations		(550)	(364)
Adjustments:
Amortization		30,777	38,693
Accretion		3,318	2,240
Deferred taxes		454	2,584
Fair value adjustments, net	10	(4,987)	1,200
Stock-based compensation	5	2,786	3,307
Gain on sale of the Joaquin project		—	(21,138)
Other		401	(1,895)
Changes in operating assets and liabilities:
Receivables		(1,691)	5,680
Prepaid expenses and other current assets		(5,635)	(4,906)
Inventory and ore on leach pads		(8,708)	15,171
Accounts payable and accrued liabilities		(1,865)	(15,299)
CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS		15,541	43,936
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		(2,690)	11,335
CASH PROVIDED BY OPERATING ACTIVITIES		12,851	55,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(42,345)	(23,591)
Proceeds from the sale of assets		60	15,019
Purchase of investments		(361)	(1,016)
Sale of investments		1,619	10,020
Other		(65)	(14)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(41,092)	418
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		(28,470)	(388)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(69,562)	30
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	18	15,000	—
Payments on debt, capital leases, and associated costs	18	(18,449)	(3,206)
Other		(4,606)	(3,247)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(8,055)	(6,453)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		(22)	(20)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(8,077)	(6,473)
Effect of exchange rate changes on cash and cash equivalents		557	555
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(64,231)	49,383
Less net cash provided by (used in) discontinued operations(1)		(32,930)	5,527
		(31,301)	43,856
Cash, cash equivalents and restricted cash at beginning of period		203,402	126,601
Cash, cash equivalents and restricted cash at end of period		$172,101	$170,457
(1) Less net cash provided by (used in) discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748 and $5,400 during the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2018 (unaudited)	December 31, 2017
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$159,643	$192,032
Receivables	14	35,864	19,069
Inventory	15	61,723	58,230
Ore on leach pads	15	75,584	73,752
Prepaid expenses and other		18,203	15,053
Assets held for sale	21	—	91,421
		351,017	449,557
NON-CURRENT ASSETS
Property, plant and equipment, net	16	266,157	254,737
Mining properties, net	17	843,821	829,569
Ore on leach pads	15	67,430	65,393
Restricted assets	13	22,116	20,847
Equity and debt securities	13	37,317	34,837
Receivables	14	55,428	28,750
Other		18,649	17,485
TOTAL ASSETS		$1,661,935	$1,701,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$44,864	$48,592
Accrued liabilities and other	22	105,149	94,930
Debt	18	17,040	30,753
Reclamation	4	3,777	3,777
Liabilities held for sale	21	—	50,677
		170,830	228,729
NON-CURRENT LIABILITIES
Debt	18	396,984	380,569
Reclamation	4	119,154	117,055
Deferred tax liabilities		105,224	105,148
Other long-term liabilities		55,432	54,697
		676,794	657,469
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 186,176,237 issued and outstanding at March 31, 2018 and 185,637,724 at December 31, 2017		1,862	1,856
Additional paid-in capital		3,355,710	3,357,345
Accumulated other comprehensive income (loss)		(363)	2,519
Accumulated deficit		(2,542,898)	(2,546,743)
		814,311	814,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,661,935	$1,701,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	$814,977
Net income (loss)	—	—	—	1,241	—	1,241
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Common stock issued under stock-based compensation plans, net	538	6	(1,635)	—	—	(1,629)
Balances at March 31, 2018 (Unaudited)	186,176	$1,862	$3,355,710	$(2,542,898)	$(363)	$814,311
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2018. The condensed consolidated December 31, 2017 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
On January 1, 2018, the Company adopted the updated revenue guidance applicable under ASC 606 - Revenue from Contracts with Customers. The new guidance creates a five-step framework to determine revenue recognition:

1.	Identify the contract with the customer

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company produces doré and concentrate that is shipped to third-party refiners and smelters, respectively, for processing. The Company enters into contracts to sell its metal to various third-party customers which may include the refiners and smelters that process the doré and concentrate. The Company’s performance obligation in these transactions is generally the transfer of metal to the customer.

In the case of doré shipments, the company generally sells refined metal at market prices agreed upon by both parties. The Company also has the right, but not the obligation, to sell a portion of the anticipated refined metal in advance of being fully refined. When the Company sells refined metal or advanced metal, the performance obligation is satisfied when the metal is delivered to the customer. Revenue and Costs Applicable to Sales are recorded on a gross basis under these contracts at the time the performance obligation is satisfied.

Under the Company’s concentrate sales contracts with third-party smelters, metal prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. When the Company sells gold concentrate to the third-party smelters, the performance obligation is satisfied when the concentrate is loaded onto the third-party shipping vessel. The contracts, in general, provide for provisional payment based upon provisional assays and historical metal prices. Final settlement is based on the applicable price for the specified future quotational period and generally occurs three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final metal settlement.

The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices are can either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when the concentrate is loaded onto the third-party shipping vessel. The off-take agreement allows for the Company to sell concentrate in advance of shipment and results in the customer taking ownership of the concentrate prior to shipment.

For doré and off-take sales, the Company may incur a finance charge related to advance sales that is not considered significant and, as such, is not considered a separate performance obligation. In addition, the Company has elected to treat freight costs as a fulfillment cost under ASC 606 and not as a separate performance obligation.

The Company’s streaming agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) commenced in 2016 with a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with this deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.

The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three months ended March 31,
In thousands	2018	2017
Opening Balance	$14,883	$19,281
Revenue Recognized	(543)	$(1,629)
Closing Balance	$14,340	$17,652

Recent Accounting Standards
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and did not materially impact the Company’s consolidated net income, financial position or cash flows.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and resulted in the inclusion of restricted cash equivalents on the Consolidated Statements of Cash Flows of $12.5 million at March 31, 2018 and $9.8 million at March 31, 2017.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and did not materially impact the Company’s consolidated net income, financial position or cash flows.
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
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. These changes became effective for the Company’s fiscal year beginning January 1, 2018, and resulted in a reclassification of $2.6 million of unrealized holding gains and losses and deferred income taxes related to investments in equity securities from Accumulated other comprehensive income (loss) to Accumulated deficit in the Consolidated Balance Sheets on that date. Unrealized holding gains and losses related to investments in equity securities are now recognized in Fair value adjustments, net in the Consolidated Statements of Comprehensive Income (Loss).
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which provides a revised, simpler measurement for inventory to be measured at the lower of cost and net realizable value. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and did not materially impact the Company’s consolidated net income, financial position or cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which has subsequently been amended several times, to update revenue guidance under the newly-created ASC 606. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. These changes became effective under the modified retrospective method of adoption for the Company’s fiscal year beginning January 1, 2018 and did not materially impact the Company’s consolidated net income, financial position or cash flows.

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
The Company determined that the disposition of Empresa Minera Manquiri S.A., a Bolivian Sociedad anonima (“Manquiri”), which operates the San Bartolomé mine, represents a strategic shift to a North America-focused mining portfolio and has a significant effect on the entity's results and operations; therefore, the results of operations are presented as discontinued operations for all periods presented.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Other	Total
Revenue
Metal sales	$70,037	$33,497	$—	$36,300	$23,433	$—	$163,267
Costs and Expenses
Costs applicable to sales(1)	31,096	24,305	—	28,630	15,309	—	99,340
Amortization	16,325	4,831	—	6,717	2,657	247	30,777
Exploration	3,970	33	—	1,590	10	1,080	6,683
Other operating expenses	731	884	20	321	665	10,408	13,029
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	4,987	4,987
Interest expense, net	(119)	(98)	(410)	(243)	(12)	(5,083)	(5,965)
Other, net	(2,144)	(40)	362	(37)	(21)	2,060	180
Income and mining tax (expense) benefit	(12,443)	(371)	835	—	(639)	669	(11,949)
Income (loss) from continuing operations	$3,209	$2,935	$767	$(1,238)	$4,120	$(9,102)	$691
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$550	$550
Segment assets(2)	$377,146	$245,881	$361,212	$215,244	$104,805	$119,922	$1,424,210
Capital expenditures	$9,293	$2,633	$18,629	$11,364	$344	$82	$42,345
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended March 31, 2017	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	$77,704	$38,979	$37,964	$30,251	$656	$185,554
Costs and Expenses
Costs applicable to sales(1)	43,001	26,439	28,443	16,320	287	114,490
Amortization	20,150	5,816	9,178	3,111	438	38,693
Exploration	1,631	144	839	—	2,638	5,252
Other operating expenses	301	810	345	619	11,887	13,962
Other income (expense)
Fair value adjustments, net	—	(1,200)	—	—	—	(1,200)
Interest expense, net	(125)	(117)	(40)	(19)	(3,278)	(3,579)
Other, net	1,794	(32)	(808)	89	19,756	20,799
Income and mining tax (expense) benefit	(12,245)	(498)	—	(957)	2,822	(10,878)
Income (loss) from continuing operations	$2,045	$3,923	$(1,689)	$9,314	$4,706	$18,299
Income (loss) from discontinued operations	$—	$—	$—	$—	$364	$364
Segment assets(2)	$401,623	$227,526	$204,987	$104,673	$84,402	$1,023,211
Capital expenditures	$6,230	$10,568	$5,521	$887	$385	$23,591
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Assets	March 31, 2018	December 31, 2017
Total assets for reportable segments	$1,424,210	$1,344,553
Cash and cash equivalents	159,643	192,032
Other assets	78,082	164,590
Total consolidated assets	$1,661,935	$1,701,175

Geographic Information

Long-Lived Assets	March 31, 2018	December 31, 2017
Mexico	$364,047	$370,188
United States	384,578	377,768
Canada	350,556	331,440
Other	10,797	4,910
Total	$1,109,978	$1,084,306

Revenue	Three months ended March 31,
	2018	2017
United States	$93,230	$107,194
Mexico	70,037	77,704
Australia	—	656
Total	$163,267	$185,554

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
Changes to the Company’s asset retirement obligations for operating sites are as follows:

	Three months ended March 31,
In thousands	2018	2017
Asset retirement obligation - Beginning	$118,799	$86,754
Accretion	2,545	2,064
Settlements	(496)	(421)
Asset retirement obligation - Ending	$120,848	$88,397
The Company has accrued $2.1 million and $2.0 million at March 31, 2018 and December 31, 2017, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $2.8 million and $3.3 million, respectively. At March 31, 2018, there was $4.8 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.4 years.
The following table summarizes the grants awarded during the three months ended March 31, 2018:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
March 5, 2018	31,887	$7.84	—	$—	—	$—

The following options and stock appreciation rights were exercisable during the three months ended March 31, 2018:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	93,920	$1.81	397,651	$14.39
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the three months ended March 31, 2018 and 2017 were $1.2 million and $2.1 million. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Three months ended March 31,
In thousands	2018	2017
Foreign exchange gain (loss)	$(670)	$1,206
Loss on sale of assets and investments	(574)	(2,066)
Gain on sale of the Joaquin project	—	21,138
Other	1,424	521
Other, net	$180	$20,799

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 8 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2018 and 2017 by significant jurisdiction:

	Three months ended March 31,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$1,187	$517	$20,653	$(1,827)
Argentina	254	10	(328)	1,124
Mexico	13,126	(13,222)	8,650	(9,923)
Other jurisdictions	(1,927)	746	202	(252)
	$12,640	$(11,949)	$29,177	$(10,878)

The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $3.6 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively, predominately due to the strengthening of the Mexican Peso. Additionally, favorable operating results at Palmarejo contributed to higher income and mining tax expense in Mexico.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the sections titled “Risk Factors” set forth in the 2017 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2014 forward for the U.S. federal jurisdiction and from 2008 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1.5 million and $2.5 million in the next twelve months.
At March 31, 2018 and December 31, 2017, the Company had $3.9 million and $4.3 million of total gross unrecognized tax benefits, respectively that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2018 and December 31, 2017, the amount of accrued income-tax-related interest and penalties was $4.2 million and $4.8 million, respectively.

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
For the three months ended March 31, 2018 and 2017, 496,064 and 1,368,685 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three months ended March 31,
In thousands except per share amounts	2018	2017
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$691	$18,299
Income (loss) from discontinued operations	550	364
	$1,241	$18,663

Weighted average shares:
Basic	184,367	178,898
Effect of stock-based compensation plans	3,254	4,170
Diluted	187,621	183,068

Basic income (loss) per share:
Income (loss) from continuing operations	$0.00	$0.10
Income (loss) from discontinued operations	0.00	0.00
Basic(1)	$0.01	$0.10

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.00	$0.10
Income (loss) from discontinued operations	0.00	0.00
Diluted(1)	$0.01	$0.10
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended March 31,
In thousands	2018	2017
Rochester royalty obligation	$—	$(1,200)
Unrealized gain (loss) on equity securities	4,842	—
Zinc options	145	—
Fair value adjustments, net	$4,987	$(1,200)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$37,317	$31,003	$—	$6,314
Other derivative instruments, net	552	—	552	—
	$37,869	$31,003	$552	$6,314
Liabilities:
Silvertip contingent consideration	$48,289	$—	$—	$48,289
Other derivative instruments, net	125	—	125	—
	$48,414	$—	$125	$48,289

	Fair Value at December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$34,837	$27,946	$—	$6,891
Other derivative instruments, net	251	—	251	—
	$35,088	$27,946	$251	$6,891
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$47,965
Other derivative instruments, net	222	—	222	—
	$48,187	$—	$222	$47,965
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. Quoted market prices are not available for certain debt securities; these securities are valued using pricing models, which require the use of observable and unobservable inputs, and are classified within Level 3 of the fair value hierarchy.
The Company’s other derivative instruments, net, include concentrate and certain doré sales contracts, as well as zinc hedges, which are valued using pricing models with inputs derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd.The consideration for the Silvertip mine includes two $25.0 million contingent payments, which are payable in cash and common stock upon reaching a future permitting milestone in 2018 and resource declaration milestone in 2019, respectively. The fair value of the Silvertip contingent consideration is estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2018.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,891	$(278)	$(299)	$—	$6,314
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$324	$48,289
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2018 and December 31, 2017 is presented in the following table:

	March 31, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$39,887	$39,887	$—	$—	$39,887
Liabilities:
5.875% Senior Notes due 2024(1)	$245,280	$244,520	$—	$244,520	$—
Revolving Credit Facility(2)	$115,000	$115,000	$—	$115,000	$—
(1) Net of unamortized debt issuance costs of $4.7 million.
(2) Unamortized debt issuance costs of $1.8 million included in Other Non-Current Assets.

	December 31, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$245,088	$243,913	$—	$243,913	$—
Revolving Credit Facility(2)	$100,000	$100,000	$—	$100,000	$—
(1) Net of unamortized debt issuance costs of $4.9 million.
(2) Unamortized debt issuance costs of $1.9 million included in Other Non-Current Assets.
The fair value of the Manquiri Notes Receivable approximates book value due to no significant change in interest rates since the sale of Manquiri; see Note 21 -- Discontinued Operations for additional detail. The fair value of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) was estimated using quoted market prices. The fair value of the Revolving Credit Facility approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.3 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively.
Zinc Options
At March 31, 2018, the Company has outstanding Asian (or average value) put and call option contracts in net-zero-cost collar arrangements on a volume of 300 metric tons of zinc per month commencing in April 2018 and ending in December 2018. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

at no cost to the Company. At March 31, 2018, the fair market value of the put and call zero cost collar contracts was a net asset of $0.1 million.
During the three months ended March 31, 2018, the Company had recorded unrealized gains of $0.1 million related to outstanding options which were included in Fair value adjustments, net. At March 31, 2017, the Company had no outstanding options contracts.
At March 31, 2018, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2018	Thereafter

Provisional silver sales contracts	$831	$—
Average silver price per ounce	$16.66	$—
Notional ounces	49,853	—

Provisional gold sales contracts	$59,332	$—
Average gold price per ounce	$1,317	$—
Notional ounces	45,051	—

Zinc put options purchased	$8,100	$—
Average zinc strike price per metric ton	$3,000	$—
Notional metric tons	2,700	—

Zinc call options sold	$(10,935)	$—
Average zinc strike price per metric ton	$4,050	$—
Notional metric tons	2,700	—
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$407	$125	$—	$—
Zinc options	145	—	—	—
	$552	$125	$—	$—

	December 31, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$251	$222	$—	$—
The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2018 and 2017, respectively (in thousands):

		Three months ended March 31,
Financial statement line	Derivative	2018	2017
Revenue	Provisional silver and gold sales contracts	$253	$1,212
Fair value adjustments, net	Zinc options	145	—
		$398	$1,212
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 12 – ACQUISITIONS

In October 2017, the Company completed the acquisition of JDS Silver Holdings Ltd. and its wholly-owned subsidiary JDS Silver Inc. (together, “JDS Silver”) which, following the closing of the acquisition, were amalgamated with a subsidiary of Coeur to form Coeur Silvertip Holdings Ltd., which owns the underground Silvertip silver-zinc-lead mine in northern British Columbia, Canada. JDS Silver was purchased for approximately $153.2 million in cash and $36.0 million in Coeur common stock. In addition, the Company recorded $47.7 million of contingent consideration payable in cash and common stock upon reaching future permitting and resource declaration milestones. The cash consideration was funded with $100.0 million of borrowing under the Facility (as defined in Note 18 -- Debt) and cash on hand. Upon closing, the Company issued approximately 4.2 million Coeur shares to former shareholders of JDS Silver Holdings Ltd. The acquisition aligns with the Company’s strategic shift to a North America-focused mining portfolio.
The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The acquisition is not significant to the Company’s results of operations, individually or in the aggregate, because the Silvertip mine is in pre-production. As there are no significant differences from the Company’s historical results of operations, no pro forma financial information is provided.
The allocation of purchase price to the acquired assets and liabilities assumed is preliminary as of March 31, 2018 and subsequent adjustments may result in changes to mineral interest and other carrying amounts initially assigned based on the preliminary fair value analysis. The principal remaining items to be valued are property, plant and equipment and mining properties, which will be finalized as management continues to review the valuation methodologies used to estimate the fair value of these assets. The preliminary purchase price allocation is as follows (in thousands):

Common shares issued (4,191,679 at $8.59)	$36,007
Cash	153,194
Contingent consideration	47,705
Total purchase price(1)	$236,906
Assets:
Receivables and other assets	$6,828
Property, plant, and equipment	29,943
Mining properties, net	288,464
325,235
Liabilities:
Accounts payable and accrued liabilities	13,077
Asset retirement obligation	6,982
Debt and capital lease	20,149
Deferred income taxes	48,121
88,329
Net assets acquired	$236,906
(1) Purchase price has been adjusted for restricted cash acquired due to the adoption of ASU 2016-01.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 13 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies.

	At March 31, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$6,294	$—	$2,837	$9,131
Corvus Gold Inc.	3,582	—	6,844	10,426
Almaden Minerals, Ltd.	2,067	(727)	—	1,340
Northern Empire Resources Corp.	4,489	—	2,999	7,488
Rockhaven Resources, Ltd.	2,064	(596)	—	1,468
Other	1,190	(155)	115	1,150
Equity securities	$19,686	$(1,478)	$12,795	$31,003

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(363)	$—	$6,314

Equity and debt securities	$26,363	$(1,841)	$12,795	$37,317

	At December 31, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$6,294	$—	$1,354	$7,648
Corvus Gold Inc.	3,582	—	4,518	8,100
Almaden Minerals, Ltd.	3,125	(235)	—	2,890
Northern Empire Resources Corp.	4,489	—	1,077	5,566
Rockhaven Resources, Ltd.	2,064	(193)	—	1,871
Kootenay Silver, Inc.	738	—	1	739
Other	1,479	(453)	405	1,431
Equity securities	$21,771	$(881)	$7,355	$28,245

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(85)	$—	$6,592

Equity and debt securities	$28,448	$(966)	$7,355	$34,837

The following table presents the disaggregated gain (loss) on equity securities recognized in Income (loss) from continuing operations on the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
In thousands	2018	2017
Net gain (loss)	$4,529	$(1,471)
Less: Realized (gain) loss	313	1,471
Unrealized gain (loss)	$4,842	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. The following table summarizes unrealized losses on debt securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2018:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Debt securities	363	6,314	—	—	363	6,314
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its asset retirement obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At March 31, 2018 and December 31, 2017, the Company held certificates of deposit and cash equivalents under these agreements of $22.1 million and $17.6 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

NOTE 14 – RECEIVABLES
Receivables consist of the following:

In thousands	March 31, 2018	December 31, 2017
Current receivables:
Trade receivables	$3,840	$5,883
Income tax receivable	48	7
Value added tax receivable	14,482	10,982
Manquiri note receivable	15,840	—
Other	1,654	2,197
	$35,864	$19,069
Non-current receivables:
Value added tax receivable	$31,381	$28,750
Manquiri note receivable	24,047	—
	55,428	28,750
Total receivables	$91,292	$47,819

The increase in receivables is due to the recognition of Manquiri notes receivable as consideration for the sale of San Bartolomé. See Note 21 -- Discontinued Operations for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 15 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	March 31, 2018	December 31, 2017
Inventory:
Concentrate	$11,062	$6,831
Precious metals	17,783	18,803
Supplies	32,878	32,596
	61,723	58,230
Ore on leach pads:
Current	75,584	73,752
Non-current	67,430	65,393
	143,014	139,145
Total inventory and ore on leach pads	$204,737	$197,375

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	March 31, 2018	December 31, 2017
Land	$9,107	$9,408
Facilities and equipment	559,276	554,160
Assets under capital leases	88,720	82,753
	657,103	646,321
Accumulated amortization (1)	(456,374)	(448,001)
	200,729	198,320
Construction in progress	65,428	56,417
Property, plant and equipment, net	$266,157	$254,737
(1) Includes $29.0 million and $28.2 million of accumulated amortization related to assets under capital leases at March 31, 2018 and December 31, 2017, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

March 31, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf		La Preciosa	Other	Total
Mine development	$220,141	$194,390	$70,626	$307,996	$40,688		$—	$—	$833,841
Accumulated amortization	(151,102)	(146,245)	—	(182,555)	(16,456)		—	—	(496,358)
	69,039	48,145	70,626	125,441	24,232		—	—	337,483
Mineral interests	629,303	—	245,116	—	45,837		49,085	7,102	976,443
Accumulated amortization	(445,327)	—	—	—	(24,655)	—	—	(123)	(470,105)
	183,976	—	245,116	—	21,182		49,085	6,979	506,338
Mining properties, net	$253,015	$48,145	$315,742	$125,441	$45,414		$49,085	$6,979	$843,821

December 31, 2017	Palmarejo	Rochester	Silvertip	Kensington	Wharf		La Preciosa	Total
Mine development	$214,383	$193,881	$57,214	$298,749	$40,618		$—	$804,845
Accumulated amortization	(146,598)	(144,390)	—	(178,632)	(15,748)		—	(485,368)
	67,785	49,491	57,214	120,117	24,870		—	319,477
Mineral interests	629,303	—	245,116	—	45,837		49,085	969,341
Accumulated amortization	(435,215)	—	—	—	(24,034)	—	—	(459,249)
	194,088	—	245,116	—	21,803		49,085	510,092
Mining properties, net	$261,873	$49,491	$302,330	$120,117	$46,673		$49,085	$829,569
In February 2018, the Company completed the sale of Manquiri, which operates the San Bartolomé mine. Pursuant to the terms of the agreement, the Company received, among other things, a 2.0% net smelter returns royalty. Coeur estimates the value of this net smelter returns royalty to be approximately $7.1 million, which is included in Other. See Note 21 -- Discontinued Operations for additional detail.
The Silvertip mine is expected to reach commercial production in the second quarter of 2018. The determination of commercial production (or ready for intended use) is based on many factors requiring the exercise of judgment.  Factors that are considered when determining if intended use has been achieved include achievement of continuous production or other output, mineral recoveries at or near expected levels, the absence of routine take-downs of the plant to address commissioning issues and fix problems, and the release of the commissioning team.
Prior to commercial production, costs related to mine development, construction of long-lived assets, and inventory are capitalized; all other costs are expensed in the period incurred. Amortization of mining properties will commence when the mine has been determined to be in commercial production.

NOTE 18 – DEBT

	March 31, 2018		December 31, 2017
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$245,280	$—	$245,088
Revolving Credit Facility(2)	—	115,000	—	100,000
Capital lease obligations	17,040	36,704	16,559	35,481
Silvertip debt obligation	—	—	14,194	—
	$17,040	$396,984	$30,753	$380,569
(1) Net of unamortized debt issuance costs of $4.7 million and $4.9 million at March 31, 2018 and December 31, 2017, respectively.
(2) Unamortized debt issuance costs of $1.8 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively, included in Other Non-Current Assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.875% Senior Notes due 2024
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 2024 Senior Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $245.0 million. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance.  Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors.
Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A, Royal Bank of Canada, Bank of Montreal, and the Bank of Nova Scotia. The Credit Agreement provides for a $200.0 million senior secured revolving credit facility (the “Facility”), which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement. The Facility has a term of four years. Loans under the Facility will bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.
At March 31, 2018, the Company had $73.0 million available under the Facility; $15.0 million was drawn to repay the third-party debt obligation at Silvertip, $100.0 million was drawn to partially fund the Silvertip acquisition in 2017, and $12.0 million currently supports outstanding letters of credit. At March 31, 2018, the interest rate of the Facility was 4.1%.
Silvertip Debt Obligation
The Company assumed an existing third-party debt obligation as part of the Silvertip acquisition. In February 2018, the Company voluntarily terminated and repaid the remaining debt obligation of $12.6 million.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the three months ended March 31, 2018, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Interest Expense

	Three months ended March 31,
In thousands	2018	2017
2024 Senior Notes	$3,673	$—
2021 Senior Notes	—	3,504
Revolving Credit Facility	1,152	—
Capital lease obligations	524	306
Amortization of debt issuance costs	325	166
Accretion of debt premium	—	(43)
Accretion of Silvertip contingent consideration	324	—
Other debt obligations	107	9
Capitalized interest	(140)	(363)
Total interest expense, net of capitalized interest	$5,965	$3,579

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,230	$70,037	$—	$163,267
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,245	31,095	—	99,340
Amortization	246	14,205	16,326	—	30,777
General and administrative	8,797	3	4	—	8,804
Exploration	459	2,245	3,979	—	6,683
Pre-development, reclamation, and other	406	1,947	1,872	—	4,225
Total costs and expenses	9,908	86,645	53,276	—	149,829
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	5,279	(292)	—	—	4,987
Other, net	4,142	(137)	(106)	(3,719)	180
Interest expense, net of capitalized interest	(5,083)	(353)	(4,248)	3,719	(5,965)
Total other income (expense), net	4,338	(782)	(4,354)	—	(798)
Income (loss) from continuing operations before income and mining taxes	(5,570)	5,803	12,407	—	12,640
Income and mining tax (expense) benefit	1,638	(1,120)	(12,467)	—	(11,949)
Income (loss) from continuing operations	(3,932)	4,683	(60)	—	691
Equity income (loss) in consolidated subsidiaries	4,164	(38)	(170)	(3,956)	—
Income (loss) from discontinued operations	1,009	(284)	(175)	—	550
NET INCOME (LOSS)	$1,241	$4,361	$(405)	$(3,956)	$1,241
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	(278)	—	—	—	(278)
COMPREHENSIVE INCOME (LOSS)	$963	$4,361	$(405)	$(3,956)	$963
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$107,194	$78,360	$—	$185,554
COSTS AND EXPENSES
Costs applicable to sales(1)	—	71,202	43,288	—	114,490
Amortization	324	18,104	20,265	—	38,693
General and administrative	10,106	24	(5)	—	10,125
Exploration	336	1,727	3,189	—	5,252
Pre-development, reclamation, and other	175	1,781	1,881	—	3,837
Total costs and expenses	10,941	92,838	68,618	—	172,397
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	—	(1,200)	—	—	(1,200)
Other, net	15,222	5,458	1,533	(1,414)	20,799
Interest expense, net of capitalized interest	(3,279)	(175)	(1,539)	1,414	(3,579)
Total other income (expense), net	11,943	4,083	(6)	—	16,020
Income (loss) from continuing operations before income and mining taxes	1,002	18,439	9,736	—	29,177
Income and mining tax (expense) benefit	1,588	(2,434)	(10,032)	—	(10,878)
Income (loss) from continuing operations	2,590	16,005	(296)	—	18,299
Equity income (loss) in consolidated subsidiaries	16,073	70	(67)	(16,076)	—
Income (loss) from discontinued operations	—	—	364	—	364
NET INCOME (LOSS)	$18,663	$16,075	$1	$(16,076)	$18,663
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities, net of tax	(2,182)	(279)	—	279	(2,182)
Reclassification adjustments for impairment of equity securities, net of tax	121	121	—	(121)	121
Reclassification adjustments for realized loss on sale of equity securities, net of tax	1,471	(369)	—	369	1,471
Other comprehensive income (loss)	(590)	(527)	—	527	(590)
COMPREHENSIVE INCOME (LOSS)	$18,073	$15,548	$1	$(15,549)	$18,073
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(7,938)	$5,395		$22,040	$(3,956)	15,541
Cash provided by (used in) activities of discontinued operations	—	—		(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,938)	5,395		19,350	(3,956)	12,851

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(83)	(14,341)		(27,921)	—	(42,345)
Proceeds from the sale of assets	—	60		—	—	60
Purchase of investments	(361)	—		—	—	(361)
Sales of investments	1,067	552		—	—	1,619
Other	—	—		(65)	—	(65)
Investments in consolidated subsidiaries	(4,162)	37		169	3,956	—
Cash provided by (used in) activities of continuing operations	(3,539)	(13,692)		(27,817)	3,956	(41,092)
Cash provided by (used in) activities of discontinued operations	—	—		(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,539)	(13,692)		(56,287)	3,956	(69,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	15,000	—	52,577	—	—	15,000
Payments on debt, capital leases, and associated costs	—	(2,395)		(16,054)	—	(18,449)
Net intercompany financing activity	(20,381)	(10,946)		31,327	—	—
Other	(4,606)	—		—	—	(4,606)
Cash provided by (used in) activities of continuing operations	(9,987)	(13,341)		15,273	—	(8,055)
Cash provided by (used in) activities of discontinued operations	—	—		(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,987)	(13,341)		15,251	—	(8,077)
Effect of exchange rate changes on cash and cash equivalents	—	2		555	—	557
Less net cash provided by (used in) discontinued operations	—	—		(32,930)	—	(32,930)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,464)	(21,636)		11,799	—	(31,301)
Cash, cash equivalents and restricted cash at beginning of period	56,033	52,239		95,130	—	203,402
Cash, cash equivalents and restricted cash at end of period	$34,569	$30,603		$106,929	$—	$172,101

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(4,815)	$17,183	$47,644	$(16,076)	43,936
Cash provided by (used in) activities of discontinued operations	—	—	11,335	—	11,335
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,815)	17,183	58,979	(16,076)	55,271

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(319)	(16,975)	(6,297)	—	(23,591)
Proceeds from the sale of assets	8,916	6,151	(48)	—	15,019
Purchase of investments	(1,016)	—	—	—	(1,016)
Sales of investments	9,157	863	—	—	10,020
Other	46	—	(60)	—	(14)
Investments in consolidated subsidiaries	(12,454)	(70)	67	12,457	—
Cash provided by (used in) activities of continuing operations	4,330	(10,031)	(6,338)	12,457	418
Cash provided by (used in) activities of discontinued operations	—	—	(388)	—	(388)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,330	(10,031)	(6,726)	12,457	30
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	—	(1,874)	(1,332)	—	(3,206)
Net intercompany financing activity	14,318	(9,325)	(8,612)	3,619	—
Other	(3,247)	—	—	—	(3,247)
Cash provided by (used in) activities of continuing operations	11,071	(11,199)	(9,944)	3,619	(6,453)
Cash provided by (used in) activities of discontinued operations	—	—	(20)	—	(20)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,071	(11,199)	(9,964)	3,619	(6,473)
Effect of exchange rate changes on cash and cash equivalents	—	—	555	—	555
Less net cash provided by (used in) discontinued operations	—	—	5,527	—	5,527
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,586	(4,047)	37,317	—	43,856
Cash, cash equivalents and restricted cash at beginning of period	66,337	50,023	10,241	—	126,601
Cash, cash equivalents and restricted cash at end of period	$76,923	$45,976	$47,558	$—	$170,457

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,111	$30,603	$106,929	$—	$159,643
Receivables	15,895	5,084	14,885	—	35,864
Ore on leach pads	—	75,584	—	—	75,584
Inventory	—	31,512	30,211	—	61,723
Prepaid expenses and other	8,892	3,193	6,118	—	18,203
	46,898	145,976	158,143	—	351,017
NON-CURRENT ASSETS
Property, plant and equipment, net	3,141	165,578	97,438	—	266,157
Mining properties, net	6,980	219,000	617,841	—	843,821
Ore on leach pads	—	67,430	—	—	67,430
Restricted assets	14,352	227	7,537	—	22,116
Equity and debt securities	36,772	545	—	—	37,317
Receivables	24,047	—	31,381	—	55,428
Net investment in subsidiaries	423,448	332	694	(424,474)	—
Other	317,146	11,820	3,431	(313,748)	18,649
TOTAL ASSETS	$872,784	$610,908	$916,465	$(738,222)	$1,661,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,419	$21,634	$19,811	$—	$44,864
Other accrued liabilities	16,643	12,059	76,447	—	105,149
Debt	—	9,977	7,063	—	17,040
Reclamation	—	2,313	1,464	—	3,777
	20,062	45,983	104,785	—	170,830
NON-CURRENT LIABILITIES
Debt	360,280	31,116	319,336	(313,748)	396,984
Reclamation	—	83,392	35,762	—	119,154
Deferred tax liabilities	2,641	4,978	97,605	—	105,224
Other long-term liabilities	2,602	2,751	50,079	—	55,432
Intercompany payable (receivable)	(327,111)	307,016	20,095	—	—
	38,412	429,253	522,877	(313,748)	676,794
STOCKHOLDERS’ EQUITY
Common stock	1,862	19,630	195,020	(214,650)	1,862
Additional paid-in capital	3,355,710	145,024	1,882,610	(2,027,634)	3,355,710
Accumulated deficit	(2,542,899)	(28,982)	(1,788,827)	1,817,810	(2,542,898)
Accumulated other comprehensive income (loss)	(363)	—	—	—	(363)
	814,310	135,672	288,803	(424,474)	814,311
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$872,784	$610,908	$916,465	$(738,222)	$1,661,935

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from the Paramount properties acquired in 2015) to Franco-Nevada under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada.  As of March 31, 2018, the remaining unamortized balance was $14.3 million.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the October 2017 Silvertip acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at March 31, 2018. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day. The permit application must be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018. The second milestone payment of up to $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The maximum payment of $25.0 million can be earned if the total resource reaches 3.7 million tonnes. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes up to 3.7 million tonnes.

NOTE 21 – DISCONTINUED OPERATIONS
In December 2017, the Company and certain of its subsidiaries entered into a definitive agreement (as amended, the “Agreement”) to sell all of the outstanding capital stock of Manquiri, which is the operator of the San Bartolomé mine and processing facility (the “Manquiri Divestiture”). On February 28, 2018, the Manquiri Divestiture was completed, and, in accordance with the Agreement, Manquiri was sold to Ag-Mining Investments, AB, a privately-held Swedish company owned by a group of individuals with extensive mining experience in Latin America.
Coeur and its subsidiaries received the following consideration:

•
2.0% net smelter returns royalty (the “NSR”) payable to Coeur on all metals processed through the San Bartolomé Mine’s processing facility, commencing immediately upon the closing of the Transaction, valued at $7.1 million.

•	Pre-closing value added tax refunds valued at $12.7 million that will be collected or received by Manquiri in the future will be paid to Coeur (net of collection costs).

•
Eighteen-month promissory notes valued at $26.9 million payable to Coeur and certain of its subsidiaries representing Manquiri’s cash and cash equivalents on the date of closing of the Manquiri Divestiture, and providing for repayment beginning in October 2018.

•	The Company recognized a liability of approximately $5.7 million for certain post-closing covenants, guaranties and indemnification obligations on the part of the Company pursuant to the Agreement

The sale of Manquiri resulted in a gain of $1.5 million, which is included in Income (loss) from discontinued operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The sale of Manquiri and San Bartolomé is expected to have a major effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the three months ended March 31, 2018 and 2017 are classified on the consolidated statements of operations and comprehensive income (loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Revenue	$12,346	$20,584
COSTS AND EXPENSES
Costs applicable to sales(1)	12,269	18,222
Amortization	—	1,411
General and administrative	41	8
Pre-development, reclamation, and other	265	744
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	(3)	(6)
Other, net	(260)	340
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	(492)	533
Pretax gain on the disposal of the discontinued operation	1,525	—
Total pretax gain or loss on discontinued operations	1,033	533
Income and mining tax (expense) benefit	(483)	(169)
Income (loss) from discontinued operations	$550	$364
(1) Excludes amortization.
Net cash used in operating activities from San Bartolomé was $2.7 million for the three months ended March 31, 2018 compared to net cash provided by operating activities of $11.3 million for the three months ended March 31, 2017, respectively. Net cash used in investing activities from San Bartolomé were $28.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 22 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

	March 31, 2018	December 31, 2017
Accrued salaries and wages	$15,552	$26,559
Income and mining taxes	36,642	25,788
Silvertip contingent consideration	24,543	24,393
Accrued operating costs	17,174	12,323
Taxes other than income and mining	5,644	4,354
Accrued interest payable	5,594	1,513
Accrued liabilities and other	$105,149	$94,930

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$159,643	$160,636
Restricted cash equivalents	12,458	9,821
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	172,101	170,457

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
Overview
We are a gold, silver, zinc and lead producer with mines located in the United States, Mexico and Canada and exploration projects in the United States and Mexico. The Palmarejo complex, Rochester, Kensington and Wharf mines constitute our principal sources of revenue.
In October 2017, the Company added a mine to Coeur’s North America-focused platform with the acquisition of the high-grade silver-zinc-lead Silvertip mine located in northern British Columbia, Canada. The Silvertip mine commenced milling in the first quarter of 2018, and is expected to commence commercial production in the second quarter of 2018. In February 2018, the Company completed the Manquiri Divestiture, which we determined to represent a strategic shift to a North America-focused mining portfolio with a major effect on the Company’s results and operations; therefore, San Bartolomé’s results of operations are reported as discontinued operations for all periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.
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
First Quarter Highlights

•	Production from continuing operations of 8.3 million silver equivalent ounces, consisting of 3.2 million silver ounces and 85,383 gold ounces

•	Sales from continuing operations of 8.4 million silver equivalent ounces, consisting of 3.2 million silver ounces and 87,153 gold ounces

•	Net income from continuing operations of $0.7 million ($0.00 per share) and adjusted net income of $0.7 million ($0.00 per share) (see “Non-GAAP Financial Performance Measures”)

•
Costs applicable to sales from continuing operations were $9.77 per silver equivalent ounce ($8.55 per average spot silver equivalent ounce) and $970 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs from continuing operations were $17.33 per silver equivalent ounce ($14.44 per average spot silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow from continuing operations of $15.5 million and adjusted EBITDA from continuing operations of $49.5 million (see “Non-GAAP Financial Performance Measures”)

•	Cash and cash equivalents of $159.6 million at March 31, 2018

•
Completed the Manquiri Divestiture for total consideration of $46.7 million consisting of a 2.0% NSR valued at $7.1 million, pre-closing value added tax refunds valued at $12.7 million payable to the Company, and $26.9 million of promissory notes payable in eighteen months to the Company, with payments beginning in October 2018

Selected Financial and Operating Results

	Three months ended March 31,
	2018	2017
Financial Results from Continuing Operations:
Metal sales	$163,267	$185,554
Net income (loss)	$691	$18,299
Net income (loss) per share, diluted	$0.00	$0.10
Adjusted net income (loss)(1)	$680	$6,766
Adjusted net income (loss) per share, diluted(1)	$0.00	$0.04
EBITDA(1)	$49,382	$71,449
Adjusted EBITDA(1)	$49,524	$54,514
Operating Results from Continuing Operations:
Silver ounces produced	3,182,110	2,717,869
Gold ounces produced	85,383	88,218
Silver equivalent ounces produced	8,305,090	8,010,949
Silver ounces sold	3,160,913	3,325,706
Gold ounces sold	87,153	110,874
Silver equivalent ounces sold	8,390,090	9,978,120
Average realized price per silver ounce	$16.70	$17.49
Average realized price per gold ounce	$1,268	$1,149
Costs applicable to sales per silver equivalent ounce(1)	$9.77	$10.61
Costs applicable to sales per average spot silver equivalent ounce(1)	$8.55	$9.80
Costs applicable to sales per gold equivalent ounce(1)	$970	$788
All-in sustaining costs per silver equivalent ounce(1)	$17.33	$14.77
All-in sustaining costs per average spot silver equivalent ounce(1)	$14.44	$13.29
Financial and Operating Results from Discontinued Operations:(2)
Income (loss) from discontinued operations	$550	$364
Silver ounces produced	643,078	1,214,507
Gold ounces produced	78	—
Silver equivalent ounces produced	647,758	1,214,507
Silver ounces sold	704,479	1,148,006
Gold ounces sold	292	—
Silver equivalent ounces sold	721,999	1,148,006

(1)	See “Non-GAAP Financial Performance Measures.”

(2)	Reported production and financial results include operations through February 28, 2018.

Consolidated Financial Results
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $0.7 million ($0.00 per share) compared to Net income of $18.3 million ($0.10 per share).  The decrease in Net income from continuing operations is primarily due to lower ounces sold and a $21.1 million gain on the sale of the Joaquin project in the first quarter of 2017, partially offset by higher operating margin per consolidated silver equivalent ounce.
Revenue
Metal sales were lower due to higher sales in the first quarter of 2017 resulting from holdover ounces from 2016 and a decrease in average realized silver prices of 5%, partially offset by an increase in average realized gold prices of 10%. The Company sold 3.2 million silver ounces and 87,153 gold ounces, compared to sales of 3.3 million silver ounces and 110,874 gold ounces. Gold contributed 68% of sales and silver contributed 32%, compared to 69% of sales from gold and 31% from silver.
Costs Applicable to Sales
Costs applicable to sales decreased due to lower silver and gold ounces sold and lower costs applicable to sales per silver equivalent ounce, partially offset by higher costs applicable to sales per gold equivalent ounce. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $7.9 million or 20%, primarily due to lower silver and gold ounces sold.
Expenses
General and administrative expenses decreased $1.3 million or 13% due to lower compensation, severance and professional service costs.
Exploration expense increased $1.4 million or 27%, due to the Company’s expansion of near-mine drilling efforts at Palmarejo, Kensington, and regional exploration focused on projects in Nevada and Mexico.
Pre-development, reclamation, and other expenses increased $0.4 million or 10% due to higher asset retirement obligation accretion at Palmarejo.
Other Income and Expenses
Non-cash fair value adjustments, net, were a gain of $5.0 million compared to a loss of $1.2 million due to unrealized gains of $4.8 million on equity securities and a favorable fair value adjustment on zinc hedges. Effective January 1, 2018, as a result of ASU 2016-01, changes in the fair value of equity investments are recognized as fair value adjustments instead of other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest expense (net of capitalized interest of $0.1 million) increased to $6.0 million from $3.6 million, primarily due to higher average debt levels related to the 2024 Senior Notes and the Facility.
Other, net decreased to $0.2 million, primarily due to a $21.1 million gain on the sale of the Joaquin project in Argentina in the first quarter of 2017.
Income and Mining Taxes
During the first quarter of 2018, the Company reported estimated income and mining tax expense of approximately $11.9 million resulting in an effective tax rate of 94.5%. This compares to estimated income tax expense of $10.9 million for an effective tax rate of 37.3% during the first quarter of 2017.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$1,187	$517	$20,653	$(1,827)
Argentina	254	10	(328)	1,124
Mexico	13,126	(13,222)	8,650	(9,923)
Other jurisdictions	(1,927)	746	202	(252)
	$12,640	$(11,949)	$29,177	$(10,878)

The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $3.6 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively, predominately due to the strengthening of the Mexican Peso. Additionally, favorable operating results at Palmarejo contributed to higher income and mining tax expense in Mexico.
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
Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $0.2 million, primarily due to a $1.5 million gain on the sale of San Bartolomé in the first quarter of 2018, partially offset by lower production and higher unit costs.
2018 Outlook
The Company is maintaining its full-year 2018 production and related cost guidance.

Results of Continuing Operations
The Company produced 3.2 million ounces of silver and 85,383 ounces of gold in the three months ended March 31, 2018, compared to 2.7 million ounces of silver and 88,218 ounces of gold in the three months ended March 31, 2017. Silver production increased 17% due to higher grade at Palmarejo and higher placed tons at Rochester. Gold production decreased 3% due to lower grade at Wharf, lower mill throughput at Kensington and lower recovery at Palmarejo.
Costs applicable to sales were $9.77 per silver equivalent ounce ($8.55 per average spot silver equivalent ounce) and $970 per gold equivalent ounce in the three months ended March 31, 2018 compared to $10.61 per silver equivalent ounce ($9.80 per average spot silver equivalent ounce) and $788 per gold equivalent ounce in the three months ended March 31, 2017. Costs applicable to sales per silver equivalent ounce decreased 8% due to lower unit costs at Palmarejo while costs applicable to sales per gold equivalent ounce increased 23% in the three months ended March 31, 2018 due to higher unit costs at Kensington and Wharf.
All-in sustaining costs were $17.33 per silver equivalent ounce ($14.44 per average spot silver equivalent ounce) in the three months ended March 31, 2018, compared to $14.77 per silver equivalent ounce ($13.29 per average spot silver equivalent ounce) in the three months ended March 31, 2017. The 17% increase was primarily due to higher costs applicable to sales per consolidated silver equivalent ounce and higher sustaining capital related to underground development at Palmarejo and Kensington, partially offset by lower general and administrative costs.

Palmarejo

	Three months ended March 31,
	2018	2017
Tons milled	359,893	360,383
Silver ounces produced	2,013,239	1,530,541
Gold ounces produced	29,896	30,792
Silver equivalent ounces produced	3,806,999	3,378,061
Costs applicable to sales per silver equivalent oz(1)	$8.01	$9.71
Costs applicable to sales per average spot silver equivalent oz(1)	$6.94	$8.89

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Silver equivalent production increased 13% due to higher mining rates from Independencia and higher silver and gold grade, partially offset by lower silver and gold recovery. Metal sales were $70.0 million, or 43% of Coeur’s metal sales, compared with $77.7 million, or 43% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 18% as a result of higher production. Amortization decreased to $16.3 million compared to $20.2 million, primarily due to higher life of mine reserves, partially offset by higher production. Capital expenditures increased to $9.3 million due to underground development at Guadalupe and Independencia.
Rochester

	Three months ended March 31,
	2018	2017
Tons placed	4,351,131	3,513,708
Silver ounces produced	1,157,026	1,127,322
Gold ounces produced	11,487	10,356
Silver equivalent ounces produced	1,846,246	1,748,682
Costs applicable to sales per silver equivalent oz(1)	$13.59	$12.56
Costs applicable to sales per average spot silver equivalent oz(1)	$12.13	$11.80

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Silver equivalent production increased 6% due to higher tons placed, partially offset by lower silver grade. Metal sales were $33.5 million, or 21% of Coeur’s metal sales, compared with $39.0 million, or 21% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 8% due to lower silver ounces placed. Amortization decreased to $4.8 million due to lower ounces sold. Capital expenditures decreased to $2.6 million compared to $10.6 million due to the completion of the Stage IV leach pad expansion in 2017.
Kensington

	Three months ended March 31,
	2018	2017
Tons milled	158,706	165,895
Gold ounces produced	26,064	26,197
Costs applicable to sales/oz(1)	$1,031	$885

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Gold production remained comparable. Metal sales were $36.3 million, or 22% of Coeur’s metal sales, compared to $38.0 million, or 20% of Coeur’s metal sales. Costs applicable to sales per ounce were 16% higher, primarily due to lower mill throughput, higher diesel costs, and higher contract mining costs. Amortization decreased to $6.7 million from $9.2 million due to lower ounces sold. Capital expenditures increased to $11.4 million due to expansion of the site power plant.

Wharf

	Three months ended March 31,
	2018	2017
Tons placed	1,076,395	1,292,181
Gold ounces produced	17,936	20,873
Silver ounces produced	11,845	20,065
Gold equivalent ounces produced(1)	18,133	21,207
Costs applicable to sales per gold equivalent oz(1)	$874	$662

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Gold equivalent production decreased 14% due to lower grade and lower tons placed. Metal sales were $23.4 million, or 14% of Coeur’s metal sales, compared to $30.3 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 32% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017, higher pad unloading costs, and higher diesel costs. Amortization was $2.7 million compared to $3.1 million due to lower ounces sold. Capital expenditures decreased to $0.3 million.
Endeavor Silver Stream

	Three months ended March 31,
	2018	2017
Tons milled	—	45,340
Silver ounces produced	—	39,941
Costs applicable to sales/oz(1)	$—	7.22

(1)	See Non-GAAP Financial Performance Measures.
In July 2017, the Company sold the Endeavor Silver Stream and our remaining portfolio of royalties for total consideration of $13.0 million to Metalla Royalty & Streaming Ltd. Reported production and financial results include operations through May 2017 in accordance with the terms of the sale agreement.

Liquidity and Capital Resources

Cash and cash equivalents decreased $32.4 million in the three months ended March 31, 2018 as a result of pre-production capital expenditures to advance Silvertip toward commercial production, lower silver equivalent ounces sold, and higher costs applicable to sales per silver equivalent ounce, partially offset by higher average realized prices.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $15.5 million and $43.9 million, respectively, and was impacted by the following key factors:

	Three months ended March 31,
	2018	2017
Consolidated silver equivalent ounces sold	8,390,090	9,978,120
Average realized price per consolidated silver equivalent ounce	$19.46	$18.60
Costs applicable to sales per consolidated silver equivalent ounce (1)	(11.84)	(11.47)
Operating margin per consolidated silver equivalent ounce	$7.62	$7.13

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended March 31,
In thousands	2018	2017
Cash flow before changes in operating assets and liabilities	$33,440	$43,290
Changes in operating assets and liabilities:
Receivables	(1,691)	5,680
Prepaid expenses and other	(5,635)	(4,906)
Inventories	(8,708)	15,171
Accounts payable and accrued liabilities	(1,865)	(15,299)
Cash provided by continuing operating activities	$15,541	$43,936
Cash provided by operating activities decreased $28.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to lower silver equivalent ounces sold, higher costs applicable to sales per consolidated silver equivalent ounce and unfavorable working capital adjustments, partially offset by higher average realized prices. Metal sales for the three months ended March 31, 2018 decreased $22.3 million, with $32.8 million due to lower silver equivalent ounces sold, partially offset by $10.5 million due to higher average realized prices. The $17.9 million working capital increase in the three months ended March 31, 2018 was primarily due to an increase in inventories and prepaid assets and the timing on the collection of accounts receivable and VAT refunds, compared to the $0.6 million working capital decrease in the three months ended March 31, 2017, which was primarily due to a reduction of inventories carried over from the fourth quarter of 2016 and the collection of accounts receivable, partially offset by the timing of payments.
Cash Provided by (Used in) Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended March 31, 2018 was $41.1 million compared to net cash provided by investing activities of $0.4 million in the three months ended March 31, 2017, primarily due to capital expenditures at Silvertip and the proceeds from the sale of the Joaquin project in the first quarter of 2017. The Company had capital expenditures of $42.3 million in the three months ended March 31, 2018 compared with $23.6 million in the three months ended March 31, 2017. Capital expenditures in the three months ended March 31, 2018 were primarily related to general pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington. Capital expenditures in the three months ended March 31, 2017 were primarily related to underground development at Palmarejo and Kensington, and the Stage IV leach pad expansion at Rochester.
Cash Used in Financing Activities from Continuing Operations
Net cash used in financing activities in the three months ended March 31, 2018 was $8.1 million compared to $6.5 million in the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company drew $15.0 million from the Facility to repay Silvertip’s debt obligation. In addition, the Company had higher tax withholdings on vested stock-based compensation awards during the three months ended March 31, 2018.

Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form
10-K for the year ended December 31, 2017 (the “2017 10-K”) for the Company’s critical accounting policies and estimates.

Revenue Recognition
On January 1, 2018, the Company adopted the updated revenue guidance applicable under ASC 606 - Revenue from Contracts with Customers. The new guidance creates a five-step framework to determine revenue recognition:

1.	Identify the contract with the customer

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation

The Company produces doré and concentrate that is shipped to third-party refiners and smelters, respectively, for processing. The Company enters into contracts to sell its metal to various third-party customers which may include the refiners and smelters that process the doré and concentrate. The Company’s performance obligation in these transactions is generally the transfer of metal to the customer.

In the case of doré shipments, the company generally sells refined metal at market prices agreed upon by both parties. The Company also has the right, but not the obligation, to sell a portion of the anticipated refined metal in advance of being fully refined. When the Company sells refined metal or advanced metal, the performance obligation is satisfied when the metal is delivered to the customer. Revenue and Costs Applicable to Sales are recorded on a gross basis under these contracts at the time the performance obligation is satisfied.

Under the Company’s concentrate sales contracts with third-party smelters, metal prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. When the Company sells gold concentrate to the third-party smelters, the performance obligation is satisfied when the concentrate is loaded onto the third-party shipping vessel. The contracts, in general, provide for provisional payment based upon provisional assays and historical metal prices. Final settlement is based on the applicable price for the specified future quotational period and generally occurs three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final metal settlement.

The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices are can either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when the concentrate is loaded onto the third-party shipping vessel. The off-take agreement allows for the Company to sell concentrate in advance of shipment and results in the customer taking ownership of the concentrate prior to shipment.

For doré and off-take sales, the Company may incur a finance charge related to advance sales that is not considered significant and, as such, is not considered a separate performance obligation. In addition, the Company has elected to treat freight costs as a fulfillment cost under ASC 606 and not as a separate performance obligation.

The Company’s streaming agreement with a subsidiary of Franco-Nevada commenced in 2016 with a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with this deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.

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

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 21 -- to the Condensed Consolidated Financial Statements. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
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

	Three months ended March 31,
In thousands except per share amounts	2018	2017
Net income (loss)	$1,241	$18,663
(Income) loss from discontinued operations, net of tax	(550)	(364)
Fair value adjustments, net	(4,987)	1,200
Impairment of equity and debt securities	—	121
Gain on sale of Joaquin project	—	(21,138)
(Gain) loss on sale of assets and securities	574	2,066
Transaction costs	90	—
Foreign exchange loss (gain)	4,312	4,411
Tax effect of adjustments(1)	—	1,807
Adjusted net income (loss)	$680	$6,766

Adjusted net income (loss) per share - Basic	$0.00	$0.04
Adjusted net income (loss) per share - Diluted	$0.00	$0.04

(1)
For the three months ended March 31, 2017, tax effect of adjustments of $1.8 million (14%) is primarily related to a taxable gain on the sale of assets and the tax valuation allowance impact from an asset write-down, partially offset by tax benefit from fair value adjustments.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the 2024 Senior Notes Indenture and the Facility to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the table below:

	Three months ended March 31,
In thousands except per share amounts	2018	2017
Net income (loss)	$1,241	$18,663
(Income) loss from discontinued operations, net of tax	(550)	(364)
Interest expense, net of capitalized interest	5,965	3,579
Income tax provision (benefit)	11,949	10,878
Amortization	30,777	38,693
EBITDA	49,382	71,449
Fair value adjustments, net	(4,987)	1,200
Impairment of equity and debt securities	—	121
Foreign exchange (gain) loss	670	(1,206)
Gain on sale of Joaquin project	—	(21,138)
(Gain) loss on sale of assets and securities	574	2,066
Transaction costs	90	—
Asset retirement obligation accretion	2,669	2,116
Inventory adjustments and write-downs	1,126	(94)
Adjusted EBITDA	$49,524	$54,514
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

Three Months Ended March 31, 2018

	Silver			Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$47,421	$29,136	$76,557	$35,347	$17,966	$53,313	$129,870
Amortization	16,325	4,831	21,156	6,717	2,657	9,374	30,530
Costs applicable to sales	$31,096	$24,305	$55,401	$28,630	$15,309	$43,939	$99,340
Silver equivalent ounces sold	3,883,983	1,789,007	5,672,990				8,390,090
Gold equivalent ounces sold				27,763	17,522	45,285
Costs applicable to sales per ounce	$8.01	$13.59	$9.77	$1,031	$874	$970	$11.84

Costs applicable to sales per average spot ounce	$6.94	$12.13	$8.55				$9.87

Costs applicable to sales							$99,340
Treatment and refining costs							1,195
Sustaining capital(1)							23,389
General and administrative							8,804
Exploration							6,683
Reclamation							4,532
Project/pre-development costs							1,421
All-in sustaining costs							$145,364
Silver equivalent ounces sold							5,672,990
Kensington and Wharf silver equivalent ounces sold							2,717,100
Consolidated silver equivalent ounces sold							8,390,090
All-in sustaining costs per silver equivalent ounce							$17.33

Consolidated silver equivalent ounces sold (average spot)							10,066,759
All-in sustaining costs per average spot silver equivalent ounce							$14.44

(1)	Excludes development capital for Jualin and Silvertip.

Three Months Ended March 31, 2017

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$63,151	$32,255	$400	$95,806	$37,621	$19,431	$57,052	$152,858
Amortization	20,150	5,816	113	26,079	9,178	3,111	12,289	38,368
Costs applicable to sales	$43,001	$26,439	$287	$69,727	$28,443	$16,320	$44,763	$114,490
Silver equivalent ounces sold	4,427,346	2,104,209	39,765	6,571,320				9,978,120
Gold equivalent ounces sold					32,144	24,636	56,780
Costs applicable to sales per ounce	$9.71	$12.56	$7.22	$10.61	$885	$662	$788	$11.47

Costs applicable to sales per average spot ounce	$8.89	$11.80		$9.80				$10.33

Costs applicable to sales								$114,490
Treatment and refining costs								1,616
Sustaining capital(1)								11,191
General and administrative								10,125
Exploration								5,252
Reclamation								3,338
Project/pre-development costs								1,419
All-in sustaining costs								$147,431
Silver equivalent ounces sold								6,571,320
Kensington and Wharf silver equivalent ounces sold								3,406,800
Consolidated silver equivalent ounces sold								9,978,120
All-in sustaining costs per silver equivalent ounce								$14.77

Consolidated silver equivalent ounces sold (average spot)								11,093,378
All-in sustaining costs per average spot silver equivalent ounce								$13.29

(1)	Excludes development capital for Jualin, Independencia, Guadalupe South Portal and Rochester expansion permitting.

The table below includes the Company’s mineralized material at December 31, 2017.

	Mineralized Material at December 31, 2017(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	8,074	3.35	0.046	—	—
San Bartolomé Mine, Bolivia(6)	4,087	3.42	—	—	—
Kensington Mine, USA(7)	2,878	—	0.271	—	—
Wharf Mine, USA(8)	7,710	—	0.023	—	—
Rochester Mine, USA(9)	179,885	0.36	0.002	—	—
Silvertip Mine, Canada(10)	2,589	10.26	—	6.74	9.41
La Preciosa Project, Mexico(11)	28,677	3.67	0.006	—	—
Total Mineralized Material	233,900

(1)
Assumed metal prices for estimated 2017 mineralized material were $20.00 per ounce of silver, $1,400 per ounce of gold, $1.15 per pound zinc, and $1.00 per pound lead. 2017 mineralized material effective December 31, 2017.

(2)	Estimated with mining cost parameters and initial metallurgical test results.

(3)	Mineralized material estimates were completed by company technical staff, except for La Preciosa which was completed by an external consultant supervised by technical company staff.

(4)
Estimated using 3-dimensional geologic modeling and geostatistical evaluation of the exploration drill data. Mineralized material is reported exclusive of reserves. “Mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under Guide 7, does not indicate “reserves” by SEC standards. There is no certainty that any part of the reported mineralized material will ever be confirmed or converted into Guide 7 compliant “reserves”.

(5)	Cutoff grades for mineralized material is 2.49 g/tonne AuEq.

(6)	Cutoff grades for mineralized material is 95 g/tonne.

(7)	The cutoff grade for mineralized material is 0.13 oz/ton Au.

(8)	The cutoff grade for mineralized material is 0.009 oz/ton Au.

(9)	The cutoff grade for mineralized material is 0.46 oz/ton AgEq.

(10)	The cutoff grade for mineralized material is 200 g/tonne AgEq.

(11)	The cutoff grade for mineralized material is 121.71 g/ton AgEq for underground, and 71.86 g/t for surface mining.

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding mineralized material estimates, exploration efforts, drilling, development at Kensington, Palmarejo and Silvertip, estimated production, costs, capital expenditures, contingent payments for the Silvertip acquisition, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, operational excellence, cost reduction initiatives, capital discipline, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2017 10-K, the risk factors set forth below under Item 1A and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations , (ii)  the risk that the ramp up of production at Silvertip will be delayed, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver, Zinc and Lead Prices
Gold, silver, zinc, and lead prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold, silver, zinc, and lead.
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at March 31, 2018. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At March 31, 2018, the fair market value of the put and call zero cost collar contracts was a net asset of $0.1 million. During the three months ended March 31, 2018, the Company had recorded unrealized gains of $0.1 million related to outstanding options which were included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold prices resulted in provisional pricing mark-to-market gains of $0.3 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018, the Company had outstanding provisionally priced sales of 49,853 ounces of silver and 45,051 ounces of gold at prices of $16.66 and $1,317, respectively. A 10% change in realized silver price would result in a de minimis change in revenue and a 10% change in realized gold price would cause revenue to vary by $5.9 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at March 31, 2018.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
For a discussion of legal proceedings, see Note 20 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2017 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Except as supplemented and updated below, the risk factors set forth in the 2017 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
The Company’s business depends on good relations with, and the retention and hiring of, employees.

The Company may experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. During the past several years, two of the Company’s mines have experienced work stoppages, each of which was resolved within a short period of time and had no material effect on results of operations or financial condition. The Company cannot assure that work stoppages or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition. At March 31, 2018, none of the Company’s global workforce was represented by unions.

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

Item 5.         Other Information

None.

Item 6.        Exhibits

10.1
Amendment to Share Purchase Agreement, dated February 16, 2018, by and among Coeur Mining, Inc., a Delaware corporation, Coeur South America Corp., a Delaware corporation, Coeur Explorations, Inc., an Idaho corporation, Empresa Minera Manquiri S.A., a Bolivian sociedad anónima, and Ag-Mining Investments, AB (formerly NewCo 4714 Sweden AB under change of name to Argentum Investment AB). (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2018 (File No. 001-08641)).

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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	April 25, 2018	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	April 25, 2018	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 25, 2018	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)