Form 10-Q
period 2018-06-30
Coeur Mining, Inc.
filed 2018-07-25
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 187,062,006 shares were issued and outstanding as of July 24, 2018.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
	Notes	In thousands, except share data
Revenue	3	$169,987	$149,540	$333,254	$335,094
COSTS AND EXPENSES
Costs applicable to sales(1)	3	108,246	102,229	207,586	216,719
Amortization		29,459	30,734	60,236	69,427
General and administrative		7,650	7,025	16,454	17,150
Exploration		6,429	7,813	13,112	13,065
Pre-development, reclamation, and other		3,620	4,085	7,845	7,922
Total costs and expenses		155,404	151,886	305,233	324,283
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		—	(9,342)	—	(9,342)
Fair value adjustments, net	10	(2,462)	336	2,192	(864)
Interest expense, net of capitalized interest	18	(6,018)	(3,744)	(11,983)	(7,323)
Other, net	7	544	3,974	1,057	24,773
Total other income (expense), net		(7,936)	(8,776)	(8,734)	7,244
Income (loss) before income and mining taxes		6,647	(11,122)	19,287	18,055
Income and mining tax (expense) benefit	8	(3,717)	1,127	(15,666)	(9,751)
Income (loss) from continuing operations		$2,930	$(9,995)	$3,621	$8,304
Income (loss) from discontinued operations	21	—	(960)	550	(596)
NET INCOME (LOSS)		$2,930	$(10,955)	$4,171	$7,708
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities		(87)	(18)	(365)	(2,200)
Reclassification adjustments for impairment of equity securities		—	305	—	426
Reclassification adjustments for realized (gain) loss on sale of equity securities		—	(203)	—	1,268
Other comprehensive income (loss)		(87)	84	(365)	(506)
COMPREHENSIVE INCOME (LOSS)		$2,843	$(10,871)	$3,806	$7,202

NET INCOME (LOSS) PER SHARE	9
Basic income (loss) per share:
Net income (loss) from continuing operations		$0.02	$(0.06)	$0.02	$0.05
Net income (loss) from discontinued operations		0.00	(0.01)	0.00	0.00
Basic(2)		$0.02	$(0.06)	$0.02	$0.04
Diluted income (loss) per share:
Net income (loss) from continuing operations		$0.02	$(0.06)	$0.02	$0.05
Net income (loss) from discontinued operations		0.00	(0.01)	0.00	0.00
Diluted(2)		$0.02	$(0.06)	$0.02	$0.04
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$2,930	$(10,955)	$4,171	$7,708
(Income) loss from discontinued operations		—	960	(550)	596
Adjustments:
Amortization		29,459	30,734	60,236	69,427
Accretion		3,886	2,312	7,204	4,552
Deferred taxes		(1,265)	(3,636)	(811)	(1,052)
Loss (gain) on debt extinguishment		—	9,342	—	9,342
Fair value adjustments, net	10	2,462	(336)	(2,192)	864
Stock-based compensation	5	1,850	2,235	4,636	5,542
Gain on sale of the Joaquin project		—	—	—	(21,138)
Other		2,174	(3,421)	2,242	(5,317)
Changes in operating assets and liabilities:
Receivables		(8,888)	(2,215)	(10,579)	3,465
Prepaid expenses and other current assets		8,126	4,061	2,491	(845)
Inventory and ore on leach pads		(2,766)	(4,809)	(11,474)	10,362
Accounts payable and accrued liabilities		(39,262)	(167)	(41,127)	(15,466)
CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS		(1,294)	24,105	14,247	68,040
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	5,175	(2,690)	16,510
CASH PROVIDED BY OPERATING ACTIVITIES		(1,294)	29,280	11,557	84,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(41,165)	(37,107)	(83,510)	(60,698)
Proceeds from the sale of assets		96	436	156	15,455
Purchase of investments		(39)	(8,948)	(400)	(9,964)
Sale of investments		11,141	898	12,760	10,918
Other		(33)	(52)	(98)	(66)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(30,000)	(44,773)	(71,092)	(44,355)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(375)	(28,470)	(763)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(30,000)	(45,148)	(99,562)	(45,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	18	—	244,958	15,000	244,958
Payments on debt, capital leases, and associated costs	18	(4,373)	(188,910)	(22,822)	(192,116)
Other		(233)	(473)	(4,839)	(3,720)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(4,606)	55,575	(12,661)	49,122
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(21)	(22)	(41)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(4,606)	55,554	(12,683)	49,081
Effect of exchange rate changes on cash and cash equivalents		(175)	328	382	884
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(36,075)	40,014	(100,306)	89,397
Less net cash provided by (used in) discontinued operations(1)		—	(338)	(32,930)	5,189
		(36,075)	40,352	(67,376)	84,208
Cash, cash equivalents and restricted cash at beginning of period		172,101	170,457	203,402	126,601
Cash, cash equivalents and restricted cash at end of period		$136,026	$210,809	$136,026	$210,809
(1) Less net cash provided by (used in) discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $5,117 for the three months ended June 30, 2017 and $1,748 and $10,517 during the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2018 (unaudited)	December 31, 2017
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$123,539	$192,032
Receivables	14	40,759	19,069
Inventory	15	62,154	58,230
Ore on leach pads	15	75,261	73,752
Prepaid expenses and other		11,925	15,053
Assets held for sale	21	—	91,421
		313,638	449,557
NON-CURRENT ASSETS
Property, plant and equipment, net	16	273,337	254,737
Mining properties, net	17	861,379	829,569
Ore on leach pads	15	70,043	65,393
Restricted assets	13	21,635	20,847
Equity and debt securities	13	23,804	34,837
Receivables	14	53,046	28,750
Other		19,022	17,485
TOTAL ASSETS		$1,635,904	$1,701,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$53,428	$48,592
Accrued liabilities and other	22	61,664	94,930
Debt	18	21,745	30,753
Reclamation	4	3,777	3,777
Liabilities held for sale	21	—	50,677
		140,614	228,729
NON-CURRENT LIABILITIES
Debt	18	397,974	380,569
Reclamation	4	121,264	117,055
Deferred tax liabilities		102,626	105,148
Other long-term liabilities		54,655	54,697
		676,519	657,469
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 187,074,029 issued and outstanding at June 30, 2018 and 185,637,724 at December 31, 2017		1,871	1,856
Additional paid-in capital		3,357,318	3,357,345
Accumulated other comprehensive income (loss)		(450)	2,519
Accumulated deficit		(2,539,968)	(2,546,743)
		818,771	814,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,635,904	$1,701,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	$814,977
Net income (loss)	—	—	—	4,171	—	4,171
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	(365)	(365)
Common stock issued under stock-based compensation plans, net	1,436	15	(27)	—	—	(12)
Balances at June 30, 2018 (Unaudited)	187,074	$1,871	$3,357,318	$(2,539,968)	$(450)	$818,771
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
On January 1, 2018, the Company adopted the updated revenue guidance applicable under ASC 606, - “Revenue from Contracts with Customers”. The new guidance creates a five-step framework to determine revenue recognition:

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

The Company recognizes revenue from concentrate sales, net of treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer.

For doré and off-take sales, the Company may incur a finance charge related to advance sales that is not considered significant and, as such, is not considered a separate performance obligation. In addition, the Company has elected to treat freight costs as a fulfillment cost under ASC 606 and not as a separate performance obligation.

The Company’s streaming agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50%

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.

The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Opening Balance	$14,340	$17,652	$14,883	$19,281
Revenue Recognized	(541)	$(817)	$(1,084)	$(2,446)
Closing Balance	$13,799	$16,835	$13,799	$16,835

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and resulted in the inclusion of restricted cash equivalents on the Consolidated Statements of Cash Flows of $12.5 million at June 30, 2018 and $9.8 million at June 30, 2017.
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
The Company determined that the disposition of Empresa Minera Manquiri S.A., a Bolivian Sociedad anonima (“Manquiri”), which operates the San Bartolomé mine, represents a strategic shift to a North America-focused mining portfolio and has a significant effect on the entity's results and operations; therefore, the results of operations are presented as discontinued operations in Other for all periods presented.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Other	Total
Revenue
Metal sales	$70,744	$33,668	$—	$35,735	$29,840	$—	$169,987
Costs and Expenses
Costs applicable to sales(1)	30,310	24,451	—	34,227	19,258	—	108,246
Amortization	14,633	4,793	—	6,441	3,353	239	29,459
Exploration	3,198	212	106	1,395	—	1,518	6,429
Other operating expenses	750	903	5	327	688	8,597	11,270
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(2,462)	(2,462)
Interest expense, net	(147)	(125)	(246)	(231)	(11)	(5,258)	(6,018)
Other, net	755	466	60	(33)	64	(768)	544
Income and mining tax (expense) benefit	(3,646)	(463)	943	—	(1,036)	485	(3,717)
Income (loss) from continuing operations	$18,815	$3,187	$646	$(6,919)	$5,558	$(18,357)	$2,930
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$373,310	$253,638	$390,155	$215,753	$99,878	$115,170	$1,447,904
Capital expenditures	$9,479	$669	$19,045	$10,708	$1,162	$102	$41,165
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended June 30, 2017	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	$53,235	$32,791	$35,567	$27,013	$934	$149,540
Costs and Expenses
Costs applicable to sales(1)	33,894	24,161	27,988	15,768	418	102,229
Amortization	14,431	4,938	8,347	2,549	469	30,734
Exploration	3,124	315	1,980	3	2,391	7,813
Other operating expenses	310	831	350	632	8,987	11,110
Other income (expense)
Loss on debt extinguishment	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	336	—	—	—	336
Interest expense, net	(102)	(133)	(113)	(17)	(3,379)	(3,744)
Other, net	(498)	2,344	(57)	336	1,849	3,974
Income and mining tax (expense) benefit	(3,229)	44	—	(1,060)	5,372	1,127
Income (loss) from continuing operations	$(2,353)	$5,137	$(3,268)	$7,320	$(16,831)	$(9,995)
Income (loss) from discontinued operations	$—	$—	$—	$—	$(550)	$(960)
Segment assets(2)	$397,254	$241,381	$207,103	$104,311	$83,338	$1,033,387
Capital expenditures	$11,202	$13,816	$8,649	$1,471	$1,969	$37,107
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Other	Total
Revenue
Metal sales	$140,781	$67,165	$—	$72,035	$53,273	$—	$333,254
Costs and Expenses
Costs applicable to sales(1)	61,406	48,756	—	62,857	34,567	—	207,586
Amortization	30,958	9,624	—	13,158	6,010	486	60,236
Exploration	7,168	245	106	2,985	10	2,598	13,112
Other operating expenses	1,481	1,787	25	648	1,353	19,005	24,299
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	2,192	2,192
Interest expense, net	(266)	(223)	(656)	(474)	(23)	(10,341)	(11,983)
Other, net	(1,389)	426	422	(70)	43	1,625	1,057
Income and mining tax (expense) benefit	(16,089)	(834)	1,778	—	(1,675)	1,154	(15,666)
Income (loss) from continuing operations	$22,024	$6,122	$1,413	$(8,157)	$9,678	$(27,459)	$3,621
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$550	$550
Segment assets(2)	$373,310	$253,638	$390,155	$215,753	$99,878	$115,170	$1,447,904
Capital expenditures	$18,772	$3,302	$37,674	$22,072	$1,506	$184	$83,510
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2017	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	$130,939	$71,770	$73,531	$57,264	$1,590	$335,094
Costs and Expenses					—
Costs applicable to sales(1)	76,895	50,600	56,431	32,088	705	216,719
Amortization	34,581	10,754	17,525	5,660	907	69,427
Exploration	4,755	459	2,819	3	5,029	13,065
Other operating expenses	611	1,641	695	1,251	20,874	25,072
Other income (expense)
Loss on debt extinguishment	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	(864)
Interest expense, net	(227)	(250)	(153)	(36)	(6,657)	(7,323)
Other, net	(127)	2,312	(865)	425	23,028	24,773
Income and mining tax (expense) benefit	(14,415)	(454)	—	(2,016)	7,134	(9,751)
Income (loss) from continuing operations	$(672)	$9,060	$(4,957)	$16,635	$(11,762)	$8,304
Income (loss) from discontinued operations	$—	$—	$—	$—	$(596)	$(596)
Segment assets(2)	$397,254	$241,381	$207,103	$104,311	$83,338	$1,033,387
Capital expenditures	$17,432	$24,384	$14,170	$2,358	$2,354	$60,698
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2018	December 31, 2017
Total assets for reportable segments	$1,447,904	$1,344,553
Cash and cash equivalents	123,539	192,032
Other assets	64,461	164,590
Total consolidated assets	$1,635,904	$1,701,175

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Geographic Information

Long-Lived Assets	June 30, 2018	December 31, 2017
Mexico	$358,080	$370,188
United States	391,026	377,768
Canada	375,199	331,440
Other	10,411	4,910
Total	$1,134,716	$1,084,306

Revenue	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	$99,243	$95,371	$192,473	$202,565
Mexico	70,744	53,235	140,781	130,939
Australia	—	934	—	1,590
Total	$169,987	$149,540	$333,254	$335,094

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Asset retirement obligation - Beginning	$120,848	$88,397	$118,799	$86,754
Accretion	2,766	2,116	5,311	4,180
Settlements	(707)	(511)	(1,203)	(932)
Asset retirement obligation - Ending	$122,907	$90,002	$122,907	$90,002
The Company accrued $2.0 million at each of June 30, 2018 and December 31, 2017, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three and six months ended June 30, 2018 was $1.8 million and $4.6 million, respectively, compared to $2.2 million and $5.5 million to three and six months ended June 30, 2017, respectively. At June 30, 2018, there was $10.8 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
The performance shares issued in 2018 vest at the end of a three-year service period if internal performance metrics are met. The number of shares that vest is also impacted by the inclusion of a modifier that is based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares however the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics. The performance shares issued prior to 2018 vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met and the existence of a market condition requires recognition of compensation cost for the relative stockholder return portion of the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met. All other stock-based compensation awards are consistent with prior years.
The following table summarizes the grants awarded during the six months ended June 30, 2018:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
March 5, 2018	31,887	$7.84	—	$—	—	$—
May 9, 2018	868,134	$7.90	14,310	$4.09	408,179	$7.39

The following options and stock appreciation rights were exercisable during the six months ended June 30, 2018:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	159,069	$3.35	334,838	$14.72
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the three and six months ended June 30, 2018 were $0.8 million and $1.7 million, respectively, compared $1.8 million and $3.9 million to three and six months ended June 30, 2017, respectively. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Foreign exchange gain (loss)	$(3,309)	$786	$(3,979)	$1,992
Gain (loss) on sale of assets and investments	586	513	345	(1,552)
Gain on sale of the Joaquin project	—	—	—	21,138
Gain on repurchase of the Rochester royalty obligation	—	2,332	—	2,332
Mexico inflation adjustment	1,939	—	1,939	—
Other	1,328	343	2,752	863
Other, net	$544	$3,974	$1,057	$24,773

NOTE 8 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2018 and 2017 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(11,334)	$(2,309)	$(6,563)	$2,315	$(10,147)	$(1,792)	$14,090	$213
Argentina	(180)	(108)	(129)	945	74	(97)	(457)	2,070
Canada	(2,155)	1,199	6	940	(3,909)	2,044	8	908
Mexico	20,542	(2,499)	(2,195)	(4,766)	33,669	(15,821)	6,455	(14,689)
Other jurisdictions	(226)	—	(2,241)	1,693	(400)	—	(2,041)	1,747
	$6,647	$(3,717)	$(11,122)	$1,127	$19,287	$(15,666)	$18,055	$(9,751)
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $4.5 million and increased income and mining tax expense by $3.0 million for the three months ended June 30, 2018 and 2017, respectively. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $0.9 million and increased income and mining tax expense by $8.6 million for the six months ended June 30, 2018 and 2017, respectively. The impact of foreign exchange rates on deferred tax balances is predominately due to the Mexican Peso and Canadian Dollar.
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
At June 30, 2018 and December 31, 2017, the Company had $4.0 million and $4.3 million of total gross unrecognized tax benefits, respectively that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2018 and December 31, 2017, the amount of accrued income-tax-related interest and penalties was $3.7 million and $4.8 million, respectively.

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
For the three and six months ended June 30, 2018, 1,528,162 and 1,563,841 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 852,176 and 1,426,480 common stock equivalents were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2017, respectively.

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2018	2017	2018	2017
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$2,930	$(9,995)	$3,621	$8,304
Income (loss) from discontinued operations	—	(960)	550	(596)
	$2,930	$(10,955)	$4,171	$7,708

Weighted average shares:
Basic	185,183	179,241	184,777	179,071
Effect of stock-based compensation plans	2,305	—	2,780	4,049
Diluted	187,488	179,241	187,557	183,120

Basic income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.02	$0.05
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.00
Basic(1)	$0.02	$(0.06)	$0.02	$0.04

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.02	$0.05
Income (loss) from discontinued operations	0.00	(0.01)	0.00	0.00
Diluted(1)	$0.02	$(0.06)	$0.02	$0.04
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Rochester royalty obligation	$—	$336	$—	$(864)
Interest rate swap	(188)	—	(188)	—
Unrealized gain (loss) on equity securities	(8,028)	—	(3,185)	—
Realized gain (loss) on equity securities	5,535	—	5,202	—
Zinc options	219	—	363	—
Fair value adjustments, net	$(2,462)	$336	$2,192	$(864)
Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$23,804	$17,577	$—	$6,227
Other derivative instruments, net	486	—	486	—
	$24,290	$17,577	$486	$6,227
Liabilities:
Silvertip contingent consideration	$48,616	$—	$—	$48,616
Other derivative instruments, net	302	—	302	—
	$48,918	$—	$302	$48,616

	Fair Value at December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$34,837	$27,946	$—	$6,891
Other derivative instruments, net	251	—	251	—
	$35,088	$27,946	$251	$6,891
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$47,965
Other derivative instruments, net	222	—	222	—
	$48,187	$—	$222	$47,965
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
The Company’s other derivative instruments, net, include concentrate and certain doré sales contracts, zinc hedges, and interest rate swap which are valued using pricing models with inputs derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
In July 2017, the Company sold the Endeavor Silver Stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd. (“Metalla”) for total consideration of $13.0 million, including a $6.7 million convertible debenture. The convertible debenture matures June 30, 2027, bears interest at a rate of 5% payable semi-annually, and is convertible into Metalla shares in connection with future equity financings or asset acquisitions by Metalla at the then-current price to maintain the Company’s approximate 19.9% ownership. The fair value of the convertible debenture is estimated based on observable and unobservable data including yield curves and credit spreads. Therefore, the Company classifies the convertible debenture in Level 3 of the fair value hierarchy.
In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd. The consideration for the Silvertip mine includes two $25.0 million contingent payments, which are payable in cash and common stock upon reaching a future permitting milestone in 2018 and resource declaration milestone in 2019, respectively. The fair value of the Silvertip contingent consideration is estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2018.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,314	$(87)	$—	$—	$6,227
Liabilities:
Silvertip contingent consideration	$48,289	$—	$—	$327	$48,616

	Six Months Ended June 30, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,891	$(365)	$(299)	$—	$6,227
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$651	$48,616
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2018 and December 31, 2017 is presented in the following table:

	June 30, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$40,315	$40,157	$—	$—	$40,157
Liabilities:
5.875% Senior Notes due 2024(1)	$245,471	$238,019	$—	$238,019	$—
Revolving Credit Facility(2)	$115,000	$115,000	$—	$115,000	$—
(1) Net of unamortized debt issuance costs of $4.5 million.
(2) Unamortized debt issuance costs of $1.7 million included in Other Non-Current Assets.

	December 31, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$245,088	$243,913	$—	$243,913	$—
Revolving Credit Facility(2)	$100,000	$100,000	$—	$100,000	$—
(1) Net of unamortized debt issuance costs of $4.9 million.
(2) Unamortized debt issuance costs of $1.9 million included in Other Non-Current Assets.
The fair value of the Manquiri Notes Receivable is estimated based on observable and unobservable data including yield curves and credit spreads, therefore, the Company classifies the Manquiri Notes Receivable in Level 3 of the fair value hierarchy; see Note 21 -- Discontinued Operations for additional detail. The fair value of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) was estimated using quoted market prices. The fair value of the Revolving Credit Facility approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.3 million and $20 thousand in the three and six months ended June 30, 2018, respectively.
Zinc Options
At June 30, 2018, the Company has outstanding Asian (or average value) put and call option contracts in net-zero-cost collar arrangements on a volume of 300 metric tons of zinc per month commencing in April 2018 and ending in December 2018. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At June 30, 2018, the fair market value of the put and call zero cost collar contracts was a net asset of $0.4 million.
During the six months ended June 30, 2018, the Company had recorded unrealized gains of $0.4 million related to outstanding options which were included in Fair value adjustments, net. At June 30, 2017, the Company had no outstanding options contracts.
Interest Rate Swap
The Company is a party to an interest rate swap contract in which it will receive variable-rate interest and pay fixed-rate interest. The Company uses this instrument to manage its exposure to changes in interest rates related to its Revolving Credit Facility (see Note 18 -- Debt). The interest rate swap derivative instrument is not designated as a hedge from an accounting standpoint and hedge accounting is not applied. The notional amount is used to measure interest to be paid or received. The interest rate swap derivative instrument is effective June 2018 with a contractual term of twelve months and net settles monthly.
At June 30, 2018, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2018	Thereafter

Provisional gold sales contracts	$46,485	$—
Average gold price per ounce	$1,299	$—
Notional ounces	35,787	—

Zinc put options purchased	$5,400	$—
Average zinc strike price per metric ton	$3,000	$—
Notional metric tons	1,800	—

Zinc call options sold	$(7,290)	$—
Average zinc strike price per metric ton	$4,050	$—
Notional metric tons	1,800	—

Fixed interest rate swap payable	$(1,281)	$—
Fixed Interest rate	2.46%	—
Notional dollars	$50,000	$—

Variable interest rate swap receivable	$1,088	$—
Average variable interest rate	2.09%	$—
Notional dollars	$50,000	$—

The following summarizes the classification of the fair value of the derivative instruments:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	June 30, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$123	$114	$—	$—
Zinc options	363	—	—	—
Interest rate swaps	—	188	—	—
	$486	$302	$—	$—

	December 31, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other	Current portion of royalty obligation	Non-current portion of royalty obligation
Provisional silver and gold sales contracts	$251	$222	$—	$—
The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2018, respectively (in thousands):

		Three months ended June 30,		Six months ended June 30,
Financial statement line	Derivative	2018	2017	2018	2017
Revenue	Provisional silver and gold sales contracts	$(273)	$(763)	$(20)	$449
Fair value adjustments, net	Zinc options	219	—	363	—
Fair value adjustments, net	Interest rate swaps	(188)	—	(188)	—
		$(242)	$(763)	$155	$449
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
The allocation of purchase price to the acquired assets and liabilities assumed is preliminary as of June 30, 2018 and subsequent adjustments may result in changes to mineral interest and other carrying amounts initially assigned based on the preliminary fair value analysis. The principal remaining items to be valued are property, plant and equipment and mining properties, which will be finalized as management continues to review the valuation methodologies used to estimate the fair value of these assets. The preliminary purchase price allocation is as follows (in thousands):

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

NOTE 13 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies.

	At June 30, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	6,294	—	2,228	8,522
Northern Empire Resources Corp.	4,489	—	2,298	6,787
Rockhaven Resources, Ltd.	2,064	(623)	—	1,441
Other	1,441	(634)	20	827
Equity securities	$14,288	$(1,257)	$4,546	$17,577

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(450)	$—	$6,227

Equity and debt securities	$20,965	$(1,707)	$4,546	$23,804

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	At December 31, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$6,294	$—	$1,354	$7,648
Corvus Gold Inc.	3,582	—	4,518	8,100
Almaden Minerals, Ltd.	3,125	(235)	—	2,890
Northern Empire Resources Corp.	4,489	—	1,077	5,566
Rockhaven Resources, Ltd.	2,064	(193)	—	1,871
Kootenay Silver, Inc.	738	—	1	739
Other	1,479	(453)	405	1,431
Equity securities	$21,771	$(881)	$7,355	$28,245

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(85)	$—	$6,592

Equity and debt securities	$28,448	$(966)	$7,355	$34,837

The following table presents the disaggregated gain (loss) on equity securities recognized in Income (loss) from continuing operations on the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Net gain (loss)	$(2,493)	$203	$2,017	$(1,268)
Less: Realized (gain) loss	(5,535)	(203)	(5,202)	1,268
Unrealized gain (loss)	$(8,028)	$—	$(3,185)	$—

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. The following table summarizes unrealized losses on debt securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2018:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Debt securities	363	6,314	—	—	363	6,314
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its asset retirement obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At June 30, 2018 and December 31, 2017, the Company held certificates of deposit and cash equivalents under these agreements of $21.6 million and $20.8 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 14 – RECEIVABLES
Receivables consist of the following:

In thousands	June 30, 2018	December 31, 2017
Current receivables:
Trade receivables	$6,437	$5,883
Value added tax receivable	15,602	10,982
Manquiri Notes Receivable	16,267	—
Other	2,453	2,204
	$40,759	$19,069
Non-current receivables:
Value added tax receivable	$28,999	$28,750
Manquiri Notes Receivable	24,047	—
	53,046	28,750
Total receivables	$93,805	$47,819

The increase in receivables is due to the recognition of the Manquiri Notes Receivable as consideration for the sale of San Bartolomé. See Note 21 -- Discontinued Operations for additional detail.

NOTE 15 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	June 30, 2018	December 31, 2017
Inventory:
Concentrate	$9,265	$6,831
Precious metals	19,299	18,803
Supplies	33,590	32,596
	62,154	58,230
Ore on leach pads:
Current	75,261	73,752
Non-current	70,043	65,393
	145,304	139,145
Total inventory and ore on leach pads	$207,458	$197,375

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	June 30, 2018	December 31, 2017
Land	$9,127	$9,408
Facilities and equipment	559,454	554,160
Assets under capital leases	99,228	82,753
	667,809	646,321
Accumulated amortization (1)	(464,812)	(448,001)
	202,997	198,320
Construction in progress	70,340	56,417
Property, plant and equipment, net	$273,337	$254,737
(1) Includes $39.7 million and $28.2 million of accumulated amortization related to assets under capital leases at June 30, 2018 and December 31, 2017, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

June 30, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	La Preciosa	Other	Total
Mine development	$227,048	$196,182	$93,325	$315,097	$41,041	$—	$—	$872,693
Accumulated amortization	(155,239)	(147,968)	—	(186,204)	(17,240)	—	—	(506,651)
	71,809	48,214	93,325	128,893	23,801	—	—	366,042
Mineral interests	629,303	—	245,116	—	45,837	49,085	7,102	976,443
Accumulated amortization	(455,346)	—	—	—	(25,343)	—	(417)	(481,106)
	173,957	—	245,116	—	20,494	49,085	6,685	495,337
Mining properties, net	$245,766	$48,214	$338,441	$128,893	$44,295	$49,085	$6,685	$861,379

December 31, 2017	Palmarejo	Rochester	Silvertip	Kensington	Wharf	La Preciosa	Total
Mine development	$214,383	$193,881	$57,214	$298,749	$40,618	$—	$804,845
Accumulated amortization	(146,598)	(144,390)	—	(178,632)	(15,748)	—	(485,368)
	67,785	49,491	57,214	120,117	24,870	—	319,477
Mineral interests	629,303	—	245,116	—	45,837	49,085	969,341
Accumulated amortization	(435,215)	—	—	—	(24,034)	—	(459,249)
	194,088	—	245,116	—	21,803	49,085	510,092
Mining properties, net	$261,873	$49,491	$302,330	$120,117	$46,673	$49,085	$829,569
In February 2018, the Company completed the sale of Manquiri, which operates the San Bartolomé mine. Pursuant to the terms of the agreement, the Company received, among other consideration, a 2.0% net smelter returns royalty. Coeur estimates the value of this net smelter returns royalty to be approximately $7.1 million, which is included in Other. See Note 21 -- Discontinued Operations for additional detail.
The Silvertip mine is expected to reach commercial production in the third quarter of 2018. The determination of commercial production (or ready for intended use) is based on many factors requiring the exercise of judgment.  Factors that are considered when determining if intended use has been achieved include achievement of continuous production or other output, mineral recoveries at or near expected levels, the absence of routine take-downs of the plant to address commissioning issues and fix problems, and the release of the commissioning team.
Prior to commercial production, costs related to mine development, construction of long-lived assets, and inventory are capitalized; all other costs are expensed in the period incurred. Amortization of mining properties will commence when the mine has been determined to be in commercial production.

NOTE 18 – DEBT

	June 30, 2018		December 31, 2017
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$245,471	$—	$245,088
Revolving Credit Facility(2)	—	115,000	—	100,000
Capital lease obligations	21,745	37,503	16,559	35,481
Silvertip debt obligation	—	—	14,194	—
	$21,745	$397,974	$30,753	$380,569
(1) Net of unamortized debt issuance costs of $4.5 million and $4.9 million at June 30, 2018 and December 31, 2017, respectively.
(2) Unamortized debt issuance costs of $1.7 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively, included in Other Non-Current Assets.

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
At June 30, 2018, the Company had $73.0 million available under the Facility; $15.0 million was drawn to repay the third-party debt obligation at Silvertip as described below, $100.0 million was drawn to partially fund the Silvertip acquisition in 2017, and $12.0 million currently supports outstanding letters of credit. At June 30, 2018, the interest rate of the Facility was 4.335%. The Company has swapped $50,000,000 of variable rate debt on the Facility to fixed rate debt through an interest rate swap.
Silvertip Debt Obligation
The Company assumed an existing third-party debt obligation as part of the Silvertip acquisition. In February 2018, the Company voluntarily terminated and repaid the remaining debt obligation of $12.6 million.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the six months ended June 30, 2018, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester, Palmarejo, Silvertip and Kensington. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Interest Expense

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
2024 Senior Notes	$3,672	$1,265	$7,344	$1,265
2021 Senior Notes	—	2,717	—	6,221
Revolving Credit Facility	1,369	—	2,521	—
Capital lease obligations	515	383	1,039	689
Amortization of debt issuance costs	324	172	649	338
Accretion of debt premium	—	(28)	—	(71)
Accretion of Silvertip contingent consideration	327	—	651	—
Other debt obligations	6	9	114	18
Capitalized interest	(195)	(774)	(335)	(1,137)
Total interest expense, net of capitalized interest	$6,018	$3,744	$11,983	$7,323

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
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$99,243	$70,744	$—	$169,987
COSTS AND EXPENSES
Costs applicable to sales(1)	—	77,935	30,311	—	108,246
Amortization	236	14,587	14,636	—	29,459
General and administrative	7,634	9	7	—	7,650
Exploration	326	2,799	3,304	—	6,429
Pre-development, reclamation, and other	204	1,988	1,428	—	3,620
Total costs and expenses	8,400	97,318	49,686	—	155,404
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(2,356)	(106)	—	—	(2,462)
Other, net	4,829	513	(902)	(3,896)	544
Interest expense, net of capitalized interest	(5,258)	(367)	(4,289)	3,896	(6,018)
Total other income (expense), net	(2,785)	40	(5,191)	—	(7,936)
Income (loss) from continuing operations before income and mining taxes	(11,185)	1,965	15,867	—	6,647
Income and mining tax (expense) benefit	(922)	(1,388)	(1,407)	—	(3,717)
Income (loss) from continuing operations	(12,107)	577	14,460	—	2,930
Equity income (loss) in consolidated subsidiaries	15,036	(28)	(246)	(14,762)	—
Income (loss) from discontinued operations	—	—	—	—	—
NET INCOME (LOSS)	$2,929	$549	$14,214	$(14,762)	$2,930
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	(87)	—	—	—	(87)
COMPREHENSIVE INCOME (LOSS)	$2,842	$549	$14,214	$(14,762)	$2,843
(1) Excludes amortization.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

THREE MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,371	$54,169	$—	$149,540
COSTS AND EXPENSES
Costs applicable to sales(1)	—	67,916	34,313	—	102,229
Amortization	298	15,835	14,601	—	30,734
General and administrative	6,960	(4)	69	—	7,025
Exploration	395	3,217	4,201	—	7,813
Pre-development, reclamation, and other	598	1,890	1,597	—	4,085
Total costs and expenses	8,251	88,854	54,781	—	151,886
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	336	—	—	336
Other, net	2,000	2,477	909	(1,412)	3,974
Interest expense, net of capitalized interest	(3,377)	(264)	(1,515)	1,412	(3,744)
Total other income (expense), net	(10,719)	2,549	(606)	—	(8,776)
Income (loss) from continuing operations before income and mining taxes	(18,970)	9,066	(1,218)	—	(11,122)
Income and mining tax (expense) benefit	3,395	(938)	(1,330)	—	1,127
Income (loss) from continuing operations	(15,575)	8,128	(2,548)	—	(9,995)
Equity income (loss) in consolidated subsidiaries	4,620	1,139	(238)	(5,521)	—
Income (loss) from discontinued operations	—	—	(960)	—	(960)
NET INCOME (LOSS)	$(10,955)	$9,267	$(3,746)	$(5,521)	$(10,955)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	(18)	(469)	—	469	(18)
Reclassification adjustments for impairment of equity securities, net of tax	305	305	—	(305)	305
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	(203)	(203)	—	203	(203)
Other comprehensive income (loss)	84	(367)	—	367	84
COMPREHENSIVE INCOME (LOSS)	$(10,871)	$8,900	$(3,746)	$(5,154)	$(10,871)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$8,363	$20,720	$(15,615)	$(14,762)	(1,294)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,363	20,720	(15,615)	(14,762)	(1,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(101)	(12,537)	(28,527)	—	(41,165)
Proceeds from the sale of assets	23	73	—	—	96
Purchase of investments	(39)	—	—	—	(39)
Sales of investments	10,753	388	—	—	11,141
Other	(79)	109	(63)	—	(33)
Investments in consolidated subsidiaries	(15,037)	28	247	14,762	—
Cash provided by (used in) activities of continuing operations	(4,480)	(11,939)	(28,343)	14,762	(30,000)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,480)	(11,939)	(28,343)	14,762	(30,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	—	(2,532)	(1,841)	—	(4,373)
Net intercompany financing activity	(13,987)	3,354	10,633	—	—
Other	(233)	—	—	—	(233)
Cash provided by (used in) activities of continuing operations	(14,220)	822	8,792	—	(4,606)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,220)	822	8,792	—	(4,606)
Effect of exchange rate changes on cash and cash equivalents	—	(6)	(169)	—	(175)
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,337)	9,597	(35,335)	—	(36,075)
Cash, cash equivalents and restricted cash at beginning of period	34,569	30,603	106,929	—	172,101
Cash, cash equivalents and restricted cash at end of period	$24,232	$40,200	$71,594	$—	$136,026

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(5,005)	$14,844	$19,787	$(5,521)	24,105
Cash provided by (used in) activities of discontinued operations	—	—	5,175	—	5,175
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,005)	14,844	24,962	(5,521)	29,280

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(989)	(23,937)	(12,181)	—	(37,107)
Proceeds from the sale of assets	1	443	(8)	—	436
Purchase of investments	(8,948)	—	—	—	(8,948)
Sales of investments	—	898	—	—	898
Other	9	—	(61)	—	(52)
Investments in consolidated subsidiaries	(550)	823	240	(513)	—
Cash provided by (used in) activities of continuing operations	(10,477)	(21,773)	(12,010)	(513)	(44,773)
Cash provided by (used in) activities of discontinued operations	—	—	(375)	—	(375)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,477)	(21,773)	(12,385)	(513)	(45,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	244,958	—	—	—	244,958
Payments on debt, capital leases, and associated costs	(185,538)	(2,021)	(1,351)	—	(188,910)
Net intercompany financing activity	(6,680)	10,886	(10,240)	6,034	—
Other	(473)	—	—	—	(473)
Cash provided by (used in) activities of continuing operations	52,267	8,865	(11,591)	6,034	55,575
Cash provided by (used in) activities of discontinued operations	—	—	(21)	—	(21)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	52,267	8,865	(11,612)	6,034	55,554
Effect of exchange rate changes on cash and cash equivalents	—	—	328	—	328
Less net cash provided by (used in) discontinued operations	—	—	(338)	—	(338)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36,785	1,936	1,631	—	40,352
Cash, cash equivalents and restricted cash at beginning of period	76,923	45,976	47,558	—	170,457
Cash, cash equivalents and restricted cash at end of period	$113,708	$47,912	$49,189	$—	$210,809

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$192,473	$140,781	$—	$333,254
COSTS AND EXPENSES
Costs applicable to sales(1)	—	146,180	61,406	—	207,586
Amortization	482	28,792	30,962	—	60,236
General and administrative	16,431	12	11	—	16,454
Exploration	785	5,044	7,283	—	13,112
Pre-development, reclamation, and other	610	3,935	3,300	—	7,845
Total costs and expenses	18,308	183,963	102,962	—	305,233
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	2,590	(398)	—	—	2,192
Other, net	9,304	376	(1,008)	(7,615)	1,057
Interest expense, net of capitalized interest	(10,341)	(720)	(8,537)	7,615	(11,983)
Total other income (expense), net	1,553	(742)	(9,545)	—	(8,734)
Income (loss) from continuing operations before income and mining taxes	(16,755)	7,768	28,274	—	19,287
Income and mining tax (expense) benefit	716	(2,508)	(13,874)	—	(15,666)
Income (loss) from continuing operations	(16,039)	5,260	14,400	—	3,621
Equity income (loss) in consolidated subsidiaries	19,200	(66)	(416)	(18,718)	—
Income (loss) from discontinued operations	1,010	(284)	(176)	—	550
NET INCOME (LOSS)	$4,171	$4,910	$13,808	$(18,718)	$4,171
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	(365)	—	—	—	(365)
COMPREHENSIVE INCOME (LOSS)	$3,806	$4,910	$13,808	$(18,718)	$3,806
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$202,565	$132,529	$—	$335,094
COSTS AND EXPENSES
Costs applicable to sales(1)	—	139,118	77,601	—	216,719
Amortization	622	33,939	34,866	—	69,427
General and administrative	17,066	20	64	—	17,150
Exploration	731	4,944	7,390	—	13,065
Pre-development, reclamation, and other	773	3,671	3,478	—	7,922
Total costs and expenses	19,192	181,692	123,399	—	324,283
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	(864)	—	—	(864)
Other, net	17,222	7,935	2,442	(2,826)	24,773
Interest expense, net of capitalized interest	(6,656)	(439)	(3,054)	2,826	(7,323)
Total other income (expense), net	1,224	6,632	(612)	—	7,244
Income (loss) from continuing operations before income and mining taxes	(17,968)	27,505	8,518	—	18,055
Income and mining tax (expense) benefit	4,983	(3,372)	(11,362)	—	(9,751)
Income (loss) from continuing operations	(12,985)	24,133	(2,844)	—	8,304
Equity income (loss) in consolidated subsidiaries	20,693	1,209	(305)	(21,597)	—
Income (loss) from discontinued operations	—	—	(596)	—	(596)
NET INCOME (LOSS)	$7,708	$25,342	$(3,745)	$(21,597)	$7,708
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities, net of tax	(2,200)	(748)	—	748	(2,200)
Reclassification adjustments for impairment of equity securities, net of tax	426	426	—	(426)	426
Reclassification adjustments for realized loss on sale of equity securities, net of tax	1,268	(572)	—	572	1,268
Other comprehensive income (loss)	(506)	(894)	—	894	(506)
COMPREHENSIVE INCOME (LOSS)	$7,202	$24,448	$(3,745)	$(20,703)	$7,202
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$425	$26,115	$6,425	$(18,718)	14,247
Cash provided by (used in) activities of discontinued operations	—	—	(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	425	26,115	3,735	(18,718)	11,557

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(184)	(26,878)	(56,448)	—	(83,510)
Proceeds from the sale of assets	23	133	—	—	156
Purchase of investments	(400)	—	—	—	(400)
Sales of investments	11,820	940	—	—	12,760
Other	(79)	109	(128)	—	(98)
Investments in consolidated subsidiaries	(19,199)	65	416	18,718	—
Cash provided by (used in) activities of continuing operations	(8,019)	(25,631)	(56,160)	18,718	(71,092)
Cash provided by (used in) activities of discontinued operations	—	—	(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(8,019)	(25,631)	(84,630)	18,718	(99,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	15,000	—	—	—	15,000
Payments on debt, capital leases, and associated costs	—	(4,927)	(17,895)	—	(22,822)
Net intercompany financing activity	(34,368)	(7,592)	41,960	—	—
Other	(4,839)	—	—	—	(4,839)
Cash provided by (used in) activities of continuing operations	(24,207)	(12,519)	24,065	—	(12,661)
Cash provided by (used in) activities of discontinued operations	—	—	(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,207)	(12,519)	24,043	—	(12,683)
Effect of exchange rate changes on cash and cash equivalents	—	(4)	386	—	382
Less net cash provided by (used in) discontinued operations	—	—	(32,930)	—	(32,930)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31,801)	(12,039)	(23,536)	—	(67,376)
Cash, cash equivalents and restricted cash at beginning of period	56,033	52,239	95,130	—	203,402
Cash, cash equivalents and restricted cash at end of period	$24,232	$40,200	$71,594	$—	$136,026

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(9,820)	$32,027	$67,430	$(21,597)	68,040
Cash provided by (used in) activities of discontinued operations	—	—	16,510	—	16,510
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,820)	32,027	83,940	(21,597)	84,550

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,308)	(40,912)	(18,478)	—	(60,698)
Proceeds from the sale of assets	8,917	6,594	(56)	—	15,455
Purchase of investments	(9,964)	—	—	—	(9,964)
Sales of investments	9,157	1,761	—	—	10,918
Other	55	—	(121)	—	(66)
Investments in consolidated subsidiaries	(13,004)	753	(9,346)	21,597	—
Cash provided by (used in) activities of continuing operations	(6,147)	(31,804)	(28,001)	21,597	(44,355)
Cash provided by (used in) activities of discontinued operations	—	—	(763)	—	(763)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,147)	(31,804)	(28,764)	21,597	(45,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	244,958	—	—	—	244,958
Payments on debt, capital leases, and associated costs	(185,538)	(3,895)	(2,683)	—	(192,116)
Net intercompany financing activity	7,638	1,561	(9,199)	—	—
Other	(3,720)	—	—	—	(3,720)
Cash provided by (used in) activities of continuing operations	63,338	(2,334)	(11,882)	—	49,122
Cash provided by (used in) activities of discontinued operations	—	—	(41)	—	(41)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,338	(2,334)	(11,923)	—	49,081
Effect of exchange rate changes on cash and cash equivalents	—	—	884	—	884
Less net cash provided by (used in) discontinued operations	—	—	5,189	—	5,189
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	47,371	(2,111)	38,948	—	84,208
Cash, cash equivalents and restricted cash at beginning of period	66,337	50,023	10,241	—	126,601
Cash, cash equivalents and restricted cash at end of period	$113,708	$47,912	$49,189	$—	$210,809

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,745	$40,200	$71,594	$—	$123,539
Receivables	17,522	5,430	17,807	—	40,759
Ore on leach pads	—	75,261	—	—	75,261
Inventory	—	27,229	34,925	—	62,154
Prepaid expenses and other	4,517	898	6,510	—	11,925
	33,784	149,018	130,836	—	313,638
NON-CURRENT ASSETS
Property, plant and equipment, net	3,006	169,624	100,707	—	273,337
Mining properties, net	6,685	221,403	633,291	—	861,379
Ore on leach pads	—	70,043	—	—	70,043
Restricted assets	14,361	227	7,047	—	21,635
Equity and debt securities	23,710	94	—	—	23,804
Receivables	24,047	—	28,999	—	53,046
Net investment in subsidiaries	458,186	304	448	(458,938)	—
Other	299,038	11,923	3,774	(295,713)	19,022
TOTAL ASSETS	$862,817	$622,636	$905,102	$(754,651)	$1,635,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,603	$21,982	$29,843	$—	$53,428
Other accrued liabilities	7,320	12,781	41,563	—	61,664
Debt	—	14,956	6,789	—	21,745
Reclamation	—	2,313	1,464	—	3,777
	8,923	52,032	79,659	—	140,614
NON-CURRENT LIABILITIES
Debt	360,471	30,503	302,713	(295,713)	397,974
Reclamation	—	84,595	36,669	—	121,264
Deferred tax liabilities	4,758	4,867	93,001	—	102,626
Other long-term liabilities	2,606	2,733	49,316	—	54,655
Intercompany payable (receivable)	(332,713)	311,987	20,726	—	—
	35,122	434,685	502,425	(295,713)	676,519
STOCKHOLDERS’ EQUITY
Common stock	1,871	19,630	195,020	(214,650)	1,871
Additional paid-in capital	3,357,318	144,724	1,902,610	(2,047,334)	3,357,318
Accumulated deficit	(2,539,967)	(28,435)	(1,774,612)	1,803,046	(2,539,968)
Accumulated other comprehensive income (loss)	(450)	—	—	—	(450)
	818,772	135,919	323,018	(458,938)	818,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,817	$622,636	$905,102	$(754,651)	$1,635,904

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from the Paramount properties acquired in 2015) to Franco-Nevada under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. As of June 30, 2018, the remaining unamortized balance was $13.8 million.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the October 2017 Silvertip acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at June 30, 2018. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day. The permit application was required to be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018 and was submitted on April 30, 2018. The second milestone payment of up to $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The maximum payment of $25.0 million can be earned if the total resource reaches 3.7 million tonnes. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes, up to 3.7 million tonnes.

NOTE 21 – DISCONTINUED OPERATIONS
In December 2017, the Company and certain of its subsidiaries entered into a definitive agreement (as amended, the “Agreement”) to sell all of the outstanding capital stock of Manquiri, which is the operator of the San Bartolomé mine and processing facility (the “Manquiri Divestiture”). On February 28, 2018, the Manquiri Divestiture was completed, and, in accordance with the Agreement, Manquiri was sold to Ag-Mining Investments, AB, a privately-held Swedish company.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The sale of Manquiri and San Bartolomé is expected to have a major effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the three and six months ended June 30, 2018 and 2017 are classified on the consolidated statements of operations and comprehensive income (loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$—	$23,814	$12,346	$44,398
COSTS AND EXPENSES
Costs applicable to sales(1)	—	23,392	12,269	41,614
Amortization	—	2,212	—	3,623
General and administrative	—	17	41	25
Pre-development, reclamation, and other	—	281	265	1,025
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	—	(6)	(3)	(12)
Other, net	—	161	(260)	501
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	—	(1,933)	(492)	(1,400)
Pretax gain on the disposal of the discontinued operation	—	—	1,525	—
Total pretax gain or loss on discontinued operations	—	(1,933)	1,033	(1,400)
Income and mining tax (expense) benefit	—	973	(483)	804
Income (loss) from discontinued operations	$—	$(960)	$550	$(596)
(1) Excludes amortization.
Net cash provided by operating activities was $5.2 million for the three months ended June 30, 2017. Net cash used in operating activities from San Bartolomé was $2.7 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $16.5 million for the six months ended June 30, 2017, respectively. Net cash used in investing activities from San Bartolomé was $0.4 million for the three months ended June 30, 2017. Net cash used in investing activities from San Bartolomé were $28.5 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 22 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2018	December 31, 2017
Accrued salaries and wages	$16,745	$26,559
Income and mining taxes	2,649	25,788
Silvertip contingent consideration	24,694	24,393
Accrued operating costs	12,290	12,323
Taxes other than income and mining	3,741	4,354
Accrued interest payable	1,545	1,513
Accrued liabilities and other	$61,664	$94,930

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the three and six months ended June 30, 2018 and 2017:

In thousands	June 30, 2018	June 30, 2017
Cash and cash equivalents	$123,539	$200,979
Restricted cash equivalents	12,487	9,830
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	136,026	210,809

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
In October 2017, the Company added a new mine to Coeur’s North America-focused platform with the acquisition of the high-grade silver-zinc-lead Silvertip mine located in northern British Columbia, Canada. The Silvertip mine commenced milling in the first quarter of 2018, and is expected to commence commercial production in the third quarter of 2018. In February 2018, the Company completed the Manquiri Divestiture, which we determined to represent a strategic shift to a North America-focused mining portfolio with a major effect on the Company’s results and operations; therefore, San Bartolomé’s results of operations are reported as discontinued operations for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.
The Company's strategy is to discover, acquire, develop and operate low-cost silver and gold mines, which may include base metals such as zinc and lead, that produce long-term cash flow, provide opportunities for growth through continued exploration, and generate superior and sustainable returns for stockholders. Management focuses on maximizing net cash flow through identifying and implementing revenue enhancement opportunities, reducing operating and non-operating costs, exercising consistent capital discipline, and managing working capital efficiently.
Second Quarter Highlights

•	Production from continuing operations of 8.8 million silver equivalent ounces, consisting of 3.2 million silver ounces and 94,052 gold ounces

•	Sales from continuing operations of 8.9 million silver equivalent ounces, consisting of 3.2 million silver ounces and 94,455 gold ounces

•	Net income from continuing operations of $2.9 million, or $0.02 per share, and adjusted net income of $1.1 million, or $0.01 per share, (see “Non-GAAP Financial Performance Measures”)

•
Costs applicable to sales from continuing operations were $8.29 per average spot silver equivalent ounce ($9.47 per silver equivalent ounce) and $1,040 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs from continuing operations were $14.73 per average spot silver equivalent ounce ($17.71 per silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow used in continuing operations of $1.3 million and adjusted EBITDA from continuing operations of $48.4 million (see “Non-GAAP Financial Performance Measures”)

•	Cash and cash equivalents of $123.5 million at June 30, 2018

Selected Financial and Operating Results

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Financial Results from Continuing Operations:
Revenue	$169,987	$149,540	$333,254	$335,094
Net income (loss)	$2,930	$(9,995)	$3,621	$8,304
Net income (loss) per share, diluted	$0.02	$(0.06)	$0.02	$0.05
Adjusted net income (loss)(1)	$1,061	$(1,343)	$1,403	$5,423
Adjusted net income (loss) per share, diluted(1)	$0.01	$(0.01)	$0.01	$0.03
EBITDA(1)	$42,124	$23,356	$91,506	$94,805
Adjusted EBITDA(1)	$48,431	$31,920	$97,157	$86,434
Operating Results from Continuing Operations:
Silver ounces produced	3,203,899	2,690,421	6,386,009	5,408,290
Gold ounces produced	94,052	82,819	179,435	171,037
Silver equivalent ounces produced	8,847,019	7,659,561	17,152,109	15,670,510
Silver ounces sold	3,202,804	2,688,790	6,363,717	6,014,496
Gold ounces sold	94,455	86,194	181,608	197,068
Silver equivalent ounces sold	8,870,100	7,860,417	17,260,190	17,838,597
Average realized price per silver ounce	$16.48	$16.95	$16.59	$17.25
Average realized price per gold ounce	$1,241	$1,206	$1,254	$1,174
Costs applicable to sales per silver equivalent ounce(1)	$9.47	$12.11	$9.62	$11.25
Costs applicable to sales per average spot silver equivalent ounce(1)	$8.29	$11.04	$8.42	$10.31
Costs applicable to sales per gold equivalent ounce(1)	$1,040	$866	$1,007	$825
All-in sustaining costs per silver equivalent ounce(1)	$17.71	$17.90	$17.53	$16.15
All-in sustaining costs per average spot silver equivalent ounce(1)	$14.73	$15.66	$14.58	$14.34
Financial and Operating Results from Discontinued Operations:(2)
Income (loss) from discontinued operations	$—	$(960)	$550	$(596)
Silver ounces produced	—	1,284,561	643,078	2,499,068
Gold ounces produced	—	—	78	—
Silver equivalent ounces produced	—	1,284,561	647,758	2,499,068
Silver ounces sold	—	1,398,038	704,479	2,546,044
Gold ounces sold	—	—	292	—
Silver equivalent ounces sold	—	1,398,038	721,999	2,546,044

(1)	See “Non-GAAP Financial Performance Measures.”

(2)	Reported production and financial results include operations through February 28, 2018.

Consolidated Financial Results
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $2.9 million, or $0.02 per share, compared to net loss of $10.0 million, or $0.06 per share. The increase in net income from continuing operations is due to higher ounces sold and a higher operating margin per consolidated silver equivalent ounce and a $9.3 million loss on debt extinguishment in the second quarter of 2017, partially offset by higher interest expense and a $2.3 million gain on the repurchase of the Rochester royalty obligation in the second quarter of 2017.
Revenue
Revenue was higher due to higher silver and gold production and an increase in average realized gold prices of 3%, partially offset by a decrease in average realized silver prices of 3%. The Company sold 3.2 million silver ounces and 94,455 gold ounces, compared to sales of 2.7 million silver ounces and 86,194 gold ounces. Gold contributed 69% of sales and silver contributed 31%, compared to 70% of sales from gold and 30% from silver.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver and gold ounces sold and higher costs applicable to sales per gold equivalent ounce, partially offset by lower costs applicable to sales per silver equivalent ounce. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $1.3 million, or 4%, due to higher life of mine reserves and lower ounces sold at Kensington.
Expenses
General and administrative expenses increased $0.6 million, or 9%, primarily due to higher compensation costs.
Exploration expense decreased $1.4 million, or 18%, primarily due to a drilling campaign at La Preciosa in the three months ended June 30, 2017.
Pre-development, reclamation, and other expenses decreased $0.5 million, or 11%, due to lower transaction-related costs and reduced activity at La Preciosa.
Other Income and Expenses
During the second quarter of 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) concurrent with the completed offering of the 2024 Senior Notes.
Non-cash fair value adjustments, net, were a loss of $2.5 million compared to a gain of $0.3 million, due to unrealized losses of $8.0 million and realized gains of $5.5 million on equity securities. Effective January 1, 2018, as a result of ASU 2016-01, changes in the fair value of equity investments are recognized as fair value adjustments instead of other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest expense (net of capitalized interest of $0.2 million) increased to $6.0 million from $3.7 million, due to higher average debt levels related to the 2024 Senior Notes and the Facility.
Other, net decreased to $0.5 million, primarily due to a $2.3 million gain on the repurchase of the Rochester royalty obligation in the second quarter of 2017.
Income and Mining Taxes
During the second quarter of 2018, the Company reported estimated income and mining tax expense of approximately $3.7 million resulting in an effective tax rate of 55.9%. This compares to estimated income tax benefit of $1.1 million for an effective tax rate of 10.1% during the second quarter of 2017.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended June 30,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(11,334)	$(2,309)	$(6,563)	$2,315
Argentina	(180)	(108)	(129)	945
Canada	(2,155)	1,199	6	940
Mexico	20,542	(2,499)	(2,195)	(4,766)
Other jurisdictions	(226)	—	(2,241)	1,693
	$6,647	$(3,717)	$(11,122)	$1,127
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $4.5 million and increased income and mining tax expense by $3.0 million for the three months ended June 30, 2018 and 2017, respectively, predominantly due to the Mexican Peso.
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
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $3.6 million, or $0.02 per share, compared to net income of $8.3 million, or $0.05 per share. The decrease in net income from continuing operations is due to a $21.1 million gain on the sale of the Joaquin project and a $2.3 million gain on the repurchase of the Rochester royalty obligation in 2017, partially offset by a higher operating margin per consolidated silver equivalent ounce during the first half of 2018 and a $9.3 million loss on debt extinguishment in 2017.
Revenue
Revenue was lower resulting from holdover gold ounces from 2016 that were sold in the first quarter of 2017 and a decrease in average realized silver prices of 4%, partially offset by higher silver ounces sold and an increase in average realized gold prices of 7%. The Company sold 6.4 million silver ounces and 181,608 gold ounces, compared to sales of 6.0 million silver ounces and 197,068 gold ounces. Gold contributed 68% of sales and silver contributed 32%, compared to 69% of sales from gold and 31% from silver.
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to lower costs applicable to sales per silver equivalent ounce at Palmarejo, partially offset by higher costs applicable to sales per gold equivalent ounce. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $9.2 million or 13%, due to higher life of mine reserves at Kensington and Palmarejo and lower ounces sold at Kensington.
Expenses
General and administrative expenses decreased $0.7 million or 4%, primarily due to lower professional service costs.
Exploration expense remained comparable at $13.1 million.

Pre-development, reclamation, and other expenses decreased $0.1 million or 1%, due to lower transaction-related costs and reduced activity at La Preciosa.
Other Income and Expenses
During the second half of 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 2021 7.875% Senior Notes concurrent with the completed offering of the 2024 5.875% Senior Notes.
Non-cash fair value adjustments, net, were a gain of $2.2 million compared to a loss of $0.9 million due to unrealized losses of $3.2 million and realized gains of $5.2 million on equity securities and a favorable fair value adjustment on zinc hedges. Effective January 1, 2018, as a result of ASU 2016-01, changes in the fair value of equity investments are recognized as fair value adjustments instead of other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest expense (net of capitalized interest of $0.3 million) increased to $12.0 million from $7.3 million, due to higher average debt levels related to the 2024 Senior Notes and the Facility.
Other, net decreased to $1.1 million, primarily due to a $21.1 million gain on the sale of the Joaquin project and a $2.3 million gain on the repurchase of the Rochester royalty obligation in 2017.
Income and Mining Taxes
During the first half of 2018, the Company reported estimated income and mining tax expense of approximately $15.7 million resulting in an effective tax rate of 81.2%. This compares to estimated income tax expense of $9.8 million for an effective tax rate of 54.0% during the half quarter of 2017.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(10,147)	$(1,792)	$14,090	$213
Argentina	74	(97)	(457)	2,070
Canada	(3,909)	2,044	8	908
Mexico	33,669	(15,821)	6,455	(14,689)
Other jurisdictions	(400)	—	(2,041)	1,747
	$19,287	$(15,666)	$18,055	$(9,751)
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with income and mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $0.9 million and increased income and mining tax expense by $8.6 million for the six months ended June 30, 2018 and 2017, respectively. The 2018 fluctuation was predominantly due to the Canadian Dollar and the 2017 fluctuation was predominantly due to the Mexican Peso.
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
Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $1.1 million, due to a $1.5 million gain on the sale of San Bartolomé in 2018, partially offset by lower production and higher unit costs.

2018 Outlook
Coeur's 2018 production guidance has been revised to reflect higher expected silver and gold production at Palmarejo due to higher-than-projected grades during the first half of the year. The Company’s cost guidance has been reduced to account for strong first half cost performance at Palmarejo, timing of anticipated commercial production at Silvertip and accelerated investment in near-mine exploration.
2018 Production Outlook

	Silver	Gold	Zinc	Lead	Silver Equivalent[1]
	(K oz)	(oz)	(K lbs)	(K lbs)	(K oz)
Palmarejo	7,500 - 7,900	115,000 - 120,000	—	—	14,400 - 15,100
Rochester	4,200 - 4,700	45,000 - 50,000	—	—	6,900 - 7,700
Kensington	—	115,000 - 120,000	—	—	6,900 - 7,200
Wharf	—	85,000 - 90,000	—	—	5,100 - 5,400
Silvertip	1,500 - 2,000	—	23,000 - 28,000	23,000 - 28,000	4,030 - 5,080
Total	13,200 - 14,600	360,000 - 380,000	23,000 - 28,000	23,000 - 28,000	37,330 - 40,480

2018 Cost Outlook

	Previous Guidance	Current Guidance
(dollars in millions, except per ounce amounts)	60:1	60:1
CAS per AgEqOz[1] – Palmarejo	$10.50 - $11.00	$9.00 - $9.50
CAS per AgEqOz[1] – Rochester	$13.25 - $13.75	$13.25 - $13.75
CAS per AuOz[1] – Kensington	$900 - $950	$900 - $950
CAS per AuEqOz[1] – Wharf	$850 - $900	$850 - $900
CAS per AgEqOz[1] – Silvertip	$15.00 - $15.50	$15.00 - $15.50
Capital Expenditures	$120 - $140	$130 - $150
General and Administrative Expenses	$32 - $34	$32 - $34
Exploration Expense	$20 - $25	$25 - $30
AISC per AgEqOz[1] from continuing operations	$17.50 - $18.00	$17.25 - $17.75

Results of Continuing Operations
The Company produced 3.2 million ounces of silver and 94,052 ounces of gold in the three months ended June 30, 2018, compared to 2.7 million ounces of silver and 82,819 ounces of gold in the three months ended June 30, 2017. Silver production increased 19% due to higher grade and mill throughput at Palmarejo, partially offset by lower placed tons at Rochester. Gold production increased 14% due to higher grades at Palmarejo and Rochester, higher mill throughput at Palmarejo, and timing of leach pad recoveries at Wharf, partially offset by lower grade at Kensington.
The Company produced 6.4 million ounces of silver and 179,435 ounces of gold in the six months ended June 30, 2018, compared to 5.4 million ounces of silver and 171,037 ounces of gold in the six months ended June 30, 2017. Silver production increased 18% due to higher grade and mill throughput at Palmarejo. Gold production increased 5% due to higher grades at Palmarejo and Rochester and higher mill throughput at Palmarejo, partially offset by lower grade at Kensington.
Costs applicable to sales were $8.29 per average spot silver equivalent ounce ($9.47 per silver equivalent ounce) and $1,040 per gold equivalent ounce in the three months ended June 30, 2018 compared to $11.04 per average spot silver equivalent ounce ($12.11 per silver equivalent ounce) and $866 per gold equivalent ounce in the three months ended June 30, 2017. Costs applicable to sales per silver equivalent ounce decreased 22% due to lower unit costs at Palmarejo while costs applicable to sales per gold equivalent ounce increased 20% in the three months ended June 30, 2018 due to higher unit costs at Kensington and Wharf.

Costs applicable to sales were $8.42 per average spot silver equivalent ounce ($9.62 per silver equivalent ounce) and $1,007 per gold equivalent ounce in the six months ended June 30, 2018 compared to $10.31 per average spot silver equivalent ounce ($11.25 per silver equivalent ounce) and $825 per gold equivalent ounce in the six months ended June 30, 2017. Costs applicable to sales per silver equivalent ounce decreased 14% due to lower unit costs at Palmarejo while costs applicable to sales per gold equivalent ounce increased 22% in the six months ended June 30, 2018 due to higher unit costs at Kensington and Wharf.
All-in sustaining costs were $14.73 per average spot silver equivalent ounce ($17.71 per silver equivalent ounce) in the three months ended June 30, 2018, compared to $15.66 per average spot silver equivalent ounce ($17.90 per silver equivalent ounce) in the three months ended June 30, 2017. The 1% decrease was primarily due to lower costs applicable to sales per consolidated silver equivalent ounce, partially offset by higher sustaining capital related to underground development at Palmarejo and Kensington.
All-in sustaining costs were $14.58 per average spot silver equivalent ounce ($17.53 per silver equivalent ounce) in the six months ended June 30, 2018, compared to $14.34 per average spot silver equivalent ounce ($16.15 per silver equivalent ounce) in the six months ended June 30, 2017. The 9% increase was primarily due to higher sustaining capital related to underground development at Palmarejo and Kensington and higher exploration costs, partially offset by lower costs applicable to sales per consolidated silver equivalent ounce.
Palmarejo

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tons milled	344,073	335,428	703,966	695,811
Silver ounces produced	2,065,523	1,456,821	4,078,762	2,987,362
Gold ounces produced	33,702	24,292	63,598	55,084
Silver equivalent ounces produced	4,087,643	2,914,341	7,894,642	6,292,402
Costs applicable to sales per silver equivalent oz(1)	$7.65	$11.31	$7.82	$10.36
Costs applicable to sales per average spot silver equivalent oz(1)	$6.65	$10.20	$6.79	$9.40

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Silver equivalent production increased 40% due to higher mining rates from Independencia and higher silver and gold grade. Metal sales were $70.7 million, or 41% of Coeur’s metal sales, compared with $53.2 million, or 35% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 32% as a result of higher production. Amortization remained comparable at $14.6 million primarily due to higher life of mine reserves, partially offset by higher production driven by higher grades. Capital expenditures decreased to $9.5 million due to less underground development at Guadalupe and Independencia.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Silver equivalent production increased 25% due to higher mining rates from Independencia and higher silver and gold grade, partially offset by lower silver and gold recovery. Metal sales were $140.8 million, or 42% of Coeur’s metal sales, compared with $130.9 million, or 40% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 25% as a result of higher production. Amortization decreased to $31.0 million compared to $34.6 million, primarily due to higher life of mine reserves, partially offset by higher production. Capital expenditures increased to $18.8 million due to underground development at Guadalupe and Independencia.
Rochester

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tons placed	4,083,028	4,493,100	8,434,159	8,006,808
Silver ounces produced	1,125,074	1,156,341	2,282,100	2,283,663
Gold ounces produced	12,273	10,745	23,760	21,101
Silver equivalent ounces produced	1,861,454	1,801,041	3,707,700	3,549,723
Costs applicable to sales per silver equivalent oz(1)	$13.44	$13.62	$13.51	$13.05
Costs applicable to sales per average spot silver equivalent oz(1)	$11.94	$12.63	$12.03	$12.17

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Silver equivalent production increased 3% due to higher silver and gold grade, partially offset by lower tons placed. Metal sales were $33.7 million, or 20% of Coeur’s metal sales, compared with $32.8 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were comparable. Amortization remained comparable at $4.8 million. Capital expenditures decreased to $0.7 million from $13.8 million due to the completion of the Stage IV leach pad expansion in 2017.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Silver equivalent production increased 4% due to higher tons placed, partially offset by lower silver grade. Metal sales were $67.2 million, or 20% of Coeur’s metal sales, compared with $71.8 million, or 21% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 4% due to higher diesel, maintenance, and blasting costs. Amortization decreased to $9.6 million due to lower ounces sold. Capital expenditures decreased to $3.3 million compared to $24.4 million due to the completion of the Stage IV leach pad expansion in 2017.
Wharf

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tons placed	1,075,820	993,167	2,152,215	2,285,348
Gold ounces produced	22,507	21,358	40,443	42,231
Silver ounces produced	13,302	12,587	25,147	32,652
Gold equivalent ounces produced(1)	22,729	21,568	40,862	42,775
Costs applicable to sales per gold equivalent oz(1)	$827	$734	$847	$696

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Gold equivalent production increased 5% due to the timing of leach pad recoveries. Metal sales were $29.8 million, or 18% of Coeur’s metal sales, compared to $27.0 million, or 18% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 13% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017 and higher diesel costs. Amortization was $3.4 million compared to $2.5 million due to higher ounces sold. Capital expenditures decreased to $1.2 million.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Gold equivalent production decreased 4% due to the timing of leach pad recoveries. Metal sales were $53.3 million, or 16% of Coeur’s metal sales, compared to $57.3 million, or 17% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 22% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017, higher pad unloading costs, and higher diesel costs. Amortization remained comparable at $6.0 million. Capital expenditures decreased to $1.5 million.
Kensington

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tons milled	168,751	163,163	327,457	329,058
Gold ounces produced	25,570	26,424	51,634	52,621
Costs applicable to sales/oz(1)	$1,215	$964	$1,124	$922

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Gold production decreased 3% due to lower grade. Metal sales were $35.7 million, or 21% of Coeur’s metal sales, compared to $35.6 million, or 24% of Coeur’s metal sales. Costs applicable to sales per ounce were 26% higher, primarily due to lower production, higher diesel costs, and higher contract mining costs. Amortization decreased to $6.4 million from $8.3 million due to higher life of mine reserves and lower ounces sold. Capital expenditures increased to $10.7 million due to expansion of the site power plant.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Gold production remained comparable. Metal sales were $72.0 million, or 22% of Coeur’s metal sales, compared to $73.5 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were 22% higher, primarily due to lower production, higher diesel costs, and higher contract mining costs. Amortization decreased to $13.2 million from $17.5 million due to higher life of mine reserves and lower ounces sold. Capital expenditures increased to $22.1 million due to expansion of the site power plant.
Endeavor Silver Stream

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tons milled	—	88,565	—	133,905
Silver ounces produced	—	64,672	—	104,613
Costs applicable to sales/oz(1)	$—	$7.06	$—	7.12

(1)	See Non-GAAP Financial Performance Measures.
In July 2017, the Company sold the Endeavor Silver Stream and our remaining portfolio of royalties for total consideration of $13.0 million to Metalla Royalty & Streaming Ltd. Reported production and financial results include operations through May 2017 in accordance with the terms of the sale agreement.

Liquidity and Capital Resources

Cash and cash equivalents decreased $68.5 million in the six months ended June 30, 2018 as a result of pre-production capital expenditures to advance Silvertip toward commercial production, income and mining tax payments at Palmarejo and an increase in inventories, partially offset by a higher operating margin per consolidated silver equivalent ounce.
Cash Provided by (Used in) Operating Activities from Continuing Operations
Net cash used in operating activities for the three months ended June 30, 2018 was $1.3 million compared to net cash provided by operating activities of $24.1 million for the three months ended June 30, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 was $14.2 million compared to $68.0 million for the six months ended June 30, 2017. Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Consolidated silver equivalent ounces sold	8,870,100	7,860,417	17,260,190	17,838,597
Average realized price per consolidated silver equivalent ounce	$19.16	$19.02	$19.31	$18.78
Costs applicable to sales per consolidated silver equivalent ounce (1)	(12.20)	(13.01)	(12.03)	(12.15)
Operating margin per consolidated silver equivalent ounce	$6.96	$6.01	$7.28	$6.63

(1)	See Non-GAAP Financial Performance Measures.

	Three months ended June 30,		Six months ended June 30,
In thousands	2018	2017	2018	2017
Cash flow before changes in operating assets and liabilities	$41,496	$27,235	$74,936	$70,524
Changes in operating assets and liabilities:
Receivables	(8,888)	(2,215)	(10,579)	3,465
Prepaid expenses and other	8,126	4,061	2,491	(845)
Inventories	(2,766)	(4,809)	(11,474)	10,362
Accounts payable and accrued liabilities	(39,262)	(167)	(41,127)	(15,466)
Cash provided by continuing operating activities	$(1,294)	$24,105	$14,247	$68,040
Cash used in operating activities decreased $25.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to income and mining tax payments at Palmarejo, partially offset by higher silver equivalent ounces sold and a higher operating margin per consolidated silver equivalent ounce. Revenue for the three months ended June 30, 2018 increased $20.4 million, $18.7 million of which was due to higher silver equivalent ounces sold and $1.7 million due to higher average realized prices. The $42.8 million working capital increase in the three months ended June 30, 2018 was primarily due to the timing of income and mining tax payments at Palmarejo and the timing of accounts receivable and VAT collections, partially offset by a decrease in prepaid assets, compared to the $3.1 million working capital increase in the three months ended June 30, 2017, which was primarily due to an increase of inventories and accounts receivable.
Cash provided by operating activities decreased $53.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to income and mining tax payments at Palmarejo, lower silver equivalent ounces sold and an increase in inventories, partially offset by a higher operating margin per consolidated silver equivalent ounce. Revenue for the six months ended June 30, 2018 decreased $1.8 million, $13.6 million of which was due to lower silver equivalent ounces sold, partially offset by $11.7 million due to higher average realized prices. The $60.7 million working capital increase in the six months ended June 30, 2018 was primarily due to the timing of income and mining tax payments at Palmarejo, an increase in inventories and the timing on accounts receivable and VAT collections, compared to the $2.5 million working capital increase in the six months ended June 30, 2017, which was primarily due to a reduction of inventories carried over from the fourth quarter of 2016 and the collection of accounts receivable, partially offset by the timing of payments.

Cash (Used in) Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended June 30, 2018 was $30.0 million compared to net cash used in investing activities of $44.8 million in the three months ended June 30, 2017, primarily due to the proceeds from the sale of strategic equity investments, partially offset by capital expenditures at Silvertip, and the acquisition of strategic equity investments in 2017. The Company had capital expenditures of $41.2 million in the three months ended June 30, 2018 compared with $37.1 million in the three months ended June 30, 2017. Capital expenditures in the three months ended June 30, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington. Capital expenditures in the three months ended June 30, 2017 were primarily related to underground development at Palmarejo and Kensington and the Stage IV leach pad expansion at Rochester.
Net cash used in investing activities in the six months ended June 30, 2018 was $71.1 million compared to net cash used in investing activities of $44.4 million in the six months ended June 30, 2017, primarily due to capital expenditures at Silvertip and the proceeds from the sale of the Joaquin project in the first quarter of 2017. The Company had capital expenditures of $83.5 million in the six months ended June 30, 2018 compared with $60.7 million in the six months ended June 30, 2017. Capital expenditures in the six months ended June 30, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington. Capital expenditures in the six months ended June 30, 2017 were primarily related to underground development at Palmarejo and Kensington and the Stage IV leach pad expansion at Rochester.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash used in financing activities in the three months ended June 30, 2018 was $4.6 million compared to net cash provided by financing activities of $55.6 million in the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums.
Net cash used in financing activities in the six months ended June 30, 2018 was $12.7 million compared to net cash provided by financing activities of $49.1 million in the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company drew $15.0 million from the Facility to repay Silvertip’s debt obligation. In addition, the Company had higher tax withholdings on vested stock-based compensation awards. During the six months ended June 30, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums.

Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the Company’s Form
10-K for the year ended December 31, 2017 (the “2017 10-K”) and in Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contain in this Report for the Company’s critical accounting policies and estimates.

Revenue Recognition
On January 1, 2018, the Company adopted the updated revenue guidance applicable under ASC 606 - “Revenue from Contracts with Customers”. The new guidance creates a five-step framework to determine revenue recognition:

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

The Company recognizes revenue from concentrate sales, net of treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer.

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

In order to reduce future cash interest payments and/or amounts due at maturity or upon redemption, from time to time we may repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We regularly engage in conversations with our bondholders and evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any such transactions may occur at a substantial discount to the debt securities’ face amount.

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

Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company’s operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and is based, in part, on a review of non-GAAP financial measures used by mining industry analysts. The tax effect of adjustments are based on statutory tax rates and the Company’s tax attributes, including the impact through the Company’s valuation allowance. The combined effective rate of tax adjustments may not be consistent with the statutory tax rates or the Company’s effective tax rate due to jurisdictional tax attributes and related valuation allowance impacts which may minimize the tax effect of certain adjustments and may not apply to gains and losses equally. Adjusted net income (loss) is reconciled to Net income (loss) in the table below:

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2018	2017	2018	2017
Net income (loss)	$2,930	$(10,955)	$4,171	$7,708
(Income) loss from discontinued operations, net of tax	—	960	(550)	596
Fair value adjustments, net	2,462	(336)	(2,192)	864
Impairment of equity and debt securities	—	305	—	426
Gain on sale of Joaquin project	—	—	—	(21,138)
(Gain) loss on sale of assets and securities	(586)	(513)	(345)	1,553
Gain on repurchase of Rochester royalty	—	(2,332)	—	(2,332)
(Gain) loss on debt extinguishment	—	9,342	—	9,342
Mexico inflation adjustment	(1,939)	—	(1,939)	—
Interest income on notes receivables	(573)	—	(821)	—
Foreign exchange loss (gain)	(1,233)	2,186	3,079	6,597
Tax effect of adjustments(1)	—	—	—	1,807
Adjusted net income (loss)	$1,061	$(1,343)	$1,403	$5,423

Adjusted net income (loss) per share - Basic	$0.01	$(0.01)	$0.01	$0.03
Adjusted net income (loss) per share - Diluted	$0.01	$(0.01)	$0.01	$0.03

(1)	For the six months ended June 30, 2017, tax effect of adjustments of $1.8 million (-16%) is primarily related to a taxable gain on the sale of the Joaquin project.

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

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2018	2017	2018	2017
Net income (loss)	$2,930	$(10,955)	$4,171	$7,708
(Income) loss from discontinued operations, net of tax	—	960	(550)	596
Interest expense, net of capitalized interest	6,018	3,744	11,983	7,323
Income tax provision (benefit)	3,717	(1,127)	15,666	9,751
Amortization	29,459	30,734	60,236	69,427
EBITDA	42,124	23,356	91,506	94,805
Fair value adjustments, net	2,462	(336)	(2,192)	864
Impairment of equity and debt securities	—	305	—	426
Foreign exchange (gain) loss	3,309	(786)	3,979	(1,992)
Gain on sale of Joaquin project	—	—	—	(21,138)
(Gain) loss on sale of assets and securities	(586)	(513)	(345)	1,553
Gain on repurchase of Rochester royalty	—	(2,332)	—	(2,332)
Loss on debt extinguishment	—	9,342	—	9,342
Mexico inflation adjustment	(1,939)	—	(1,939)	—
Interest income on notes receivables	(573)	—	(821)	—
Asset retirement obligation accretion	2,817	2,169	5,486	4,285
Inventory adjustments and write-downs	817	715	1,483	621
Adjusted EBITDA	$48,431	$31,920	$97,157	$86,434
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

Three Months Ended June 30, 2018

	Silver			Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$44,943	$29,244	$74,187	$40,668	$22,611	$63,279	$137,466
Amortization	14,633	4,793	19,426	6,441	3,353	9,794	29,220
Costs applicable to sales	$30,310	$24,451	$54,761	$34,227	$19,258	$53,485	$108,246
Silver equivalent ounces sold	3,964,208	1,819,072	5,783,280				8,870,100
Gold equivalent ounces sold				28,165	23,282	51,447
Costs applicable to sales per ounce	$7.65	$13.44	$9.47	$1,215	$827	$1,040	$12.20

Costs applicable to sales per average spot ounce	$6.65	$11.94	$8.29				$10.15

Costs applicable to sales							$108,246
Treatment and refining costs							1,046
Sustaining capital(1)							28,571
General and administrative							7,650
Exploration							6,429
Reclamation							4,667
Project/pre-development costs							517
All-in sustaining costs							$157,126
Silver equivalent ounces sold							5,783,280
Kensington and Wharf silver equivalent ounces sold							3,086,820
Consolidated silver equivalent ounces sold							8,870,100
All-in sustaining costs per silver equivalent ounce							$17.71

Consolidated silver equivalent ounces sold (average spot)							10,667,255
All-in sustaining costs per average spot silver equivalent ounce							$14.73

(1)	Excludes development capital for Jualin and Silvertip.

Three Months Ended June 30, 2017

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$48,325	$29,099	$586	$78,010	$36,335	$18,317	$54,652	$132,662
Amortization	14,431	4,938	168	19,537	8,347	2,549	10,896	30,433
Costs applicable to sales	$33,894	$24,161	$418	$58,473	$27,988	$15,768	$43,756	$102,229
Silver equivalent ounces sold	2,995,623	1,774,000	59,234	4,828,857				7,860,417
Gold equivalent ounces sold					29,031	21,495	50,526
Costs applicable to sales per ounce	$11.31	$13.62	$7.06	$12.11	$964	$734	$866	$13.01

Costs applicable to sales per average spot ounce	$10.20	$12.63		$11.04				$11.38

Costs applicable to sales								$102,229
Treatment and refining costs								1,288
Sustaining capital(1)								17,173
General and administrative								7,025
Exploration								7,813
Reclamation								3,581
Project/pre-development costs								1,677
All-in sustaining costs								$140,786
Silver equivalent ounces sold								4,828,857
Kensington and Wharf silver equivalent ounces sold								3,031,560
Consolidated silver equivalent ounces sold								7,860,417
All-in sustaining costs per silver equivalent ounce								$17.90

Consolidated silver equivalent ounces sold (average spot)								8,990,166
All-in sustaining costs per average spot silver equivalent ounce								$15.66

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Six Months Ended June 30, 2018

	Silver			Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$92,364	$58,380	$150,744	$76,015	$40,577	$116,592	$267,336
Amortization	30,958	9,624	40,582	13,158	6,010	19,168	59,750
Costs applicable to sales	$61,406	$48,756	$110,162	$62,857	$34,567	$97,424	$207,586
Silver equivalent ounces sold	7,848,191	3,608,079	11,456,270				17,260,190
Gold equivalent ounces sold				55,928	40,804	96,732
Costs applicable to sales per ounce	$7.82	$13.51	$9.62	$1,124	$847	$1,007	$12.03

Costs applicable to sales per average spot ounce	$6.79	$12.03	$8.42				$10.01

Costs applicable to sales							$207,586
Treatment and refining costs							2,241
Sustaining capital(1)							51,960
General and administrative							16,454
Exploration							13,112
Reclamation							9,199
Project/pre-development costs							1,938
All-in sustaining costs							$302,490
Silver equivalent ounces sold							11,456,270
Kensington and Wharf silver equivalent ounces sold							5,803,920
Consolidated silver equivalent ounces sold							17,260,190
All-in sustaining costs per silver equivalent ounce							$17.53

Consolidated silver equivalent ounces sold (average spot)							20,739,781
All-in sustaining costs per average spot silver equivalent ounce							$14.58

(1)	Excludes development capital for Jualin and Silvertip.

Six Months Ended June 30, 2017

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$111,476	$61,354	$986	$173,816	$73,956	$37,748	$111,704	$285,520
Amortization	34,581	10,754	281	45,616	17,525	5,660	23,185	68,801
Costs applicable to sales	$76,895	$50,600	$705	$128,200	$56,431	$32,088	$88,519	$216,719
Silver equivalent ounces sold	7,422,969	3,878,209	98,999	11,400,177				17,838,597
Gold equivalent ounces sold					61,175	46,132	107,307
Costs applicable to sales per ounce	$10.36	$13.05	$7.12	$11.25	$922	$696	$825	$12.15

Costs applicable to sales per average spot ounce	$9.40	$12.17		$10.31				$10.78

Costs applicable to sales								$216,719
Treatment and refining costs								2,904
Sustaining capital(1)								28,365
General and administrative								17,150
Exploration								13,065
Reclamation								6,920
Project/pre-development costs								3,096
All-in sustaining costs								$288,219
Silver equivalent ounces sold								11,400,177
Kensington and Wharf silver equivalent ounces sold								6,438,420
Consolidated silver equivalent ounces sold								17,838,597
All-in sustaining costs per silver equivalent ounce								$16.15

Consolidated silver equivalent ounces sold (average spot)								20,098,954
All-in sustaining costs per average spot silver equivalent ounce								$14.34

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for Revised 2018 Guidance

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Silvertip	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$200,000	$116,300	$55,600	$371,900	$146,100	$89,700	$235,800	$607,700
Amortization	65,000	18,900	14,000	97,900	40,400	12,100	52,500	150,400
Costs applicable to sales	$135,000	$97,400	$41,600	$274,000	$105,700	$77,600	$183,300	$457,300
Silver equivalent ounces sold	14,800,000	7,300,000	2,700,000	24,800,000				37,100,000
Gold equivalent ounces sold					117,500	87,500	205,000
Costs applicable to sales per ounce	$9.00 - $9.50	$13.25 - $13.75	$15.00 - $15.50		$900 - $950	$850 - $900

Costs applicable to sales								$457,300
Treatment and refining costs								9,000
Sustaining capital, including capital lease payments								105,000
General and administrative								33,000
Exploration								26,000
Reclamation								15,700
Project/pre-development costs								2,900
All-in sustaining costs								$648,900
Silver equivalent ounces sold								24,800,000
Kensington and Wharf silver equivalent ounces sold								12,300,000
Consolidated silver equivalent ounces sold								37,100,000
All-in sustaining costs per silver equivalent ounce								$17.25 - $17.75

Reconciliation of All-in Sustaining Costs per Silver Equivalent Ounce for Previous 2018 Guidance

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Silvertip	Total Silver	Kensington	Wharf	Total Gold	Total Combined
Costs applicable to sales, including amortization (U.S. GAAP)	$208,000	$116,300	$88,000	$412,300	$146,100	$89,700	$235,800	$648,100
Amortization	63,300	18,900	20,000	102,200	40,400	12,100	52,500	154,700
Costs applicable to sales	$144,700	$97,400	$68,000	$310,100	$105,700	$77,600	$183,300	$493,400
Silver equivalent ounces sold	13,700,000	7,300,000	4,500,000	25,500,000				37,800,000
Gold equivalent ounces sold					117,500	87,500	205,000
Costs applicable to sales per ounce	$10.50 - $11.00	$13.25 - $13.75	$15.00 - $15.50		$900 - $950	$850 - $900

Costs applicable to sales								$493,400
Treatment and refining costs								12,000
Sustaining capital, including capital lease payments								100,000
General and administrative								33,000
Exploration								22,000
Reclamation								15,700
Project/pre-development costs								2,900
All-in sustaining costs								$679,000
Silver equivalent ounces sold								25,500,000
Kensington and Wharf silver equivalent ounces sold								12,300,000
Consolidated silver equivalent ounces sold								37,800,000
All-in sustaining costs per silver equivalent ounce								$17.50 - $18.00

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding, estimated production, costs, capital expenditures, contingent payments for the Silvertip acquisition, timing of commercial production at Silvertip, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, cost reduction initiatives, capital discipline, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2017 10-K, the Company’s Form 10-Q for the quarterly period ended March 31, 2018 and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii)  the risk that commercial production at Silvertip will be delayed, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at June 30, 2018. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At June 30, 2018, the fair market value of the put and call zero cost collar contracts was a net asset of $0.4 million. During the six months ended June 30, 2018, the Company recorded unrealized gains of $0.4 million related to outstanding options which were included in Fair value adjustments, net.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver and gold prices resulted in provisional pricing mark-to-market losses of $0.3 million and $20 thousand in the three and six months ended June 30, 2018, respectively.
At June 30, 2018, the Company had outstanding provisionally priced sales of 35,787 ounces of gold at an average price of $1,299. A 10% change in realized gold price would cause revenue to vary by $4.6 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at June 30, 2018.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had an outstanding interest rate swap whereby the Company receives a variable rate in exchange for a floating rate at June 30, 2018.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
See Note 20 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2017 10-K and the Company’s Quarterly Report on Form 10-Q filed on April 25, 2018 set forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

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

•
Peter C. Mitchell, the Company’s Senior Vice President and Chief Financial Officer, entered into a selling plan effective May 1, 2018. Under the selling plan, between July 30, 2018 and March 13, 2019, Mr. Mitchell will sell a total of 70,000 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan.

•
Frank L. Hanagarne, Jr., the Company’s Senior Vice President and Chief Operating Officer, entered into a selling plan effective June 5, 2018. Under the selling plan, between July 27, 2018 and January 31, 2019, Mr. Hanagarne will sell a total of 11,410 shares of the Company’s common stock so long as the market price of the common stock is higher than a minimum threshold price specified in the plan.

Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

On July 23, 2018, Peter C. Mitchell, the Company’s Senior Vice President and Chief Financial Officer, notified the Company of his intent to retire in early 2019, subject to a successor having been identified and prepared to assume the role.

Item 6.        Exhibits

10.1	Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*
10.2
Form of Performance Share Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.3
Form of Incentive Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.4
Form of Nonqualified Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.5
Form of Cash-Settled Stock Appreciation Rights Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.6
Form of Performance Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.7
Form of Restricted Stock Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	July 25, 2018	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	July 25, 2018	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 25, 2018	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)