Form 10-Q
period 2018-09-30
Coeur Mining, Inc.
filed 2018-10-31
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 199,125,817 shares were issued and outstanding as of October 29, 2018.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
	Notes	In thousands, except share data
Revenue	3	$148,795	$159,920	$482,049	$495,014
COSTS AND EXPENSES
Costs applicable to sales(1)	3	116,857	101,559	324,443	318,278
Amortization		31,184	32,400	91,420	101,827
General and administrative		7,729	7,345	24,183	24,495
Exploration		8,157	9,791	21,269	22,856
Pre-development, reclamation, and other		8,121	5,030	15,966	12,952
Total costs and expenses		172,048	156,125	477,281	480,408
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment		—	—	—	(9,342)
Fair value adjustments, net	10	715	—	2,907	(864)
Interest expense, net of capitalized interest	18	(5,818)	(3,595)	(17,801)	(10,918)
Other, net	7	(20,903)	2,361	(19,846)	27,134
Total other income (expense), net		(26,006)	(1,234)	(34,740)	6,010
Income (loss) before income and mining taxes		(49,259)	2,561	(29,972)	20,616
Income and mining tax (expense) benefit	8	(3,785)	(14,289)	(19,451)	(24,040)
Income (loss) from continuing operations		$(53,044)	$(11,728)	$(49,423)	$(3,424)
Income (loss) from discontinued operations	21	—	(4,924)	550	(5,520)
NET INCOME (LOSS)		$(53,044)	$(16,652)	$(48,873)	$(8,944)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities		192	1,066	(173)	(1,134)
Reclassification adjustments for impairment of equity securities		—	—	—	426
Reclassification adjustments for realized (gain) loss on sale of equity securities		—	32	—	1,300
Other comprehensive income (loss)		192	1,098	(173)	592
COMPREHENSIVE INCOME (LOSS)		$(52,852)	$(15,554)	$(49,046)	$(8,352)

NET INCOME (LOSS) PER SHARE	9
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.29)	$(0.07)	$(0.27)	$(0.02)
Net income (loss) from discontinued operations		0.00	(0.03)	0.00	(0.03)
Basic(2)		$(0.29)	$(0.09)	$(0.26)	$(0.05)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.29)	$(0.07)	$(0.27)	$(0.02)
Net income (loss) from discontinued operations		0.00	(0.03)	0.00	(0.03)
Diluted(2)		$(0.29)	$(0.09)	$(0.26)	$(0.05)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(53,044)	$(16,652)	$(48,873)	$(8,944)
(Income) loss from discontinued operations		—	4,924	(550)	5,520
Adjustments:
Amortization		31,184	32,400	91,420	101,827
Accretion		3,117	2,402	10,321	6,954
Deferred taxes		(3,276)	2,504	(4,087)	1,452
Loss on debt extinguishment		—	—	—	9,342
Fair value adjustments, net	10	(715)	—	(2,907)	864
Stock-based compensation	5	1,942	2,585	6,578	8,127
Gain on sale of the Joaquin project		—	—	—	(21,138)
Write-downs		30,787	—	30,787	—
Other		2,938	(3,013)	5,180	(8,330)
Changes in operating assets and liabilities:
Receivables		(5,930)	6,289	(16,509)	9,754
Prepaid expenses and other current assets		1,377	(1,332)	3,868	(2,177)
Inventory and ore on leach pads		(8,156)	(2,282)	(19,630)	8,080
Accounts payable and accrued liabilities		5,565	9,484	(35,562)	(5,982)
CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS		5,789	37,309	20,036	105,349
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(7,877)	(2,690)	8,633
CASH PROVIDED BY OPERATING ACTIVITIES		5,789	29,432	17,346	113,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(39,472)	(28,982)	(122,982)	(89,680)
Proceeds from the sale of assets		393	1,016	549	16,471
Purchase of investments		(15)	(3,595)	(415)	(13,559)
Sale of investments		(78)	403	12,682	11,321
Proceeds from notes receivable		15,000	—	15,000	—
Other		64	(4,319)	(34)	(4,385)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(24,108)	(35,477)	(95,200)	(79,832)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(412)	(28,470)	(1,175)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(24,108)	(35,889)	(123,670)	(81,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	18	25,000	(2,257)	40,000	242,701
Payments on debt, capital leases, and associated costs	18	(25,533)	(3,323)	(48,355)	(195,439)
Other		(77)	(6)	(4,916)	(3,726)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(610)	(5,586)	(13,271)	43,536
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(21)	(22)	(62)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(610)	(5,607)	(13,293)	43,474
Effect of exchange rate changes on cash and cash equivalents		183	(222)	565	662
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(18,746)	(12,286)	(119,052)	77,111
Less net cash provided by (used in) discontinued operations(1)		—	(8,491)	(32,930)	(3,302)
		(18,746)	(3,795)	(86,122)	80,413
Cash, cash equivalents and restricted cash at beginning of period		136,026	210,809	203,402	126,601
Cash, cash equivalents and restricted cash at end of period		$117,280	$207,014	$117,280	$207,014
(1) Less net cash provided by (used in) discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $181 for the three months ended September 30, 2017 and $1,748 and $10,698 during the nine months ended September 30, 2018 and 2017, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2018 (unaudited)	December 31, 2017
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$104,746	$192,032
Receivables	14	30,480	19,069
Inventory	15	62,569	58,230
Ore on leach pads	15	77,515	73,752
Prepaid expenses and other		12,167	15,053
Assets held for sale	21	—	91,421
		287,477	449,557
NON-CURRENT ASSETS
Property, plant and equipment, net	16	285,871	254,737
Mining properties, net	17	865,043	829,569
Ore on leach pads	15	67,420	65,393
Restricted assets	13	21,361	20,847
Equity and debt securities	13	24,232	34,837
Receivables	14	28,035	28,750
Other		18,938	17,485
TOTAL ASSETS		$1,598,377	$1,701,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$55,132	$48,592
Accrued liabilities and other	22	65,400	94,930
Debt	18	22,696	30,753
Reclamation	4	3,777	3,777
Liabilities held for sale	21	—	50,677
		147,005	228,729
NON-CURRENT LIABILITIES
Debt	18	406,494	380,569
Reclamation	4	122,977	117,055
Deferred tax liabilities		98,891	105,148
Other long-term liabilities		55,227	54,697
		683,589	657,469
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 187,026,334 issued and outstanding at September 30, 2018 and 185,637,724 at December 31, 2017		1,870	1,856
Additional paid-in capital		3,359,183	3,357,345
Accumulated other comprehensive income (loss)		(258)	2,519
Accumulated deficit		(2,593,012)	(2,546,743)
		767,783	814,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,598,377	$1,701,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	$814,977
Net income (loss)	—	—	—	(48,873)	—	(48,873)
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	(173)	(173)
Common stock issued under stock-based compensation plans, net	1,389	14	1,838	—	—	1,852
Balances at September 30, 2018 (Unaudited)	187,027	$1,870	$3,359,183	$(2,593,012)	$(258)	$767,783
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

The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices can be either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when the concentrate is loaded onto the third-party shipping vessel. The off-take agreement allows for the Company to sell concentrate in advance of shipment and results in the customer taking ownership of the concentrate prior to shipment.

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

The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.

The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Opening Balance	$13,799	$16,835	$14,883	$19,281
Revenue Recognized	(582)	$(793)	$(1,666)	$(3,239)
Closing Balance	$13,217	$16,042	$13,217	$16,042

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and resulted in the inclusion of restricted cash equivalents on the Consolidated Statements of Cash Flows of $12.5 million and $11.4 million at September 30, 2018 and 2017, respectively.
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
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2019 and the Company plans to adopt it using the cumulative-effect adjustment transition method approved by the FASB in July 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, which was acquired in the fourth quarter of 2017, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. Silvertip is engaged in the discovery, mining, and production of silver, zinc and lead. Silvertip commenced commercial production on September 1, 2018. Other includes the La Preciosa project, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
The Company determined that the disposition in the first quarter of 2018 of Empresa Minera Manquiri S.A., a Bolivian Sociedad anonima (“Manquiri”), which operates the San Bartolomé mine, represented a strategic shift to a North America-focused mining portfolio and had significant effect on the entity's results and operations; therefore, the results of operations are presented as discontinued operations in Other for all periods presented.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Other	Total
Revenue
Metal sales	$55,456	$35,524	$4,051	$29,771	$23,993	$—	$148,795
Costs and Expenses
Costs applicable to sales(1)	31,554	27,548	11,535	28,241	17,979	—	116,857
Amortization	14,794	5,294	1,073	6,912	2,878	233	31,184
Exploration	3,195	51	2,333	1,640	63	875	8,157
Other operating expenses	771	4,362	148	333	699	9,537	15,850
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	715	715
Interest expense, net	(842)	(115)	166	(248)	(9)	(4,770)	(5,818)
Other, net	(1,010)	278	(447)	(34)	(422)	(19,268)	(20,903)
Income and mining tax (expense) benefit	(6,461)	(83)	4,320	—	(334)	(1,227)	(3,785)
Income (loss) from continuing operations	$(3,171)	$(1,651)	$(6,999)	$(7,637)	$1,609	$(35,195)	$(53,044)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$368,257	$252,291	$405,334	$225,161	$98,978	$79,079	$1,429,100
Capital expenditures	$4,686	$3,582	$17,949	$11,960	$1,176	$119	$39,472
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Three months ended September 30, 2017	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	$60,677	$31,156	$36,603	$31,334	$150	$159,920
Costs and Expenses
Costs applicable to sales(1)	33,255	23,275	27,658	17,330	41	101,559
Amortization	16,414	4,591	7,864	3,223	308	32,400
Exploration	4,517	531	2,966	207	1,570	9,791
Other operating expenses	319	846	356	648	10,206	12,375
Other income (expense)
Interest expense, net	(112)	(136)	(113)	(16)	(3,218)	(3,595)
Other, net	(218)	(73)	(28)	4	2,676	2,361
Income and mining tax (expense) benefit	(7,898)	41	—	(963)	(5,469)	(14,289)
Income (loss) from continuing operations	$(2,056)	$1,745	$(2,382)	$8,951	$(17,986)	$(11,728)
Income (loss) from discontinued operations	$—	$—	$—	$—	$(4,924)	$(4,924)
Segment assets(2)	$388,044	$253,477	$211,052	$103,843	$71,551	$1,027,967
Capital expenditures	$5,540	$9,737	$10,144	$3,135	$426	$28,982
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Other	Total
Revenue
Metal sales	$196,237	$102,689	$4,051	$101,806	$77,266	$—	$482,049
Costs and Expenses
Costs applicable to sales(1)	92,960	76,304	11,535	91,098	52,546	—	324,443
Amortization	45,752	14,918	1,073	20,070	8,888	719	91,420
Exploration	10,363	296	2,439	4,625	73	3,473	21,269
Other operating expenses	2,252	6,149	173	981	2,052	28,542	40,149
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	2,907	2,907
Interest expense, net	(1,108)	(338)	(490)	(722)	(32)	(15,111)	(17,801)
Other, net	(2,399)	704	(25)	(104)	(379)	(17,643)	(19,846)
Income and mining tax (expense) benefit	(22,550)	(917)	6,098	—	(2,009)	(73)	(19,451)
Income (loss) from continuing operations	$18,853	$4,471	$(5,586)	$(15,794)	$11,287	$(62,654)	$(49,423)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$550	$550
Segment assets(2)	$368,257	$252,291	$405,334	$225,161	$98,978	$79,079	$1,429,100
Capital expenditures	$23,458	$6,884	$55,623	$34,032	$2,682	$303	$122,982
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2017	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Metal sales	$191,616	$102,926	$110,134	$88,598	$1,740	$495,014
Costs and Expenses					—
Costs applicable to sales(1)	110,150	73,875	84,089	49,418	746	318,278
Amortization	50,995	15,345	25,389	8,883	1,215	101,827
Exploration	9,272	990	5,785	210	6,599	22,856
Other operating expenses	930	2,487	1,051	1,899	31,080	37,447
Other income (expense)
Loss on debt extinguishment	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	(864)
Interest expense, net	(339)	(386)	(266)	(52)	(9,875)	(10,918)
Other, net	(345)	2,239	(893)	429	25,704	27,134
Income and mining tax (expense) benefit	(22,313)	(413)	—	(2,980)	1,666	(24,040)
Income (loss) from continuing operations	$(2,728)	$10,805	$(7,339)	$25,585	$(29,747)	$(3,424)
Income (loss) from discontinued operations	$—	$—	$—	$—	$(5,520)	$(5,520)
Segment assets(2)	$388,044	$253,477	$211,052	$103,843	$71,551	$1,027,967
Capital expenditures	$22,972	$34,121	$24,314	$5,493	$2,780	$89,680
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	September 30, 2018	December 31, 2017
Total assets for reportable segments	$1,429,100	$1,344,553
Cash and cash equivalents	104,746	192,032
Other assets	64,531	164,590
Total consolidated assets	$1,598,377	$1,701,175

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Geographic Information

Long-Lived Assets	September 30, 2018	December 31, 2017
Mexico	$351,509	$370,188
United States	398,614	377,768
Canada	392,470	331,440
Other	8,321	4,910
Total	$1,150,914	$1,084,306

Revenue	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	$89,289	$99,093	$281,762	$301,658
Mexico	55,455	60,677	196,236	191,616
Canada	4,051	—	4,051	—
Australia	—	150	—	1,740
Total	$148,795	$159,920	$482,049	$495,014

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Asset retirement obligation - Beginning	$122,907	$90,002	$118,799	$86,754
Accretion	2,830	2,167	8,141	6,347
Additions and changes in estimates	—	3,116	—	3,116
Settlements	(1,171)	(656)	(2,374)	(1,588)
Asset retirement obligation - Ending	$124,566	$94,629	$124,566	$94,629
The Company accrued $2.2 million and $2.0 million at September 30, 2018 and December 31, 2017, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 5 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three and nine months ended September 30, 2018 was $2.0 million and $6.6 million, respectively, compared to $2.6 million and $8.1 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, there was $8.6 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
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
The following table summarizes the grants awarded during the nine months ended September 30, 2018:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options	Grant date fair value of stock options	Performance shares	Grant date fair value of performance shares
March 5, 2018	31,887	$7.84	—	$—	—	$—
May 9, 2018	868,134	$7.90	14,310	$4.09	408,179	$7.39

The following options and stock appreciation rights were exercisable during the nine months ended September 30, 2018:

Award Type	Number of Exercised Units	Weighted Average Exercised Price	Number of Exercisable Units	Weighted Average Exercisable Price
Stock options	159,069	$3.35	315,032	$15.06
Stock appreciation rights	—	$—	42,152	$14.14

NOTE 6 – RETIREMENT SAVINGS PLAN
The Company has a 401(k) retirement savings plan that covers all eligible U.S. employees. Eligible employees may elect to contribute up to 75% of base salary, subject to ERISA limitations. The Company generally makes matching contributions equal to the employee’s contribution up to 4% of the employee’s salary. The Company may also provide an additional contribution based on an eligible employee’s salary. Total plan expenses recognized for the three and nine months ended September 30, 2018 were $0.8 million and $2.5 million, respectively, compared to $1.8 million and $5.7 million for the three and nine months ended September 30, 2017, respectively. In addition, the Company has a deferred compensation plan for employees whose benefits under the 401(k) plan are limited by federal regulations.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Foreign exchange gain (loss)	$(3,104)	$(39)	$(7,083)	$1,953
Gain (loss) on sale of assets and investments	(28)	878	316	(674)
Write-down of Manquiri consideration	(18,599)	—	(18,599)	—
Gain on sale of the Joaquin project	—	—	—	21,138
Gain on repurchase of the Rochester royalty obligation	—	—	—	2,332
Gain on sale of Endeavor stream and other royalties	—	1,172	—	1,172
Mexico inflation adjustment	—	—	1,939	—
Other	828	350	3,581	1,213
Other, net	$(20,903)	$2,361	$(19,846)	$27,134

In September 2018, the Company entered into a Letter Agreement with Ag-Mining Investments, AB, a privately-held Swedish company, the purchaser of Manquiri (the “Buyer”), pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable received as partial consideration in the Manquiri Divestiture (as defined below) was reduced from $28.5 million to $25.0 million (as defined below) and the Buyer made a concurrent cash payment of $15.0 million to the Company in respect of the Manquiri Notes Receivable (as defined below). In addition, the Company also agreed to suspend the quarterly payments in respect of the 2.0% net smelter returns royalty on all metals processed through the San Bartolomé mine’s processing facility (the “NSR”) received as partial consideration in the Manquiri Divestiture until October 15, 2019 and to forgo any rights the Company retained in the transaction to any value added tax (“VAT”) refunds collected or received by Manquiri. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded an $18.6 million write-down that is made up of $13.1 million on the VAT refunds, $3.6 million on the Manquiri Notes Receivable and $1.9 million on the NSR, See Note 10 -- Fair Value Measurements and 21 -- Discontinued Operations for additional detail.

NOTE 8 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2018 and 2017 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(35,250)	$(908)	$(6,055)	$(2,892)	$(45,397)	$(2,700)	$8,036	$(4,072)
Argentina	(2,058)	(75)	738	(366)	(1,985)	(172)	281	1,704
Canada	(13,194)	4,432	—	—	(17,103)	6,476	—	—
Mexico	1,419	(7,234)	3,210	(9,057)	35,088	(23,055)	9,665	(23,745)
Other jurisdictions	(176)	—	4,668	(1,974)	(575)	—	2,634	2,073
	$(49,259)	$(3,785)	$2,561	$(14,289)	$(29,972)	$(19,451)	$20,616	$(24,040)
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $3.0 million and decreased income and mining tax expense by $1.4 million for the three months ended September 30, 2018 and 2017, respectively. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $2.1 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively. The impact of foreign exchange rates on deferred tax balances is predominately due to the Mexican Peso and Canadian Dollar.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2017 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2015 forward for the U.S. federal jurisdiction and from 2011 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1.5 million and $2.5 million in the next twelve months.
At September 30, 2018 and December 31, 2017, the Company had $3.7 million and $4.3 million of total gross unrecognized tax benefits, respectively that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2018 and December 31, 2017, the amount of accrued income-tax-related interest and penalties was $3.5 million and $4.8 million, respectively.

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
For the three and nine months ended September 30, 2018, 672,399 and 1,526,109 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 633,391 and 851,254 common stock equivalents were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2017, respectively.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2018	2017	2018	2017
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(53,044)	$(11,728)	$(49,423)	$(3,424)
Income (loss) from discontinued operations	—	(4,924)	550	(5,520)
	$(53,044)	$(16,652)	$(48,873)	$(8,944)

Weighted average shares:
Basic	185,246	179,278	184,935	179,141
Effect of stock-based compensation plans	—	—	—	—
Diluted	185,246	179,278	184,935	179,141

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.29)	$(0.07)	$(0.27)	$(0.02)
Income (loss) from discontinued operations	0.00	(0.03)	0.00	(0.03)
Basic(1)	$(0.29)	$(0.09)	$(0.26)	$(0.05)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.29)	$(0.07)	$(0.27)	$(0.02)
Income (loss) from discontinued operations	0.00	(0.03)	0.00	(0.03)
Diluted(1)	$(0.29)	$(0.09)	$(0.26)	$(0.05)
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.

NOTE 10 – FAIR VALUE MEASUREMENTS

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Rochester royalty obligation	$—	$—	$—	$(864)
Interest rate swap	206	—	18	—
Unrealized gain (loss) on equity securities	286	—	(2,898)	—
Realized gain (loss) on equity securities	(3)	—	5,199	—
Zinc options	226	—	588	—
Fair value adjustments, net	$715	$—	$2,907	$(864)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$24,232	$19,665	$—	$4,567
Other derivative instruments, net	507	—	507	—
	$24,739	$19,665	$507	$4,567
Liabilities:
Silvertip contingent consideration	$48,945	$—	$—	$48,945
Other derivative instruments, net	267	—	267	—
	$49,212	$—	$267	$48,945

	Fair Value at December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$34,837	$27,946	$—	$6,891
Other derivative instruments, net	251	—	251	—
	$35,088	$27,946	$251	$6,891
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$47,965
Other derivative instruments, net	222	—	222	—
	$48,187	$—	$222	$47,965
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
The Company’s other derivative instruments, net, include concentrate and certain doré sales contracts, zinc hedges, and an interest rate swap which are valued using pricing models with inputs derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
In July 2017, the Company sold the Endeavor Silver Stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd. (“Metalla”) for total consideration of $13.0 million, including a $6.7 million convertible debenture. The convertible debenture matures June 30, 2027, bears interest at a rate of 5% payable semi-annually, and is convertible into Metalla shares in connection with future equity financings or asset acquisitions by Metalla at the then-current price to maintain the Company’s approximate 19.9% ownership of Metalla. In July 2018, Metalla completed an asset acquisition through the issuance of additional common stock, triggering the top-up clause in the convertible debenture, resulting in the conversion of $1.9 million of debt into Metalla common stock. The fair value of the convertible debenture is estimated based on observable and unobservable data including yield curves and credit spreads. Therefore, the Company classifies the convertible debenture in Level 3 of the fair value hierarchy.
In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd. The consideration for the Silvertip mine includes two $25.0 million contingent payments, which are payable in cash and common stock upon reaching a future permitting milestone and resource declaration milestone, respectively. The fair value of the Silvertip contingent consideration is estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2018.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,227	$193	$(1,853)	$—	$4,567
Liabilities:
Silvertip contingent consideration	$48,616	$—	$—	$329	$48,945

	Nine Months Ended September 30, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,891	$(172)	$(2,152)	$—	$4,567
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$980	$48,945
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2018 and December 31, 2017 is presented in the following table:

	September 30, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$9,207	$9,207	$—	$—	$9,207
Liabilities:
5.875% Senior Notes due 2024(1)	$245,662	$235,725	$—	$235,725	$—
Revolving Credit Facility(2)	$120,000	$120,000	$—	$120,000	$—
(1) Net of unamortized debt issuance costs of $4.3 million.
(2) Unamortized debt issuance costs of $1.5 million included in Other Non-Current Assets.

	December 31, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$245,088	$243,913	$—	$243,913	$—
Revolving Credit Facility(2)	$100,000	$100,000	$—	$100,000	$—
(1) Net of unamortized debt issuance costs of $4.9 million.
(2) Unamortized debt issuance costs of $1.9 million included in Other Non-Current Assets.
In September 2018, the Company entered into a Letter Agreement with the Buyer, pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable received as partial consideration in the Manquiri Divestiture was reduced from $28.5 million to $25.0 million, and the Buyer made a concurrent cash payment of $15.0 million to the Company in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of the NSR on all metals processed through the San Bartolomé mine’s processing facility received as partial consideration in the Manquiri Divestiture until October 15, 2019 and to forgo any rights the Company retained in the transaction to any VAT refunds collected or received by Manquiri. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded an $18.6 million write-down that is made up of $13.1 million on the VAT refunds, $3.6 million on the Manquiri Notes Receivable and $1.9 million on the NSR, which is included in Other, net.. The fair value of the Manquiri Notes Receivable was determined using a discounted cash flow model using a 12% discount rate which takes into consideration the increased credit risk and short duration of the Manquiri Notes Receivable.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value is estimated based on observable and unobservable data including yield curves and credit spreads, therefore, the Company classifies the Manquiri Notes Receivable in Level 3 of the fair value hierarchy; see Note 21 -- Discontinued Operations for additional detail.
The fair value of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) was estimated using quoted market prices. The fair value of the Revolving Credit Facility approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Provisional Metal Sales
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
Zinc Options
At September 30, 2018, the Company has outstanding Asian (or average value) put and call option contracts in net-zero-cost collar arrangements on a volume of 300 metric tons of zinc per month commencing in April 2018 and ending in December 2018. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company.
Interest Rate Swap
The Company is a party to an interest rate swap contract in which it will receive variable-rate interest and pay fixed-rate interest. The Company uses this instrument to manage its exposure to changes in interest rates related to its Revolving Credit Facility (see Note 18 -- Debt). The interest rate swap derivative instrument is not designated as a hedge from an accounting standpoint and hedge accounting is not applied. The notional amount is used to measure interest to be paid or received. The interest rate swap derivative instrument became effective June 2018 with a contractual term of twelve months and net settles monthly.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At September 30, 2018, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2018	Thereafter
Provisional silver sales contracts	$1,444	$—
Average silver price per ounce	$14.61	$—
Notional ounces	98,832	—

Provisional gold sales contracts	$14,802	$—
Average gold price per ounce	$1,224	$—
Notional ounces	12,089	—

Provisional zinc sales contracts	$2,123	$—
Average zinc price per pound	$1.20	$—
Notional pounds	1,772,075	—

Provisional lead sales contracts	$1,130	$—
Average lead price per pound	$0.92	$—
Notional pound	1,230,193	—

Zinc put options purchased	$2,700	$—
Average zinc strike price per metric ton	$3,000	$—
Notional metric tons	900	—

Zinc call options sold	$(3,645)	$—
Average zinc strike price per metric ton	$4,050	$—
Notional metric tons	900	—

Fixed interest rate swap payable	$960	$—
Fixed Interest rate	2.46%	—
Notional dollars	$50,000	$—

Variable interest rate swap receivable	$979	$—
Average variable interest rate	2.51%	$—
Notional dollars	$50,000	$—
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$310	$267
Zinc options	339	—
Interest rate swaps	68	—
	$717	$267

	December 31, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$251	$222

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2018	2017	2018	2017
Revenue	Provisional metal sales contracts	$34	$147	$15	$596
Fair value adjustments, net	Zinc options	225	—	588	—
Fair value adjustments, net	Interest rate swaps	206	—	18	—
		$465	$147	$621	$596
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
The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The acquisition was not significant to the Company’s results of operations, individually or in the aggregate, because the Silvertip mine was in in pre-production. As there were no significant differences from the Company’s historical results of operations, no pro forma financial information was provided.
The allocation of purchase price to the acquired assets and liabilities assumed is preliminary as of September 30, 2018 and subsequent adjustments may result in changes to mineral interest and other carrying amounts initially assigned based on the preliminary fair value analysis. The principal remaining items to be valued are property, plant and equipment and mining properties, which will be finalized within one year of the acquisition date and recorded in the fourth quarter of 2018, as management completes the review of the valuation methodologies used to estimate the fair value of these assets. The preliminary purchase price allocation is as follows (in thousands):

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

NOTE 13 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies.

	At September 30, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	8,147	—	2,113	10,260
Northern Empire Resources Corp. (1)	4,489	—	2,716	7,205
Rockhaven Resources, Ltd.	2,064	(538)	—	1,526
Other	1,390	(716)	—	674
Equity securities	$16,090	$(1,254)	$4,829	$19,665

Debt Securities
Metalla Royalty & Streaming Ltd.	$4,825	$(258)	$—	$4,567

Equity and debt securities	$20,915	$(1,512)	$4,829	$24,232
(1) In October 2018, the Company acquired the remaining outstanding shares of Norther Empire Resources Corp. not already owned by the Company. See Note 23 -- Subsequent Events for additional detail.

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

The following table presents the disaggregated gain (loss) on equity securities recognized in Income (loss) from continuing operations on the Condensed Consolidated Statements of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Net gain (loss)	$283	$(32)	$2,301	$(1,300)
Less: Realized (gain) loss	3	32	(5,199)	1,300
Unrealized gain (loss)	$286	$—	$(2,898)	$—

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. The following table summarizes unrealized losses on debt securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2018:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Debt securities	—	—	257	4,568	257	4,568
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its asset retirement obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year to the applicable institutions or agencies. At September 30, 2018 and December 31, 2017, the Company held certificates of deposit and cash equivalents under these agreements of $21.4 million and $20.8 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the obligation. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 14 – RECEIVABLES
Receivables consist of the following:

In thousands	September 30, 2018	December 31, 2017
Current receivables:
Trade receivables	$5,965	$5,883
Value added tax receivable	13,406	10,982
Manquiri Notes Receivable	9,207	—
Other	1,902	2,204
	$30,480	$19,069
Non-current receivables:
Value added tax receivable	$28,035	$28,750
	28,035	28,750
Total receivables	$58,515	$47,819

The increase in receivables is due to the recognition of the Manquiri Notes Receivable as consideration for the sale of San Bartolomé. See Note 10 -- Fair Value Measurements and 21 -- Discontinued Operations for additional detail.

NOTE 15 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	September 30, 2018	December 31, 2017
Inventory:
Concentrate	$8,778	$6,831
Precious metals	20,116	18,803
Supplies	33,675	32,596
	62,569	58,230
Ore on leach pads:
Current	77,515	73,752
Non-current	67,420	65,393
	144,935	139,145
Total inventory and ore on leach pads	$207,504	$197,375
Upon commencement of commercial production, Silvertip recognized a $8.7 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in metal prices. It is possible that additional write-downs will be required as the Company works to optimize operations at Silvertip.

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	September 30, 2018	December 31, 2017
Land	$9,082	$9,408
Facilities and equipment	583,459	554,160
Assets under capital leases	109,042	82,753
	701,583	646,321
Accumulated amortization (1)	(474,431)	(448,001)
	227,152	198,320
Construction in progress	58,719	56,417
Property, plant and equipment, net	$285,871	$254,737
(1) Includes $44.9 million and $28.2 million of accumulated amortization related to assets under capital leases at September 30, 2018 and December 31, 2017, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

September 30, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	La Preciosa	Other	Total
Mine development	$233,562	$196,143	$105,320	$322,901	$41,498	$—	$—	$899,424
Accumulated amortization	(159,120)	(149,729)	(389)	(191,026)	(17,811)	—	—	(518,075)
	74,442	46,414	104,931	131,875	23,687	—	—	381,349
Mineral interests	629,303	—	245,116	—	45,837	49,085	5,171	974,512
Accumulated amortization	(463,565)	—	(988)	—	(25,843)	—	(422)	(490,818)
	165,738	—	244,128	—	19,994	49,085	4,749	483,694
Mining properties, net	$240,180	$46,414	$349,059	$131,875	$43,681	$49,085	$4,749	$865,043

December 31, 2017	Palmarejo	Rochester	Silvertip	Kensington	Wharf	La Preciosa	Total
Mine development	$214,383	$193,881	$57,214	$298,749	$40,618	$—	$804,845
Accumulated amortization	(146,598)	(144,390)	—	(178,632)	(15,748)	—	(485,368)
	67,785	49,491	57,214	120,117	24,870	—	319,477
Mineral interests	629,303	—	245,116	—	45,837	49,085	969,341
Accumulated amortization	(435,215)	—	—	—	(24,034)	—	(459,249)
	194,088	—	245,116	—	21,803	49,085	510,092
Mining properties, net	$261,873	$49,491	$302,330	$120,117	$46,673	$49,085	$829,569
In February 2018, the Company completed the sale of the Manquiri Divestiture. Pursuant to the terms of the agreement, the Company received, among other consideration, the NSR. Coeur estimates the value of this net smelter returns royalty to be approximately $7.1 million, which is included in Other. In September 2018, the Company entered into the Letter Agreement, pursuant to which the Company agreed to suspend the quarterly payments in respect of the NSR until October 15, 2019. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded a write-down of $1.9 million on the NSR. See Note 10 -- Fair Value Measurements and 21 -- Discontinued Operations for additional detail.
The Silvertip mine reached commercial production on September 1, 2018. The determination of commercial production (or ready for intended use) was based on many factors requiring the exercise of judgment.  Factors that were considered when determining if intended use had been achieved included achievement of continuous production or other output, mineral recoveries at or near expected levels, the absence of routine take-downs of the plant to address commissioning issues and fix problems, and the release of the commissioning team.
Prior to commercial production, costs related to mine development, construction of long-lived assets, and inventory were capitalized; all other costs were expensed in the period incurred. Amortization of mining properties commenced when the mine reached commercial production.

NOTE 18 – DEBT

	September 30, 2018		December 31, 2017
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$245,662	$—	$245,088
Revolving Credit Facility(2)	—	120,000	—	100,000
Capital lease obligations	22,696	40,832	16,559	35,481
Silvertip debt obligation	—	—	14,194	—
	$22,696	$406,494	$30,753	$380,569
(1) Net of unamortized debt issuance costs of $4.3 million and $4.9 million at September 30, 2018 and December 31, 2017, respectively.
(2) Unamortized debt issuance costs of $1.5 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively, included in Other Non-Current Assets.

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
    At September 30, 2018, the Company had $68.0 million available under the Facility; $25.0 million was drawn in the third quarter of 2018 to finance working capital and general corporate purposes, $15.0 million was drawn to repay the third-party debt obligation at Silvertip as described below, $100.0 million was drawn to partially fund the Silvertip acquisition in 2017, and $12.0 million was drawn to support outstanding letters of credit. In September 2018, the company repaid $20.0 million of the outstanding balance. At September 30, 2018, the interest rate of the Facility was 4.415%. The Company has swapped $50,000,000 of variable rate debt on the Facility to fixed rate debt through an interest rate swap.
Silvertip Debt Obligation
The Company assumed an existing third-party debt obligation as part of the Silvertip acquisition. In February 2018, the Company voluntarily terminated and repaid the remaining debt obligation of $12.6 million.
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the nine months ended September 30, 2018, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester, Palmarejo, Silvertip and Kensington. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
2024 Senior Notes	$3,672	$3,672	$11,016	$4,937
2021 Senior Notes	—	—	—	6,221
Revolving Credit Facility	1,515	—	4,035	—
Capital lease obligations	512	402	1,551	1,092
Amortization of debt issuance costs	323	180	972	518
Accretion of debt premium	—	—	—	(71)
Accretion of Silvertip contingent consideration	329	—	980	—
Other debt obligations	196	13	312	30
Capitalized interest	(729)	(672)	(1,065)	(1,809)
Total interest expense, net of capitalized interest	$5,818	$3,595	$17,801	$10,918

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
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$89,289	$59,506	$—	$148,795
COSTS AND EXPENSES
Costs applicable to sales(1)	—	73,768	43,089	—	116,857
Amortization	232	15,084	15,868	—	31,184
General and administrative	7,682	3	44	—	7,729
Exploration	383	2,245	5,529	—	8,157
Pre-development, reclamation, and other	1,302	5,456	1,363	—	8,121
Total costs and expenses	9,599	96,556	65,893	—	172,048
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	745	(30)	—	—	715
Other, net	(14,194)	(189)	(2,599)	(3,921)	(20,903)
Interest expense, net of capitalized interest	(5,445)	(372)	(3,922)	3,921	(5,818)
Total other income (expense), net	(18,894)	(591)	(6,521)	—	(26,006)
Income (loss) from continuing operations before income and mining taxes	(28,493)	(7,858)	(12,908)	—	(49,259)
Income and mining tax (expense) benefit	(430)	(489)	(2,866)	—	(3,785)
Income (loss) from continuing operations	(28,923)	(8,347)	(15,774)	—	(53,044)
Equity income (loss) in consolidated subsidiaries	(24,122)	(47)	(174)	24,343	—
Income (loss) from discontinued operations	—	—	—	—	—
NET INCOME (LOSS)	$(53,045)	$(8,394)	$(15,948)	$24,343	$(53,044)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	192	—	—	—	192
COMPREHENSIVE INCOME (LOSS)	$(52,853)	$(8,394)	$(15,948)	$24,343	$(52,852)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$99,093	$60,827	$—	$159,920
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,267	33,292	—	101,559
Amortization	286	15,678	16,436	—	32,400
General and administrative	7,250	6	89	—	7,345
Exploration	466	4,582	4,743	—	9,791
Pre-development, reclamation, and other	1,030	1,922	2,078	—	5,030
Total costs and expenses	9,032	90,455	56,638	—	156,125
OTHER INCOME (EXPENSE), NET
Other, net	2,868	(4,603)	5,509	(1,413)	2,361
Interest expense, net of capitalized interest	(3,220)	(264)	(1,524)	1,413	(3,595)
Total other income (expense), net	(352)	(4,867)	3,985	—	(1,234)
Income (loss) from continuing operations before income and mining taxes	(9,384)	3,771	8,174	—	2,561
Income and mining tax (expense) benefit	(8,091)	(574)	(5,624)	—	(14,289)
Income (loss) from continuing operations	(17,475)	3,197	2,550	—	(11,728)
Equity income (loss) in consolidated subsidiaries	823	(1,755)	(304)	1,236	—
Income (loss) from discontinued operations	—	—	(4,924)	—	(4,924)
NET INCOME (LOSS)	$(16,652)	$1,442	$(2,678)	$1,236	$(16,652)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	1,066	1,504	—	(1,504)	1,066
Reclassification adjustments for impairment of equity securities, net of tax	—	(852)	—	852	—
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	32	1,112	—	(1,112)	32
Other comprehensive income (loss)	1,098	1,764	—	(1,764)	1,098
COMPREHENSIVE INCOME (LOSS)	$(15,554)	$3,206	$(2,678)	$(528)	$(15,554)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(37,112)	$7,058	$11,500	$24,343	5,789
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(37,112)	7,058	11,500	24,343	5,789

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(119)	(16,720)	(22,633)	—	(39,472)
Proceeds from the sale of assets	—	304	89	—	393
Purchase of investments	(15)	—	—	—	(15)
Sales of investments	(126)	48	—	—	(78)
Proceeds from notes receivable	15,000	—	—	—	15,000
Other	124	—	(60)	—	64
Investments in consolidated subsidiaries	24,121	56	166	(24,343)	—
Cash provided by (used in) activities of continuing operations	38,985	(16,312)	(22,438)	(24,343)	(24,108)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	38,985	(16,312)	(22,438)	(24,343)	(24,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	25,000	—	—	—	25,000
Payments on debt, capital leases, and associated costs	(20,000)	(3,535)	(1,998)	—	(25,533)
Net intercompany financing activity	(7,130)	(4,844)	11,974	—	—
Other	(77)	—	—	—	(77)
Cash provided by (used in) activities of continuing operations	(2,207)	(8,379)	9,976	—	(610)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,207)	(8,379)	9,976	—	(610)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	185	—	183
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(334)	(17,635)	(777)	—	(18,746)
Cash, cash equivalents and restricted cash at beginning of period	24,232	40,200	71,594	—	136,026
Cash, cash equivalents and restricted cash at end of period	$23,898	$22,565	$70,817	$—	$117,280

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(8,682)	$27,407	$17,348	$1,236	37,309
Cash provided by (used in) activities of discontinued operations	—	—	(7,877)	—	(7,877)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,682)	27,407	9,471	1,236	29,432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(318)	(23,016)	(5,648)	—	(28,982)
Proceeds from the sale of assets	—	76	940	—	1,016
Purchase of investments	(3,594)	(1)	—	—	(3,595)
Sales of investments	—	403	—	—	403
Other	(4,252)	—	(67)	—	(4,319)
Investments in consolidated subsidiaries	3,432	7,144	(9,340)	(1,236)	—
Cash provided by (used in) activities of continuing operations	(4,732)	(15,394)	(14,115)	(1,236)	(35,477)
Cash provided by (used in) activities of discontinued operations	—	—	(412)	—	(412)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,732)	(15,394)	(14,527)	(1,236)	(35,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	(2,257)	—	—	—	(2,257)
Payments on debt, capital leases, and associated costs	—	(1,894)	(1,429)	—	(3,323)
Net intercompany financing activity	9,266	(12,370)	3,104	—	—
Other	(6)	—	—	—	(6)
Cash provided by (used in) activities of continuing operations	7,003	(14,264)	1,675	—	(5,586)
Cash provided by (used in) activities of discontinued operations	—	—	(21)	—	(21)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,003	(14,264)	1,654	—	(5,607)
Effect of exchange rate changes on cash and cash equivalents	—	3	(225)	—	(222)
Less net cash provided by (used in) discontinued operations	—	—	(8,491)	—	(8,491)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,411)	(2,248)	4,864	—	(3,795)
Cash, cash equivalents and restricted cash at beginning of period	113,708	47,912	49,189	—	210,809
Cash, cash equivalents and restricted cash at end of period	$107,297	$45,664	$54,053	$—	$207,014

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$281,762	$200,287	$—	$482,049
COSTS AND EXPENSES
Costs applicable to sales(1)	—	219,948	104,495	—	324,443
Amortization	714	43,876	46,830	—	91,420
General and administrative	24,113	15	55	—	24,183
Exploration	1,168	7,289	12,812	—	21,269
Pre-development, reclamation, and other	1,912	9,391	4,663	—	15,966
Total costs and expenses	27,907	280,519	168,855	—	477,281
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	3,335	(428)		—	2,907
Other, net	(4,890)	187	(3,607)	(11,536)	(19,846)
Interest expense, net of capitalized interest	(15,786)	(1,092)	(12,459)	11,536	(17,801)
Total other income (expense), net	(17,341)	(1,333)	(16,066)	—	(34,740)
Income (loss) from continuing operations before income and mining taxes	(45,248)	(90)	15,366	—	(29,972)
Income and mining tax (expense) benefit	286	(2,997)	(16,740)	—	(19,451)
Income (loss) from continuing operations	(44,962)	(3,087)	(1,374)	—	(49,423)
Equity income (loss) in consolidated subsidiaries	(4,922)	(113)	(590)	5,625	—
Income (loss) from discontinued operations	1,010	(284)	(176)	—	550
NET INCOME (LOSS)	$(48,874)	$(3,484)	$(2,140)	$5,625	$(48,873)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	(173)	—	—	—	(173)
COMPREHENSIVE INCOME (LOSS)	$(49,047)	$(3,484)	$(2,140)	$5,625	$(49,046)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$301,658	$193,356	$—	$495,014
COSTS AND EXPENSES
Costs applicable to sales(1)	—	207,385	110,893	—	318,278
Amortization	908	49,617	51,302	—	101,827
General and administrative	24,316	26	153	—	24,495
Exploration	1,197	9,526	12,133	—	22,856
Pre-development, reclamation, and other	1,803	5,593	5,556	—	12,952
Total costs and expenses	28,224	272,147	180,037	—	480,408
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	(864)	—	—	(864)
Other, net	20,090	3,332	7,951	(4,239)	27,134
Interest expense, net of capitalized interest	(9,876)	(703)	(4,578)	4,239	(10,918)
Total other income (expense), net	872	1,765	3,373	—	6,010
Income (loss) from continuing operations before income and mining taxes	(27,352)	31,276	16,692	—	20,616
Income and mining tax (expense) benefit	(3,108)	(3,946)	(16,986)	—	(24,040)
Income (loss) from continuing operations	(30,460)	27,330	(294)	—	(3,424)
Equity income (loss) in consolidated subsidiaries	21,516	(546)	(609)	(20,361)	—
Income (loss) from discontinued operations	—	—	(5,520)	—	(5,520)
NET INCOME (LOSS)	$(8,944)	$26,784	$(6,423)	$(20,361)	$(8,944)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities, net of tax	(1,134)	756	—	(756)	(1,134)
Reclassification adjustments for impairment of equity securities, net of tax	426	(426)	—	426	426
Reclassification adjustments for realized loss on sale of equity securities, net of tax	1,300	540	—	(540)	1,300
Other comprehensive income (loss)	592	870	—	(870)	592
COMPREHENSIVE INCOME (LOSS)	$(8,352)	$27,654	$(6,423)	$(21,231)	$(8,352)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(36,687)	$33,173	$17,925	$5,625	20,036
Cash provided by (used in) activities of discontinued operations	—	—	(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(36,687)	33,173	15,235	5,625	17,346

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(303)	(43,598)	(79,081)	—	(122,982)
Proceeds from the sale of assets	23	437	89	—	549
Purchase of investments	(415)	—	—	—	(415)
Sales of investments	11,694	988	—	—	12,682
Proceeds from notes receivable	15,000	—	—	—	15,000
Other	45	109	(188)	—	(34)
Investments in consolidated subsidiaries	4,922	121	582	(5,625)	—
Cash provided by (used in) activities of continuing operations	30,966	(41,943)	(78,598)	(5,625)	(95,200)
Cash provided by (used in) activities of discontinued operations	—	—	(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,966	(41,943)	(107,068)	(5,625)	(123,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	40,000	—	—	—	40,000
Payments on debt, capital leases, and associated costs	(20,000)	(8,462)	(19,893)	—	(48,355)
Net intercompany financing activity	(41,498)	(12,436)	53,934	—	—
Other	(4,916)	—	—	—	(4,916)
Cash provided by (used in) activities of continuing operations	(26,414)	(20,898)	34,041	—	(13,271)
Cash provided by (used in) activities of discontinued operations	—	—	(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,414)	(20,898)	34,019	—	(13,293)
Effect of exchange rate changes on cash and cash equivalents	—	(6)	571	—	565
Less net cash provided by (used in) discontinued operations	—	—	(32,930)	—	(32,930)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(32,135)	(29,674)	(24,313)	—	(86,122)
Cash, cash equivalents and restricted cash at beginning of period	56,033	52,239	95,130	—	203,402
Cash, cash equivalents and restricted cash at end of period	$23,898	$22,565	$70,817	$—	$117,280

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(18,502)	$59,434	$84,778	$(20,361)	105,349
Cash provided by (used in) activities of discontinued operations	—	—	8,633	—	8,633
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,502)	59,434	93,411	(20,361)	113,982

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,626)	(63,928)	(24,126)	—	(89,680)
Proceeds from the sale of assets	8,917	6,670	884	—	16,471
Purchase of investments	(13,558)	(1)	—	—	(13,559)
Sales of investments	9,157	2,164	—	—	11,321
Other	(4,197)	—	(188)	—	(4,385)
Investments in consolidated subsidiaries	(9,572)	7,897	(18,686)	20,361	—
Cash provided by (used in) activities of continuing operations	(10,879)	(47,198)	(42,116)	20,361	(79,832)
Cash provided by (used in) activities of discontinued operations	—	—	(1,175)	—	(1,175)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,879)	(47,198)	(43,291)	20,361	(81,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	242,701	—	—	—	242,701
Payments on debt, capital leases, and associated costs	(185,538)	(5,789)	(4,112)	—	(195,439)
Net intercompany financing activity	16,904	(10,809)	(6,095)	—	—
Other	(3,726)	—	—	—	(3,726)
Cash provided by (used in) activities of continuing operations	70,341	(16,598)	(10,207)	—	43,536
Cash provided by (used in) activities of discontinued operations	—	—	(62)	—	(62)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,341	(16,598)	(10,269)	—	43,474
Effect of exchange rate changes on cash and cash equivalents	—	3	659	—	662
Less net cash provided by (used in) discontinued operations	—	—	(3,302)	—	(3,302)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,960	(4,359)	43,812	—	80,413
Cash, cash equivalents and restricted cash at beginning of period	66,337	50,023	10,241	—	126,601
Cash, cash equivalents and restricted cash at end of period	$107,297	$45,664	$54,053	$—	$207,014

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,432	$22,496	$70,818	$—	$104,746
Receivables	9,697	3,355	17,428	—	30,480
Ore on leach pads	—	77,515	—	—	77,515
Inventory	—	28,751	33,818	—	62,569
Prepaid expenses and other	4,938	1,430	5,799	—	12,167
	26,067	133,547	127,863	—	287,477
NON-CURRENT ASSETS
Property, plant and equipment, net	2,893	176,645	106,333	—	285,871
Mining properties, net	4,753	221,969	638,321	—	865,043
Ore on leach pads	—	67,420	—	—	67,420
Restricted assets	14,359	227	6,775	—	21,361
Equity and debt securities	24,218	14	—	—	24,232
Receivables	—	—	28,035	—	28,035
Net investment in subsidiaries	459,064	258	294	(459,616)	—
Other	297,919	11,846	3,897	(294,724)	18,938
TOTAL ASSETS	$829,273	$611,926	$911,518	$(754,340)	$1,598,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,244	$21,697	$31,191	$—	$55,132
Other accrued liabilities	11,701	11,148	42,551	—	65,400
Debt	—	16,913	5,783	—	22,696
Reclamation	—	2,313	1,464	—	3,777
	13,945	52,071	80,989	—	147,005
NON-CURRENT LIABILITIES
Debt	365,662	33,022	302,534	(294,724)	406,494
Reclamation	—	85,376	37,601	—	122,977
Deferred tax liabilities	5,179	4,928	88,784	—	98,891
Other long-term liabilities	2,627	3,178	49,422	—	55,227
Intercompany payable (receivable)	(325,923)	305,823	20,100	—	—
	47,545	432,327	498,441	(294,724)	683,589
STOCKHOLDERS’ EQUITY
Common stock	1,870	39,010	195,020	(234,030)	1,870
Additional paid-in capital	3,359,183	143,542	1,927,630	(2,071,172)	3,359,183
Accumulated deficit	(2,593,012)	(55,024)	(1,790,562)	1,845,586	(2,593,012)
Accumulated other comprehensive income (loss)	(258)	—	—	—	(258)
	767,783	127,528	332,088	(459,616)	767,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,273	$611,926	$911,518	$(754,340)	$1,598,377

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from the Paramount properties acquired in 2015) to Franco-Nevada under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. As of September 30, 2018, the remaining unamortized balance was $13.2 million.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the October 2017 Silvertip acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at September 30, 2018. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day. The permit application was required to be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018 and was submitted on April 30, 2018. The second milestone payment of up to $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes, up to 3.7 million tonnes. The maximum payment of $25.0 million can be earned if the total resource reaches 3.7 million tonnes. The Silvertip mine had total mineralized material of approximately 2.6 million tonnes at December 31, 2017.

NOTE 21 – DISCONTINUED OPERATIONS
In December 2017, the Company and certain of its subsidiaries entered into a definitive agreement (as amended, the “Manquiri Agreement”) to sell all of the outstanding capital stock of Manquiri, which is the operator of the San Bartolomé mine and processing facility (the “Manquiri Divestiture”). On February 28, 2018, the Manquiri Divestiture was completed, and, in accordance with the Agreement, Manquiri was sold to Ag-Mining Investments, AB, a privately-held Swedish company. See below for a discussion of the Letter Agreement, which amended certain terms of the Manquiri Agreement.
Coeur and its subsidiaries received the following consideration:

•	The NSR commencing immediately upon the closing of the Transaction, valued at $7.1 million.

•	Pre-closing VAT refunds valued at $12.7 million that will be collected or received by Manquiri in the future will be paid to Coeur (net of collection costs).

•
The Manquiri Notes Receivable valued at $26.9 million payable to Coeur and certain of its subsidiaries representing Manquiri’s cash and cash equivalents on the date of closing of the Manquiri Divestiture, and providing for repayment beginning in October 2018.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The sale of Manquiri and San Bartolomé had a significant effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the three and nine months ended September 30, 2018 and 2017 are classified on the consolidated statements of operations and comprehensive income (loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$—	$16,043	$12,346	$60,441
COSTS AND EXPENSES
Costs applicable to sales(1)	—	17,365	12,269	58,979
Amortization	—	1,430	—	5,053
General and administrative	—	67	41	92
Exploration	—	23	—	23
Pre-development, reclamation, and other	—	2,931	265	3,956
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	—	(11)	(3)	(23)
Other, net	—	804	(260)	1,305
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	—	(4,980)	(492)	(6,380)
Pretax gain on the disposal of the discontinued operation	—	—	1,525	—
Total pretax gain or loss on discontinued operations	—	(4,980)	1,033	(6,380)
Income and mining tax (expense) benefit	—	56	(483)	860
Income (loss) from discontinued operations	$—	$(4,924)	$550	$(5,520)
(1) Excludes amortization.
Net cash used by operating activities was $7.9 million for the three months ended September 30, 2017. Net cash used in operating activities from San Bartolomé was $2.7 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $8.6 million for the nine months ended September 30, 2017, respectively. Net cash used in investing activities from San Bartolomé was $0.4 million for the three months ended September 30, 2017. Net cash used in investing activities from San Bartolomé were $28.5 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

In September 2018, the Company entered into a Letter Agreement with the Buyer pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable was reduced to $25.0 million and the Buyer made a concurrent cash payment of $15.0 million to the Sellers in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of the NSR on all metals processed through the San Bartolomé mine’s processing facility until October 15, 2019 and to forgo any rights to any value added tax refunds collected or received by Manquiri. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded an $18.6 million write-down that is made up of $13.1 million on the value added tax refunds, $3.6 million on the Manquiri Notes Receivable and $1.9 million on the NSR, which is included in Other, net. See Note 10 -- Fair Value Measurements for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 22 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2018	December 31, 2017
Accrued salaries and wages	$18,677	$26,559
Income and mining taxes	1,252	25,788
Silvertip contingent consideration	24,847	24,393
Accrued operating costs	11,883	12,323
Taxes other than income and mining	3,378	4,354
Accrued interest payable	5,363	1,513
Accrued liabilities and other	$65,400	$94,930

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the three and nine months ended September 30, 2018 and 2017:

In thousands	September 30, 2018	September 30, 2017
Cash and cash equivalents	$104,746	$195,654
Restricted cash equivalents	12,534	11,360
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	117,280	207,014

NOTE 23 – SUBSEQUENT EVENTS
On October 1, 2018 the Company completed its acquisition of Northern Empire Resources Corp. (“Northern Empire”). Upon completion of the acquisition, each share of Northern Empire common stock issued and outstanding immediately prior to the effective time of the Plan of Arrangement, excluding shares owned by the Company, was exchanged for shares of the Company’s common stock at a ratio of 0.1850 shares of Company common stock for each Northern Empire common share. Approximately 12.1 million Coeur shares were issued to Northern Empire shareholders (other than the Company) upon closing of the acquisition, representing aggregate value of approximately $63.9 million as of the closing date. Prior to the acquisition, the Company had an existing investment valued at $4.5 million in Northern Empire. See Note 13 -- Investments for additional detail.
On October 15, 2018 the Company entered into an Asset Purchase Agreement among the Company, Coeur Rochester, Inc. (“CRI”), Rye Patch Gold US Inc., a Nevada corporation (“RPG”), and Alio Gold Inc., a British Columbia corporation, pursuant to which CRI will acquire all of RPG’s rights, titles, and interests in and to certain real property assets and patented and unpatented mining claims located in Pershing County, Nevada (collectively, the “RPG Assets”). In consideration for the RPG Assets, the Company will pay RPG consideration of $19.0 million in shares of Company common stock calculated using a five-day volume-weighted average price of Company common stock for a five-trading day period ending on the third trading day immediately preceding the closing (the “Shares”). Closing of the acquisition is anticipated in the fourth quarter of 2018, subject to customary regulatory approvals and other conditions.
On October 29, 2018, the Company and Bank of America, N.A., as administrative agent for the Facility lenders, entered into the First Amendment to Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Facility was increased by $50.0 million to $250.0 million, and the term was extended by approximately one year and now has a maturity date of October 29, 2022.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a historical 60:1 ratio of silver ounces to gold ounces, zinc is converted at a historical 0.06:1 ratio of silver ounces to zinc pounds and lead is converted at a historical 0.05:1 ratio of silver ounces to lead pounds, unless otherwise noted. We also provide realized silver equivalent data determined by average spot silver, gold, zinc and lead prices during the relevant period.
Overview
We are a gold, silver, zinc and lead producer with mines located in the United States, Mexico and Canada and exploration projects in the United States and Mexico. The Palmarejo complex, Rochester, Silvertip, Kensington and Wharf mines constitute our principal sources of revenue.
In October 2017, the Company added a new mine to Coeur’s North America-focused platform with the acquisition of the high-grade silver-zinc-lead Silvertip mine located in northern British Columbia, Canada. The Silvertip mine commenced milling in the first quarter of 2018 and commenced commercial production on September 1, 2018. Upon commencement of commercial production, Silvertip recognized a $8.7 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in metal prices.
In February 2018, the Company completed the Manquiri Divestiture, which we determined to represent a strategic shift to a North America-focused mining portfolio with a significant effect on the Company’s results and operations; therefore, San Bartolomé’s results of operations are reported as discontinued operations for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. In September 2018, the Company entered into a letter agreement (“Letter Agreement”) with Ag-Mining Investments, AB, a privately-held Swedish company, (the “Buyer”) pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable was reduced to $25.0 million and the Buyer made a concurrent cash payment of $15.0 million to the Company in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of NSR on all metals processed through the San Bartolomé mine’s processing facility until October 15, 2019 and to forgo any rights to any value added tax refunds collected or received by Manquiri. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded an $18.6 million write-down comprised of a $13.1 million write-down on the value added tax refunds, a $3.6 million write-down on the Manquiri Notes Receivable and a $1.9 million write-down on the NSR.
In August 2018, the Company entered into a definitive agreement to acquire all of the issued and outstanding securities of Northern Empire Resources Corp. (“Northern Empire”) not owned by the Company. Northern Empire’s principal asset is the Sterling Gold Project located in Nevada. The transaction closed on October 1, 2018 for total consideration valued at approximately $63.9 million based on the issuance of approximately 12.1 million shares of Coeur common stock at $5.27 per share.
In October 2018, the Company and its wholly-owned subsidiary, Coeur Rochester, Inc. entered into a definitive agreement to acquire a property package adjacent to the Rochester mine consisting of the Lincoln Hill Project, Wilco Project, Gold Ridge Property and other nearby claims from a subsidiary of Alio Gold Inc. (“Alio Gold”) for total consideration of $19.0 million, payable in the form of Company common stock. The transaction is expected to close in the fourth quarter of 2018.
On October 29, 2018, the Company and Bank of America, N.A., as administrative agent for the Facility lenders, entered into the First Amendment to Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Facility was increased by $50.0 million to $250.0 million, and the term was extended by approximately one year and now has a maturity date of October 29, 2022.
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

Third Quarter Highlights

•	Average realized prices of $14.68 per silver ounce, $1,150 per gold ounce, $0.94 per zinc pound and $0.85 per lead pound

•
Production from continuing operations of 8.2 million silver equivalent ounces (10.1 million silver equivalent ounces produced (average spot)), consisting of 2.9 million silver ounces, 87,539 gold ounces, 1.1 million zinc pounds and 0.4 million lead pounds

•
Sales from continuing operations of 8.5 million silver equivalent ounces (10.4 million silver equivalent ounces sold (average spot)), consisting of 2.9 million silver ounces, 89,609 gold ounces, 1.8 million zinc pounds and 1.2 million lead pounds

•	Net loss from continuing operations of $53.0 million, or $0.29 per share, and adjusted net loss of $19.7 million, or $0.11 per share, (see “Non-GAAP Financial Performance Measures”)

•
Costs applicable to sales from continuing operations were $10.55 per average spot silver equivalent ounce ($12.32 per silver equivalent ounce) and $1,011 per gold equivalent ounce (see “Non-GAAP Financial Performance Measures”)

•	All-in sustaining costs from continuing operations were $15.33 per average spot silver equivalent ounce ($18.78 per silver equivalent ounce) (see “Non-GAAP Financial Performance Measures”)

•	Operating cash flow used in continuing operations of $5.8 million and adjusted EBITDA from continuing operations of $24.7 million (see “Non-GAAP Financial Performance Measures”)

•	Cash and cash equivalents of $104.7 million at September 30, 2018

•	Silvertip commenced commercial production on September 1, 2018

•	Acquired Northern Empire for total consideration valued at approximately $63.9 million (closed October 1, 2018) as more fully discussed above.

•	Announced agreement to acquire assets from Alio Gold located adjacent to Rochester including the Lincoln Hill Project as more fully discussed above.

•	Expanded the Facility capacity to provide additional balance sheet flexibility as more fully discussed above.

Selected Financial and Operating Results

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Financial Results from Continuing Operations:
Revenue	$148,795	$159,920	$482,049	$495,014
Net income (loss)	$(53,044)	$(11,728)	$(49,423)	$(3,424)
Net income (loss) per share, diluted	$(0.29)	$(0.07)	$(0.27)	$(0.02)
Adjusted net income (loss)(1)	$(19,653)	$(15,342)	$(18,251)	$(9,920)
Adjusted net income (loss) per share, diluted(1)	$(0.11)	$(0.09)	$(0.10)	$(0.06)
EBITDA(1)	$(12,257)	$38,556	$79,249	$133,361
Adjusted EBITDA(1)	$24,671	$40,245	$121,397	$126,679
Operating Results from Continuing Operations:
Silver ounces produced(3)	2,886,117	2,994,723	9,272,126	8,403,013
Gold ounces produced	87,539	93,293	266,974	264,330
Zinc pounds produced(3)	1,099,408	—	1,099,408	—
Lead pounds produced(3)	413,285	—	413,285	—
Silver equivalent ounces produced	8,225,086	8,592,303	25,377,195	24,262,813
Silver equivalent ounces produced (average spot price)	10,068,517	10,074,729	30,644,015	27,672,670
Silver ounces sold	2,931,513	2,865,844	9,295,230	8,880,340
Gold ounces sold	89,609	89,972	271,217	287,040
Zinc pounds sold	1,772,023	—	1,772,023	—
Lead pounds sold	1,230,266	—	1,230,266	—
Silver equivalent ounces sold	8,475,883	8,264,174	25,736,073	26,102,711
Silver equivalent ounces sold (average spot price)	10,383,913	9,693,819	31,137,842	29,805,556
Average realized price per silver ounce	$14.68	$16.86	$15.99	$17.12
Average realized price per gold ounce	$1,150	$1,240	$1,219	$1,195
Average realized price per zinc pound	$0.94	$—	$0.94	$—
Average realized price per lead pound	$0.85	$—	$0.85	$—
Costs applicable to sales per silver equivalent ounce(1)	$12.32	$11.16	$10.52	$11.22
Costs applicable to sales per average spot silver equivalent ounce(1)	$10.55	$10.00	$9.13	$10.20
Costs applicable to sales per gold equivalent ounce(1)	$1,011	$845	$1,008	$831
All-in sustaining costs per silver equivalent ounce(1)	$18.78	$17.43	$17.94	$16.55
All-in sustaining costs per average spot silver equivalent ounce(1)	$15.33	$14.86	$14.83	$14.51
Financial and Operating Results from Discontinued Operations:(2)
Income (loss) from discontinued operations	$—	$(4,924)	$550	$(5,520)
Silver ounces produced	—	956,893	643,078	3,455,961
Gold ounces produced	—	—	78	—
Silver equivalent ounces produced	—	956,893	647,758	3,455,961
Silver ounces sold	—	951,219	704,479	3,497,263
Gold ounces sold	—	—	292	—
Silver equivalent ounces sold	—	951,219	721,999	3,497,263

(1)	See “Non-GAAP Financial Performance Measures.”

(2)	Reported production and financial results include operations through February 28, 2018.

(3)
Prior to September 1, 2018 commercial production date the Silvertip mine produced 0.2 million ounces of silver, 2.6 million pounds of zinc, and 1.8 million pounds of lead which are excluded from production numbers presented, unless otherwise noted.

Consolidated Financial Results
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Net Loss from Continuing Operations
Net loss from continuing operations was $53.0 million, or $0.29 per share, compared to net loss of $11.7 million, or $0.07 per share. The decrease in net income from continuing operations is due to a lower operating margin per consolidated silver equivalent ounce, a write-down of $18.6 million on the consideration received from the Manquiri Divestiture, a write-down of $3.4 million of property, plant and equipment at Rochester and higher interest expense.
Revenue
Revenue was lower due to a decrease in average realized silver and gold prices of 13% and 7%, respectively, partially offset by sales from Silvertip, which commenced commercial production in September 2018. The Company sold 2.9 million silver ounces, 89,609 gold ounces, 1.8 million zinc pounds and 1.2 million lead pounds compared to 2.9 million silver ounces and 89,972 gold ounces in the prior year. Gold contributed 69% of sales, silver contributed 29%, zinc and lead each contributed 1% , compared to 70% of sales from gold and 30% from silver.
Costs Applicable to Sales
Costs applicable to sales increased as a result of higher costs applicable to sales per silver equivalent ounce and a write-down of inventory at Silvertip. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $1.2 million, or 4%, due to fewer ounces sold by Palmarejo, Kensington and Wharf.
Expenses
General and administrative expenses increased $0.4 million, or 5%, primarily due to higher compensation costs.
Exploration expense decreased $1.6 million, or 17%, as a result of lower exploration costs at Palmarejo, Rochester, Kensington and La Preciosa.
Pre-development, reclamation, and other expenses increased $3.1 million, or 61%, of which $3.4 million is attributable to the write-down of property, plant and equipment at Rochester.
Other Income and Expenses
Fair value adjustments, net, were a gain of $0.7 million due to favorable fair value adjustments of $0.3 million, $0.2 million and $0.2 million on equity securities, interest rate swap and zinc options, respectively. Effective January 1, 2018, as a result of ASU 2016-01, changes in the fair value of equity investments are recognized as fair value adjustments instead of other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest expense (net of capitalized interest of $0.7 million) increased to $5.8 million from $3.6 million, due to higher average debt levels related to the 2024 Senior Notes and the Facility..
Other, net was an expense of $20.9 million, as a result of the $18.6 million write-down of the consideration received from the Manquiri Divestiture, unfavorable foreign exchange rate movements and gains on the sale of non-core assets and investments in 2017.
Income and Mining Taxes
During the third quarter of 2018, the Company reported estimated income and mining tax expense of approximately $3.8 million resulting in an effective tax rate of 7.7%. This compares to estimated income tax expense of $14.3 million for an effective tax rate of 557.9% during the third quarter of 2017.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(35,250)	$(908)	$(6,055)	$(2,892)
Argentina	(2,058)	(75)	738	(366)
Canada	(13,194)	4,432	—	—
Mexico	1,419	(7,234)	3,210	(9,057)
Other jurisdictions	(176)	—	4,668	(1,974)
	$(49,259)	$(3,785)	$2,561	$(14,289)
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $3.0 million and decreased income and mining tax expense by $1.4 million for the three months ended September 30, 2018 and 2017, respectively. The impact of foreign exchange rates on deferred tax balances is predominately due to the Mexican Peso and Canadian Dollar.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017 (the "2017 10-K")
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Net Loss from Continuing Operations
Net loss from continuing operations was $49.4 million, or $0.27 per share, compared to net loss of $3.4 million, or $0.02 per share. The decrease in net income from continuing operations is due to a lower operating margin per consolidated silver equivalent ounce, a write-down of $18.6 million on the consideration received from the Manquiri Divestiture, a write-down of $3.4 million of property, plant and equipment at Rochester and higher interest expense as well as a $21.1 million gain on the sale of the Joaquin project in 2017.
Revenue
Revenue was lower resulting from a reduction of gold inventories carried over from 2016 that were sold in the first quarter of 2017 and a decrease in average realized silver prices of 7%, partially offset by an increase in average realized gold prices of 2%. The Company sold 9.3 million silver ounces, 271,217 gold ounces, 1.8 million zinc pounds and 1.2 million lead pounds, compared to sales of 8.9 million silver ounces and 287,040 gold ounces. Gold contributed 68% of sales and silver contributed 31% compared to 69% of sales from gold and 31% from silver.
Costs Applicable to Sales
Costs applicable to sales increased as a result of higher costs applicable to sales per silver equivalent ounce and a write-down of inventory at Silvertip. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $10.4 million or 10%, due to lower ounces sold at Kensington and Wharf.
Expenses
General and administrative expenses remained comparable at $24.2 million.
Exploration decreased $1.6 million or 7%, as a result of lower exploration costs at Palmarejo, Rochester, Kensington and La Preciosa.

Pre-development, reclamation, and other expenses increased $3.0 million or 23%, of which $3.4 million is attributable to the write-down of property, plant and equipment at Rochester.
Other Income and Expenses
In 2017, the Company incurred a $9.3 million loss in connection with the repurchase of the 7.875% Senior Notes due 2021 (the “2021 Senior Notes”) concurrent with the completed offering of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”).
Fair value adjustments, net, were a gain of $2.9 million compared to a loss of $0.9 million due to unrealized losses of $2.9 million and realized gains of $5.2 million on equity securities and a favorable fair value adjustment on zinc hedges. Effective January 1, 2018, as a result of ASU 2016-01, changes in the fair value of equity investments are recognized as fair value adjustments instead of other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Interest expense (net of capitalized interest of $1.1 million) increased to $17.8 million from $10.9 million, due to higher average debt levels related to the 2024 Senior Notes and the Facility (as defined below).
Other, net was an expense of $19.8 million, primarily due to the write-down of $18.6 million on the consideration received from the Manquiri Divestiture in 2018 compared to $21.1 million gain on the sale of the Joaquin project and a $2.3 million gain on the repurchase of the Rochester royalty obligation in 2017.
Income and Mining Taxes
During the first three quarters of 2018, the Company reported estimated income and mining tax expense of approximately $19.5 million resulting in an effective tax rate of 64.9%. This compares to estimated income tax expense of $24.0 million for an effective tax rate of 116.6% during the first three quarters of 2017.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(45,397)	$(2,700)	$8,036	$(4,072)
Argentina	(1,985)	(172)	281	1,704
Canada	(17,103)	6,476	—	—
Mexico	35,088	(23,055)	9,665	(23,745)
Other jurisdictions	(575)	—	2,634	2,073
	$(29,972)	$(19,451)	$20,616	$(24,040)
The Company’s effective income and mining tax rate is a function of the combined effective tax rates and foreign exchange rates in the jurisdictions in which it operates. Variations in the jurisdictional mix of income and loss and foreign exchange rates result in significant fluctuations in the consolidated effective tax rate, along with income and mining taxes, uncertain tax positions, and a full valuation allowance on deferred tax assets related to losses in the United States and certain foreign jurisdictions. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $2.1 million and $7.2 million for the three months ended September 30, 2018 and 2017, respectively. The impact of foreign exchange rates on deferred tax balances is predominately due to the Mexican Peso and Canadian Dollar.
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
Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $6.1 million, due to a $1.5 million gain on the sale of San Bartolomé in 2018, partially offset by lower production and higher unit costs.

2018 Outlook
Coeur's 2018 production guidance was revised on September 4, 2018 to reflect improved visibility of Silvertip's production following the commencement of commercial production as well as stronger than expected performance at Rochester during the first half of the year. The Company’s cost guidance remains unchanged from the revised guidance published in the second quarter .
2018 Production Outlook

	Silver	Gold	Zinc	Lead	Silver Equivalent[1]
	(K oz)	(oz)	(K lbs)	(K lbs)	(K oz)
Palmarejo	7,500 - 7,900	115,000 - 120,000	—	—	14,400 - 15,100
Rochester	4,800 - 5,200	48,000 - 52,000	—	—	7,680 - 8,320
Kensington	—	115,000 - 120,000	—	—	6,900 - 7,200
Wharf	—	85,000 - 90,000	—	—	5,100 - 5,400
Silvertip	700 - 1,200	—	13,000 - 23,000	11,000 - 18,000	2,030 - 3,480
Total	13,000 - 14,300	363,000 - 382,000	13,000 - 23,000	11,000 - 18,000	36,110 - 39,500

Results of Continuing Operations
The Company produced 2.9 million ounces of silver, 87,539 ounces of gold, 1.1 million pounds of zinc and 0.4 million pounds of lead in the three months ended September 30, 2018, compared to 3.0 million ounces of silver and 93,293 ounces of gold in the three months ended September 30, 2017. Silver production decreased 4%, due to a temporary suspension of mining activities after an underground mining accident at the Guadalupe mine and supply chain disruptions due to a local road blockade at Palmarejo, partially offset by leaching activities on the periphery of the pad at Rochester and the commencement of commercial production at Silvertip. Gold production decreased 6% due to the aforementioned events at Palmarejo and unplanned weather-related downtime and timing of leach pad recoveries at Wharf. The Silvertip mine reached commercial production on September 1, 2018 and produced 1.1 million pounds of zinc and 0.4 million pounds of lead.
The Company produced 9.3 million ounces of silver, 266,974 ounces of gold, 1.1 million pounds of zinc and 0.4 million pounds of lead in the nine months ended September 30, 2018, compared to 8.4 million ounces of silver and 264,330 ounces of gold in the nine months ended September 30, 2017. Silver production increased 10% due to higher grade at Palmarejo and Rochester and higher placed tons at Rochester. Gold production increased 1% due to higher grades at Palmarejo and Rochester, partially offset by lower mill throughput at Kensington and unplanned weather-related downtime, lower grade and timing of leach pad recoveries at Wharf. The Silvertip mine reached commercial production on September 1, 2018 and produced 1.1 million pounds of zinc and 0.4 million pounds of lead.
Costs applicable to sales were $10.55 per average spot silver equivalent ounce ($12.32 per silver equivalent ounce) and $1,011 per gold equivalent ounce in the three months ended September 30, 2018 compared to $10.00 per average spot silver equivalent ounce ($11.16 per silver equivalent ounce) and $845 per gold equivalent ounce in the three months ended September 30, 2017. Costs applicable to sales per silver equivalent ounce increased 10% as a result of a higher initial unit costs at Silvertip. Costs applicable to sales per gold equivalent ounce increased 20% in the three months ended September 30, 2018 due to higher unit costs at Kensington and Wharf.
Costs applicable to sales were $9.13 per average spot silver equivalent ounce ($10.52 per silver equivalent ounce) and $1,008 per gold equivalent ounce in the nine months ended September 30, 2018 compared to $10.20 per average spot silver equivalent ounce ($11.22 per silver equivalent ounce) and $831 per gold equivalent ounce in the nine months ended September 30, 2017. Costs applicable to sales per silver equivalent ounce decreased 6% due to lower unit costs at Palmarejo while costs applicable to sales per gold equivalent ounce increased 21% in the nine months ended September 30, 2018 due to higher unit costs at Kensington and Wharf.
All-in sustaining costs were $15.33 per average spot silver equivalent ounce ($18.78 per silver equivalent ounce) in the three months ended September 30, 2018, compared to $14.86 per average spot silver equivalent ounce ($17.43 per silver equivalent ounce) in the three months ended September 30, 2017. The 8% increase was primarily due to higher costs applicable to sales per consolidated silver equivalent ounce and higher general administrative costs and higher sustaining capital related to underground development at Palmarejo and Kensington, partially offset by lower exploration costs.

All-in sustaining costs were $14.83 per average spot silver equivalent ounce ($17.94 per silver equivalent ounce) in the nine months ended September 30, 2018, compared to $14.51 per average spot silver equivalent ounce ($16.55 per silver equivalent ounce) in the nine months ended September 30, 2017. The 8% increase was primarily due to higher costs applicable to sales per consolidated silver equivalent ounce and higher sustaining capital related to underground development at Palmarejo and Kensington.
Palmarejo

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tons milled	300,116	413,086	1,004,082	1,108,897
Silver ounces produced	1,543,948	1,907,548	5,622,710	4,894,910
Gold ounces produced	27,885	28,948	91,483	84,032
Silver equivalent ounces produced	3,217,048	3,644,428	11,111,690	9,936,830
Silver equivalent ounces produced (average spot price)	3,795,941	4,104,412	12,907,501	11,020,843
Costs applicable to sales per silver equivalent oz(1)	$9.39	$9.82	$8.29	$10.19
Costs applicable to sales per average spot silver equivalent oz(1)	$7.93	$8.73	$7.14	$9.17

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Silver equivalent production decreased 12% due to the temporary suspension of mining activities relating to fatalities that occurred during the quarter in addition to supply chain disruptions stemming from local road blockades that temporarily interrupted the delivery of certain mining consumables, and a weather-related interruption that impacted the process plant. Normal operating activities have resumed. Metal sales were $55.5 million, or 37% of Coeur’s metal sales, compared with $60.7 million, or 38% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 4% as a result of higher silver and gold grades coupled with lower mining and processing costs. Amortization decreased to $14.8 million primarily due to lower ounces sold. Capital expenditures decreased to $4.7 million due to the timing of capital expenditures. Capital expenditures focused on underground development and conversion drilling.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Silver equivalent production increased 12% due to higher silver and gold grade, partially offset by the temporary suspension of mining activities relating to fatalities that occurred during the quarter in addition to supply chain disruptions stemming from local road blockades that temporarily interrupted the delivery of certain mining consumables, and a weather-related interruption that impacted the process plant. Metal sales were $196.2 million, or 41% of Coeur’s metal sales, compared with $191.6 million, or 39% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 19% as a result of higher production. Amortization decreased to $45.8 million compared to $51.0 million, primarily due to higher life of mine reserves, partially offset by higher ounces sold. Capital expenditures remained comparable at $23.5 million. Capital expenditures focused on underground development, conversion drilling and the implementation of the new on-site absorption, desorption, and recovery plant.
Rochester

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tons placed	4,061,082	4,262,011	12,495,241	12,268,819
Silver ounces produced	1,289,640	1,069,945	3,571,740	3,353,608
Gold ounces produced	14,702	10,955	38,462	32,056
Silver equivalent ounces produced	2,171,760	1,727,245	5,879,460	5,276,968
Silver equivalent ounces produced (average spot price)	2,476,974	1,901,320	6,634,469	5,690,490
Costs applicable to sales per silver equivalent oz(1)	$13.10	$13.91	$13.36	$13.31
Costs applicable to sales per average spot silver equivalent oz(1)	$11.48	$12.66	$11.84	$12.32

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Silver equivalent production increased 26% driven by the leaching of placed ounces from the periphery of the pad that had not been leached previously, partially offset by lower tons placed. Metal sales were $35.5 million, or 24% of Coeur’s metal sales, compared with $31.2 million, or 19% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 6% due to higher production. Amortization increased to $5.3 million due to higher ounces sold. Capital expenditures decreased to $3.6 million from $9.7 million due to the completion of the Stage IV leach pad expansion in 2017.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Silver equivalent production increased 11% due to higher tons placed and the leaching of placed ounces from the periphery of the pad that had not been leached previously, partially offset by lower silver grade. Metal sales were $102.7 million, or 21% of Coeur’s metal sales, compared with $102.9 million, or 21% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce remained comparable at $13.36. Amortization remained comparable at $14.9 million. Capital expenditures decreased to $6.9 million compared to $34.1 million due to the completion of the Stage IV leach pad expansion in 2017.
Silvertip

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tons milled	10,652	—	10,652	—
Silver ounces produced(2)	39,976	—	39,976	—
Zinc pounds produced(2)	1,099,408	—	1,099,408	—
Lead pounds produced(2)	413,285	—	413,285	—
Silver equivalent ounces produced	126,605	—	126,605	—
Silver equivalent ounces produced (average spot price)	152,726	—	152,726	—
Costs applicable to sales per silver equivalent oz(1)	$43.26	$—	$43.26	$—
Costs applicable to sales per average spot silver equivalent oz(1)	$36.69	$—	$33.49	$—

(1)	See Non-GAAP Financial Performance Measures.

(2)
Prior to September 1, 2018 commercial production date the Silvertip mine produced 0.2 million ounces of silver, 2.6 million pounds of zinc, and 1.8 million pounds of lead which are excluded from production numbers presented, unless otherwise noted.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
The Company acquired Silvertip in the October 2017 and on September 1, 2018, Silvertip commenced commercial production. Metal sales were $4.1 million, or 3% of Coeur’s metal sales compared to none in the prior year. Costs applicable to sales per ounce was higher than anticipated due to a $8.7 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in metal prices. Amortization was $1.1 million. Capital expenditures were $17.9 million primarily related to pre-production capital, underground mine development and capitalized exploration spending.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Metal sales, costs applicable to sales per ounce and amortization were the same for both periods in 2018 as Silvertip commenced commercial production on September 1, 2018. Capital expenditures were $55.6 million primarily related to pre-production capital, underground mine development and capitalized exploration spending.
Wharf

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tons placed	1,127,391	1,150,308	3,279,606	3,435,656
Gold ounces produced	19,437	25,849	59,880	68,080
Silver ounces produced	12,553	14,817	37,700	47,469
Gold equivalent ounces produced(1)	19,646	26,096	60,508	68,871
Costs applicable to sales per gold equivalent oz(1)	$895	$720	$863	$704

(1)	See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Gold equivalent production decreased 25% due to unplanned weather-related events and timing of leach pad recoveries. In the fourth quarter 2018, Wharf plans to increase mining and crushing rates to offset the shortfall in production. Metal sales were $24.0 million, or 16% of Coeur’s metal sales, compared to $31.3 million, or 20% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 24% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017 and higher equipment rental and diesel costs. Amortization decreased to $2.9 million due to lower ounces sold. Capital expenditures decreased to $1.2 million due to lower process plant capital expenditures.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Gold equivalent production decreased 12% due to unplanned weather-related events and timing of leach pad recoveries. In the fourth quarter 2018, Wharf plans to increase crushing rates to offset this shortfall in production. Metal sales were $77.3 million, or 16% of Coeur’s metal sales, compared to $88.6 million, or 18% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 23% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017, higher pad unloading costs, and higher equipment rental and diesel costs. Amortization remained comparable at $8.9 million. Capital expenditures decreased to $2.7 million due to lower process plant capital expenditures.
Kensington

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tons milled	163,603	172,038	491,060	501,096
Gold ounces produced	25,515	27,541	77,149	80,162
Costs applicable to sales/oz(1)	$1,101	$948	$1,117	$931

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Gold production decreased 7% due to lower mill throughput resulting from lower mine ore production, partially offset by higher gold grade. Metal sales were $29.8 million, or 20% of Coeur’s metal sales, compared to $36.6 million, or 23% of Coeur’s metal sales. Costs applicable to sales per ounce were 16% higher, primarily due to lower production and higher diesel costs. Amortization decreased to $6.9 million from $7.9 million due to higher life of mine reserves and lower ounces sold. Capital expenditures increased to $12.0 million resulting from higher underground development at Raven.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Gold production decreased 4% due to lower mill throughput resulting from lower mine ore production, partially offset by higher gold grade. Metal sales were $101.8 million, or 21% of Coeur’s metal sales, compared to $110.1 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were 20% higher, primarily due to lower production, higher diesel costs, and higher contract mining costs. Amortization decreased to $20.1 million from $25.4 million due to higher life of mine reserves and lower ounces sold. Capital expenditures increased to $34.0 million due to the expansion of the site power plant and higher underground development at Raven.
Endeavor Silver Stream

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tons milled	—	—	—	133,905
Silver ounces produced	—	2,413	—	107,026
Costs applicable to sales/oz(1)	$—	$4.86	$—	6.95

(1)	See Non-GAAP Financial Performance Measures.
In July 2017, the Company sold the Endeavor Silver Stream and its remaining portfolio of royalties for total consideration of $13.0 million to Metalla Royalty & Streaming Ltd. Reported production and financial results include operations through May 2017 in accordance with the terms of the sale agreement.

Liquidity and Capital Resources
Cash and cash equivalents decreased $87.3 million in the nine months ended September 30, 2018. This was the result of lower silver prices, pre-production capital expenditures to advance Silvertip toward commercial production, income and mining tax payments at Palmarejo and an increase in inventories, partially offset by a higher operating margin per consolidated silver equivalent ounce at Palmarejo and Rochester.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the three months ended September 30, 2018 was $5.8 million compared to net cash provided by operating activities of $37.3 million for the three months ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 was $20.0 million compared to $105.3 million for the nine months ended September 30, 2017. Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Consolidated silver equivalent ounces sold	8,475,883	8,264,174	25,736,073	26,102,711
Average realized price per consolidated silver equivalent ounce (1)	$17.56	$19.35	$18.73	$18.96
Costs applicable to sales per consolidated silver equivalent ounce (2)	(13.79)	(12.29)	(12.61)	(12.19)
Operating margin per consolidated silver equivalent ounce	$3.77	$7.06	$6.12	$6.77

(1)
Calculated by dividing the Company’s total metal sales by total silver equivalent ounces (based on a historical 60:1 ratio of silver ounces to gold ounces, 0.06:1 ratio of silver ounces to zinc pounds and 0.05:1 ratio of silver ounces to lead pounds).

(2)	See Non-GAAP Financial Performance Measures.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2018	2017	2018	2017
Cash flow before changes in operating assets and liabilities	$12,933	$25,150	$87,869	$95,674
Changes in operating assets and liabilities:
Receivables	(5,930)	6,289	(16,509)	9,754
Prepaid expenses and other	1,377	(1,332)	3,868	(2,177)
Inventories	(8,156)	(2,282)	(19,630)	8,080
Accounts payable and accrued liabilities	5,565	9,484	(35,562)	(5,982)
Cash provided by continuing operating activities	$5,789	$37,309	$20,036	$105,349
Cash provided by operating activities decreased $31.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a decrease in silver and gold prices, an increase in inventories and a lower operating margin per consolidated silver equivalent ounce, partially offset by higher silver equivalent ounces sold. Revenue for the three months ended September 30, 2018 decreased $11.1 million, $14.4 million of which was due to lower average realized prices, partially offset by an increase of $3.3 million due to higher silver equivalent ounces sold. The $7.1 million working capital increase in the three months ended September 30, 2018 was primarily due to an increase in accrued interest, timing of accounts receivable and VAT collections and an inventory buildup at Silvertip, compared to the $12.2 million working capital decrease in the three months ended September 30, 2017, was primarily due to an increase in accounts payable partially offset by an increase in inventories and prepaid assets.
Cash provided by operating activities decreased $85.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to lower silver prices, income and mining tax payments at Palmarejo, lower silver equivalent ounces sold, a lower operating margin per consolidated silver equivalent ounce and an increase in inventories. Revenue for the nine months ended September 30, 2018 decreased $13.0 million, $10.0 million of which was due to lower silver equivalent ounces sold and $3.0 million due to lower average realized prices. The $67.8 million working capital increase in the nine months ended September 30, 2018 was primarily due to the timing of income and mining tax payments at Palmarejo, an increase in inventories and the timing on accounts receivable and VAT collections, compared to the $9.7 million working capital decrease in the nine months ended September 30, 2017, which was primarily due to a reduction of inventories carried over from the fourth quarter of 2016 and the collection of accounts receivable, partially offset by the timing of payments.

Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended September 30, 2018 was $24.1 million compared to net cash used in investing activities of $35.5 million in the three months ended September 30, 2017, primarily due to the $15.0 million payment received as part of the Manquiri Letter Agreement, and the acquisition of strategic equity investments in 2017. The Company had capital expenditures of $39.5 million in the three months ended September 30, 2018 compared with $29.0 million in the three months ended September 30, 2017. Capital expenditures in the three months ended September 30, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington. Capital expenditures in the three months ended September 30, 2017 were primarily related to underground development at Palmarejo and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion and commissioning at Rochester.
Net cash used in investing activities in the nine months ended September 30, 2018 was $95.2 million compared to net cash used in investing activities of $79.8 million in the nine months ended September 30, 2017, primarily due to pre-production capital expenditures at Silvertip and the proceeds from the sale of the Joaquin project in the first quarter of 2017, partially offset by the $15.0 million payment received as part of the Manquiri Letter Agreement. The Company had capital expenditures of $123.0 million in the nine months ended September 30, 2018 compared with $89.7 million in the nine months ended September 30, 2017. Capital expenditures in the nine months ended September 30, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington. Capital expenditures in the nine months ended September 30, 2017 were primarily related to underground development at Palmarejo and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion and commissioning at Rochester
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash used in financing activities in the three months ended September 30, 2018 was $0.6 million compared to net cash used in financing activities of $5.6 million in the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company drew $5.0 million, net from the Facility.
Net cash used in financing activities in the nine months ended September 30, 2018 was $13.3 million compared to net cash provided by financing activities of $43.5 million in the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company drew $20.0 million, net from the Facility to repay Silvertip’s debt obligation and to finance working capital and general corporate purposes. The Company also had higher cash remittances to tax authorities in respect of tax withholdings on vested stock-based compensation awards. During the nine months ended September 30, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums.

Critical Accounting Policies and Accounting Developments
Please see Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contained in the 2017 10-K and in Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES contain in this Report for the Company’s critical accounting policies and estimates.

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

The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices can be either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when the concentrate is loaded onto the third-party shipping vessel. The off-take agreement allows for the Company to sell concentrate in advance of shipment and results in the customer taking ownership of the concentrate prior to shipment.

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

The Company’s gold stream agreement with a subsidiary of Franco-Nevada commenced in 2016 with a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with this deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2018	2017	2018	2017
Net income (loss)	$(53,044)	$(16,652)	$(48,873)	$(8,944)
(Income) loss from discontinued operations, net of tax	—	4,924	(550)	5,520
Fair value adjustments, net	(715)	—	(2,907)	864
Impairment of equity and debt securities	—	—	—	426
Gain on sale of Joaquin project	—	—	—	(21,138)
(Gain) loss on sale of assets and securities	28	(2,051)	(317)	(498)
Gain on repurchase of Rochester royalty	—	—	—	(2,332)
(Gain) loss on debt extinguishment	—	—	—	9,342
Mexico inflation adjustment	—	—	(1,939)	—
Transaction costs	1,049	819	1,049	819
Interest income on notes receivables	(628)	—	(1,450)	—
Manquiri sale consideration write-down	18,599	—	18,599	—
Silvertip start-up write-down	8,746	—	8,746	—
Rochester In-Pit crusher write-down	3,441	—	3,441	—
Foreign exchange loss (gain)	6,062	(1,392)	9,141	5,205
Tax effect of adjustments(1)	(3,191)	(990)	(3,191)	816
Adjusted net income (loss)	$(19,653)	$(15,342)	$(18,251)	$(9,920)

Adjusted net income (loss) per share - Basic	$(0.11)	$(0.09)	$(0.10)	$(0.06)
Adjusted net income (loss) per share - Diluted	$(0.11)	$(0.09)	$(0.10)	$(0.06)

(1)	For the three months ended September 30, 2018, tax effect of adjustments of $3.2 million (10%) is primarily related to the write-down of Silvertip start-up costs.

For the three months ended September 30, 2017, tax effect of adjustments of $1.0 million (80%) is primarily related to deferred taxes on the Metalla transaction.

(2)	For the nine months ended September 30, 2018, tax effect of adjustments of $3.2 million (13%) is primarily related to the write-down of Silvertip start-up costs.

For the nine months ended September 30, 2017, tax effect of adjustments of $0.8 million (-7%) is primarily related to a taxable gain on the sale of the Joaquin project and deferred taxes on the Metalla transaction.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2018	2017	2018	2017
Net income (loss)	$(53,044)	$(16,652)	$(48,873)	$(8,944)
(Income) loss from discontinued operations, net of tax	—	4,924	(550)	5,520
Interest expense, net of capitalized interest	5,818	3,595	17,801	10,918
Income tax provision (benefit)	3,785	14,289	19,451	24,040
Amortization	31,184	32,400	91,420	101,827
EBITDA	(12,257)	38,556	79,249	133,361
Fair value adjustments, net	(715)	—	(2,907)	864
Impairment of equity and debt securities	—	—	—	426
Foreign exchange (gain) loss	3,104	39	7,083	(1,953)
Gain on sale of Joaquin project	—	—	—	(21,138)
(Gain) loss on sale of assets and securities	28	(2,051)	(317)	(498)
Gain on repurchase of Rochester royalty	—	—	—	(2,332)
Loss on debt extinguishment	—	—	—	9,342
Mexico inflation adjustment	—	—	(1,939)	—
Transaction costs	1,049	819	1,049	819
Interest income on notes receivables	(628)	—	(1,450)	—
Manquiri sale consideration write-down	18,599	—	18,599	—
Silvertip start-up write-down	8,746	—	8,746	—
Rochester In-Pit crusher write-down	3,441	—	3,441	—
Asset retirement obligation accretion	2,883	2,223	8,369	6,508
Inventory adjustments and write-downs	421	659	1,474	1,280
Adjusted EBITDA	$24,671	$40,245	$121,397	$126,679
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

Three Months Ended September 30, 2018

	Silver				Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Silvertip	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$46,348	$32,842	$12,608	$91,798	$35,153	$20,857	$56,010	$147,808
Amortization	14,794	5,294	1,073	21,161	6,912	2,878	9,790	30,951
Costs applicable to sales	$31,554	$27,548	$11,535	$70,637	$28,241	$17,979	$46,220	$116,857
Silver equivalent ounces sold	3,361,893	2,103,584	266,666	5,732,143				8,475,883
Gold equivalent ounces sold					25,648	20,081	45,729
Costs applicable to sales per ounce	$9.39	$13.10	$43.26	$12.32	$1,101	$895	$1,011	$13.79

Costs applicable to sales per average spot ounce	$7.93	$11.48	$36.69	$10.55				$11.25

Costs applicable to sales								$116,857
Treatment and refining costs								1,551
Sustaining capital(1)								19,236
General and administrative								7,729
Exploration								8,157
Reclamation								4,545
Project/pre-development costs								1,137
All-in sustaining costs								$159,212
Silver equivalent ounces sold								5,732,143
Kensington and Wharf silver equivalent ounces sold								2,743,740
Consolidated silver equivalent ounces sold								8,475,883
All-in sustaining costs per silver equivalent ounce								$18.78

Consolidated silver equivalent ounces sold (average spot)								10,385,649
All-in sustaining costs per average spot silver equivalent ounce								$15.33

(1)	Excludes development capital for Jualin and Silvertip.

Three Months Ended September 30, 2017

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$49,669	$27,866	$59	$77,594	$35,522	$20,553	$56,075	$133,669
Amortization	16,414	4,591	20	21,025	7,864	3,223	11,087	32,112
Costs applicable to sales	$33,255	$23,275	$39	$56,569	$27,658	$17,330	$44,988	$101,557
Silver equivalent ounces sold	3,386,963	1,673,704	8,027	5,068,694				8,264,174
Gold equivalent ounces sold					29,173	24,085	53,258
Costs applicable to sales per ounce	$9.82	$13.91	$4.86	$11.16	$948	$720	$845	$12.29

Costs applicable to sales per average spot ounce	$8.73	$12.66		$10.00				$10.47

Costs applicable to sales								$101,557
Treatment and refining costs								1,408
Sustaining capital(1)								18,126
General and administrative								7,345
Exploration								9,791
Reclamation								3,915
Project/pre-development costs								1,979
All-in sustaining costs								$144,121
Silver equivalent ounces sold								5,068,694
Kensington and Wharf silver equivalent ounces sold								3,195,480
Consolidated silver equivalent ounces sold								8,264,174
All-in sustaining costs per silver equivalent ounce								$17.43

Consolidated silver equivalent ounces sold (average spot)								9,698,587
All-in sustaining costs per average spot silver equivalent ounce								$14.86

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Nine Months Ended September 30, 2018

	Silver				Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Silvertip	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$138,712	$91,222	$12,608	$242,542	$111,168	$61,434	$172,602	$415,144
Amortization	45,752	14,918	1,073	61,743	20,070	8,888	28,958	90,701
Costs applicable to sales	$92,960	$76,304	$11,535	$180,799	$91,098	$52,546	$143,644	$324,443
Silver equivalent ounces sold	11,210,084	5,711,663	266,666	17,188,413				25,736,073
Gold equivalent ounces sold					81,576	60,885	142,461
Costs applicable to sales per ounce	$8.29	$13.36	$43.26	$10.52	$1,117	$863	$1,008	$12.61

Costs applicable to sales per average spot ounce	$7.14	$11.84	$33.49	$9.13				$10.42

Costs applicable to sales								$324,443
Treatment and refining costs								3,792
Sustaining capital(1)								71,196
General and administrative								24,183
Exploration								21,269
Reclamation								13,744
Project/pre-development costs								3,075
All-in sustaining costs								$461,702
Silver equivalent ounces sold								17,188,413
Kensington and Wharf silver equivalent ounces sold								8,547,660
Consolidated silver equivalent ounces sold								25,736,073
All-in sustaining costs per silver equivalent ounce								$17.94

Consolidated silver equivalent ounces sold (average spot)								31,132,974
All-in sustaining costs per average spot silver equivalent ounce								$14.83

(1)	Excludes development capital for Jualin and Silvertip.

Nine Months Ended September 30, 2017

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$161,145	$89,220	$1,045	$251,410	$109,478	$58,301	$167,779	$419,189
Amortization	50,995	15,345	301	66,641	25,389	8,883	34,272	100,913
Costs applicable to sales	$110,150	$73,875	$744	$184,769	$84,089	$49,418	$133,507	$318,276
Silver equivalent ounces sold	10,809,932	5,551,913	107,026	16,468,871				26,102,711
Gold equivalent ounces sold					90,348	70,216	160,564
Costs applicable to sales per ounce	$10.19	$13.31	$6.95	$11.22	$931	$704	$831	$12.19

Costs applicable to sales per average spot ounce	$9.17	$12.32		$10.20				$10.68

Costs applicable to sales								$318,276
Treatment and refining costs								4,312
Sustaining capital(1)								46,491
General and administrative								24,495
Exploration								22,856
Reclamation								10,835
Project/pre-development costs								5,075
All-in sustaining costs								$432,340
Silver equivalent ounces sold								16,468,871
Kensington and Wharf silver equivalent ounces sold								9,633,840
Consolidated silver equivalent ounces sold								26,102,711
All-in sustaining costs per silver equivalent ounce								$16.55

Consolidated silver equivalent ounces sold (average spot)								29,796,003
All-in sustaining costs per average spot silver equivalent ounce								$14.51

(1)	Excludes development capital for Jualin, Guadalupe South Portal and Rochester expansion permitting.

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding, estimated production, costs, capital expenditures, mining and crushing rates at Wharf, contingent payments for the Silvertip acquisition, expenses, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, cost reduction initiatives, capital discipline, and initiatives to maximize net cash flow, enhance revenues, reduce operating and non-operating costs, and manage working capital efficiently. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2017 10-K, the Company’s Form 10-Q for the quarterly period ended March 31, 2018 and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii)  the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays, ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (ix) the effects of environmental and other governmental regulations, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at September 30, 2018. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At September 30, 2018, the fair market value of the put and call zero cost collar contracts was a net asset of $0.3 million. During the nine months ended September 30, 2018, the Company recorded unrealized gains of $0.6 million related to outstanding options which were included in Fair value adjustments, net. A 10% increase or decrease in the price of zinc at September 30, 2018 would result in gains of $0.1 million and $0.5 million, respectively, on settlement.
Provisional Silver and Gold Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in silver, gold, zinc and lead prices resulted in provisional pricing mark-to-market gains of $34 thousand and $15 thousand in the three and nine months ended September 30, 2018, respectively.
At September 30, 2018, the Company had outstanding provisionally priced sales of 12,089 ounces of gold at an average price of $1,224, 98,832 ounces of silver at an average price of $14.61, 1.8 million pounds of zinc at an average price of $1.20 and 1.2 million pounds of lead at an average price of $0.92. A 10% change in realized silver, gold, zinc and lead prices would cause revenue to vary by $2.0 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at September 30, 2018.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had an outstanding interest rate swap whereby the Company receives a variable rate in exchange for a floating rate at September 30, 2018. A 10% change in the 1-month LIBOR would cause Fair value adjustments, net to vary by $0.1 million.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.         Other Information
On October 29, 2018, the Company entered into the Amendment to, among other things, increase the maximum principal amount of the Facility by $50.0 million in incremental loans and commitments to an aggregate of $250.0 million and to extend the maturity date of the Facility to be four years after the effective date of the Amendment.
A copy of the Amendment is attached hereto as Exhibit 10.3 and is incorporated herein by reference. The description of the Amendment is a summary only and is qualified in its entirety by the terms of the Credit Agreement as amended by the Amendment.

Item 6.        Exhibits

2.1
Arrangement Agreement, dated August 2, 2018, by and among Coeur Mining, Inc., and Northern Empire Resources Corp. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2018 (File No. 001-08641))

10.1	Form of Voting Agreement (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2018 (File No. 001-08641))
10.2
Letter Agreement, dated September 25, 2018, by and among Coeur Mining, Inc., a Delaware corporation, Coeur South America Corp., a Delaware corporation, Coeur Explorations, Inc., an Idaho corporation, Empresa Minera Manquiri S.A., a Bolivian sociedad anónima, and Ag-Mining Investments, AB (formerly NewCo 4714 Sweden AB under change of name to Argentum Investment AB) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-08641)).

10.3
First Amendment to Credit Agreement, dated October 29, 2018, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith).

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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	October 31, 2018	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	October 31, 2018	/s/ Peter C. Mitchell
PETER C. MITCHELL
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 31, 2018	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)