Form 10-K
period 2018-12-31
Coeur Mining, Inc.
filed 2019-02-20
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
$1,402,184,610
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 15, 2019, 203,305,545 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”) is a gold and silver producer, as well as a zinc and lead producer after the acquisition of Silvertip (as defined below), with mines located in the United States, Canada, Mexico, and exploration projects in North America. The Company operates the Palmarejo complex, and the Rochester, Kensington, Wharf, and Silvertip mines. The Company’s principal sources of revenue are its operating mines. As described below, in October 2018, the Company acquired Northern Empire Resources Corp. (“Northern Empire”), owner of the Sterling Gold Project located in Nevada, and in November 2018 acquired the Lincoln Hill Project, Wilco Project, Gold Ridge Property and other nearby claims located in Nevada (“Lincoln Hill and related assets”) from a subsidiary of Alio Gold Inc. (“Alio Gold”). Also, in February 2018, the Company completed the Manquiri Divestiture (as defined below). As a result, the Company presents San Bartolomé as a discontinued operation for all periods presented. In this Annual Report on Form 10-K (this “Report” or “Form 10-K”), the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated. For additional information regarding our discontinued operations, see Note 21 to the Consolidated Financial Statements and the discussion in our Results of Consolidated Operations below.
Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d’Alene Mines Corporation. On May 16, 2013, Coeur changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), which has operated the Palmarejo complex in the State of Chihuahua in Northern Mexico since 2009. The processing facility on the Palmarejo complex is fed by the Palmarejo, Guadalupe and Independencia underground mines. The Company also has several exploration targets at the Palmarejo complex. The Palmarejo complex produced 122,722 ounces of gold and 7.5 million ounces of silver in 2018. The proven and probable reserves at the Palmarejo complex totaled 693,000 ounces of gold and 50.2 million ounces of silver as of December 31, 2018.

•
Coeur owns 100% of Coeur Rochester, Inc. (“Coeur Rochester”), which has operated the Rochester mine, an open-pit silver and gold mine located in northwestern Nevada, since 1986. The Rochester mine produced 54,388 ounces of gold and 5.0 million ounces of silver in 2018. The proven and probable reserves at the Rochester mine totaled 684,000 ounces of gold and 106.2 million ounces of silver as of December 31, 2018. Coeur Rochester acquired the Lincoln Hill and related assets adjacent to its Rochester mine in November 2018 from Alio Gold for $19.0 million.

•
Coeur owns 100% of Coeur Alaska, Inc. (“Coeur Alaska”), which has operated the Kensington mine, an underground gold mine located north of Juneau, Alaska since 2010. The Kensington mine produced a total of 113,778 ounces of gold in 2018. The proven and probable reserves at the Kensington mine totaled 552,000 ounces of gold as of December 31, 2018.

•
Coeur owns 100% of Wharf Resources (U.S.A.), Inc. (“Wharf”), which operates the Wharf mine, an open-pit gold mine located in the Black Hills mining district of South Dakota near Lead, South Dakota. The Wharf mine has been in production for over 30 years, during which it has produced over 2.3 million ounces of gold. Coeur acquired Wharf in February 2015. The Wharf mine produced 76,840 ounces of gold in 2018. The proven and probable reserves at the Wharf mine totaled 882,000 ounces of gold as of December 31, 2018.

•
Coeur owns 100% of Coeur Silvertip Holdings Ltd. (“Silvertip”), which operates the underground Silvertip silver-zinc-lead mine located in northern British Columbia, Canada. Coeur acquired Silvertip in October 2017 and commenced commercial production in September 2018. In 2018, the Silvertip mine produced a total of 0.3 million ounces of silver, 6.8 million pounds of zinc and 3.9 million pounds of lead. The proven and probable reserves at the Silvertip mine totaled 14.9 million ounces of silver reserves, 291.2 million pounds of zinc reserves and 197.5 million pounds of lead as of December 31, 2018.

•
Coeur owns 100% of Coeur Sterling, Inc. (“Coeur Sterling”), whose principal asset is the Sterling gold project and the Crown Block of deposits consisting of the Daisy, Secret Pass and SNA historic resources located in the Walker Lane trend in Nevada. Coeur acquired Northern Empire, which owns 100% of the entity that has since been renamed Coeur Sterling, for $73.6 million.

•	Coeur owns 100% of the La Preciosa silver-gold exploration project in the State of Durango, Mexico.

•	Coeur has made strategic equity investments in other early-stage precious metals companies.

•	Coeur has an interest in exploration-stage properties throughout North America.

•
Coeur formerly owned 100% of Empresa Minera Manquiri, S.A. (“Manquiri”), a Bolivian company that controls the mining rights for the San Bartolomé mine, which is a surface silver mine in Bolivia where Coeur commenced commercial production in 2008. In February 2018, the Company and certain of its subsidiaries sold all of the outstanding capital stock of Manquiri, which is the operator of the San Bartolomé mine and processing facility (the “Manquiri Divestiture”). The terms of the Manquiri Divestiture were modified in September 2018 as disclosed in Note 7 - Other, Net in the notes to the Consolidated Financial Statements.

GOLD, SILVER, ZINC, AND LEAD PRICES
The Company’s operating results are substantially dependent upon the market prices of gold and silver, and to a lesser extent zinc and lead following the Silvertip acquisition, which fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth the high, low and average prices of each metal published by the London Bullion Market Association (“LBMA”) for silver and gold and the London Metal Exchange (“LME”) for zinc and lead:

	Year Ended December 31,
	2018			2017			2016
	High	Average	Low	High	Average	Low	High	Average	Low
Gold (per oz.)	$1,355	$1,268	$1,178	$1,346	$1,257	$1,151	$1,366	$1,251	$1,077
Silver (per oz.)	$17.52	$15.71	$13.97	$18.56	$17.05	$15.22	$20.71	$17.14	$13.58
Zinc (per lb.)	$1.64	$1.33	$1.04	$1.53	$1.31	$1.10	$1.31	$0.95	$0.66
Lead (per lb.)	$1.22	$1.02	$0.85	$1.17	$1.05	$0.91	$1.14	$0.85	$0.73
MARKETING
The Company’s mining operations produce gold and/or silver doré, and gold, zinc and lead concentrate. The Company uses a geographically diverse group of third-party refiners, smelters in the United States and Japan and third-party customers who may use various smelters in Asia and Europe for Silvertip and Kensington’s concentrate.
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has seven trading counterparties at December 31, 2018. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 77%, 78%, and 74% of total metal sales for the years ended December 31, 2018, 2017, and 2016, respectively. In November 2018, one of the refiners of the Company’s doré, Republic Metals Corp. (“RMC”), a U.S.-based precious metals refiner, filed for protection under Chapter 11 of the United States Bankruptcy Code. See Note 3 - Segments in the notes to the Consolidated Financial Statements for additional detail.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip mine are sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip mines amounted to approximately 23%, 22%, and 26% of total metal sales for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not materially adversely affect the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
HEDGING ACTIVITIES
The Company’s strategy is to provide stockholders with exposure to gold, silver, zinc and lead prices by selling gold, silver, zinc and lead production at market prices. The Company may enter into short-term derivative contracts to protect the selling price for certain anticipated gold, silver, zinc and lead production and to manage risks associated with interest rates and foreign currencies. For additional information see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 11 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements for additional detail.

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
Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2018, $133.5 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $2.0 million was accrued as of December 31, 2018. These amounts are included in Reclamation on the Consolidated Balance Sheet.
Environmental Laws

Certain mining wastes from extraction and beneficiation of ores would be considered hazardous waste under the U.S. Resource Conservation and Recovery Act (“RCRA”) and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s operations, tailings, and waste disposal areas, as well as upon mine closure, in Alaska, Nevada, and South Dakota under federal and state environmental laws and regulations, including, without limitation, CERCLA, the Clean Water Act, Clean Air Act and state law equivalents. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Our operations in Mexico and Canada are also subject to government regulations for the protection of the environment, which can be as, less, or more restrictive than those in the United States. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon the Company and its results of operations.
Environmental Permitting
The Rochester, Kensington and Wharf mines are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex and the La Preciosa exploration project are located, and Canada, where the Silvertip mine is located, have all adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Rochester, Kensington, Wharf and Silvertip mines, and has received all permits necessary for the exploration activities currently being conducted at its other properties. The Company is in the process of amending existing permits at its Rochester, Silvertip, and Kensington mines to support future planned activities. For additional information regarding permitting risks, please see “Section 1A - Risk Factors”.

Maintenance of Claims
United States
A portion of the Company’s U.S. mining properties consists of unpatented mining claims on federal lands. Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law of 1872 as amended (the “Mining Law”), under which the Company holds these unpatented mining claims. It is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. If a royalty on unpatented mining claims were imposed, the profitability of the Company’s U.S. operations could be materially adversely affected. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management (“BLM”) have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations are either outside of the United States or on private patented lands and would be unaffected by potential legislation.
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
At mining properties in the United States, including the Rochester, Kensington, Wharf mines and the Sterling Project, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law, it is necessary to pay to the Secretary of the Interior, on or before September 1st of each year, a claim maintenance fee of $155 per unpatented federal claim. This claim maintenance fee is in lieu of the assessment work requirement contained in applicable mining laws. In addition, Nevada and South Dakota holders of unpatented federal mining claims are required to pay the county recorder of the county in which the claim is situated a de minimis anual fee per claim. In Alaska, the Company is required to pay a variable, annual rental fee for State claims and a State upland mining lease based on the age of the claim or claims converted to the upland mining lease. Annual labor must also be performed on the claim or an annual payment in lieu of annual labor must be paid to the State of Alaska for State claims and upland mining leases. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes.
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
Canada (British Columbia)
Mineral claims and mining leases in British Columbia are regulated by the provincial government under the Mineral Tenure Act. Mineral claims are initially valid for one year after recording. To maintain a claim, the recorded holder must, on or before the expiry date of the claim, either perform exploration and development work on that claim (or contiguous block of claims) and register such work, or register a payment instead of exploration and development work. Only work prescribed by regulation is acceptable for registration. The value of exploration and development work required to maintain a mineral claim for one year is CAD5/hectare (“ha”) for each of the first and second years, CAD10/ha for each of the third and fourth years, CAD15/ha for each of the fifth and sixth years, and CAD20/ha for each subsequent year. If a payment is made instead of performing exploration and development work, the payment must be double the value of the required work. The recorded holder of a mineral claim is allowed to produce a very limited amount of mineralized material. For production in excess of these limits, a mining lease is required. Mining leases in British Columbia are generally issued for a term of 30 years, and renewal terms are available. An annual rental payment of CAD20/ha is required to maintain a mining lease. There are no annual work requirements for mining leases. Before any mechanical disturbance of the surface of the ground is performed by, or on behalf of, the recorded holder, the necessary approvals and permits under the Mineral Tenure Act must be obtained. Mines in production are subject to taxation by the provincial government. The Silvertip mine is subject to a British Columbia mining royalty tax of 13% of net revenues subject to certain permitted deductions.
EMPLOYEES
The number of full-time employees of the Company at December 31, 2018 was:

Palmarejo Complex	860
Rochester Mine	290
Kensington Mine	383
Wharf Mine	208
Silvertip Mine	247
Sterling Project	12
U.S. Corporate and Other	75
Total	2,075
BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
The Company’s business strategy is to discover, develop and operate a balanced portfolio of high-quality precious metals assets currently in North America. The Company strives to Protect its People, Places and Planet; Develop Quality Resources, Growth and Plans; and Deliver Impactful Results through Teamwork.
Key components of the Company’s strategy include;

•	Focus geographically on North America;

•	Concentrate on precious metals;

•	Focus on disciplined capital allocation including portfolio optimization, prioritizing near mine growth opportunities;

•	Bolstering a high performing organization and culture;

•	Achieve investable level of scale and relevance through its unique portfolio of operating and growth assets;

•	Deliver low cost production;

•	Sustain balance sheet flexibility to provide financial flexibility through cycles and inherent volatility;

•	Engage in leading Environmental, Social and Governance (“ESG”) programs, priorities and initiatives; and

•	Maintain peer leading levels of trading liquidity.

Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed, and operated a portfolio of operating mines since its founding in 1928. In 2018, we had production from continuing operations of 359,520 ounces of gold and 12.8 million ounces of silver at costs applicable to sales of $11.46 per silver equivalent ounce1 ($9.89 per average spot silver equivalent ounce) at primary silver mines and $982 per gold equivalent ounce1 at primary gold mines.

Gold Production                      Silver Production
(Continuing Operations)                     (Continuing Operations)

Costs Applicable to Sales per Gold Equivalent Oz1      Costs Applicable to Sales per Silver Equivalent Oz1
All-in Sustaining Costs per Silver Equivalent Oz 60:11      All-in Sustaining Costs per Silver Equivalent Oz Spot1
(1) See Non-GAAP Financial Performance Measures.

Operating and commodity diversity
The Company’s gold, silver, zinc and lead production comes from five operating mines. The Company operates the Palmarejo gold and silver complex in Mexico, the Rochester silver and gold mine in Nevada, the Kensington gold mine in Alaska, the Wharf gold mine in South Dakota, and the Silvertip silver-zinc-lead mine in Canada.

The Company’s metal sales breakdown by operating mine in continuing operations and metal is set out below:
2018 Gold Sales by Mine (ounces)          2018 Silver Sales by Mine (millions of ounces)
The Company also sold 4.4 million pounds of zinc and 2.6 million pounds of lead produced at Silvertip in 2018.
    Experienced management team and Board of Directors
The Company has built a high-caliber management team of devoted professionals with extensive mining industry expertise. President and Chief Executive Officer, Mitchell Krebs, Senior Vice President and Chief Financial Officer, Thomas Whelan, Senior Vice President, Exploration, Hans Rasmussen and Senior Vice President, Operations, Terry Smith, each has significant experience in the mining industry. The board of directors also brings diverse industry backgrounds and a depth of professional experience to the Company.
Reserve replenishment and resource growth
The Company has spent significant capital in developing or expanding its five 100%-owned operating mines that remain as continuing operations. The Company has been able to successfully maintain the proven and probable reserves at many of its shorter lived mines through its exploration efforts.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including mineral reserve and mineralized material estimates, exploration efforts, drilling, development at Kensington and Palmarejo, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, operational excellence, cost reduction initiatives, capital discipline and business strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large- scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third- party smelter to whom the Company markets its production, (ix) the effects of environmental and other governmental regulations, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

In this Form 10-K and in our other filings with the SEC, we modify our estimates made in compliance with NI 43-101 to conform to Guide 7 for reporting in the United States.  In this Form 10-K, we use the term “mineralized material” to describe mineralization in mineral deposits that do not constitute “reserves” under U.S. standards.  “Mineralized material” is substantially equivalent to measured and indicated mineral resources (exclusive of reserves) as disclosed for reporting purposes in Canada, except that the SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces.  We provide disclosure of mineralized material to allow a means of comparing our projects to those of other companies in the mining industry, many of which are Canadian and report pursuant to NI 43-101, and to comply with applicable disclosure requirements.  We caution you not to assume that all or any part of mineralized material will ever be converted into Guide 7 compliant reserves.

Technical Reports and Qualified Persons

As required by Canadian securities laws, we hereby notify Canadian investors that the scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by a “qualified person” under NI 43-101, namely our Director, Technical Services, Christopher Pascoe. For a description of the key assumptions, parameters and methods used to estimate mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other relevant factors, Canadian investors may view technical reports prepared for each of our properties as filed on SEDAR at http://www.sedar.com. Neither the technical reports nor the statements of any qualified person filed with the Canadian securities regulatory authorities are included in, incorporated by reference in or made a part of this Form 10-K. Because the definitions and standards of NI 43-101 differ from those of Guide 7, investors are cautioned that information contained in reports prepared pursuant to NI 43-101, like the technical reports, may not be comparable to similar information that we disclose in this Form 10-K or the other reports we file with the SEC.

AVAILABLE INFORMATION
Coeur makes available, on its website (http://www.coeur.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the SEC (and which are also available at http://www.sec.gov). Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation and Leadership Development, Nominating and Corporate Governance, and Environmental, Health, Safety, and Corporate Responsibility Committees) and its Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, among others, are also available on the Company’s website. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors
The Company’s results of operations, cash flows and operating costs are highly dependent upon the market prices of gold, silver, zinc and lead, and of key input commodities used in our business, which are volatile and beyond the Company’s control.
Gold, silver, zinc and lead are actively traded commodities, and their prices are volatile. During the twelve months ended December 31, 2018, the price of gold ranged from a low of $1,178 per ounce on August 17, 2018 to a high of $1,355 per ounce on January 25, 2018, the price of silver ranged from a low of $13.97 on November 14, 2018 per ounce to a high of $17.52 per ounce on January 25, 2018, the price of zinc ranged from a low of $1.04 per pound on September 17, 2018 to a high of $1.64 per pound on February 16, 2018, and the price of lead ranged from a low of $0.85 per pound on October 31, 2018 to a high of $1.22 per pound on February 2, 2018. The closing market prices of gold, silver, zinc and lead on February 19, 2019 were $1,334 per ounce, $15.78 per ounce, $1.21 per pound, and $0.91 per pound, respectively.
Gold, silver, zinc and lead prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, the price of products that incorporate gold, silver, zinc or lead, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals and base metals, have become significant holders of gold, silver, zinc and lead. Gold and silver prices are also affected by prevailing interest rates and returns on other asset classes, expectations regarding inflation and governmental decisions regarding precious metals stockpiles.
Because the Company derives a significant portion of its revenues from sales of gold and silver and, to a lesser extent, zinc and lead from the Silvertip mine, which commenced commercial production in September 2018, its results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices and, to a lesser extent, zinc and lead prices, would materially and adversely affect the Company’s results of operations and cash flows. Additionally, if market prices for gold, silver, zinc and lead decline and remain at lower levels for a sustained period of time, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. The Company may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may continue to incur losses.
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
The Company may be unable to successfully integrate and may not realize the expected benefits of the recently acquired Sterling project, Lincoln Hill and related assets, Silvertip mine or other acquisitions.
There can be no assurance that the anticipated benefits of the recently completed acquisitions of the Sterling project and Lincoln Hill and related assets in Nevada, the Silvertip mine in British Columbia, Canada, or any future acquisition, will be realized. The success of these and any other acquisitions will depend upon the Company’s ability to effectively manage the integration and operations of entities or properties it acquires and to realize other anticipated benefits. The process of managing acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of management resources, which may divert management’s focus and resources from other strategic opportunities and from operational matters during this process.
In addition to the above, any acquisition would be accompanied by risks, including:
•a significant change in commodity or stock prices after the Company has committed to complete the transaction and established the purchase price or exchange ratio;
•a material ore body may prove to be below expectations;
•processing facilities may not operate as well as anticipated, and may require significant maintenance, downtime and capital investment;
•difficulties integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; and
•difficulties or loss of social license to operate resulting from failure of efforts to establish positive relationships and/or agreements with local communities or local indigenous people

•the acquired business or assets may have unknown liabilities which may be significant.
In addition, the Silvertip acquisition was funded, in part, with funds drawn under the Company’s revolving credit facility, resulting in increased interest expense, and a portion of the consideration for the Silvertip acquisition, as well as the consideration for the acquisitions of the Sterling project and Lincoln Hill and related assets were funded through the issuance of equity securities, resulting in dilution of the percentage ownership of existing Company stockholders. In connection with any future acquisition, the Company may incur indebtedness or issue equity securities or securities convertible into equity securities, resulting in further increased interest expense or dilution. The Company cannot predict the impact of future acquisitions on the price of its common stock, or assure that it would be able to obtain any necessary financing on acceptable terms. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions or any mine development, may negatively affect results of operations.
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
A significant portion of the Company’s revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control and could result in increased costs, capacity constraints and potential disruptions to the Company’s business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which the Company, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. The right to import and export gold, silver, zinc and lead may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on the Company’s business, financial condition, or future prospects. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
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
Because mines have limited lives based on proven and probable ore reserves, the Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing existing properties and the opportunistic acquisition or development of new mining properties, such as the Company’s recent Silvertip acquisition, the Sterling project and the Lincoln Hill and related assets.
While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. In addition, the Company acquired several mining properties in recent years, namely, the Sterling project, the Lincoln Hill and related assets, the Silvertip silver-zinc-lead mine, the Wharf gold mine and the properties held by Paramount Gold & Silver Corp. which are now part of the Palmarejo complex, and has significantly expanded its near-mine exploration program. The Company cannot assure that it will be able to successfully expand and develop existing or new mining properties or acquire additional mining properties on favorable economic terms or at all.
The Company regularly evaluates and engages in discussions or negotiations regarding acquisition opportunities. Any transactions that the Company contemplates or pursues would involve risks and uncertainties, and would be subject to competition from other mining companies. There can be no assurance with respect to the timing, likelihood or business effect of any possible transaction.
The Company’s success depends on developing and maintaining relationships with local communities and other stakeholders.
The Company’s ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding its operations, including indigenous peoples who may have rights or may assert rights to certain of the Company’s properties, and other stakeholders in its operating locations. The Company believes its operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, the Company seeks to maintain its partnerships and relationships with local communities, including indigenous peoples, and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding the Company’s ongoing efforts, local communities and stakeholders can become dissatisfied with its activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against it. Any such occurrences could materially and adversely affect the Company’s financial condition, results of operations and cash flows.
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
The Company sells silver and gold doré, gold concentrate, and silver, zinc and lead concentrates in U.S. dollars, but it conducts operations outside the United States in local currency. Currency exchange movements could also adversely affect the Company’s results of operations.
The estimation of mineral reserves and mineralized material is imprecise and depends upon subjective factors. Estimated mineral reserves and mineralized material may not be realized in actual production. The Company’s results of operations and financial position may be adversely affected by inaccurate estimates.
The mineral reserve and mineralized material figures presented in the Company’s public filings are estimates made by the Company’s technical personnel and independent mining consultants with whom the Company contracts. Mineral reserve and mineralized material estimates are a function of geological and engineering analyses that require the Company to make assumptions about production costs, recoveries and gold, silver, zinc and lead market prices. Mineral reserve and mineralized material estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, silver, zinc and lead market prices are subject to great uncertainty as those prices fluctuate widely and have fallen significantly at times over the past several years. Declines in the market prices of gold, silver, zinc or lead may render mineral reserves and mineralized material containing relatively lower grades of mineralization uneconomic to exploit, and the Company may be required to reduce mineral reserve and mineralized material estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should the Company encounter mineralization or geologic formations at any of its mines or projects different from those predicted, it may adjust its mineral reserve and mineralized material estimates and alter its mining plans. Either of these alternatives may adversely affect actual production and financial condition, results of operations and cash flows.
The Company’s estimates of future production, costs, and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.
The Company has in the past, and may in the future, provide estimates and projections of its future production, costs and financial results. Any such information is forward-looking. Neither the Company’s independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Such estimates are made by the Company’s management and technical personnel and are qualified by, and subject to the assumptions, contained or referred in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralized material, the Company’s costs of production, the market prices of gold, silver, zinc and lead, the Company’s ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and dore, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits, the state of government and community relations, and its compliance with existing and future laws and regulations. The Company sometimes states possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any such production, cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made and undue reliance should not be placed on them.
The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of February 20, 2019, the Company had approximately $471.3 million of outstanding indebtedness. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of gold, silver, zinc and lead. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments. If the Company cannot generate sufficient cash flow from operations to service debt, it may need to further refinance debt, dispose of assets or issue equity to obtain the necessary funds.
If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company cannot predict whether it would be able to refinance debt, issue equity or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. In addition, the Facility’s interest rate is determined, at the Company’s option, by the London Interbank Offered Rate (“LIBOR”), and the Company and its lenders may not be able to agree to a new benchmark interest rate before LIBOR is eliminated by the end of 2021, which may result in higher interest costs for the Company. The agreements governing the Company’s outstanding indebtedness restrict the Company’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict its ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.
The terms of the Company’s debt impose restrictions on its operations.
The agreements governing the Company’s outstanding indebtedness include a number of significant negative covenants. These covenants, among other things:
•limit the Company’s ability to obtain additional financing, repurchase outstanding equity or issue debt securities;
•require the Company to meet certain financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio;
•require a portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limit the Company’s ability to sell, transfer or otherwise dispose of assets, enter into transactions with and invest capital in affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, consolidate, amalgamate, merge or sell all or substantially all of the Company’s assets;
•increase our vulnerability to general adverse economic and industry conditions;
•limit the Company’s flexibility in planning for and reacting to changes in the industry in which we compete; and
•place the Company at a disadvantage compared to other, less leveraged competitors.
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
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to the Company or its debt securities will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If the Company is unable to maintain its outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should the Company’s business prospects or financial results deteriorate, including as a result of declines in gold and silver prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of the Company’s outstanding debt securities, its existing debt, and its ability to obtain new financing on favorable terms, if at all, increase borrowing costs, and may result in increased collateral requirements under the Company’s existing surety bond portfolio, which in turn may adversely affect the Company’s results of operations and financial position.
The Company’s business is subject to anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.
The Company operates in certain jurisdictions that have experienced governmental and private sector corruption to some degree. The U.S. Foreign Corrupt Practices Act, as well as Canadian and Mexican anti-bribery laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on the Company’s business, financial position and results of operations. The Company’s Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws; however, there can be no assurance that the Company’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by the Company’s affiliates, employees or agents. As such, the Company’s corporate policies and processes may not prevent all potential breaches of law or other governance practices.
A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.
The Company relies on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold, silver, zinc and lead concentrate produced by the Company’s mines. Access to refiners and smelters on economical terms is critical to the Company’s ability to sell its products to buyers and generate revenues. The Company periodically enters into agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and the Company believes it currently has contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact the Company’s operations or its ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave the Company with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Any such delay or loss of access may significantly impact the Company’s ability to sell its doré and concentrate products. The Company cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations. In November 2018, one of the refiners of the Company's dore, RMC, filed for protection under Chapter 11 of the United States Bankruptcy Code. Approximately 0.4 million ounces of the Company's silver and 6,500 ounces of the Company's gold were impacted by RMC's bankruptcy filing, and Coeur cannot guarantee it will be able to recover all or a portion of the value of this material.
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
The Company is subject to significant governmental regulations, including the U.S. Mine Safety and Health Act, and related costs and delays may negatively affect its business.
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
U.S. surface and underground mines like the Kensington, Rochester and Wharf mines and Sterling Project are continuously inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections of mining operations in general.
Failure to comply with applicable laws, regulations and permitting requirements may result in temporary or extended shutdowns, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including the payment of fines or penalties, capital expenditures, installation of additional equipment or remedial actions, any of which could have a material, adverse effect on the Company’s business and results of operations.
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
Like any mining company, our mining assets are subject to geotechnical and hydrological risks, and a related incident could materially and adversely impact our production, profitability and financial condition and the value of our common stock.
     Our mining assets are subject to geotechnical and hydrological risks which could impact the structural integrity of our mines, stockpiles, leach pads and tailings storage facilities.  No assurances can be given that unanticipated adverse geotechnical and hydrological conditions, such as landslides, pit wall failures or tailings dam instability will not occur in the future or that such events will be detected in advance. Geotechnical and hydrological instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material.  Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, increased monitoring costs, remediation costs, loss of mineralized material and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.
The Company is dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.
The Company’s information technology systems used in its operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage the

Company’s risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, the Company could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.
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
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks, including delays, extreme weather events, unexpected increases in the cost of required materials, and disputes with third party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
Mineral exploration involves many risks and is frequently unproductive. Even if mineral deposits are found, those deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; and issuance and maintenance of necessary permits. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.
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
The Company may experience labor disputes, work stoppages or other disruptions in production that could adversely affect its business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. The Company cannot assure that work stoppages, union organizing activities or other disruptions will not occur in the future. Any such work stoppage or disruption could expose the Company to significant costs and have a material adverse effect on its business, results of operations or financial condition.
We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We may be unable to continue to attract and retain skilled and experienced employees, which could have an adverse effect on our competitive position or adversely impact our results of operations or financial condition.
The significant and sustained decline in gold and silver prices in recent years caused the Company to write down certain of its long-lived assets and, in the future, declines in relevant metal prices could cause one or more of the Company’s mining properties to become less profitable, which could require the Company to record additional write-downs of long-lived assets. Such write- downs may adversely affect the Company’s results of operations and financial condition.

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
The Company’s use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark- to-market fair value adjustments and exposure to counterparty credit risk.
From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of gold, silver, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments.
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
The Company has in the past entered into, and may in the future enter into, arrangements under which it (or a mine acquired by the Company) has agreed to make royalty or similar payments to lenders or other third parties in amounts that are based on expected production and price levels for gold or silver. The Company enters into such arrangements when it concludes that they provide it with necessary capital to develop a specific mining property or to achieve other business objectives. Royalty or similar payment obligations, however, can limit the Company’s ability to realize the full effects of rising metal prices and may, depending on the terms of the agreement, require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels.
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
The Company’s mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, the Company’s properties in Mexico and Nevada are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on the Company’s ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of the Company’s operating mines currently has sufficient water rights and claims to cover its operational demands, the Company cannot predict the potential outcome of pending or future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of the Company’s control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct the Company’s operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in the Company’s inability to maintain production at current or expected levels, require the Company to curtail or shut down mining production and could prevent the Company from pursuing expansion or development opportunities, which could adversely affect the Company’s results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which the Company operates which could also limit access to sufficient water resources, thus adversely affecting the Company’s operations.
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

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties

Kensington Mine
Silvertip Mine
Wharf Mine
Rochester Mine
Palmarejo Complex
Silver-Gold
Gold
Silver-Zinc-Lead

MINING PROPERTIES
Coeur Mining’s significant production and development properties are described below. Operating statistics are presented in the section entitled “Operating Statistics” below.
Mexico — Palmarejo
The Palmarejo complex consists of (1) the Palmarejo processing facility; (2) the Guadalupe underground mine, located about eight kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine, located approximately 800 meters northeast of the Guadalupe underground mine; and (4) other nearby deposits and exploration targets. The Palmarejo complex is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua. Gold and silver production from the Palmarejo complex was approximately 122,722 ounces and 7.5 million ounces in 2018, respectively. At December 31, 2018, we reported 693,000 ounces of gold reserves and 50.2 million ounces of silver reserves at the Palmarejo complex.
The Palmarejo complex consists of 71 wholly-owned mining concessions, covering approximately 67,296 acres (27,233 hectares) of land. In total, the Palmarejo complex covers over 105 square miles. All mining concessions owned by Coeur Mexicana are valid until at least 2029.
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
The gold and silver deposits at the Palmarejo complex, typical of many of the other gold and silver deposits in the Sierra Madre, are classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures. These geologic structures trend generally northwest to southeast and dip either southwest or northeast. The dip on the structures ranges from about 45 degrees to 70 degrees. In the mineralized portions of the structures, gold and silver are zoned from top to bottom with higher silver values occurring in the upper parts of the deposit and higher gold values in the lower parts, sometimes accompanied by base metal mineralization, though local variations are common. The Palmarejo complex contains a number of mineralized zones or areas of interest. The most important of these to date is the Palmarejo zone in the north of the mining concessions, which covers the old Palmarejo gold-silver mine formed at the intersection of the northwest-southeast trending La Prieta and La Blanca gold-and-silver bearing structures. In addition to the Palmarejo zone, other mineralized vein and alteration systems in the district area have been identified all roughly sub-parallel to the Palmarejo zone. The most significant of these additional targets are the Guadalupe (including Animas), Independencia, and La Patria vein systems in the southern part of the property, which are currently under development (Guadalupe and Independencia) and exploration (La Patria) by the Company.
A portion of the Palmarejo complex is subject to a gold stream agreement with a subsidiary of Franco-Nevada Corporation pursuant to which Coeur Mexicana sells 50% of applicable gold production for the lesser of $800 or spot price per ounce.
USA (Nevada)  — Rochester
The Rochester mine, and associated heap leach facilities, is an open pit silver and gold mine located in Pershing County, Nevada, approximately thirteen miles northeast of the city of Lovelock. The Company owns 100% of the Rochester mine through Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. In November 2018, Coeur Rochester acquired the Lincoln Hill and related assets adjacent to Rochester from Alio Gold. This land package, includes the Lincoln Hill, Gold Ridge and Wilco projects. The Rochester mine is fully supported with electricity, supplied by a local power company on their public grid, telephone and radio communications, production water wells, and processing, maintenance, warehouse, and office facilities. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 61.5% for silver, depending on the ore being leached, and 92.5% for gold. Gold and silver production from Rochester was approximately 54,388 ounces and 5.0 million ounces ounces in 2018, respectively. At December 31, 2018, we reported 684,000 ounces of gold reserves and 106.2 million ounces of silver reserves at the Rochester mine.
Coeur Rochester lands, including the Lincoln Hill and related assets, consist of approximately 43,541 net acres, which encompasses 1,478 Federal unpatented lode claims, appropriating approximately 30,038 net acres of Public Land, 23 patented lode claims, consisting of approximately 392 acres, interests owned in approximately 6,929 gross acres of additional real property and certain rights in and to approximately 6,182 acres, held either through lease, letter agreement or license.
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
The Company is obligated to pay an NSR royalty to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $23.60 per ounce indexed for inflation up to a maximum rate of 5% with the condition that the Rochester mine achieves positive cash flow for the applicable year. If cash flow is negative in any calendar year, the maximum royalty payable is $250,000.
USA (Alaska) — Kensington
The Kensington underground gold mine and associated milling facilities are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The Company controls 100% of the mine through Coeur Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau. Gold production at Kensington was 113,778 ounces of gold in 2018, which includes 8,208 ounces of gold from the Jualin underground mine before commercial production was declared in December 2018. At December 31, 2018, we reported 552,000 ounces of gold reserves at the Kensington mine.

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
USA (South Dakota) — Wharf
The Wharf mine is located in the northern Black Hills of western South Dakota, approximately four miles south and west of the city of Lead, South Dakota. Access is established by paved road with power supplied by a local power company. Coeur acquired the Wharf mine in 2015 and owns all of the issued and outstanding equity interests in Wharf and its wholly-owned subsidiary, Golden Reward Mining Limited Partnership (“Golden Reward”), the owners of the Wharf mine. Gold production from the Wharf mine was 76,840 ounces in 2018. At December 31, 2018, we reported 882,000 ounces of gold reserves at Wharf.
There are two contiguous property groups located at the Wharf mine; the Wharf Group and the Golden Reward Group, owned or controlled by wholly-owned subsidiaries of Coeur and Wharf Resources. The Wharf Group is generally described as the northern and western portions of the project, while the Golden Reward Group is generally described as the southern and eastern portion of the project.
The Wharf Group comprises 362 patented lode claims, 35 government lots, 123 subdivided lots, and 59 federal unpatented lode claims. The Wharf Group is comprised of approximately 3,591 net acres of surface, 652 net mineral acres where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres of non-Precambrian mineral estate, and 1,603 net mineral acres of Precambrian mineral estate and 287 net acres of federal unpatented lode claims. The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 34 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,564 net acres of surface estate, 2,988 net mineral acres of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres of Non-Precambrian mineral estate, 153 net mineral acres of Precambrian mineral estate and 25 net acres of federal unpatented lode claims.
The federal unpatented lode claims are maintained by the timely annual payment of claim maintenance fees, payable to the BLM. The patented lands are private land and therefore not subject to federal claim maintenance requirements. However, as private land, they are subject to ad valorem property taxes assessed by Lawrence County, South Dakota, which may be paid semi-annually.
The Wharf mine is a structurally controlled disseminated gold deposit, hosted by Paleozoic sedimentary rocks and Tertiary alkalic intrusive rocks. Mining has occurred at Wharf for over 30 years as an open pit heap leach operation. Host rocks are sandstones of the upper and lower members of the Cambrian Deadwood Formation and Tertiary alkalic intrusive sills. Alteration styles as well as age dates in the deposit demonstrate both lithological and structural control, which are completely unrelated to the nearby gold deposits at the Homestake Gold Mine in Lead, South Dakota.
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
Canada (British Columbia) — Silvertip

The Silvertip mine is located in British Columbia, Canada and consists of sixty-four (64) contiguous mineral claims containing approximately 39,375 hectares (97,298 acres) and two mining leases containing approximately 1,528 hectares (3,777 acres). In total, the Silvertip mine covers an area of approximately 40,904 hectares (101,076 acres). All mineral claims are valid for one year after recording. To maintain a claim, the recorded holder must, on or before the expiry date of the claim, either perform exploration and development work on that claim (or contiguous block of claims) and register such work online, or register a payment instead of exploration and development work. Silver, zinc and lead production from Silvertip was approximately 0.3 million ounces, 6.8 million pounds and 3.9 million in 2018, respectively, which includes 0.2 million ounces of silver, 2.6 million pounds of zinc and 1.8 million pounds of lead related to production before commercial production was declared in September 2018. At December 31, 2018, we reported 14.9 million ounces of silver reserves, 291.2 million pounds of zinc reserves and 197.5 million pounds of lead reserves at the Silvertip mine.
Silvertip maintains two mining leases which are also subject to the Mineral Tenure Act regulations. Coeur Silvertip’s mining leases cover 1,528.79 hectares (3,777.72 acres). Mining leases are held by making an annual rental payment of CAD20 per hectare. The mining leases expire 30 years after the grant date, and all leases held by Coeur Silvertip are valid until 2045 or later.
The Silvertip mine is a carbonate-hosted massive sulfide deposit. Economic mineralization occurs at the top of the McDame limestone, at or near the contact with the upper Earn Group sediments. Mineable massive sulfides form gently plunging tubes or cape-shaped mantos up to about 20 meters thick and 30 meters wide, and in places extend for at least 200 meters. Discordant, high-angle chimney feeders are also present and have been the target of recent underground exploration. Geologic contact between the massive sulfide and the host limestone can be sharp and easy to see in both drill core and underground mining. Mineralization consists of pyrite, pyrrhotite, sphalerite and argentiferous galena. Additionally, silver-bearing phases can include pyrargyrite-proustite, boulangerite-jamesonite and tetrahedrite (freibergite). The mineralizing event is assumed to be Late Cretaceous, which is consistent with other ore deposits in a belt that extends through the Yukon to southern Alaska.
Coeur Silvertip is obligated to pay a 2.5% net smelter returns royalty payable to Maverix Metals, Inc. on all mineral products produced from the Silvertip mine. Coeur Silvertip is also obligated to pay to Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 tons of mineralized material mined, and 1.00% thereafter, on all mineral leases that underlie the Silvertip mine and that were in existence at April 11, 2016. The Company is party to a formal agreement with the Kaska Nation dated December 12, 2013, under which the Company is obligated to make an annual payment to the Kaska Nation that is calculated based on financial performance of the Silvertip mine and can increase or decrease based on the average price of silver for the relevant calendar year.
Bolivia — San Bartolomé
In February 2018, the Company completed the Manquiri Divestiture. The San Bartolomé silver mine, and associated milling operation, operated by Manquiri, is located on the flanks of the Cerro Rico mountain bordering the town of Potosí, in the department of Potosí, Bolivia. Access to the property and Manquiri’s processing facilities is by paved and all-weather gravel roads leading south-southwest from Potosí. Silver was first discovered in the area around 1545. Mining of silver and lesser amounts of tin and base metals has been conducted nearly continuously since that time from multiple underground mines driven into Cerro Rico. Silver production from the San Bartolomé mine was approximately 0.6 million ounces through February 28, 2018, the completion date of the Manquiri Divestiture.

NEAR-MINE EXPLORATION
Exploration expense from continuing operations was $25.4 million, $30.3 million, and $12.9 million in 2018, 2017 and 2016, respectively. Capitalized drilling from continuing operations was $18.6 million in 2018 and $11.6 million in 2017. Coeur’s exploration program completed over 691,779 feet (210,857 meters) of combined core and reverse circulation drilling in 2018.
Mexico - Palmarejo
In 2018, exploration expense of $7.4 million was incurred, related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (142,441 feet or 43,416 meters). Expansion drilling focused primarily on Guadalupe, Independencia, La Nación underground mines, and several new discoveries including the Zapata, Madero, Hidalgo and Reforma veins. Capitalized drilling of $4.1 million related to infill resource conversion drilling in the Guadalupe, Independencia and La Nación ore bodies (110,655 feet or 33,728 meters). In 2017, exploration expense of $11.9 million related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (216,662 feet or 66,039 meters). Capitalized drilling of $3.7 million related to infill resource conversion drilling in the Guadalupe and Independencia ore bodies (72,061 feet or 21,694 meters).
In 2019, the Company expects to incur $4.0 million of exploration investment focused on discovery and expansion of mineralization at the northwestern and northern portion of Guadalupe Vein, northern Independencia, Hidalgo and Barrera Veins, northern La Bavisa vein, and discovery of Valentina and La Aurelia veins, located west of the Guadalupe mine. Additionally, the Company is planning for $5.0 million of conversion drilling in the Palmarejo, Nación, Guadalupe and Independencia ore bodies.
USA (Nevada) - Rochester
In 2018, resource expansion drilling expense was $0.3 million and capitalized resource infill drilling was $1.3 million. Exploration expense consisted of 4,070 feet (1,241 meters) testing areas in the Packard and South Charlie target areas, while resource conversion drilling consisted of 37,330 feet (11,378 meters) mainly within the Sunflower Resource and the main Rochester Pit. In 2017, exploration expense was $1.4 million and capitalized drilling was $1.3 million. Exploration expense consisted of 25,620 feet (7,809 meters) testing areas near Packard Pit, in the South Charlie target area and the new East Rochester deposit, while conversion drilling consisted of 23,238 feet (7,083 meters) mainly within the main Rochester Pit deposit. In 2019, the Company expects $0.9 million of exploration investment to drill testing several targets around Rochester, including condemnation drilling in support of the next planned leach pads. Additionally, $1.0 million in conversion drilling is planned to infill East Rochester and Sunflower-Southwest Rochester areas.
USA (Alaska) - Kensington
In 2018, exploration expense of $5.9 million consisted of 57,942 feet (17,661 meters) while $4.4 million of conversion drilling completed 35,294 feet (10,758 meters) to expand and define mineralization in the main Kensington and Raven deposits. Resource expansion drilling focused on testing new Ophir and Seward veins in the district, as well as expansion of Raven and main Kensington. In 2017, exploration expense of $8.6 million consisted of 77,730 feet (23,692 meters), while $5.7 million of conversion drilling completed 61,939 feet (18,879 meters) to expand and define mineralization in the main Kensington and Raven deposits. In 2019, the Company expects $2.0 million in exploration investment for additional discovery or expansion of mineralized material at Comet-Seward, upper and lower Elmira, upper Raven and the new Johnson Vein, and $3.2 million of resource conversion drilling at Elmira, Raven, lower and upper Kensington.
USA (South Dakota) - Wharf
In 2018, resource conversion drilling of $0.8 million completed 23,310 feet (7,105 meters) of drilling primarily within the Portland Ridge Main deposit with only a limited amount of exploration discovery drilling (3,750 feet or 1,143 meters) at Bald Mountain. In 2017, conversion drilling of $1.0 million completed 30,490 feet (9,293 meters) of drilling primarily within the Portland Main deposit with only a limited amount of exploration discovery drilling (1,290 feet or 393 meters) at Bald Mountain. In 2019, the Company does not plan on conducting on exploration drilling at Wharf.
Canada (British Columbia) - Silvertip
Exploration expense of $2.4 million consisted of 48,118 feet (14,666 meters) and capitalized resource infill drilling  consisting of $8.0 million consisted of 143,094 feet (43,615 meters). In 2019, the Company expects to spend $4.3 million of exploration investment focused on resource expansion.
ADVANCED-STAGE EXPLORATION PROPERTIES
USA (Nevada) — Sterling Project
After closing the acquisition of Northern Empire in October 2018, the Company continued drilling the Sterling Mine area, expending $0.9 million and completing 20,760 feet (6,328 meters) of expansion drilling, focused near the historic Sterling Mine and on areas considered for future mine infrastructure. The Sterling project is located near Beatty, Nevada and consists of two major clusters of resources, the Sterling Mine area and the northern Crown area, which contains the Daisy, Secret Pass and SNA historic resources. In 2019, the Company plans to spend $4.4 million on resource expansion drilling and $0.7 million on resource infill drilling.
EARLY-STAGE EXPLORATION PROPERTIES
In 2018, the Company invested $6.6 million in greenfields exploration, completing target analysis and regional exploration with a focus on projects in Wyoming, South Dakota and Nevada, USA and Sonora and Chihuahua, Mexico. A total of 17,330 feet (5,282 meters) of drilling was completed on two projects in the USA; Tonopah and Crow Springs, Nevada. A total of 47,686 feet (14,535 meters) were drilled at the La Morita Project, Chihuahua, Mexico. In 2017, the Company invested $5.5 million completing target analysis and regional exploration with a focus on projects in Nevada, USA and La Morita, Mexico. A total of 29,185 feet

(8,895 meters) of drilling was completed on two projects in the USA; Arabia, Nevada and Astoria, South Dakota, near Wharf. A total of 26,462 feet (8,066 meters) were drilled in Mexico at two projects; Todos Los Santos and La Morita, both in the state of Chihuahua. In 2019, the Company expects to invest $2.0 million in 2019 focused on new project reviews in the USA and Canada as well as drilling the El Sarape project, located in Sonora, Mexico.
OPERATING STATISTICS

	Palmarejo			Rochester
	2018	2017	2016	2018	2017	2016
Ore tons milled/placed	1,382,471	1,498,421	1,078,888	16,169,807	16,440,270	19,555,998
Ore grade gold (oz./ton)	0.10	0.09	0.08	0.004	0.003	0.003
Ore grade silver (oz./ton)	6.49	5.62	4.66	0.52	0.53	0.57
Recovery/Au oz. (%)	88.9	90.0	86.5	—	—	—
Recovery/Ag oz. (%)	83.8	86.0	88.4	—	—	—
Gold produced (oz.)	122,722	121,569	73,913	54,388	51,051	50,751
Silver produced (oz.)	7,516,390	7,242,082	4,442,164	5,037,983	4,713,574	4,564,138
Costs applicable to sales per silver equivalent oz.(1)	$8.48	$9.44	$10.72	$13.17	$13.15	$11.90
Costs applicable to sales per average spot silver equivalent oz.(1)	$7.25	$8.45	$9.73	$11.59	$12.04	$10.97

	Kensington			Wharf
	2018	2017	2016	2018	2017	2016
Ore tons milled/placed	641,058	668,727	620,209	4,923,774	4,560,441	4,268,105
Ore grade gold (oz./ton)	0.18	0.18	0.21	0.02	0.03	0.03
Recovery/Au oz. (%)	92.3	93.5	94.8	—	—	—
Gold produced (oz.) (2)	105,570	115,094	124,331	76,840	95,372	109,175
Costs applicable to sales per gold equivalent oz.(1)	$1,055	$922	$795	$880	$697	$606

	Silvertip			Endeavor
	2018	2017	2016	2018	2017	2016
Ore tons milled	49,454	—	—	—	133,904	219,430
Ore grade silver (oz./ton)	6.19	—	—	—	1.58	2.48
Ore grade zinc	6.2	—	—	—	—	—
Ore grade lead	4.0	—	—	—	—	—
Recovery/Ag oz. (%)	59.6	—	—	—	50.6	45.6
Recovery/Zn lb. (%)	67.8	—	—	—	—	—
Recovery/Pb lb. (%)	52.5	—	—	—	—	—
Silver produced (oz.) (3)	182,254	—	—	—	107,026	247,998
Zinc produced (lb.) (3)	4,181,033	—	—	—	—	—
Lead produced (lb.) (3)	2,072,013	—	—	—	—	—
Costs applicable to sales per silver equivalent oz.(1)	$57.64	$—	$—	$—	$6.96	$6.56
Costs applicable to sales per average spot silver equivalent oz.(1)	$48.66	$—	$—	$—	$—	$—
(1) See Non-GAAP Financial Performance Measures
(2) Excludes 8,208 ounces of gold which are excluded form the production numbers presented, unless otherwise noted.
(3) Excludes 0.2 million ounces of silver, 2.6 million pounds of zinc, 1.8 million pounds of lead which are excluded form the production numbers presented, unless otherwise noted.

OPERATING STATISTICS OF DISCONTINUED OPERATIONS

	San Bartolomé
	2018	2017	2016
Ore tons milled	221,171	1,509,708	1,666,787
Ore grade silver (oz./ton)	3.36	3.17	3.69
Recovery/Ag oz. (%)	86.5	89.3	88.8
Silver produced (oz.)	643,078	4,269,649	5,468,898
Costs applicable to sales per silver equivalent oz.(1)	$16.99	$17.44	$13.71
(1) See Non-GAAP Financial Performance Measures
PROVEN AND PROBABLE RESERVES

	Silver Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,283	4.97	6,376	8,118	5.39	43,788	9,401	5.34	50,164	84%
Rochester(5)	228,413	0.44	101,058	13,166	0.39	5,141	241,579	0.44	106,199	70%
Silvertip(6)	280	10.81	3,026	1,489	7.98	11,885	1,769	8.43	14,911	81%
Total Silver	229,976		110,460	22,773		60,814	252,749		171,274

	Gold Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Kensington(7)	1,600	0.186	298	986	0.258	254	2,586	0.213	552	95%
Palmarejo(4)	1,283	0.084	108	8,118	0.072	585	9,401	0.074	693	90%
Rochester(5)	228,413	0.003	657	13,166	0.002	27	241,579	0.003	684	92%
Wharf(8)	34,043	0.026	877	153	0.035	5	34,196	0.026	882	79%
Total Gold	265,339		1,940	22,423		871	287,762		2,811

	Zinc Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(6)	280	9.83	55,039	1,489	7.93	236,200	1,769	8.23	291,239	82%

	Lead Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(6)	280	7.53	42,156	1,489	5.22	155,305	1,769	5.58	197,461	88%

	Silver Reserves at December 31, 2017(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,571	3.81	5,978	9,414	4.36	41,033	10,985	4.28	47,011	88%
Rochester(5)	195,724	0.45	87,518	77,703	0.39	30,105	273,427	0.43	117,623	61%
San Bartolomé(9)	1,640	2.52	4,429	162	2.98	482	1,802	2.55	4,911	88%
Total Silver	198,935		97,925	87,279		71,620	286,214		169,545

	Gold Reserves at December 31, 2017(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Kensington(7)	1,284	0.202	254	1,389	0.197	266	2,673	0.199	520	95%
Palmarejo(4)	1,571	0.073	115	9,414	0.063	591	10,985	0.064	706	89%
Rochester(5)	195,724	0.003	598	77,703	0.002	159	273,427	0.003	757	92%
Wharf(8)	18,125	0.027	483	16,560	0.023	386	34,685	0.025	869	79%
Total Gold	216,704		1,450	105,066		1,402	321,770		2,852

(1)	Certain definitions:
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

(2)	Assumed metal prices for Mineral Reserves were $17.00 per ounce of silver, $1,250 per ounce of gold, $1.25 per pound zinc, $1.00 per pound lead.

(3)	Mineral reserve estimates were prepared by the Company’s technical staff.

(4)	The cutoff grade for mineral reserves is 2.5 to 2.6 g/tonne AuEq.

(5)	The cutoff grade for mineral reserves is 0.53 oz/ton AgEq.

(6)	The cutoff grade for mineral reserves is $130 to $160 net smelter return.

(7)	The cutoff grade for mineral reserves is 0.15 to 0.23 oz/ton Au.

(8)	The cutoff grade for mineral reserves is 0.012 oz/ton Au.

(9)	The cutoff grades for mineral reserves range from 81 to 107 g/tonne Ag based on material.
MINERALIZED MATERIAL

	Mineralized Material at December 31, 2018(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	8,149	4.30	0.056	—	—
Kensington Mine, USA(7)	2,681	—	0.250	—	—
Wharf Mine, USA(8)	8,696	—	0.034	—	—
Rochester Mine, USA(9)	198,994	0.35	0.002	—	—
Silvertip Mine, Canada(10)	1,292	6.47	—	4.07	8.58
La Preciosa Project, Mexico(11)	28,677	3.67	0.006	—	—
Lincoln Hill Project, USA(12)	32,310	0.32	0.011	—	—
Total Mineralized Material	280,799

	Mineralized Material at December 31, 2017(1)(2)(3)(4)
	Tons (000s)	Silver Grade (oz./ton)	Gold Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	8,074	3.35	0.046	—	—
San Bartolomé Mine, Bolivia(6)	4,087	3.42	—	—	—
Kensington Mine, USA(7)	2,878	—	0.271	—	—
Wharf Mine, USA(8)	7,710	—	0.023	—	—
Rochester Mine, USA(9)	179,885	0.36	0.002	—	—
Silvertip Mine, Canada(10)	2,589	10.26	—	6.74	9.41
La Preciosa Project, Mexico(11)	28,677	3.67	0.006	—	—
Total Mineralized Material	233,900

(1)	Assumed metal prices for estimated mineralized material were $20.00 per ounce of silver, $1,400 per ounce of gold, $1.30 per pound zinc, $1.05 per pound lead, and Sterling at $1,200 per ounce of gold.

(2)	Estimated with mining cost parameters and initial metallurgical test results.

(3)	Resource estimates were completed by company technical staff, except for La Preciosa which was completed by an external consultant supervised by technical company staff.

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

(5)	Cutoff grades for mineralized material is 2.4 to 2.5 g/tonne AuEq.

(6)	Cutoff grades for mineralized material is 95 g/tonne.

(7)	The cutoff grade for mineralized material is 0.13 to 0.20 oz/ton Au.

(8)	The cutoff grade for mineralized material is 0.010 oz/ton Au.

(9)	The cutoff grade for mineralized material is 0.45 oz/ton AgEq.

(10)	The cutoff grade for mineralized material is $130 net smelter return.

(11)	The cutoff grade for mineralized material is 121.71 g/ton AgEq for underground, and 71.86 g/t for surface mining.

(12)	The cutoff grade for mineralized material 0.10 g/t AuEq for oxide and 0.20 g/t AuEg for sulfide material.

Item 3.         Legal Proceedings
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
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol CDE.
On February 15, 2019, there were 203,305,545 outstanding shares of the Company’s common stock which were held by approximately 1,354 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2013 and ending December 31, 2018 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Detour Gold Corporation, Eldorado Gold Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, Royal Gold, Inc., SSR Mining Inc., Tahoe Resources Inc., and Yamana Gold Inc. (“Peer Group”).
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018
Coeur Mining	47.10	22.86	83.78	69.12	41.20
S&P 500 Index	113.69	115.26	129.05	157.22	150.33
Peer Group	97.15	86.21	132.61	146.04	141.08

The following performance graph compares the performance of the Company's common stock during the period beginning December 31, 2015 and ending December 31, 2018 to the S&P 500 and the Peer Group. The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the period.

	Dec. 2016	Dec. 2017	Dec. 2018
Coeur Mining	366.53	302.42	180.24
S&P 500 Index	111.96	136.40	130.42
Peer Group	180.12	210.45	183.35
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

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes.

	Year ended December 31,
In thousands except share data	2018	2017	2016	2015	2014
Revenue	$625,904	$709,598	$571,897	$561,407	$517,993
Costs applicable to sales	440,950	440,260	335,375	403,827	388,286
Income (loss) from continuing operations	(48,955)	10,925	22,435	(287,811)	(1,097,650)
Income (loss) from discontinued operations	550	(12,244)	32,917	(79,372)	(89,224)
Net income (loss)	$(48,405)	$(1,319)	$55,352	$(367,183)	$(1,186,874)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.06	$0.14	$(2.22)	$(10.72)
Income (loss) from discontinued operations	$—	$(0.07)	$0.21	$(0.61)	$(0.87)
Basic	$(0.26)	$(0.01)	$0.35	$(2.83)	$(11.59)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.06	$0.14	$(2.22)	$(10.72)
Income (loss) from discontinued operations	$—	$(0.07)	$0.20	$(0.61)	$(0.87)
Diluted	$(0.26)	$(0.01)	$0.34	$(2.83)	$(11.59)

	At December 31,
In thousands	2018	2017	2016	2015	2014
Total assets	$1,712,500	$1,701,175	$1,318,909	$1,332,489	$1,436,569
Reclamation and mine closure liabilities	$135,546	$120,832	$88,701	$74,958	$63,042
Debt, including current portion	$458,826	$411,322	$210,637	$485,505	$453,358
Stockholders’ equity	$852,512	$814,977	$768,487	$421,476	$554,328

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. We provide certain operational and financial data on a silver equivalent basis, converting gold to silver at a historical 60:1 ratio of silver ounces to gold ounces, zinc is converted at a historical 0.06:1 ratio of silver ounces to zinc pounds and lead is converted at a historical 0.05:1 ratio of silver ounces to lead pounds, unless otherwise noted. We also provide realized silver equivalent data determined by average spot gold, silver, zinc and lead prices during the relevant period.
Overview
We are primarily a gold and silver producer with five operating mines located in the United States, Canada and Mexico and several exploration projects in North America.
2018 Highlights

•
Higher gold and silver grades contributed to increased gold and silver production and lower costs applicable to sales per ounce at Palmarejo. Palmarejo’s higher grade La Nacion deposit, located between the Independencia and Guadalupe underground mines, is expected to commence production in the second half of 2019.

•
Rochester gold and silver production increased in 2018 driven by higher gold grades and the timing of recoveries. Rochester commenced construction of crushing system upgrades which includes the addition of a high-pressure grinding roll, or HPGR, that are expected to increase the timing and overall recovery of silver from heap leach activities, while lowering operating costs. Construction will be completed in the second quarter of 2019 with improved recoveries positively impacting production in the second half of 2019.

•
Kensington production declined and costs applicable to sales per gold ounce increased in the year primarily driven by lower throughput and recoveries. The higher grade Jualin mine reached commercial production in December and will supplement existing ore sources at Kensington in 2019 and is expected to contribute to increased production and lower costs applicable to sales per gold ounce in 2019.

•
Wharf gold production decreased and costs applicable to sales per gold ounce increased in 2018 as a result of unplanned weather-related downtime in the third quarter, the timing of leach pad recoveries and lower gold grades. Increased tons placed in 2018 are expected to increase production levels in 2019.

•
Silvertip achieved commercial production in September 2018, however, lower than expected production levels, grades and recovery rates as well as reduced plant availability contributed to unfavorable operating results at Silvertip and resulted in $26.7 million write-down of metal inventory. Progress towards a 1,100 ton per day (1,000 metric tonne per day) continues as the company is focused on improvements in four key areas: mill projects targeting higher availability, maintenance procedures and systems, supply chain and procurement and employee training and development. Recovery rates continued to improve throughout the fourth quarter and are expected to trend higher as mill consistency improves and the flotation circuit is optimized.

•
In October 2018, the Company acquired all of the issued and outstanding securities of Northern Empire not owned by the Company, for total consideration valued at approximately $73.6 million based on the issuance of approximately 12.1 million shares of Coeur common stock. Northern Empire’s principal asset is the Sterling Gold Project located in Nevada.

•
In November 2018, Coeur Rochester, Inc. acquired Lincoln Hill and related assets. Approximately 4.3 million Coeur shares were issued to Alio Gold shareholders upon closing of the acquisition, representing total consideration of approximately $19.0 million.

Selected Financial and Operating Results

	Year ended December 31,
In thousands	2018	2017	2016
Financial Results from Continuing Operations:
Metal sales	$625,904	$709,598	$568,617
Net income (loss)	$(48,955)	$10,925	$22,435
Net income (loss) per share, diluted	$(0.26)	$0.06	$0.14
Adjusted net income (loss)(1)	$(2,165)	$4,223	$15,601
Adjusted net income (loss) per share, diluted(1)	$(0.01)	$0.02	$0.10
EBITDA(1)	$87,102	$202,912	$142,612
Adjusted EBITDA(1)	$157,309	$203,340	$194,880
Operating Results from Continuing Operations:
Gold ounces produced (4)	359,520	383,086	358,170
Silver ounces produced(3)	12,787,203	12,126,217	9,359,444
Zinc pounds produced(3)	4,181,033	—	—
Lead pounds produced(3)	2,072,013	—	—
Silver equivalent ounces produced	34,712,866	35,111,377	30,849,644
Silver equivalent ounces produced (average spot price)	42,284,437	40,374,979	35,498,691
Gold ounces sold	350,508	410,604	338,131
Silver ounces sold	12,354,817	12,698,635	8,933,749
Zinc pounds sold	4,375,995	—	—
Lead pounds sold	2,648,920	—	—
Silver equivalent ounces sold	33,780,278	37,334,889	29,221,609
Silver equivalent ounces sold (average spot price)	41,174,363	42,976,574	33,610,549
Average realized price per gold ounce	$1,218	$1,204	$1,230
Average realized price per silver ounce	$15.65	$16.96	$17.08
Average realized price per zinc pound	$1.12	$—	$—
Average realized price per lead pound	$0.90	$—	$—
Costs applicable to sales per silver equivalent ounce(1)	$11.46	$10.70	$11.23
Costs applicable to sales per average spot silver equivalent ounce(1)	$9.89	$9.66	$10.29
Costs applicable to sales per gold equivalent ounce(1)	$982	$822	$705
All-in sustaining costs per silver equivalent ounce(1)	$18.59	$15.95	$16.16
All-in sustaining costs per average spot silver equivalent ounce(1)	$15.25	$13.86	$14.05
Financial and Operating Results from Discontinued Operations:(2)
Income (loss) from discontinued operations	$550	$(12,244)	$32,917
Silver ounces produced	643,078	4,269,649	5,468,898
Gold ounces produced	78	358	—
Silver equivalent ounces produced	647,758	4,291,129	5,468,898
Silver ounces sold	704,479	4,240,901	5,411,057
Gold ounces sold	292	111	—
Silver equivalent ounces sold	721,999	4,247,561	5,411,057

(1)	See “Non-GAAP Financial Performance Measures.”

(2)	Reported production and financial results include operations through February 28, 2018.

(3)
Prior to September 2018 commercial production date the Silvertip mine produced 0.2 million ounces of silver, 2.6 million pounds of zinc, and 1.8 million pounds of lead which are excluded from production numbers presented, unless otherwise noted.

(4)
Prior to December 2018 commercial production date the Jualin deposit at the Kensington mine produced 8,208 ounces of gold which are excluded from the production numbers presented, unless otherwise noted.

Consolidated Financial Results
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Revenue
Revenue decreased by $83.7 million as a result of fewer gold (15%) and silver (3%) ounces sold and an 8% decrease in average realized silver prices, partially offset by an increase in average realized gold prices (1%) and sales from Silvertip, which commenced commercial production in September 2018. The Company sold 12.4 million silver ounces, 350,508 gold ounces, 4.4 million zinc pounds and 2.6 million lead pounds compared to 12.7 million silver ounces and 410,604 gold ounces in the prior year. Gold contributed 68% of sales, silver contributed 31%, zinc contributed 1% and lead contributed less than 1% , compared to 70% of sales from gold and 30% from silver.
Costs Applicable to Sales
Costs applicable to sales remained comparable despite lower silver equivalent ounces sold due to a $26.7 million write-down of inventory at Silvertip, higher costs applicable to sales per gold ounce at Wharf and Kensington, partially offset by lower costs applicable to sales per silver ounce at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $18.1 million, or 12%, due to fewer silver equivalent ounces sold at all operating sites.
Expenses
General and administrative expenses decreased $2.3 million, or 7%, primarily due to lower compensation costs.
Exploration expense decreased $4.9 million, or 16%, as a result of lower exploration costs at Palmarejo, Rochester, Kensington and La Preciosa as the Company focused its exploration efforts on capitalized infill resource conversion drilling in 2018.
Pre-development, reclamation, and other expenses increased $1.1 million, or 6%, of which $3.4 million is attributable to the write-down of property, plant and equipment at Rochester.
Other Income and Expenses
Fair value adjustments, net, were a gain of $3.6 million due to a a net gain on equity securities of $3.0 million coupled with favorable fair value adjustment of zinc options. Effective January 1, 2018, as a result of ASU 2016-01, changes in the fair value of equity investments are recognized as fair value adjustments instead of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
Interest expense (net of capitalized interest of $1.2 million) increased to $24.4 million from $16.4 million, due to higher average debt levels related to the 2024 Senior Notes and the Facility.
Other, net was an expense of $24.7 million, as a result of the $18.6 million write-down of the receivable consideration from the Manquiri Divestiture, unfavorable foreign exchange rate movements, a write-down of $6.5 million related to the RMC receivable, partially offset by gains on the sale of non-core assets and investments in 2017.

Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2018	2017
Income and mining tax (expense) benefit at statutory rate	$14,052	$(14,037)
State tax provision from continuing operations	2,284	26
Change in valuation allowance	2,471	86,712
Effect of tax legislation	—	(88,174)
Percentage depletion	89	703
Uncertain tax positions	1,830	2,596
U.S. and foreign permanent differences	3,314	2,348
Foreign exchange rates	(3,973)	(14,180)
Foreign inflation and indexing	(2,374)	(2,346)
Foreign tax rate differences	(24)	2,929
Mining, foreign withholding, and other taxes	(3,857)	(11,274)
Other, net	2,968	5,699
Income and mining tax (expense) benefit	$16,780	$(28,998)
Income and mining tax benefit of approximately $16.8 million results in an effective tax rate of 26% for 2018. This compares to income tax expense of $29.0 million or effective tax rate of 73% for 2017. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The comparability of the Company’s income and mining tax (expense) benefit for the reported periods was primarily impacted by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes; (v) the non-recognition of tax assets and (vi) the impact of specific transactions. Therefore, the effective tax rate will fluctuate, sometimes significantly, year to year.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2018		2017
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(50,522)	$16,819	$10,099	$(5,635)
Canada	(43,793)	16,436	(3,176)	979
Mexico	32,073	(16,092)	28,631	(25,958)
Other jurisdictions	(3,493)	(383)	4,369	1,616
	$(65,735)	$16,780	$39,923	$(28,998)
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
The utilization of U.S. net operating loss carryforwards, tax credit carryforwards, and recognized built-in losses may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, tax credit carryforwards, and certain built-in losses upon an ownership change as defined under that Section. Generally, an ownership change may result from transactions that increase the aggregate ownership of certain shareholders in the Company’s stock by more than 50 percentage points over a three-year testing period. If the Company experiences an ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including net operating losses and certain other losses, credits, deductions or tax basis. Management has determined that the Company experienced ownership changes, for purposes of 382, during 2002, 2003, 2007, and 2015. Based on management’s calculations, the Company does not expect any of its U.S. tax attributes to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period. The U.S. federal tax credits and state net operating losses may potentially be limited as well. We continue to maintain a full valuation allowance on our U.S. net deferred tax assets since it is more likely than not that the related tax benefits will not be realized.
The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if the Company earns U.S. federal taxable income, it may be limited in the ability to (1) recognize current deductions on built-in loss assets and (2) offset this income with our pre-change net operating loss carryforwards and other tax credit carryforwards, which may be subject to limitations, potentially resulting in increased future tax liability to us. Under the new U.S. federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of future taxable income.
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $49.0 million, or $0.26 per share, compared to net income of $10.9 million, or $0.06 per share. The decrease in net income from continuing operations was impacted by lower operating margin per consolidated silver equivalent ounce that includes a write-down of $26.7 million at Silvertip of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in average realized silver prices, a write-down of $18.6 million on the consideration received from the Manquiri Divestiture, a receivable write-down of $6.5 million related to the RMC bankruptcy, a write-down of $3.4 million of property, plant and equipment at Rochester and higher interest expense.
Net Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $12.8 million, due to a $1.5 million gain on the sale of San Bartolomé in 2018, partially offset by lower production and higher unit costs.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Revenue
Revenue was higher resulting from a reduction of gold inventories carried over from 2016 that were sold in the first quarter of 2017 and a decrease in average realized silver and gold prices of 1% and 2%, respectively. The Company sold 12.7 million silver ounces and 410,604 gold ounces, compared to sales of 8.9 million silver ounces and 338,131 gold ounces. Gold contributed 70% of sales and silver contributed 30% compared to 73% of sales from gold and 27% from silver.
Costs Applicable to Sales
Costs applicable to sales increased due to higher silver and gold ounces sold and higher costs applicable to sales per gold ounce. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $30.0 million or 26%, primarily due to higher silver and gold ounces produced at Palmarejo.
Expenses
General and administrative expenses increased $4.3 million or 15% due to higher compensation, severance and professional service costs.
Exploration increased $17.4 million as a result of the Company’s expansion of near-mine drilling at Palmarejo, Kensington and Rochester, and regional exploration focused on projects in Nevada and Mexico.
Pre-development, reclamation, and other expenses increased $4.5 million or 31%, due to additional work at La Preciosa and Silvertip acquisition costs.
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
Other, net was a gain of $26.6 million, primarily due to a $21.1 million gain on the sale of the Joaquin project in Argentina and a $2.3 million gain on the repurchase of the Rochester royalty obligation.
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
Income and mining tax expense of approximately $29.0 million results in an effective tax rate of 73% for 2017. This compares to income tax benefit of $33.2 million or effective tax rate of 308% for 2016. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The comparability of the Company’s income and mining tax (expense) benefit for the reported periods was primarily impacted by (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes; (v) the non-recognition of tax assets (vi) the impact of specific transactions and (vii) the 2016 completion of a legal entity reorganization to integrate recent acquisitions. Therefore, the effective tax rate will fluctuate, sometimes significantly, year to year.
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
On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year

2018” which makes widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.
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
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $10.9 million, or $0.06 per share, compared to net income of $22.4 million, or $0.14 per share. The decrease in net income from continuing operations is primarily due to a significant tax benefit realized in 2016 and lower realized silver and gold prices, partially offset by a $21.1 million gain on the sale of the Joaquin project, lower interest expense, lower all-in sustaining costs per silver equivalent ounce and higher silver and gold production.
Net Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income decreased $45.2 million, primarily due to lower production, higher unit costs and a tax benefit realized in 2016 with regard to San Bartolomé.

2019 Guidance Framework
Following a comprehensive review of the Company’s historical guidance framework, Coeur is modifying both its production and cost guidance framework for 2019. Key changes include:

•	Elimination of silver equivalence - Production and unit cost guidance will focus on site-level figures by metal rather than silver equivalent units

•	Change in unit cost methodology - Site-level unit cost figures will be presented on a co-product basis, with the exception of Wharf, which will be presented on a by-product basis

•	Elimination of all-in-sustaining costs (“AISC”) - The Company will no longer provide guidance or financial reporting on AISC

•	Price and foreign exchange assumptions - The Company will note key price and foreign exchange assumptions underpinning guidance ranges
Coeur plans to discontinue its reporting of silver equivalent metrics and begin providing cost metrics on a co-product basis (or by-product, in the case of Wharf) in conjunction with its first quarter 2019 financial results.
2019 Production Guidance

	Gold	Silver	Zinc	Lead
	(oz)	(K oz)	(K lbs)	(K lbs)
Palmarejo	95,000 - 105,000	6,500 - 7,200	—	—
Rochester	40,000 - 50,000	4,200 - 5,000	—	—
Kensington	117,000 - 130,000	—	—	—
Wharf	82,000 - 87,000	—	—	—
Silvertip	—	1,500 - 2,500	25,000 - 40,000	20,000 - 35,000
Total	334,000 - 372,000	12,200 - 14,700	25,000 - 40,000	20,000 - 35,000
2019 Costs Applicable to Sales Guidance(1)

	Gold	Silver	Zinc	Lead
	($/oz)	($/oz)	($/lb)	($/lb)
Palmarejo (co-product)	$650 - $750	$9.00 - $10.00	—	—
Rochester (co-product)	$1,000 - $1,100	$12.50 - $13.50	—	—
Kensington	$950 - $1,050	—	—	—
Wharf (by-product)	$850 - $950	—	—	—
Silvertip (co-product)	—	$14.00 - $16.00	$1.00 - $1.25	$0.85 - $1.05
(1) See “Non-GAAP Financial Performance Measures.”

2019 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$70 - $80
Capital Expenditures, Development	$30 - $40
Exploration, Expensed	$18 - $22
Exploration, Capitalized	$8 - $12
General & Administrative Expenses	$32 - $36

Note: The Company’s guidance figures assume $1,275/oz. gold, $15.50/oz. silver, $1.15/lb. zinc and $0.95/lb. lead as well as USD/CAD of $0.77 and USD/MXN of $0.05.

Results of Continuing Operations
The Company produced 12.8 million ounces of silver, 359,520 ounces of gold, 4.2 million pounds of zinc and 2.1 million pounds of lead in the year ended December 31, 2018, compared to 12.1 million ounces of silver and 383,086 ounces of gold in the year ended December 31, 2017. Silver production increased 5%, due to higher grade at Palmarejo, timing of recoveries at Rochester and commencement of commercial production at Silvertip. Gold production decreased 6% as a result of lower mill throughput at Kensington and unplanned weather related downtime in the third quarter and timing of leach pad recoveries at Wharf, partially offset by the timing of recoveries at Rochester.
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
Costs applicable to sales were $9.89 per average spot silver equivalent ounce ($11.46 per silver equivalent ounce) and $982 per gold equivalent ounce in the year ended December 31, 2018 compared to $9.66 per average spot silver equivalent ounce ($10.70 per silver equivalent ounce) and $822 per gold equivalent ounce in the year ended December 31, 2017. Costs applicable to sales per silver equivalent ounce increased 7% as a result of a higher initial unit costs at Silvertip. Costs applicable to sales per gold equivalent ounce increased 19% in the year ended December 31, 2018 due to higher unit costs at Kensington and Wharf.
Costs applicable to sales were $9.66 per average spot silver equivalent ounce ($10.70 per silver equivalent ounce) and $822 per gold equivalent ounce in the year ended December 31, 2017 compared to $10.29 per average spot silver equivalent ounce ($11.23 per silver equivalent ounce) and $705 per gold equivalent ounce in the year ended December 31, 2016. Costs applicable to sales per silver equivalent ounce decreased 5% due to lower unit costs at Palmarejo while costs applicable to sales per gold equivalent ounce increased 17% in the year ended December 31, 2017 due to higher unit costs at Kensington and Wharf.
All-in sustaining costs were $15.25 per average spot silver equivalent ounce ($18.59 per silver equivalent ounce) in the year ended December 31, 2018, compared to $13.86 per average spot silver equivalent ounce ($15.95 per silver equivalent ounce) in the year ended December 31, 2017. The 17% increase was primarily due to higher Silvertip ramp up costs and higher sustaining capital related to underground development at Palmarejo, Silvertip, Kensington, partially offset by lower general administrative costs and exploration costs.
All-in sustaining costs were $13.86 per average spot silver equivalent ounce ($15.95 per silver equivalent ounce) in the year ended December 31, 2017, compared to $14.05 per average spot silver equivalent ounce ($16.16 per silver equivalent ounce) in the year ended December 31, 2016. The 1% decrease was primarily due to lower sustaining capital, partially offset by higher costs applicable to sales per consolidated silver equivalent ounce, higher general and administrative costs and higher exploration expense.
Palmarejo

	Year ended December 31,
	2018	2017	2016
Tons milled	1,382,471	1,498,421	1,078,888
Gold ounces produced	122,722	121,569	73,913
Silver ounces produced	7,516,390	7,242,082	4,442,164
Silver equivalent ounces produced	14,879,710	14,536,222	8,876,944
Silver equivalent ounces produced (average spot price)	17,428,646	16,206,580	9,836,335
Gold ounces sold	115,592	131,743	59,081
Silver ounces sold	7,229,179	7,586,154	3,993,451
Costs applicable to sales per silver equivalent oz(1)	$8.48	$9.44	$10.72
Costs applicable to sales per average spot silver equivalent oz(1)	$7.25	$8.45	$9.73
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Silver equivalent production increased 2% resulting from higher silver and gold grades, which in turn, contributed to a 10% decrease in costs applicable to sales per ounce. Metal sales were $245.8 million, or 40% of Coeur’s metal sales, compared with $274.8 million, or 38% of Coeur’s metal sales. Amortization decreased to $60.7 million primarily due to lower ounces sold. Capital expenditures remained comparable at $29.4 million. Capital expenditures focused on underground development at Guadalupe, Independencia and La Nacion, conversion drilling and the implementation of the new on-site absorption, desorption, and recovery plant.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Silver equivalent production increased 64% due to higher mining rates from Guadalupe and Independencia and higher silver and gold grades, partially offset by lower silver recovery. Metal sales were $274.8 million, or 38% of Coeur’s metal sales, compared with $141.3 million, or 24% of Coeur’s metal sales. Costs applicable to sales per ounce decreased 12% as a result of higher production. Amortization increased to $73.7 million compared to $36.6 million, primarily due to higher production from Guadalupe and Independencia. Capital expenditures decreased to $29.9 million due to lower underground development at Independencia. Capital expenditures focused on underground development and conversion drilling.
Rochester

	Year ended December 31,
	2018	2017	2016
Tons placed	16,169,807	16,440,270	19,555,998
Gold ounces produced	54,388	51,051	50,751
Silver ounces produced	5,037,983	4,713,574	4,564,138
Silver equivalent ounces produced	8,301,263	7,776,634	7,609,198
Silver equivalent ounces produced (average spot price)	9,430,902	8,478,075	8,267,946
Gold ounces sold	52,789	54,642	49,320
Silver ounces sold	4,854,579	4,931,368	4,583,540
Costs applicable to sales per silver equivalent oz(1)	$13.17	$13.15	$11.90
Costs applicable to sales per average spot silver equivalent oz(1)	$11.59	$12.04	$10.97
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Silver equivalent production increased 7% due to the timing of recoveries, partially offset by lower tons placed, which were anticipated following the decommissioning of a crusher. Metal sales were $141.8 million, or 23% of Coeur’s metal sales, compared with $152.7 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce and amortization remained comparable at $13.17 and $20.9 million, respectively. Capital expenditures decreased to $9.9 million from $40.9 million due to the completion of the Stage IV leach pad expansion in 2017. Capital expenditures focused on the purchase of mining equipment.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Silver equivalent production increased 2% due to the timing of recoveries, partially offset by lower tons placed. Metal sales were $152.7 million, or 22% of Coeur’s metal sales, compared with $139.9 million, or 25% of Coeur’s metal sales. Costs applicable to sales per silver equivalent ounce increased 11% due to lower tons placed. Amortization increased to $22.3 million due to higher production. Capital expenditures increased to $40.9 million compared to $16.4 million due to the completion of the Stage IV leach pad expansion.

Kensington

	Year ended December 31,
	2018	2017	2016
Tons milled	641,058	668,727	620,209
Gold ounces produced(2)	105,570	115,094	124,331
Gold ounces sold	$106,555	$125,982	$121,688
Costs applicable to sales/oz(1)	$1,055	$922	$795

(1)	See Non-GAAP Financial Performance Measures.

(2)
Prior to declaring commercial production in December, 2018, the Kensington mine produced 8,208 ounces sourced from the Jualin deposit, which are excluded from production numbers presented, unless otherwise noted.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Gold production decreased 8% due to lower mill throughput resulting from lower mine ore production. Including the 8,208 gold ounces that were sourced from the Jualin deposit before commercial production was declared in December, gold production decreased by 1%. Metal sales were $132.9 million, or 21% of Coeur’s metal sales, compared to $154.5 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were 14% higher, primarily due to higher contractor costs and higher diesel costs. Amortization decreased to $29.5 million from $36.0 million due to higher life of mine reserves and lower ounces sold. Capital expenditures increased to $44.7 million resulting from increased underground development at Kensington, Jualin and Raven and higher mining equipment expenditures.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
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
Wharf

	Year ended December 31,
	2018	2017	2016
Tons placed	4,923,774	4,560,441	4,268,105
Gold ounces produced	76,840	95,372	109,175
Silver ounces produced	50,576	63,535	105,144
Gold equivalent ounces produced(1)	77,683	96,431	110,927
Gold ounces sold	75,572	98,237	108,042
Silver ounces sold	48,085	74,086	94,680
Costs applicable to sales per gold equivalent oz(1)	$880	$697	$606

(1)	See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Gold equivalent production decreased 19% due to unplanned weather-related events and timing of leach pad recoveries. Metal sales were $96.5 million, or 15% of Coeur’s metal sales, compared to $125.9 million, or 18% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 26% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017 and higher equipment rental and diesel costs. Amortization decreased to $11.1 million due to lower ounces sold. Capital expenditures decreased to $3.4 million due to lower mining equipment and process plant expenditures.
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Gold equivalent production decreased 13% due to lower grade, partially offset by higher tons placed. Metal sales were $125.9 million, or 18% of Coeur’s metal sales, compared to $136.7 million, or 24% of Coeur’s metal sales. Costs applicable to sales per gold equivalent ounce increased 15% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit and higher blasting costs. Amortization was $13.0 million compared to $20.6 million due to lower production and higher life of mine reserves. Capital expenditures increased to $8.8 million due to mining equipment and process plant expenditures.

Silvertip

	Year ended December 31,
	2018	2017	2016
Tons milled	49,454	—
Silver ounces produced(2)	182,254	—
Zinc pounds produced(2)	4,181,033	—
Lead pounds produced(2)	2,072,013	—
Silver equivalent ounces produced	536,717	—
Silver equivalent ounces produced (average spot price)	641,057	—
Silver ounces sold	222,974	—	—
Zinc pounds sold	4,375,995	—	—
Lead pounds sold	2,648,920	—	—
Costs applicable to sales per silver equivalent oz(1)	$57.64	$—
Costs applicable to sales per average spot silver equivalent oz(1)	$48.66	$—

(1)	See Non-GAAP Financial Performance Measures.

(2)
Prior to September 1, 2018 commercial production date the Silvertip mine produced 0.2 million ounces of silver, 2.6 million pounds of zinc, and 1.8 million pounds of lead which are excluded from production numbers presented, unless otherwise noted.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017
The Company acquired Silvertip in October 2017. In September 2018, Silvertip commenced commercial production. Metal sales were $8.9 million, or 1% of Coeur’s metal sales. Costs applicable to sales per ounce were impacted by a $26.7 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in metal prices. Amortization was $5.2 million. Capital expenditures were $52.9 million primarily related to pre-production capital, underground mine development and capitalized exploration spending.
Endeavor Silver Stream

	Year ended December 31,
	2018	2017	2016
Tons milled	—	133,904	219,430
Silver ounces produced	—	107,026	247,998
Costs applicable to sales/oz(1)	$—	$6.96	$6.56

(1)	See Non-GAAP Financial Performance Measures.
In July 2017, the Company sold the Endeavor Silver Stream and its remaining portfolio of royalties for total consideration of $13.0 million to Metalla Royalty & Streaming Ltd. Reported production and financial results include operations through May 2017 in accordance with the terms of the sale agreement.

Liquidity and Capital Resources
At December 31, 2018, the Company had $118.1 million of cash and cash equivalents. Cash and cash equivalents decreased $77.0 million in the year ended December 31, 2018 primarily due to lower silver prices, pre-production capital expenditures to advance Silvertip toward commercial production in conjunction with Silvertip operating costs and income, mining tax payments at Palmarejo and lower operating margin.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 was $20.1 million,$197.2 million and $96.5 million, respectively. Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Year ended December 31,
	2018	2017	2016
Consolidated silver equivalent ounces sold	33,780,278	37,334,889	29,221,609
Average realized price per consolidated silver equivalent ounce (1)	$18.53	$19.01	$19.46
Costs applicable to sales per consolidated silver equivalent ounce (2)	(13.05)	(11.79)	(11.48)
Operating margin per consolidated silver equivalent ounce	$5.48	$7.22	$7.98

(1)
Calculated by dividing the Company’s total metal sales by total silver equivalent ounces (based on a historical 60:1 ratio of silver ounces to gold ounces, 0.06:1 ratio of silver ounces to zinc pounds and 0.05:1 ratio of silver ounces to lead pounds).

(2)	See Non-GAAP Financial Performance Measures.

	Year ended December 31,
In thousands	2018	2017	2016
Cash flow before changes in operating assets and liabilities	$112,350	$145,201	$141,384
Changes in operating assets and liabilities:
Receivables	(9,260)	18,895	(2,783)
Prepaid expenses and other	4,876	(2,015)	(4,420)
Inventories	(44,488)	23,517	(34,610)
Accounts payable and accrued liabilities	(43,370)	11,562	(3,110)
Cash provided by continuing operating activities	$20,108	$197,160	$96,461
Cash provided by operating activities decreased $177.1 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to lower sales of gold and silver (15% and 3%, respectively) at a lower operating margin per consolidated silver equivalent ounce. In addition, Silvertip incurred higher than anticipated operating costs that included a $26.7 million write-down of metals inventory, and income and mining tax payments made by Coeur Mexicana in 2018 pertaining to 2017 Palmarejo earnings. Revenue for the year ended December 31, 2018 decreased $83.7 million, $72.8 million of which was due to lower silver equivalent ounces sold and $10.9 million was due to lower average realized prices.
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

Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the year ended December 31, 2018 was $102.0 million compared to net cash used in investing activities of $277.2 million in the year ended December 31, 2017. Cash used in investing activities decreased $175.2 million primarily due to the cash component of the Silvertip acquisition consideration paid in 2017, 2018 payments received totaling $19.0 million related to the Manquiri Divestiture, partially offset by a $4.0 million increase in capital expenditures. The Company had capital expenditures of $140.8 million in the year ended December 31, 2018 compared with $136.7 million in the year ended December 31, 2017. Capital expenditures in the year ended December 31, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington. Capital expenditures in the year ended December 31, 2017 were primarily related to underground development at Palmarejo, Silvertip and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion at Rochester.
Net cash used in investing activities in the year ended December 31, 2017 was $277.2 million compared to $70.8 million in the year ended December 31, 2016. In the year ended December 31, 2017, the Company acquired Silvertip, purchased strategic equity investments, and increased capital expenditures by $42.4 million, but also realized proceeds from the sale of the Joaquin project. The Company had capital expenditures of $136.7 million in the year ended December 31, 2017 compared with $94.4 million in the year ended December 31, 2016. Capital expenditures in the year ended December 31, 2017 were primarily related to underground development at Palmarejo, Silvertip and Kensington, capitalized conversion drilling, and the Stage IV leach pad expansion at Rochester. Capital expenditures in the year ended December 31, 2016 were primarily related to underground development at Palmarejo and Kensington.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash used in financing activities in the year ended December 31, 2018 was $5.2 million compared to net cash provided by financing activities of $135.8 million in the year ended December 31, 2017. During the year ended December 31, 2018, the Company drew $35.0 million, net, from the Facility to repay a debt obligation of Silvertip and to finance working capital and general corporate purposes. During the year ended December 31, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes and drew $100.0 million from the Facility to partially fund the Silvertip acquisition consideration, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums.
Net cash provided by financing activities in the year ended December 31, 2017 was $135.8 million compared to net cash used in financing activities of $75.6 million in the year ended December 31, 2016. During the year ended December 31, 2017, the Company received net proceeds of approximately $245.0 million from the issuance of the 2024 Senior Notes and drew $100.0 million from the Facility, to partially fund the Silvertip acquisition consideration, partially offset by the repurchase of the 2021 Senior Notes for $185.5 million, including premiums. During the year ended December 31, 2016, the Company voluntarily repaid the $100.0 million Term Loan due 2020 (“Term Loan”) for $103.4 million and redeemed $190 million aggregate principal amount of its 2021 Senior Notes. The Company also received net proceeds of $269.6 million from the sale of 26.9 million shares of its common stock in connection with the $75.0 million and $200.0 million “at the market” stock offerings. Payments of $27.2 million were made in 2016 under the Palmarejo gold production royalty that terminated in July 2016. Coeur Mexicana now sells 50% of Palmarejo gold production (excluding production from Independencia Este) for the lesser of $800 or spot price per ounce under a gold stream agreement.
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A, Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia. The Credit Agreement provided for a $200.0 million senior secured revolving credit facility (the “Facility”), which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement. The Facility originally had a term of four years. Loans under the Facility will bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.
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

In October 2018, the Company executed an amendment to the Credit Agreement (the “Amendment”) to increase the Facility by $50.0 million and extend the term by approximately one year. The Credit Agreement, as amended by the Amendment, continues to be fully and unconditionally guaranteed by certain subsidiaries of the Company. At December 31, 2018, the interest rate of the Facility was 4.754% and $115.0 million in undrawn capacity was available under the Facility. The Company has swapped $50.0 million of variable rate debt under the Facility to fixed rate debt through an interest rate swap.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2018 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations:
2024 Senior Notes	$250,000	$—	$—	$—	$250,000
Revolving Credit Facility(1)	135,000	—	—	135,000	—
Interest on debt	111,447	23,006	46,013	36,308	6,120
	496,447	23,006	46,013	171,308	256,120

Capital lease obligations(2)	94,668	28,433	45,592	19,620	1,023

Operating lease obligations:
Hyak mining lease (Kensington mine)	879	291	588	—	—
Operating leases	102,760	15,941	30,169	28,964	27,686
	103,639	16,232	30,757	28,964	27,686
Other long-term obligations:
Reclamation and mine closure(3)	334,743	6,552	41,281	16,239	270,671
Severance payments(4)	6,706	—	—	—	6,706
Unrecognized tax benefits(5)	6,048	—	—	—	—
	347,497	6,552	41,281	16,239	277,377
Total	$1,042,251	$74,223	$163,643	$236,131	$562,206

(1)	The Facility has a variable interest rate and, accordingly, the Company has estimated future interest payable.

(2)	The Company has entered into various capital lease agreements for commitments primarily over the next five years.

(3)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim mining properties. This amount will decrease as reclamation work is completed. Amounts shown on the table are undiscounted.

(4)	Accrued government-mandated severance at the Palmarejo complex.

(5)	The Company is unable to reasonably estimate the timing of recognition of unrecognized tax benefits beyond 2018 due to uncertainties in the timing of the effective settlement of tax positions.
Environmental Compliance Expenditures
For the years ended December 31, 2018, 2017, and 2016, the Company spent $7.9 million, $6.5 million, and $6.9 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2019 will be approximately $9.5 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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
Write-downs
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver, gold zinc and lead prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. During 2016 we recorded impairment an of $4.4 million to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. Results of operations for the year ended December 31, 2017 include a $3.4 million write-down of assets to expected realizable value, included in Income (loss) from discontinued operations.
Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver, gold, zinc and lead that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
Silver, gold. zinc and lead prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional Write-downs.
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
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2019 and the Company plans to adopt it using the cumulative-effect adjustment transition method approved by the FASB in July 2018, which does not require the Company to recast the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has elected to utilize the transition related practical expedients permitted by the new standard. In addition to existing capital leases and other financing obligations, the adoption of the new standard will result in the recognition of additional right-of-use assets and lease liabilities related to operating leases of approximately $65.0 million. The Company does not expect there will be a material impact to the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows or an impact on the Company’s debt covenant calculations as a result of the adoption of ASU 2016-02. The Company is in the process of assessing the required disclosures of the new standard, and expects to provide additional qualitative and quantitative disclosures related to leasing arrangements upon adoption.

Other Liquidity Matters
We believe that our liquidity and capital resources in the U.S. are adequate to fund our U.S. operations and corporate activities. The Company has asserted indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.

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

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 21 -- to the Consolidated Financial Statements. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
Adjusted Net Income (Loss)
Management uses Adjusted net income (loss) to evaluate the Company’s operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income (loss) reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management’s determination of the components of Adjusted net income (loss) are evaluated periodically and is based, in part, on a review of non-GAAP financial measures used by mining industry analysts. The tax effect of adjustments are based on statutory tax rates and the Company’s tax attributes, including the impact through the Company’s valuation allowance. The combined effective rate of tax adjustments may not be consistent with the statutory tax rates or the Company’s effective tax rate due to jurisdictional tax attributes and related valuation allowance impacts which may minimize the tax effect of certain adjustments and may not apply to gains and losses equally. Adjusted net income (loss) is reconciled to Net income (loss) in the following table:

	Year ended December 31,
In thousands except per share amounts	2018	2017	2016
Net income (loss)	$(48,405)	$(1,319)	$55,352
(Income) loss from discontinued operations, net of tax	(550)	12,244	(32,917)
Fair value adjustments, net	(3,638)	864	11,581
Impairment of equity and debt securities	—	426	703
Write-downs	—	—	4,446
Inventory write-downs	—	—	3,689
Gain on sale of Joaquin project	—	(21,138)	—
(Gain) loss on sale of assets and securities	(19)	1	(11,334)
Gain on repurchase of Rochester royalty	—	(2,332)	—
(Gain) loss on debt extinguishment	—	9,342	21,365
Mexico inflation adjustment	(1,939)	—	—
Transaction costs	5	3,757	1,199
Deferred tax on reorganization (gain)	—	—	(40,767)
Interest income on notes receivables	(1,776)	—	—
Manquiri sale consideration write-down	18,599	—	—
Silvertip start-up write-down	26,720	—	—
Rochester In-Pit crusher write-down	3,441	—	—
Receivable write-down	6,536	—	—
Foreign exchange loss (gain)	8,611	1,562	(299)
Tax effect of adjustments(1)	(9,750)	816	2,583
Adjusted net income (loss)	$(2,165)	$4,223	$15,601

Adjusted net income (loss) per share - Basic	$(0.01)	$0.02	$0.10
Adjusted net income (loss) per share - Diluted	$(0.01)	$0.02	$0.10

(1)	For the year ended December 31, 2018, tax effect of adjustments of $9.8 million (-20%) is primarily related to the write-down of Silvertip start-up costs.

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
EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the 2024 Senior Notes Indenture and the Facility to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Year ended December 31,
In thousands except per share amounts	2018	2017	2016
Net income (loss)	$(48,405)	$(1,319)	$55,352
(Income) loss from discontinued operations, net of tax	(550)	12,244	(32,917)
Interest expense, net of capitalized interest	24,364	16,440	36,896
Income tax provision (benefit)	(16,780)	28,998	(33,247)
Amortization	128,473	146,549	116,528
EBITDA	87,102	202,912	142,612
Fair value adjustments, net	(3,638)	864	11,581
Impairment of equity and debt securities	—	426	703
Foreign exchange (gain) loss	9,069	(1,281)	11,455
Gain on sale of Joaquin project	—	(21,138)	—
(Gain) loss on sale of assets and securities	(19)	1	(11,334)
Gain on repurchase of Rochester royalty	—	(2,332)	—
Loss on debt extinguishment	—	9,342	21,365
Mexico inflation adjustment	(1,939)	—	—
Transaction costs	5	3,757	1,199
Interest income on notes receivables	(1,776)	—	—
Manquiri sale consideration write-down	18,599	—	—
Silvertip start-up write-down	26,720	—	—
Rochester In-Pit crusher write-down	3,441	—	—
Receivable write-down	6,536	—	—
Asset retirement obligation accretion	11,116	8,983	7,263
Inventory adjustments and write-downs	2,093	1,806	5,590
Write-downs	—	—	4,446
Adjusted EBITDA	$157,309	$203,340	$194,880
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

Year Ended December 31, 2018

	Silver				Gold			Total
In thousands except per ounce amounts	Palmarejo	Rochester	Silvertip	Total	Kensington	Wharf	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$180,832	$126,586	$40,855	$348,273	$141,872	$78,273	$220,145	$568,418
Amortization	60,744	20,909	5,235	86,888	29,508	11,072	40,580	127,468
Costs applicable to sales	$120,088	$105,677	$35,620	$261,385	$112,364	$67,201	$179,565	$440,950
Silver equivalent ounces sold	14,164,699	8,021,919	617,980	22,804,598				33,780,278
Gold equivalent ounces sold					106,555	76,373	182,928
Costs applicable to sales per ounce	$8.48	$13.17	$57.64	$11.46	$1,055	$880	$982	$13.05

Costs applicable to sales per average spot ounce	$7.25	$11.59	$48.66	$9.89				$10.71

Costs applicable to sales								$440,950
Treatment and refining costs								5,469
Sustaining capital(1)								100,871
General and administrative								31,345
Exploration								25,397
Reclamation								18,668
Project/pre-development costs								5,266
All-in sustaining costs								$627,966
Silver equivalent ounces sold								22,804,598
Kensington and Wharf silver equivalent ounces sold								10,975,680
Consolidated silver equivalent ounces sold								33,780,278
All-in sustaining costs per silver equivalent ounce								$18.59

Consolidated silver equivalent ounces sold (average spot)								41,178,098
All-in sustaining costs per average spot silver equivalent ounce								$15.25

(1)	Excludes development capital for Jualin and Silvertip.

Year Ended December 31, 2017

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$219,920	$130,227	$1,046	$351,193	$152,118	$82,334	$234,452	$585,645
Amortization	73,744	22,306	301	96,351	36,022	13,012	49,034	145,385
Costs applicable to sales	$146,176	$107,921	$745	$254,842	$116,096	$69,322	$185,418	$440,260
Silver equivalent ounces sold	15,490,734	8,209,888	107,027	23,807,649				37,334,889
Gold equivalent ounces sold					125,982	99,472	225,454
Costs applicable to sales per ounce	$9.44	$13.15	$6.96	$10.70	$922	$697	$822	$11.79

Costs applicable to sales per average spot ounce	$8.45	$12.04		$9.66				$10.24

Costs applicable to sales								$440,260
Treatment and refining costs								5,912
Sustaining capital(1)								65,010
General and administrative								33,616
Exploration								30,311
Reclamation								14,910
Project/pre-development costs								5,543
All-in sustaining costs								$595,562
Silver equivalent ounces sold								23,807,649
Kensington and Wharf silver equivalent ounces sold								13,527,240
Consolidated silver equivalent ounces sold								37,334,889
All-in sustaining costs per silver equivalent ounce								$15.95

Consolidated silver equivalent ounces sold (average spot)								42,969,841
All-in sustaining costs per average spot silver equivalent ounce								$13.86

(1)	Excludes development capital for Jualin, Guadalupe South Portal, Rochester expansion permitting, Wharf denitrification plant, and Silvertip.

Year Ended December 31, 2016

	Silver				Gold
In thousands except per ounce amounts	Palmarejo	Rochester	Endeavor	Total	Kensington	Wharf	Total	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$117,419	$111,564	$2,363	$231,346	$131,518	$87,000	$218,518	$449,864
Amortization	36,599	21,838	644	59,081	34,787	20,621	55,408	114,489
Costs applicable to sales	$80,820	$89,726	$1,719	$172,265	$96,731	$66,379	$163,110	$335,375
Silver equivalent ounces sold	7,538,311	7,542,740	262,078	15,343,129				29,221,609
Gold equivalent ounces sold					121,688	109,620	231,308
Costs applicable to sales per ounce	$10.72	$11.90	$6.56	$11.23	$795	$606	$705	$11.48

Costs applicable to sales per average spot ounce	$9.73	$10.97		$10.29				$9.98

Costs applicable to sales								$335,375
Treatment and refining costs								4,307
Sustaining capital(1)								71,134
General and administrative								29,275
Exploration								12,930
Reclamation								13,291
Project/pre-development costs								5,779
All-in sustaining costs								$472,091
Silver equivalent ounces sold								15,343,129
Kensington and Wharf silver equivalent ounces sold								13,878,480
Consolidated silver equivalent ounces sold								29,221,609
All-in sustaining costs per silver equivalent ounce								$16.16

Consolidated silver equivalent ounces sold (average spot)								33,600,783
All-in sustaining costs per average spot silver equivalent ounce								$14.05

(1)	Excludes development capital for Jualin, Independencia, Guadalupe South Portal and Rochester expansion permitting.

Reconciliation of Costs Applicable to Sales for 2019 Guidance

In thousands except per ounce amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$196,310	$131,918	$154,285	$90,299	$156,417	$729,229
Amortization	62,808	21,606	36,909	11,583	57,177	190,083
Costs applicable to sales	$133,502	$110,312	$117,376	$78,716	$99,240	$539,146
By-Product Credit	—	—	—	(1,167)	—	(1,167)
Adjusted costs applicable to sales	$133,502	$110,312	$117,376	$77,549	$99,240	$537,979

Metal Sales
Gold ounces	100,000	45,000	121,000	85,500
Silver ounces	6,850,000	4,800,000		75,000	2,100,000
Zinc pounds					35,000,000
Lead pounds					28,500,000

Revenue Split
Gold	52%	43%	100%	100%	—
Silver	48%	57%	—	—	32%
Zinc	—	—	—	—	40%
Lead	—	—	—	—	28%

Costs applicable to sales per ounce
Gold	$650 - $750	$1,000 - $1,100	$950 - $1,050	$850 - $950	—
Silver	$9.00 - $10.00	$12.50 - $13.50	—	—	$14.00 - $16.00
Zinc	—	—	—	—	$1.00 - $1.25
Lead	—	—	—	—	$0.85 - $1.05

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
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at December 31, 2018 that settled in January 2019. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At December 31, 2018, the fair market value of the put and call zero cost collar contracts was a net asset of $0.1 million. During the year ended December 31, 2018, the Company recorded unrealized gains of $0.8 million related to outstanding options which were included in Fair value adjustments, net. A 10% increase or decrease in the price of zinc at December 31, 2018 would result in gains of $0.2 million and $0.7 million, respectively, on settlement.
Provisional Gold and Silver Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in gold, silver, zinc and lead prices resulted in provisional pricing mark-to-market gains of $0.1 million, $0.6 million and losses of $0.2 million in the years ended December 31, 2018, 2017, and 2016, respectively.
At December 31, 2018, the Company had outstanding provisionally priced sales of 25,411 ounces of gold at an average price of $1,257, 0.2 million ounces of silver at an average price of $14.62, 5.3 million pounds of zinc at an average price of $1.20 and 2.6 million pounds of lead at an average price of $0.92. A 10% change in realized gold, silver, zinc and lead prices would cause revenue to vary by $4.4 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at December 31, 2018.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had an outstanding interest rate swap whereby the Company receives a variable rate in exchange for a floating rate at December 31, 2018 with a contractual term through June 2019. A 10% change in the 1-month LIBOR would cause Fair value adjustments, net to vary by $0.1 million.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2019 expressed an unqualified opinion.
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

Chicago, Illinois
February 20, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 20, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 20, 2019

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2018	December 31, 2017
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$115,081	$192,032
Receivables	14	29,744	19,069
Inventory	15	66,279	58,230
Ore on leach pads	15	75,122	73,752
Prepaid expenses and other		11,393	15,053
Assets held for sale	21	—	91,421
		297,619	449,557
NON-CURRENT ASSETS
Property, plant and equipment, net	16	298,451	254,737
Mining properties, net	17	971,567	829,569
Ore on leach pads	15	66,964	65,393
Restricted assets		12,133	20,847
Equity and debt securities	13	17,806	34,837
Receivables	14	31,151	28,750
Other		16,809	17,485
TOTAL ASSETS		$1,712,500	$1,701,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$47,210	$48,592
Accrued liabilities and other	22	82,619	94,930
Debt	18	24,937	30,753
Reclamation	5	6,552	3,777
Liabilities held for sale	21	—	50,677
		161,318	228,729
NON-CURRENT LIABILITIES
Debt	18	433,889	380,569
Reclamation	5	128,994	117,055
Deferred tax liabilities	8	79,070	105,148
Other long-term liabilities		56,717	54,697
		698,670	657,469
COMMITMENTS AND CONTINGENCIES	20
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 203,310,443 issued and outstanding at December 31, 2018 and 185,637,724 at December 31, 2017		2,033	1,856
Additional paid-in capital		3,443,082	3,357,345
Accumulated other comprehensive income (loss)		(59)	2,519
Accumulated deficit		(2,592,544)	(2,546,743)
		852,512	814,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,712,500	$1,701,175

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
		2018	2017	2016
	Notes	In thousands, except share data
Revenue	3	$625,904	$709,598	$571,897
COSTS AND EXPENSES
Costs applicable to sales(1)	3	440,950	440,260	335,375
Amortization		128,473	146,549	116,528
General and administrative		31,345	33,616	29,275
Exploration		25,397	30,311	12,930
Write-downs		—	—	4,446
Pre-development, reclamation, and other		20,043	18,936	14,411
Total costs and expenses		646,208	669,672	512,965
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment		—	(9,342)	(21,365)
Fair value adjustments, net	10	3,638	(864)	(11,581)
Interest expense, net of capitalized interest	18	(24,364)	(16,440)	(36,896)
Other, net	7	(24,705)	26,643	98
Total other income (expense), net		(45,431)	(3)	(69,744)
Income (loss) before income and mining taxes		(65,735)	39,923	(10,812)
Income and mining tax (expense) benefit	8	16,780	(28,998)	33,247
Income (loss) from continuing operations		$(48,955)	$10,925	$22,435
Income (loss) from discontinued operations	21	550	(12,244)	32,917
NET INCOME (LOSS)		$(48,405)	$(1,319)	$55,352
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities		26	3,227	3,222
Reclassification adjustments for impairment of equity securities		—	426	703
Reclassification adjustments for realized (gain) loss on sale of equity securities		—	1,354	(2,691)
Other comprehensive income (loss)		26	5,007	1,234
COMPREHENSIVE INCOME (LOSS)		$(48,379)	$3,688	$56,586

NET INCOME (LOSS) PER SHARE	9
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.26)	$0.06	$0.14
Net income (loss) from discontinued operations		0.00	(0.07)	0.21
Basic(2)		$(0.26)	$(0.01)	$0.35
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.26)	$0.06	$0.14
Net income (loss) from discontinued operations		0.00	(0.07)	0.20
Diluted(2)		$(0.26)	$(0.01)	$0.34
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
		2018	2017	2016
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(48,405)	$(1,319)	$55,352
(Income) loss from discontinued operations		(550)	12,244	(32,917)
Adjustments:
Amortization		128,473	146,549	116,528
Accretion		13,933	9,980	9,142
Deferred taxes		(48,441)	(13,888)	(54,184)
Loss on debt extinguishment		—	9,342	21,365
Fair value adjustments, net	10	(3,638)	864	11,581
Stock-based compensation	6	8,328	10,541	9,715
Gain on sale of the Joaquin project		—	(21,138)	—
Write-downs		55,297	—	4,446
Other		7,353	(7,974)	356
Changes in operating assets and liabilities:
Receivables		(9,260)	18,895	(2,783)
Prepaid expenses and other current assets		4,876	(2,015)	(4,420)
Inventory and ore on leach pads		(44,488)	23,517	(34,610)
Accounts payable and accrued liabilities		(43,370)	11,562	(3,110)
CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS		20,108	197,160	96,461
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		(2,690)	11,296	29,356
CASH PROVIDED BY OPERATING ACTIVITIES		17,418	208,456	125,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(140,787)	(136,734)	(94,382)
Acquisitions, net	12	6,914	(156,248)	(1,417)
Proceeds from the sale of assets		577	16,705	16,296
Purchase of investments		(426)	(15,058)	(178)
Sale of investments		12,713	11,321	7,077
Proceeds from notes receivable		19,000	—	—
Other		11	2,864	1,756
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(101,998)	(277,150)	(70,848)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		(28,470)	(1,392)	(6,631)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(130,468)	(278,542)	(77,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		—	—	269,556
Issuance of notes and bank borrowings, net of issuance costs	18	95,000	342,620	—
Payments on debt, capital leases, and associated costs	18	(95,059)	(203,045)	(318,153)
Gold production royalty payments		—	—	(27,155)
Other		(5,160)	(3,746)	172
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(5,219)	135,829	(75,580)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		(22)	(84)	(4,648)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(5,241)	135,745	(80,228)
Effect of exchange rate changes on cash and cash equivalents		28	203	(678)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(118,263)	65,862	(32,568)
Less net cash provided by (used in) discontinued operations(1)		(32,930)	(10,939)	1,576
		(85,333)	76,801	(34,144)
Cash, cash equivalents and restricted cash at beginning of period		203,402	126,601	160,745
Cash, cash equivalents and restricted cash at end of period		$118,069	$203,402	$126,601
(1) Less net cash provided by (used in) discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748, $20,759, and $16,501 during the years ended December 31, 2018, 2017, and 2016, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2015	151,339	$1,513	$3,024,461	$(2,600,776)	$(3,722)	$421,476
Net income (loss)	—	—	—	55,352	—	55,352
Other comprehensive income (loss)	—	—	—	—	1,234	1,234
Common stock issued for the extinguishment of Senior Notes	739	7	11,806	—	—	11,813
Issuance of common stock	26,944	270	269,286	—	—	269,556
Common stock issued under stock-based compensation plans, net	1,911	19	9,037	—	—	9,056
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
Net income (loss)	—	—	—	(1,319)	—	(1,319)
Other comprehensive income (loss)	—	—	—	—	5,007	5,007
Common stock issued for acquisitions	4,192	42	35,965	—	—	36,007
Common stock issued under stock-based compensation plans, net	513	5	6,790	—	—	6,795
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	$814,977
Net income (loss)	—	—	—	(48,405)	—	(48,405)
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	26	26
Common stock issued for acquisitions	16,390	163	82,505	—	—	82,668
Common stock issued under stock-based compensation plans, net	1,282	14	3,232	—	—	3,246
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	$852,512
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
Coeur Mining, Inc. (“Coeur” or “the Company”) is primarily a gold and silver producer with five operating mines located in the United States, Canada and Mexico and several exploration projects in North America. Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d’Alene Mines Corporation and on May 16, 2013, changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc. Coeur’s corporate headquarters are in Chicago, Illinois. The cash flow and profitability of the Company's operations are significantly impacted by the market price of gold and silver, which are affected by numerous factors beyond the Company's control.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain reclassifications have been made to the 2017 and 2016 consolidated financial statements to conform to the 2018 presentations. These reclassifications primarily represent reclassifications of changes in the balance of restricted cash equivalents in the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

Risks and uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, zinc and lead. The prices of these metals are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. Further, the carrying value of the Company’s property, plant and equipment, net; mining properties, net; inventories and ore on leach pads are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally
Accepted Accounting Principles. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, asset acquisitions, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly-liquid investments with an original maturity of three months or less. The Company minimizes its credit risk by investing its cash and cash equivalents with major U.S. and international banks and financial institutions located principally in the United States with a minimum credit rating of A1, as defined by Standard & Poor’s. The Company’s management believes that no concentration of credit risk exists with respect to the investment of its cash and cash equivalents. At certain times, amounts on deposit may exceed federal deposit insurance limits.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $18.6 million and $11.7 million at December 31, 2018 and 2017, respectively, were capitalized.
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
Write-downs
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans. During 2016, we recorded an impairment of $4.4 million to reduce the carrying value of mining properties and property, plant and equipment as part of Write-downs. Results of operations for the year ended December 31, 2017 include a $3.4 million write-down of assets to expected realizable value, included in Income (loss) from discontinued operations.
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
Properties Held for Sale
In determining whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the investment is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. If all of the above criteria are met, the Company classifies the property as held for sale. When these criteria are met, the Company suspends depreciation on the properties held for sale. The properties held for sale and associated liabilities are classified separately on the consolidated

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the assets, liabilities and operations for the periods presented are classified on the Consolidated Balance Sheets as held for sale and Consolidated Statements of Comprehensive Income (Loss) as discontinued operations for all periods presented.
At December 31, 2017, the San Bartolomé mine met the held for sale criteria. Furthermore, considering that San Bartolomé was an operating mine and the sale represented an exit from the South American region, the Company determined that the expected disposal of Manquiri and the San Bartolomé mine through a sale of all of the issued and outstanding shares of Manquiri represented a strategic shift to a North America-focused mining portfolio that had a major effect on the entity's results and operations, therefore, the applicable assets, liabilities and operations for the periods presented are classified on the Consolidated Balance Sheets as held for sale and the Consolidated Statements of Comprehensive Income (Loss) as discontinued operations for all periods presented.
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2018 and 2017, the Company held certificates of deposit and cash under these agreements of $12.1 million and $20.8 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
The fair value of restricted stock is based on the Company's stock price on the date of grant. The fair value of performance leverage stock units (“PSUs”) with market conditions is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.
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
The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Year ended December 31,
In thousands	2018	2017	2016
Opening Balance	$14,883	$19,281	$20,000
Revenue Recognized	(1,965)	(4,398)	(719)
Closing Balance	$12,918	$14,883	$19,281

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes became effective for the Company’s fiscal year beginning January 1, 2018 and resulted in the inclusion of restricted cash equivalents on the Consolidated Statements of Cash Flows of $3.0 million,$11.4 million and $8.3 million at December 31, 2018, 2017 and 2016, respectively.
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
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2019 and the Company plans to adopt it using the cumulative-effect adjustment transition method approved by the FASB in July 2018, which does not require the Company to recast the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has elected to utilize the transition related practical expedients permitted by the new standard. In addition to existing capital leases and other financing obligations, the adoption of the new standard will result in the recognition of additional right-of-use assets and lease liabilities related to operating leases of approximately $65.0 million. The Company does not expect there will be a material impact to the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows or an impact on the Company’s debt covenant calculations as a result of the adoption of ASU 2016-02. The Company is in the process of assessing the required disclosures of the new standard, and expects to provide additional qualitative and quantitative disclosures related to leasing arrangements upon adoption.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, which was acquired in the fourth quarter of 2017, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. Silvertip is engaged in the discovery, mining, and production of silver, zinc and lead. Silvertip commenced commercial production in September 2018. Other includes the Sterling and La Preciosa projects, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$131,758	$66,556	$132,924	$95,770	$—	$—	$427,008
Silver sales	113,998	75,252	—	746	3,157	—	193,153
Zinc sales	—	—	—	—	3,612	—	3,612
Lead sales	—	—	—	—	2,131	—	2,131
Metal sales	245,756	141,808	132,924	96,516	8,900	—	625,904
Costs and Expenses
Costs applicable to sales(1)	120,088	105,677	112,364	67,201	35,620	—	440,950
Amortization	60,744	20,909	29,508	11,072	5,235	1,005	128,473
Exploration	10,516	332	5,871	104	2,748	5,826	25,397
Other operating expenses	3,043	7,071	1,721	2,686	303	36,564	51,388
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	3,638	3,638
Interest expense, net	(2,137)	(466)	(973)	(40)	(766)	(19,982)	(24,364)
Other, net	(8,308)	(1,211)	2,795	(834)	(370)	(16,777)	(24,705)
Income and mining tax (expense) benefit	(15,724)	(874)	—	(1,063)	16,057	18,384	16,780
Income (loss) from continuing operations	$25,196	$5,268	$(14,718)	$13,516	$(20,085)	$(58,132)	$(48,955)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$550	$550
Segment assets(2)	$363,024	$269,903	$224,460	$102,246	$415,998	$175,040	$1,550,671
Capital expenditures	$29,425	$9,919	$44,738	$3,382	$52,932	$391	$140,787
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2017	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$146,187	$68,964	$154,469	$124,629	—	$—	$494,249
Silver sales	128,622	83,716	—	1,272	—	1,739	215,349
Metal sales	274,809	152,680	154,469	125,901	—	1,739	709,598
Costs and Expenses						—
Costs applicable to sales(1)	146,176	107,921	116,096	69,322	—	745	440,260
Amortization	73,744	22,306	36,022	13,012	—	1,465	146,549
Exploration	11,924	1,352	8,604	320	—	8,111	30,311
Other operating expenses	1,263	3,394	1,412	2,468	153	44,015	52,552
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	—	(864)
Interest expense, net	(487)	(496)	(413)	(66)	(2,212)	(14,978)	(16,440)
Other, net	(851)	2,193	(922)	172	1,142	26,051	26,643
Income and mining tax (expense) benefit	(24,330)	(1,028)	—	(3,936)	(932)	296	(28,998)
Income (loss) from continuing operations	$16,034	$17,512	$(9,000)	$36,949	$(2,155)	$(50,570)	$10,925
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$(12,244)	$(12,244)
Segment assets(2)	$377,621	$239,223	$212,588	$104,010	339,369	$411,111	$1,344,553
Capital expenditures	$29,902	$40,874	$36,248	$8,844	17,684	$20,866	$136,734
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Year ended December 31, 2016	Palmarejo	Rochester	Kensington	Wharf	Other	Total
Revenue
Gold sales	$72,612	$61,724	$146,593	$135,061	$—	$415,990
Silver sales	68,661	78,221	—	1,617	4,128	152,627
Metal sales	141,273	139,945	146,593	136,678	4,128	568,617
Royalties	—	—	—	—	3,280	3,280
	141,273	139,945	146,593	136,678	7,408	571,897
Costs and Expenses
Costs applicable to sales(1)	80,820	89,726	96,731	66,379	1,719	335,375
Amortization	36,599	21,838	34,787	20,621	2,683	116,528
Exploration	5,063	841	3,487	2	3,537	12,930
Write-downs	—	—	—	—	4,446	4,446
Other operating expenses	1,213	2,801	1,038	2,238	36,396	43,686
Other income (expense)
Loss on debt extinguishment	—	—	—	—	(21,365)	(21,365)
Fair value adjustments, net	(5,814)	(4,133)	—	—	(1,634)	(11,581)
Interest expense, net	(1,187)	(664)	(128)	(69)	(34,848)	(36,896)
Other, net	(12,125)	(3,859)	(25)	17	16,090	98
Income and mining tax (expense) benefit	45,085	(2,785)	—	(4,293)	(4,760)	33,247
Income (loss) from continuing operations	$43,537	$13,298	$10,397	$43,093	$(87,890)	$22,435
Income (loss) from discontinued operations	$—	$—	$—	$—	$32,917	$32,917
Segment assets(2)	$436,642	$219,009	$199,232	$105,901	$84,938	$1,045,722
Capital expenditures	$35,810	$16,446	$36,826	$4,812	$488	$94,382
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets	December 31, 2018	December 31, 2017
Total assets for reportable segments	$1,550,671	$1,344,553
Cash and cash equivalents	115,081	192,032
Other assets	46,748	164,590
Total consolidated assets	$1,712,500	$1,701,175

Geographic Information

Long-Lived Assets	December 31, 2018	December 31, 2017
Mexico	$342,007	$370,188
United States	515,649	377,768
Canada	404,185	331,440
Other	8,177	4,910
Total	$1,270,018	$1,084,306

Revenue	Year ended December 31,
	2018	2017	2016
United States	$371,248	$433,050	$423,216
Mexico	245,756	274,809	142,198
Canada	8,900	—	—
Australia	—	1,739	4,128
Other	—	—	2,355
Total	$625,904	$709,598	$571,897
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company has seven trading counterparties at December 31, 2018. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 77%, 78%, and 74% of total metal sales for the years ended December 31, 2018, 2017, and 2016, respectively. In November 2018, one of the refiners, Republic Metals Corp. (“RMC”), a U.S.-based precious metals refiner, filed Chapter 11 bankruptcy. Approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold was impacted by RMC’s bankruptcy filing. The Company recognized a $6.5 million write-down related to the receivable with RMC.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip mine are sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip mines amounted to approximately 23%, 22%, and 26% of total metal sales for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company believes that the loss of a smelter, refiner, trader or third-party customer would not materially adversely affect the Company due to the liquidity of the markets and current availability of alternative trading counterparties.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2018, 2017, and 2016 (in millions):

	Year ended December 31,
Customer	2018	2017	2016	Segments reporting revenue
Asahi (formerly Johnson Matthey)	$213.0	$124.1	$62.6	Palmarejo, Wharf, Rochester
Techemet Metal Trading	83.3	104.8	40.7	Rochester, Wharf
Ocean Partners	74.8	—	—	Silvertip, Kensington
RMC	71.7	132.4	47.3	Palmarejo, Rochester
China National Gold	54.1	137.5	126.6	Kensington
INTL Commodities	—	9.6	76.6	Palmarejo, Rochester, Wharf

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – WRITE-DOWNS

	Year ended December 31,
	2018	2017	2016
Mining properties
Coeur Capital	—	—	4,446
Total	$—	$—	$4,446

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year ended December 31,
In thousands	2018	2017
Asset retirement obligation - Beginning	$118,799	$86,754
Accretion	11,037	8,769
Additions and changes in estimates	6,880	25,370
Settlements	(3,208)	(2,094)
Asset retirement obligation - Ending	$133,508	$118,799
The Company accrued $2.0 million at December 31, 2017 and 2018, for reclamation liabilities related to former mining activities, which are included in Reclamation.
During the year ended December 31, 2018, the Company increased the reclamation liability at Silvertip by $6.5 million mainly due to an extended duration of post operational water treatment.
During the year ended December 31, 2017, the Company increased the reclamation liability at Palmarejo by $17.1 million due to the inclusion of the waste rock facility closure plan and tailings facility expansion and at Rochester by $1.2 million at December 31, 2017 due to leach pad expansion. The Company has also recorded a $7.1 million reclamation liability in conjunction with the Silvertip acquisition.

NOTE 6 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016 was $8.3 million, $10.5 million and $9.7 million, respectively. At December 31, 2018, there was $5.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes restricted stock activity for the years ended December 31, 2018, 2017, and 2016:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,507,412	$7.49
Granted	1,768,746	3.72
Vested	(681,829)	8.51
Cancelled/Forfeited	(160,414)	7.16
Outstanding at December 31, 2016	2,433,915	4.48
Granted	799,165	8.78
Vested	(1,023,708)	5.14
Cancelled/Forfeited	(53,527)	5.90
Outstanding at December 31, 2017	2,155,845	5.72
Granted	1,000,690	7.63
Vested	(1,277,076)	5.30
Cancelled/Forfeited	(337,811)	6.51
Outstanding at December 31, 2018	1,541,648	$7.14
At December 31, 2018, there was $3.4 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.3 years.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Performance Shares
Performance shares granted prior to 2018 under the Company’s incentive plans are accounted for at fair value using a Monte Carlo simulation valuation model on the date of grant. Performance share awards are accounted for as equity awards. The outstanding performance shares granted in periods prior to 2018 vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met. The performance shares granted in 2018 vest at the end of a three-year service period if internal performance metrics are met. The number of shares that vest is also impacted by the inclusion of a modifier that is based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares however the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics.
The following table summarizes performance shares activity for the years ended December 31, 2018, 2017, and 2016:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	1,135,135	$10.35
Granted	1,437,077	1.79
Cancelled/Forfeited	(199,580)	17.98
Outstanding at December 31, 2016	2,372,632	4.53
Granted	316,213	11.58
Vested	(66,696)	14.18
Cancelled/Forfeited	(253,868)	11.56
Outstanding at December 31, 2017	2,368,281	4.44
Granted (1)	869,421	7.41
Vested	(1,086,058)	6.83
Cancelled/Forfeited	(613,329)	5.41
Outstanding at December 31, 2018	1,538,315	$4.05
(1) Includes 461,242 additional shares granted in connection with the vesting of the 2015 award in 2018 due to above-target performance in accordance with the terms of the awards.
At December 31, 2018, there was $1.9 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.7 years.
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
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2018	2017	2016
Weighted average fair value of stock options granted	$4.09	$3.91	$1.06
Volatility	66.86%	67.07%	61.75%
Expected life in years	4.00	4.00	3.99
Risk-free interest rate	2.07%	1.69%	1.50%
Dividend yield	—	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option and SAR activity for the years ended December 31, 2018, 2017, and 2016:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	670,009	$12.58	46,572	$14.06
Granted	183,251	2.19	—	—
Exercised	(170,897)	7.81	—	—
Canceled/forfeited	(25,752)	16.76	(4,420)	13.31
Outstanding at December 31, 2016	656,611	10.76	42,152	14.14
Granted	14,820	7.60	—	—
Exercised	(26,966)	3.28	—	—
Canceled/forfeited	(27,019)	21.88	—	—
Outstanding at December 31, 2017	617,446	10.53	42,152	14.14
Granted	14,310	7.91	—	—
Exercised	(159,069)	3.35	—	—
Canceled/forfeited	(153,601)	11.48	—	—
Outstanding at December 31, 2018	319,086	$13.53	42,152	$14.14
The following table summarizes outstanding stock options as of December 31, 2018.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	208,495	7.67	6.1
$10.00-$20.00	14,634	16.28	3.9
$20.00-$30.00	95,957	25.83	3.3
Outstanding	319,086	$13.53	5.2	$—
Vested and expected to vest	315,834	$13.59	5.1	$—
Exercisable	288,972	$14.17	4.8	$—
The total intrinsic value of options exercised for the year ended December 31, 2018 was $0.8 million. Cash received from options exercised for the year ended December 31, 2018 was $0.5 million for which there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2018, 2017, and 2016 was $0.2 million, $0.5 million and $1.0 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7 - OTHER, NET
Other, net consists of the following:

	Year ended December 31,
In thousands	2018	2017	2016
Foreign exchange gain (loss)	$(9,069)	$1,281	$(11,456)
Write-down of Manquiri consideration	(18,599)	—	—
RMC receivable write-down	(6,536)	—	—
Mexico inflation adjustment	1,939	—	—
Interest income on notes receivable	1,776	—	—
Gain (loss) on sale of assets and investments	19	(1,037)	11,334
Gain on sale of the Joaquin project	—	21,138	—
Gain on repurchase of the Rochester royalty obligation	—	2,332	—
Gain on sale of Endeavor stream and other royalties	—	1,036	—
Impairment of equity securities	—	(426)	(703)
Other	5,765	2,319	923
Other, net	$(24,705)	$26,643	$98

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
In December 2018, the Company recorded a write-down of $6.5 million relating to the RMC bankruptcy. See Note 14 -- Receivables for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 8 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
In thousands	2018	2017	2016
United States	$(50,522)	$10,099	$(13,299)
Foreign	(15,213)	29,824	2,487
Total	$(65,735)	$39,923	$(10,812)
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
In thousands	2018	2017	2016
Current:
United States	$1,188	$1,428	$—
United States — State mining taxes	(3,208)	(6,016)	(7,826)
United States — Foreign withholding tax	(5,617)	(8,466)	(1,838)
Canada	378	876	(1,841)
Mexico	(26,021)	(30,763)	(9,581)
Other	67	55	24
Deferred:
United States	23,322	6,367	(1,610)
United States — State mining taxes	1,134	1,052	748
Canada	16,057	104	1,338
Mexico	9,929	4,805	55,383
Other	(449)	1,560	(1,550)
Income tax (expense) benefit	$16,780	$(28,998)	$33,247

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year ended December 31,
In thousands	2018	2017	2016
Income and mining tax (expense) benefit at statutory rate	$14,052	$(14,037)	$3,718
State tax provision from continuing operations	2,284	26	336
Change in valuation allowance	2,471	86,712	40,517
Effect of tax legislation	—	(88,174)	—
Percentage depletion	89	703	983
Uncertain tax positions	1,830	2,596	(8,829)
U.S. and foreign permanent differences	3,314	2,348	(2,652)
Foreign exchange rates	(3,973)	(14,180)	19,701
Foreign inflation and indexing	(2,374)	(2,346)	(670)
Foreign tax rate differences	(24)	2,929	120
Mining, foreign withholding, and other taxes	(3,857)	(11,274)	(11,052)
Other, net	2,968	5,699	—
Legal entity reorganization	—	—	(8,925)
Income and mining tax (expense) benefit	$16,780	$(28,998)	$33,247
At December 31, 2018 and 2017, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2018	2017
Deferred tax liabilities:
Mineral properties	$118,852	$102,573
Unrealized foreign currency loss and other	—	1,748
Inventory	4,513	8,258
Foreign subsidiaries - unremitted earnings	7	—
	$123,372	$112,579
Deferred tax assets:
Net operating loss carryforwards	$189,840	$155,512
Property, plant, and equipment	7,779	19,086
Mining Royalty Tax	8,980	11,797
Capital loss carryforwards	23,003	19,881
Asset retirement obligation	27,980	25,309
Foreign subsidiaries - unremitted earnings	—	1,842
Unrealized foreign currency loss and other	8,387	218
Royalty and other long-term debt	3,821	—
Accrued expenses	14,247	13,512
Tax credit carryforwards	33,897	45,277
	317,934	292,434
Valuation allowance	(272,839)	(282,868)
	45,095	9,566
Net deferred tax liabilities	$78,277	$103,013

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

	Year ended December 31,
In thousands	2018	2017
U.S.	$223,444	$235,395
Canada	7,661	2,455
Mexico	17,606	17,087
New Zealand	22,482	23,792
Other	1,646	4,139
	$272,839	$282,868
The Company has the following tax attribute carryforwards at December 31, 2018, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$423,572	$82,383	$58,688	$82,378	$3,915	$650,936
Expiration years	2019-2038	2029-2037	2019-2027	Indefinite	2019-2022
Capital losses	87,431	—	—	—	—	87,431
Alternative minimum tax credits	793	—	—	—	—	793
Foreign tax credits	30,358	—	—	—	—	30,358
The majority of the U.S. capital losses will expire from 2020 through 2022. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2019.
The utilization of U.S. net operating loss carryforwards, tax credit carryforwards, and recognized built-in losses may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, tax credit carryforwards, and certain built-in losses upon an ownership change as defined under that Section. Generally, an ownership change may result from transactions that increase the aggregate ownership of certain shareholders in the Company’s stock by more than 50 percentage points over a three-year testing period. If the Company experiences an ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including net operating losses and certain other losses, credits, deductions or tax basis. Management has determined that the Company experienced ownership changes during 2002, 2003, 2007, and 2015 for purposes of Section 382. Based on management’s calculations, the Company does not expect any of its U.S. tax attributes to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period. The U.S. federal tax credits and state net operating losses may potentially be limited as well. We continue to maintain a full valuation allowance on our US net deferred tax assets since it is more likely than not that the related tax benefits will not be realized.
The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if the Company earns U.S. federal taxable income, it may be limited in the ability to (1) recognize current deductions on built-in loss assets and (2) offset this income with our pre-change net operating loss carryforwards and other tax credit carryforwards, which may be subject to limitations, potentially resulting in increased future tax liability to us. Under the new U.S. federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of future taxable income.
The Company intends to indefinitely reinvest earnings from Mexican operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2016	$7,157
Gross increase to current period tax positions	202
Gross increase to prior period tax positions	316
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(2,351)
Unrecognized tax benefits at December 31, 2017	$5,324
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	37
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,585)
Unrecognized tax benefits at December 31, 2018	$3,776
At December 31, 2018, 2017, and 2016, $3.8 million, $4.3 million, and $5.1 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2015 for the US federal jurisdiction and from 2011 for certain other foreign jurisdictions. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $2.5 million and $3.5 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $3.5 million, $4.8 million, and $5.5 million at December 31, 2018, 2017, and 2016, respectively.

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
For the years ended December 31, 2018, 2017, and 2016, 1,321,242, 653,354, and 386,771 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Year ended December 31,
In thousands except per share amounts	2018	2017	2016
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(48,955)	$10,925	$22,435
Income (loss) from discontinued operations	550	(12,244)	32,917
	$(48,405)	$(1,319)	$55,352

Weighted average shares:
Basic	188,606	180,096	159,853
Effect of stock-based compensation plans	—	4,048	3,606
Diluted	188,606	184,144	163,459

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.06	$0.14
Income (loss) from discontinued operations	—	(0.07)	0.21
Basic(1)	$(0.26)	$(0.01)	$0.35

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.06	$0.14
Income (loss) from discontinued operations	—	(0.07)	0.20
Diluted(1)	$(0.26)	$(0.01)	$0.34
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.

NOTE 10 – FAIR VALUE MEASUREMENTS

	Year ended December 31,
In thousands	2018	2017	2016
Unrealized gain (loss) on equity securities	$(5,019)	$—	$—
Realized gain (loss) on equity securities	7,964	—	—
Zinc options	753	—	—
Interest rate swap	(60)	—	—
Rochester royalty obligation	—	(864)	(4,133)
Palmarejo royalty obligation embedded derivative	—	—	(5,866)
Silver and gold options	—	—	(1,582)
Fair value adjustments, net	$3,638	$(864)	$(11,581)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$17,806	$15,589	$—	$2,217
Other derivative instruments, net	$914	—	914	—
	$18,720	$15,589	$914	$2,217
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$49,276
Other derivative instruments, net	$644	—	644	—
	$49,920	$—	$644	$49,276

	Fair Value at December 31, 2017
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$34,837	$27,946	$—	$6,891
Other derivative instruments, net	251	—	251	—
	$35,088	$27,946	$251	$6,891
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$47,965
Other derivative instruments, net	222	—	222	—
	$48,187	$—	$222	$47,965
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
In July 2017, the Company sold the Endeavor Silver Stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd. (“Metalla”) for total consideration of $13.0 million, including a $6.7 million convertible debenture. The convertible debenture matures June 30, 2027, bears interest at a rate of 5% payable semi-annually, and is convertible into Metalla shares in connection with future equity financings or asset acquisitions by Metalla at the then-current price to maintain the Company’s approximate 19.9% ownership of Metalla. During 2018, Metalla completed a number of equity-based transactions, triggering the top-up clause in the convertible debenture, resulting in the conversion of $4.4 million of debt into 7.4 million shares of Metalla common stock during 2018. The fair value of the convertible debenture is estimated based on observable and unobservable data including yield curves and credit spreads. Therefore, the Company classifies the convertible debenture in Level 3 of the fair value hierarchy.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

No assets or liabilities were transferred between fair value levels in the year ended December 31, 2018.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,891	$(274)	$(4,400)	$—	$2,217
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$1,311	$49,276

	Year Ended December 31, 2017
In thousands	Balance at the beginning of the period	Additions	Revaluation	Settlements	Accretion	Gain on settlement	Balance at the end of the period
Assets:
Equity and debt securities	$279	$6,677	$(65)	$—	$—	$—	$6,891
Liabilities:
Rochester royalty obligation	$9,287	$—	$864	$(7,819)	$—	$(2,332)	$—
Silvertip contingent consideration	$—	$47,705	$260	$—	$—	$—	$47,965
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2018 and December 31, 2017 is presented in the following table:

	December 31, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$5,487	$5,487	$—	$—	$5,487
Liabilities:
5.875% Senior Notes due 2024(1)	$245,854	$220,446	$—	$220,446	$—
Revolving Credit Facility(2)	$135,000	$135,000	$—	$135,000	$—
(1) Net of unamortized debt issuance costs of $4.1 million.
(2) Unamortized debt issuance costs of $2.2 million included in Other Non-Current Assets.

	December 31, 2017
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
5.875% Senior Notes due 2024(1)	$245,088	$243,913	$—	$243,913	$—
Revolving Credit Facility(2)	$100,000	$100,000	$—	$100,000	$—
(1) Net of unamortized debt issuance costs of $4.9 million.
(2) Unamortized debt issuance costs of $1.9 million included in Other Non-Current Assets.
In September 2018, the Company entered into a Letter Agreement with the Buyer, pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable received as partial consideration in the Manquiri Divestiture was reduced from $28.5 million to $25.0 million, and the Buyer made a concurrent cash payment of $15.0 million to the Company in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of the NSR on all metals processed through the San Bartolomé mine’s processing facility received as partial consideration in the Manquiri Divestiture until October 15, 2019 and to forgo any rights the Company retained in the transaction to any VAT refunds collected or received by Manquiri. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded an $18.6 million write-down that is made up of $13.1 million on the VAT refunds, $3.6 million on the Manquiri Notes Receivable

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and $1.9 million on the NSR, which is included in Other, net. The fair value of the Manquiri Notes Receivable was determined using a discounted cash flow model using a 12% discount rate which takes into consideration the increased credit risk and short duration of the Manquiri Notes Receivable.
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

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters, refiners and off-take customers which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable recorded at the forward price at the time of sale. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement.
Zinc Options
At December 31, 2018, the Company has outstanding Asian (or average value) put and call option contracts in net-zero-cost collar arrangements on a volume of 300 metric tons of zinc per month commencing in April 2018 and settling in January 2019. The weighted average strike prices on the put and call contracts are $3,000 and $4,050 per metric ton, respectively. The contracts are generally net cash settled and, if the price of zinc at the time of the expiration is between the put and call prices, would expire at no cost to the Company.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2018, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2019	Thereafter
Provisional silver sales contracts	$3,559	$—
Average silver price per ounce	$14.62	$—
Notional ounces	243,383	—

Provisional gold sales contracts	$31,936	$—
Average gold price per ounce	$1,257	$—
Notional ounces	25,411	—

Provisional zinc sales contracts	$6,334	$—
Average zinc price per pound	$1.20	$—
Notional pounds	5,270,793	—

Provisional lead sales contracts	$2,360	$—
Average lead price per pound	$0.92	$—
Notional pound	2,568,165	—

Zinc put options purchased	$2,700	$—
Average zinc strike price per metric ton	$3,000	$—
Notional metric tons	900	—

Zinc call options sold	$(3,645)	$—
Average zinc strike price per metric ton	$4,050	$—
Notional metric tons	900	—

Fixed interest rate swap payable	$636	$—
Fixed Interest rate	2.46%	—
Notional dollars	$50,000	$—

Variable interest rate swap receivable	$653	$—
Average variable interest rate	2.50%	$—
Notional dollars	$50,000	$—
The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$784	$644
Zinc options	113	—
Interest rate swaps	17	—
	$914	$644

	December 31, 2017
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$251	$222

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2018, 2017, and 2016 and 2017, respectively (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2018	2017	2016
Revenue	Provisional metal sales contracts	$111	$631	$(239)
Fair value adjustments, net	Palmarejo gold production royalty	—	—	(5,866)
Fair value adjustments, net	Zinc options	753	—	—
Fair value adjustments, net	Silver and gold options	—	—	(1,582)
Fair value adjustments, net	Interest rate swaps	(60)	—	—
		$804	$631	$(7,687)
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

NOTE 12 – ACQUISITIONS
In November 2018, the Company completed the Asset Purchase Agreement among the Company, Coeur Rochester and Alio Gold pursuant to which Coeur Rochester acquired all of Alio Gold’s rights, titles, and interests in and to certain real property assets and patented and unpatented mining claims located in Pershing County, Nevada (collectively, the “Lincoln Hill and related assets”). In consideration for the Lincoln Hill and related assets, the Company paid Alio Gold consideration of $19.0 million in shares of Company common stock calculated using a five-day volume-weighted average price of Company common stock for a five-trading day period ending on the third trading day immediately preceding the closing.

The transaction was accounted for as an asset acquisition as the Lincoln Hill and related assets do not currently have processes, including experienced personnel, in place to extract the minerals from the ground to produce outputs. As such, the total purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. The purchase price and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (4,268,703 at $4.40)	$18,782
Transaction advisory fees and other acquisition costs	246
Total purchase price	$19,028
Assets:
Prepaid expenses and other	527
Mining properties, net	18,501
Net assets acquired	$19,028
In October 2018, the Company completed its acquisition of Northern Empire Resources Corp. (“Northern Empire”), whose principal asset is the Sterling gold project. Upon completion of the acquisition, each share of Northern Empire common stock issued and outstanding immediately prior to the effective time of the Plan of Arrangement, excluding shares owned by the Company, was exchanged for shares of the Company’s common stock at a ratio of 0.1850 shares of Company common stock for each Northern Empire common share. Approximately 12.1 million Coeur shares were issued to Northern Empire shareholders (other than the Company) upon closing of the acquisition, representing aggregate value of approximately $73.6 million as of the closing date. Prior to the acquisition, the Company had an existing investment valued at $7.3 million in Northern Empire.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The transaction was accounted for as an asset acquisition as Northern Empire does not currently have processes, including experienced personnel, in place to extract the minerals from the ground to produce outputs. As such, the total purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. Total consideration and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (12,122,683 at $5.27)	$63,887
Fair value of existing investment in Northern Empire	7,257
Transaction advisory fees and other acquisition costs	2,449
Total consideration	73,593
Assets:
Cash	5,309
Receivables and other current assets	465
Restricted assets	4,300
Property, plant, and equipment	1,351
Mining properties, net	99,515
Deferred income taxes	587
111,527
Liabilities:
Accounts payable and accrued liabilities	10,895
Reclamation liabilities	2,659
Deferred income taxes	24,380
37,934
Net assets acquired	$73,593

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
The allocation of purchase price to the acquired assets and liabilities assumed at December 31, 2017 was preliminary. The Company completed its review of the valuation methodologies used to estimate the fair value of property, plant and equipment and mining properties in 2018. The final purchase price allocation resulted in an increase to property, plant and equipment and deferred income tax liabilities of $6.6 million and $3.2 million, respectively, and a decrease to mining properties, net of $3.4 million. The final purchase price allocation is as follows (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Common shares issued (4,191,679 at $8.59)	$36,007
Cash	153,194
Contingent consideration	47,705
Total purchase price(1)	$236,906
Assets:
Receivables and other assets	$6,828
Property, plant, and equipment	36,568
Mining properties, net	285,054
328,450
Liabilities:
Accounts payable and accrued liabilities	13,068
Asset retirement obligation	6,982
Debt and capital lease	20,149
Deferred income taxes	51,345
91,544
Net assets acquired	$236,906
(1) Purchase price has been adjusted for restricted cash acquired due to the adoption of ASU 2016-01.

NOTE 13 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies.

	At December 31, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	10,695	—	2,852	13,547
Rockhaven Resources, Ltd.	2,064	(452)	—	1,612
Other	1,376	(946)	—	430
Equity securities	$14,135	$(1,398)	$2,852	$15,589

Debt Securities
Metalla Royalty & Streaming Ltd.	$2,271	$(54)	$—	$2,217

Equity and debt securities	$16,406	$(1,452)	$2,852	$17,806

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	At December 31, 2017
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$6,294	$—	$1,354	$7,648
Corvus Gold Inc.	3,582	—	4,518	8,100
Almaden Minerals, Ltd.	3,125	(235)	—	2,890
Northern Empire Resources Corp.(1)	4,489	—	1,077	5,566
Rockhaven Resources, Ltd.	2,064	(193)	—	1,871
Kootenay Silver, Inc.	738	—	1	739
Other	1,479	(453)	405	1,431
Equity securities	$21,771	$(881)	$7,355	$28,245

Debt Securities
Metalla Royalty & Streaming Ltd.	$6,677	$(85)	$—	$6,592

Equity and debt securities	$28,448	$(966)	$7,355	$34,837
(1) In October 2018, the Company acquired the remaining outstanding shares of Northern Empire Resources Corp. not already owned by the Company.

The following table presents the disaggregated gain (loss) on equity securities recognized in Income (loss) from continuing operations on the Condensed Consolidated Statements of Comprehensive Income:

	Year ended December 31,
In thousands	2018	2017	2016
Net gain (loss)	$2,945	$1,356	$(2,691)
Less: Realized (gain) loss	(7,964)	(1,356)	2,691
Unrealized gain (loss)	$(5,019)	$—	$—

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. The following table summarizes unrealized losses on debt securities for which other-than-temporary impairments have not been recognized and the fair values of those securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2018:

	Less than twelve months		Twelve months or more		Total
In thousands	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Debt securities	—	—	53	2,217	53	2,217

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 14 – RECEIVABLES
Receivables consist of the following:

In thousands	December 31, 2018	December 31, 2017
Current receivables:
Trade receivables	$5,147	$5,883
Value added tax receivable	18,609	10,982
Manquiri Notes Receivable	5,487	—
Other	501	2,204
	$29,744	$19,069
Non-current receivables:
Value added tax receivable[1]	$26,817	$28,750
RMC Receivable	4,334	—
	31,151	28,750
Total receivables	$60,895	$47,819
1 Represents VAT that was paid to the Mexican Government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation).

NOTE 15 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	December 31, 2018	December 31, 2017
Inventory:
Concentrate	$10,772	$6,831
Precious metals	20,761	18,803
Supplies	34,746	32,596
	66,279	58,230
Ore on leach pads:
Current	75,122	73,752
Non-current	66,964	65,393
	142,086	139,145
Total inventory and ore on leach pads	$208,365	$197,375
In 2018, Silvertip recognized a $26.7 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in metal prices. It is possible that additional write-downs will be required as the Company works to optimize operations at Silvertip.

NOTE 16 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2018	December 31, 2017
Land	$10,082	$9,408
Facilities and equipment	611,399	554,160
Assets under capital leases	107,445	82,753
	728,926	646,321
Accumulated amortization (1)	(486,371)	(448,001)
	242,555	198,320
Construction in progress	55,896	56,417
Property, plant and equipment, net	$298,451	$254,737
(1) Includes $44.2 million and $28.2 million of accumulated amortization related to assets under capital leases at September 30, 2018 and December 31, 2017, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Rental expense for operating lease agreements was $24.4 million, $18.0 million, and $16.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 17 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Sterling	La Preciosa	Other	Total
Mine development	$239,780	$200,126	$101,933	$324,414	$41,761	$4,070	$—	$—	$912,084
Accumulated amortization	(163,414)	(151,141)	(1,411)	(198,456)	(18,759)	(14)	—	—	(533,195)
	76,366	48,985	100,522	125,958	23,002	4,056	—	—	378,889
Mineral interests	629,303	18,521	252,899	—	45,837	95,499	49,085	5,171	1,096,315
Accumulated amortization	(472,448)	—	(4,105)	—	(26,667)	—	—	(417)	(503,637)
	156,855	18,521	248,794	—	19,170	95,499	49,085	4,754	592,678
Mining properties, net	$233,221	$67,506	$349,316	$125,958	$42,172	$99,555	$49,085	$4,754	$971,567

December 31, 2017	Palmarejo	Rochester	Silvertip	Kensington	Wharf	La Preciosa	Total
Mine development	$214,383	$193,881	$57,214	$298,749	$40,618	$—	$804,845
Accumulated amortization	(146,598)	(144,390)	—	(178,632)	(15,748)	—	(485,368)
	67,785	49,491	57,214	120,117	24,870	—	319,477
Mineral interests	629,303	—	245,116	—	45,837	49,085	969,341
Accumulated amortization	(435,215)	—	—	—	(24,034)	—	(459,249)
	194,088	—	245,116	—	21,803	49,085	510,092
Mining properties, net	$261,873	$49,491	$302,330	$120,117	$46,673	$49,085	$829,569
Palmarejo is located in the State of Chihuahua in northern Mexico and consists of the Palmarejo mine and mill, the Guadalupe underground mine, the Independencia underground mine, and other deposits and exploration targets. Palmarejo commenced production in April 2009.
The Rochester silver and gold mine, located in northwestern Nevada has been operated by the Company since September 1986. The mine utilizes heap-leaching to extract both silver and gold from ore mined using open pit methods. In October 2018 the Company and Rochester entered into an Asset Purchase Agreement to acquire the Lincoln Hill and related assets, which was consummated in November 2018. The acquired asset property package is adjacent to the Rochester operation and it consists of the Lincoln Hill Project, Wilco Project, Gold Ridge Property and other nearby claims.
The Silvertip is a silver-zinc-lead mine located in northern British Columbia, Canada. The Silvertip mine reached commercial production in September 2018. The determination of commercial production (or ready for intended use) was based on many factors requiring the exercise of judgment.  Factors that were considered when determining if intended use had been achieved included achievement of continuous production or other output, mineral recoveries at or near expected levels, the absence of routine take-downs of the plant to address commissioning issues and fix problems, and the release of the commissioning team.
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
In October 2018 the Company completed its acquisition of Northern Empire. Northern Empire’s principal asset is the Sterling project, which is located 115 miles (185 km) north of Las Vegas, Nevada.The Sterling project is a past-producing mine with all major permits in hand that has near-term, low-cost, low-capital production potential. The remaining deposits include

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Daisy, Secret Pass and SNA, collectively known as the Crown Block, contain significant exploration potential. The underexplored land package also includes multiple new, undrilled targets previously identified by Northern Empire that remain untested.
The La Preciosa silver-gold project is located in the State of Durango in northern Mexico. The Company completed a feasibility study in 2014 and has deferred construction activities until expected returns improve.
Asset Sales
In February 2018, the Company completed the Manquiri Divestiture. Pursuant to the terms of the agreement, the Company received, among other consideration, the NSR. Coeur estimates the value of this net smelter returns royalty to be approximately $7.1 million, which is included in Other. In September 2018, the Company entered into the Letter Agreement, pursuant to which the Company agreed to suspend the quarterly payments in respect of the NSR until October 15, 2019. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded a write-down of $1.9 million on the NSR. See Note 10 -- Fair Value Measurements and 21 -- Discontinued Operations for additional detail.

NOTE 18 – DEBT

	December 31, 2018		December 31, 2017
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$245,854	$—	$245,088
Revolving Credit Facility(2)	—	135,000	—	100,000
Capital lease obligations	24,937	53,035	16,559	35,481
Silvertip debt obligation	—	—	14,194	—
	$24,937	$433,889	$30,753	$380,569
(1) Net of unamortized debt issuance costs of $4.1 million and $4.9 million at December 31, 2018 and December 31, 2017, respectively.
(2) Unamortized debt issuance costs of $2.2 million and $1.9 million at December 31, 2018 and December 31, 2017, respectively, included in Other Non-Current Assets.
2024 Senior Notes
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A, Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia. The Credit Agreement provided for a $200.0 million senior secured revolving credit facility (the “Facility”), which may be increased by up to $50.0 million in incremental loans and commitments subject to the terms of the Credit Agreement. The Facility originally had a term of four years. Loans under the Facility will bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.
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
In October 2018, the Company entered into the Amendment to increase the Facility by $50.0 million and extend the term by approximately one year. The Credit Agreement, as amended by the Amendment, continues to be fully and unconditionally guaranteed by certain subsidiaries of the Company.
    At December 31, 2018, the Company had $115.0 million available under the Facility; $20.0 million was drawn, net of repayments, during 2018 to finance working capital and general corporate purposes, $15.0 million was drawn to repay the third-party debt obligation at Silvertip as described below, $100.0 million was drawn to partially fund the Silvertip acquisition in 2017, and $12.0 million was drawn and subsequently repaid to support outstanding letters of credit. At December 31, 2018, the interest rate of the Facility was 4.754%. The Company has swapped $50.0 million of variable rate debt on the Facility to fixed rate debt through an interest rate swap.
Silvertip Debt Obligation
The Company assumed an existing third-party debt obligation as part of the Silvertip acquisition. In February 2018, the Company voluntarily terminated and repaid the remaining debt obligation of $12.6 million.
2021 Senior Notes
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
Capital Lease Obligations
From time to time, the Company acquires mining equipment under capital lease agreements. In the year ended December 31, 2018, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester, Palmarejo, Silvertip, Wharf and Kensington. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Minimum future lease payments under capital and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, (In thousands)
	Operating leases	Capital leases
2019	$15,941	$28,432
2020	15,394	23,459
2021	14,775	22,129
2022	14,722	12,987
2023	14,242	6,633
Thereafter	27,686	1,023
Total	$102,760	$94,663
Less: imputed interest	—	(16,691)
Net lease obligation	$102,760	$77,972
Interest Expense

	Year ended December 31,
In thousands	2018	2017	2016
2024 Senior Notes	$14,688	$8,608	$—
2021 Senior Notes	—	6,221	28,871
Revolving Credit Facility	5,854	885	—
3.25% Convertible Senior Notes due 2028	—	—	13
Term Loan due 2020	—	—	4,939
Capital lease obligations	2,270	1,621	1,422
Accretion of Palmarejo gold production royalty obligation	—	—	1,211
Amortization of debt issuance costs	1,302	809	1,933
Accretion of debt premium	—	(71)	(345)
Accretion of Silvertip contingent consideration	1,311	260	—
Other debt obligations	176	42	58
Capitalized interest	(1,237)	(1,935)	(1,206)
Total interest expense, net of capitalized interest	$24,364	$16,440	$36,896

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$371,248	$254,656	$—	$625,904
COSTS AND EXPENSES
Costs applicable to sales(1)	—	285,242	155,708	—	440,950
Amortization	940	61,489	66,044	—	128,473
General and administrative	30,868	398	79	—	31,345
Exploration	1,496	9,294	14,607	—	25,397
Pre-development, reclamation, and other	1,246	11,351	7,446	—	20,043
Total costs and expenses	34,550	367,774	243,884	—	646,208
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	4,056	(418)	—	—	3,638
Other, net	(403)	617	(9,462)	(15,457)	(24,705)
Interest expense, net of capitalized interest	(21,563)	(1,479)	(16,779)	15,457	(24,364)
Total other income (expense), net	(17,910)	(1,280)	(26,241)	—	(45,431)
Income (loss) from continuing operations before income and mining taxes	(52,460)	2,194	(15,469)	—	(65,735)
Income and mining tax (expense) benefit	(548)	(1,926)	19,254	—	16,780
Income (loss) from continuing operations	(53,008)	268	3,785	—	(48,955)
Equity income (loss) in consolidated subsidiaries	3,593	(608)	(74)	(2,911)	—
Income (loss) from discontinued operations	1,010	(284)	(176)	—	550
NET INCOME (LOSS)	$(48,405)	$(624)	$3,535	$(2,911)	$(48,405)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	26	—	—	—	26
COMPREHENSIVE INCOME (LOSS)	$(48,379)	$(624)	$3,535	$(2,911)	$(48,379)
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
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(45,313)	$55,656		$12,676	$(2,911)	20,108
Cash provided by (used in) activities of discontinued operations	—	—		(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(45,313)	55,656		9,986	(2,911)	17,418

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390)	(58,040)		(82,357)	—	(140,787)
Proceeds from the sale of assets	23	446		108	—	577
Purchase of investments	(431)	—		5	—	(426)
Sales of investments	11,694	1,019		—	—	12,713
Acquisitions, net of cash acquired	—	—	52,577	6,914	—	6,914
Proceeds from notes receivable	19,000	—		—	—	19,000
Other	46	217		(252)	—	11
Investments in consolidated subsidiaries	(6,288)	159		3,218	2,911	—
Cash provided by (used in) activities of continuing operations	23,654	(56,199)		(72,364)	2,911	(101,998)
Cash provided by (used in) activities of discontinued operations	—	—		(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,654	(56,199)		(100,834)	2,911	(130,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	95,000	—		—	—	95,000
Payments on debt, capital leases, and associated costs	(60,826)	(12,239)		(21,994)	—	(95,059)
Net intercompany financing activity	(50,640)	(13,906)		64,546	—	—
Other	(5,160)	—		—	—	(5,160)
Cash provided by (used in) activities of continuing operations	(21,626)	(26,145)		42,552	—	(5,219)
Cash provided by (used in) activities of discontinued operations	—	—		(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,626)	(26,145)		42,530	—	(5,241)
Effect of exchange rate changes on cash and cash equivalents	—	(11)		39	—	28
Less net cash provided by (used in) discontinued operations	—	—		(32,930)	—	(32,930)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,285)	(26,699)		(15,349)	—	(85,333)
Cash, cash equivalents and restricted cash at beginning of period	56,033	52,239		95,130	—	203,402
Cash, cash equivalents and restricted cash at end of period	$12,748	$25,540		$79,781	$—	$118,069

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(8,470)	$118,667		$130,491	$(43,528)	197,160
Cash provided by (used in) activities of discontinued operations	—	—		11,296	—	11,296
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,470)	118,667		141,787	(43,528)	208,456

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,941)	(85,967)		(48,826)	—	(136,734)
Proceeds from the sale of assets	8,917	6,902		886	—	16,705
Purchase of investments	(15,057)	(1)		—	—	(15,058)
Sales of investments	9,157	2,164		—	—	11,321
Acquisitions, net of cash acquired	(156,248)	—	52,577	—	—	(156,248)
Other	62	—		2,802	—	2,864
Investments in consolidated subsidiaries	(34,419)	12,911		(881)	22,389	—
Cash provided by (used in) activities of continuing operations	(189,529)	(63,991)		(46,019)	22,389	(277,150)
Cash provided by (used in) activities of discontinued operations	—	—		(1,392)	—	(1,392)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(189,529)	(63,991)		(47,411)	22,389	(278,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	342,620	—	52,577	—	—	342,620
Payments on debt, capital leases, and associated costs	(185,538)	(7,926)		(9,581)	—	(203,045)
Net intercompany financing activity	34,359	(44,540)		9,801	380	—
Other	(3,746)	—		—	—	(3,746)
Cash provided by (used in) activities of continuing operations	187,695	(52,466)		220	380	135,829
Cash provided by (used in) activities of discontinued operations	—	—		(20,843)	20,759	(84)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	187,695	(52,466)		(20,623)	21,139	135,745
Effect of exchange rate changes on cash and cash equivalents	—	6		197	—	203
Less net cash provided by (used in) discontinued operations	—	—		(10,939)	—	(10,939)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,304)	2,216		84,889	—	76,801
Cash and cash equivalents at beginning of period	66,337	50,023		10,241	—	126,601
Cash and cash equivalents at end of period	$56,033	$52,239		$95,130	$—	$203,402

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$62,207	$134,892	$26,331	$(126,969)	96,461
Cash provided by (used in) activities of discontinued operations	—	—	29,356	—	29,356
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	62,207	134,892	55,687	(126,969)	125,817

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(246)	(58,084)	(36,052)	—	(94,382)
Proceeds from the sale of assets	—	4,800	11,496	—	16,296
Purchase of investments	(178)	—	—	—	(178)
Sales of investments	501	6,576	—	—	7,077
Acquisitions, net of cash acquired	—	—	(1,417)	—	(1,417)
Other	1,568	368	(180)	—	1,756
Investments in consolidated subsidiaries	(107,855)	25,047	—	82,808	—
Cash provided by (used in) activities of continuing operations	(106,210)	(21,293)	(26,153)	82,808	(70,848)
Cash provided by (used in) activities of discontinued operations	—	—	(6,631)	—	(6,631)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(106,210)	(21,293)	(32,784)	82,808	(77,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	(303,686)	(10,894)	(3,573)	—	(318,153)
Gold production royalty payments	—	—	(27,155)	—	(27,155)
Net intercompany financing activity	45,850	(86,914)	13,404	27,660	—
Issuance of common stock	269,556	—	—	—	269,556
Other	172	—	—	—	172
Cash provided by (used in) activities of continuing operations	11,892	(97,808)	(17,324)	27,660	(75,580)
Cash provided by (used in) activities of discontinued operations	—	—	(21,149)	16,501	(4,648)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,892	(97,808)	(38,473)	44,161	(80,228)
Effect of exchange rate changes on cash and cash equivalents	—	4	(682)	—	(678)
Less net cash provided by (used in) discontinued operations	—	—	1,576	—	1,576
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,111)	15,795	(17,828)	—	(34,144)
Cash and cash equivalents at beginning of period	98,448	34,228	28,069	—	160,745
Cash and cash equivalents at end of period	$66,337	$50,023	$10,241	$—	$126,601

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,768	$25,518	$79,795	$—	$115,081
Receivables	5,333	5,505	18,906	—	29,744
Ore on leach pads	—	75,122	—	—	75,122
Inventory	—	31,678	34,601	—	66,279
Prepaid expenses and other	4,378	1,846	5,169	—	11,393
	19,479	139,669	138,471	—	297,619
NON-CURRENT ASSETS
Property, plant and equipment, net	2,755	179,152	116,544	—	298,451
Mining properties, net	4,753	235,638	731,176	—	971,567
Ore on leach pads	—	66,964	—	—	66,964
Restricted assets	4,872	207	7,054	—	12,133
Equity and debt securities	17,797	9	—	—	17,806
Receivables	—	1,301	29,850	—	31,151
Net investment in subsidiaries	594,584	57	284	(594,925)	—
Other	291,249	11,619	2,169	(288,228)	16,809
TOTAL ASSETS	$935,489	$634,616	$1,025,548	$(883,153)	$1,712,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,181	$19,244	$25,785	—	$47,210
Other accrued liabilities	22,274	14,124	46,221	—	82,619
Debt	—	16,873	8,064	—	24,937
Reclamation	—	1,911	4,641	—	6,552
	24,455	52,152	84,711	—	161,318
NON-CURRENT LIABILITIES
Debt	380,854	36,377	304,886	(288,228)	433,889
Reclamation	—	84,092	44,902	—	128,994
Deferred tax liabilities	218	3,855	74,997	—	79,070
Other long-term liabilities	2,465	4,639	49,613	—	56,717
Intercompany payable (receivable)	(325,014)	303,084	21,930	—	—
	58,523	432,047	496,328	(288,228)	698,670
STOCKHOLDERS’ EQUITY
Common stock	2,033	19,630	214,400	(234,030)	2,033
Additional paid-in capital	3,443,082	164,506	2,043,869	(2,208,375)	3,443,082
Accumulated deficit	(2,592,545)	(33,719)	(1,813,760)	1,847,480	(2,592,544)
Accumulated other comprehensive income (loss)	(59)	—	—	—	(59)
	852,511	150,417	444,509	(594,925)	852,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$935,489	$634,616	$1,025,548	$(883,153)	$1,712,500

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. As of December 31, 2018, the remaining unamortized balance was $12.9 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the October 2017 Silvertip acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at December 31, 2018. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day. The permit application was required to be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018 and was submitted on April 30, 2018. The second milestone payment of up to $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes, up to 3.7 million tonnes. The maximum payment of $25.0 million can be earned if the total resource reaches 3.7 million tonnes. The Silvertip mine had total mineralized material of approximately 1.2 million tonnes at December 31, 2018.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The sale of Manquiri and San Bartolomé had a significant effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the years ended December 31, 2018, 2017 and 2016 are classified on the consolidated statements of operations and comprehensive income (loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue	$12,346	$73,065	$93,880
COSTS AND EXPENSES
Costs applicable to sales(1)	12,269	74,074	74,166
Amortization	—	5,899	6,633
General and administrative	41	172	101
Exploration	—	23	—
Write-downs	—	3,390	—
Pre-development, reclamation, and other	265	4,664	2,808
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	(3)	(27)	(24)
Other, net	(260)	1,763	1,777
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	(492)	(13,421)	11,925
Pretax gain on the disposal of the discontinued operation	1,525	—	—
Total pretax gain or loss on discontinued operations	1,033	(13,421)	11,925
Income and mining tax (expense) benefit	(483)	1,177	20,992
Income (loss) from discontinued operations	$550	$(12,244)	$32,917
(1) Excludes amortization.
Net cash used in operating activities from San Bartolomé was $2.7 million, $11.3 million and $29.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used in investing activities from San Bartolomé were $28.5 million, $1.4 million, and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively

In September 2018, the Company entered into a Letter Agreement with the Buyer pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable was reduced to$25.0 million, and the Buyer made a concurrent cash payment of $15.0 million to the Sellers in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of the NSR on all metals processed through the San Bartolomé mine’s processing facility until October 15, 2019 and to forgo any rights to any value added tax refunds collected or received by Manquiri. Based on the Company’s evaluation of the terms of the Letter Agreement, the Company recorded an $18.6 million write-down that is made up of $13.1 million on the value added tax refunds, $3.6 million on the Manquiri Notes Receivable and $1.9 million on the NSR, which is included in Other, net. See Note 10 -- Fair Value Measurements for additional detail.

NOTE 22 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	December 31, 2018	December 31, 2017
Accrued salaries and wages	$22,229	$26,559
Income and mining taxes	16,474	25,788
Silvertip contingent consideration	25,000	24,393
Accrued operating costs	13,688	12,323
Taxes other than income and mining	3,639	4,354
Accrued interest payable	1,589	1,513
Accrued liabilities and other	$82,619	$94,930

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the year ended December 31, 2018 and 2017:

In thousands	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$115,081	$192,032	$118,312
Restricted cash equivalents	2,988	11,370	8,289
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$118,069	$203,402	$126,601
The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2018	2017	2016
Capital lease obligations	$45,813	$34,604	$32,243
Non-cash extinguishment of senior notes	—	—	10,616
Non-cash acquisitions and related deferred taxes	110,273	131,833	—
Other cash flow information:
Interest paid	$22,916	$21,943	$41,919
Income taxes paid	50,400	13,000	17,181

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2018
Revenues	$163,267	$169,987	$148,795	$143,855
Costs applicable to sales	99,340	108,246	116,857	116,507
Amortization	30,777	29,459	31,184	37,053
Gross Profit	33,150	32,282	754	(9,705)
Exploration	6,683	6,429	8,157	4,128
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)	13,029	11,270	15,850	11,239
Income (loss) from continuing operations	691	2,930	(53,044)	468
Income (loss) from discontinued operations	550	—	—	—
Net income (loss)	1,241	2,930	(53,044)	468
Cash provided by (used in) operating activities	15,541	(1,294)	5,789	72
Capital expenditures	42,345	41,165	39,472	17,805

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.00	$0.02	$(0.29)	$0.00
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Basic	$0.00	$0.02	$(0.29)	$0.00

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.00	$0.02	$(0.29)	$0.00
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Diluted	$0.00	$0.02	$(0.29)	$0.00

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Q1	Q2	Q3	Q4
2017
Revenues	$185,554	$149,540	$159,919	$214,585
Costs applicable to sales	114,490	102,229	101,559	121,982
Amortization	38,693	30,733	32,401	44,722
Gross Profit	32,371	16,578	25,959	47,881
Exploration	5,252	7,813	9,792	7,454
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Write-downs)	13,962	11,110	12,374	15,106
Income (loss) from continuing operations	18,299	(9,995)	(11,728)	14,349
Income (loss) from discontinued operations	364	(960)	(4,924)	(6,724)
Net income (loss)	18,663	(10,955)	(16,652)	7,625
Cash provided by (used in) operating activities	43,938	24,103	37,308	91,811
Capital expenditures	23,591	37,107	28,982	47,054

Basic income (loss) per share:
Net income (loss) from continuing operations	$0.10	$(0.05)	$(0.06)	$0.08
Net income (loss) from discontinued operations	—	(0.01)	(0.03)	(0.04)
Basic	$0.10	$(0.06)	$(0.09)	$0.04

Diluted income (loss) per share:
Net income (loss) from continuing operations	$0.10	$(0.05)	$(0.06)	$0.08
Net income (loss) from discontinued operations	—	(0.01)	(0.03)	(0.04)
Diluted	$0.10	$(0.06)	$(0.09)	$0.04

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2018.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1 Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2018 Summary Compensation Table,” “2018 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2018 Year End,” “2018 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	319,086	$13.53	8,989,359
Equity compensation plans not approved by security holders	—	—	—
Total	319,086	$13.53	8,989,359

(1)
Amounts include 2,818,557 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.        Exhibits
(a) The Company's consolidated financial statements and notes, together with the reports thereon of Grant Thornton LLP dated February 20, 2019 is included herein as part of Item 8. Financial Statements and Supplementary Data above.

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
10.2
Amended and Restated 2005 Non-Employee Directors’ Equity Incentive Plan, as amended for the Registrant’s reverse stock split. (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 001-08641)).*

10.3
Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005 (File No.  001-08641)).

10.4	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013 (File No. 001-08641)).
10.5
Amended and Restated Executive Severance Policy of the Registrant (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).*

10.6
Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-08641)).*

10.7
Amended and Restated Employment Agreement dated February 5, 2018 between the Registrant and Mitchell J. Krebs (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).*

10.8
Offer letter dated August 24, 2013 from the Registrant to Hans Rasmussen (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).*

10.9	Coeur Mining, Inc. 2015 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2015 (File No. 001-08641)).*
10.10	Annual Incentive Plan Summary of the Registrant (Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*
10.11	Officer Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*
10.12
Nonqualified Deferred Compensation Plan of the Registrant (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*

10.13
Share Purchase Agreement, dated December 22, 2017, among Coeur Mining, Inc., Coeur South America Corp., Coeur Explorations, Inc., Empresa Minera Manquiri S.A., and NewCo 4714 Sweden AB under change of name to Argentum Investment AB (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2017 (File No. 001-08641)).

10.14
Amendment to Share Purchase Agreement, dated February 16, 2018, by and among Coeur Mining, Inc., a Delaware corporation, Coeur South America Corp., a Delaware corporation, Coeur Explorations, Inc., an Idaho corporation, Empresa Minera Manquiri S.A., a Bolivian sociedad anónima, and Ag-Mining Investments, AB (formerly NewCo 4714 Sweden AB under change of name to Argentum Investment AB) (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2018 (File No. 001-08641)).

10.15
Letter Agreement, dated September 25, 2018, by and among Coeur Mining, Inc., a Delaware corporation, Coeur South America Corp., a Delaware corporation, Coeur Explorations, Inc., an Idaho corporation, Empresa Minera Manquiri S.A., a Bolivian sociedad anónima, and Ag-Mining Investments, AB (formerly NewCo 4714 Sweden AB under change of name to Argentum Investment AB) (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018 (File No. 001-08641)).

10.16
Credit Agreement, dated September 29, 2017, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017 (File No. 001-08641)).

10.17
First Amendment to Credit Agreement, dated October 29, 2018, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2018 (File No. 001-08641)).

10.18	Form of Voting Agreement (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 2, 2018 (File No. 001-08641)).
10.19	Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*
10.20
Form of Performance Share Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.21
Form of Incentive Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.22
Form of Nonqualified Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.23
Form of Cash-Settled Stock Appreciation Rights Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.24
Form of Performance Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.25
Form of Restricted Stock Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.26
Separation and Release of Claims Agreement dated November 27, 2018, between Coeur Mining, Inc. and Frank L. Hanagarne, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2018 (File No. 001-08641)).*

10.27
Offer Letter dated December 12, 2018, between Coeur Mining, Inc. and Thomas S. Whelan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2018 (File No. 001-08641)).*

10.28	Separation and Release of Claims Agreement dated December 31, 2018, between Coeur Mining, Inc. and Peter C. Mitchell (Filed herewith).*
10.29	Professional Services Agreement dated December 31, 2018, between Coeur Mining, Inc. and Peter C. Mitchell (Filed herewith).
10.30
Clawback and Forfeiture Policy Effective December 11, 2018 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2018 (File No. 001-08641)).*

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
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 20, 2019	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 20, 2019

/s/ Thomas S.Whelan_____________________ Thomas S. Whelan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2019

/s/ Ken Watkinson______________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 20, 2019

/s/ Kevin S. Crutchfield___________________ Kevin S. Crutchfield	Director	February 20, 2019

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 20, 2019

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 20, 2019

/s/ Eduardo Luna_______________________ Eduardo Luna	Director	February 20, 2019

/s/ Jessica L. McDonald___________________ Jessica L. McDonald	Director	February 20, 2019

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 20, 2019

/s/ John H. Robinson______________________ John H. Robinson	Director	February 20, 2019

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 20, 2019