Form 10-Q
period 2019-03-31
Coeur Mining, Inc.
filed 2019-05-01
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 205,097,074 shares were issued and outstanding as of April 29, 2019.

COEUR MINING, INC.

PART I
Item 8.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2019 (unaudited)	December 31, 2018
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$69,033	$115,081
Receivables	4	33,530	29,744
Inventory	5	60,653	66,279
Ore on leach pads	5	74,517	75,122
Prepaid expenses and other		13,681	11,393
		251,414	297,619
NON-CURRENT ASSETS
Property, plant and equipment, net		299,756	298,451
Mining properties, net		962,058	971,567
Ore on leach pads	5	72,633	66,964
Restricted assets		10,444	12,133
Equity and debt securities	6	25,875	17,806
Receivables	4	31,571	31,151
Other	7	77,614	16,809
TOTAL ASSETS		$1,731,365	$1,712,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$51,777	$47,210
Accrued liabilities and other	18	102,136	82,619
Debt	8	24,520	24,937
Reclamation	9	6,552	6,552
		184,985	161,318
NON-CURRENT LIABILITIES
Debt	8	432,269	433,889
Reclamation	9	131,275	128,994
Deferred tax liabilities		70,811	79,070
Other long-term liabilities	7	79,690	56,717
		714,045	698,670
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 205,111,221 issued and outstanding at March 31, 2019 and 203,310,443 at December 31, 2018		2,051	2,033
Additional paid-in capital		3,442,029	3,443,082
Accumulated other comprehensive income (loss)		—	(59)
Accumulated deficit		(2,611,745)	(2,592,544)
		832,335	852,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,731,365	$1,712,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2019	2018
	Notes	In thousands, except share data
Revenue	3	$154,870	$163,267
COSTS AND EXPENSES
Costs applicable to sales(1)	3	131,650	99,340
Amortization		41,876	30,777
General and administrative		9,474	8,804
Exploration		3,714	6,683
Pre-development, reclamation, and other		4,434	4,225
Total costs and expenses		191,148	149,829
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	12	9,120	4,654
Interest expense, net of capitalized interest	8	(6,454)	(5,965)
Other, net	14	60	513
Total other income (expense), net		2,726	(798)
Income (loss) before income and mining taxes		(33,552)	12,640
Income and mining tax (expense) benefit	10	8,658	(11,949)
Income (loss) from continuing operations		$(24,894)	$691
Income (loss) from discontinued operations	18	5,693	550
NET INCOME (LOSS)		$(19,201)	$1,241
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities		59	(278)
Other comprehensive income (loss)		59	(278)
COMPREHENSIVE INCOME (LOSS)		$(19,142)	$963

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.12)	$0.00
Net income (loss) from discontinued operations		0.03	0.00
Basic(2)		$(0.09)	$0.01
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.12)	$0.00
Net income (loss) from discontinued operations		0.03	0.00
Diluted(2)		$(0.09)	$0.01
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2019	2018
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(19,201)	$1,241
(Income) loss from discontinued operations		(5,693)	(550)
Adjustments:
Amortization		41,876	30,777
Accretion		2,943	3,318
Deferred taxes		(8,259)	454
Fair value adjustments, net	12	(9,120)	(4,654)
Stock-based compensation	11	2,223	2,786
Inventory write-downs	5	15,447	—
Other		1,250	68
Changes in operating assets and liabilities:
Receivables		(5,735)	(1,691)
Prepaid expenses and other current assets		(2,684)	(5,635)
Inventory and ore on leach pads		(18,821)	(8,708)
Accounts payable and accrued liabilities		(6,072)	(1,865)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		(11,846)	15,541
CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(2,690)
CASH PROVIDED BY OPERATING ACTIVITIES		(11,846)	12,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(27,438)	(42,345)
Proceeds from the sale of assets		847	60
Purchase of investments		—	(361)
Sale of investments		1,168	1,619
Other		1,741	(65)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(23,682)	(41,092)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(23,682)	(69,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	8	15,000	15,000
Payments on debt, finance leases, and associated costs	8	(22,356)	(18,449)
Other		(3,364)	(4,606)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(10,720)	(8,055)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(10,720)	(8,077)
Effect of exchange rate changes on cash and cash equivalents		201	557
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(46,047)	(64,231)
Less net cash provided by (used in) discontinued operations(1)		—	(32,930)
		(46,047)	(31,301)
Cash, cash equivalents and restricted cash at beginning of period		118,069	203,402
Cash, cash equivalents and restricted cash at end of period		$72,022	$172,101
(1) Less net cash provided by (used in) discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748, during the three months ended March 31, 2018.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	852,512
Net income (loss)	—	—	—	(19,201)	—	(19,201)
Other comprehensive income (loss)	—	—	—	—	59	59
Common stock issued under stock-based compensation plans, net	1,801	18	(1,053)	—	—	(1,035)
Balances at March 31, 2019 (Unaudited)	205,111	$2,051	$3,442,029	$(2,611,745)	$—	$832,335

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	814,977
Net income (loss)	—	—	—	1,241	—	1,241
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Common stock issued under stock-based compensation plans, net	538	6	(1,635)	—	—	(1,629)
Balances at March 31, 2018 (Unaudited)	186,176	$1,862	$3,355,710	$(2,541,898)	$(363)	$814,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2019. The condensed consolidated December 31, 2018 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2018 10-K.
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases. Changes to the Company’s accounting policy as a result of adoption are discussed below.
From time to time, the Company enters into contractual agreements to lease mining equipment and facilities. Based upon the Company’s assessment of the terms of a specific lease agreement, the Company will classify a lease as either finance or operating. Right-of-use (“ROU”) assets and lease liabilities related to finance leases are presented in Property, plant and equipment, net and Debt on the Condensed Consolidated Balance Sheet. ROU assets and lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in Other asset, non-current, Accrued liabilities and other, and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
Operating and finance lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments, is the rate implicit in the lease unless that rate cannot be readily determined, in that case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. Operating lease ROU assets may also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. The Company has lease arrangements with lease and non-lease components which are accounted for separately. Non-lease components of the lease payments are expenses as incurred and are not included in determining the present value.
Accounting Standards Issued and Implemented
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes became effective for the Company’s fiscal year beginning January 1, 2019 and the Company adopted it using the cumulative-effect adjustment transition method approved by the FASB in July 2018, which does not require the Company to recast the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company elected to utilize the transition related practical expedients permitted by the new standard. In addition to existing finance leases and other financing obligations, the adoption of the new standard resulted in the recognition of additional ROU assets and lease liabilities related to operating leases of approximately $65.0 million. There was no material impact to the Consolidated Statements of Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows or an impact on the Company’s debt covenant calculations as a result of the adoption of ASU 2016-02. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to leasing arrangements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip mine is engaged in the discovery, mining, and production of silver, zinc and lead. Other includes the Sterling/Crown Block and La Preciosa projects, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$31,600	$11,053	$40,286	$23,825	$—	$—	$106,764
Silver sales	21,625	15,317	—	217	2,955	—	40,114
Zinc sales	—	—	—	—	5,634	—	5,634
Lead sales	—	—	—	—	2,358	—	2,358
Metal sales	53,225	26,370	40,286	24,042	10,947	—	154,870
Costs and Expenses
Costs applicable to sales(1)	33,244	22,454	32,175	17,392	26,385	—	131,650
Amortization	14,528	4,037	11,727	2,681	8,426	477	41,876
Exploration	1,010	90	481	—	61	2,072	3,714
Other operating expenses	702	962	271	664	241	11,068	13,908
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	9,120	9,120
Interest expense, net	(136)	(142)	(229)	(21)	(197)	(5,729)	(6,454)
Other, net	(1,040)	(27)	13	86	(188)	1,216	60
Income and mining tax (expense) benefit	1,291	144	—	(173)	9,751	(2,355)	8,658
Income (loss) from continuing operations	$3,856	$(1,198)	$(4,584)	$3,197	$(14,800)	$(11,365)	$(24,894)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$5,693	$5,693
Segment assets(2)	$360,734	$271,403	$221,164	$103,579	$417,089	$174,430	$1,548,399
Capital expenditures	$8,676	$4,645	$9,356	$431	$4,077	$253	$27,438
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$36,069	$14,856	$36,300	$23,249	—	$—	$110,474
Silver sales	33,968	18,641	—	184	—	—	52,793
Metal sales	70,037	33,497	36,300	23,433	—	—	163,267
Costs and Expenses
Costs applicable to sales(1)	31,096	24,305	28,630	15,309	—	—	99,340
Amortization	16,325	4,831	6,717	2,657	—	247	30,777
Exploration	3,970	33	1,590	10	—	1,080	6,683
Other operating expenses	731	884	321	665	20	10,408	13,029
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	4,654	4,654
Interest expense, net	(119)	(98)	(243)	(12)	(410)	(5,083)	(5,965)
Other, net	(2,144)	(40)	(37)	(21)	362	2,393	513
Income and mining tax (expense) benefit	(12,443)	(371)	—	(639)	835	669	(11,949)
Income (loss) from continuing operations	$3,209	$2,935	$(1,238)	$4,120	$767	$(9,102)	$691
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$550	$550
Segment assets(2)	$377,146	$245,881	$215,244	$104,805	361,212	$119,922	$1,424,210
Capital expenditures	$9,293	$2,633	$11,364	$344	18,629	$82	$42,345
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	March 31, 2019	December 31, 2018
Total assets for reportable segments	$1,548,399	$1,550,671
Cash and cash equivalents	69,033	115,081
Other assets	113,933	46,748
Total consolidated assets	$1,731,365	$1,712,500

Geographic Information

Long-Lived Assets	March 31, 2019	December 31, 2018
Mexico	$337,752	$342,007
United States	513,399	515,649
Canada	402,668	404,185
Other	7,995	8,177
Total	$1,261,814	$1,270,018

Revenue	Three Months Ended March 31,
	2019	2018
United States	$90,699	$93,230
Mexico	53,225	70,037
Canada	10,946	—
Total	$154,870	$163,267

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RECEIVABLES
Receivables consist of the following:

In thousands	March 31, 2019	December 31, 2018
Current receivables:
Trade receivables	$8,065	$5,147
Value added tax receivable	18,960	18,609
Income tax receivable	4,054	6
Manquiri Notes Receivable	1,982	5,487
Other	469	495
	$33,530	$29,744
Non-current receivables:
Value added tax receivable(1)	$27,237	$26,817
RMC Receivable(2)	4,334	4,334
	31,571	31,151
Total receivables	$65,101	$60,895
(1) Represents VAT that was paid to the Mexican Government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation).
(2) In November 2018, Republic Metals Corp. (“RMC”), a U.S.-based precious metals refiner, filed Chapter 11 bankruptcy. Approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold was impacted by RMC’s bankruptcy filing.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	March 31, 2019	December 31, 2018
Inventory:
Concentrate	$9,155	$10,772
Precious metals	16,349	20,761
Supplies	35,149	34,746
	60,653	66,279
Ore on leach pads:
Current	74,517	75,122
Non-current	72,633	66,964
	147,150	142,086
Total inventory and ore on leach pads	$207,803	$208,365
In the first quarter of 2019, Silvertip recognized a $15.4 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability. It is possible that additional write-downs will be required as the Company works to optimize operations at Silvertip.

NOTE 6 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies.

	At March 31, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$11,803	$—	$12,055	$23,858
Rockhaven Resources, Ltd.	2,064	(475)	—	1,589
Other	1,356	(928)	—	428
Equity securities	$15,223	$(1,403)	$12,055	$25,875

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	At December 31, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,695	$—	$2,852	$13,547
Rockhaven Resources, Ltd.	2,064	(452)	—	1,612
Other	1,376	(946)	—	430
Equity securities	$14,135	$(1,398)	$2,852	$15,589

Debt Securities
Metalla Royalty & Streaming Ltd.	$2,271	$(54)	$—	$2,217

Equity and debt securities	$16,406	$(1,452)	$2,852	$17,806
(1)     In October 2018, the Company acquired the remaining outstanding shares of Northern Empire Resources Corp. not already owned by the Company.

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. At March 31, 2019, there were no debt securities with unrealized losses.

NOTE 7 – LEASES
ROU Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

In thousands	March 31, 2019
Lease Cost
ROU operating lease cost	$3,449

Short-term operating lease cost	$2,751

Finance Lease Cost:
Amortization of ROU assets	$2,968
Interest on lease liabilities	1,107
Total finance lease cost	$4,075
Supplemental cash flow information related to leases was as follows:

In thousands	March 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,200
Operating cash flows from finance leases	$1,107
Financing cash flows from finance leases	$7,356

Supplemental balance sheet information related to leases was as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In thousands	March 31, 2019
Operating Leases
Other assets, non-current	$62,805

Accrued liabilities and other	$13,340
Other long-term liabilities	48,326
Total operating lease liabilities	$61,666

Finance Leases
Property and equipment, gross	$106,989
Accumulated depreciation	(47,178)
Property and equipment, net	$59,811

Debt, current	$24,520
Debt, non-current	51,224
Total finance lease liabilities	$75,744

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	2.36
Weighted-average remaining lease term - operating leases	4.96

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	6.40%
Weighted-average discount rate - operating leases	5.19%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

At December 31, (In thousands)
	Operating leases	Finance leases
2019	$10,282	$21,381
2020	13,261	24,988
2021	13,048	22,719
2022	13,031	13,707
2023	12,553	7,370
Thereafter	8,605	1,101
Total	$70,780	$91,266
Less: imputed interest	(9,114)	(15,522)
Net lease obligation	$61,666	$75,744

NOTE 8 – DEBT

	March 31, 2019		December 31, 2018
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$246,045	$—	$245,854
Revolving Credit Facility(2)	—	135,000	—	135,000
Finance lease obligations	24,520	51,224	24,937	53,035
	$24,520	$432,269	$24,937	$433,889
(1) Net of unamortized debt issuance costs of $4.0 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively.
(2) Unamortized debt issuance costs of $2.2 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively, included in Other Non-Current Assets.

2024 Senior Notes
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 2024 Senior Notes

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended for net proceeds of approximately $245.0 million. For more details, please see Note 18 -- Debt contained in the 2018 10-K.
Revolving Credit Facility
At March 31, 2019, the Company had $115.0 million available under its revolving credit facility (the “RCF”). At March 31, 2019, the interest rate of the RCF was 4.986%. Since inception, the Company has swapped $75.0 million of variable rate debt on the RCF to fixed rate debt through interest rate swap derivative instruments (see Note 13 -- Derivative Financial Instruments).
On April 30, 2019, the Company and Bank of America, N.A., as administrative agent for the RCF lenders, entered into the Second Amendment to Credit Agreement (the “Amendment”). Among other items, the Amendment (1) modifies the financial covenants to (A) provide greater flexibility under the consolidated net leverage ratio requirement through the September 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the December 31, 2019 test date, and (B) include an additional financial covenant tied to senior secured leverage and (2) increases the interest rate on borrowings under the RCF by 0.75% during periods of elevated consolidated net leverage.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2019, the Company entered into new lease financing arrangements primarily for mining equipment at Silvertip and Wharf . All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended March 31,
In thousands	2019	2018
2024 Senior Notes	$3,673	$3,673
Revolving Credit Facility	1,853	1,152
Finance lease obligations	1,107	524
Amortization of debt issuance costs	342	325
Accretion of Silvertip contingent consideration	179	324
Other debt obligations	—	107
Capitalized interest	(700)	(140)
Total interest expense, net of capitalized interest	$6,454	$5,965

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Asset retirement obligation - Beginning	$133,508	$118,799
Accretion	2,895	2,545
Settlements	(662)	(496)
Asset retirement obligation - Ending	$135,741	$120,848
The Company accrued $2.1 million and $2.0 million at March 31, 2019 and December 31, 2018, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2019 and 2018 by significant jurisdiction:

	Three Months Ended March 31,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(6,047)	$(2,162)	$1,187	$517
Canada	(26,525)	9,792	—	—
Mexico	(772)	1,024	13,126	(13,222)
Other jurisdictions	(208)	4	(1,673)	756
	$(33,552)	$8,658	$12,640	$(11,949)
During the first quarter of 2019, the Company reported estimated income and mining tax benefit of approximately $8.7 million, resulting in an effective tax rate of 25.8%. This compares to income tax expense of $11.9 million for an effective tax rate of 94.5% during the first quarter of 2018. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes and (v) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2018 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2015 forward for the U.S. federal jurisdiction and from 2011 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $3.5 million and $4.5 million in the next twelve months.
At March 31, 2019 and December 31, 2018, the Company had $3.1 million and $3.8 million of total gross unrecognized tax benefits, respectively that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

expense. At March 31, 2019 and December 31, 2018, the amount of accrued income-tax-related interest and penalties was $2.7 million and $3.7 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $2.2 million and $2.8 million, respectively. At March 31, 2019, there was $10.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
The following table summarizes the grants awarded during the three months ended March 31, 2019:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 5, 2019	435,173	$5.08	628,943	$5.54
February 19, 2019	854,058	$5.17	80,850	$5.54

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2019	2018
Unrealized gain (loss) on equity securities	$9,185	$4,842
Realized gain (loss) on equity securities	(8)	(333)
Zinc options	—	145
Interest rate swap, net	(57)	—
Fair value adjustments, net	$9,120	$4,654
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$25,875	$25,875	$—	$—
Other derivative instruments, net	$553	—	553	—
	$26,428	$25,875	$553	$—
Liabilities:
Silvertip contingent consideration	$49,455	$—	$—	$49,455
Other derivative instruments, net	$112	—	112	—
	$49,567	$—	$112	$49,455

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$17,806	$15,589	$—	$2,217
Other derivative instruments, net	914	—	914	—
	$18,720	$15,589	$914	$2,217
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$49,276
Other derivative instruments, net	644	—	644	—
	$49,920	$—	$644	$49,276
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
In July 2017, the Company sold the Endeavor Silver Stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd. (“Metalla”) for total consideration of $13.0 million, including a $6.7 million convertible debenture. The convertible debenture was due to mature in June 30, 2027, however, through a combination of principal repayments and conversions into Metalla shares, the convertible debenture was extinguished in February 2019.
In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd (the “Silvertip Acquisition”). The consideration for the Silvertip Acquisition includes two $25.0 million contingent payments, which are payable in cash and common stock upon reaching a future permitting milestone and resource declaration milestone, respectively. The fair value of the Silvertip contingent consideration is estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2019.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$2,217	$59	$(2,276)	$—	$—
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$179	$49,455

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2019 and December 31, 2018 is presented in the following table:

	March 31, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$1,982	$1,982	$—	$—	$1,982
Liabilities:
5.875% Senior Notes due 2024(1)	$246,045	$237,895	$—	$237,895	$—
RCF(2)	$135,000	$135,000	$—	$135,000	$—
(1) Net of unamortized debt issuance costs of $4.0 million.
(2) Unamortized debt issuance costs of $2.2 million included in Other Non-Current Assets.

	December 31, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$5,487	$5,487	$—	$—	$5,487
Liabilities:
5.875% Senior Notes due 2024(1)	$245,854	$220,446	$—	$220,446	$—
RCF(2)	$135,000	$135,000	$—	$135,000	$—
(1) Net of unamortized debt issuance costs of $4.1 million.
(2) Unamortized debt issuance costs of $2.2 million included in Other Non-Current Assets.
The fair value of the Manquiri Notes Receivable (as defined below) was determined using a discounted cash flow model using a 12% discount rate which takes into consideration the increased credit risk and short duration of the Manquiri Notes Receivable. The fair value is estimated based on observable and unobservable data including yield curves and credit spreads, therefore, the Company classifies the Manquiri Notes Receivable in Level 3 of the fair value hierarchy; see Note 18 -- Discontinued Operations for additional detail.
The fair value of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rate Swap
The Company is a party to two interest rate swap contracts in which it will receive variable-rate interest and pay fixed-rate interest. The Company uses these instruments to manage its exposure to changes in interest rates related to its RCF (see Note 8-- Debt). The interest rate swap derivative instruments are not designated as hedges from an accounting standpoint and hedge accounting is not applied. The notional amount is used to measure interest to be paid or received. The first interest rate swap derivative instrument, with a notional amount of $50.0 million, became effective June 2018 and covers a contractual term of twelve months and net settles monthly. The second interest rate swap derivative instrument, with a notional amount of $75.0 million, will become effective June 2019 and covers a contractual term of six months and net settles monthly.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At March 31, 2019, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2019	Thereafter
Provisional silver sales contracts	$5,712	$—
Average silver price per ounce	$15.11	$—
Notional ounces	378,139	—

Provisional gold sales contracts	$10,657	$—
Average gold price per ounce	$1,303	$—
Notional ounces	8,178	—

Provisional zinc sales contracts	$11,581	$—
Average zinc price per pound	$1.27	$—
Notional pounds	9,099,116	—

Provisional lead sales contracts	$4,234	$—
Average lead price per pound	$0.91	$—
Notional pounds	4,648,252	—

Fixed interest rate swap payable	$323	$—
Fixed Interest rate	2.46%	—
Notional dollars	$50,000	$—

Variable interest rate swap receivable	$326	$—
Average variable interest rate	2.49%	$—
Notional dollars	$50,000	$—

Fixed interest rate swap payable	$960	$—
Fixed Interest rate	2.50%	—
Notional dollars	$75,000	$—

Variable interest rate swap receivable	$911	$—
Average variable interest rate	2.49%	$—
Notional dollars	$75,000	$—
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$550	$161
Interest rate swaps	3	(49)
	$553	$112

	December 31, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$784	$644
Zinc options	113	—
Interest rate swaps	17	—
	$914	$644

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the three months ended March 31, 2019 and 2018, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2019	2018
Revenue	Provisional metal sales contracts	$250	$253
Fair value adjustments, net	Zinc options	—	145
Fair value adjustments, net	Interest rate swaps	(46)	—
		$204	$398
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

NOTE 14 - OTHER, NET
Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2019	2018
Foreign exchange gain (loss)	$(665)	$(670)
Interest income on notes receivable	180	249
Gain (loss) on sale of assets and investments	52	(241)
Other	493	1,175
Other, net	$60	$513

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 15 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2019 and 2018, 2,593,294 and 496,064 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three Months Ended March 31,
In thousands except per share amounts	2019	2018
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(24,894)	$691
Income (loss) from discontinued operations	5,693	550
	$(19,201)	$1,241

Weighted average shares:
Basic	202,422	184,367
Effect of stock-based compensation plans	—	3,254
Diluted	202,422	187,621

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.00
Income (loss) from discontinued operations	0.03	0.00
Basic(1)	$(0.09)	$0.01

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.00
Income (loss) from discontinued operations	0.03	0.00
Diluted(1)	$(0.09)	$0.01
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.

NOTE 16 - SUPPLEMENTAL GUARANTOR INFORMATION
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,185	$10,488	$48,360	$—	$69,033
Receivables	1,915	7,932	23,683	—	33,530
Ore on leach pads	—	74,517	—	—	74,517
Inventory	—	26,963	33,690	—	60,653
Prepaid expenses and other	6,622	821	6,238	—	13,681
	18,722	120,721	111,971	—	251,414
NON-CURRENT ASSETS
Property, plant and equipment, net	2,572	177,473	119,711	—	299,756
Mining properties, net	4,753	235,101	722,204	—	962,058
Ore on leach pads	—	72,633	—	—	72,633
Restricted assets	3,082	206	7,156	—	10,444
Equity and debt securities	25,875	—	—	—	25,875
Receivables	—	1,300	30,271	—	31,571
Net investment in subsidiaries	568,606	45	161	(568,812)	—
Other	296,492	58,211	13,463	(290,552)	77,614
TOTAL ASSETS	$920,102	$665,690	$1,004,937	$(859,364)	$1,731,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,536	$17,180	$32,061	$—	$51,777
Other accrued liabilities	17,478	18,753	65,905	—	102,136
Debt	—	16,740	7,780	—	24,520
Reclamation	—	1,911	4,641	—	6,552
	20,014	54,584	110,387	—	184,985
NON-CURRENT LIABILITIES
Debt	381,045	34,623	307,636	(291,035)	432,269
Reclamation	—	85,328	45,947	—	131,275
Deferred tax liabilities	2,067	3,858	64,886	—	70,811
Other long-term liabilities	5,169	42,703	31,335	483	79,690
Intercompany payable (receivable)	(320,528)	297,592	22,936	—	—
	67,753	464,104	472,740	(290,552)	714,045
STOCKHOLDERS’ EQUITY
Common stock	2,051	20,309	214,400	(234,709)	2,051
Additional paid-in capital	3,442,029	164,605	2,054,419	(2,219,024)	3,442,029
Accumulated deficit	(2,611,745)	(37,912)	(1,847,009)	1,884,921	(2,611,745)
Accumulated other comprehensive income (loss)	—	—	—	—	—
	832,335	147,002	421,810	(568,812)	832,335
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$920,102	$665,690	$1,004,937	$(859,364)	$1,731,365

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,768	$25,518	$79,795	$—	$115,081
Receivables	5,333	5,505	18,906	—	29,744
Ore on leach pads	—	75,122	—	—	75,122
Inventory	—	31,678	34,601	—	66,279
Prepaid expenses and other	4,378	1,846	5,169	—	11,393
Assets held for sale	—	—	—	—	—
	19,479	139,669	138,471	—	297,619
NON-CURRENT ASSETS
Property, plant and equipment, net	2,755	179,152	116,544	—	298,451
Mining properties, net	4,753	235,638	731,176	—	971,567
Ore on leach pads	—	66,964	—	—	66,964
Restricted assets	4,872	207	7,054	—	12,133
Equity and debt securities	17,797	9	—	—	17,806
Receivables	—	1,301	29,850	—	31,151
Net investment in subsidiaries	594,584	57	284	(594,925)	—
Other	291,249	11,619	2,169	(288,228)	16,809
TOTAL ASSETS	$935,489	$634,616	$1,025,548	$(883,153)	$1,712,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,181	$19,244	$25,785	—	$47,210
Other accrued liabilities	22,274	14,124	46,221	—	82,619
Debt	—	16,873	8,064	—	24,937
Reclamation	—	1,911	4,641	—	6,552
	24,455	52,152	84,711	—	161,318
NON-CURRENT LIABILITIES
Debt	380,854	36,377	304,886	(288,228)	433,889
Reclamation	—	84,092	44,902	—	128,994
Deferred tax liabilities	218	3,855	74,997	—	79,070
Other long-term liabilities	2,465	4,639	49,613	—	56,717
Intercompany payable (receivable)	(325,014)	303,084	21,930	—	—
	58,523	432,047	496,328	(288,228)	698,670
STOCKHOLDERS’ EQUITY
Common stock	2,033	19,630	214,400	(234,030)	2,033
Additional paid-in capital	3,443,082	164,506	2,043,869	(2,208,375)	3,443,082
Accumulated deficit	(2,592,545)	(33,719)	(1,813,760)	1,847,480	(2,592,544)
Accumulated other comprehensive income (loss)	(59)	—	—	—	(59)
	852,511	150,417	444,509	(594,925)	852,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$935,489	$634,616	$1,025,548	$(883,153)	$1,712,500

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$90,699	$64,171	$—	$154,870
COSTS AND EXPENSES
Costs applicable to sales(1)	—	72,022	59,628	—	131,650
Amortization	221	18,445	23,210	—	41,876
General and administrative	9,474	—	—	—	9,474
Exploration	336	1,124	2,254	—	3,714
Pre-development, reclamation, and other	160	1,943	2,331	—	4,434
Total costs and expenses	10,191	93,534	87,423	—	191,148
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	9,120	—	—	—	9,120
Other, net	4,998	165	(800)	(4,303)	60
Interest expense, net of capitalized interest	(5,729)	(392)	(4,636)	4,303	(6,454)
Total other income (expense), net	8,389	(227)	(5,436)	—	2,726
Income (loss) from continuing operations before income and mining taxes	(1,802)	(3,062)	(28,688)	—	(33,552)
Income and mining tax (expense) benefit	(2,077)	(32)	10,767	—	8,658
Income (loss) from continuing operations	(3,879)	(3,094)	(17,921)	—	(24,894)
Equity income (loss) in consolidated subsidiaries	(21,015)	(418)	283	21,150	—
Income (loss) from discontinued operations	5,693	—	—	—	5,693
NET INCOME (LOSS)	$(19,201)	$(3,512)	$(17,638)	$21,150	$(19,201)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	59	—	—	—	59
COMPREHENSIVE INCOME (LOSS)	$(19,142)	$(3,512)	$(17,638)	$21,150	$(19,142)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$93,230	$70,037	$—	$163,267
COSTS AND EXPENSES
Costs applicable to sales(1)	—	68,245	31,095	—	99,340
Amortization	246	14,205	16,326	—	30,777
General and administrative	8,797	3	4	—	8,804
Exploration	459	2,245	3,979	—	6,683
Pre-development, reclamation, and other	406	1,947	1,872	—	4,225
Total costs and expenses	9,908	86,645	53,276	—	149,829
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	4,946	(292)	—	—	4,654
Other, net	4,475	(137)	(106)	(3,719)	513
Interest expense, net of capitalized interest	(5,083)	(353)	(4,248)	3,719	(5,965)
Total other income (expense), net	4,338	(782)	(4,354)	—	(798)
Income (loss) from continuing operations before income and mining taxes	(5,570)	5,803	12,407	—	12,640
Income and mining tax (expense) benefit	1,638	(1,120)	(12,467)	—	(11,949)
Income (loss) from continuing operations	(3,932)	4,683	(60)	—	691
Equity income (loss) in consolidated subsidiaries	4,164	(38)	(170)	(3,956)	—
Income (loss) from discontinued operations	1,009	(284)	(175)	—	550
NET INCOME (LOSS)	$1,241	$4,361	$(405)	$(3,956)	$1,241
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(278)	—	—	—	(278)
Reclassification adjustments for impairment of equity securities, net of tax	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$963	$4,361	$(405)	$(3,956)	$963
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	(30,395)	8,468	(11,069)	21,150	(11,846)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,395)	8,468	(11,069)	21,150	(11,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38)	(14,431)	(12,969)	—	(27,438)
Proceeds from the sale of assets	—	753	94	—	847
Sales of investments	1,168	—	—	—	1,168
Other	1,803	—	(62)	—	1,741
Investments in consolidated subsidiaries	21,015	—	135	(21,150)	—
Cash provided by (used in) activities of continuing operations	23,948	(13,678)	(12,802)	(21,150)	(23,682)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,948	(13,678)	(12,802)	(21,150)	(23,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	15,000	—	—	—	15,000
Payments on debt, capital leases, and associated costs	(15,000)	(4,387)	(2,969)	—	(22,356)
Net intercompany financing activity	10,226	(5,357)	(4,869)	—	—
Other	(3,364)	—	—	—	(3,364)
Cash provided by (used in) activities of continuing operations	6,862	(9,744)	(7,838)	—	(10,720)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,862	(9,744)	(7,838)	—	(10,720)
Effect of exchange rate changes on cash and cash equivalents	—	3	198	—	201
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	415	(14,951)	(31,511)	—	(46,047)
Cash, cash equivalents and restricted cash at beginning of period	12,747	25,532	79,790	—	118,069
Cash, cash equivalents and restricted cash at end of period	$13,162	$10,581	$48,279	$—	$72,022

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(7,938)	$5,395		$22,040	$(3,956)	15,541
Cash provided by (used in) activities of discontinued operations	—	—		(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,938)	5,395		19,350	(3,956)	12,851

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(83)	(14,341)		(27,921)	—	(42,345)
Proceeds from the sale of assets	—	60		—	—	60
Purchase of investments	(361)	—		—	—	(361)
Sales of investments	1,067	552		—	—	1,619
Other	—	—		(65)	—	(65)
Investments in consolidated subsidiaries	(4,162)	37		169	3,956	—
Cash provided by (used in) activities of continuing operations	(3,539)	(13,692)		(27,817)	3,956	(41,092)
Cash provided by (used in) activities of discontinued operations	—	—		(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,539)	(13,692)		(56,287)	3,956	(69,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	15,000	—	52,577	—	—	15,000
Payments on debt, capital leases, and associated costs	—	(2,395)		(16,054)	—	(18,449)
Net intercompany financing activity	(20,381)	(10,946)		31,327	—	—
Other	(4,606)	—		—	—	(4,606)
Cash provided by (used in) activities of continuing operations	(9,987)	(13,341)		15,273	—	(8,055)
Cash provided by (used in) activities of discontinued operations	—	—		(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,987)	(13,341)		15,251	—	(8,077)
Effect of exchange rate changes on cash and cash equivalents	—	2		555	—	557
Less net cash provided by (used in) discontinued operations	—	—		(32,930)	—	(32,930)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,464)	(21,636)		11,799	—	(31,301)
Cash and cash equivalents at beginning of period	56,033	52,239		95,130	—	203,402
Cash and cash equivalents at end of period	$34,569	$30,603		$106,929	$—	$172,101

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. As of March 31, 2019 the remaining unamortized balance was $12.5 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the Silvertip Acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at March 31, 2019. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day (the “Permit contingent consideration”). The permit application was required to be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018 and was submitted on April 30, 2018. As of March 31, 2019, the Company included the $25.0 million Permit contingent consideration in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. The second milestone payment of up to $25.0 million million is contingent upon the amount of resource tonnes added as of December 31, 2019. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes, up to 3.7 million tonnes (the “Resource contingent consideration”). The maximum payment of $25.0 million can be earned if the total resource (including reserves) reaches 3.7 million tonnes. The Silvertip mine’s total resource (including reserves) was approximately 3.3 million tonnes at December 31, 2018, of which 0.5 million tonnes are classified as inferred resources which are not included in the Company’s mineralized material total reported in the 2018 10-K. As of March 31, 2019, the Company included the $25.0 million Resource contingent consideration in Accrued liabilities and other on the Condensed Consolidated Balance Sheet.

NOTE 18 – DISCONTINUED OPERATIONS
In December 2017, the Company and certain of its subsidiaries entered into a definitive agreement (as amended, the “Manquiri Agreement”) to sell all of the outstanding capital stock of Empresa Minera Manquiri S.A. (“Manquiri”), which is the operator of the San Bartolomé mine and processing facility (the “Manquiri Divestiture”).On February 28, 2018, the Manquiri Divestiture was completed, and, in accordance with the Manquiri Agreement, the capital stock in Manquiri was sold to Ag-Mining Investments, AB, a privately-held Swedish company (the “Buyer”), in exchange for, among other items, (A) 2.0% net smelter returns royalty on all metals processed through the San Bartolomé mine’s processing facility (the “NSR”) and (B) promissory notes payable by the Buyer with an aggregate principal amount equal to $27.6 million (the “Manquiri Notes Receivable”). In September 2018, the Company entered into a letter agreement (“Letter Agreement”) with the Buyer pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable (as described in the 2018 10-K) was reduced to $25.0 million, and the Buyer made a concurrent cash payment of $15.0 million to the Sellers in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of the NSR until October 15, 2019 and to forgo any rights to any value added tax refunds collected or received by Manquiri.
On February 28, 2019, the parties executed a letter agreement (the “February Letter Agreement”), which amended certain terms of the Manquiri Agreement. Pursuant to the February Letter Agreement, the Buyer agreed to accelerate repayment of the remaining aggregate $6.0 million owed under the Manquiri Notes Receivable, by making a concurrent cash payment of $2.0 million to the Company in respect of the Manquiri Notes Receivable and agreeing to pay the remaining $4.0 million outstanding principal amount in two equal installments on March 31, 2019 and April 30, 2019, both of which were received. As of the date of the entry into the February Letter Agreement, the remaining obligations under the Manquiri Agreement (including post-closing indemnification obligations) terminated. The Company recorded a $5.7 million gain on the sale Manquiri following the release of the indemnification liability (associated with termination of post-closing indemnification obligations) pursuant to the February Letter Agreement.
In addition, pursuant to the February Letter Agreement, until October 31, 2019 (the “Option Period”) the Buyer has a non-exclusive option (the “Option”) to either purchase or terminate its obligations to pay the NSR, by making a payment to Coeur of $4.8 million (the “NSR Payment Amount”). During the Option Period, the Company’s rights in respect of receipt of the NSR are suspended. If the Buyer does not exercise the Option and pay the NSR Payment Amount to Coeur during the Option Period,

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

or if Coeur transfers the NSR to a third party, Buyer’s obligations to pay the NSR will resume for the quarterly period beginning on July 1, 2019 and ending September 30, 2019, and such payment shall be payable by the expiration of the Option Period.
The sale of Manquiri and the San Bartolomé mine had a significant effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the three months ended March 31, 2019 and 2018 are classified on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$12,346
COSTS AND EXPENSES
Costs applicable to sales(1)	—	12,269
General and administrative	—	41
Pre-development, reclamation, and other	—	265
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	—	(3)
Other, net	—	(260)
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	—	(492)
Pretax gain on the disposal of the discontinued operation	5,693	1,525
Total pretax gain or loss on discontinued operations	5,693	1,033
Income and mining tax (expense) benefit	—	(483)
Income (loss) from discontinued operations	$5,693	$550
(1) Excludes amortization.
Net cash used in operating activities from San Bartolomé were $2.7 million for the three months ended March 31, 2018. Net cash used in investing activities from San Bartolomé were $28.5 million for the three months ended March 31, 2018

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2019	December 31, 2018
Accrued salaries and wages	$16,190	$22,229
Income and mining taxes	8,825	16,474
Silvertip contingent consideration	49,455	25,000
Accrued operating costs	6,179	13,688
Taxes other than income and mining	2,974	3,639
Accrued interest payable	5,173	1,589
Operating lease liabilities	13,340	$—
Accrued liabilities and other	$102,136	$82,619

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2019 and 2018:

In thousands	March 31, 2019	March 31, 2018
Cash and cash equivalents	$69,033	$159,643
Restricted cash equivalents	2,989	12,458
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,022	$172,101

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. We provide Costs applicable to sales (“CAS”) split, referred to as the co-product method, based on revenue contribution for Palmarejo, Rochester and Silvertip and based on the primary metal, referred to as the by-product method, for Wharf. Revenue from secondary metal, silver at Wharf, is treated as a cost credit.
Overview
We are primarily a gold and silver producer with five operating mines located in the United States, Canada and Mexico and several exploration projects in North America.
First Quarter 2019 Highlights

•
Lower gold and silver grades attributable to mine sequencing led to lower gold and silver production and higher costs applicable to sales per gold and silver ounce at Palmarejo. Palmarejo’s La Nacion deposit, located between the Independencia and Guadalupe underground mines, remains on-schedule to commence production in the second half of 2019.

•
Rochester gold and silver production decreased and costs applicable to sales per gold and silver ounce increased driven by lower ore placement rates due to adverse weather conditions and decommissioning of the crusher as part of the high pressure grinding roll, or HGPR, crushing unit project. HGPR construction remains on-budget and on-schedule. Commissioning activities are now underway and the impact on silver recovery rates is expected to be seen beginning mid-year with full ramp-up expected during the third quarter.

•
Kensington gold production increased and costs applicable to sales per gold ounce remained comparable. The higher grade Jualin mine, which reached commercial production in December, supplemented existing ore sources at Kensington in the first quarter of 2019 and is expected to contribute to increased production and lower costs applicable to sales per gold ounce for the remainder of 2019. Mining activities at Jualin shifted focus from ore development to full production, allowing for longhole stope production at Jualin in future quarters. Ore from Jualin accounted for approximately 10% of Kensington’s gold production during the quarter and had an average grade of 0.41 ounces per ton. Jualin is expected to account for approximately 20% of Kensington’s total production in 2019.

•
Wharf first quarter gold production reflects the impact of lower grade tons placed in the prior quarter. Costs applicable to sales per gold ounce increased in the first quarter of 2019 as a result of higher equipment rental and consumable costs.

•
Production at Silvertip, which commenced commercial production in September 2018, was higher driven by higher tons milled. The mill exceeded 1,100 tpd (1,000 metric tonnes per day (“mtpd”)) intermittently in March and averaged approximately 843 tpd (765 mtpd), excluding two days of scheduled maintenance. Average head grades, recovery rates and concentrate grades are expected to continue trending higher as mill availability improves and newly-mined higher grade material is processed. Current areas of focus include (i) sustaining consistent levels of mill availability to allow for recovery rate optimization, (ii) accelerating underground development rates to enhance mining flexibility and access to higher grade ore, and (iii) workforce training and retention.

Selected Financial and Operating Results

	Three Months Ended March 31,
In thousands	2019	2018
Financial Results from Continuing Operations:
Gold sales	$106,764	$110,474
Silver sales	$40,114	$52,793
Zinc sales	$5,634	$—
Lead sales	$2,358	$—
Consolidated Revenue	$154,870	$163,267
Net income (loss)	$(24,894)	$691
Net income (loss) per share, diluted	$(0.12)	$0.00
Adjusted net income (loss)(1)	$(22,958)	$342
Adjusted net income (loss) per share, diluted(1)	$(0.11)	$0.00
EBITDA(1)	$14,778	$49,382
Adjusted EBITDA(1)	$26,104	$49,186
Operating Results from Continuing Operations:
Gold ounces produced	78,336	85,383
Silver ounces produced	2,490,434	3,182,110
Zinc pounds produced	3,719,013	—
Lead pounds produced	3,076,845	—
Gold ounces sold	85,326	87,153
Silver ounces sold	2,635,015	3,160,913
Zinc pounds sold	4,723,069	—
Lead pounds sold	2,747,847	—
Average realized price per gold ounce	$1,251	$1,268
Average realized price per silver ounce	$15.22	$16.70
Average realized price per zinc pound	$1.50	$—
Average realized price per lead pound	$0.92	$—
Financial and Operating Results from Discontinued Operations:(2)
Income (loss) from discontinued operations	$5,693	$550
Silver ounces produced	—	643,078
Gold ounces produced	—	78
Silver ounces sold	—	704,479
Gold ounces sold	—	292
(1)See “Non-GAAP Financial Performance Measures.”
(2)Reported production and financial results for the three months ended March 31, 2018 include operations through February 28, 2018.

Consolidated Financial Results
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Revenue
Revenue decreased by $8.4 million as a result of fewer gold (2%) and silver (17%) ounces sold coupled with a 1% and 9% decrease in average realized gold and silver prices, respectively, partially offset by sales from Silvertip, which commenced commercial production in September 2018. The Company sold 85,326 gold ounces, 2.6 million silver ounces, 4.7 million zinc pounds and 2.7 million lead pounds compared to 87,153 gold ounces and 3.2 million silver ounces in the prior year. Gold contributed 68% of sales, silver contributed 26%, zinc contributed 4% and lead contributed less than 2%, compared to 68% of sales from gold and 32% from silver.

The following table summarizes consolidated metal sales:

	Three Months Ended March 31,		Increase	Percent
In thousands	2019	2018	(Decrease)	Change
Gold sales	$106,764	$110,474	$(3,710)	(3)%
Silver sales	40,114	52,793	(12,679)	(24)%
Zinc sales	5,634	—	5,634	100%
Lead sales	2,358	—	2,358	100%
Metal sales	$154,870	$163,267	$(8,397)	(5)%
Costs Applicable to Sales
Costs applicable to sales increased primarily due to sales at Silvertip, a $15.4 million write-down of inventory at Silvertip and higher per unit costs at all operating sites. For 2019, unit costs are expected to remain within the guidance ranges disclosed in the 2018 10-K. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $11.1 million, or 36%, resulting from the inclusion of Silvertip and higher sales at Kensington.
Expenses
General and administrative expenses increased $0.7 million, or 8%, primarily due to higher professional services costs.
Exploration expense decreased $3.0 million, or 44%, as a result of lower near-mine exploration costs at Palmarejo and Kensington, as well as lower greenfields explorations expense in Mexico partially offset by exploration expense at the recently-acquired Sterling and Crown deposits located in southern Nevada. The Company completed 27,724 feet (8,450 meters) of resource expansion drilling and 62,402 feet (19,020 meters) of resource infill drilling in the first quarter of 2019 compared to 109,983 feet (33,523 meters) of resource expansion drilling and 85,058 feet (25,926 meters) of resource infill drilling in the first quarter of 2018. Exploration activities in the first quarter of 2019 focused on targets at Palmarejo, Kensington and the Sterling Gold Project. Drill programs at Rochester, Wharf and Silvertip are scheduled to resume in the second quarter.
Pre-development, reclamation, and other expenses increased $0.2 million, or 5%, stemming from higher asset retirement obligation accretion expense at Silvertip.
Other Income and Expenses
Fair value adjustments, net, increased to $9.1 million from $4.7 million as a result of favorable fair value adjustments related to the Company’s equity investment in Metalla Royalty & Streaming Ltd, which has an estimated fair value of $23.9 million at March 31, 2019.
Interest expense (net of capitalized interest of $0.7 million) increased to $6.5 million from $6.0 million, due to higher average debt levels related to the RCF.

Income and Mining Taxes
During the first quarter of 2019, the Company reported estimated income and mining tax benefit of approximately $8.7 million resulting in an effective tax rate of 25.8%. This compares to income tax expense of $11.9 million or an effective tax rate of 94.5% during the first quarter of 2018.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(6,047)	$(2,162)	$1,187	$517
Canada	(26,525)	9,792	—	—
Mexico	(772)	1,024	13,126	(13,222)
Other jurisdictions	(208)	4	(1,673)	756
	$(33,552)	$8,658	$12,640	$(11,949)
The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes and (v) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2018 10-K.
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $24.9 million, or $0.12 per share, compared to net income of $0.7 million, or $0.00 per share. The decrease in net income from continuing operations was driven by lower sales and higher operating costs which included a write-down of $15.4 million at Silvertip of metal inventory as a result of lower than expected production levels. Adjusted net loss was $23.0 million, or $0.11 per share, compared to adjusted net income of $0.3 million, or $0.00 per share (see “Non-GAAP Financial Performance Measures”).
Net Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $5.1 million. In February 2019, the Company recorded an adjustment to the gain from the Manquiri Divestiture following the release of a liability associated with the Company’s post-closing indemnification obligations which were extinguished pursuant to the February Letter Agreement.
2019 Guidance Framework

The Company’s 2019 production and CAS guidance remains unchanged from its original guidance disclosed in the 2018 10-K.

Results of Continuing Operations
Palmarejo

	Three Months Ended March 31,
	2019	2018
Tons milled	378,987	359,893
Average gold grade (oz/t)	0.07	0.10
Average silver grade (oz/t)	4.64	6.88
Average recovery rate – Au	83.4%	80.4%
Average recovery rate – Ag	72.8%	81.4%
Gold ounces produced	23,205	29,896
Silver ounces produced	1,278,283	2,013,239
Gold ounces sold	27,394	30,888
Silver ounces sold	1,405,409	2,030,703
Costs applicable to sales per gold ounce(1)	$716	$519
Costs applicable to sales per silver ounce(1)	$9.70	$7.43
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Gold and silver production decreased 22% and 37%, respectively, resulting from lower silver and gold grades attributable to mine sequencing, which in turn contributed to a 38% and 31% increase in costs applicable to sales per gold and silver ounce, respectively. Metal sales were $53.2 million, or 34% of Coeur’s metal sales, compared with $70.0 million, or 43% of Coeur’s metal sales. Amortization decreased to $14.5 million primarily due to lower ounces sold. Capital expenditures remained comparable at $8.7 million and were focused on underground development at Guadalupe, Independencia and La Nacion, conversion drilling and a new thickener that is expected to increase gold and silver recovery rates.
Rochester

	Three Months Ended March 31,
	2019	2018
Tons placed	2,667,559	4,351,131
Average gold grade (oz/t)	0.003	0.003
Average silver grade (oz/t)	0.46	0.54
Gold ounces produced	8,256	11,487
Silver ounces produced	959,905	1,157,026
Gold ounces sold	8,511	11,163
Silver ounces sold	1,000,453	1,119,227
Costs applicable to sales per gold ounce(1)	$1,108	$947
Costs applicable to sales per silver ounce(1)	$13.02	$11.85
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Gold and silver production decreased 28% and 17%, respectively, due to reduced placement rates caused by adverse weather conditions and the planned decommissioning of a crusher as part of the HPGR project in the second half of 2018. Metal sales were $26.4 million, or 17% of Coeur’s metal sales, compared with $33.5 million, or 21% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 17% and 10%, respectively, due to lower production. Capital expenditures increased to $4.6 million from $2.6 million due to higher HPGR unit and POA 11 capital expenditures.

Kensington

	Three Months Ended March 31,
	2019	2018
Tons milled	164,332	158,706
Average gold grade (oz/t)	0.20	0.17
Average recovery rate	90.2%	94.0%
Gold ounces produced	29,973	26,064
Gold ounces sold	$31,335	$27,763
Costs applicable to sales per gold ounce(1)	$1,027	$1,010

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Gold production increased 15% due to higher mill throughput resulting from Jualin mine production. Metal sales were $40.3 million, or 26% of Coeur’s metal sales, compared to $36.3 million, or 22% of Coeur’s metal sales. Costs applicable to sales per gold ounce were comparable primarily due to planned equipment rebuilds in the first quarter of 2019. Amortization increased to $11.7 million from $6.7 million due to higher gold ounces sold. Capital expenditures decreased to $9.4 million resulting from decreased underground development at Kensington, Jualin and Raven and lower mining equipment expenditures.
Wharf

	Three Months Ended March 31,
	2019	2018
Tons placed	1,090,510	1,076,395
Average gold grade (oz/t)	0.020	0.022
Gold ounces produced	16,902	17,936
Silver ounces produced	13,484	11,845
Gold ounces sold	18,086	17,339
Silver ounces sold	14,052	10,983
Costs applicable to sales per gold ounce(1)	$950	$868

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Gold production reflects the impact of lower grade tons placed in the prior quarter. Metal sales were $24.0 million, or 16% of Coeur’s metal sales, compared to $23.4 million, or 14% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 9% due to higher equipment rental and consumable costs. Amortization remained comparable at $2.7 million despite higher gold ounces sold due to lower amortizable mineral interests. Capital expenditures remained comparable at $0.4 million.

Silvertip

	Three Months Ended March 31,
	2019	2018
Tons milled	62,051	—
Average silver grade (oz/t)	5.50	—
Average zinc grade (%)	5.9%	—
Average lead grade (%)	3.7%	—
Average recovery rate – Ag	69.9%
Average recovery rate – Zn	50.5%
Average recovery rate – Pb	66.8%
Silver ounces produced	238,762	—
Zinc pounds produced	3,719,013	—
Lead pounds produced	3,076,845	—
Silver ounces sold	$215,101	$—
Zinc pounds sold	$4,723,069	$—
Lead pounds sold	$2,747,847	$—
Costs applicable to sales per silver ounce(1)	$33.12	$—
Costs applicable to sales per zinc pound(1)	$2.85	$—
Costs applicable to sales per lead ounce(1)	$2.11	$—

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
In September 2018, Silvertip commenced commercial production. Metal sales were $10.9 million, or 7% of Coeur’s metal sales. Costs applicable to sales per ounce were impacted by a $15.4 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates. Amortization was $8.4 million. Capital expenditures decreased to $4.1 million from $18.6 million due to pre-production capitalization in 2018. Capital expenditures focused on underground development and the 220-person camp that was opened to employees in March 2019.

Liquidity and Capital Resources
At March 31, 2019, the Company had $72.0 million of cash, cash equivalents and restricted cash and $115.0 million available under the RCF. Cash and cash equivalents decreased $46.0 million in the three months ended March 31, 2019 primarily due to lower gold and silver prices, lower gold and silver ounces sold, Silvertip operating costs and mining tax payments at Palmarejo, partially offset by lower capital expenditures at Silvertip. The amount available of $115.0 million under the RCF was the same at March 31, 2019 as it was at December 31, 2018.
Cash Provided by (Used in) Operating Activities from Continuing Operations
Net cash used in operating activities for the three months ended March 31, 2019 was $11.8 million, compared to net cash provided by operating activities for the three months ended March 31, 2018 of $15.5 million. Adjusted EBITDA from continuing operations was $26.1 million, compared to $49.2 million (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended March 31,
In thousands	2019	2018
Cash flow before changes in operating assets and liabilities	$21,466	$33,440
Changes in operating assets and liabilities:
Receivables	(5,735)	(1,691)
Prepaid expenses and other	(2,684)	(5,635)
Inventories	(18,821)	(8,708)
Accounts payable and accrued liabilities	(6,072)	(1,865)
Cash provided by (used in) continuing operating activities	$(11,846)	$15,541
Cash provided by (used in) operating activities decreased $27.4 million in the three months ended March 31, 2019, in line with the Company’s expectations, compared to the three months ended March 31, 2018, primarily due to lower sales of gold and silver (2% and 17%, respectively). In addition, cash provided by (used in) operating activities was impacted by lower than anticipated production at Silvertip that resulted in a $15.4 million write-down of metals inventory, as well as income and mining tax payments made by Coeur Mexicana in the first quarter of 2019 and timing of VAT collections. Revenue for the three months ended March 31, 2019 decreased $8.4 million, of which $6.1 million was due to lower average realized prices and $2.3 million was due to lower volume of sales.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended March 31, 2019 was $23.7 million compared to net cash used in investing activities of $41.1 million in the three months ended March 31, 2018. Cash used in investing activities decreased primarily due to pre-production capital spending at Silvertip in 2018. The Company had capital expenditures of $27.4 million in the three months ended March 31, 2019 compared with $42.3 million in the three months ended March 31, 2018. Capital expenditures in the three months ended March 31, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new 220-person camp at Silvertip and the HPGR unit at Rochester. Capital expenditures in the three months ended March 31, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo, and Kensington.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash used in financing activities in the three months ended March 31, 2019 increased to $10.7 million compared to net cash used in financing activities of $8.1 million in the three months ended March 31, 2018 as a result of higher finance lease payments. During the three months ended March 31, 2019, the Company borrowed and repaid $15.0 million, from the RCF. During the three months ended March 31, 2018, the Company borrowed $15.0 million from the RCF to repay a Silvertip-related debt obligation.

Critical Accounting Policies and Accounting Developments
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2018 10-K and in Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.

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

On April 30, 2019, the Company and Bank of America, N.A., as administrative agent for the RCF lenders, entered into the Amendment. Among other items, the Amendment (1) modifies the financial covenants to (A) provide greater flexibility under the consolidated net leverage ratio requirement through the September 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the December 31, 2019 test date, and (B) include an additional financial covenant tied to senior secured leverage and (2) increases the interest rate on borrowings under the RCF by 0.75% during periods of elevated consolidated net leverage.

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 18 -- to the Condensed Consolidated Financial Statements. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
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

	Three Months Ended March 31,
In thousands except per share amounts	2019	2018
Net income (loss)	$(19,201)	$1,241
(Income) loss from discontinued operations, net of tax	(5,693)	(550)
Fair value adjustments, net	(9,120)	(4,654)
(Gain) loss on sale of assets and securities	(52)	241
Interest income on notes receivables	(180)	(248)
Silvertip start-up write-down	15,447	—
Foreign exchange loss (gain)	1,256	4,312
Tax effect of adjustments(1)	(5,415)	—
Adjusted net income (loss)	$(22,958)	$342

Adjusted net income (loss) per share - Basic	$(0.11)	$0.00
Adjusted net income (loss) per share - Diluted	$(0.11)	$0.00

(1)	For the three months ended March 31, 2019, tax effect of adjustments of $5.4 million (-89%) is primarily related to the write-down of Silvertip start-up costs.
EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the 2024 Senior Notes Indenture and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Three Months Ended March 31,
In thousands except per share amounts	2019	2018
Net income (loss)	$(19,201)	$1,241
(Income) loss from discontinued operations, net of tax	(5,693)	(550)
Interest expense, net of capitalized interest	6,454	5,965
Income tax provision (benefit)	(8,658)	11,949
Amortization	41,876	30,777
EBITDA	14,778	49,382
Fair value adjustments, net	(9,120)	(4,654)
Foreign exchange (gain) loss	665	670
(Gain) loss on sale of assets and securities	(52)	241
Interest income on notes receivables	(180)	(248)
Silvertip start-up write-down	15,447	—
Asset retirement obligation accretion	2,943	2,669
Inventory adjustments and write-downs	1,623	1,126
Adjusted EBITDA	$26,104	$49,186
Costs Applicable to Sales
Management uses CAS to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing gold, silver, zinc and lead, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes that allocating CAS to gold, silver, zinc and lead based on gold, silver, zinc and lead metal sales relative to total metal sales best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit, converting to silver equivalent ounces, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.

Three Months Ended March 31, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$47,772	$26,491	$43,902	$20,073	$34,811	$173,049
Amortization	(14,528)	(4,037)	(11,727)	(2,681)	(8,426)	(41,399)
Costs applicable to sales	$33,244	$22,454	$32,175	$17,392	$26,385	$131,650

Metal Sales
Gold ounces	27,394	8,511	31,335	18,086		85,326
Silver ounces	1,405,409	1,000,453		14,052	215,101	2,635,015
Zinc pounds					4,723,069	4,723,069
Lead pounds					2,747,847	2,747,847

Costs applicable to sales
Gold ($/oz)	$716	$1,108	$1,027	$950
Silver ($/oz)	$9.70	$13.02			$33.12
Zinc ($/lb)					$2.85
Lead ($/lb)					$2.11

Three Months Ended March 31, 2018

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$47,420	$29,136	$35,347	$17,966	$—	$129,869
Amortization	(16,325)	(4,831)	(6,717)	(2,657)	—	(30,530)
Costs applicable to sales	$31,095	$24,305	$28,630	$15,309	$—	$99,339
Inventory Adjustments	8	(471)	(591)	(72)	—	(1,126)
By-product credit	—	—	—	(183)	—	(183)
Adjusted costs applicable to sales	$31,103	$23,834	$28,039	$15,054	$—	$98,030

Metal Sales
Gold ounces	30,888	11,163	27,763	17,339		87,153
Silver ounces	2,030,703	1,119,227		10,983	—	3,160,913
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$519	$947	$1,010	$868
Silver ($/oz)	$7.43	$11.85			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, estimated production, costs, capital expenditures, contingent payments for the Silvertip Acquisition, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2018 10-K, the risks set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, , (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (ix) the effects of environmental and other governmental regulations, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 13 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold, Silver, Zinc and Lead Prices
Gold, silver, zinc, and lead prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold, silver, zinc, and lead.
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at December 31, 2018 that settled in January 2019. The Company had no outstanding gold, silver, zinc or lead hedges at March 31, 2019.
Provisional Gold and Silver Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in gold, silver, zinc and lead prices resulted in provisional pricing mark-to-market gains of $0.3 million in the three months ended March 31, 2019 and 2018.

At March 31, 2019, the Company had outstanding provisionally priced sales of 8,178 ounces of gold at an average price of $1,303, 0.4 million ounces of silver at an average price of $15.11, 9.1 million pounds of zinc at an average price of $1.27 and 4.6 million pounds of lead at an average price of $0.91. A 10% change in realized gold, silver, zinc and lead prices would cause revenue to vary by $3.2 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at March 31, 2019.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had outstanding interest rate swaps whereby the Company receives a variable rate in exchange for a floating rate at March 31, 2019 with a contractual term through June 2019 and December 31, 2019. A 10% change in the 1-month LIBOR would cause Fair value adjustments, net to vary by $0.1 million.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2018 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.         Other Information
On April 30, 2019, the Company and Bank of America, N.A., as administrative agent for the RCF lenders, entered into the Amendment. Among other items, the Amendment (1) modifies the financial covenants to (A) provide greater flexibility under the consolidated net leverage ratio requirement through the September 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the December 31, 2019 test date, and (B) include an additional financial covenant tied to senior secured leverage and (2) increases the interest rate on borrowings under the RCF by 0.75% during periods of elevated consolidated net leverage. The foregoing description is a summary only and is qualified in its entirety by the terms of the Amendment, a copy of which is filed as Exhibit 10.2 to this Report and is incorporated by reference into this Item 5.

Item 6.        Exhibits

3.1	Amended and Restated Bylaws effective March 8, 2019 (incorporated herein by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K on March 11, 2019 (File No. 001-08641)).
10.1
Letter Agreement, dated February 28, 2019 by and among Coeur Mining, Inc., a Delaware corporation, Coeur South America Corp., a Delaware corporation, Coeur Explorations, Inc., an Idaho corporation, Empresa Minera Manquiri S.A., a Bolivian sociedad anónima, and Ag-Mining Investments, AB (formerly NewCo 4714 Sweden AB under change of name to Argentum Investment AB) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 1, 2019 (File No. 001-08641)).

10.2
Second Amendment to Credit Agreement, dated April 30, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith).

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
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 1, 2019	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 1, 2019	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 1, 2019	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)