Form 10-Q
period 2019-06-30
Coeur Mining, Inc.
filed 2019-08-07
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 001-08641
____________________________________________
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware			82-0109423
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

104 S. Michigan Ave.
Suite 900	Chicago,	Illinois	60603
(Address of principal executive offices)			(Zip Code)
(312) 489-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	CDE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 222,163,463 shares were issued and outstanding as of August 5, 2019.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2019 (unaudited)	December 31, 2018
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$37,907	$115,081
Receivables	4	38,495	29,744
Inventory	5	59,048	66,279
Ore on leach pads	5	72,310	75,122
Prepaid expenses and other		12,066	11,393
		219,826	297,619
NON-CURRENT ASSETS
Property, plant and equipment, net		298,926	298,451
Mining properties, net		945,839	971,567
Ore on leach pads	5	76,910	66,964
Restricted assets		8,730	12,133
Equity and debt securities	6	19,457	17,806
Receivables	4	31,871	31,151
Other		75,671	16,809
TOTAL ASSETS		$1,677,230	$1,712,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$65,676	$47,210
Accrued liabilities and other	19	116,187	82,619
Debt	8	21,772	24,937
Reclamation	9	6,552	6,552
		210,187	161,318
NON-CURRENT LIABILITIES
Debt	8	348,205	433,889
Reclamation	9	133,127	128,994
Deferred tax liabilities		61,653	79,070
Other long-term liabilities		77,612	56,717
		620,597	698,670
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 221,858,660 issued and outstanding at June 30, 2019 and 203,310,443 at December 31, 2018		2,219	2,033
Additional paid-in capital		3,492,736	3,443,082
Accumulated other comprehensive income (loss)		—	(59)
Accumulated deficit		(2,648,509)	(2,592,544)
		846,446	852,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,677,230	$1,712,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
	Notes	In thousands, except share data
Revenue	3	$162,123	$169,987	$316,993	$333,254
COSTS AND EXPENSES
Costs applicable to sales(1)	3	131,948	108,246	263,598	207,586
Amortization		43,204	29,459	85,080	60,236
General and administrative		7,750	7,650	17,224	16,454
Exploration		5,719	6,429	9,433	13,112
Pre-development, reclamation, and other		4,334	3,620	8,768	7,845
Total costs and expenses		192,955	155,404	384,103	305,233
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	12	(5,296)	(2,462)	3,824	2,192
Interest expense, net of capitalized interest	8	(6,825)	(6,018)	(13,279)	(11,983)
Other, net	14	643	544	703	1,057
Total other income (expense), net		(11,478)	(7,936)	(8,752)	(8,734)
Income (loss) before income and mining taxes		(42,310)	6,647	(75,862)	19,287
Income and mining tax (expense) benefit	10	5,546	(3,717)	14,204	(15,666)
Income (loss) from continuing operations		$(36,764)	$2,930	$(61,658)	$3,621
Income (loss) from discontinued operations	18	—	—	5,693	550
NET INCOME (LOSS)		$(36,764)	$2,930	$(55,965)	$4,171
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities		—	(87)	59	(365)
Other comprehensive income (loss)		—	(87)	59	(365)
COMPREHENSIVE INCOME (LOSS)		$(36,764)	$2,843	$(55,906)	$3,806

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.18)	$0.02	$(0.30)	$0.02
Net income (loss) from discontinued operations		—	—	0.03	—
Basic(2)		$(0.18)	$0.02	$(0.27)	$0.02
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.18)	$0.02	$(0.30)	$0.02
Net income (loss) from discontinued operations		—	—	0.03	—
Diluted(2)		$(0.18)	$0.02	$(0.27)	$0.02
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(36,764)	$2,930	$(55,965)	$4,171
(Income) loss from discontinued operations		—	—	(5,693)	(550)
Adjustments:
Amortization		43,204	29,459	85,080	60,236
Accretion		3,007	3,886	5,950	7,204
Deferred taxes		(9,158)	(1,265)	(17,417)	(811)
Fair value adjustments, net	12	5,296	2,462	(3,824)	(2,192)
Stock-based compensation	11	1,987	1,850	4,210	4,636
Inventory write-downs	5	11,872	—	27,319	—
Other		4,731	2,174	5,981	2,242
Changes in operating assets and liabilities:
Receivables		(7,624)	(8,888)	(17,359)	(10,579)
Prepaid expenses and other current assets		(834)	8,126	(3,518)	2,491
Inventory and ore on leach pads		(14,391)	(2,766)	(33,212)	(11,474)
Accounts payable and accrued liabilities		25,109	(39,262)	19,037	(41,127)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		26,435	(1,294)	10,589	14,247
CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		26,435	(1,294)	10,589	11,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(20,749)	(41,165)	(48,187)	(83,510)
Proceeds from the sale of assets		57	96	904	156
Purchase of investments		—	(39)	—	(400)
Sale of investments		1,102	11,141	1,102	12,760
Proceeds from notes receivable		2,000	—	7,168	—
Other		277	(33)	2,018	(98)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(17,313)	(30,000)	(36,995)	(71,092)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(17,313)	(30,000)	(36,995)	(99,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	48,887	—	48,887	—
Issuance of notes and bank borrowings, net of issuance costs	8	—	—	15,000	15,000
Payments on debt, finance leases, and associated costs	8	(90,812)	(4,373)	(113,273)	(22,822)
Other		—	(233)	(3,259)	(4,839)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(41,925)	(4,606)	(52,645)	(12,661)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(41,925)	(4,606)	(52,645)	(12,683)
Effect of exchange rate changes on cash and cash equivalents		56	(175)	257	382
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(32,747)	(36,075)	(78,794)	(100,306)
Less net cash used in discontinued operations(1)		—	—	—	(32,930)
		(32,747)	(36,075)	(78,794)	(67,376)
Cash, cash equivalents and restricted cash at beginning of period		72,022	172,101	118,069	203,402
Cash, cash equivalents and restricted cash at end of period		$39,275	$136,026	$39,275	$136,026
(1) Less net cash used in discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748, during the six months ended June 30, 2018.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ deficit for the six months ended June 30, 2019:

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	852,512
Net income (loss)	—	—	—	(19,201)	—	(19,201)
Other comprehensive income (loss)	—	—	—	—	59	59
Common stock issued under stock-based compensation plans, net	1,801	18	(1,053)	—	—	(1,035)
Balances at March 31, 2019 (Unaudited)	205,111	$2,051	$3,442,029	$(2,611,745)	$—	$832,335
Net income (loss)	—	—	—	(36,764)	—	(36,764)
Common stock issued under "at the market" stock offering	16,631	166	48,721	—	—	48,887
Common stock issued under stock-based compensation plans, net	117	2	1,986	—	—	1,988
Balances at June 30, 2019 (Unaudited)	221,859	$2,219	$3,492,736	$(2,648,509)	$—	$846,446

The following table summarizes the changes in stockholders’ deficit for the six months ended June 30, 2018:

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	814,977
Net income (loss)	—	—	—	1,241	—	1,241
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Common stock issued under stock-based compensation plans, net	538	6	(1,635)	—	—	(1,629)
Balances at March 31, 2018 (Unaudited)	186,176	$1,862	$3,355,710	$(2,542,898)	$(363)	$814,311
Net income (loss)	—	$—	$—	$2,930	$—	2,930
Other comprehensive income (loss)	—	—	—	—	(87)	(87)
Common stock issued under stock-based compensation plans, net	898	9	1,608	—	—	1,617
Balances at June 30, 2018 (Unaudited)	187,074	$1,871	$3,357,318	$(2,539,968)	$(450)	$818,771

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
Accounting Standards Recently Implemented
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
Accounting Standards Recently Issued
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for the Company on January 1, 2020, with early adoption permitted. The Company is currently evaluating the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

impact of the new standard, but it does not expect this update to have a material impact to the Company's consolidated net income, financial position or cash flows.

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
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$33,916	$11,195	$45,161	$20,054	$—	$—	$110,326
Silver sales	25,406	14,257	—	189	5,111	—	44,963
Zinc sales	—	—	—	—	2,604	—	2,604
Lead sales	—	—	—	—	4,230	—	4,230
Metal sales	59,322	25,452	45,161	20,243	11,945	—	162,123
Costs and Expenses
Costs applicable to sales(1)	36,496	24,693	29,133	15,466	26,160	—	131,948
Amortization	14,212	3,963	12,537	2,225	9,878	389	43,204
Exploration	1,140	96	2,024	—	670	1,789	5,719
Other operating expenses	1,769	1,346	410	753	386	7,420	12,084
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(5,296)	(5,296)
Interest expense, net	(112)	(170)	(310)	(28)	(390)	(5,815)	(6,825)
Other, net	(574)	43	(16)	239	(33)	984	643
Income and mining tax (expense) benefit	(345)	(814)	—	(304)	7,589	(580)	5,546
Income (loss) from continuing operations	$4,674	$(5,587)	$731	$1,706	$(17,983)	$(20,305)	$(36,764)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$357,415	$274,406	$214,096	$104,070	$415,333	$170,145	$1,535,465
Capital expenditures	$7,566	$2,772	$4,875	$171	$5,020	$345	$20,749
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$36,258	$15,599	$35,735	$29,621	$—	$—	$117,213
Silver sales	34,486	18,069	—	219	—	—	52,774
Metal sales	$70,744	$33,668	$35,735	$29,840	$—	$—	$169,987
Costs and Expenses
Costs applicable to sales(1)	30,310	24,451	34,227	19,258	—	—	108,246
Amortization	14,633	4,793	6,441	3,353	—	239	29,459
Exploration	3,198	212	1,395	—	106	1,518	6,429
Other operating expenses	750	903	327	688	5	8,597	11,270
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(2,462)	(2,462)
Interest expense, net	(147)	(125)	(231)	(11)	(246)	(5,258)	(6,018)
Other, net	755	466	(33)	64	60	(768)	544
Income and mining tax (expense) benefit	(3,646)	(463)	—	(1,036)	943	485	(3,717)
Income (loss) from continuing operations	$18,815	$3,187	$(6,919)	$5,558	$646	$(18,357)	$2,930
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$373,310	$253,638	$215,753	$99,878	390,155	$115,170	$1,447,904
Capital expenditures	$9,479	$669	$10,708	$1,162	19,045	$102	$41,165
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$65,516	$22,248	$85,447	$43,879	$—	$—	$217,090
Silver sales	47,031	29,574	—	406	8,066	—	85,077
Zinc sales	—	—	—	—	8,238	—	8,238
Lead sales	—	—	—	—	6,588	—	6,588
Metal sales	112,547	51,822	85,447	44,285	22,892	—	316,993
Costs and Expenses
Costs applicable to sales(1)	69,740	47,147	61,308	32,858	52,545	—	263,598
Amortization	28,740	8,000	24,264	4,906	18,304	866	85,080
Exploration	2,150	186	2,505	—	731	3,861	9,433
Other operating expenses	2,471	2,308	681	1,417	627	18,488	25,992
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	3,824	3,824
Interest expense, net	(248)	(312)	(539)	(49)	(587)	(11,544)	(13,279)
Other, net	(1,614)	16	(3)	325	(221)	2,200	703
Income and mining tax (expense) benefit	946	(670)	—	(477)	17,340	(2,935)	14,204
Income (loss) from continuing operations	$8,530	$(6,785)	$(3,853)	$4,903	$(32,783)	$(31,670)	$(61,658)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$5,693	$5,693
Segment assets(2)	$357,415	$274,406	$214,096	$104,070	$415,333	$170,145	$1,535,465
Capital expenditures	$16,242	$7,417	$14,231	$602	$9,097	$598	$48,187

(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$72,327	$30,455	$72,035	$52,870	—	$—	$227,687
Silver sales	68,454	36,710	—	403	—	—	105,567
Metal sales	140,781	67,165	72,035	53,273	—	—	333,254
Costs and Expenses
Costs applicable to sales(1)	61,406	48,756	62,857	34,567	—	—	207,586
Amortization	30,958	9,624	13,158	6,010	—	486	60,236
Exploration	7,168	245	2,985	10	106	2,598	13,112
Other operating expenses	1,481	1,787	648	1,353	25	19,005	24,299
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	2,192	2,192
Interest expense, net	(266)	(223)	(474)	(23)	(656)	(10,341)	(11,983)
Other, net	(1,389)	426	(70)	43	422	1,625	1,057
Income and mining tax (expense) benefit	(16,089)	(834)	—	(1,675)	1,778	1,154	(15,666)
Income (loss) from continuing operations	$22,024	$6,122	$(8,157)	$9,678	$1,413	$(27,459)	$3,621
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$550	$550
Segment assets(2)	$373,310	$253,638	$215,753	$99,878	390,155	$115,170	$1,447,904
Capital expenditures	$18,772	$3,302	$22,072	$1,506	37,674	$184	$83,510
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2019	December 31, 2018
Total assets for reportable segments	$1,535,465	$1,550,671
Cash and cash equivalents	37,907	115,081
Other assets	103,858	46,748
Total consolidated assets	$1,677,230	$1,712,500

Geographic Information

Long-Lived Assets	June 30, 2019	December 31, 2018
Mexico	$332,113	$342,007
United States	506,981	515,649
Canada	397,825	404,185
Other	7,846	8,177
Total	$1,244,765	$1,270,018

Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$90,855	$99,243	$181,554	$192,473
Mexico	59,322	70,744	112,547	140,781
Canada	11,946	—	22,892	—
Total	$162,123	$169,987	$316,993	$333,254

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RECEIVABLES
Receivables consist of the following:

In thousands	June 30, 2019	December 31, 2018
Current receivables:
Trade receivables	$8,754	$5,147
Value added tax receivable	18,831	18,609
Income tax receivable	10,484	6
Manquiri Notes Receivable	—	5,487
Other	426	495
	$38,495	$29,744
Non-current receivables:
Value added tax (“VAT”) receivable(1)	$27,537	$26,817
RMC Receivable(2)	4,334	4,334
	31,871	31,151
Total receivables	$70,366	$60,895

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

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	June 30, 2019	December 31, 2018
Inventory:
Concentrate	$8,478	$10,772
Precious metals	14,846	20,761
Supplies	35,724	34,746
	59,048	66,279
Ore on leach pads:
Current	72,310	75,122
Non-current	76,910	66,964
	149,220	142,086
Total inventory and ore on leach pads	$208,268	$208,365

In the first half of 2019, Silvertip recognized a $27.3 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability. It is possible that additional write-downs will be required as the Company works to optimize operations at Silvertip.

NOTE 6 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration and development companies.

	At June 30, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,985	$—	$6,528	$17,513
Rockhaven Resources, Ltd.	2,064	(502)	—	1,562
Other	1,305	(923)	—	382
Equity securities	$14,354	$(1,425)	$6,528	$19,457

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	At December 31, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,695	$—	$2,852	$13,547
Rockhaven Resources, Ltd.	2,064	(452)	—	1,612
Other	1,376	(946)	—	430
Equity securities	$14,135	$(1,398)	$2,852	$15,589

Debt Securities
Metalla Royalty & Streaming Ltd.	$2,271	$(54)	$—	$2,217

Equity and debt securities	$16,406	$(1,452)	$2,852	$17,806

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. At June 30, 2019, the Company had no remaining investments in debt securities.

NOTE 7 – LEASES
ROU Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three Months Ended	Six Months Ended
In thousands	June 30, 2019	June 30, 2019
Lease Cost
ROU operating lease cost	$2,666	$6,115

Short-term operating lease cost	$3,734	$6,485

Finance Lease Cost:
Amortization of ROU assets	$4,418	$9,912
Interest on lease liabilities	1,142	2,249
Total finance lease cost	$5,560	$12,161
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
In thousands	June 30, 2019	June 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,400	$12,610
Operating cash flows from finance leases	$1,142	$2,249
Financing cash flows from finance leases	$8,812	$16,273

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

In thousands	June 30, 2019
Operating Leases
Other assets, non-current	$60,139

Accrued liabilities and other	$13,207
Other long-term liabilities	45,796
Total operating lease liabilities	$59,003

Finance Leases
Property and equipment, gross	$111,462
Accumulated depreciation	(31,005)
Property and equipment, net	$80,457

Debt, current	$21,772
Debt, non-current	48,968
Total finance lease liabilities	$70,740

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.82 years
Weighted-average remaining lease term - operating leases	5.19 years

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.90%
Weighted-average discount rate - operating leases	5.19%

Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

At June 30, (In thousands)
	Operating leases	Finance leases
2019	$6,864	$12,474
2020	13,261	24,880
2021	13,048	23,675
2022	13,031	11,418
2023	12,553	5,389
Thereafter	8,605	1,061
Total	$67,362	$78,897
Less: imputed interest	(8,359)	(8,157)
Net lease obligation	$59,003	$70,740

NOTE 8 – DEBT

	June 30, 2019		December 31, 2018
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$246,237	$—	$245,854
Revolving Credit Facility(2)	—	53,000	—	135,000
Finance lease obligations	21,772	48,968	24,937	53,035
	$21,772	$348,205	$24,937	$433,889

(1) Net of unamortized debt issuance costs of $3.8 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively.
(2) Unamortized debt issuance costs of $2.7 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively, included in Other Non-Current Assets.
2024 Senior Notes
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 5.875% Senior

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Notes due 2024 (“2024 Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $245.0 million, followed by an exchange offer for publicly-traded 2024 Senior Notes. For more details, please see Note 18 -- Debt contained in the 2018 10-K.
Revolving Credit Facility
At June 30, 2019, the Company had $197.0 million available under its $250.0 million revolving credit facility (the “RCF”). At June 30, 2019, the interest rate on the outstanding principal of the RCF was 5.9%. The Company has entered into interest rate swap derivative instruments that swap $75.0 million of variable rate debt to fixed rate debt (see Note 13 -- Derivative Financial Instruments).
On April 30, 2019, the Company and Bank of America, N.A., as administrative agent for the RCF lenders, entered into the Second Amendment to Credit Agreement (the “Amendment”). Among other items, the Amendment (1) modifies the financial covenants to (A) provide greater flexibility under the consolidated net leverage ratio requirement through the September 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the December 31, 2019 test date, and (B) include an additional financial covenant tied to senior secured leverage and (2) increases the interest rate on borrowings under the RCF by 0.75% during periods of elevated consolidated net leverage. On August 6, 2019, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”). The Third Amendment, among other items, modifies the financial covenants to provide greater flexibility under the consolidated interest coverage ratio requirement as of the June 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the September 30, 2019 test date.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2019 the Company entered into new lease financing arrangements primarily for mining equipment at Silvertip and Wharf. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
2024 Senior Notes	$3,671	$3,672	$7,344	$7,344
Revolving Credit Facility	1,953	1,369	3,806	2,521
Finance lease obligations	1,142	515	2,249	1,039
Amortization of debt issuance costs	390	324	732	649
Accretion of Silvertip contingent consideration	180	327	359	651
Other debt obligations	2	6	2	114
Capitalized interest	(513)	(195)	(1,213)	(335)
Total interest expense, net of capitalized interest	$6,825	$6,018	$13,279	$11,983

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Asset retirement obligation - Beginning	$135,741	$120,848	$133,508	$118,799
Accretion	2,959	2,766	5,854	5,311
Settlements	(1,155)	(707)	(1,817)	(1,203)
Asset retirement obligation - Ending	$137,545	$122,907	$137,545	$122,907

The Company accrued $2.1 million and $2.0 million at June 30, 2019 and December 31, 2018, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2019 and 2018 by significant jurisdiction:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(16,835)	$(1,399)	$(11,334)	$(2,309)	$(22,882)	$(3,561)	$(10,147)	$(1,792)
Canada	(27,568)	7,547	(2,155)	1,199	(54,093)	17,339	(3,909)	2,044
Mexico	2,292	(600)	20,542	(2,499)	1,521	424	33,669	(15,821)
Other jurisdictions	(199)	(2)	(406)	(108)	(408)	2	(326)	(97)
	$(42,310)	$5,546	$6,647	$(3,717)	$(75,862)	$14,204	$19,287	$(15,666)

During the second quarter of 2019, the Company reported estimated income and mining tax benefit of approximately $5.6 million, resulting in an effective tax rate of 13.1%. This compares to income tax expense of $3.7 million for an effective tax rate of 55.9% during the second quarter of 2018. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes and (v) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2015 forward for the U.S. federal jurisdiction and from 2011 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $2.5 million and $3.5 million in the next twelve months.
At June 30, 2019 and December 31, 2018, the Company had $2.7 million and $3.8 million of total gross unrecognized tax benefits from continuing operations, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

as part of its income tax expense. At June 30, 2019 and December 31, 2018, the amount of accrued income-tax-related interest and penalties was $2.2 million and $3.7 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three and six months ended June 30, 2019 was $2.0 million and $4.2 million, respectively, compared to $1.8 million and $4.6 million for the three and six months ended June 30, 2018, respectively. At June 30, 2019, there was $9.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
The following table summarizes the grants awarded during the six months ended June 30, 2019:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 5, 2019	435,173	$5.08	628,943	$5.54
February 19, 2019	854,058	$5.17	80,850	$5.54
May 1, 2019	87,775	$3.42
June 12, 2019	102,373	$3.21

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Unrealized gain (loss) on equity securities	$(5,548)	$(8,028)	$3,637	$(3,185)
Realized gain (loss) on equity securities	384	5,535	375	5,202
Zinc options	—	219	—	363
Interest rate swap, net	(132)	(188)	(188)	(188)
Fair value adjustments, net	$(5,296)	$(2,462)	$3,824	$2,192

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$19,457	$19,457	$—	$—
Other derivative instruments, net	926	—	926	—
	$20,383	$19,457	$926	$—
Liabilities:
Silvertip contingent consideration	$49,635	$—	$—	$49,635
Other derivative instruments, net	2,660	—	2,660	—
	$52,295	$—	$2,660	$49,635

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$17,806	$15,589	$—	$2,217
Other derivative instruments, net	914	—	914	—
	$18,720	$15,589	$914	$2,217
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$49,276
Other derivative instruments, net	644	—	644	—
	$49,920	$—	$644	$49,276

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
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2019.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$49,455	$—	$—	$180	$49,635

	Six Months Ended June 30, 2019
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$2,217	$59	$(2,276)	$—	$—
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$359	$49,635

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2019 and December 31, 2018 is presented in the following table:

	June 30, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$246,237	$240,184	$—	$240,184	$—
RCF(2)	$53,000	$53,000	$—	$53,000	$—

(1) Net of unamortized debt issuance costs of $3.8 million.
(2) Unamortized debt issuance costs of $2.7 million included in Other Non-Current Assets.

	December 31, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$5,487	$5,487	$—	$—	$5,487
Liabilities:
2024 Senior Notes(1)	$245,854	$220,446	$—	$220,446	$—
RCF(2)	$135,000	$135,000	$—	$135,000	$—

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
The fair value of the 2024 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

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
Interest Rate Swap
The Company enters into interest rate swap contracts in which it receives variable-rate interest and pays fixed-rate interest. The Company uses these instruments to manage its exposure to changes in interest rates related to its RCF (see Note 8-- Debt) and does not designate the instruments as hedges from an accounting standpoint and does not apply hedge accounting. The notional amount is used to measure interest to be paid or received.
During the second quarter, an interest rate swap derivative instrument, with a notional amount of $50.0 million, expired and was replaced with an instrument with a notional amount of $75.0 million, which became effective in June 2019 and covers a contractual term of six months and net settles monthly.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At June 30, 2019, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2019	Thereafter
Provisional silver sales contracts	$10,423	$—
Average silver price per ounce	$15.22	$—
Notional ounces	685,006	—

Provisional gold sales contracts	$9,663	$—
Average gold price per ounce	$1,302	$—
Notional ounces	7,424	—

Provisional zinc sales contracts	$16,448	$—
Average zinc price per pound	$1.14	$—
Notional pounds	14,401,624	—

Provisional lead sales contracts	$7,964	$—
Average lead price per pound	$0.89	$—
Notional pounds	8,996,543	—

Fixed interest rate swap payable	$967	$—
Fixed Interest rate	2.51%	—
Notional dollars	$75,000	$—

Variable interest rate swap receivable	$787	$—
Average variable interest rate	2.49%	$—
Notional dollars	$75,000	$—

The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$926	$2,480
Interest rate swaps	—	180
	$926	$2,660

	December 31, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$784	$644
Zinc options	113	—
Interest rate swaps	17	—
	$914	$644

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2019	2018	2019	2018
Revenue	Provisional metal sales contracts	$(1,944)	$(273)	$(1,694)	$(20)
Fair value adjustments, net	Zinc options	—	219	—	363
Fair value adjustments, net	Interest rate swaps	(132)	(188)	(188)	(188)
		$(2,076)	$(242)	$(1,882)	$155

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

NOTE 14 - OTHER, NET
Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Foreign exchange gain (loss)	$(468)	$(3,309)	$(1,133)	$(3,979)
Mexico inflation adjustment	—	1,939	—	1,939
Interest income on notes receivable	18	573	199	821
Gain (loss) on sale of assets and investments	(72)	586	(20)	345
Other	1,165	755	1,657	1,931
Other, net	$643	$544	$703	$1,057

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
For the three and six months ended June 30, 2019, 3,241,533 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly,1,528,162 and 1,563,841 common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2019	2018	2019	2018
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(36,764)	$2,930	$(61,658)	$3,621
Income (loss) from discontinued operations	—	—	5,693	550
	$(36,764)	$2,930	$(55,965)	$4,171

Weighted average shares:
Basic	207,809	185,183	205,103	184,777
Effect of stock-based compensation plans	—	2,305	—	2,780
Diluted	207,809	187,488	205,103	187,557

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.02	$(0.30)	$0.02
Income (loss) from discontinued operations	—	—	0.03	—
Basic(1)	$(0.18)	$0.02	$(0.27)	$0.02

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.02	$(0.30)	$0.02
Income (loss) from discontinued operations	—	—	0.03	—
Diluted(1)	$(0.18)	$0.02	$(0.27)	$0.02

(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
On June 4, 2019, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “Offering”). The Offering was conducted pursuant to an Equity Distribution Agreement, entered into on May 20, 2019 between the Company and Citigroup Global Markets Inc. as the sales agent. The Company sold a total of 16,630,444 shares of its common stock at an average price of $3.00 per share, raising net proceeds (after sales commissions) of $48.9 million. Proceeds from the Offering were used to repay the RCF.

NOTE 16 - SUPPLEMENTAL GUARANTOR INFORMATION
The following Consolidating Financial Statements are presented to satisfy disclosure requirements of Rule 3-10 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Coeur Sterling, Inc., Sterling Intermediate Holdco, Inc., and Coeur Sterling Holdings LLC (collectively, the “Subsidiary Guarantors”) of the 2024 Senior Notes. The following schedules present Consolidating Financial Statements of (a) Coeur, the parent company; (b) the Subsidiary Guarantors; and (c) certain wholly-owned domestic and foreign subsidiaries of the Company (collectively, the “Non-Guarantor Subsidiaries”). Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,687	$9,334	$25,886	$—	$37,907
Receivables	(55)	8,426	30,124	—	38,495
Ore on leach pads	—	72,310	—	—	72,310
Inventory	—	26,853	32,195	—	59,048
Prepaid expenses and other	4,726	1,158	6,182	—	12,066
	7,358	118,081	94,387	—	219,826
NON-CURRENT ASSETS
Property, plant and equipment, net	2,424	175,694	120,808	—	298,926
Mining properties, net	4,753	230,515	710,571	—	945,839
Ore on leach pads	—	76,910	—	—	76,910
Restricted assets	1,462	206	7,062	—	8,730
Equity and debt securities	19,457	—	—	—	19,457
Receivables	—	1,300	30,571	—	31,871
Net investment in subsidiaries	540,528	161	(187)	(540,502)	—
Other	299,315	56,935	12,889	(293,468)	75,671
TOTAL ASSETS	$875,297	$659,802	$976,101	$(833,970)	$1,677,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,692	$23,691	$39,293	$—	$65,676
Other accrued liabilities	4,846	43,692	67,649	—	116,187
Debt	—	14,637	7,135	—	21,772
Reclamation	—	1,911	4,641	—	6,552
	7,538	83,931	118,718	—	210,187
NON-CURRENT LIABILITIES
Debt	299,237	33,176	309,260	(293,468)	348,205
Reclamation	—	86,112	47,015	—	133,127
Deferred tax liabilities	2,374	3,857	55,422	—	61,653
Other long-term liabilities	4,624	42,348	30,640	—	77,612
Intercompany payable (receivable)	(284,921)	266,253	18,668	—	—
	21,314	431,746	461,005	(293,468)	620,597
STOCKHOLDERS’ EQUITY
Common stock	2,219	20,309	214,400	(234,709)	2,219
Additional paid-in capital	3,492,736	165,108	2,063,251	(2,228,359)	3,492,736
Accumulated deficit	(2,648,510)	(41,292)	(1,881,273)	1,922,566	(2,648,509)
Accumulated other comprehensive income (loss)	—	—	—	—	—
	846,445	144,125	396,378	(540,502)	846,446
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$875,297	$659,802	$976,101	$(833,970)	$1,677,230

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$90,854	$71,269	$—	$162,123
COSTS AND EXPENSES
Costs applicable to sales(1)	—	69,291	62,657	—	131,948
Amortization	219	18,726	24,259	—	43,204
General and administrative	5,982	570	1,198	—	7,750
Exploration	350	2,085	3,284	—	5,719
Pre-development, reclamation, and other	80	1,989	2,265	—	4,334
Total costs and expenses	6,631	92,661	93,663	—	192,955
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(5,288)	(8)	—	—	(5,296)
Other, net	5,093	273	(413)	(4,310)	643
Interest expense, net of capitalized interest	(5,815)	(508)	(4,812)	4,310	(6,825)
Total other income (expense), net	(6,010)	(243)	(5,225)	—	(11,478)
Income (loss) from continuing operations before income and mining taxes	(12,641)	(2,050)	(27,619)	—	(42,310)
Income and mining tax (expense) benefit	(311)	(1,116)	6,973	—	5,546
Income (loss) from continuing operations	(12,952)	(3,166)	(20,646)	—	(36,764)
Equity income (loss) in consolidated subsidiaries	(23,814)	(212)	(23)	24,049	—
NET INCOME (LOSS)	$(36,766)	$(3,378)	$(20,669)	$24,049	$(36,764)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Other comprehensive income (loss)	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$(36,766)	$(3,378)	$(20,669)	$24,049	$(36,764)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$99,243	$70,744	$—	$169,987
COSTS AND EXPENSES
Costs applicable to sales(1)	—	77,935	30,311	—	108,246
Amortization	236	14,587	14,636	—	29,459
General and administrative	7,634	9	7	—	7,650
Exploration	326	2,799	3,304	—	6,429
Pre-development, reclamation, and other	204	1,988	1,428	—	3,620
Total costs and expenses	8,400	97,318	49,686	—	155,404
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(2,356)	(106)	—	—	(2,462)
Other, net	4,829	513	(902)	(3,896)	544
Interest expense, net of capitalized interest	(5,258)	(367)	(4,289)	3,896	(6,018)
Total other income (expense), net	(2,785)	40	(5,191)	—	(7,936)
Income (loss) from continuing operations before income and mining taxes	(11,185)	1,965	15,867	—	6,647
Income and mining tax (expense) benefit	(922)	(1,388)	(1,407)	—	(3,717)
Income (loss) from continuing operations	(12,107)	577	14,460	—	2,930
Equity income (loss) in consolidated subsidiaries	15,036	(28)	(246)	(14,762)	—
NET INCOME (LOSS)	$2,929	$549	$14,214	$(14,762)	$2,930
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	(87)	—	—	—	(87)
COMPREHENSIVE INCOME (LOSS)	$2,842	$549	$14,214	$(14,762)	$2,843
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(43,768)	$43,095		$3,059		$24,049	$26,435

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72)	(7,820)		(12,857)		—	(20,749)
Proceeds from the sale of assets	—	57		—		—	57
Sales of investments	1,102	—		—		—	1,102
Proceeds from notes receivable	2,000	—		—		—	2,000
Other	230	113		(66)		—	277
Investments in consolidated subsidiaries	23,725	85		239		(24,049)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	26,985	(7,565)		(12,684)		(24,049)	(17,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	48,887	—		—		—	48,887
Payments on debt, capital leases, and associated costs	(82,702)	(5,753)		(2,357)		—	(90,812)
Net intercompany financing activity	41,479	(30,949)	1	(10,530)	1	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,664	(36,702)		(12,887)		—	(41,925)
Effect of exchange rate changes on cash and cash equivalents	—	(1)		57		—	56
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,119)	(1,173)		(22,455)		—	(32,747)
Cash, cash equivalents and restricted cash at beginning of period	13,162	10,581		48,279		—	72,022
Cash, cash equivalents and restricted cash at end of period	$4,043	$9,408		$25,824		$—	$39,275

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8,363	$20,720	$(15,615)	$(14,762)	$(1,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(101)	(12,537)	(28,527)	—	(41,165)
Proceeds from the sale of assets	23	73	—	—	96
Purchase of investments	(39)	—	—	—	(39)
Sales of investments	10,753	388	—	—	11,141
Other	(79)	109	(63)	—	(33)
Investments in consolidated subsidiaries	(15,037)	28	247	14,762	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,480)	(11,939)	(28,343)	14,762	(30,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, capital leases, and associated costs	—	(2,532)	(1,841)	—	(4,373)
Net intercompany financing activity	(13,987)	3,354	10,633	—	—
Other	(233)	—	—	—	(233)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,220)	822	8,792	—	(4,606)
Effect of exchange rate changes on cash and cash equivalents	—	(6)	(169)	—	(175)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,337)	9,597	(35,335)	—	(36,075)
Cash and cash equivalents at beginning of period	34,569	30,603	106,929	—	172,101
Cash and cash equivalents at end of period	$24,232	$40,200	$71,594	$—	$136,026

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$181,553	$135,440	$—	$316,993
COSTS AND EXPENSES
Costs applicable to sales(1)		141,313	122,285	—	263,598
Amortization	440	37,171	47,469	—	85,080
General and administrative	15,456	570	1,198	—	17,224
Exploration	686	3,209	5,538	—	9,433
Pre-development, reclamation, and other	240	3,932	4,596	—	8,768
Total costs and expenses	16,822	186,195	181,086	—	384,103
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	3,832	(8)	—	—	3,824
Other, net	10,091	438	(1,213)	(8,613)	703
Interest expense, net of capitalized interest	(11,544)	(900)	(9,448)	8,613	(13,279)
Total other income (expense), net	2,379	(470)	(10,661)	—	(8,752)
Income (loss) from continuing operations before income and mining taxes	(14,443)	(5,112)	(56,307)	—	(75,862)
Income and mining tax (expense) benefit	(2,388)	(1,148)	17,740	—	14,204
Income (loss) from continuing operations	(16,831)	(6,260)	(38,567)	—	(61,658)
Equity income (loss) in consolidated subsidiaries	(44,829)	(630)	260	45,199	—
Income (loss) from discontinued operations	5,693	—	—	—	5,693
NET INCOME (LOSS)	$(55,967)	$(6,890)	$(38,307)	$45,199	$(55,965)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	59	—	—	—	59
COMPREHENSIVE INCOME (LOSS)	$(55,908)	$(6,890)	$(38,307)	$45,199	$(55,906)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(78,163)	$51,563	$(8,010)	$45,199	$10,589

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(110)	(22,251)	(25,826)	—	(48,187)
Proceeds from the sale of assets	—	810	94	—	904
Sales of investments	1,102	—	—	—	1,102
Proceeds from notes receivable	7,168	—	—	—	7,168
Other	2,032	113	(127)	—	2,018
Investments in consolidated subsidiaries	44,740	85	374	(45,199)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	54,932	(21,243)	(25,485)	(45,199)	(36,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	48,887	—	—	—	48,887
Issuance of notes and bank borrowings, net of issuance costs	15,000	—	—	—	15,000
Payments on debt, capital leases, and associated costs	(97,807)	(10,140)	(5,326)	—	(113,273)
Net intercompany financing activity	51,705	(36,306)	(15,399)	—	—
Other	(3,259)	—	—	—	(3,259)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,526	(46,446)	(20,725)	—	(52,645)
Effect of exchange rate changes on cash and cash equivalents	—	2	255	—	257
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,705)	(16,124)	(53,965)	—	(78,794)
Cash, cash equivalents and restricted cash at beginning of period	12,748	25,532	79,789	—	118,069
Cash, cash equivalents and restricted cash at end of period	$4,043	$9,408	$25,824	$—	$39,275

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. At June 30, 2019 the remaining unamortized balance was $12.2 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine. The $25.0 million is recognized as a deferred revenue liability and is presented in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. Under the terms of the prepayment, Coeur maintains its exposure to the price of gold and expects to recognize the full value of the accrued liability by the end of 2019.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the Silvertip Acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at June 30, 2019. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day (the “Permit contingent consideration”). The permit application was required to be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018 and was submitted on April 30, 2018. At June 30, 2019, the Company included the $25.0 million Permit contingent consideration in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. The second milestone payment of up to $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes, up to 3.7 million tonnes (the “Resource contingent consideration”). The maximum payment of $25.0 million can be earned if the total resource (including reserves) reaches 3.7 million tonnes. The Silvertip mine’s total resource (including reserves) was approximately 3.3 million tonnes at December 31, 2018, of which 0.5 million tonnes are classified as inferred resources which are not included in the Company’s mineralized material total reported in the 2018 10-K. At June 30, 2019, the Company included the $24.6 million Resource contingent consideration in Accrued liabilities and other on the Condensed Consolidated Balance Sheet.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

indemnification obligations) terminated. The Company recorded a $5.7 million gain on the sale Manquiri following the release of the indemnification liability (associated with termination of post-closing indemnification obligations) pursuant to the February Letter Agreement.
In addition, pursuant to the February Letter Agreement, until October 31, 2019 (the “Option Period”) the Buyer has a non-exclusive option (the “Option”) to either purchase or terminate its obligations to pay the NSR, by making a payment to Coeur of $4.8 million (the “NSR Payment Amount”). During the Option Period, the Company’s rights in respect of receipt of the NSR are suspended. If the Buyer does not exercise the Option and pay the NSR Payment Amount to Coeur during the Option Period, or if Coeur transfers the NSR to a third party, Buyer’s obligations to pay the NSR will resume for the quarterly period beginning on July 1, 2019 and ending September 30, 2019, and such payment shall be payable by the expiration of the Option Period.
The sale of Manquiri and the San Bartolomé mine had a significant effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the three and six months ended June 30, 2019 and 2018 are classified on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$12,346
COSTS AND EXPENSES
Costs applicable to sales(1)	—	—	—	12,269
General and administrative	—	—	—	41
Pre-development, reclamation, and other	—	—	—	265
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	—	—	—	(3)
Other, net	—	—	—	(260)
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	—	—	—	(492)
Pretax gain on the disposal of the discontinued operation	—	—	5,693	1,525
Total pretax gain or loss on discontinued operations	—	—	5,693	1,033
Income and mining tax (expense) benefit	—	—	—	(483)
Income (loss) from discontinued operations	$—	$—	$5,693	$550
(1) Excludes amortization.
Net cash used in operating activities from San Bartolomé were $2.7 million for the six months ended June 30, 2018. Net cash used in investing activities from San Bartolomé were $28.5 million for the six months ended June 30, 2018.

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2019	December 31, 2018
Accrued salaries and wages	$14,119	$22,229
Silvertip contingent consideration	49,635	25,000
Deferred revenue (1)	26,616	3,164
Income and mining taxes	585	16,474
Accrued operating costs	7,084	10,524
Taxes other than income and mining	3,617	3,639
Accrued interest payable	1,324	1,589
Operating lease liabilities	13,207	—
Accrued liabilities and other	$116,187	$82,619

(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows for the three and six months ended June 30, 2019 and 2018:

In thousands	June 30, 2019	June 30, 2018
Cash and cash equivalents	$37,907	$123,539
Restricted cash equivalents	1,368	12,487
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,275	$136,026

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
Second Quarter 2019 Highlights

•
Palmarejo recovery rates increased for gold and silver, which led to an increase in production of 22% and 36%, respectively, compared to the first quarter of 2019. On a year over year basis, lower gold and silver grades attributable to mine sequencing contributed to lower gold and silver production and higher costs applicable to sales per gold and silver ounce. Production began at the La Nación deposit, located between the Independencia and Guadalupe underground mines, shortly after the end of the second quarter. Production at La Nación is anticipated to continue ramping up during the third quarter as infrastructure projects are completed, adding approximately 400 tons per day of additional mill feed. Installation of a new thickener remains on budget and on schedule with commissioning activities currently underway. The project is expected to increase metallurgical recoveries for both gold and silver by approximately 2% and has an estimated one-year payback. Full-year 2019 gold and silver production guidance for Palmarejo remains unchanged.

•
Rochester gold and silver production decreased and costs applicable to sales per gold and silver ounce increased driven by lower ore placement rates due to the commissioning of the new crusher configuration. The Company successfully commissioned the enhanced crushing circuit, including the HPGR unit, and recommenced full mining and processing activities in early August 2019. Preliminary metallurgical test work from newly crushed and placed material indicate results in-line with expectations. The new crushing circuit is expected to improve silver recoveries and lower operating costs during the remainder of the year. The Company is maintaining full-year 2019 silver and gold production guidance for Rochester.

•
Kensington gold production increased and costs applicable to sales per gold ounce decreased driven by additional ore feed from the high-grade Jualin deposit. Ore from Jualin accounted for approximately 17% of Kensington’s gold production during the quarter. Jualin is expected to account for approximately 20% of Kensington’s total production in 2019. Increased production from Jualin is expected to contribute to higher production levels and lower unit costs for the remainder of 2019.

•
Wharf gold production decreased largely driven by lower grades, inclement weather, which diluted leach pad solutions, as well as lower crusher throughput. Costs applicable to sales per gold ounce increased due to lower production and higher outside services and processing costs. The Company has engaged a third-party contractor to crush an additional 300,000 tons of ore primarily during the third quarter to supplement operating activities. Production is anticipated to increase for the remainder of 2019 due to the placement of higher-grade ore late in the second quarter, which is expected to continue during the third and fourth quarters. The Company is maintaining full-year 2019 gold production guidance for Wharf. In June 2019, Coeur entered into a purchase option agreement (the “Option Agreement”) with Barrick for the Richmond Hill Project (the “Project”), which is located adjacent to Coeur’s Wharf mine in South Dakota. The option to acquire the Project provides a potential opportunity for Coeur to leverage existing infrastructure to further expand Wharf’s footprint and extend its mine life.

•
Production at Silvertip, which commenced commercial production in September 2018, was higher driven by higher tons milled, feed grades and recovery rates. Second quarter results at Silvertip represented the best period of operational performance since acquisition as silver, zinc and lead production increased 44%, 43% and 62%, respectively, compared to the first quarter of 2019 driven by significantly higher feed grades and recovery rates across all metals. The Company continues to execute key projects targeting mill availability, which are expected to drive further operational improvements throughout the remainder of the year. Recovery rates continue to trend upward, with recoveries averaging approximately 81%, 63% and 82% for silver, zinc and lead, respectively, during June. The permit amendment application to operate at a year-round mining and milling rate of 1,100 tons (1,000 metric tonnes) per day is expected to be received during the third quarter, which is later than originally expected, but does not have an impact on planned operations. The Company is maintaining full-year 2019 silver, zinc and production guidance for Silvertip.

•
On June 4, 2019, the Company completed its previously announced $50.0 million at-the-market common stock offering program, raising net proceeds (after sales commissions) of $48.9 million. The Company also amended an existing sales arrangement with a metal sales counterparty covering a portion of its gold concentrate from the Kensington mine in consideration for a $25.0 million prepayment. Together with cash and cash equivalents and proceeds from these transactions the Company repaid a total of $82.0 million of outstanding amounts under its Revolving Credit Facility (the “RCF”) and as of June 30, 2019 had $53.0 million outstanding.

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Financial Results from Continuing Operations:
Gold sales	$110,326	$117,213	$217,090	$227,687
Silver sales	$44,963	$52,774	$85,077	$105,567
Zinc sales	$2,604	$—	$8,238	$—
Lead sales	$4,230	$—	$6,588	$—
Consolidated Revenue	$162,123	$169,987	$316,993	$333,254
Net income (loss)	$(36,764)	$2,930	$(61,658)	$3,621
Net income (loss) per share, diluted	$(0.18)	$0.02	$(0.30)	$0.02
Adjusted net income (loss)(1)	$(22,985)	$1,061	$(45,942)	$1,403
Adjusted net income (loss) per share, diluted(1)	$(0.11)	$0.01	$(0.22)	$0.01
EBITDA(1)	$7,719	$42,124	$22,497	$91,506
Adjusted EBITDA(1)	$30,609	$48,431	$51,174	$97,157
Operating Results from Continuing Operations:
Gold ounces produced	86,584	94,052	164,920	179,435
Silver ounces produced	3,061,493	3,203,899	5,551,927	6,386,009
Zinc pounds produced	5,321,714	—	9,040,727	—
Lead pounds produced	4,979,730	—	8,056,575	—
Gold ounces sold	86,385	94,455	171,711	181,608
Silver ounces sold	3,048,365	3,202,804	5,683,380	6,363,717
Zinc pounds sold	5,302,508	—	10,025,577	—
Lead pounds sold	5,185,634	—	7,933,481	—
Average realized price per gold ounce	$1,277	$1,241	$1,264	$1,254
Average realized price per silver ounce	$14.75	$16.48	$14.97	$16.59
Average realized price per zinc pound, gross	$0.83	$—	$1.15	$—
Average realized price per lead pound, gross	$0.87	$—	$0.89	$—
Financial and Operating Results from Discontinued Operations:(2)
Income (loss) from discontinued operations	$—	$—	$5,693	$550
Silver ounces produced	—	—	—	643,078
Gold ounces produced	—	—	—	78
Silver ounces sold	—	—	—	704,479
Gold ounces sold	—	—	—	292
(1)See “Non-GAAP Financial Performance Measures.”
(2)Reported production and financial results for the three months ended March 31, 2018 include operations through February 28, 2018.

Consolidated Financial Results
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Revenue
Revenue decreased by $7.9 million as a result of fewer gold (9%) and silver (5%) ounces sold coupled with a 10% decrease in average realized silver prices, partially offset by a 3% increase in average realized gold prices and the inclusion of sales from Silvertip, which commenced commercial production in September 2018. The Company sold 86,385 gold ounces, 3.0 million silver ounces, 5.3 million zinc pounds and 5.2 million lead pounds compared to 94,455 gold ounces and 3.2 million silver ounces in the prior year. Gold contributed 68% of sales, silver contributed 28%, zinc contributed 2% and lead contributed less than 2%, compared to 69% of sales from gold and 31% from silver.

The following table summarizes consolidated metal sales:

	Three Months Ended June 30,		Increase	Percent
In thousands	2019	2018	(Decrease)	Change
Gold sales	$110,326	$117,213	$(6,887)	(6)%
Silver sales	44,963	52,774	(7,811)	(15)%
Zinc sales	2,604	—	2,604	100%
Lead sales	4,230	—	4,230	100%
Metal sales	$162,123	$169,987	$(7,864)	(5)%
Costs Applicable to Sales
Costs applicable to sales increased primarily due to the inclusion of sales from Silvertip, an $11.9 million write-down of inventory at Silvertip and higher unit costs at Palmarejo, Rochester and Wharf, primarily due to lower production. Full year 2019 unit costs are expected to remain within the guidance ranges disclosed in the 2018 10-K. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $13.7 million, or 47%, resulting from the inclusion of Silvertip and higher sales at Kensington.
Expenses
General and administrative expenses remained comparable at $7.8 million.
Exploration expense decreased $0.7 million, or 11%, as a result of lower near-mine exploration costs at Palmarejo and Kensington, as well as lower greenfields explorations expense in the United States and Mexico, partially offset by exploration expense at the Sterling and Crown deposits located in southern Nevada. The Company completed 108,384 feet (33,035 meters) of resource expansion drilling and 42,769 feet (13,036 meters) of resource infill drilling in the second quarter of 2019 compared to 100,210 feet (30,544 meters) of resource expansion drilling and 152,078 feet (46,353 meters) of resource infill drilling in the second quarter of 2018. Exploration activities in the second quarter of 2019 focused on targets at Palmarejo, Kensington, Silvertip and the Sterling Gold Project. Drill programs at Rochester, Wharf and Silvertip are scheduled to commence in the third quarter.
Pre-development, reclamation, and other expenses increased $0.7 million, or 20%, stemming from higher asset retirement obligation accretion expense at Silvertip and pre-development expenses at the Sterling deposit.
Other Income and Expenses
Fair value adjustments, net, increased to a loss of $5.3 million from a loss of $2.5 million as a result of unfavorable fair value adjustments related to the Company’s equity investment in Metalla Royalty & Streaming Ltd. (“Metalla”), which has an estimated fair value of $17.5 million at June 30, 2019.
Interest expense (net of capitalized interest of $0.5 million) increased to $6.8 million from $6.0 million, due to higher average debt levels related to the RCF.

Income and Mining Taxes
During the second quarter of 2019, the Company reported estimated income and mining tax benefit of approximately $5.5 million resulting in an effective tax rate of 13.1%. This compares to income tax expense of $3.7 million or an effective tax rate of 55.9% during the second quarter of 2018.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended June 30,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(16,835)	$(1,399)	$(11,334)	$(2,309)
Canada	(27,568)	7,547	(2,155)	1,199
Mexico	2,292	(600)	20,542	(2,499)
Other jurisdictions	(199)	(2)	(406)	(108)
	$(42,310)	$5,546	$6,647	$(3,717)
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
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $36.8 million, or $0.18 per share, compared to net income of $2.9 million, or $0.02 per share. The decrease in net income from continuing operations was driven by lower sales and higher operating costs which included a write-down of $11.9 million of Silvertip metal inventory as a result of lower than expected production levels. Adjusted net loss was $23.0 million, or $0.11 per share, compared to adjusted net income of $1.1 million, or $0.01 per share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Revenue
Revenue decreased by $16.3 million as a result of fewer gold (5%) and silver (11%) ounces sold coupled with a 10% decrease in average realized gold and silver prices, respectively, partially offset by the inclusion of sales from Silvertip, which commenced commercial production in September 2018. The Company sold 171,711 gold ounces, 5.7 million silver ounces, 10.0 million zinc pounds and 7.9 million lead pounds compared to 181,608 gold ounces and 6.4 million silver ounces in the prior year. Gold contributed 67% of sales, silver contributed 27%, zinc contributed 3% and lead contributed less than 3%, compared to 68% of sales from gold and 32% from silver.

The following table summarizes consolidated metal sales:

	Six Months Ended June 30,		Increase	Percent
In thousands	2019	2018	(Decrease)	Change
Gold sales	$217,090	$227,687	$(10,597)	(5)%
Silver sales	85,077	105,567	(20,490)	(19)%
Zinc sales	8,238	—	8,238	100%
Lead sales	6,588	—	6,588	100%
Metal sales	$316,993	$333,254	$(16,261)	(5)%

Costs Applicable to Sales
Costs applicable to sales increased primarily due to the inclusion of sales from Silvertip, a $27.3 million write-down of inventory at Silvertip and higher unit costs at Palmarejo, Rochester and Wharf, primarily due to lower production. Full year 2019 unit costs are expected to remain within the guidance ranges disclosed in the 2018 10-K. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $24.8 million, or 41%, resulting from the inclusion of Silvertip and higher sales at Kensington.
Expenses
General and administrative expenses increased $0.8 million, or 5%, primarily due to higher legal fees.
Exploration expense decreased $3.7 million, or 28%, as a result of lower near-mine exploration costs at Palmarejo and Kensington, as well as lower greenfields explorations expense in the United States and Mexico, partially offset by exploration expense at the Sterling and Crown deposits located in southern Nevada. The Company completed 153,248 feet (46,710 meters) of resource expansion drilling and 105,171 feet (32,056 meters) of resource infill drilling in the first half of 2019 compared to 210,193 feet (64,067 meters) of resource expansion drilling and 237,136 feet (72,279 meters) of resource infill drilling in the first half of 2018. Exploration activities in the first half of 2019 focused on targets at Palmarejo, Kensington, Silvertip and the Sterling Gold Project. Drill programs at Rochester, Wharf and Silvertip are scheduled to commence in the third quarter.
Pre-development, reclamation, and other expenses increased $0.9 million, or 12%, stemming from higher asset retirement obligation accretion expense at Silvertip pre-development expenses at the Sterling deposit.
Other Income and Expenses
Fair value adjustments, net, increased to a gain of $3.8 million from a gain of $2.2 million as a result of favorable fair value adjustments related to the Company’s equity investment in Metalla, which has an estimated fair value of $17.5 million at June 30, 2019.
Interest expense (net of capitalized interest of $1.2 million) increased to $13.3 million from $12.0 million, due to higher average debt levels related to the RCF.
Income and Mining Taxes
During the first half of 2019, the Company reported estimated income and mining tax benefit of approximately $14.2 million resulting in an effective tax rate of 18.7%. This compares to income tax expense of $15.7 million or an effective tax rate of 81.2% during the first half of 2018.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six Months Ended June 30,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(22,882)	$(3,561)	$(10,147)	$(1,792)
Canada	(54,093)	17,339	(3,909)	2,044
Mexico	1,521	424	33,669	(15,821)
Other jurisdictions	(408)	2	(326)	(97)
	$(75,862)	$14,204	$19,287	$(15,666)
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
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $61.7 million, or $0.30 per share, compared to net income of $3.6 million, or $0.02 per share. The decrease in net income from continuing operations was driven by lower sales and higher operating costs which included a write-down of $27.3 million at Silvertip of metal inventory as a result of lower than expected production levels. Adjusted net loss was $45.9 million, or $0.22 per share, compared to adjusted net income of $1.4 million, or $0.01 per share (see “Non-GAAP Financial Performance Measures”).
Net Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $5.1 million. In February 2019, the Company recorded an adjustment to the gain from the Manquiri Divestiture following the release of a liability associated with the Company’s post-closing indemnification obligations which were extinguished pursuant to the February Letter Agreement.
2019 Guidance Framework

The Company’s 2019 production and CAS guidance remains unchanged from its original guidance disclosed in the 2018 10-K.

Results of Continuing Operations
Palmarejo

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tons milled	447,727	344,073	826,714	703,966
Average gold grade (oz/t)	0.07	0.11	0.07	0.11
Average silver grade (oz/t)	4.74	6.86	4.69	6.87
Average recovery rate – Au	87.7%	89.9%	85.7%	85.2%
Average recovery rate – Ag	81.8%	87.5%	77.7%	84.4%
Gold ounces produced	28,246	33,702	51,451	63,598
Silver ounces produced	1,734,772	2,065,523	3,013,055	4,078,762
Gold ounces sold	28,027	31,207	55,421	62,095
Silver ounces sold	1,709,406	2,091,788	3,114,815	4,122,491
Costs applicable to sales per gold ounce(1)	$742	$495	$730	$504
Costs applicable to sales per silver ounce(1)	$9.18	$7.10	$9.40	$7.30
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Gold and silver production decreased 16% resulting from lower gold and silver grades. Metal sales were $59.3 million, or 37.0% of Coeur’s metal sales, compared with $70.7 million, or 41% of Coeur’s metal sales. Lower production and higher consumable costs resulted in a 50% and 28% increase in costs applicable to sales per gold and silver ounce, respectively. Amortization remained comparable at $14.2 million. Capital expenditures decreased to $7.6 million due to lower mining equipment expenditures and lower resource conversion drilling.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Gold and silver production decreased 19% and 26%, respectively, resulting from lower gold and silver grades. Metal sales were $112.5 million, or 36% of Coeur’s metal sales, compared with $140.8 million, or 42% of Coeur’s metal sales. Lower production and higher consumable costs resulted in a 45% and 29% increase in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $28.7 million primarily due to lower ounces sold. Capital expenditures decreased to $16.2 million due to lower mining equipment expenditures and lower resource conversion drilling.

Rochester

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tons placed	2,786,287	4,083,028	5,453,846	8,434,159
Average gold grade (oz/t)	0.003	0.004	0.003	0.003
Average silver grade (oz/t)	0.45	0.53	0.46	0.53
Gold ounces produced	8,609	12,273	16,865	23,760
Silver ounces produced	970,673	1,125,074	1,930,578	2,282,100
Gold ounces sold	8,642	12,030	17,153	23,193
Silver ounces sold	961,634	1,097,272	1,962,087	2,216,499
Costs applicable to sales per gold ounce(1)	$1,257	$935	$1,182	$946
Costs applicable to sales per silver ounce(1)	$14.38	$12.03	$13.70	$12.10
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Gold and silver production decreased 30% and 14%, respectively, due to reduced placement rates caused by the planned commissioning of the new crusher configuration and lower gold and silver grades. Metal sales were $25.5 million, or 16% of Coeur’s metal sales, compared with $33.7 million, or 20% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 34% and 20%, respectively, due to lower production. Amortization decreased to $4.0 million from $4.8 million due to lower ounces sold. Capital expenditures increased to $2.8 million from $0.7 million due to the commissioning of the new crusher configuration, including the HPGR unit and Plan of Operations Amendment 11 (“POA 11”) capital expenditures.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Gold and silver production decreased 29% and 15%, respectively, due to reduced placement rates caused by adverse weather conditions and the planned commissioning of the new crusher configuration. Metal sales were $51.8 million, or 16% of Coeur’s metal sales, compared with $67.2 million, or 20% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 25% and 13%, respectively, due to lower production. Capital expenditures increased to $7.4 million from $3.3 million due to the commissioning of the new crusher configuration, including the HPGR unit and POA 11 capital expenditures.
Kensington

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tons milled	160,510	168,751	324,842	327,457
Average gold grade (oz/t)	0.23	0.16	0.22	0.17
Average recovery rate	93.0%	92.6%	91.6%	93.3%
Gold ounces produced	34,049	25,570	64,022	51,634
Gold ounces sold	34,415	28,165	65,750	55,928
Costs applicable to sales per gold ounce(1)	$847	$1,215	$932	$1,124

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Gold production increased 33% due to higher ore feed from the high-grade Jualin deposit, which in turn contributed to a 30% decrease in costs applicable to sales per gold ounce. Metal sales were $45.2 million, or 28.0% of Coeur’s metal sales, compared to $35.7 million, or 21% of Coeur’s metal sales. Amortization increased to $12.5 million from $6.4 million due to significantly higher ounces sold. Capital expenditures decreased to $4.9 million from $10.7 million due to lower underground development at Kensington and Raven, resource expansion drilling and mining equipment expenditures.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Gold production increased 24% due to higher ore feed from the high-grade Jualin deposit,which in turn contributed to a 17% decrease in costs applicable to sales per gold ounce. Metal sales were $85.4 million, or 27% of Coeur’s metal sales, compared to $72.0 million, or 22% of Coeur’s metal sales. Amortization increased to $24.3 million from $13.2 million due to higher ounces sold. Capital expenditures decreased to $14.2 million due to lower underground development at Kensington and Raven, resource expansion drilling and mining equipment expenditures.
Wharf

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tons placed	919,435	1,075,820	2,009,945	2,152,215
Average gold grade (oz/t)	0.023	0.023	0.021	0.022
Gold ounces produced	15,680	22,507	32,582	40,443
Silver ounces produced	12,379	13,302	25,863	25,147
Gold ounces sold	15,301	23,053	33,387	40,392
Silver ounces sold	12,364	13,744	26,416	24,727
Costs applicable to sales per gold ounce(1)	$998	$826	$972	$846

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Gold production decreased 30% largely driven by inclement weather, which diluted leach pad solutions, as well as lower crusher throughput. Metal sales were $20.2 million, or 12.0% of Coeur’s metal sales, compared to $29.8 million, or 18% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 21% due to lower production and higher outside services costs. Amortization decreased to $2.2 million from $3.4 million due to lower ounces sold. Capital expenditures were $0.2 million.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Gold production decreased 19% largely driven by lower grades, inclement weather, which diluted leach pad solutions, as well as lower crusher throughput during the second quarter. Metal sales were $44.3 million, or 14% of Coeur’s metal sales, compared to $53.3 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 15% due to lower production and higher outside services and processing costs. Amortization decreased to $4.9 million due to lower ounces sold. Capital expenditures decreased to $0.6 million due to lower resource conversion drilling.

Silvertip

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tons milled	59,689	—	121,740	—
Average silver grade (oz/t)	7.48	—	6.47	—
Average zinc grade (%)	7.5%	—	6.7%	—
Average lead grade (%)	5.4%	—	4.5%	—
Average recovery rate – Ag	77.0%	—	73.9%	—
Average recovery rate – Zn	59.1%	—	55.2%	—
Average recovery rate – Pb	77.3%	—	72.9%	—
Silver ounces produced	343,669	—	582,431	—
Zinc pounds produced	5,321,714	—	9,040,727	—
Lead pounds produced	4,979,730	—	8,056,575	—
Silver ounces sold	364,961	—	580,062	—
Zinc pounds sold	5,302,508	—	10,025,577	—
Lead pounds sold	5,185,634	—	7,933,481	—
Costs applicable to sales per silver ounce(1)	$24.37	$—	$28.99	$—
Costs applicable to sales per zinc pound(1)	$1.87	$—	$2.20	$—
Costs applicable to sales per lead ounce(1)	$1.41	$—	$1.72	$—

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
In September 2018, Silvertip commenced commercial production. Metal sales were $11.9 million, or 7% of Coeur’s metal sales. Costs applicable to sales per ounce were impacted by a $11.9 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates. Amortization was $9.9 million. Capital expenditures decreased to $5.0 million from $19.0 million due to pre-production capitalization in 2018 and lower resource conversion drilling in 2019.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Metal sales were $22.9 million, or 7% of Coeur’s metal sales. Costs applicable to sales per ounce were impacted by a $27.3 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates. Amortization was $18.3 million. Capital expenditures decreased to $9.1 million from $37.7 million due to pre-production capitalization in 2018 and lower resource conversion drilling in 2019.

Liquidity and Capital Resources
At June 30, 2019, the Company had $39.3 million of cash, cash equivalents and restricted cash and $197.0 million available under the RCF. Cash and cash equivalents decreased $77.2 million in the six months ended June 30, 2019, primarily due to lower gold and silver ounces sold, higher Silvertip operating costs and mining tax payments at Palmarejo, partially offset by lower capital expenditures at Silvertip.
Cash Provided by (Used in) Operating Activities from Continuing Operations
Net cash provided by operating activities for the three months ended June 30, 2019 was $26.4 million, compared to net cash used in operating activities for the three months ended June 30, 2018 of $1.3 million. Net cash provided by operating activities for the six months ended June 30, 2019 was $10.6 million, compared to $14.2 million for the six months ended June 30, 2018. Adjusted EBITDA from continuing operations for the three months ended June 30, 2019 was $30.6 million, compared to $48.4 million for the three months ended June 30, 2018. Adjusted EBITDA from continuing operations for the six months ended June 30, 2019 was $51.2 million, compared to $97.2 million for the six months ended June 30, 2018 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Cash flow before changes in operating assets and liabilities	$24,175	$41,496	$45,641	$74,936
Changes in operating assets and liabilities:
Receivables	(7,624)	(8,888)	(17,359)	(10,579)
Prepaid expenses and other	(834)	8,126	(3,518)	2,491
Inventories	(14,391)	(2,766)	(33,212)	(11,474)
Accounts payable and accrued liabilities	25,109	(39,262)	19,037	(41,127)
Cash provided by (used in) continuing operating activities	$26,435	$(1,294)	$10,589	$14,247
Net cash provided by operating activities increased $27.7 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the receipt of a $25.0 million prepayment for concentrate deliveries from Kensington and income and mining taxes payments at Palmarejo in 2018, partially offset by lower sales of gold and silver (9% and 5%, respectively). In addition, cash provided by operating activities was impacted by lower than anticipated production at Silvertip that resulted in a $11.9 million write-down of metals inventory. Revenue for the three months ended June 30, 2019 decreased $7.9 million, of which $5.7 million was due to lower volume of sales and $2.1 million was due to lower average realized silver prices.
Net cash provided by operating activities decreased $3.7 million in the six months ended June 30, 2019, in line with the Company’s expectations, compared to the six months ended June 30, 2018, primarily due lower sales of gold and silver (5% and 11%, respectively) partially offset by the receipt of prepayment of deliveries of concentrate of a $25.0 million prepayment for concentrate deliveries from Kensington and income and mining taxes payments at Palmarejo in 2018. In addition, cash provided by (used in) operating activities was impacted by lower than anticipated production at Silvertip that resulted in a $27.3 million write-down of metals inventory as well as the timing of VAT collections. Revenue for the six months ended June 30, 2019 decreased $16.3 million, of which $8.4 million was due to lower average realized prices and $7.8 million was due to lower volume of sales.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended June 30, 2019 was $17.3 million compared to $30.0 million in the three months ended June 30, 2018. Cash used in investing activities decreased primarily due to pre-production capital spending at Silvertip in 2018. The Company had capital expenditures of $20.7 million in the three months ended June 30, 2019 compared with $41.2 million in the three months ended June 30, 2018. Capital expenditures in the three months ended June 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo and the HPGR unit at Rochester. Capital expenditures in the three months ended June 30, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo and Kensington.

Net cash used in investing activities in the six months ended June 30, 2019 was $37.0 million compared to $71.1 million in the six months ended June 30, 2018. Cash used in investing activities decreased primarily due to pre-production capital spending at Silvertip in 2018. The Company had capital expenditures of $48.2 million in the six months ended June 30, 2019 compared with $83.5 million in the six months ended June 30, 2018. Capital expenditures in the six months ended June 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo and the HPGR unit at Rochester. Capital expenditures in the six months ended June 30, 2018 were primarily related to pre-production capital spending at Silvertip and underground development at Silvertip, Palmarejo and Kensington.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash used in financing activities in the three months ended June 30, 2019 increased to $41.9 million compared to $4.6 million in the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company repaid $82.0 million under the RCF and received net proceeds of approximately $48.9 million from the sale of 16.6 million shares of its common stock at an average price of $3.00 per share.
Net cash used in financing activities in the six months ended June 30, 2019 increased to $52.6 million compared to $12.7 million in the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company borrowed $15.0 million and repaid $97.0 million under the RCF and received net proceeds of approximately $48.9 million from the sale of 16.6 million shares of its common stock at an average price of $3.00 per share. During the six months ended June 30, 2018, the Company borrowed $15.0 million under the RCF to repay a Silvertip-related debt obligation.
On April 30, 2019, the Company and Bank of America, N.A., as administrative agent for the RCF lenders, entered into the Amendment. Among other items, the Amendment (1) modifies the financial covenants to (A) provide greater flexibility under the consolidated net leverage ratio requirement through the September 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the December 31, 2019 test date, and (B) include an additional financial covenant tied to senior secured leverage and (2) increases the interest rate on borrowings under the RCF by 0.75% during periods of elevated consolidated net leverage. On August 6, 2019, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”). The Third Amendment, among other items, modifies the financial covenants to provide greater flexibility under the consolidated interest coverage ratio requirement as of the June 30, 2019 test date, with the ratio returning to the original level as outlined in the RCF starting with the September 30, 2019 test date.

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

In order to reduce indebtedness, future cash interest payments and/or amounts due at maturity or upon redemption and for general working capital purposes, from time to time we may (1) issue equity securities for cash in public or private offerings or (2) repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any debt repurchase transactions may occur at a substantial discount to the debt securities’ face amount.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2019	2018	2019	2018
Net income (loss)	$(36,764)	$2,930	$(55,965)	$4,171
(Income) loss from discontinued operations, net of tax	—	—	(5,693)	(550)
Fair value adjustments, net	5,296	2,462	(3,824)	(2,192)
Silvertip start-up write-down	11,872	—	27,319	—
(Gain) loss on sale of assets and securities	72	(586)	20	(345)
Mexico inflation adjustment	—	(1,939)	—	(1,939)
Interest income on notes receivables	(18)	(573)	(198)	(821)
Foreign exchange loss (gain)	889	(1,233)	2,145	3,079
Tax effect of adjustments(1)	(4,332)	—	(9,746)	—
Adjusted net income (loss)	$(22,985)	$1,061	$(45,942)	$1,403

Adjusted net income (loss) per share - Basic	$(0.11)	$0.01	$(0.22)	$0.01
Adjusted net income (loss) per share - Diluted	$(0.11)	$0.01	$(0.22)	$0.01
(1) For the six months ended June 30, 2019, tax effect of adjustments of $4.3 million (-25%) is primarily related to the write-down of Silvertip start-up costs.
(2) For the six months ended June 30, 2019, tax effect of adjustments of $9.7 million (-42%) is primarily related to the write-down of Silvertip start-up costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2019	2018	2019	2018
Net income (loss)	$(36,764)	$2,930	$(55,965)	$4,171
(Income) loss from discontinued operations, net of tax	—	—	(5,693)	(550)
Interest expense, net of capitalized interest	6,825	6,018	13,279	11,983
Income tax provision (benefit)	(5,546)	3,717	(14,204)	15,666
Amortization	43,204	29,459	85,080	60,236
EBITDA	7,719	42,124	22,497	91,506
Fair value adjustments, net	5,296	2,462	(3,824)	(2,192)
Silvertip start-up write-down	11,872	—	27,319	—
Foreign exchange (gain) loss	468	3,309	1,133	3,979
(Gain) loss on sale of assets and securities	72	(586)	20	(345)
Mexico inflation adjustment	—	(1,939)	—	(1,939)
Interest income on notes receivables	(18)	(573)	(198)	(821)
Asset retirement obligation accretion	3,007	2,817	5,950	5,486
Inventory adjustments and write-downs	2,193	817	(1,723)	1,483
Adjusted EBITDA	$30,609	$48,431	$51,174	$97,157

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

Three Months Ended June 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$50,708	$28,656	$41,670	$17,691	$36,038	$174,763
Amortization	(14,212)	(3,963)	(12,537)	(2,225)	(9,878)	(42,815)
Costs applicable to sales	$36,496	$24,693	$29,133	$15,466	$26,160	$131,948

Metal Sales
Gold ounces	28,027	8,642	34,415	15,301		86,385
Silver ounces	1,709,406	961,634		12,364	364,961	3,048,365
Zinc pounds					5,302,508	5,302,508
Lead pounds					5,185,634	5,185,634

Costs applicable to sales
Gold ($/oz)	$742	$1,257	$847	$998
Silver ($/oz)	$9.18	$14.38			$24.37
Zinc ($/lb)					$1.87
Lead ($/lb)					$1.41

Three Months Ended June 30, 2018

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$44,943	$29,244	$40,668	$22,611	$—	$137,466
Amortization	(14,633)	(4,793)	(6,441)	(3,353)	—	(29,220)
Costs applicable to sales	$30,310	$24,451	$34,227	$19,258	$—	$108,246

Metal Sales
Gold ounces	31,207	12,030	28	23,053		94
Silver ounces	2,091,788	1,097,272		13,744	—	3,203
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$495	$935	$1,215	$826
Silver ($/oz)	$7.10	$12.03			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Six Months Ended June 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$98,480	$55,147	$85,572	$37,764	$70,849	$347,812
Amortization	(28,740)	(8,000)	(24,264)	(4,906)	(18,304)	(84,214)
Costs applicable to sales	$69,740	$47,147	$61,308	$32,858	$52,545	$263,598

Metal Sales
Gold ounces	55,421	17,153	65,750	33,387		171,711
Silver ounces	3,114,815	1,962,087		26,416	580,062	5,683,380
Zinc pounds					10,025,577	10,025,577
Lead pounds					7,933,481	7,933,481

Costs applicable to sales
Gold ($/oz)	$730	$1,182	$932	$972
Silver ($/oz)	$9.40	$13.70			$28.99
Zinc ($/lb)					$2.20
Lead ($/lb)					$1.72

Six Months Ended June 30, 2018

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$77,731	$53,587	$69,574	$37,224	$—	$238,116
Amortization	(16,325)	(4,831)	(6,717)	(2,657)	—	(30,530)
Costs applicable to sales	$61,406	$48,756	$62,857	$34,567	$—	$207,586

Metal Sales
Gold ounces	62,095	23,193	55,928	40,392		182
Silver ounces	4,122,491	2,216,499		24,727	—	6,364
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$504	$946	$1,124	$846
Silver ($/oz)	$7.30	$12.10			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Cautionary Statement Concerning Forward-Looking Statements

This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, estimated production, costs, capital expenditures, contingent payments for the Silvertip Acquisition, timing of receipt of permits at Silvertip and impact of commissioning of the new crusher configuration at Rochester, expectations regarding the Option Agreement, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2018 10-K, the risks set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (ix) the effects of environmental and other governmental regulations, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at December 31, 2018 that settled in January 2019. The Company had no outstanding gold, silver, zinc or lead hedges at June 30, 2019.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in gold, silver, zinc and lead prices resulted in provisional pricing mark-to-market losses of $1.9 million and $1.7 million in the three and six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, the Company had outstanding provisionally priced sales of 7,424 ounces of gold at an average price of $1,302, 0.7 million ounces of silver at an average price of $15.22, 14.4 million pounds of zinc at an average price of $1.14 and 9.0 million pounds of lead at an average price of $0.89. A 10% change in realized gold, silver, zinc and lead prices would cause revenue to vary by $4.6 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at June 30, 2019.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had outstanding interest rate swaps whereby the Company receives a variable rate in exchange for a floating rate at June 30, 2019 with a contractual term through December 31, 2019. A 10% change in the 1-month LIBOR would cause Fair value adjustments, net to vary by $0.1 million.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.         Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Casey M. Nault, the Company’s Senior Vice President, General Counsel and Secretary, entered into a selling plan effective May 22, 2019. Under the selling plan, between August 2019 and May 2020, Mr. Nault will sell a total of 75,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold price specified in the plan.

Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

Item 6.        Exhibits

10.1
Second Amendment to Credit Agreement, dated April 30, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q on May 1, 2019 (File No. 001-8641)).

10.2
Third Amendment to Credit Agreement, dated August 6, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (filed herewith).

31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
*    Management contract or compensatory plan or arrangement.
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 7, 2019	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	August 7, 2019	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 7, 2019	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)