Form 10-Q
period 2019-09-30
Coeur Mining, Inc.
filed 2019-11-04
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 240,523,288 shares were issued and outstanding as of November 1, 2019.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2019 (unaudited)	December 31, 2018
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$65,319	$115,081
Receivables	4	37,295	29,744
Inventory	5	57,478	66,279
Ore on leach pads	5	75,603	75,122
Prepaid expenses and other		16,659	11,393
		252,354	297,619
NON-CURRENT ASSETS
Property, plant and equipment, net		308,774	298,451
Mining properties, net		928,078	971,567
Ore on leach pads	5	68,975	66,964
Restricted assets		8,248	12,133
Equity and debt securities	6	22,812	17,806
Receivables	4	27,580	31,151
Other		72,796	16,809
TOTAL ASSETS		$1,689,617	$1,712,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$72,927	$47,210
Accrued liabilities and other	19	117,606	82,619
Debt	8	21,939	24,937
Reclamation	9	6,552	6,552
		219,024	161,318
NON-CURRENT LIABILITIES
Debt	8	276,781	433,889
Reclamation	9	135,101	128,994
Deferred tax liabilities		51,534	79,070
Other long-term liabilities		76,370	56,717
		539,786	698,670
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 240,508,936 issued and outstanding at September 30, 2019 and 203,310,443 at December 31, 2018		2,405	2,033
Additional paid-in capital		3,590,056	3,443,082
Accumulated other comprehensive income (loss)		1,132	(59)
Accumulated deficit		(2,662,786)	(2,592,544)
		930,807	852,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,689,617	$1,712,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
	Notes	In thousands, except share data
Revenue	3	$199,469	$148,795	$516,462	$482,049
COSTS AND EXPENSES
Costs applicable to sales(1)	3	140,952	116,857	404,550	324,443
Amortization		45,678	31,184	130,758	91,420
General and administrative		9,635	7,729	26,859	24,183
Exploration		5,893	8,157	15,326	21,269
Pre-development, reclamation, and other		4,851	8,121	13,619	15,966
Total costs and expenses		207,009	172,048	591,112	477,281
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	8	(1,282)	—	(1,282)	—
Fair value adjustments, net	12	4,377	715	8,201	2,907
Interest expense, net of capitalized interest	8	(5,980)	(5,818)	(19,259)	(17,801)
Other, net	14	(3,634)	(20,903)	(2,931)	(19,846)
Total other income (expense), net		(6,519)	(26,006)	(15,271)	(34,740)
Income (loss) before income and mining taxes		(14,059)	(49,259)	(89,921)	(29,972)
Income and mining tax (expense) benefit	10	(218)	(3,785)	13,986	(19,451)
Income (loss) from continuing operations		$(14,277)	$(53,044)	$(75,935)	$(49,423)
Income (loss) from discontinued operations	18	—	—	5,693	550
NET INCOME (LOSS)		$(14,277)	$(53,044)	$(70,242)	$(48,873)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on hedges, net of tax of $365 for the three and nine months ended September 30, 2019		1,132	—	1,132	—
Unrealized gain (loss) on debt and equity securities		—	192	59	(173)
Other comprehensive income (loss)		1,132	192	1,191	(173)
COMPREHENSIVE INCOME (LOSS)		$(13,145)	$(52,852)	$(69,051)	$(49,046)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.06)	$(0.29)	$(0.36)	$(0.27)
Net income (loss) from discontinued operations		—	—	0.03	—
Basic(2)		$(0.06)	$(0.29)	$(0.33)	$(0.26)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.06)	$(0.29)	$(0.36)	$(0.27)
Net income (loss) from discontinued operations		—	—	0.03	—
Diluted(2)		$(0.06)	$(0.29)	$(0.33)	$(0.26)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(14,277)	$(53,044)	$(70,242)	$(48,873)
(Income) loss from discontinued operations		—	—	(5,693)	(550)
Adjustments:
Amortization		45,678	31,184	130,758	91,420
Accretion		3,073	3,117	9,023	10,321
Deferred taxes		(10,545)	(3,276)	(27,962)	(4,087)
Loss on debt extinguishment	8	1,282	—	1,282	—
Fair value adjustments, net	12	(4,377)	(715)	(8,201)	(2,907)
Stock-based compensation	11	2,432	1,942	6,642	6,578
Inventory write-downs	5	13,966	30,787	41,285	30,787
Deferred revenue recognition	17	(15,250)	(582)	(16,008)	(1,666)
Other		8,994	3,520	15,733	6,846
Changes in operating assets and liabilities:
Receivables		(3,350)	(5,930)	(20,709)	(16,509)
Prepaid expenses and other current assets		1,375	1,377	(2,143)	3,868
Inventory and ore on leach pads		(9,389)	(8,156)	(42,601)	(19,630)
Accounts payable and accrued liabilities		22,384	5,565	41,421	(35,562)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		41,996	5,789	52,585	20,036
CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		41,996	5,789	52,585	17,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(30,678)	(39,472)	(78,865)	(122,982)
Proceeds from the sale of assets		26	393	930	549
Purchase of investments		—	(15)	—	(415)
Sale of investments		1,007	(78)	2,109	12,682
Proceeds from notes receivable		—	15,000	7,168	15,000
Other		(57)	64	1,961	(34)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(29,702)	(24,108)	(66,697)	(95,200)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(29,702)	(24,108)	(66,697)	(123,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	73,781	—	122,668	—
Issuance of notes and bank borrowings, net of issuance costs	8	30,000	25,000	45,000	40,000
Payments on debt, finance leases, and associated costs	8	(87,778)	(25,533)	(201,051)	(48,355)
Other		301	(77)	(2,958)	(4,916)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		16,304	(610)	(36,341)	(13,271)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		16,304	(610)	(36,341)	(13,293)
Effect of exchange rate changes on cash and cash equivalents		(192)	183	65	565
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		28,406	(18,746)	(50,388)	(119,052)
Less net cash used in discontinued operations(1)		—	—	—	(32,930)
		28,406	(18,746)	(50,388)	(86,122)
Cash, cash equivalents and restricted cash at beginning of period		39,275	136,026	118,069	203,402
Cash, cash equivalents and restricted cash at end of period		$67,681	$117,280	$67,681	$117,280
(1) Less net cash used in discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748, during the nine months ended September 30, 2018.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

The following table summarizes the changes in stockholders’ deficit for the nine months ended September 30, 2019:

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	852,512
Net income (loss)	—	—	—	(19,201)	—	(19,201)
Other comprehensive income (loss)	—	—	—	—	59	59
Common stock issued under stock-based compensation plans, net	1,801	18	(1,053)	—	—	(1,035)
Balances at March 31, 2019 (Unaudited)	205,111	$2,051	$3,442,029	$(2,611,745)	$—	$832,335
Net income (loss)	—	—	—	(36,764)	—	(36,764)
Common stock issued under "at the market" stock offering	16,631	166	48,721	—	—	48,887
Common stock issued under stock-based compensation plans, net	117	2	1,986	—	—	1,988
Balances at June 30, 2019 (Unaudited)	221,859	$2,219	$3,492,736	$(2,648,509)	$—	$846,446
Net income (loss)	—	—	—	(14,277)	—	(14,277)
Other comprehensive income (loss)	—	—	—	—	1,132	1,132
Common stock issued for the extinguishment of Senior Notes	4,452	44	21,246	—	—	21,290
Common stock issued under "at the market" stock offering	14,220	142	73,639	—	—	73,781
Common stock issued under stock-based compensation plans, net	(22)	—	2,435	—	—	2,435
Balances at September 30, 2019 (Unaudited)	240,509	$2,405	$3,590,056	$(2,662,786)	$1,132	$930,807

The following table summarizes the changes in stockholders’ deficit for the nine months ended September 30, 2018:

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	$1,856	$3,357,345	$(2,546,743)	$2,519	814,977
Net income (loss)	—	—	—	1,241	—	1,241
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	(278)	(278)
Common stock issued under stock-based compensation plans, net	538	6	(1,635)	—	—	(1,629)
Balances at March 31, 2018 (Unaudited)	186,176	$1,862	$3,355,710	$(2,542,898)	$(363)	$814,311
Net income (loss)	—	$—	$—	$2,930	$—	2,930
Other comprehensive income (loss)	—	—	—	—	(87)	(87)
Common stock issued under stock-based compensation plans, net	898	9	1,608	—	—	1,617
Balances at June 30, 2018 (Unaudited)	187,074	$1,871	$3,357,318	$(2,539,968)	$(450)	$818,771
Net income (loss)	—	$—	$—	$(53,044)	$—	(53,044)
Other comprehensive income (loss)	—	—	—	—	192	192
Common stock issued under stock-based compensation plans, net	(47)	(1)	1,865	—	—	1,864
Balances at September 30, 2018 (Unaudited)	187,027	$1,870	$3,359,183	$(2,593,012)	$(258)	$767,783
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2019. The condensed consolidated December 31, 2018 balance sheet data were derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).

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
Accounting Standards Recently Issued
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326),” measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for the Company beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

the impact of the new standard, but it does not expect this update to have a material impact to the Company's consolidated net income, financial position or cash flows.

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip mine is engaged in the discovery, mining, and production of silver, zinc and lead. Other includes the Sterling and Crown projects and La Preciosa project other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$41,547	$11,290	$52,636	$36,398	$—	$—	$141,871
Silver sales	29,790	16,191	—	293	5,307	—	51,581
Zinc sales	—	—	—	—	2,046	—	2,046
Lead sales	—	—	—	—	3,971	—	3,971
Metal sales	71,337	27,481	52,636	36,691	11,324	—	199,469
Costs and Expenses
Costs applicable to sales(1)	37,397	27,749	29,533	22,084	24,189	—	140,952
Amortization	15,840	4,250	13,552	3,301	8,268	467	45,678
Exploration	1,608	145	1,465	102	828	1,745	5,893
Other operating expenses	1,327	1,210	281	698	254	10,716	14,486
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,282)	(1,282)
Fair value adjustments, net	—	—	—	—	—	4,377	4,377
Interest expense, net	(74)	(287)	(453)	(26)	(410)	(4,730)	(5,980)
Other, net	(2,535)	(368)	(99)	(151)	(190)	(291)	(3,634)
Income and mining tax (expense) benefit	(1,630)	(2,067)	—	(1,672)	916	4,235	(218)
Income (loss) from continuing operations	$10,926	$(8,595)	$7,253	$8,657	$(21,899)	$(10,619)	$(14,277)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$342,274	$283,229	$204,926	$99,600	$417,678	$172,735	$1,520,442
Capital expenditures	$7,818	$10,248	$4,944	$759	$6,359	$550	$30,678
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$32,268	$17,171	$29,771	$23,816	$—	$—	$103,026
Silver sales	23,188	18,353	—	177	1,330	—	43,048
Zinc sales	—	—	—	—	1,673	—	1,673
Lead sales	—	—	—	—	1,048	—	1,048
Metal sales	$55,456	$35,524	$29,771	$23,993	$4,051	$—	$148,795
Costs and Expenses
Costs applicable to sales(1)	31,554	27,548	28,241	17,979	11,535	—	116,857
Amortization	14,794	5,294	6,912	2,878	1,073	233	31,184
Exploration	3,195	51	1,640	63	2,333	875	8,157
Other operating expenses	771	4,362	333	699	148	9,537	15,850
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	715	715
Interest expense, net	(842)	(115)	(248)	(9)	166	(4,770)	(5,818)
Other, net	(1,010)	278	(34)	(422)	(447)	(19,268)	(20,903)
Income and mining tax (expense) benefit	(6,461)	(83)	—	(334)	4,320	(1,227)	(3,785)
Income (loss) from continuing operations	$(3,171)	$(1,651)	$(7,637)	$1,609	$(6,999)	$(35,195)	$(53,044)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$368,257	$252,291	$225,161	$98,978	405,334	$79,079	$1,429,100
Capital expenditures	$4,686	$3,582	$11,960	$1,176	17,949	$119	$39,472
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$107,063	$33,538	$138,083	$80,277	$—	$—	$358,961
Silver sales	76,821	45,765	—	699	13,373	—	136,658
Zinc sales	—	—	—	—	10,284	—	10,284
Lead sales	—	—	—	—	10,559	—	10,559
Metal sales	183,884	79,303	138,083	80,976	34,216	—	516,462
Costs and Expenses
Costs applicable to sales(1)	107,137	74,896	90,841	54,942	76,734	—	404,550
Amortization	44,580	12,250	37,816	8,207	26,572	1,333	130,758
Exploration	3,758	331	3,970	102	1,559	5,606	15,326
Other operating expenses	3,798	3,518	962	2,115	881	29,204	40,478
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,282)	(1,282)
Fair value adjustments, net	—	—	—	—	—	8,201	8,201
Interest expense, net	(322)	(599)	(992)	(75)	(997)	(16,274)	(19,259)
Other, net	(4,149)	(352)	(102)	174	(411)	1,909	(2,931)
Income and mining tax (expense) benefit	(684)	(2,737)	—	(2,149)	18,256	1,300	13,986
Income (loss) from continuing operations	$19,456	$(15,380)	$3,400	$13,560	$(54,682)	$(42,289)	$(75,935)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$5,693	$5,693
Segment assets(2)	$342,274	$283,229	$204,926	$99,600	$417,678	$172,735	$1,520,442
Capital expenditures	$24,060	$17,665	$19,175	$1,361	$15,456	$1,148	$78,865

(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$104,595	$47,626	$101,806	$76,686	—	$—	$330,713
Silver sales	91,642	55,063	—	580	1,330	—	148,615
Zinc sales	—	—	—	—	1,673	—	1,673
Lead sales	—	—	—	—	1,048	—	1,048
Metal sales	196,237	102,689	101,806	77,266	4,051	—	482,049
Costs and Expenses
Costs applicable to sales(1)	92,960	76,304	91,098	52,546	11,535	—	324,443
Amortization	45,752	14,918	20,070	8,888	1,073	719	91,420
Exploration	10,363	296	4,625	73	2,439	3,473	21,269
Other operating expenses	2,252	6,149	981	2,052	173	28,542	40,149
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	2,907	2,907
Interest expense, net	(1,108)	(338)	(722)	(32)	(490)	(15,111)	(17,801)
Other, net	(2,399)	704	(104)	(379)	(25)	(17,643)	(19,846)
Income and mining tax (expense) benefit	(22,550)	(917)	—	(2,009)	6,098	(73)	(19,451)
Income (loss) from continuing operations	$18,853	$4,471	$(15,794)	$11,287	$(5,586)	$(62,654)	$(49,423)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$550	$550
Segment assets(2)	$368,257	$252,291	$225,161	$98,978	405,334	$79,079	$1,429,100
Capital expenditures	$23,458	$6,884	$34,032	$2,682	55,623	$303	$122,982
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	September 30, 2019	December 31, 2018
Total assets for reportable segments	$1,520,442	$1,550,671
Cash and cash equivalents	65,319	115,081
Other assets	103,856	46,748
Total consolidated assets	$1,689,617	$1,712,500

Geographic Information

Long-Lived Assets	September 30, 2019	December 31, 2018
Mexico	$324,026	$342,007
United States	506,327	515,649
Canada	398,629	404,185
Other	7,870	8,177
Total	$1,236,852	$1,270,018

Revenue	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$116,808	$89,289	$298,362	$281,762
Mexico	71,337	55,455	183,884	196,236
Canada	11,324	4,051	34,216	4,051
Total	$199,469	$148,795	$516,462	$482,049

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RECEIVABLES
Receivables consist of the following:

In thousands	September 30, 2019	December 31, 2018
Current receivables:
Trade receivables	$10,340	$5,147
Value added tax (“VAT”) receivable	19,116	18,609
Income tax receivable	7,083	6
Manquiri Notes Receivable	—	5,487
Other	756	495
	$37,295	$29,744
Non-current receivables:
VAT receivable(1)	$26,880	$26,817
RMC Receivable(2)	700	4,334
	27,580	31,151
Total receivables	$64,875	$60,895

(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation).
(2) In November 2018, Republic Metals Corp. (“RMC”), a U.S.-based precious metals refiner, filed Chapter 11 bankruptcy. Approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold was impacted by RMC’s bankruptcy filing. In September 2019, the Company received a partial settlement payment of $2.6 million in respect of its claims in the bankruptcy proceedings and as a result, the Company recorded a $1.0 million charge in Other, net, against the receivable balance to reflect the new carrying value of the Company’s remaining claims.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	September 30, 2019	December 31, 2018
Inventory:
Concentrate	$7,221	$10,772
Precious metals	14,508	20,761
Supplies	35,749	34,746
	57,478	66,279
Ore on leach pads:
Current	75,603	75,122
Non-current	68,975	66,964
	144,578	142,086
Total inventory and ore on leach pads	$202,056	$208,365

In the three and nine months ended September 30, 2019, Silvertip recognized inventory write-downs of $14.0 million and $41.3 million, respectively, as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability. It is possible that additional write-downs will be required as the Company works to optimize operations at Silvertip.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At September 30, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$10,439	$20,902
Rockhaven Resources, Ltd.	2,064	(577)	—	1,487
Other	1,305	(882)	—	423
Equity securities	$13,832	$(1,459)	$10,439	$22,812

	At December 31, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,695	$—	$2,852	$13,547
Rockhaven Resources, Ltd.	2,064	(452)	—	1,612
Other	1,376	(946)	—	430
Equity securities	$14,135	$(1,398)	$2,852	$15,589

Debt Securities
Metalla Royalty & Streaming Ltd.	$2,271	$(54)	$—	$2,217

Equity and debt securities	$16,406	$(1,452)	$2,852	$17,806

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. At September 30, 2019, the Company had no remaining investments in debt securities.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three Months Ended	Nine Months Ended
In thousands	September 30, 2019	September 30, 2019
Lease Cost
ROU operating lease cost	$2,735	$8,850

Short-term operating lease cost	$2,899	$9,384

Finance Lease Cost:
Amortization of ROU assets	$4,287	$14,078
Interest on lease liabilities	1,210	3,459
Total finance lease cost	$5,497	$17,537

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
In thousands	September 30, 2019	September 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,634	$18,234
Operating cash flows from finance leases	$1,210	$3,459
Financing cash flows from finance leases	$4,744	$20,210

Supplemental balance sheet information related to leases was as follows:

In thousands	September 30, 2019
Operating Leases
Other assets, non-current	$57,609

Accrued liabilities and other	$13,199
Other long-term liabilities	43,275
Total operating lease liabilities	$56,474

Finance Leases
Property and equipment, gross	$117,483
Accumulated depreciation	(34,270)
Property and equipment, net	$83,213

Debt, current	$21,939
Debt, non-current	50,072
Total finance lease liabilities	$72,011

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.84
Weighted-average remaining lease term - operating leases	4.94

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.40%
Weighted-average discount rate - operating leases	5.20%

Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

At September 30, (In thousands)
	Operating leases	Finance leases
2019	$3,430	$6,323
2020	13,319	24,933
2021	12,920	23,726
2022	12,887	17,326
2023	12,450	6,201
Thereafter	8,605	1,450
Total	$63,611	$79,959
Less: imputed interest	(7,137)	(7,948)
Net lease obligation	$56,474	$72,011

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 8 – DEBT

	September 30, 2019		December 31, 2018
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$226,709	$—	$245,854
Revolving Credit Facility(2)	—	—	—	135,000
Finance lease obligations	21,939	50,072	24,937	53,035
	$21,939	$276,781	$24,937	$433,889

(1) Net of unamortized debt issuance costs of $3.3 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively.
(2) Unamortized debt issuance costs of $2.5 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively, included in Other Non-Current Assets.
2024 Senior Notes
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 5.875% Senior Notes due 2024 (“2024 Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $245.0 million, followed by an exchange offer for publicly-traded 2024 Senior Notes. For more details, please see Note 18 -- Debt contained in the 2018 10-K.
In the third quarter of 2019, the Company entered into multiple privately-negotiated agreements to exchange $20 million in aggregate principal amount of its 2024 Senior Notes for approximately 4.5 million shares of common stock. Based on the closing price of the Company’s common stock on the date of the exchange, the exchanges resulted in an aggregate loss of $1.3 million.
Revolving Credit Facility
At September 30, 2019, the Company had $250.0 million available under its $250.0 million revolving credit facility (the “RCF”) provided pursuant to the credit agreement entered into in September, 2017 (as amended, the “Credit Agreement”) among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, and Bank of America, N.A, as administrative agent (the “Agent”), and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia (the “RCF Lenders”). At September 30, 2019, the interest rate on the principal of the RCF was 5.6%. The Company has entered into interest rate swap derivative instruments with certain RCF Lenders that swap $37.5 million of variable rate debt to fixed rate debt (see Note 13 -- Derivative Financial Instruments).
In April and August of 2019 the Company, as borrower, certain subsidiaries of the Company, as guarantors, the Agent and the RCF Lenders entered into amendments to the Credit Agreement to, among other items, modify the financial covenants to provide greater flexibility in 2019 (the "Amendments").
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2019, the Company entered into new lease financing arrangements primarily for mining equipment at Silvertip, Wharf and Rochester. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
2024 Senior Notes	$3,563	$3,672	$10,907	$11,016
Revolving Credit Facility	963	1,515	4,769	4,035
Finance lease obligations	1,210	512	3,459	1,551
Amortization of debt issuance costs	378	323	1,110	972
Accretion of Silvertip contingent consideration	182	329	541	980
Other debt obligations	58	196	60	312
Capitalized interest	(374)	(729)	(1,587)	(1,065)
Total interest expense, net of capitalized interest	$5,980	$5,818	$19,259	$17,801

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Asset retirement obligation - Beginning	$137,545	$122,907	$133,508	$118,799
Accretion	3,024	2,830	8,878	8,141
Settlements	(833)	(1,171)	(2,650)	(2,374)
Asset retirement obligation - Ending	$139,736	$124,566	$139,736	$124,566

The Company accrued $1.9 million and $2.0 million at September 30, 2019 and December 31, 2018, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2019 and 2018 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$968	$13	$(35,250)	$(908)	$(21,914)	$(3,549)	$(45,397)	$(2,700)
Canada	(24,844)	1,123	(13,194)	4,432	(78,937)	18,462	(17,103)	6,476
Mexico	9,882	(1,363)	1,419	(7,234)	11,403	(938)	35,088	(23,055)
Other jurisdictions	(65)	9	(2,234)	(75)	(473)	11	(2,560)	(172)
	$(14,059)	$(218)	$(49,259)	$(3,785)	$(89,921)	$13,986	$(29,972)	$(19,451)

During the third quarter of 2019, the Company reported estimated income and mining tax expense of approximately $0.2 million, resulting in an effective tax rate of (1.6%). This compares to income tax expense of $3.8 million for an effective tax rate of 7.7% during the third quarter of 2018. During the first nine months of 2019, the Company reported estimated income and mining tax benefit of approximately $14.0 million resulting in an effective tax rate of 15.6%. This compares to income tax expense of $19.5 million or an effective tax rate of 64.9% during the first nine months of 2018. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income (iv) foreign exchange rates and (v) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2016 forward for the U.S. federal jurisdiction and from 2011 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $2.5 million and $3.5 million in the next twelve months.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At September 30, 2019 and December 31, 2018, the Company had $2.6 million and $3.8 million of total gross unrecognized tax benefits from continuing operations, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2019 and December 31, 2018, the amount of accrued income-tax-related interest and penalties was $2.2 million and $3.7 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense for the three and nine months ended September 30, 2019 was $2.5 million and $6.7 million, respectively, compared to $2.0 million and $6.6 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, there was $8.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
The following table summarizes the grants awarded during the nine months ended September 30, 2019:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 5, 2019	435,173	$5.08	628,943	$5.54
February 19, 2019	854,058	$5.17	80,850	$5.54
May 1, 2019	87,775	$3.42	—	$—
June 12, 2019	102,373	$3.21	—	$—
July 17, 2019	27,383	$4.80	—	$—

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Unrealized gain (loss) on equity securities	$3,877	$286	$7,515	$(2,898)
Realized gain (loss) on equity securities	485	(3)	859	5,199
Zinc options	—	226	—	588
Interest rate swap, net	15	206	(173)	18
Fair value adjustments, net	$4,377	$715	$8,201	$2,907

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$22,812	$22,812	$—	$—
Other derivative instruments, net	785	—	785	—
	$23,597	$22,812	$785	$—
Liabilities:
Silvertip contingent consideration	$49,817	$—	$—	$49,817
Other derivative instruments, net	2,162	—	2,162	—
	$51,979	$—	$2,162	$49,817

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$17,806	$15,589	$—	$2,217
Other derivative instruments, net	914	—	914	—
	$18,720	$15,589	$914	$2,217
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$49,276
Other derivative instruments, net	644	—	644	—
	$49,920	$—	$644	$49,276

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
The Company’s other derivative instruments, net, include concentrate and certain doré sales contracts, gold and zinc hedges, and an interest rate swap which are valued using pricing models with inputs derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2019.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$49,635	$—	$—	$182	$49,817

	Nine Months Ended September 30, 2019
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$541	$49,817

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2019 and December 31, 2018 is presented in the following table:

	September 30, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$226,709	$226,843	$—	$226,843	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—

(1) Net of unamortized debt issuance costs of $3.3 million.
(2) Unamortized debt issuance costs of $2.5 million included in Other Non-Current Assets.

	December 31, 2018
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Manquiri Notes Receivable	$5,487	$5,487	$—	$—	$5,487
Liabilities:
2024 Senior Notes(1)	$245,854	$220,446	$—	$220,446	$—
Revolving Credit Facility(2)	$135,000	$135,000	$—	$135,000	$—

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

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

The Company is exposed to various market risks, including the effect of changes in metal prices and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets or liabilities or forecasted transactions and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
Derivatives Not Designated as Hedging Instruments
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
Interest Rate Swap
The Company enters into interest rate swap contracts in which it receives variable-rate interest and pays fixed-rate interest. The Company uses these instruments to manage its exposure to changes in interest rates related to the RCF (see Note 8-- Debt) and does not designate the instruments as hedges from an accounting standpoint and does not apply hedge accounting. The notional amount is used to measure interest to be paid or received.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

During the second quarter of 2019, an interest rate swap derivative instrument, with a notional amount of $50.0 million, expired and was replaced with an instrument with a notional amount of $75.0 million, which became effective in June 2019, covering a contractual term of six months and net settles monthly. Subsequent to the end of the period covered by this Report, the Company early-settled this interest rate swap derivative instrument to reflect the Company’s reduced interest rate risk exposure.
At September 30, 2019, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2019	Thereafter
Provisional silver sales contracts	$10,406	$—
Average silver price per ounce	$17.53	$—
Notional ounces	593,523	—

Provisional gold sales contracts	$23,032	$—
Average gold price per ounce	$1,472	$—
Notional ounces	15,652	—

Provisional zinc sales contracts	$14,451	$—
Average zinc price per pound	$1.07	$—
Notional pounds	13,512,379	—

Provisional lead sales contracts	$7,650	$—
Average lead price per pound	$0.93	$—
Notional pounds	8,212,898	—

Fixed interest rate swap payable	$240	$—
Fixed Interest rate	2.51%	—
Notional dollars	$37,500	$—

Variable interest rate swap receivable	$185	$—
Average variable interest rate	2.37%	$—
Notional dollars	$37,500	$—

The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$785	$2,107
Interest rate swaps	—	55
	$785	$2,162

	December 31, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$784	$644
Zinc options	113	—
Interest rate swaps	17	—
	$914	$644

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following represent mark-to-market gains (losses) on derivative instruments for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Financial statement line	Derivative	2019	2018	2019	2018
Revenue	Provisional metal sales contracts	$233	$34	$(1,461)	$15
Fair value adjustments, net	Zinc options	—	225	—	588
Fair value adjustments, net	Interest rate swaps	15	206	(173)	18
		$248	$465	$(1,634)	$621

Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, in the third quarter of 2019, the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements on a volume of 21,000 ounces of gold per month for the fourth quarter of 2019 and 12,000 ounces of gold per month for the first 8 months of 2020. The contracts are net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
At September 30, 2019, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2019	2020
Gold put options
Average gold strike price per ounce	$1,405	$1,408
Notional ounces	63,000	96,000

Gold call options
Average gold strike price per ounce	$1,798	$1,803
Notional ounces	63,000	96,000

The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue are recognized as a component of net sales in the same period as the related revenue is recognized. For options designated as cash flow hedges, the total change in cash flows value will be considered when assessing of hedge effectiveness.
The Company has performed an assessment and determined that the terminal value of the hedging instrument and the forecasted transaction match and has qualitatively concluded that changes in the cash flows attributable to the variability of the total sales price of gold are expected to completely offset and the hedging relationship is considered perfectly effective. Future assessments are performed to verify that critical terms of the hedging instrument and the forecasted transaction continue to match, and the forecasted transactions remain probable, as well as an assessment of any adverse developments regarding the risk of the counterparties defaulting on their commitments. There have been no such changes in critical terms or adverse developments and the Company has concluded that there is no ineffectiveness to be recorded.
Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments would be reclassified into fair value adjustments, net in the period of de-designation. Any subsequent changes in fair value of such derivative instruments would be reflected in fair value adjustments, net unless they are re-designated as hedges of other transactions.
As of September 30, 2019, the Company had $1.1 million of after-tax gains in AOCI related to gains from commodity cash flow hedge transactions. The Company does not expect to recognize any of these after-tax gains in its consolidated statement of comprehensive income during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold in effect when derivative contracts currently outstanding mature.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	September 30, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$1,497	$—

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the consolidated statement of comprehensive income for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Gains (losses) recognized in OCI - effective portion:
Gold zero cost collars	$1,497	$—	$1,497	$—
Gains (losses) reclassified from AOCI into net income - effective portion:
Gold zero cost collars	$—	$—	$—	$—

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

NOTE 14 - OTHER, NET
Other, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Foreign exchange gain (loss)	$(2,945)	$(3,104)	$(4,078)	$(7,083)
Write-down of Manquiri consideration	—	(18,599)	—	(18,599)
Mexico inflation adjustment	—	1,939	—	1,939
Interest income on notes receivable	—	628	199	1,450
Gain (loss) on sale of assets and investments	(100)	(28)	(120)	316
Other	(589)	(1,739)	1,068	2,131
Other, net	$(3,634)	$(20,903)	$(2,931)	$(19,846)

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
For the three and nine months ended September 30, 2019, there were 319,162 and 1,312,737 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 672,399 and 1,526,109 common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2018, respectively.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2019	2018	2019	2018
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(14,277)	$(53,044)	$(75,935)	$(49,423)
Income (loss) from discontinued operations	—	—	5,693	550
	$(14,277)	$(53,044)	$(70,242)	$(48,873)

Weighted average shares:
Basic	225,860	185,246	212,098	184,935
Effect of stock-based compensation plans	—	—	—	—
Diluted	225,860	185,246	212,098	184,935

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.06)	$(0.29)	$(0.36)	$(0.27)
Income (loss) from discontinued operations	—	—	0.03	—
Basic(1)	$(0.06)	$(0.29)	$(0.33)	$(0.26)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.06)	$(0.29)	$(0.36)	$(0.27)
Income (loss) from discontinued operations	—	—	0.03	—
Diluted(1)	$(0.06)	$(0.29)	$(0.33)	$(0.26)

(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
On June 4, 2019, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “First Offering”). The First Offering was conducted pursuant to an Equity Distribution Agreement, entered into on May 20, 2019 between the Company and Citigroup Global Markets Inc. as the sales agent. The Company sold a total of 16,630,444 shares of its common stock at an average price of $3.00 per share, raising net proceeds (after sales commissions) of $48.9 million in the First Offering. Proceeds from the First Offering were used to repay outstanding amounts under the RCF.
On September 10, 2019, the Company completed a $75.0 million “at the market” offering of its common stock, par value $0.01 per share (the “Second Offering” and, together with the First Offering, referred to herein as the “Offerings”). The Second Offering was conducted pursuant to an Equity Distribution Agreement, entered into on August 12, 2019 between the Company and Citigroup Global Markets Inc. and BMO Capital Markets Corp. as the sales agent. The Company sold a total of 14,219,677 shares of its common stock at an average price of $5.27 per share, raising net proceeds (after sales commissions) of $73.8 million in the Second Offering. Proceeds from the Offering were used to repay the RCF and for general working capital purposes.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,254	$8,547	$47,518	$—	$65,319
Receivables	(49)	10,400	26,944	—	37,295
Ore on leach pads	—	75,603	—	—	75,603
Inventory	—	27,015	30,463	—	57,478
Prepaid expenses and other	8,251	1,077	7,331	—	16,659
	17,456	122,642	112,256	—	252,354
NON-CURRENT ASSETS
Property, plant and equipment, net	2,448	183,543	122,783	—	308,774
Mining properties, net	4,753	323,342	599,983	—	928,078
Ore on leach pads	—	68,975	—	—	68,975
Restricted assets	1,460	206	6,582	—	8,248
Equity and debt securities	22,812	—	—	—	22,812
Receivables	—	—	27,580	—	27,580
Net investment in subsidiaries	547,518	215	(152)	(547,581)	—
Other	302,895	54,584	12,660	(297,343)	72,796
TOTAL ASSETS	$899,342	$753,507	$881,692	$(844,924)	$1,689,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,064	$27,642	$43,221	$—	$72,927
Other accrued liabilities	10,265	35,139	72,202	—	117,606
Debt	—	15,164	6,775	—	21,939
Reclamation	—	1,911	4,641	—	6,552
	12,329	79,856	126,839	—	219,024
NON-CURRENT LIABILITIES
Debt	226,709	35,233	312,182	(297,343)	276,781
Reclamation	—	90,144	44,957	—	135,101
Deferred tax liabilities	(1,071)	8,357	44,248	—	51,534
Other long-term liabilities	4,356	42,987	29,027	—	76,370
Intercompany payable (receivable)	(273,788)	256,539	17,249	—	—
	(43,794)	433,260	447,663	(297,343)	539,786
STOCKHOLDERS’ EQUITY
Common stock	2,405	20,309	214,400	(234,709)	2,405
Additional paid-in capital	3,590,056	242,987	2,006,819	(2,249,806)	3,590,056
Accumulated deficit	(2,662,786)	(22,905)	(1,914,029)	1,936,934	(2,662,786)
Accumulated other comprehensive income (loss)	1,132	—	—	—	1,132
	930,807	240,391	307,190	(547,581)	930,807
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,342	$753,507	$881,692	$(844,924)	$1,689,617

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$116,808	$82,661	$—	$199,469
COSTS AND EXPENSES
Costs applicable to sales(1)	—	79,367	61,585	—	140,952
Amortization	216	21,751	23,711	—	45,678
General and administrative	8,973	208	454	—	9,635
Exploration	430	5,010	453	—	5,893
Pre-development, reclamation, and other	15	4,465	371	—	4,851
Total costs and expenses	9,634	110,801	86,574	—	207,009
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	(1,282)	—	—	—	(1,282)
Fair value adjustments, net	4,378	(1)	—	—	4,377
Other, net	4,557	(814)	(3,017)	(4,360)	(3,634)
Interest expense, net of capitalized interest	(4,729)	(838)	(4,773)	4,360	(5,980)
Total other income (expense), net	2,924	(1,653)	(7,790)	—	(6,519)
Income (loss) from continuing operations before income and mining taxes	(6,710)	4,354	(11,703)	—	(14,059)
Income and mining tax (expense) benefit	3,808	(3,740)	(286)	—	(218)
Income (loss) from continuing operations	(2,902)	614	(11,989)	—	(14,277)
Equity income (loss) in consolidated subsidiaries	(11,371)	(4)	95	11,280	—
NET INCOME (LOSS)	$(14,273)	$610	$(11,894)	$11,280	$(14,277)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	—	—	—	—	—
Unrealized gain (loss) on hedges, net of tax of $363 for the three and nine months ended September 30, 2019	1,132	—	—	—	1,132
COMPREHENSIVE INCOME (LOSS)	$(13,141)	$610	$(11,894)	$11,280	$(13,145)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$89,289	$59,506	$—	$148,795
COSTS AND EXPENSES
Costs applicable to sales(1)	—	73,768	43,089	—	116,857
Amortization	232	15,084	15,868	—	31,184
General and administrative	7,682	3	44	—	7,729
Exploration	383	2,245	5,529	—	8,157
Pre-development, reclamation, and other	1,302	5,456	1,363	—	8,121
Total costs and expenses	9,599	96,556	65,893	—	172,048
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	745	(30)	—	—	715
Other, net	(14,194)	(189)	(2,599)	(3,921)	(20,903)
Interest expense, net of capitalized interest	(5,445)	(372)	(3,922)	3,921	(5,818)
Total other income (expense), net	(18,894)	(591)	(6,521)	—	(26,006)
Income (loss) from continuing operations before income and mining taxes	(28,493)	(7,858)	(12,908)	—	(49,259)
Income and mining tax (expense) benefit	(430)	(489)	(2,866)	—	(3,785)
Income (loss) from continuing operations	(28,923)	(8,347)	(15,774)	—	(53,044)
Equity income (loss) in consolidated subsidiaries	(24,122)	(47)	(174)	24,343	—
NET INCOME (LOSS)	$(53,045)	$(8,394)	$(15,948)	$24,343	$(53,044)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on marketable securities, net of tax	192	—	—	—	192
COMPREHENSIVE INCOME (LOSS)	$(52,853)	$(8,394)	$(15,948)	$24,343	$(52,852)
(1) Excludes amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(18,772)	$24,553		$24,935		$11,280	$41,996

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(239)	(16,748)		(13,691)		—	(30,678)
Proceeds from the sale of assets	—	26		—		—	26
Sales of investments	1,007	—		—		—	1,007
Proceeds from notes receivable	—	—		—		—	—
Other	2	(44)		(15)		—	(57)
Investments in consolidated subsidiaries	11,372	45		(137)		(11,280)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,142	(16,721)		(13,843)		(11,280)	(29,702)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	73,781	—		—		—	73,781
Issuance of notes and bank borrowings, net of issuance costs	30,000	—		—		—	30,000
Payments on debt, capital leases, and associated costs	(83,034)	(3,305)		(1,439)		—	(87,778)
Net intercompany financing activity	(6,842)	(12,322)	1	19,164	1	—	—
Other	301	—		—		—	301
Cash provided by (used in) activities of continuing operations	14,206	(15,627)		17,725		—	16,304
Cash provided by (used in) activities of discontinued operations	—	—		—		—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,206	(15,627)		17,725		—	16,304
Effect of exchange rate changes on cash and cash equivalents	—	74		(266)		—	(192)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,576	(7,721)		28,551		—	28,406
Cash, cash equivalents and restricted cash at beginning of period	4,043	16,669		18,563		—	39,275
Cash, cash equivalents and restricted cash at end of period	$11,619	$8,948		$47,114		$—	$67,681

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(37,112)	$7,058	$11,500	$24,343	$5,789

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(119)	(16,720)	(22,633)	—	(39,472)
Proceeds from the sale of assets	—	304	89	—	393
Purchase of investments	(15)	—	—	—	(15)
Sales of investments	(126)	48	—	—	(78)
Proceeds from notes receivable	15,000	—	—	—	15,000
Other	124	—	(60)	—	64
Investments in consolidated subsidiaries	24,121	56	166	(24,343)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	38,985	(16,312)	(22,438)	(24,343)	(24,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	25,000	—	—	—	25,000
Payments on debt, capital leases, and associated costs	(20,000)	(3,535)	(1,998)	—	(25,533)
Net intercompany financing activity	(7,130)	(4,844)	11,974	—	—
Other	(77)	—	—	—	(77)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,207)	(8,379)	9,976	—	(610)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	185	—	183
NET CHANGE IN CASH AND CASH EQUIVALENTS	(334)	(17,635)	(777)	—	(18,746)
Cash and cash equivalents at beginning of period	24,232	40,200	71,594	—	136,026
Cash and cash equivalents at end of period	$23,898	$22,565	$70,817	$—	$117,280

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$298,361	$218,101	$—	$516,462
COSTS AND EXPENSES
Costs applicable to sales(1)	—	220,680	183,870	—	404,550
Amortization	656	58,922	71,180	—	130,758
General and administrative	24,429	778	1,652	—	26,859
Exploration	1,116	8,219	5,991	—	15,326
Pre-development, reclamation, and other	255	8,397	4,967	—	13,619
Total costs and expenses	26,456	296,996	267,660	—	591,112
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	(1,282)	—	—	—	(1,282)
Fair value adjustments, net	8,210	(9)	—	—	8,201
Other, net	14,648	(376)	(4,230)	(12,973)	(2,931)
Interest expense, net of capitalized interest	(16,273)	(1,738)	(14,221)	12,973	(19,259)
Total other income (expense), net	5,303	(2,123)	(18,451)	—	(15,271)
Income (loss) from continuing operations before income and mining taxes	(21,153)	(758)	(68,010)	—	(89,921)
Income and mining tax (expense) benefit	1,420	(4,888)	17,454	—	13,986
Income (loss) from continuing operations	(19,733)	(5,646)	(50,556)	—	(75,935)
Equity income (loss) in consolidated subsidiaries	(56,200)	(634)	355	56,479	—
Income (loss) from discontinued operations	5,693	—	—	—	5,693
NET INCOME (LOSS)	$(70,240)	$(6,280)	$(50,201)	$56,479	$(70,242)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	59	—	—	—	59
Unrealized gain (loss) on hedges, net of tax of $363 for the three and nine months ended September 30, 2019	1,132	—	—	—	1,132
COMPREHENSIVE INCOME (LOSS)	$(69,049)	$(6,280)	$(50,201)	$56,479	$(69,051)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(96,935)	$76,116	$16,925	$56,479	$52,585

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(349)	(38,999)	(39,517)	—	(78,865)
Proceeds from the sale of assets	—	836	94	—	930
Purchase of investments	—	—	—	—	—
Sales of investments	2,109	—	—	—	2,109
Proceeds from notes receivable	7,168	—	—	—	7,168
Other	2,034	69	(142)	—	1,961
Investments in consolidated subsidiaries	56,112	130	237	(56,479)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	67,074	(37,964)	(39,328)	(56,479)	(66,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	122,668	—	—	—	122,668
Issuance of notes and bank borrowings, net of issuance costs	45,000	—	—	—	45,000
Payments on debt, capital leases, and associated costs	(180,841)	(13,445)	(6,765)	—	(201,051)
Net intercompany financing activity	44,863	(48,628)	3,765	—	—
Other	(2,958)	—	—	—	(2,958)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28,732	(62,073)	(3,000)	—	(36,341)
Effect of exchange rate changes on cash and cash equivalents	—	76	(11)	—	65
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,129)	(23,845)	(25,414)	—	(50,388)
Cash, cash equivalents and restricted cash at beginning of period	12,748	32,793	72,528	—	118,069
Cash, cash equivalents and restricted cash at end of period	$11,619	$8,948	$47,114	$—	$67,681

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. At September 30, 2019 the remaining unamortized balance was $11.6 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine. In the third quarter of 2019, the Kensington mine delivered approximately $14.7 million of gold concentrate to the counterparty. The remaining deliveries of $10.6 million are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the full value of the accrued liability by the end of 2019.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the Silvertip Acquisition. The contingent consideration is based on the achievement of two milestones, which the Company has determined to be probable at September 30, 2019. The first milestone payment of $25.0 million is contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day (the “Permit contingent consideration”). The permit application was required to be submitted to the British Columbia Ministry of Energy and Mining no later than June 2018 and was submitted on April 30, 2018. At September 30, 2019, the Company included the $25.0 million Permit contingent consideration in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. The second milestone payment of up to $25.0 million is contingent upon the amount of resource tonnes added as of December 31, 2019. The former JDS Silver Holdings Ltd. shareholders will receive $5.0 million for a total resource of at least 2.5 million tonnes and $5.0 million for every 0.3 million tonnes over 2.5 million tonnes, up to 3.7 million tonnes (the “Resource contingent consideration”). The maximum payment of $25.0 million can be earned if the total resource (including reserves) reaches 3.7 million tonnes. The Silvertip mine’s total resource (including reserves) was approximately 3.3 million tonnes at December 31, 2018, of which 0.5 million tonnes are classified as inferred resources which are not included in the Company’s mineralized material total reported in the 2018 10-K. At September 30, 2019, the Company included the $24.8 million Resource contingent consideration in Accrued liabilities and other on the Condensed Consolidated Balance Sheet.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In addition, pursuant to the February Letter Agreement, until October 31, 2019 (the “Option Period”) the Buyer has a non-exclusive option (the “Option”) to either purchase or terminate its obligations to pay the NSR, by making a payment to Coeur of $4.8 million (the “NSR Payment Amount”). During the Option Period, the Company’s rights in respect of receipt of the NSR were suspended. Since the Buyer did not exercise the Option and pay the NSR Payment Amount to Coeur during the Option Period, the Buyer’s obligations to pay the NSR resumed for the quarterly period beginning on July 1, 2019 and ending September 30, 2019, and such payment shall be payable by the expiration of the Option Period.
The sale of Manquiri and the San Bartolomé mine had a significant effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the three and nine months ended September 30, 2019 and 2018 are classified on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

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
(1) Excludes amortization.
Net cash used in operating activities from San Bartolomé were $2.7 million for the nine months ended September 30, 2018. Net cash used in investing activities from San Bartolomé were $28.5 million for the nine months ended September 30, 2018.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2019	December 31, 2018
Accrued salaries and wages	$19,554	$22,229
Silvertip contingent consideration	49,817	25,000
Deferred revenue (1)	12,488	3,164
Income and mining taxes	7,518	16,474
Accrued operating costs	6,750	10,524
Taxes other than income and mining	3,657	3,639
Accrued interest payable	4,623	1,589
Operating lease liabilities	13,199	—
Accrued liabilities and other	$117,606	$82,619

(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows for the three and nine months ended September 30, 2019 and 2018:

In thousands	September 30, 2019	September 30, 2018
Cash and cash equivalents	$65,319	$104,746
Restricted cash equivalents	2,362	12,534
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$67,681	$117,280

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this item. We provide Costs applicable to sales (“CAS”) split, referred to as the co-product method, based on revenue contribution for Palmarejo, Rochester and Silvertip and based on the primary metal, referred to as the by-product method, for Wharf. Revenue from secondary metal, such as silver at Wharf, is treated as a cost credit.
Overview
We are primarily a gold and silver producer with five operating mines located in the United States, Canada and Mexico and several exploration projects in North America.
Third Quarter 2019 Highlights
Third quarter 2019 results included revenue of $199.5 million and cash flow from operating activities of $42.0 million. Including non-cash write downs of $15.0 million taken in the quarter, the Company reported GAAP net loss from continuing operations of $14.3 million, or $0.06 per share. On an adjusted basis1, the Company reported EBITDA of $61.0 million and net loss from continuing operations of $5.3 million, or $0.02 per share.

•
Strong increases in quarterly financial results - Revenue, operating cash flow and adjusted EBITDA[1] increased 23%, 59% and 99%, respectively, quarter-over-quarter. Strong financial performance was driven by a 15% increase in Companywide gold production and higher precious metals prices during the quarter

•
Second consecutive quarter of positive free cash flow[1] - The Company generated $11.3 million of free cash flow[1] during the third quarter, approximately double the amount in the prior period. The second consecutive quarter of positive free cash flow[1] was driven by strong performance at Palmarejo and Wharf

•
Successful commissioning of new crushing circuit at Rochester - Rochester began processing ore through its new three-stage crushing circuit, including the high-pressure grinding roll (“HPGR”) unit, during the quarter. Fourth quarter results are expected to improve, reflecting a full quarter with the new crusher circuit in place

•
Continued strong performance at Kensington - Kensington produced 34,156 ounces of gold and year-over-year gold production increased 34%. Results reflect the continued benefit of higher-grade ore from Jualin, which is expected to drive production and costs in-line with full-year guidance ranges

•
19% quarter-over-quarter reduction in total debt[2] - Coeur retired over $70.0 million of indebtedness during the quarter, including the remaining balance outstanding under its $250.0 million senior secured revolving credit facility (the “RCF”). The Company has reduced total debt[2] by approximately $160.0 million since the beginning of the year. Coeur completed its previously announced $75.0 million at-the-market common stock offering program, raising net proceeds (after sales commissions) of $73.9 million. The Company also exchanged $20.0 million of aggregate principal of its senior unsecured notes for common stock in privately negotiated transactions during the quarter.

•	72% increase in cash and cash equivalents - Cash and cash equivalents as of September 30, 2019 totaled $65.3 million, 72% higher compared to the prior quarter

Selected Financial and Operating Results

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Financial Results from Continuing Operations:
Gold sales	$141,871	$103,026	$358,961	$330,713
Silver sales	$51,581	$43,048	$136,658	$148,615
Zinc sales	$2,046	$1,673	$10,284	$1,673
Lead sales	$3,971	$1,048	$10,559	$1,048
Consolidated Revenue	$199,469	$148,795	$516,462	$482,049
Net income (loss)	$(14,277)	$(53,044)	$(75,935)	$(49,423)
Net income (loss) per share, diluted	$(0.06)	$(0.29)	$(0.36)	$(0.27)
Adjusted net income (loss)(1)	$(5,340)	$(19,653)	$(51,283)	$(18,251)
Adjusted net income (loss) per share, diluted(1)	$(0.02)	$(0.11)	$(0.24)	$(0.10)
EBITDA(1)	$37,599	$(12,257)	$60,096	$79,249
Adjusted EBITDA(1)	$61,006	$24,671	$114,918	$121,397
Total debt(2)	$298,720	$429,190	$298,720	$429,190
Operating Results from Continuing Operations:
Gold ounces produced	99,782	87,539	264,702	266,974
Silver ounces produced	3,019,869	2,886,117	8,571,796	9,272,126
Zinc pounds produced	4,197,110	1,099,408	13,237,837	1,099,408
Lead pounds produced	4,477,653	413,285	12,534,228	413,285
Gold ounces sold	100,407	89,609	272,118	271,217
Silver ounces sold	3,004,815	2,931,513	8,688,195	9,295,230
Zinc pounds sold	4,076,390	1,772,023	14,101,967	1,772,023
Lead pounds sold	4,330,862	1,230,266	12,264,343	1,230,266
Average realized price per gold ounce	$1,413	$1,150	$1,319	$1,219
Average realized price per silver ounce	$17.17	$14.68	$15.73	$15.99
Average realized price per zinc pound, gross	$0.86	$1.20	$1.07	$1.20
Average realized price per lead pound, gross	$0.98	$0.97	$0.92	$0.97
Financial and Operating Results from Discontinued Operations:(3)
Income (loss) from discontinued operations	$—	$—	$5,693	$550
Silver ounces produced	—	—	—	643,078
Gold ounces produced	—	—	—	78
Silver ounces sold	—	—	—	704,479
Gold ounces sold	—	—	—	292
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes capital leases. Net of debt issuance costs and premium received.
(3)Reported production and financial results for the three months ended March 31, 2018 include operations through February 28, 2018.

Consolidated Financial Results
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Revenue
Revenue increased by $50.7 million as a result of higher gold (12%) and silver (3%) ounces sold coupled with a 23% and 17% increase in average realized gold and silver prices, respectively, and the inclusion of full-quarter sales from Silvertip, which commenced commercial production in September 2018. The Company sold 100,407 gold ounces, 3.0 million silver ounces, 4.1 million zinc pounds and 4.3 million lead pounds compared to 89,609 gold ounces, 2.9 million silver ounces, 1.8 million zinc pounds and 1.2 million lead pounds in the prior year. Gold contributed 71% of sales, silver contributed 26%, zinc contributed 1% and lead contributed 2%, compared to 69% of sales from gold, 29% from silver, zinc and lead each contributed 1%.

The following table summarizes consolidated metal sales:

	Three months ended September 30,		Increase	Percent
In thousands	2019	2018	(Decrease)	Change
Gold sales	$141,871	$103,026	$38,845	38%
Silver sales	51,581	43,048	8,533	20%
Zinc sales	2,046	1,673	373	22%
Lead sales	3,971	1,048	2,923	279%
Metal sales	$199,469	$148,795	$50,674	34%
Costs Applicable to Sales
Costs applicable to sales increased primarily due to higher sales volume at Palmarejo, Kensington and Wharf, the inclusion of full-quarter sales from Silvertip and a $14.0 million write-down of inventory at Silvertip. Full year 2019 unit costs are expected to remain within the guidance ranges disclosed in the 2018 10-K. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $14.5 million, or 46%, resulting from the inclusion of full-quarter sales at Silvertip and higher sales at Palmarejo, Kensington and Wharf.
Expenses
General and administrative expenses increased $1.9 million, or 25%, primarily due to higher compensation costs and higher legal fees.
Exploration expense decreased $2.3 million, or 28%, as a result of lower near-mine exploration costs at Palmarejo, Kensington and Silvertip as well as lower greenfields explorations expense in the United States and Mexico, partially offset by exploration expense at the Sterling and Crown project located in southern Nevada. The Company completed 86,018 (26,218 meters) of resource expansion drilling and 24,343 feet (7,420 meters) of resource infill drilling in the third quarter of 2019 compared to 88,296 feet (26,912 meters) of resource expansion drilling and 76,243 feet (23,239 meters) of resource infill drilling in the third quarter of 2018.
Pre-development, reclamation, and other expenses decreased $3.3 million, or 40%, stemming from a $3.4 million write-down of property, plant and equipment at Rochester in 2018.
Other Income and Expenses
The Company incurred a $1.3 million loss in connection with the exchange of $20 million in aggregate principal amount of its 2024 Senior Notes for approximately 4.5 million shares of common stock.
Fair value adjustments, net, increased to a gain of $4.4 million from $0.7 million as a result of favorable fair value adjustments and realized gains related to the Company’s equity investment in Metalla, which has an estimated fair value of $20.9 million at September 30, 2019.
Interest expense (net of capitalized interest of $0.4 million) remained comparable at $6.0 million.

Income and Mining Taxes
During the third quarter of 2019, the Company reported estimated income and mining tax expense of approximately $0.2 million resulting in an effective tax rate of 1.6%. This compares to income tax expense of $3.8 million or an effective tax rate of 7.7% during the third quarter of 2018.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$968	$13	$(35,250)	$(908)
Canada	(24,844)	1,123	(13,194)	4,432
Mexico	9,882	(1,363)	1,419	(7,234)
Other jurisdictions	(65)	9	(2,234)	(75)
	$(14,059)	$(218)	$(49,259)	$(3,785)
The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income (iv) foreign exchange rates and (v) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $14.3 million, or $0.06 per share, compared to net loss of $53.0 million, or $0.29 per share. The increase in net income from continuing operations was driven by the net impact of higher sales in 2019 and the 2018 write-downs of $18.6 million on the consideration received from the Manquiri Divestiture and $3.4 million of property, plant and equipment at Rochester. Adjusted net loss was $5.3 million, or $0.02 per share, compared to $19.7 million, or $0.11 per share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Revenue
Revenue increased by $34.4 million as a result of an 8% increase in average realized gold prices and the inclusion of full-year sales from Silvertip, which commenced commercial production in September 2018, partially offset by fewer silver (7%) ounces sold and a 2% decrease in average realized silver prices. The Company sold 272,118 gold ounces, 8.7 million silver ounces, 14.1 million zinc pounds and 12.3 million lead pounds compared to 271,217 gold ounces, 9.3 million silver ounces, 1.8 million zinc lead pounds and 1.2 million lead pounds in the prior year. Gold contributed 70% of sales, silver contributed 26%, zinc contributed 2% and lead contributed 2%, compared to 69% of sales from gold and 31% from silver.

The following table summarizes consolidated metal sales:

	Nine months ended September 30,		Increase	Percent
In thousands	2019	2018	(Decrease)	Change
Gold sales	$358,961	$330,713	$28,248	9%
Silver sales	136,658	148,615	(11,957)	(8)%
Zinc sales	10,284	1,673	8,611	515%
Lead sales	10,559	1,048	9,511	908%
Metal sales	$516,462	$482,049	$34,413	7%

Costs Applicable to Sales
Costs applicable to sales increased primarily due to higher sales volume at Kensington, the inclusion of sales from Silvertip, a $41.3 million write-down of inventory at Silvertip and higher unit costs at Palmarejo, Rochester and Wharf, primarily due to lower production. Full year 2019 unit costs are expected to remain within the guidance ranges disclosed in the 2018 10-K. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $39.3 million, or 43%, resulting from the inclusion of Silvertip and higher sales at Kensington.
Expenses
General and administrative expenses increased $2.7 million, or 11%, primarily due to higher compensation costs and higher legal fees.
Exploration expense decreased $5.9 million, or 28%, as a result of lower near-mine exploration costs at Palmarejo, Kensington and Silvertip as well as lower greenfields explorations expense in the United States and Mexico, partially offset by exploration expense at the Sterling and Crown project located in southern Nevada. The Company completed 239,266 (72,928 meters) of resource expansion drilling and 129,514 feet (39,476 meters) of resource infill drilling in the first nine months of 2019 compared to 298,488 feet (90,979 meters) of resource expansion drilling and 313,379 feet (95,518 meters) of resource infill drilling in the first nine months of 2018.
Pre-development, reclamation, and other expenses decreased $2.3 million, or 15%, stemming from a $3.4 million write-down of property, plant and equipment at Rochester in 2018.
Other Income and Expenses
The Company incurred a $1.3 million loss in connection with the exchange of $20 million in aggregate principal amount of its 2024 Senior Notes for approximately 4.5 million shares of common stock.
Fair value adjustments, net, increased to a gain of $8.2 million from a gain of $2.9 million as a result of favorable fair value adjustments and realized gains related to the Company’s equity investment in Metalla, which has an estimated fair value of $20.9 million at September 30, 2019.
Interest expense (net of capitalized interest of $1.6 million) increased to $19.3 million from $17.8 million, due to higher average debt levels related to finance leases.
Income and Mining Taxes
During the first nine months of 2019, the Company reported estimated income and mining tax benefit of approximately $14.0 million resulting in an effective tax rate of 15.6%. This compares to income tax expense of $19.5 million or an effective tax rate of 64.9% during the first nine months of 2018.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(21,914)	$(3,549)	$(45,397)	$(2,700)
Canada	(78,937)	18,462	(17,103)	6,476
Mexico	11,403	(938)	35,088	(23,055)
Other jurisdictions	(473)	11	(2,560)	(172)
	$(89,921)	$13,986	$(29,972)	$(19,451)
The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income (iv) foreign exchange rates and (v) mining taxes.. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $75.9 million, or $0.36 per share, compared to net loss of $49.4 million, or $0.27 per share. The decrease in net income from continuing operations was driven by higher operating costs which included a write-down of $41.3 million at Silvertip of metal inventory as a result of lower than expected production levels, partially offset by a favorable change in income and mining tax. Adjusted net loss was $51.3 million, or $0.24 per share, compared to $18.3 million, or $0.10 per share (see “Non-GAAP Financial Performance Measures”).
Net Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $5.1 million. In February 2019, the Company recorded an adjustment to the gain from the Manquiri Divestiture following the release of a liability associated with the Company’s post-closing indemnification obligations which were extinguished pursuant to the February Letter Agreement.
2019 Guidance Framework

The Company’s 2019 production and CAS guidance remains unchanged from its original guidance disclosed in the 2018 10-K.

Results of Continuing Operations
Palmarejo

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tons milled	442,464	300,116	1,269,178	1,004,082
Average gold grade (oz/t)	0.09	0.10	0.08	0.11
Average silver grade (oz/t)	4.88	6.26	4.76	6.69
Average recovery rate – Au	81.7%	88.8%	84.1%	86.3%
Average recovery rate – Ag	79.6%	82.2%	78.4%	83.8%
Gold ounces produced	31,779	27,885	83,230	91,483
Silver ounces produced	1,719,815	1,543,948	4,732,870	5,622,710
Gold ounces sold	32,731	29,830	88,152	91,925
Silver ounces sold	1,747,250	1,572,093	4,862,065	5,694,584
Costs applicable to sales per gold ounce(1)	$663	$614	$705	$536
Costs applicable to sales per silver ounce(1)	$8.99	$8.43	$9.25	$7.67
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Gold and silver production increased 14% and 11%, respectively, resulting from higher mined tons from Guadalupe, Independencia and La Nación, which began production in the third quarter of 2019, partially offset by lower gold and silver grades and lower gold and silver recoveries. Metal sales were $71.3 million, or 36% of Coeur’s metal sales, compared with $55.5 million, or 37% of Coeur’s metal sales. Lower production and higher consumable costs resulted in an 8% and 7% increase in costs applicable to sales per gold and silver ounce, respectively. Amortization increased to $15.8 million due to higher ounces sold. Capital expenditures increased to $7.8 million from $4.7 million due to higher mining equipment expenditures and higher underground development expenditures at La Nación.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Gold and silver production decreased 9% and 16%, respectively, resulting from lower gold and silver grades and lower gold and silver recoveries, partially offset by higher mined tons from Guadalupe, Independencia and La Nación. Metal sales were $183.9 million, or 36% of Coeur’s metal sales, compared with $196.2 million, or 41% of Coeur’s metal sales. Lower production and higher consumable costs resulted in a 32% and 21% increase in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $44.6 million primarily due to lower ounces sold. Capital expenditures remained comparable at $24.1 million and focused on mining equipment expenditures and underground development.
Rochester

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tons placed	2,516,353	4,061,082	7,970,199	12,495,241
Average gold grade (oz/t)	0.004	0.004	0.003	0.004
Average silver grade (oz/t)	0.43	0.52	0.45	0.53
Gold ounces produced	7,901	14,702	24,766	38,462
Silver ounces produced	982,455	1,289,640	2,913,033	3,571,740
Gold ounces sold	7,651	14,257	24,804	37,450
Silver ounces sold	951,043	1,248,164	2,913,130	3,464,663
Costs applicable to sales per gold ounce(1)	$1,487	$927	$1,268	$937
Costs applicable to sales per silver ounce(1)	$17.21	$11.48	$14.91	$11.89
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Gold and silver production decreased 46% and 24%, respectively, due to reduced placement rates caused by the planned commissioning of the new crusher configuration and lower silver grades. Metal sales were $27.5 million, or 14% of Coeur’s metal sales, compared with $35.5 million, or 24% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 60% and 50%, respectively, due to a one-time charge associated with the operation’s power costs, lower production and planned mining equipment maintenance, partially offset by lower crushing costs. Amortization decreased to $4.3 million due to lower ounces sold. Capital expenditures increased to $10.2 million from $3.6 million due to the commissioning of the new crushing circuit, including the HPGR unit and Plan of Operations Amendment 11 (“POA 11”) capital expenditures.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Gold and silver production decreased 36% and 18%, respectively, due to reduced placement rates caused by adverse weather conditions in the beginning of the year, the planned commissioning of the new crusher configuration and lower gold and silver grades. Metal sales were $79.3 million, or 15% of Coeur’s metal sales, compared with $102.7 million, or 21% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 35% and 25%, respectively, due to a one-time charge associated with the operation’s power costs, lower production and planned mining equipment maintenance, partially offset by lower crushing costs. Capital expenditures increased to $17.7 million from $6.9 million due to the commissioning of the new crushing circuit, including the HPGR unit and POA 11 capital expenditures.

Kensington

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tons milled	166,475	163,603	491,317	491,060
Average gold grade (oz/t)	0.22	0.17	0.22	0.17
Average recovery rate	93.2%	91.8%	92.2%	92.8%
Gold ounces produced	34,156	25,515	98,178	77,149
Gold ounces sold	35,452	25,648	101,202	81,576
Costs applicable to sales per gold ounce(1)	$833	$1,101	$898	$1,117

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Gold production increased 34% due to higher ore feed from the high-grade Jualin deposit. The ore feed from the high-grade Jualin deposit combined with lower outside services led to a 24% decrease in costs applicable to sales per gold ounce. Metal sales were $52.6 million, or 26% of Coeur’s metal sales, compared to $29.8 million, or 20% of Coeur’s metal sales. Amortization increased to $13.6 million due to significantly higher ounces sold. Capital expenditures decreased to $4.9 million from $12.0 million due to lower underground development at Kensington and Raven, resource expansion drilling and mining equipment expenditures.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Gold production increased 27% due to higher ore feed from the high-grade Jualin deposit. The ore feed from the high-grade Jualin deposit combined with lower outside services led to a 20% decrease in costs applicable to sales per gold ounce. Metal sales were $138.1 million, or 27% of Coeur’s metal sales, compared to $101.8 million, or 21% of Coeur’s metal sales. Amortization increased to $37.8 million from $20.1 million due to significantly higher ounces sold. Capital expenditures decreased to $19.2 million from $34.0 million due to lower underground development at Kensington and Raven, resource expansion drilling and mining equipment expenditures.
Wharf

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tons placed	1,503,021	1,127,391	3,512,966	3,279,606
Average gold grade (oz/t)	0.027	0.023	0.024	0.023
Gold ounces produced	25,946	19,437	58,528	59,880
Silver ounces produced	17,975	12,553	43,838	37,700
Gold ounces sold	24,573	19,874	57,960	60,266
Silver ounces sold	16,612	12,425	43,028	37,152
Costs applicable to sales per gold ounce(1)	$887	$896	$936	$862

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Gold production increased 33% largely driven by favorable weather conditions, higher grades and strong crusher performance. Metal sales were $36.7 million, or 18% of Coeur’s metal sales, compared to $24.0 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold ounce remained comparable. Amortization increased to $3.3 million due to higher ounces sold. Capital expenditures were $0.8 million.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Gold production decreased 2% as higher grade was more than offset by the impact of inclement weather, which diluted leach pad solutions, as well as lower crusher throughput during the first half of 2019. Metal sales were $81.0 million, or 16% of Coeur’s metal sales, compared to $77.3 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 9% due to lower production and higher outside services and processing costs. Amortization decreased to $8.2 million due to lower ounces sold. Capital expenditures decreased to $1.4 million due to lower resource conversion drilling.

Silvertip

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tons milled	53,145	10,652	174,885	10,652
Average silver grade (oz/t)	7.54	6.66	6.80	6.66
Average zinc grade (%)	7.6%	8.0%	7.0%	8.0%
Average lead grade (%)	5.4%	4.3%	4.8%	4.3%
Average recovery rate – Ag	74.8%	56.3%	74.2%	56.3%
Average recovery rate – Zn	51.7%	64.5%	54.1%	64.5%
Average recovery rate – Pb	78.4%	45.1%	74.8%	45.1%
Silver ounces produced	299,624	39,976	882,055	39,976
Zinc pounds produced	4,197,110	1,099,408	13,237,837	1,099,408
Lead pounds produced	4,477,653	413,285	12,534,228	413,285
Silver ounces sold	289,910	98,831	869,972	98,831
Zinc pounds sold	4,076,390	1,772,023	14,101,967	1,772,023
Lead pounds sold	4,330,862	1,230,266	12,264,343	1,230,266
Costs applicable to sales per silver ounce(1)	$32.92	$40.85	$29.09	$40.85
Costs applicable to sales per zinc pound(1)	$1.74	$2.67	$2.24	$2.67
Costs applicable to sales per lead ounce(1)	$1.74	$2.25	$1.62	$2.25

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
In September 2018, Silvertip commenced commercial production. Metal sales were $11.3 million, or 6% of Coeur’s metal sales. Costs applicable to sales per ounce were impacted by a $14.0 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates. Amortization was $8.3 million. Capital expenditures decreased to $6.4 million from $17.9 million due to pre-production capitalization and construction of the 220-person camp in 2018 and lower resource conversion drilling in 2019.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Metal sales were $34.2 million, or 7% of Coeur’s metal sales. Costs applicable to sales per ounce were impacted by a $41.3 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates. Amortization was $26.6 million. Capital expenditures decreased to $15.5 million from $55.6 million due to pre-production capitalization and construction of the 220-person camp in 2018 and lower underground development and resource conversion drilling in 2019.

Liquidity and Capital Resources
At September 30, 2019, the Company had $67.7 million of cash, cash equivalents and restricted cash and $250.0 million available under the RCF. Cash and cash equivalents decreased $49.8 million in the nine months ended September 30, 2019, primarily due to the Company’s debt reduction efforts including the repayment of the outstanding RCF balance, higher Silvertip operating costs and mining tax payments at Palmarejo, partially offset by lower capital expenditures, net proceeds of $122.7 million from the sale of 30.9 million shares in the Offerings of its common stock and strong operational results from Palmarejo, Kensington and Wharf.
Cash Provided by (Used in) Operating Activities from Continuing Operations
Net cash provided by operating activities for the three months ended September 30, 2019 was $42.0 million, compared to net cash provided by operating activities for the three months ended September 30, 2018 of $5.8 million. Net cash provided by operating activities for the nine months ended September 30, 2019 was $52.6 million, compared to $20.0 million for the nine months ended September 30, 2018. Adjusted EBITDA from continuing operations for the three months ended September 30, 2019 was $61.0 million, compared to $24.7 million for the three months ended September 30, 2018. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2019 was $114.9 million, compared to $121.4 million for the nine months ended September 30, 2018 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2019	2018	2019	2018
Cash flow before changes in operating assets and liabilities	$30,976	$12,933	$76,617	$87,869
Changes in operating assets and liabilities:
Receivables	(3,350)	(5,930)	(20,709)	(16,509)
Prepaid expenses and other	1,375	1,377	(2,143)	3,868
Inventories	(9,389)	(8,156)	(42,601)	(19,630)
Accounts payable and accrued liabilities	22,384	5,565	41,421	(35,562)
Cash provided by (used in) continuing operating activities	$41,996	$5,789	$52,585	$20,036
Net cash provided by operating activities increased $36.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due higher sales of gold and silver (12% and 3%, respectively) at higher average realized prices for gold and silver (23% and 17%, respectively) and timing of payments for payables, partially offset by lower than anticipated production at Silvertip that resulted in a $14.0 million write-down of metals inventory and the delivery of $14.7 million of gold concentrate from Kensington applied to the $25.0 million deferred revenue received in the second quarter of 2019 under the Amended Sales Contract. Revenue for the three months ended September 30, 2019 increased $50.7 million, of which $30.2 million was due to higher average realized gold and silver prices and $20.5 million was due to higher volume of sales.
Net cash provided by operating activities increased $32.5 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an 8% increase in gold average realized prices, timing of payments for payables, the receipt of prepayment for deliveries of concentrate from Kensington of $10.6 million under the Amended Sales Contract and income and mining taxes payments at Palmarejo in 2018. Revenue for the nine months ended September 30, 2019 increased $34.5 million, of which $24.3 million was due to higher average realized prices and $10.1 million was due to higher volume of sales.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended September 30, 2019 was $29.7 million compared to $24.1 million in the three months ended September 30, 2018. Cash used in investing activities increased primarily due to the proceeds of $15.0 million under the Manquiri Notes Receivable in 2018, partially offset by lower capital expenditures. The Company had capital expenditures of $30.7 million in the three months ended September 30, 2019 compared with $39.5 million in the three months ended September 30, 2018. Capital expenditures in the three months ended September 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo, POA 11 and the new crushing circuit, including the HPGR unit at Rochester. Capital expenditures in the three months ended September 30, 2018 were primarily related to pre-production capital spending and the new 220-person camp at Silvertip, mining equipment at Kensington and underground development at Silvertip, Palmarejo and Kensington.

Net cash used in investing activities in the nine months ended September 30, 2019 was $66.7 million compared to $95.2 million in the nine months ended September 30, 2018. Cash used in investing activities increased primarily due to the proceeds of $15.0 million under the Manquiri Notes Receivable in 2018 and lower capital expenditures. The Company had capital expenditures of $78.9 million in the nine months ended September 30, 2019 compared with $123.0 million in the nine months ended September 30, 2018. Capital expenditures in the nine months ended September 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo , POA 11 and the new crushing circuit, including the HPGR unit at Rochester. Capital expenditures in the nine months ended September 30, 2018 were primarily related to pre-production capital spending and the new 220-person camp at Silvertip, mining equipment at Kensington and underground development at Silvertip, Palmarejo and Kensington.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities in the three months ended September 30, 2019 increased to $16.3 million compared to net cash used in financing activities of $0.6 million in the three months ended September 30, 2018. During the three months ended September 30, 2019, received net proceeds of approximately $73.8 million from the sale of 14.2 million shares of its common stock in the Second Offering at an average price of $5.27 per share, partially offset by the repayment $53.0 million, net, of outstanding amounts under the RCF. During the three months ended September 30, 2018, the Company drew $5.0 million, net, from the RCF. As of September 30, 2019, there were no outstanding amounts under the RCF.
Net cash used in financing activities in the nine months ended September 30, 2019 increased to $36.3 million compared to $13.3 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company repaid $135.0 million, net, of outstanding amounts under the RCF and received net proceeds of approximately $122.7 million from the sale of 30.9 million shares of its common stock in the Offerings. During the nine months ended September 30, 2018, the Company drew $20.0 million, net, from the RCF to repay Silvertip’s debt obligation and to finance working capital and general corporate purposes.
In April and August of 2019 the Company, as borrower, certain subsidiaries of the Company, as guarantors, the Agent and the RCF Lenders entered into the Amendments to, among other items, modify the financial covenants to provide greater flexibility in 2019.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2019	2018	2019	2018
Net income (loss)	$(14,277)	$(53,044)	$(70,242)	$(48,873)
(Income) loss from discontinued operations, net of tax	—	—	(5,693)	(550)
Fair value adjustments, net	(4,377)	(715)	(8,201)	(2,907)
Silvertip inventory write-down	13,966	8,746	41,285	8,746
(Gain) loss on sale of assets and securities	100	28	120	(317)
Loss on debt extinguishment	1,282	—	1,282	—
Mexico inflation adjustment	—	—	—	(1,939)
Transaction costs	—	1,049	—	1,049
Interest income on notes receivables	—	(628)	(198)	(1,450)
Manquiri sale consideration write-down	—	18,599	—	18,599
Rochester In-Pit crusher write-down	—	3,441	—	3,441
Receivable write-down	1,040	—	1,040	—
Foreign exchange loss (gain)	2,022	6,062	4,167	9,141
Tax effect of adjustments(1)	(5,096)	(3,191)	(14,843)	(3,191)
Adjusted net income (loss)	$(5,340)	$(19,653)	$(51,283)	$(18,251)

Adjusted net income (loss) per share - Basic	$(0.02)	$(0.11)	$(0.24)	$(0.10)
Adjusted net income (loss) per share - Diluted	$(0.02)	$(0.11)	$(0.24)	$(0.10)
(1) For the three months ended September 30, 2019, tax effect of adjustments of $5.1 million (42%) is primarily related to the write-down of Silvertip inventory. For the three months ended September 30, 2018, tax effect of adjustments of $3.2 million (10%) is primarily related to the write-down of Silvertip inventory.
(2) For the nine months ended September 30, 2019, tax effect of adjustments of $14.8 million (42%) is primarily related to the write-down of Silvertip inventory. For the nine months ended September 30, 2018, tax effect of adjustments of $3.2 million (13%) is primarily related to the write-down of Silvertip inventory.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2019	2018	2019	2018
Net income (loss)	$(14,277)	$(53,044)	$(70,242)	$(48,873)
(Income) loss from discontinued operations, net of tax	—	—	(5,693)	(550)
Interest expense, net of capitalized interest	5,980	5,818	19,259	17,801
Income tax provision (benefit)	218	3,785	(13,986)	19,451
Amortization	45,678	31,184	130,758	91,420
EBITDA	37,599	(12,257)	60,096	79,249
Fair value adjustments, net	(4,377)	(715)	(8,201)	(2,907)
Silvertip inventory write-down	13,966	8,746	41,285	8,746
Foreign exchange (gain) loss	2,945	3,104	4,078	7,083
(Gain) loss on sale of assets and securities	100	28	120	(317)
Loss on debt extinguishment	1,282	—	1,282	—
Mexico inflation adjustment	—	—	—	(1,939)
Transaction costs	—	1,049	—	1,049
Interest income on notes receivables	—	(628)	(198)	(1,450)
Manquiri sale consideration write-down	—	18,599	—	18,599
Rochester In-Pit crusher write-down	—	3,441	—	3,441
Receivable write-down	1,040	—	1,040	—
Asset retirement obligation accretion	3,080	2,883	9,030	8,369
Inventory adjustments and write-downs	5,371	421	6,386	1,474
Adjusted EBITDA	$61,006	$24,671	$114,918	$121,397
Free Cash Flow
Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By (used in) Operating Activities of Continuing Operations less Capital expenditures from continuing operations as presented on the Condensed Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities of Continuing Operations, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Cash flow from continuing operations	$41,996	$5,789	$52,585	$20,036
Capital expenditures from continuing operations	30,678	39,472	78,865	122,982
Free cash flow	$11,318	$(33,683)	$(26,280)	(102,946)

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

Three Months Ended September 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$53,237	$31,999	$43,085	$25,385	$32,457	$186,163
Amortization	(15,840)	(4,250)	(13,552)	(3,301)	(8,268)	(45,211)
Costs applicable to sales	$37,397	$27,749	$29,533	$22,084	$24,189	$140,952

Metal Sales
Gold ounces	32,731	7,651	35,452	24,573		100,407
Silver ounces	1,747,250	951,043		16,612	289,910	3,004,815
Zinc pounds					4,076,390	4,076,390
Lead pounds					4,330,862	4,330,862

Costs applicable to sales
Gold ($/oz)	$663	$1,487	$833	$887
Silver ($/oz)	$8.99	$17.21			$32.92
Zinc ($/lb)					$1.74
Lead ($/lb)					$1.74

Three Months Ended September 30, 2018

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$46,348	$32,842	$35,153	$20,857	$12,608	$147,808
Amortization	(14,794)	(5,294)	(6,912)	(2,878)	(1,073)	(30,951)
Costs applicable to sales	$31,554	$27,548	$28,241	$17,979	$11,535	$116,857

Metal Sales
Gold ounces	29,830	14,257	25,648	19,874		89,609
Silver ounces	1,572,093	1,248,164		12,425	98,831	2,931,513
Zinc pounds					1,772,023	1,772,023
Lead pounds					1,230,266	1,230,266

Costs applicable to sales
Gold ($/oz)	$614	$927	$1,101	$896
Silver ($/oz)	$8.43	$11.48			$40.85
Zinc ($/lb)					$2.67
Lead ($/lb)					$2.25

Nine Months Ended September 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$151,717	$87,146	$128,657	$63,149	$103,306	$533,975
Amortization	(44,580)	(12,250)	(37,816)	(8,207)	(26,572)	(129,425)
Costs applicable to sales	$107,137	$74,896	$90,841	$54,942	$76,734	$404,550

Metal Sales
Gold ounces	88,152	24,804	101,202	57,960		272,118
Silver ounces	4,862,065	2,913,130		43,028	869,972	8,688,195
Zinc pounds					14,101,967	14,101,967
Lead pounds					12,264,343	12,264,343

Costs applicable to sales
Gold ($/oz)	$705	$1,268	$898	$936
Silver ($/oz)	$9.25	$14.91			$29.09
Zinc ($/lb)					$2.24
Lead ($/lb)					$1.62

Nine Months Ended September 30, 2018

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$138,712	$91,222	$111,168	$61,434	$12,608	$415,144
Amortization	(45,752)	(14,918)	(20,070)	(8,888)	(1,073)	(90,701)
Costs applicable to sales	$92,960	$76,304	$91,098	$52,546	$11,535	$324,443

Metal Sales
Gold ounces	91,925	37,450	81,576	60,266		271,217
Silver ounces	5,694,584	3,464,663		37,152	98,831	9,295,230
Zinc pounds					1,772,023	1,772,023
Lead pounds					1,230,266	1,230,266

Costs applicable to sales
Gold ($/oz)	$536	$937	$1,117	$862
Silver ($/oz)	$7.67	$11.89			$40.85
Zinc ($/lb)					$2.67
Lead ($/lb)					$2.25

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, development efforts, estimated production, costs, capital expenditures, the impact of the new crushing circuit at Rochester, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in the “Risk Factors” section of the 2018 10-K and the risks set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of gold, silver, zinc and lead reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii)  the loss of access to any third-party smelter to whom the Company markets silver and gold, (ix) the effects of environmental and other governmental regulations, (x) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xi) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 159,000 ounces of gold at September 30, 2019 that settle monthly through August 2020. The weighted average strike prices on the put and call contracts are $1,407 and $1,801 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At September 30, 2019, the value of the put and call zero cost collars contracts was a net asset of $1.5 million. For the nine months ended September 30, 2019, the Company had not recognized any amount of gain or loss related to outstanding options in Revenue and the entire amount was included in accumulated other comprehensive income (loss). A 10% increase or decrease in the price of gold at September 30, 2019 would result in no gain and a gain of $7.5 million, respectively. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at December 31, 2018 that settled in January 2019.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in gold, silver, zinc and lead prices resulted in provisional pricing mark-to-market gain of $0.2 million and loss of $1.5 million in the three and nine months ended September 30, 2019, respectively.
At September 30, 2019, the Company had outstanding provisionally priced sales of 15,652 ounces of gold at an average price of $1,472, 0.6 million ounces of silver at an average price of $17.53, 13.5 million pounds of zinc at an average price of $1.07 and 8.2 million pounds of lead at an average price of $0.93. A 10% change in realized gold, silver, zinc and lead prices would cause revenue to vary by $5.5 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at September 30, 2019.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had outstanding interest rate swaps whereby the Company receives a variable rate in exchange for a floating rate at September 30, 2019 with a contractual term through December 31, 2019. Subsequent to the end of the period covered by this Report, the Company early-settled this interest rate swap derivative instrument to reflect the Company’s reduced interest rate risk exposure.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.         Other Information
None.

Item 6.        Exhibits

10.1
Third Amendment to Credit Agreement, dated August 6, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q on August 7, 2019 (File No. 001-08641)).

10.2
Equity Distribution Agreement, dated as of August 12, 2019, among Coeur Mining, Inc., Citigroup Global Markets Inc. and BMO Capital Markets Corp. (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on August 12, 2019 (File No. 001-08641)).

31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
*    Management contract or compensatory plan or arrangement.
**    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 4, 2019	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	November 4, 2019	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 4, 2019	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)