Form 10-K
period 2019-12-31
Coeur Mining, Inc.
filed 2020-02-19
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8641
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)

Delaware		82-0109423
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
104 S. Michigan Ave.	Suite 900	60603
Chicago	IL	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (312) 489-5800
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	CDE	New York Stock Exchange

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
$949,297,887
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 17, 2020, 243,074,353 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.	Business
INTRODUCTION
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”) is a gold and silver producer, as well as a zinc and lead producer through operations at Silvertip (as defined below), with mines located in the United States, Canada, Mexico, and exploration projects in North America.
Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d’Alene Mines Corporation. On May 16, 2013, Coeur changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc.
OVERVIEW OF MINING PROPERTIES AND INTERESTS
The Company’s operating properties and interests are described below:

•
Coeur owns 100% of Coeur Mexicana S.A. de C.V. (“Coeur Mexicana”), which has operated the Palmarejo complex in the State of Chihuahua in Northern Mexico since 2009. The processing facility at the Palmarejo complex is fed by the Guadalupe, Independencia and La Nacion underground mines. The Company also has several exploration targets at the Palmarejo complex. The Palmarejo complex produced 111,932 ounces of gold and 6.8 million ounces of silver in 2019. Proven and probable reserves at the Palmarejo complex totaled 693,000 ounces of gold and 50.5 million ounces of silver as of December 31, 2019.

•
Coeur owns 100% of Coeur Rochester, Inc. (“Coeur Rochester”), which has operated the Rochester mine, an open-pit silver and gold mine located in northwestern Nevada, since 1986. Coeur Rochester also owns the Lincoln Hill and related assets adjacent to its Rochester mine. The Rochester mine produced 35,400 ounces of gold and 3.8 million ounces of silver in 2019. Proven and probable reserves at the Rochester mine totaled 737,000 ounces of gold and 117.5 million ounces of silver as of December 31, 2019.

•
Coeur owns 100% of Coeur Alaska, Inc. (“Coeur Alaska”), which has operated the Kensington mine, an underground gold mine located north of Juneau, Alaska since 2010. The Kensington mine produced a total of 127,914 ounces of gold in 2019. Proven and probable reserves at the Kensington mine totaled 366,000 ounces of gold as of December 31, 2019.

•
Coeur owns 100% of Wharf Resources (U.S.A.), Inc. (“Wharf”), which operates the Wharf mine, an open-pit gold mine located in the Black Hills mining district of South Dakota near Lead, South Dakota. Coeur acquired Wharf in February 2015. The Wharf mine produced 84,172 ounces of gold in 2019. Proven and probable reserves at the Wharf mine totaled 768,000 ounces of gold as of December 31, 2019.

•
Coeur owns 100% of Coeur Silvertip Holdings Ltd. (“Silvertip”), which operates the underground Silvertip silver-zinc-lead mine located in northern British Columbia, Canada. Coeur acquired Silvertip in October 2017 and commenced commercial production in September 2018. In 2019, the Silvertip mine produced a total of 1.2 million ounces of silver, 17.1 million pounds of zinc and 16.6 million pounds of lead. Proven and probable reserves at the Silvertip mine totaled 15.0 million ounces of silver, 295.4 million pounds of zinc and 196.5 million pounds of lead as of December 31, 2019. Subsequent to the end of the period covered by this Report, the Company made the decision to temporarily suspend mining and processing activities as a result of further deterioration in zinc and lead market conditions as well as processing facility-related challenges. The Company plans to (i) double its exploration investment in 2020 to potentially further expand the mineralized material and extend the mine life, and (ii) pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow

•
Coeur owns 100% of Coeur Sterling, Inc. whose principal asset is the Sterling gold project and the Crown Block of deposits consisting of the Daisy, Secret Pass and SNA historic mineralized material located in the Walker Lane trend in Nevada (the “Sterling Project”).

•
Coeur owns 100% of Coeur La Preciosa Silver Corp. which owns the mining concessions of the La Preciosa project, which is a silver-gold exploration project in the State of Durango, Mexico (“La Preciosa”).

•	Coeur has made strategic equity investments in other early-stage precious metals companies.

GOLD, SILVER, ZINC, AND LEAD PRICES
The Company’s operating results are substantially dependent upon the market prices of gold and silver, and zinc and lead following the Silvertip acquisition, which fluctuate widely. The volatility of such prices is illustrated in the following table, which sets forth the high, low and average prices of each metal published by the London Bullion Market Association (“LBMA”) for silver and gold and the London Metal Exchange (“LME”) for zinc and lead:

	Year Ended December 31,
	2019			2018			2017
	High	Average	Low	High	Average	Low	High	Average	Low
Gold (per oz.)	$1,546	$1,393	$1,270	$1,355	$1,268	$1,178	$1,346	$1,257	$1,151
Silver (per oz.)	$19.31	$16.21	$14.38	$17.52	$15.71	$13.97	$18.56	$17.05	$15.22
Zinc (per lb.)	$1.37	$1.16	$1.00	$1.64	$1.33	$1.04	$1.53	$1.31	$1.10
Lead (per lb.)	$1.03	$0.91	$0.80	$1.22	$1.02	$0.85	$1.17	$1.05	$0.91
MARKETING
The Company’s mining operations produce gold and/or silver doré, and gold, zinc and lead concentrate. The Company uses a geographically diverse group of third-party refiners, smelters in the United States, Switzerland and Japan and third-party customers who may use various smelters in Asia and Europe for Silvertip and Kensington’s concentrate.
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had eight trading counterparties at December 31, 2019. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 68%, 77%, and 78% of total metal sales for the years ended December 31, 2019, 2018, and 2017, respectively. In November 2018, one of the refiners of the Company’s doré, Republic Metals Corp. (“RMC”), a U.S.-based precious metals refiner, filed for protection under Chapter 11 of the United States Bankruptcy Code. See Note 3 -- Segments and Note 5 -- Receivables in the notes to the Consolidated Financial Statements for additional detail.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip mine are sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip mines amounted to approximately 32%, 23%, and 22% of total metal sales for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not materially adversely affect the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
HEDGING ACTIVITIES
The Company’s strategy is to provide stockholders with exposure to gold, silver, zinc and lead prices by selling gold, silver, zinc and lead production at market prices. The Company may enter into short-term derivative contracts to protect the selling price for certain anticipated gold, silver, zinc and lead production and to manage risks associated with interest rates and foreign currencies. For additional information see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 17 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements for additional detail.
GOVERNMENT REGULATION
General
The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, closure, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.

Environmental Laws
Our mining operations are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, development, production and post-closure reclamation. Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. With respect to our operations in the United States, the Company is subject to federal and state laws and regulations, including the Clean Water Act, Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the U.S. Resource Conservation and Recovery Act (“RCRA”), the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act and related regulations and state law equivalents. Our operations in Canada and Mexico are subject to similar laws for the protection of the environment, including the Environmental Management Act, the Mines Act and the Greenhouse Gas Industrial Reporting and Control Act in Canada, and regulations promulgated by the Secretaría del Medio Ambiente y Recursos Naturales (Ministry of Environment and Natural Resources) and the Comisión Nacional del Agua and the National Water Commission in Mexico. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon the Company and its results of operations.
Certain mining wastes from extraction and beneficiation of minerals would be considered hazardous waste under RCRA and state law equivalents, but are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste. If the Company’s mine wastes were treated as hazardous waste under RCRA or such wastes resulted in operations being designated as “Superfund” sites under CERCLA or state law equivalents for cleanup, material expenditures could be required for the construction of additional waste disposal facilities, for other remediation expenditures, or for natural resource damages. Under CERCLA, any present or past owners or operators of a Superfund site generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owners or operators may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial.
The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon the Company and its results of operations.
Estimated future reclamation costs are based primarily on legal and regulatory requirements. At December 31, 2019, $134.4 million was accrued for reclamation costs relating to currently developed and producing properties. The Company is also involved in several matters concerning environmental obligations associated with former mining activities. Based upon the Company’s best estimate of its liabilities for these items, $1.9 million was accrued as of December 31, 2019. These amounts are included in Reclamation on the Consolidated Balance Sheet. As of December 31, 2019 and 2018, we had surety bonds totaling $215.6 million and $216.3 million in place as financial support for future reclamation and closure costs, respectively. See Note 21 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements for additional detail.
Environmental Permitting
The Rochester, Kensington and Wharf mines and Sterling Project are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex and the La Preciosa exploration project are located, and Canada, where the Silvertip mine is located, have all adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. The Company has received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Rochester, Kensington, Wharf and Silvertip mines, and has received all permits necessary for the exploration activities currently being conducted at its other properties. The Company is in the process of amending existing permits at its Rochester and Kensington mines and the Sterling Project to support future planned activities. For additional information regarding permitting risks, please see the section titled “Risk Factors” included in Item 1A.

Maintenance of Claims
United States
A portion of the Company’s U.S. mining properties consists of unpatented mining claims on federal lands, which the Company holds pursuant to the Mining Law of 1872, as amended (the “Mining Law”). Legislation has been introduced regularly in the U.S. Congress over the last decade to change the Mining Law and it is possible that the Mining Law may be amended or replaced by less favorable legislation in the future. Previously proposed legislation contained a production royalty obligation, new environmental standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting. The ultimate content of future proposed legislation, if enacted, is uncertain. In addition, the U.S. Forest Service and the U.S. Bureau of Land Management (“BLM”) have considered revising regulations governing operations under the Mining Law on federal lands they administer, which, if implemented, may result in additional procedures and environmental conditions and standards on those lands. The majority of the Company’s operations, which are either outside of the United States or on private patented lands would be unaffected by potential legislation.
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
At mining properties in the United States, including the Rochester, Kensington, Wharf mines and the Sterling Project, operations are conducted upon both patented and unpatented mining claims. Pursuant to applicable federal law, it is necessary to pay to the Secretary of the Interior, on or before September 1st of each year, a claim maintenance fee of $165 per unpatented federal claim. This claim maintenance fee is in lieu of the assessment work requirement contained in applicable mining laws. In addition, Nevada and South Dakota holders of unpatented federal mining claims are required to pay the county recorder of the county in which the claim is situated a de minimis annual fee per claim. In Alaska, the Company is required to pay a variable, annual rental fee for State claims and a State upland mining lease based on the age of the claim or claims converted to the upland mining lease. Annual labor must also be performed on the claim or an annual payment in lieu of annual labor must be paid to the State of Alaska for State claims and upland mining leases. No maintenance fees are payable for federal patented claims. Patented claims are similar to land held by an owner who is entitled to the entire interest in the property with unconditional power of disposition and are subject to local ad valorem property taxes.
Mexico
In order to carry out mining activities in Mexico, the Company is required to obtain a mining concession from the General Bureau of Mining, a part of the Ministry of Economy of the Mexican Federal Government, or be assigned previously granted concession rights, and both must be recorded with the Public Registry of Mining. In addition, mining works may have to be authorized by other authorities when performed in certain areas, including ejidos (communal owners of land recognized by the federal laws in Mexico), villages, dams, channels, general communications ways, submarine shelves of islands, islets and reefs, marine beds and subsoil and federal maritime-terrestrial zones. Reports have to be filed with the General Bureau of Mining in May of each year, evidencing previous calendar year mining investment and works. Annual reports, detailing technical and statistical information and production results, must be submitted during the first 30 business days of the following year for each concession or group of concessions bearing production and all concessions over six years of age. Bi-annual mining duties are payable in January and July of each year and, based on amount of surface of each mining concession, holders of mining concessions must also pay annually and no later than the last business day of March a special mining fee based on 7.5% of the income before interest and certain other permitted deductions derived from the transfer or sale of minerals, plus 0.5% of gross revenues from sales of gold, silver and platinum. Failure to pay any of these duties and submit the required reports could lead to cancellation of the concessions. Upon expiration or cancellation of the concession, certain obligations remain, such as filing technical reports and ground support.
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
EMPLOYEES
The number of full-time employees of the Company at December 31, 2019 was:

Palmarejo Complex	876
Rochester Mine	276
Kensington Mine	383
Wharf Mine	218
Silvertip Mine	309
Sterling Project	9
U.S. Corporate and Other	84
Total	2,155
BUSINESS STRATEGY AND COMPETITIVE STRENGTHS
The Company’s business strategy is to discover, develop and operate a balanced portfolio of high-quality precious metals assets currently in North America. The Company strives to Protect its People, Places and Planet; Develop Quality Resources, Growth and Plans; and Deliver Impactful Results through Teamwork.
Key components of the Company’s strategy include;

•	Geographical focus on North America;

•	Concentrate on discovering, developing, and operating a balanced portfolio of precious metal assets;

•	Disciplined capital allocation including portfolio optimization and prioritizing near mine growth opportunities;

•	Bolstering a high-performing, healthy organization and culture;

•	Achieving an investable level of scale and relevance through its unique portfolio of operating and growth assets;

•	Delivering low cost production;

•	Maintaining balance sheet flexibility to provide financial flexibility through cycles and inherent volatility;

•	Engaging in leading Environmental, Social and Governance (“ESG”) programs, priorities and initiatives;

•	Maintaining peer leading levels of trading liquidity; and

•	Promoting the highest level of employee health and safety.

Management believes the following strengths provide the Company with significant competitive advantages:
Strong track record of developing and operating mines
The Company has successfully acquired, developed, and operated a portfolio of operating mines since its founding in 1928. In 2019, we had production from continuing operations of 359,418 ounces of gold, 11.7 million ounces of silver, 17.1 million pounds of zinc and 16.6 million pounds of lead,
Gold Production                      Silver Production
(Continuing Operations)                     (Continuing Operations)

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

The Company’s metal sales breakdown by operating mine in continuing operations and metal is set out below:
2019 Gold Sales by Mine (ounces)          2019 Silver Sales by Mine (millions of ounces)
The Company also sold 18.2 million pounds of zinc and 16.5 million pounds of lead produced at Silvertip in 2019.
    Experienced management team and Board of Directors
The Company has built a high-caliber management team of devoted professionals with extensive mining industry expertise. President and Chief Executive Officer, Mitchell Krebs, Senior Vice President and Chief Financial Officer, Thomas Whelan, Senior Vice President, Exploration, Hans Rasmussen and Senior Vice President, Operations, Terry Smith, each has significant experience in the mining industry. Senior Vice President, General Counsel and Secretary, Casey Nault helps drive leading ESG practices. Senior Vice President, Human Resources, Emilie Schouten, working closely with the Chief Executive Officer, helps drive the strategy of having a high performing organization and culture. The board of directors also brings diverse industry backgrounds and a depth of professional experience to the Company.
Reserve replenishment and resource growth
The Company has spent significant capital in developing or expanding its five 100%-owned operating mines that are considered continuing operations. The Company has been able to successfully maintain the proven and probable reserves at its mines through its exploration efforts.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including anticipated mineral reserve and mineralized material estimates, exploration efforts and expenditures, drilling, development, expansion initiatives at the Rochester, Kensington and Silvertip mines, development of the Sterling and Lincoln Hill projects, expectations for receiving permits, mill expansion and exploration plans and expectations for Silvertip, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, risk management strategies, operational excellence, cost reduction initiatives, capital discipline and business strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause Coeur’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, (ii) the risk that anticipated production, cost and expense levels are not attained, (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iv) changes in the market prices of gold, silver, zinc and lead and treatment and refining charges of gold, silver, zinc and lead, and a sustained lower price or higher treatment and refining charge environment or the impact to , (v) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (vi) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vii) the uncertainties inherent in the estimation of gold, silver, zinc and lead mineral reserves and mineralized material, (viii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (ix) the loss of access to or insolvency of any third-party smelter to whom the Company markets its production, (x) the effects of environmental and other governmental regulations and government shut-downs, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

AVAILABLE INFORMATION
Coeur makes available, on its website (http://www.coeur.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to its common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the SEC (and which are also available at http://www.sec.gov). Copies of Coeur’s Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation and Leadership Development, Executive, Nominating and Corporate Governance, and Environmental, Health, Safety, and Corporate Responsibility Committees) and its Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, among others, are also available on the Company’s website. Information contained on the Company’s website is not a part of this report.

Item 1A.	Risk Factors
RISKS RELATED TO OUR INDUSTRY
The Company’s results of operations, cash flows and operating costs are highly dependent upon the market prices of gold, silver, zinc and lead, and of key input commodities used in our business, which are volatile and beyond the Company’s control.
Gold, silver, zinc and lead are actively traded commodities, and their prices are volatile. During the twelve months ended December 31, 2019, the high and low price for each commodity are set forth in the following table:

Metal	Low Price for 2019	Date	High Price for 2019	Date
Gold (per ounce)	$1,269.50	April 23, 2019	$1,546.10	September 4, 2019
Silver (per ounce)	$14.38	May 29, 2019	$19.31	September 4, 2019
Zinc (per pound)	$1.00	September 3, 2019	$1.37	April 1, 2019
Lead (per pound)	$0.80	May 14, 2019	$1.03	October 29, 2019
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
Because the Company derives a significant portion of its revenues from sales of gold, silver, zinc and lead, its results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices and, to a lesser extent, zinc and lead prices, would materially and adversely affect the Company’s results of operations and cash flows. In response to lower metal price and/or higher treatment and refining charge environments, the Company may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. These types of initiatives may not sufficiently offset reductions in revenues, and the Company may continue to incur losses associated with sustained lower metals prices.
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

A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on results of operations.
The Company relies on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold, silver, zinc and lead concentrate produced by the Company’s mines. Access to refiners and smelters on economical terms is critical to the Company’s ability to sell its products to buyers and generate revenues. The Company has existing agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and the Company believes it currently has contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact the Company’s operations or its ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave the Company with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact refiners, smelters or other third parties with whom the Company has contractual arrangements or have an indirect effect on the Company's ability to obtain refining, smelting or other third party services. In early 2020, the Coronavirus outbreak has resulted in logistical constraints throughout China, including limiting zinc and lead smelting capacity. While the Company currently has no direct contractual arrangements with Chinese smelters, the reduced smelting capacity in China has increased competition for smelting services provided in other jurisdictions. This may lead to even higher global treatment charges for lead and zinc and/or the inability of the Company to find sufficient smelting capacity for its zinc or lead production on reasonable terms or at all.
Any delay or loss of access to refiners or smelters may significantly impact the Company’s ability to sell its doré and concentrate products and generate revenues. The Company cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.
In November 2018, one of the refiners of the Company's dore, RMC, filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company was able to divert shipments to alternative refiners following the bankruptcy filing, approximately 0.4 million ounces of the Company's silver and 6,500 ounces of the Company's gold were impacted by RMC's bankruptcy filing. In 2019, the Company entered into a partial settlement with RMC and certain other interested parties with respect to certain of its claims to this material; however, the Company did not recover the full value of the material, resulting in a write-down of the receivable balance in the Company’s Consolidated Financial Statements.
Refining charges and other fees charged by refiners and smelters may increase which may reduce the net revenues realized from production at our mines. For example, treatment charges for lead and zinc smelting have increased considerably since Coeur acquired the Silvertip mine in late 2017 due primarily to oversupply of lead and zinc, increasing costs and reducing the net proceeds from lead and zinc sales. The Silvertip mine is party to long-term lead and zinc concentrate sales agreements which provide discounts on lead and zinc treatment charges but require the Company to deliver all lead and zinc production to a single buyer until stated minimum quantities are met. Because most of the lead and all of the zinc produced by the Silvertip mine since the Company’s acquisition of Silvertip have not met minimum specifications for lead and zinc required under these long-term agreements, the Company has been exposed to market treatment charges which, in most cases, have been higher than the chargers applicable to the long-term agreements.
There are significant hazards associated with mining activities, some of which may not be fully covered by insurance.
The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions or machine failure, such as the failure of the secondary crusher in Rochester’s new crushing circuit in 2019, which impacted crushing rates. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability.
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

RISKS RELATED TO OUR OPERATIONS
The Company may be unable to successfully integrate and may not realize the expected benefits of recent or future acquisitions.
There can be no assurance that the anticipated benefits of recent acquisitions (including the Silvertip mine and the Sterling and Lincoln Hill projects) or any future acquisition, will be realized on the originally-anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon the Company’s ability to effectively manage the integration, performance and operations of entities or properties it acquires. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of Company resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip mine, acquired in late 2017, has been slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired.
In addition to the above, any acquisition would be accompanied by risks, including:

•
a significant change in macroeconomic conditions, including commodity prices, treatment and refining charges or stock prices after the Company has committed to complete the transaction and established the purchase price or exchange ratio;

•	additional debt incurred or issued to fund some or all of acquisition consideration (as was the case with Silvertip and Wharf), resulting in increased interest expense and other borrowing costs;

•	issuance of equity securities as acquisition consideration (which occurred in the Sterling, Lincoln Hill and Silvertip project acquisitions), resulting in dilution of existing Company stockholders;

•	a material ore body may prove to be below expectations;

•	processing facilities may not operate as well as anticipated, and may require significant maintenance, downtime and capital investment, such as the mill at Silvertip;

•
difficulties integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization

•	difficulties or loss of social license to operate resulting from failure of efforts to establish positive relationships and/or agreements with local communities or local indigenous people; and

•	the acquired business or assets may have unknown liabilities which may be significant.
The Company cannot predict the impact of future acquisitions on the price of its common stock or assure that it would be able to obtain necessary acquisition or development financing on acceptable terms or at all. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions or any future mine development, may negatively affect results of operations.
Finally, the Company’s systems, procedures and controls may be inadequate to support the expansion of our operations resulting from an acquisition or development of a new mine. The Company’s future operating results could be affected by the ability of its officers and key employees to manage changing business conditions and integrate an acquired business or new operation into Coeur. There may also be liabilities, such as environmental liabilities, or significant capital expenditures that the Company failed to discover or have underestimated in connection with any acquisition or development. Any such liabilities or capital expenditure requirements could have a material adverse effect on the Company’s business, financial condition or future prospects.
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
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations, including the Plan of Operations Amendment (“POA”) 11 and POA 1 (each, as defined below) planned expansions and future plans to develop the Sterling and Lincoln Hill projects. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks, including delays, extreme weather events, unexpected increases in the cost of required materials, and disputes with third party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
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
In addition, exploration projects, such as the Company’s La Preciosa, Sterling/Crown and Lincoln Hill projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, the Company’s financial condition, results of operations and cash flows may be negatively affected.
The Company’s future growth will depend upon its ability to expand existing mines and develop and start-up new mines, either through exploration at existing properties or by acquisition of other mining companies.
Because mines have limited lives based on proven and probable mineral reserves, the Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of new mining properties, such as the Silvertip mine, the Sterling/Crown project and the Lincoln Hill and related assets.
While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. In recent years, Palmarejo completed open pit mining and developed two new underground mining operations. At Rochester, a crushing circuit using high pressure grinding roll technology was commissioned in 2019 and planning and permitting is currently underway for a significant additional expansion, including the construction of two new leach pads, two new processing facilities and crushing systems (“POA 11”). At Kensington, the Company completed development and commenced commercial production from a new deposit in 2018 and is currently seeking to amend its operating permit to expand the operation to allow for mining activities for an additional 10 years (“POA 1”). The Company’s ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of the Company’s control, including, among others, availability of funding on acceptable terms and timing of receipt of permits and approvals from regulatory authorities. The Company cannot provide assurance that it will be able to successfully expand existing mining operations.
In addition, the Company acquired several mining properties in recent years, namely, the Sterling/Crown project, the Lincoln Hill and related assets and the Silvertip mine. The Company cannot assure that it will be able to successfully develop and start-up new mining properties or acquire additional mining properties on favorable economic terms or at all.
The Company regularly evaluates and engages in discussions or negotiations regarding acquisition opportunities. Any transactions that the Company contemplates or pursues would involve risks and uncertainties and would be subject to competition from other mining companies. There can be no assurance with respect to the timing, likelihood or business effect of any possible transaction.
The Company may be required to write down certain of its long-lived assets, due to metal prices, operational challenges or other factors. Such write- downs may adversely affect the Company’s results of operations and financial condition.
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
During the fourth quarter of 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of continued deterioration in zinc and lead market conditions as well as ongoing challenges related to the processing facility. As a result of the impairment indicators, a recoverability test was performed and the Company concluded that the carrying value of the long-lived assets for the Silvertip property was impaired. A non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, in the amounts of $43.6 million, $201.5 million and $5.7 million, respectively. See Note 4 -- Impairment of Long-lived Assets and 16 -- Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment. In prior years, the Company’s assessment of the recoverability of its long-lived assets resulted in other write-downs in the Company's Statement of Comprehensive Income (Loss) and reduced the carrying value of Mining properties and Property, plant, and equipment on the Company’s balance sheet. See Note 2 -- Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements for further detail.
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
The Company may record other types of charges in the future if it sells a property or asset for a price less than it’s carrying value or has to increase reclamation liabilities in connection with the closure and reclamation of a property. Any additional write-downs of mining properties or other assets could adversely affect the Company’s results of operations and financial condition.
The Company is an international company and is exposed to political and social risks associated with its foreign operations.
A significant portion of the Company’s revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond the Company’s control and could result in increased costs, capacity constraints and potential disruptions to the Company’s business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which the Company, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 21 -- Commitments and Contingencies to the Consolidated Financial Statements, the Company is currently engaged in efforts to recover VAT paid to the Mexican government that is owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through ongoing litigation. The right to import and export gold, silver, zinc and lead may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on the Company’s business, financial condition, or future prospects. In addition, the Company’s rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
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
The Company’s operations outside the United States also expose it to economic and operational risks. Local economic conditions, as well as epidemics, pandemics or natural disasters, can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of the Company’s foreign operations, including drug-cartel related violence in Mexico, could adversely affect the Company’s ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to personnel and property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows.
In addition, acts of civil disobedience are not uncommon in areas in Mexico where the Company’s operations or projects are located. In recent years, many mining companies have been the targets of actions to restrict their legally-entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. The Company cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect the Company’s business.
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
     Our mining assets are subject to geotechnical and hydrological risks which could impact the structural integrity of our mines, stockpiles, leach pads and tailings storage facilities.  No assurances can be given that unanticipated adverse geotechnical and hydrological conditions, such as landslides, pit wall failures or tailings dam instability will not occur in the future or that such events will be detected in advance. Geotechnical and hydrological instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material. Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington, Palmarejo, and Silvertip Mines. Coeur places tailings into engineered containments, underground as structural backfill, and as a dry stack material. In response to several recent tailings dam failures unrelated to Coeur that have involved loss of life and resulted in severe property and environmental ecosystem damage, Coeur completed a comprehensive review of its tailings dams and operational practices to characterize its risk profile. Coeur concluded that its tailings dams represent a low exposure risk profile for several reasons, including that our tailings dams were constructed using construction methods recognized in the industry as the most stable tailings dam design using high strength and chemically stable rock in construction.  Our dams are continuously monitored and inspected by internal resources as well as third party industry qualified experts.  The significant dam failure events that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings dam or tailings storage facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineralized material and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.
The Company’s estimates of future production, costs, and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.
The Company has in the past, and may in the future, provide estimates and projections of its future production, costs and financial results. Any such information is forward-looking. Neither the Company’s independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, do not express any opinion or any other form of assurance on these estimates and projections. Estimates and projections are made by the Company’s management and technical personnel and are qualified by, and subject to the assumptions contained or referred in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralized material, the Company’s costs of production, the market prices of gold, silver, zinc and lead, the Company’s ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and doré and related treatment and refining charges, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits, the state of government and community relations, and its compliance with existing and future laws and regulations. The Company sometimes states possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any production, cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made and undue reliance should not be placed on them.
Forward sales, advance sales, royalty arrangements, and certain derivative instruments can result in limiting the Company’s ability to take advantage of increased metal prices while increasing its exposure to lower metal prices.
The Company has in the past entered into, and may in the future enter into, arrangements under which it (or a mine acquired by the Company) has agreed to make advance metal sales to third parties or royalty or similar payments to lenders or other third parties in amounts that are based on expected production and price levels for gold or silver. The Company enters into such arrangements when it concludes that they provide it with necessary capital to develop a specific mining property or to achieve other business objectives. Advance metal sales, and royalty or similar payment obligations, however, can limit the Company’s ability to realize the full effects of rising metal prices and may, depending on the terms of the agreement, require the Company to make potentially significant cash payments if the mine fails to achieve specified minimum production levels or delivery requirements.
The Company is dependent upon information technology systems, which are subject to cybersecurity incidents, disruption, damage, failure and risks associated with implementation and integration.
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
We may not be able to recognize the benefits of deferred tax assets
The Company has accrued deferred tax assets in various jurisdictions from past operating losses, however, we may not be able to utilize part or all of these assets in the future. We only recognize the expected future tax benefit from these assets if it is considered more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets that are not more likely than not to be utilized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income, including application of existing tax laws in each jurisdiction, assumptions about future metals prices, the macroeconomic environment and results of the Company’s operations. To the extent that future cash flows and taxable income differ significantly from estimates, the Company’s ability to realize deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future benefits represented by our deferred tax assets. Deferred tax assets in the United States are also subject to limitation if the Company experiences a change in stock ownership in accordance with Section 382 of the Internal Revenue Code. Management has determined that the Company experienced ownership changes, for purposes of Section 382, during 2002, 2003, 2007, and 2015. Based on management’s calculations, the Company does not expect any of its deferred tax assets to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period.
RISKS RELATED TO INDEBTEDNESS AND FINANCING
The Company’s future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of December 31, 2019, the Company had approximately $295.5 million of outstanding indebtedness. The Company’s ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. The Company’s results of operations and cash flows, in part, are subject to economic factors beyond its control, including the market prices of gold, silver, zinc and lead. The Company may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments.
If the Company’s cash flows from operations are insufficient to fund its debt service obligations, the Company could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. The Company cannot predict whether it would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. In addition, the Facility’s (as defined below) interest rate is determined, at the Company’s option, by the London Interbank Offered Rate (“LIBOR”), and the Company and its lenders may not be able to agree to a new benchmark interest rate before LIBOR is expected to be eliminated by the end of 2021, which may result in higher interest costs for the Company. The agreements governing the Company’s outstanding indebtedness restrict the Company’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict its ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. The Company may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. If the Company raises additional funds by issuing equity securities or securities convertible into equity securities, holders of its common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.
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

•
require a portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, which reduces the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

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
A breach of any of these covenants could result in an event of default under the applicable agreement governing the Company’s outstanding indebtedness that, if not cured or waived, could cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any debt could result in cross-defaults under the Company’s other debt instruments. The Company’s inability to meet any of these covenants may also result in a lender requiring the Company to agree to additional restrictive covenants which may, among other things, limit its ability to fund its existing operations or incur additional indebtedness. The Company’s assets and cash flow may be insufficient to repay borrowings fully under all of its outstanding debt instruments if any of its debt instruments are accelerated upon an event of default, which could force the Company into bankruptcy or liquidation.
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
From time to time, the Company may enter into price risk management contracts to protect against fluctuations in the price of gold, silver, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. In 2019 and early 2020, the Company entered into price risk management contracts on a portion of its gold production for 2019 and 2020 after a significant increase in gold prices during 2019 and into early 2020. The Company determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several projects at existing operations.
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
RISKS RELATED TO APPLICABLE LAWS AND REGULATIONS
The Company is subject to significant governmental regulations, including the U.S. Mine Safety and Health Act, the Health, Safety and Reclamation Code for Mines under the British Columbia Mines Act and Relevant Sections of the Mexican Official Regulations, and related costs and delays may negatively affect its business.
Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Changes in existing laws, possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.
U.S. surface and underground mines like the Kensington, Rochester and Wharf mines and Sterling/Crown project are frequently inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections of mining operations in general. Similar inspections are conducted in British Columbia, Canada, at the Silvertip mine and in Mexico at the Palmarejo complex by the British Columbia Ministry of Energy, Mines and Petroleum Resources and the Mexican Secretaria del Trabajo y Prevision Social (Secretary of Labor and Social Safety), respectively.
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
Some of the mining wastes from the Company’s U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, the Company would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. Under the Mercury Export Ban Act of 2008 (“MEBA”), incidental elemental mercury generated at the Company's Rochester mine as part of the processing of ore may not be exported outside of the United States and is required to be stored in a storage facility designated by the U.S. Department of Energy (“DOE”). Near the end of 2019, the DOE designated a facility and issued a long-term management and storage fee rule; however, the facility designation process and fee are currently subject to legal challenge by the Company and other third parties. If litigation is unsuccessful, the existing rule could result in material cost being incurred to ship and store Coeur Rochester's mercury. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on the Company’s tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, and in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota. In addition, proposed CERCLA regulations requiring mining companies to obtain supplemental financial assurance could, if adopted, have a material adverse effect on results of operations and cash flows.
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
The Company is required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming. The Company’s ability to obtain necessary government permits to expand operations or begin new operations may be materially affected by third party activists.
In the normal course of its business, the Company is required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permitting efforts currently underway for POA 11 at Rochester and POA 1 at Kensington. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within the Company’s control, including the interpretation of permit approval requirements administered by the applicable permitting authority. The Company may not be able to obtain or renew permits that are necessary to its operations or the cost and time required to obtain or renew permits may exceed the Company’s expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect the Company’s revenues and future growth. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects the Company’s operations.
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
The Company operates in certain jurisdictions that have experienced governmental and private sector corruption. The U.S. Foreign Corrupt Practices Act, as well as Canadian and Mexican anti-bribery laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on the Company’s business, financial position and results of operations. The Company’s Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws; however, there can be no assurance that the Company’s internal control policies and procedures always will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts or violations of laws committed by the Company’s affiliates, employees or agents.
The Company is subject to litigation and may be subject to additional litigation in the future.
The Company is currently, and may in the future become, subject to other litigation, arbitration or proceedings with other parties. If decided adversely to the Company, these legal proceedings, or others that could be brought against the Company in the future, could have a material adverse effect on our financial position or prospects. In the event of a dispute arising at the Company’s foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or arbitral panels or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. The Company’s inability to enforce its rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on the Company’s results of operations and financial position.
Disputes regarding the Company’s mining claims, concessions or surface rights to land in the vicinity of the Company’s mining projects could adversely impact operations.
The validity of mining or exploration claims, concessions or rights, which constitute most of the Company’s property holdings, is often uncertain and may be contested. The Company has used commercially reasonable efforts, in accordance with industry standards, to investigate its title or claims to its various properties, however, no assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining claims, concessions or rights or that such exploration and mining claims, concessions or rights will not be challenged by third parties. Although the Company has attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice it does not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of the Company’s exploration and mining claims, concessions or rights could result in litigation, insurance claims and potential losses affecting its business as a whole. There may be challenges to the title of any of the claims comprising the Company’s projects that, if successful, could impair development and operations.

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
RISKS RELATED TO OUR COMMON STOCK
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

Silvertip
Kensington
Wharf
Rochester
Corporate Office
Palmarejo

MINING PROPERTIES
Coeur Mining’s significant production and development properties are described below. Operating statistics are presented in the section entitled “Operating Statistics” below.
Mexico — Palmarejo
The Palmarejo complex consists of (1) the Palmarejo processing facility; (2) the Guadalupe underground mine, located about eight kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine, located approximately 800 meters northeast of the Guadalupe underground mine, (4) the La Nacion underground mine, located adjacent to the Independencia underground mine; and (5) other nearby deposits and exploration targets. The Palmarejo complex is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.
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
A portion of the Palmarejo complex is subject to a gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) pursuant to which Coeur Mexicana sells 50% of applicable gold production for the lesser of $800 or spot price per ounce.
USA (Nevada)  — Rochester
The Rochester mine, and associated heap leach facilities, is an open pit silver and gold mine located in Pershing County, Nevada, approximately 13 miles northeast of the city of Lovelock. The Company owns 100% of the Rochester mine through Coeur Rochester. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. In November 2018, Coeur Rochester acquired the Lincoln Hill, Gold Ridge and Wilco projects adjacent to Rochester from Alio Gold. The Rochester mine is fully supported with electricity, supplied by a local power company. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates ultimate recovery rates from the crushed ore of 70.0% for silver, depending on the ore being leached, and 92.5% for gold.
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
A security interest in the Rochester mine has been granted in favor of the lenders under the Company’s revolving credit facility.
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
Coeur Alaska controls two contiguous property groups: the Kensington Group and Jualin Group. The Kensington Group, totaling approximately 3,969 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 284 Federal unpatented lode claims covering approximately 3,108 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres. The Jualin Group, totaling approximately 8,366 net acres, is comprised of 23 patented lode and patented mill site claims covering approximately 388 net acres, 471 Federal unpatented lode claims and one Federal unpatented mill site claim appropriating approximately 7,916 net acres, a State of Alaska upland mining lease comprising approximately 682 acres, one State of Alaska mining claim comprising approximately three acres and four State-selected mining claims covering approximately 70 acres. 14 of the 23 patented lode claims cover private surface estate only. The mineral estate to these 14 patented lode claims is owned by the State of Alaska, the mineral rights to which are secured by a State of Alaska upland mining lease. The Company controls properties comprising the Jualin Group, under a lease agreement with Hyak Mining Company, which is valid until August 5, 2035 and thereafter, provided mining and production are actively occurring within and from the leased premises.
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
A security interest in the Kensington mine has been granted in favor of the lenders under the Company’s revolving credit facility.
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
The federal unpatented lode claims are maintained by the timely annual payment of claim maintenance fees, payable to the BLM. The patented lands are private land and therefore not subject to federal claim maintenance requirements. However, as private land, they are subject to property taxes assessed by Lawrence County, South Dakota, which may be paid semi-annually.
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
A security interest in the Wharf mine has been granted in favor of the lenders under the Company’s revolving credit facility.
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
NEAR-MINE EXPLORATION
Exploration expense from continuing operations was $22.5 million, $25.4 million, and $30.3 million in 2019, 2018 and 2017, respectively. Capitalized drilling from continuing operations was $7.5 million in 2019 and $18.6 million in 2018. Coeur’s exploration program completed over 524,154 feet (159,762 meters) of combined core and reverse circulation drilling in 2019.
Mexico - Palmarejo
In 2019, exploration expense of $5.6 million was incurred, related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (100,663 feet or 30,682 meters). Expensed expansion drilling focused primarily on extensions of the Guadalupe and Independencia mines, including La Nación, Zapata, Colorado Sur, La Bavisa, Hidalgo and Barrera veins. Capitalized drilling of $4.5 million related to conversion drilling in the Guadalupe and Independencia (99,751 feet or 30,404 meters). In 2018, exploration expense of $7.4 million was incurred, related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (142,441 feet or 43,416 meters). Expensed expansion drilling focused primarily on Guadalupe, Independencia, La Nación underground mines, and several new discoveries including the Zapata, Madero, Hidalgo and Reforma veins. Capitalized conversion drilling of $4.1 million related to the Guadalupe, Independencia and La Nación ore bodies (110,655 feet or 33,728 meters).
In 2020, the Company expects to incur $8.7 million million of expansion drilling expense focused on discovery and expansion of mineralization at the northwestern portion of the Guadalupe mine; on the Hidalgo and Barrera Veins located north of the Independencia Mine Complex; on the La Bavisa vein located at approximately 1,500 feet (500 meters) east of the Independencia Mine; and, on the La Aurelia vein, located southwest of the Guadalupe mine. Additionally, the Company is planning for $4.1 million of conversion drilling in the Guadalupe and Independencia ore bodies.
USA (Nevada) - Rochester
In 2019, expensed expansion drilling was $0.7 million and capitalized conversion drilling was $1.2 million. Expansion drilling, consisted of 9,250 feet (2,819 meters) of reverse circulation drilling testing the Lincoln Hill mineralization. Capitalized conversion drilling, consisted of 7,111 feet (2,167 meters) of core drilling, focused on infill within the Rochester Pit and within the East Rochester mineralization. In 2018, expensed expansion drilling was $0.3 million and capitalized conversion drilling was $1.3 million. Expansion drilling consisted of 4,070 feet (1,241 meters) testing areas in the Packard and South Charlie target areas, while conversion drilling consisted of 37,330 feet (11,378 meters) mainly within the Sunflower mineralization and the main Rochester Pit. In 2020, the Company expects to incur $1.1 million of expansion drilling expense testing several targets around Rochester, including condemnation drilling in support of the next planned leach pads. Additionally, $3.0 million in conversion drilling is planned to infill the East Rochester and Sunflower-Southwest Rochester areas.
USA (Alaska) - Kensington
In 2019, exploration expense of $5.6 million, which consisted of 91,041 feet (27,749 meters), was focused on the expansion and discovery of the underground Raven, Elmira, Johnson, Eureka, Bear, Ophir, Jualin #2 and Jualin #5 veins, and Comet-Seward veins from surface drill platforms, as well as limited expansion drilling of the Raven vein and Kensington Main. A total of $2.0 million of conversion drilling, which consisted of 36,635 feet (11,166 meters), was focused on Elmira, Raven and Kensington Main Zone 30. In 2018, expensed expansion drilling of $5.9 million consisted of 57,942 feet (17,661 meters), while $4.4 million of conversion drilling completed 35,294 feet (10,758 meters) to expand and define mineralization in the main Kensington and Raven deposits. Expansion drilling focused on testing new Ophir and Seward veins in the district, as well as expansion of Raven and main Kensington. In 2020, the Company expects to incur $9.5 million of expansion drilling expense related to the discovery or expansion of mineralized material at Comet-Seward, upper and lower Elmira, upper Raven and the new Johnson Vein, and $0.9 million of conversion drilling at Elmira, Raven, lower and upper Kensington.
USA (South Dakota) - Wharf
In 2019, 3,190 feet (972 meters) of expansion drilling at the new Richmond Hill project was completed due to the late season start to the program. In 2018, conversion drilling of $0.8 million completed 23,310 feet (7,105 meters) of drilling primarily within the Portland Ridge Main deposit with only a limited amount of exploration discovery drilling (3,750 feet or 1,143 meters) at Bald Mountain. In 2020, the Company expects to incur $1.3 million of expansion drilling at Richmond Hill.
Canada (British Columbia) - Silvertip
In 2019, expansion drilling expense was $1.7 million consisting of 50,745 feet (15,467 meters), focused on Discovery North, East and South zones, east of the Silvertip Underground Mine. Limited conversion drilling was completed, consisting of 7,794 feet (2,376 meters). In 2018, expensed expansion drilling of $2.4 million consisted of 48,118 feet (14,666 meters) and capitalized conversion drilling consisting of $8.0 million consisted of 143,094 feet (43,615 meters). In 2020, the Company expects to incur $8.0 million of expansion drilling expense around the current mineralization at the Silver Creek, Discovery North, East and South zones, and the 28 Zone, with large step out drill tests at a variety of targets in the district.
ADVANCED-STAGE EXPLORATION PROPERTIES
USA (Nevada) — Sterling/Crown Project
In 2019, expansion drilling expense was $4.8 million and capitalized conversion drilling was $0.8 million. Expensed expansion drilling consisted of 78,435 feet (23,907 meters) testing areas around the Sterling Project mineralization at Daisy, Secret Pass and SNA. Capitalized conversion drilling consisted of 30,300 feet (9,235 meters) within the Sterling Mine area. During 2019, the Company continued drilling the Sterling Mine area, expending $0.9 million and completing 20,760 feet (6,328 meters) of expansion drilling, focused near the historic Sterling Mine and on areas considered for future mine infrastructure. In 2020, the Company plans to spend $6.5 million on expansion drilling around the Sterling Mine and on a variety of new targets in the Crown area, as well as $1.0 million on conversion drilling in the Sterling Mine area.
EARLY-STAGE EXPLORATION PROPERTIES
In 2019, the Company invested $1.8 million in greenfields exploration, completing target analysis and regional exploration with a focus on projects in the USA, Mexico and Canada. A total of 9,240 feet (2,816 meters) were drilled at the El Sarape earn-in/JV, Sonora, Mexico. In 2018, the Company invested $6.6 million in greenfields exploration, completing target analysis and regional exploration with a focus on projects in Wyoming, South Dakota and Nevada, USA and Sonora and Chihuahua, Mexico. A total of 17,330 feet (5,282 meters) of drilling was completed on two projects in Nevada: Tonopah and Crow Springs. A total of 47,686 feet (14,535 meters) were drilled at the La Morita Project, located in Chihuahua, Mexico. In 2020, the Company has no plans for a greenfields, early-stage exploration program apart from review of potential advanced-stage projects that might fit the Company’s criteria for a strategic investment.

OPERATING STATISTICS

	Palmarejo			Rochester
	2019	2018	2017	2019	2018	2017
Ore tons milled/placed	1,755,957	1,382,471	1,498,421	10,582,518	16,169,807	16,440,270
Ore grade gold (oz./ton)	0.08	0.10	0.09	0.003	0.004	0.003
Ore grade silver (oz./ton)	4.85	6.49	5.62	0.46	0.52	0.53
Recovery/Au oz. (%)	84.3%	88.9%	90.0%	—	—	—
Recovery/Ag oz. (%)	79.3%	83.8%	86.0%	—	—	—
Gold produced (oz.)	111,932	122,722	121,569	35,400	54,388	51,051
Silver produced (oz.)	6,762,265	7,516,390	7,242,082	3,761,060	5,037,983	4,713,574
Costs applicable to sales per gold ounce(1)	$685	$561	$588	$1,251	$941	$889
Costs applicable to sales per silver ounce(1)	$9.13	$7.64	$9.06	$14.34	$11.54	$12.04

	Kensington			Wharf
	2019	2018	2017	2019	2018	2017
Ore tons milled/placed	658,378	641,058	668,727	4,613,359	4,923,774	4,560,441
Ore grade gold (oz./ton)	0.21	0.18	0.18	0.023	0.022	0.027
Recovery/Au oz. (%)	91.0%	92.3%	93.5%	—	—	—
Gold produced (oz.) (2)	127,914	105,570	115,094	84,172	76,840	95,372
Costs applicable to sales per gold ounce(1)	$917	$1,055	$922	$937	$879	$693

	Silvertip			Endeavor(4)
	2019	2018	2017	2019	2018	2017
Ore tons milled	236,547	49,454	—	—	—	133,904
Ore grade silver (oz./ton)	6.84	6.19	—	—	—	1.58
Ore grade zinc	7.1%	6.2%	—	—	—	—
Ore grade lead	4.8%	4.0%	—	—	—	—
Recovery/Ag oz. (%)	71.8%	59.6%	—	—	—	50.6
Recovery/Zn lb. (%)	50.8%	67.8%	—	—	—	—
Recovery/Pb lb. (%)	72.6%	52.5%	—	—	—	—
Silver produced (oz.) (3)	1,161,926	182,254	—	—	—	107,026
Zinc produced (lb.) (3)	17,103,427	4,181,033	—	—	—	—
Lead produced (lb.) (3)	16,555,622	2,072,013	—	—	—	—
Costs applicable to sales per silver ounce(1)	$49.23	$55.91	$—	$—	$—	$6.96
Costs applicable to sales per zinc pound(1)	$1.74	$3.34	$—	$—	$—	$—
Costs applicable to sales per lead ounce(1)	$1.21	$3.23	$—	$—	$—	$—
(1) See Non-GAAP Financial Performance Measures
(2) Excludes 8,208 ounces of gold which are excluded form the production numbers presented for 2018, unless otherwise noted.
(3) Excludes 0.2 million ounces of silver, 2.6 million pounds of zinc, 1.8 million pounds of lead which are excluded form the production numbers presented for 2018, unless otherwise noted.
(4) In 2017, the Company sold the Endeavor Silver Stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd (“Metalla”).

OPERATING STATISTICS OF DISCONTINUED OPERATIONS

	San Bartolomé
	2019	2018	2017
Ore tons milled	—	221,171	1,509,708
Ore grade silver (oz./ton)	—	3.36	3.17
Recovery/Ag oz. (%)	—	86.5	89.3
Silver produced (oz.)	—	643,078	4,269,649
Costs applicable to sales per silver ounce(1)	$—	$16.99	$17.44
(1) See Non-GAAP Financial Performance Measures
PROVEN AND PROBABLE RESERVES

	Gold Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Kensington(7)	898	0.200	180	779	0.239	186	1,677	0.218	366	95%
Palmarejo(4)	1,093	0.093	102	10,576	0.056	591	11,669	0.059	693	90%
Rochester(5)	249,815	0.003	710	13,577	0.002	27	263,392	0.003	737	92%
Wharf(8)	23,436	0.024	571	7,530	0.026	197	30,966	0.025	768	79%
Total Gold	275,242		1,563	32,462		1,001	307,704		2,564

	Silver Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,093	5.17	5,649	10,576	4.24	44,843	11,669	4.33	50,492	84%
Rochester(5)	249,815	0.45	112,286	13,577	0.38	5,187	263,392	0.45	117,473	70%
Silvertip(6)	176	11.31	1,990	1,636	7.94	12,986	1,812	8.26	14,976	81%
Total Silver	251,084		119,925	25,789		63,016	276,873		182,941

	Zinc Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(6)	176	9.84	34,577	1,636	7.97	260,847	1,812	8.15	295,424	82%

	Lead Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(6)	176	8.07	28,366	1,636	5.14	168,096	1,812	5.42	196,462	88%

	Gold Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Kensington(7)	1,600	0.186	298	986	0.258	254	2,586	0.213	552	95%
Palmarejo(4)	1,283	0.084	108	8,118	0.072	585	9,401	0.074	693	90%
Rochester(5)	228,413	0.003	657	13,166	0.002	27	241,579	0.003	684	92%
Wharf(8)	34,043	0.026	877	153	0.035	5	34,196	0.026	882	79%
Total Gold	265,339		1,940	22,423		871	287,762		2,811

	Silver Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,283	4.97	6,376	8,118	5.39	43,788	9,401	5.34	50,164	84%
Rochester(5)	228,413	0.44	101,058	13,166	0.39	5,141	241,579	0.44	106,199	70%
Silvertip(6)	280	10.81	3,026	1,489	7.98	11,885	1,769	8.43	14,911	81%
Total Silver	229,976		110,460	22,773		60,814	252,749		171,274

	Zinc Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(6)	280	9.83	55,039	1,489	7.93	236,200	1,769	8.23	291,239	82%

	Lead Reserves at December 31, 2018(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(6)	280	7.53	42,156	1,489	5.22	155,305	1,769	5.58	197,461	88%

(1)	Certain definitions:
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

(2)
Assumed metal prices for 2019 Mineral Reserves were $17.00 per ounce of silver, $1,350 per ounce of gold, $1.15 per pound zinc, $0.95 per pound lead. Assumed metal prices for 2018 Mineral Reserves were $17.00 per ounce of silver, $1,250 per ounce of gold, $1.25 per pound of zinc and $1.00 per pound of lead.

(3)	Mineral reserve estimates were prepared by the Company’s technical staff.

(4)	The cutoff grade for mineral reserves is 1.97 to 2.00 g/tonne AuEq.

(5)	The cutoff grade for mineral reserves is 0.31 to 0.38 oz/ton AgEq.

(6)	The cutoff grade for mineral reserves is $130 to $160 net smelter return.

(7)	The cutoff grade for mineral reserves is 0.14 to 0.22 oz/ton Au.

(8)	The cutoff grade for mineral reserves is 0.011 oz/ton Au.

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2019(1)(2)(3)(4)
	Tons (000s)	Gold Grade (oz./ton)	Silver Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	8,764	0.048	3.94	—	—
Kensington Mine, USA(6)	3,226	0.236	—	—	—
Wharf Mine, USA(7)	11,557	0.029	—	—	—
Rochester Mine, USA(8)	236,345	0.002	0.35	—	—
Silvertip Mine, Canada(9)	1,716	—	6.75	4.19	8.89
La Preciosa Project, Mexico(10)	28,677	0.006	3.67	—	—
Lincoln Hill Project, USA(11)	32,310	0.011	0.32	—	—
Total Mineralized Material	322,595

	Mineralized Material at December 31, 2018(1)(2)(3)(4)
	Tons (000s)	Gold Grade (oz./ton)	Silver Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	8,149	0.056	4.30	—	—
Kensington Mine, USA(6)	2,681	0.250	—	—	—
Wharf Mine, USA(7)	8,696	0.034	—	—	—
Rochester Mine, USA(8)	198,994	0.002	0.35	—	—
Silvertip Mine, Canada(9)	1,292	—	6.47	4.07	8.58
La Preciosa Project, Mexico(10)	28,677	0.006	3.67	—	—
Lincoln Hill Project, USA(11)	32,310	0.011	0.32	—	—
Total Mineralized Material	280,799

(1)
Assumed metal prices for 2019 estimated mineralized material were $20.00 per ounce of silver, $1,500 per ounce of gold, $1.30 per pound zinc, $1.05 per pound lead, except Lincoln Hill and Wilco at $1,350 per ounce gold and $22.00 per ounce silver, and Sterling at $1,200 per ounce of gold. Assumed metal prices for 2018 estimated mineralized material was $20.00 per ounce of silver, $1,4000 per ounce of gold, $1.30 per pound of zinc, $1.05 per pound of lead, and Sterling at $1,200 per ounce of gold.

(2)	Estimated with mining cost parameters and initial metallurgical test results.

(3)	Mineralized material estimates were completed by the Company’s technical staff, except for La Preciosa, which was completed by an external consultant supervised by technical company staff.

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

(5)	Cutoff grades for mineralized material is 1.97 to 2.00 g/tonne AuEq.

(6)	The cutoff grade for mineralized material is 0.12 to 0.19 oz/ton Au.

(7)	The cutoff grade for mineralized material is 0.010 oz/ton Au.

(8)	The cutoff grade for mineralized material is 0.27 to 0.32 oz/ton AgEq.

(9)	The cutoff grade for mineralized material is $130 net smelter return

(10)	The cutoff grade for mineralized material is 121.71 g/ton AgEq for underground, and 71.86 g/t for surface mining.

(11)	The cutoff grade for mineralized material 0.10 g/t AuEq for oxide and 0.20 g/t AuEg for sulfide material.

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
On February 17, 2020, there were 243,074,353 outstanding shares of the Company’s common stock which were held by approximately 1,373 stockholders of record.
In October 2017, the Company acquired the Silvertip mine from shareholders (the “JDS Silver Shareholders”) of JDS Silver Holdings Ltd. (“JDS Silver”) by acquiring all of the issued and outstanding common shares of JDS Silver. The consideration for the Silvertip mine included two contingent payments of $25.0 million each, payable in cash and shares of the Company’s common stock upon reaching a future permitting milestone and resource declaration milestone, respectively. On November 27, 2019, the Company issued approximately 952,904 shares of common stock (the “Permit Milestone Shares”) to the JDS Silver Shareholders in respect of the permitting milestone, which was achieved during the fourth quarter. On January 30, 2020, the Company issued 878,033 shares of common stock (the “Resource Milestone Shares” and, together with the Permit Milestone Shares, the “Contingent Shares”) to the JDS Silver Shareholders in respect of the resource declaration milestone. As previously disclosed, the issuances of the Contingent Shares to the JDS Silver Shareholders were made pursuant to a Plan of Arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia), and the Plan of Arrangement was approved by the Supreme Court of British Columbia on October 16, 2017. The issuances of the Contingent Shares were exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) thereof.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX

The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2014 and ending December 31, 2019 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Detour Gold Corporation, Eldorado Gold Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, Royal Gold, Inc., SSR Mining Inc., Tahoe Resources Inc., and Yamana Gold Inc. (“Peer Group”).
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

	Dec. 2014	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019
Coeur Mining	100.0	48.53	177.89	146.77	87.48	158.12
S&P 500 Index	100.0	101.38	113.51	138.29	132.23	173.86
Peer Group	100.0	70.67	127.84	142.15	129.13	206.98

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Year ended December 31,
In thousands except share data	2019	2018	2017	2016	2015
Revenue	$711,502	$625,904	$709,598	$571,897	$561,407
Costs applicable to sales	551,181	440,950	440,260	335,375	403,827
Income (loss) from continuing operations	(346,896)	(48,955)	10,925	22,435	(287,811)
Income (loss) from discontinued operations	5,693	550	(12,244)	32,917	(79,372)
Net income (loss)	$(341,203)	$(48,405)	$(1,319)	$55,352	$(367,183)

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.59)	$(0.26)	$0.06	$0.14	$(2.22)
Income (loss) from discontinued operations	$0.03	$—	$(0.07)	$0.21	$(0.61)
Basic	$(1.56)	$(0.26)	$(0.01)	$0.35	$(2.83)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.59)	$(0.26)	$0.06	$0.14	$(2.22)
Income (loss) from discontinued operations	$0.03	$—	$(0.07)	$0.20	$(0.61)
Diluted	$(1.56)	$(0.26)	$(0.01)	$0.34	$(2.83)

	At December 31,
In thousands	2019	2018	2017	2016	2015
Total assets	$1,378,636	$1,712,500	$1,701,175	$1,318,909	$1,332,489
Reclamation and mine closure liabilities	$136,531	$135,546	$120,832	$88,701	$74,958
Debt, including current portion	$295,497	$458,826	$411,322	$210,637	$485,505
Stockholders’ equity	$667,004	$852,512	$814,977	$768,487	$421,476
During 2019, the Company adopted ASU No. 2016-02, Leases. Prior year amounts reflected in the table above have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. Refer to Note 11 -- Leases in the notes to the Consolidated Financial Statements for additional detail.

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
2019 Highlights
For the full year, Coeur reported revenue of $711.5 million and cash flow from operating activities of $91.9 million. Including non-cash write downs totaling $320.0 million, the Company reported GAAP net loss from continuing operations of $346.9 million, or $1.59 per share. On an adjusted basis1, the Company reported EBITDA of $173.9 million and net loss from continuing operations of $54.6 million, or $0.25 per share.

•
Solid improvement in annual financial results - Revenue, operating cash flow and adjusted EBITDA[1] increased 14%, 357% and 11%, respectively, in 2019. The year-over-year improvement in financial results reflects solid performance from the Company’s primary gold operations as well as higher precious metals prices in 2019

•
Three consecutive quarters of increasing, positive free cash flow[1] - Coeur generated $39.3 million of operating cash flow and $18.4 million of free cash flow[1] during the fourth quarter, representing a 63% increase in free cash flow[1] compared to the prior period and a $36.1 million improvement in free cash flow[1] compared to the fourth quarter of 2018. The third consecutive quarter of increasing, positive free cash flow[1] was primarily driven by strong performance from Palmarejo, Kensington and Wharf operations

•
Positive results from high-pressure grinding roll (“HPGR”) unit at Rochester - 60-day silver recovery rates from HPGR-crushed ore are in-line with prior test work and appear significantly better than recoveries from traditionally-crushed material. Permitting and planning for Plan of Operations Amendment 11 (“POA 11”) expansion advancing on-schedule

•
$250.8 million impairment and temporarily suspending commercial activities at Silvertip - Reduction in carrying value of long-lived assets to approximately $150 million and temporary suspension of mining and processing activities driven by further deterioration in zinc and lead market conditions as well as processing facility-related challenges. The Company plans to (i) double its exploration investment in 2020 to potentially further expand the mineralized material and extend the mine life, and (ii) pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow

•
Success from 2019 exploration campaign delivers mineralization growth - The Company focused its exploration efforts primarily on expansion drilling in 2019. Measured and indicated mineralized material increased across all metals were higher year-over-year. Proven and probable silver reserves also increased, while zinc and lead reserves were consistent year-over-year

•
Over $160.0 million reduction in total debt - The Company ended the year with $295.5 million in total debt, compared to $458.8 million at the end of 2018. The 36% reduction in total debt[2] reflects the results of Coeur’s deleveraging initiatives and improved financial performance during 2019

Selected Financial and Operating Results

	Year ended December 31,
In thousands	2019	2018	2017
Financial Results from Continuing Operations:
Gold sales	$493,347	$427,008	$494,249
Silver sales	$191,478	$193,153	$215,349
Zinc sales	$12,806	$3,612	$—
Lead sales	$13,871	$2,131	$—
Consolidated Revenue	$711,502	$625,904	$709,598
Net income (loss)	$(346,896)	$(48,955)	$10,925
Net income (loss) per share, diluted	$(1.59)	$(0.26)	$0.06
Adjusted net income (loss)(1)	$(54,583)	$(2,165)	$4,223
Adjusted net income (loss) per share, diluted(1)	$(0.25)	$(0.01)	$0.02
EBITDA(1)	$(154,378)	$87,102	$202,912
Adjusted EBITDA(1)	$173,854	$157,309	$203,340
Total debt(2)	$295,497	$458,826	$411,322
Operating Results from Continuing Operations:
Gold ounces produced	359,418	359,520	383,086
Silver ounces produced	11,748,734	12,787,203	12,126,217
Zinc pounds produced	17,103,427	4,181,033	—
Lead pounds produced	16,555,622	2,072,013	—
Gold ounces sold	367,650	350,508	410,604
Silver ounces sold	11,914,567	12,354,817	12,698,635
Zinc pounds sold	18,154,521	4,375,995	—
Lead pounds sold	16,487,847	2,648,920	—
Average realized price per gold ounce	$1,342	$1,218	$1,204
Average realized price per silver ounce	$16.07	$15.65	$16.96
Average realized price per zinc pound, gross	$0.71	$0.83	$—
Average realized price per lead pound, gross	$0.84	$0.80	$—
Financial and Operating Results from Discontinued Operations:(3)
Income (loss) from discontinued operations	$5,693	$550	$(12,244)
Silver ounces produced	—	643,078	4,269,649
Gold ounces produced	—	78	358
Silver ounces sold	—	704,479	4,240,901
Gold ounces sold	—	292	111
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes capital leases. Net of debt issuance costs and premium received.
(3)Reported production and financial results include operations through February 28, 2018.

Consolidated Financial Results
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Revenue
Revenue increased by $85.6 million as a result of a 5% increase in gold ounces sold combined with a 10% increase in average realized gold prices and the inclusion of full-year sales from the Jualin deposit at Kensington and Silvertip partially offset by 4% fewer silver ounces sold. The Company sold 367,650 gold ounces, 11.9 million silver ounces, 18.2 million zinc pounds and 16.5 million lead pounds compared to 350,508 gold ounces, 12.4 million silver ounces, 4.4 million zinc lead pounds and 2.6 million lead pounds in the prior year. Gold contributed 69% of sales, silver contributed 27%, zinc contributed 2% and lead contributed 2%, compared to 68% of sales from gold, 31% from silver, 1% from zinc and less than 1% from lead.

The following table summarizes consolidated metal sales:

	Year ended December 31,		Increase	Percent
In thousands	2019	2018	(Decrease)	Change
Gold sales	$493,347	$427,008	$66,339	16%
Silver sales	191,478	193,153	(1,675)	(1)%
Zinc sales	12,806	3,612	9,194	255%
Lead sales	13,871	2,131	11,740	551%
Metal sales	$711,502	$625,904	$85,598	14%
Costs Applicable to Sales
Costs applicable to sales increased primarily due to higher sales volume at Kensington, the inclusion of full-year sales from the Jualin deposit at Kensington and Silvertip, a $64.6 million write-down of inventory at Silvertip and higher unit costs at Palmarejo, Rochester and Wharf, primarily due to lower production. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $50.4 million, or 39%, resulting from the inclusion of full-year sales at Silvertip and higher sales at Kensington.
Expenses
General and administrative expenses increased $3.1 million, or 10%, primarily due to higher employee related expenses and higher legal fees.
Exploration expense decreased $2.9 million, or 11%, as a result of lower near-mine exploration costs at Palmarejo, Kensington and Silvertip as well as lower greenfields explorations expense in the United States and Mexico, partially offset by exploration expense at the Sterling/Crown project located in southern Nevada. The Company completed 342,564 (104,413 meters) of expansion drilling and 181,590 feet (55,349 meters) of infill drilling in 2019 compared to 342,096 feet (104,271 meters) of expansion drilling and 349,683 feet (106,583 meters) of infill drilling in 2018.
Pre-development, reclamation, and other expenses decreased $1.6 million, or 8%, stemming from a $3.4 million write-down of property, plant and equipment at Rochester in 2018.
Impairment of long-lived assets totaled $250.8 million in 2019. During the fourth quarter of 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of continued deterioration in zinc and lead market conditions as well as ongoing operating challenges primarily related to the processing facility. As a result of the impairment indicators, a recoverability test was performed and the Company concluded that the carrying value of the long-lived assets for the Silvertip property was impaired.
Other Income and Expenses
The Company incurred a $1.3 million loss in connection with the exchange of $20 million in aggregate principal amount of its 2024 Senior Notes (as defined in Note 12 -- Debt) for approximately 4.5 million shares of common stock.
Fair value adjustments, net, increased to a gain of $16.0 million from a gain of $3.6 million as a result of favorable fair value adjustments and realized gains related to the Company’s equity investment in Metalla, which has an estimated fair value of $28.2 million at December 31, 2019.

Interest expense (net of capitalized interest of $1.8 million) remained comparable at $24.8 million.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2019	2018
Income and mining tax (expense) benefit at statutory rate	$75,185	$14,052
State tax provision from continuing operations	1,243	2,284
Change in valuation allowance	(77,220)	2,471
Percentage depletion	820	89
Uncertain tax positions	2,358	1,830
U.S. and foreign permanent differences	2,272	3,314
Foreign exchange rates	(7,066)	(3,973)
Foreign inflation and indexing	(2,933)	(2,374)
Foreign tax rate differences	19,729	(24)
Mining, foreign withholding, and other taxes	(2,746)	(3,857)
Other, net	(513)	2,968
Income and mining tax (expense) benefit	$11,129	$16,780
Income and mining tax benefit of approximately $11.1 million results in an effective tax rate of 3.1% for 2019. This compares to income tax benefit of $16.8 million or effective tax rate of 25.5% for 2018. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) mining taxes; (iii) variations in our income before income taxes; (iv) geographic distribution of that income and (v) foreign exchange rates. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2019		2018
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(16,702)	$(5,446)	$(50,522)	$16,819
Canada	(365,781)	32,203	(43,793)	16,436
Mexico	25,002	(15,625)	32,073	(16,092)
Other jurisdictions	(544)	(3)	(3,493)	(383)
	$(358,025)	$11,129	$(65,735)	$16,780
The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) mining taxes; (iii) variations in our income before income taxes; (iv) geographic distribution of that income and (v) foreign exchange rates. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see “Item 1A - Risk Factors”.

Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $346.9 million, or $1.59 per share, compared to net loss of $49.0 million, or $0.26 per share. The decrease in net income from continuing operations was driven by an impairment of long-lived assets at Silvertip of $250.8 million, higher operating costs at Silvertip, which included a write-down of $64.6 million at Silvertip of metal inventory as a result of lower than expected production levels, and lower production at Rochester due to reduced placement rates caused by the planned commissioning of the new crusher configuration in the second half of 2019. This was partially offset by favorable fair value adjustments and realized gains related to the Company’s equity investment in Metalla and strong operating results at Kensington. Adjusted net loss was $54.6 million, or $0.25 per share, compared to $2.2 million, or $0.01 per share (see “Non-GAAP Financial Performance Measures”).
Net Income (loss) from Discontinued Operations
In respect of the San Bartolomé mine and processing facility’s (which was divested by the Company in February 2018, “Manquiri Divestiture”) operating results, income increased $5.1 million. In February 2019, the Company recorded an adjustment to the gain from the Manquiri Divestiture following the release of a liability associated with the Company’s post-closing indemnification obligations which were extinguished at that time.
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
Costs Applicable to Sales
Costs applicable to sales remained comparable despite lower ounces sold due to a $26.7 million write-down of inventory at Silvertip, higher costs applicable to sales per gold ounce at Wharf and Kensington, partially offset by lower costs applicable to sales per silver ounce at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $18.1 million, or 12%, due to fewer ounces sold at all operating sites.
Expenses
General and administrative expenses decreased $2.3 million, or 7%, primarily due to lower compensation costs.
Exploration expense decreased $4.9 million, or 16%, as a result of lower exploration costs at Palmarejo, Rochester, Kensington and La Preciosa as the Company focused its exploration efforts on capitalized infill conversion drilling in 2018.
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
Interest expense (net of capitalized interest of $1.2 million) increased to $24.4 million from $16.4 million, due to higher average debt levels related to the 2024 Senior Notes and the Facility (each, as defined below).
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
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $49.0 million, or $0.26 per share, compared to net income of $10.9 million, or $0.06 per share. The decrease in net income from continuing operations was impacted by lower operating margin that includes a write-down of $26.7 million at Silvertip of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in average realized silver prices, a write-down of $18.6 million on the consideration received from the Manquiri Divestiture, a receivable write-down of $6.5 million related to the RMC bankruptcy, a write-down of $3.4 million of property, plant and equipment at Rochester and higher interest expense.
Net Income (loss) from Discontinued Operations
In respect of San Bartolomé’s operating results, income increased $12.8 million, due to a $1.5 million gain on the sale of San Bartolomé in 2018, partially offset by lower production and higher unit costs.

2020 Guidance Framework
2020 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	95,000 - 110,000	6,300 - 7,800
Rochester	27,000 - 33,000	4,000 - 5,500
Kensington	115,000 - 130,000	—
Wharf	80,000 - 90,000	—
Total	317,000 - 363,000	10,300 - 13,300
2020 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$785 - $885	$10.35 - $11.35
Rochester (co-product)	$1,175 - $1,325	$13.25 - $14.50
Kensington	$900 - $1,000	—
Wharf (by-product)	$1,025 - $1,125	—
2020 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$65 - $80
Capital Expenditures, Development	$30 - $35
Exploration, Expensed	$38 - $44
Exploration, Capitalized	$6 - $10
General & Administrative Expenses	$32 - $36

Note: The Company’s guidance figures assume $1,520/oz gold, $17.25/oz silver, $1.00/lb zinc and $0.86/lb lead as well as CAD of 1.30 and MXN of 19.00.

Results of Continuing Operations
Palmarejo

	Year ended December 31,
	2019	2018	2017
Tons milled	1,755,957	1,382,471	1,498,421
Average gold grade (oz/t)	0.08	0.10	0.09
Average silver grade (oz/t)	4.85	6.49	5.62
Average recovery rate – Au	84.3%	88.9%	90.0%
Average recovery rate – Ag	79.3%	83.8%	86.0%
Gold ounces produced	111,932	122,722	121,569
Silver ounces produced	6,762,265	7,516,390	7,242,082
Gold ounces sold	116,104	115,592	131,743
Silver ounces sold	6,841,380	7,229,179	7,586,154
Costs applicable to sales per gold ounce(1)	$685	$561	$588
Costs applicable to sales per silver ounce(1)	$9.13	$7.64	$9.06
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Gold and silver production decreased 9% and 10% in line with Company guidance, respectively, resulting from lower gold and silver grades and lower gold and silver recoveries, partially offset by higher mined tons from Guadalupe, Independencia and the new La Nación underground mine, which began production in the third quarter of 2019. Metal sales were $252.7 million, or 36% of Coeur’s metal sales, compared with $245.8 million, or 40% of Coeur’s metal sales. Lower production and higher consumable costs resulted in a 22% and 20% increase in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $59.4 million due to lower ounces sold. Capital expenditures increased to $32.7 million from $29.4 million due to higher infrastructure expenditures at La Nacion.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Gold and silver production increased 1% and 4%, respectively, resulting from higher silver and gold grades, which in turn, contributed to a 5% and 16% decrease in costs applicable to sales per gold and silver ounce, respectively. Metal sales were $245.8 million, or 40% of Coeur’s metal sales, compared with $274.8 million, or 38% of Coeur’s metal sales. Amortization decreased to $60.7 million primarily due to lower ounces sold. Capital expenditures remained comparable at $29.4 million. Capital expenditures focused on underground development at Guadalupe, Independencia and La Nacion, conversion drilling and the implementation of the new on-site absorption, desorption, and recovery plant.

Rochester

	Year ended December 31,
	2019	2018	2017
Tons placed	10,582,518	16,169,807	16,440,270
Average gold grade (oz/t)	0.003	0.004	0.003
Average silver grade (oz/t)	0.46	0.52	0.53
Gold ounces produced	35,400	54,388	51,051
Silver ounces produced	3,761,060	5,037,983	4,713,574
Gold ounces sold	36,052	52,789	54,642
Silver ounces sold	3,844,556	4,854,579	4,931,368
Costs applicable to sales per gold ounce(1)	$1,251	$941	$889
Costs applicable to sales per silver ounce(1)	$14.34	$11.54	$12.04
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Gold and silver production decreased 35% and 25%, respectively, due to lower placement rates caused by the planned commissioning of the new crushing circuit in the second half of 2019, unplanned downtime, and lower gold and silver grades. Metal sales were $112.0 million, or 16% of Coeur’s metal sales, compared with $141.8 million, or 23% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 33% and 24%, respectively, due to a one-time charge associated with the operation’s power costs, lower production and planned mining equipment maintenance, partially offset by lower crushing costs. Amortization decreased to $18.0 million due to lower ounces sold. Capital expenditures increased to $22.6 million from $9.9 million due to the commissioning of the new crushing circuit, including the HPGR unit, and POA 11 expansion related capital expenditures.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Gold and silver production increased 7% due to the timing of recoveries, partially offset by lower tons placed, which were anticipated following the decommissioning of a crusher. Metal sales were $141.8 million, or 23% of Coeur’s metal sales, compared with $152.7 million, or 22% of Coeur’s metal sales. Costs applicable to sales and amortization remained comparable. Capital expenditures decreased to $9.9 million from $40.9 million due to the completion of the Stage IV leach pad expansion in 2017. Capital expenditures focused on the purchase of mining equipment.
Kensington

	Year ended December 31,
	2019	2018	2017
Tons milled	658,378	641,058	668,727
Average gold grade (oz/t)	0.21	0.18	0.18
Average recovery rate	91.0%	92.3%	93.5%
Gold ounces produced	127,914	105,570	115,094
Gold ounces sold	130,495	106,555	125,982
Costs applicable to sales per gold ounce(1)	$917	$1,055	$922

(1)	See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Gold production increased 21% due to higher ore feed from the high-grade Jualin deposit. The Jualin ore feed, which drove the 17% increase in gold grade, together with lower contractor costs led to a 13% decrease in costs applicable to sales per gold ounce. Metal sales were $181.1 million, or 25% of Coeur’s metal sales, compared to $132.9 million, or 21% of Coeur’s metal sales. Amortization increased to $50.6 million due to a significantly higher number of ounces sold. Capital expenditures decreased to $23.5 million from $44.7 million due to lower underground development at Kensington, Jualin and Raven, infill drilling and mining equipment expenditures.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Gold production decreased 8% due to lower mill throughput resulting from lower mine production. Including the 8,208 gold ounces that were sourced from the Jualin deposit before commercial production was declared in December, gold production decreased by 1%. Metal sales were $132.9 million, or 21% of Coeur’s metal sales, compared to $154.5 million, or 22% of Coeur’s metal sales. Costs applicable to sales per ounce were 14% higher, primarily due to higher contractor costs and higher diesel costs. Amortization decreased to $29.5 million from $36.0 million due to higher life of mine reserves and lower ounces sold. Capital expenditures increased to $44.7 million resulting from increased underground development at Kensington, Jualin and Raven and higher mining equipment expenditures.
Wharf

	Year ended December 31,
	2019	2018	2017
Tons placed	4,613,359	4,923,774	4,560,441
Average gold grade (oz/t)	0.023	0.022	0.027
Gold ounces produced	84,172	76,840	95,372
Silver ounces produced	63,483	50,576	63,535
Gold ounces sold	84,999	75,572	98,237
Silver ounces sold	64,161	48,085	74,086
Costs applicable to sales per gold ounce(1)	$937	$879	$693

(1)	See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Gold production increased 10% largely driven by the stacking of higher-grade ore, partially offset by the impact of inclement weather, which diluted leach pad solutions, during the first half of 2019. Metal sales were $121.4 million, or 17% of Coeur’s metal sales, compared to $96.5 million, or 15% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 7% due to a $3.6 million inventory write-down related to lower expected recoveries from leach pad 1 and higher processing costs during the first half of 2019. Amortization increased to $12.3 million due to higher ounces sold. Capital expenditures were $2.2 million.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Gold production decreased 19% due to unplanned weather-related events and timing of leach pad recoveries. Metal sales were $96.5 million, or 15% of Coeur’s metal sales, compared to $125.9 million, or 18% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 27% due to lower production resulting from the completion of mining at the higher-grade Golden Reward deposit in 2017 and higher equipment rental and diesel costs. Amortization decreased to $11.1 million due to lower ounces sold. Capital expenditures decreased to $3.4 million due to lower mining equipment and process plant expenditures.

Silvertip

	Year ended December 31,
	2019	2018	2017
Tons milled	236,547	49,454	—
Average silver grade (oz/t)	6.84	6.19	—
Average zinc grade (%)	7.1%	6.2%	—
Average lead grade (%)	4.8%	4.0%	—
Average recovery rate – Ag	71.8%	59.6%	—
Average recovery rate – Zn	50.8%	67.8%	—
Average recovery rate – Pb	72.6%	52.5%	—
Silver ounces produced	1,161,926	182,254	—
Zinc pounds produced	17,103,427	4,181,033	—
Lead pounds produced	16,555,622	2,072,013	—
Silver ounces sold	1,164,470	222,974	—
Zinc pounds sold	18,154,521	4,375,995	—
Lead pounds sold	16,487,847	2,648,920	—
Costs applicable to sales per silver ounce(1)	$31.92	$55.91	$—
Costs applicable to sales per zinc pound(1)	$2.34	$3.34	$—
Costs applicable to sales per lead ounce(1)	$1.76	$3.23	$—

(1)	See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Metal sales were $44.3 million compared to $8.9 million. Costs applicable to sales per ounce were impacted by a $64.6 million write-down of metal inventory as a result of higher than expected maintenance costs and lower than expected production levels, grades and recovery rates. During the fourth quarter of 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of continued deterioration in zinc and lead market conditions as well as ongoing operating challenges primarily related to the processing facility. As a result of the impairment indicators, a recoverability test was performed and the Company concluded that the carrying value of the long-lived assets for the Silvertip property was impaired. A non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019. Amortization was $36.7 million. Capital expenditures decreased to $17.5 million from $52.9 million due to pre-production capitalization, construction of the 220-person camp in 2018 and lower conversion drilling in 2019.
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
The Company acquired Silvertip in October 2017. In September 2018, Silvertip commenced commercial production. Metal sales were $8.9 million, or 1% of Coeur’s metal sales. Costs applicable to sales were impacted by a $26.7 million write-down of metal inventory as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability and unfavorable changes in metal prices. Amortization was $5.2 million. Capital expenditures were $52.9 million primarily related to pre-production capital, underground mine development and capitalized exploration spending.

Liquidity and Capital Resources
At December 31, 2019, the Company had $57.0 million of cash, cash equivalents and restricted cash and $250.0 million available under its revolving credit facility (the “Facility”) provided pursuant to the credit agreement entered into in September, 2017 (as amended, the “Credit Agreement”) among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, and Bank of America, N.A, as administrative agent (the “Agent”), and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia (the “RCF Lenders”). Cash and cash equivalents decreased $59.4 million in the year ended December 31, 2019, primarily due to the Company’s debt reduction efforts including the repayment of the outstanding balance under the Facility, higher Silvertip operating costs, payment of contingent consideration of $18.7 million associated with the Silvertip acquisition and income and mining tax payments at Palmarejo, partially offset by lower capital expenditures, net proceeds of $123.1 million from the sale of 30.9 million shares in the Offerings (as defined in Note 19 -- Net Income (Loss) per Share) and strong operational results from Palmarejo, Kensington and Wharf.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the year ended December 31, 2019 was $91.9 million, compared to net cash provided by operating activities for the year ended December 31, 2018 of $20.1 million. Adjusted EBITDA from continuing operations for the year ended December 31, 2019 was $173.9 million, compared to $157.3 million for the year ended December 31, 2018 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Year ended December 31,
In thousands	2019	2018	2017
Cash flow before changes in operating assets and liabilities	$134,234	$112,350	$145,201
Changes in operating assets and liabilities:
Receivables	(2,739)	(9,260)	18,895
Prepaid expenses and other	280	4,876	(2,015)
Inventories	(62,998)	(44,488)	23,517
Accounts payable and accrued liabilities	23,103	(43,370)	11,562
Cash provided by (used in) continuing operating activities	$91,880	$20,108	$197,160
Net cash provided by operating activities increased $71.8 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to 5% higher sales of gold at 10% higher average realized prices, the prepayment for deliveries of concentrate from Kensington of $15.0 million, the timing of payments for accounts payables across the company and lower income and mining tax payments at Palmarejo in 2019 when compared to 2018, partially offset by lower than anticipated production at Silvertip that resulted in a $64.6 million write-down of metals inventory. Revenue for the year ended December 31, 2019 increased $85.6 million, of which $48.4 million was due primarily to higher average realized gold and silver prices and $37.2 million was due primarily to higher volume of gold, zinc and lead sales.
Cash provided by operating activities decreased $177.1 million in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to lower sales of gold and silver (15% and 3%, respectively) at a lower operating margin per ounce. In addition, Silvertip incurred higher than anticipated operating costs that included a $26.7 million write-down of metals inventory, and income and mining tax payments made by Coeur Mexicana in 2018 pertaining to 2017 Palmarejo earnings. Revenue for the year ended December 31, 2018 decreased $83.7 million, $72.8 million of which was due to lower ounces sold and $10.9 million was due to lower average realized prices.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the year ended December 31, 2019 was $92.6 million compared to $102.0 million in the year ended December 31, 2018. Cash used in investing activities decreased primarily due lower capital expenditures, partially offset by receipt of $19.0 million of proceeds under the Manquiri Notes Receivable (as defined in Note 22 -- Discontinued Operations) in 2018. The Company had capital expenditures of $99.8 million in the year ended December 31, 2019 compared with $140.8 million in the year ended December 31, 2018. Capital expenditures in the year ended December 31, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo, POA 11 and the new crushing circuit, including the HPGR unit at Rochester. Capital expenditures in the year ended December 31, 2018 were primarily related to pre-production capital spending and the new 220-person camp at Silvertip, mining equipment at Kensington and underground development at Silvertip, Palmarejo and Kensington.

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
Cash Used in Financing Activities from Continuing Operations
Net cash used in financing activities in the year ended December 31, 2019 increased to $60.9 million compared to $5.2 million in the year ended December 31, 2018. During the year ended December 31, 2019, the Company repaid $135.0 million, net, of outstanding amounts under the Facility and made a payment of contingent consideration of $18.7 million associated with the Silvertip acquisition, partially offset by net proceeds of approximately $123.1 million from the sale of 30.9 million shares through an “at the market” offering. During the year ended December 31, 2018, the Company drew $35.0 million, net, from the Facility to repay a debt obligation of Silvertip and to finance working capital and general corporate purposes. As of December 31, 2019, there were no outstanding amounts under the Facility.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2019 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations:
2024 Senior Notes	$230,000	$—	$—	$230,000	$—
Revolving Credit Facility(1)	—	—	—	—	—
Interest on debt	$61,657	14,642	41,385	5,630	—
	291,657	14,642	41,385	235,630	—

Finance lease obligations(2)	75,879	25,661	42,171	7,912	135

Operating lease obligations:
Hyak mining lease (Kensington mine)	885	291	594	—	—
Operating leases	60,181	13,319	25,807	21,055	—
	61,066	13,610	26,401	21,055	—
Other long-term obligations:
Reclamation and mine closure(3)	344,760	3,114	5,307	52,306	284,033
Severance payments(4)	7,817	—	—	—	7,817
Unrecognized tax benefits(5)	3,690	—	—	—	—
Other long-term obligations	17,730	1,175	2,349	2,314	11,892
	373,997	4,289	7,656	54,620	303,742
Total	$802,599	$58,202	$117,613	$319,217	$303,877

(1)	The Company had all $250.0 million available under the Facility as of December 31, 2019.

(2)	The Company has entered into various finance lease agreements for commitments primarily over the next five years.

(3)
Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim mining properties. This amount will decrease as reclamation work is completed. Amounts shown on the table are undiscounted.

(4)	Accrued government-mandated severance at the Palmarejo complex.

(5)	The Company is unable to reasonably estimate the timing of recognition of unrecognized tax benefits beyond 2019 due to uncertainties in the timing of the effective settlement of tax positions.

Environmental Compliance Expenditures
For the years ended December 31, 2019, 2018, and 2017, the Company spent $8.2 million, $7.9 million, and $6.5 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2020 will be approximately $10.0 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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
The Company’s gold stream agreement with Franco-Nevada provided for a $20.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The stream agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.
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
Amortization
The Company amortizes its property, plant, and equipment, mining properties, and mine development using the units-of-production method over the estimated life of the ore body generally based on its proven and probable reserves or the straight-line method over the useful life, whichever is shorter. The accounting estimates related to amortization are critical accounting estimates because (1) the determination of reserves involves uncertainties with respect to the ultimate geology of its reserves and the assumptions used in determining the economic feasibility of mining those reserves and (2) changes in estimated proven and probable reserves and asset useful lives can have a material impact on net income.
Impairment of Long-lived Assets
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold, silver, lead and zinc prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.
During 2019, the Company recorded a non-cash impairment charge of $250.8 million. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, in the amounts of $43.6 million, $201.5 million and $5.7 million, respectively.
Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold, silver, lead and zinc that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
Gold, silver, zinc and lead prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional Impairment of Long-lived Assets.
Ore on Leach Pads
The heap leach process is a process of extracting silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at lower of cost or net realizable value, with cost being determined using a weighted average cost method.
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
The Company, from time to time, uses derivative contracts to protect the Company’s exposure to fluctuations in metal prices. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. For derivatives not designated as hedging instruments, the Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments not designated as hedging instruments are recorded each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net or Revenue. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates.
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

The Company has asserted indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not record a
U.S. deferred tax liability for foreign earnings that meet the indefinite reversal criteria. Refer to Note 14 -- Income and Mining Taxes for further discussion on our assertion.
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
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2019 and the Company adopted it using the cumulative-effect adjustment transition method approved by the FASB in July 2018, which does not require the Company to recast the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company has elected to utilize the transition related practical expedients permitted by the new standard. In addition to existing capital leases and other financing obligations, the adoption of the new standard resulted in the recognition of additional right-of-use assets and lease liabilities related to operating leases of approximately $65.0 million. These changes did not materially impact the Company’s consolidated net income, financial position or cash flows.

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

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 22 -- to the Consolidated Financial Statements. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.

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

	Year ended December 31,
In thousands except per share amounts	2019	2018	2017
Net income (loss)	$(341,203)	$(48,405)	$(1,319)
(Income) loss from discontinued operations, net of tax	(5,693)	(550)	12,244
Fair value adjustments, net	(16,030)	(3,638)	864
Foreign exchange loss (gain)	5,900	8,611	1,562
(Gain) loss on sale of assets and securities	714	(19)	1
Impairment of long-lived assets	250,814	—	—
Silvertip inventory write-down	64,610	26,720	—
Wharf inventory write-down	3,596	—	—
Loss on debt extinguishment	1,282	—	9,342
Receivable write-down	1,040	6,536	—
Interest income on notes receivables	(198)	(1,776)	—
Manquiri sale consideration write-down	—	18,599	—
Rochester In-Pit crusher write-down	—	3,441	—
Mexico inflation adjustment	—	(1,939)	—
Transaction costs	—	5	3,757
Impairment of equity and debt securities	—	—	426
Gain on sale of Joaquin project	—	—	(21,138)
Gain on repurchase of Rochester royalty	—	—	(2,332)
Tax effect of adjustments(1)	(19,415)	(9,750)	816
Adjusted net income (loss)	$(54,583)	$(2,165)	$4,223

Adjusted net income (loss) per share - Basic	$(0.25)	$(0.01)	$0.02
Adjusted net income (loss) per share - Diluted	$(0.25)	$(0.01)	$0.02
(1) For the year ended December 31, 2019, tax effect of adjustments of $19.4 million (-6%) is primarily related to the write-down of Silvertip inventory.
For the year ended December 31, 2018, tax effect of adjustments of $9.8 million (-20%) is primarily related to the write-down of Silvertip start-up costs.
For the year ended December 31, 2017, tax effect of adjustments of $0.8 million (-10%) is primarily related to a taxable gain on the sale of the Joaquin project and deferred taxes on the Metalla transaction

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the 2024 Senior Notes Indenture (as such term is defined in Note 12 -- Debt) and the Facility to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Year ended December 31,
In thousands except per share amounts	2019	2018	2017
Net income (loss)	$(341,203)	$(48,405)	$(1,319)
(Income) loss from discontinued operations, net of tax	(5,693)	(550)	12,244
Interest expense, net of capitalized interest	24,771	24,364	16,440
Income tax provision (benefit)	(11,129)	(16,780)	28,998
Amortization	178,876	128,473	146,549
EBITDA	(154,378)	87,102	202,912
Fair value adjustments, net	(16,030)	(3,638)	864
Foreign exchange (gain) loss	4,346	9,069	(1,281)
Asset retirement obligation accretion	12,154	11,116	8,983
Inventory adjustments and write-downs	5,904	2,093	1,806
(Gain) loss on sale of assets and securities	714	(19)	1
Impairment of long-lived assets	250,814	—	—
Silvertip inventory write-down	64,610	26,720	—
Wharf inventory write-down	3,596	—	—
Loss on debt extinguishment	1,282	—	9,342
Receivable write-down	1,040	6,536	—
Interest income on notes receivables	(198)	(1,776)	—
Manquiri sale consideration write-down	—	18,599	—
Rochester In-Pit crusher write-down	—	3,441	—
Mexico inflation adjustment	—	(1,939)	—
Transaction costs	—	5	3,757
Gain on sale of Joaquin project	—	—	(21,138)
Gain on repurchase of Rochester royalty	—	—	(2,332)
Impairment of equity and debt securities	—	—	426
Adjusted EBITDA	$173,854	$157,309	$203,340

Free Cash Flow
Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By (used in) Operating Activities of Continuing Operations less Capital expenditures from continuing operations as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities of Continuing Operations, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flow from continuing operations	$91,880	$20,108	$197,160
Capital expenditures from continuing operations	99,772	140,787	136,734
Free cash flow	$(7,892)	(120,679)	60,426
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

Year Ended December 31, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$201,306	$118,246	$170,194	$92,969	$145,496	$728,211
Amortization	(59,379)	(18,041)	(50,592)	(12,280)	(36,738)	(177,030)
Costs applicable to sales	$141,927	$100,205	$119,602	$80,689	$108,758	$551,181

Metal Sales
Gold ounces	116,104	36,052	130,495	84,999		367,650
Silver ounces	6,841,380	3,844,556		64,161	1,164,470	11,914,567
Zinc pounds					18,154,521	18,154,521
Lead pounds					16,487,847	16,487,847

Costs applicable to sales
Gold ($/oz)	$685	$1,251	$917	$937
Silver ($/oz)	$9.13	$14.34			$31.92
Zinc ($/lb)					$2.34
Lead ($/lb)					$1.76

Year Ended December 31, 2018

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$180,832	$126,586	$141,872	$78,273	$40,855	$568,418
Amortization	(60,744)	(20,909)	(29,508)	(11,072)	(5,235)	(127,468)
Costs applicable to sales	$120,088	$105,677	$112,364	$67,201	$35,620	$440,950

Metal Sales
Gold ounces	115,592	52,789	106,555	75,572		350,508
Silver ounces	7,229,179	4,854,579		48,085	222,974	12,354,817
Zinc pounds					4,375,995	4,375,995
Lead pounds					2,648,920	2,648,920

Costs applicable to sales
Gold ($/oz)	$561	$941	$1,055	$879
Silver ($/oz)	$7.64	$11.54			$55.91
Zinc ($/lb)					$3.34
Lead ($/lb)					$3.23

Year Ended December 31, 2017

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Endeavor	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$219,920	$130,227	$152,118	$82,334	$1,046	$585,645
Amortization	(73,744)	(22,306)	(36,022)	(13,012)	(301)	(145,385)
Costs applicable to sales	$146,176	$107,921	$116,096	$69,322	$745	$440,260

Metal Sales
Gold ounces	131,743	54,642	125,982	98,237		410,604
Silver ounces	7,586,154	4,931,368		74,086	107,027	12,698,635

Costs applicable to sales
Gold ($/oz)	$588	$889	$922	$693
Silver ($/oz)	$9.06	$12.04			$6.96

Reconciliation of Costs Applicable to Sales for 2020 Guidance

In thousands except per ounce amounts	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$214,717	$132,647	$184,651	$100,828
Amortization	(57,235)	(20,798)	(62,001)	(13,403)
Costs applicable to sales	$157,482	$111,849	$122,650	$87,425
By-product credit	—	—	—	(806)
Adjusted costs applicable to sales	$157,482	$111,849	$122,650	$86,619

Metal Sales
Gold ounces	102,500	30,000	125,000	82,200
Silver ounces	7,000,000	5,300,000	—	46,700

Revenue Split
Gold	53%	35%	100%	100%
Silver	47%	65%	—	—

Adjusted costs applicable to sales
Gold ($/oz)	$785 - $885	$1,175 - $1,325	$900 - $1,000	$1,025 - $1,125
Silver ($/oz)	$10.35 - $11.35	$13.25 - $14.50

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 17 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold, Silver, Zinc and Lead Prices
Gold, silver, zinc, and lead prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold, silver, zinc, and lead.
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 96,000 ounces of gold at December 31, 2019 that settle monthly through August 2020. The weighted average strike prices on the put and call contracts are $1,408 and $1,803 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At December 31, 2019, the value of the put and call zero cost collars contracts was a net liability of $0.1 million. For the year ended December 31, 2019, the Company had not recognized any amount of gain or loss related to outstanding options in Revenue and the entire amount was included in accumulated other comprehensive income (loss). A 10% decrease in the price of gold at December 31, 2019 would result in a gain of $4.2 million. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on zinc at December 31, 2018 that settled in January 2019.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in gold, silver, zinc and lead prices resulted in provisional pricing mark-to-market gain of $0.3 million as of December 31, 2019.
At December 31, 2019, the Company had outstanding provisionally priced sales of 11,054 ounces of gold at an average price of $1,471, 0.5 million ounces of silver at an average price of $17.89, 10.4 million pounds of zinc at an average price of $1.03 and 6.2 million pounds of lead at an average price of $0.88. A 10% change in realized gold, silver, zinc and lead prices would cause revenue to vary by $4.0 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign exchange forward and/or option contracts when the Company believes such contracts would be beneficial. The Company had no outstanding foreign exchange contracts at December 31, 2019.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at December 31, 2019.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Account Standards Update (“ASU”) 2016-02, Leases.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Ore on Leach Pads - Rochester Mine
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s ore on leach pads balance for the Rochester mine is $119 million at December 31, 2019. This is a current balance of $48 million and a non-current balance of $71 million. The measurement and valuation of the ore on leach pads balance involves significant management estimates and assumptions related to the measure of metal content of ore placed on the leach pads, including recovery rates and ore grades. The balance is determined based on actual production costs incurred to produce and place ore on the leach pads, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads for the Rochester mine as a critical audit matter.
The principal considerations for our determination that the measurement and valuation for Rochester’s ore on leach pads is a critical audit matter are that certain management assumptions are complex and have a higher degree of estimation uncertainty and that changes in these assumptions could have a significant impact on the balance. In turn, auditing Rochester’s ore on leach pads requires significant auditor judgment.
Our audit procedures related to the accounting for Rochester’s ore on leach pads included the following, among others.

•
We obtained and tested Rochester’s 2019 roll forward of the estimated ounces and costs added to, recovered from, and the resulting ending amounts of ounces and costs of the ore on leach pads balance, including testing of certain assumptions, such as recovery rates and ore grades.

•	For the roll forward of estimated ounces, we assessed the completeness and accuracy of mining production information, including crusher tonnage data and truck load tonnage information.

•	We evaluated management’s laboratory procedures related to assay testing used to estimate ore grade.

•
We evaluated the company’s use of specialists and their qualifications and experience related to their input on the recovery rates and ore grades estimates used by management in its calculation of ore on leach pads.

•	We assessed the estimated timing of recoveries, which management uses in classifying current and non-current portions of the ore on leach pads balance.

•
We tested the operating effectiveness of management’s controls over mining production information, estimating the recovery rates, ore grades, and inventory roll forward related to recording Rochester’s balance of ore on lead pads.

Reclamation
As described in Notes 2 and 13 to the consolidated financial statements, the Company’s consolidated reclamation liability balance for its operating sites was $134 million at December 31, 2019. The calculation of the reclamation liability involves significant management estimates and assumptions related to the amount and timing of reclamation costs and applicable inputs used in the calculation, such as discount rates. Management uses specialists to provide support in its assessment. We identified the reclamation liability valuation as a critical audit matter.
The principal considerations for our determination that the valuation of the reclamation liability is a critical audit matter are that certain management assumptions are complex and have a higher degree of estimation uncertainty and that changes in these assumptions could differ from current estimates and have a significant impact of the reclamation balance. In turn, auditing the reclamation liability requires significant auditor judgment.
Our audit procedures related to the reclamation liability included the following, among others.

•	We obtained management’s estimate of future reclamation costs, and compared a sample of estimated reclamation costs to appropriate underlying documentation, such as vendor support.

•	We compared a sample of the timing of the estimated reclamation costs to appropriate underlying documentation, such as the life of mine plans.

•	We evaluated the competence and objectivity of the management’s specialists who assisted with determining the reclamation cost estimates.

•	We obtained management’s calculation of the reclamation liability and evaluated the appropriateness of significant inputs, such as the estimated discount rates.

•
We tested the operating effectiveness of management’s controls over estimating the future reclamation costs, the timing of these costs and inputs into the calculation of the reclamation liability, such as estimated discount rates.

Impairment of Long-lived Assets
As described in Notes 2, 4 and 16 to the financial statements, during the year ended December 31, 2019, the Company recognized an impairment of Silvertip’s long-lived assets in the total amount of $251 million. As the impairment charge and the remaining property, plant and equipment and mining properties of the Silvertip mine are significant balances, we considered management’s assessment of the impairment as a critical audit matter.
The principal considerations for our determination that the impairment of the long-lived assets of the Silvertip mine is a critical audit matter are that management’s calculation of the fair value of Silvertip’s long-lived assets was estimated using a discounted future cash flow approach and includes certain management assumptions that are complex and have a higher degree of estimation uncertainty and that changes in these assumptions could have a significant impact on the balances. The discounted cash flow model used significant unobservable inputs. These assumptions include estimated quantities of recoverable minerals, expected lead, zinc and silver prices, treatment charges, production levels, operating costs, capital requirements and discount rates. Included in recoverable minerals is existing proven and probable reserves and an estimated value for mineralization other than proven and probable reserves, including exploration potential. Performing audit procedures to evaluate management’s assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists.
Our audit procedures related to Silvertip impairment included the following, among others.

•
We obtained and tested management’s discounted future cash flow calculation, including significant assumptions such as estimated quantities of recoverable minerals, expected lead, zinc and silver prices, treatment charges, production levels, operating costs, capital requirements, and discount rates.

•
We evaluated the competence and objectivity of the management’s specialists who assisted with preparing the discounted cash flow analysis, including those involved in determining the recoverable minerals.

•	We compared the amount of proven and probable reserves and an estimated value for mineralization other that proven and probable reserves to publicly available information.

•	We compared the expected lead, zinc and silver pricing to available market information

•
We evaluated the reasonableness for management’s forecasts of production levels, operating costs, and capital requirement by comparing to historical results and internal communications to management and the Board of Directors and external communications made by management to analysts and investors

•	We utilized a valuation specialist to assist in testing the discount rate included in the Company’s discounted cash flow calculation

•	We tested the operating effectiveness of management’s controls over the discounted future cash flow calculation, including the controls related the development of the associated assumptions.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.

Chicago, Illinois
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
February 19, 2020

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2019	December 31, 2018
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$55,645	$115,081
Receivables	5	18,666	29,744
Inventory	6	55,886	66,279
Ore on leach pads	6	66,192	75,122
Prepaid expenses and other		14,047	11,393
		210,436	297,619
NON-CURRENT ASSETS
Property, plant and equipment, net	8	248,789	298,451
Mining properties, net	9	711,955	971,567
Ore on leach pads	6	71,539	66,964
Restricted assets		8,752	12,133
Equity and debt securities	7	35,646	17,806
Receivables	5	28,709	31,151
Other		62,810	16,809
TOTAL ASSETS		$1,378,636	$1,712,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$69,176	$47,210
Accrued liabilities and other	23	95,616	82,619
Debt	12	22,746	24,937
Reclamation	13	3,114	6,552
		190,652	161,318
NON-CURRENT LIABILITIES
Debt	12	272,751	433,889
Reclamation	13	133,417	128,994
Deferred tax liabilities		41,976	79,070
Other long-term liabilities		72,836	56,717
		520,980	698,670
COMMITMENTS AND CONTINGENCIES	21
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 241,529,021 issued and outstanding at December 31, 2019 and 203,310,443 at December 31, 2018		2,415	2,033
Additional paid-in capital		3,598,472	3,443,082
Accumulated other comprehensive income (loss)		(136)	(59)
Accumulated deficit		(2,933,747)	(2,592,544)
		667,004	852,512
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,378,636	$1,712,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year ended December 31,
		2019	2018	2017
	Notes	In thousands, except share data
Revenue	3	$711,502	$625,904	$709,598
COSTS AND EXPENSES
Costs applicable to sales(1)	3	551,181	440,950	440,260
Amortization		178,876	128,473	146,549
General and administrative		34,493	31,345	33,616
Exploration		22,527	25,397	30,311
Impairment of long-lived assets	4	250,814	—	—
Pre-development, reclamation, and other		18,421	20,043	18,936
Total costs and expenses		1,056,312	646,208	669,672
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	12	(1,281)	—	(9,342)
Fair value adjustments, net	16	16,030	3,638	(864)
Interest expense, net of capitalized interest	12	(24,771)	(24,364)	(16,440)
Other, net	18	(3,193)	(24,705)	26,643
Total other income (expense), net		(13,215)	(45,431)	(3)
Income (loss) before income and mining taxes		(358,025)	(65,735)	39,923
Income and mining tax (expense) benefit	14	11,129	16,780	(28,998)
Income (loss) from continuing operations		$(346,896)	$(48,955)	$10,925
Income (loss) from discontinued operations	22	5,693	550	(12,244)
NET INCOME (LOSS)		$(341,203)	$(48,405)	$(1,319)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on cash flow hedges		(136)	—	—
Unrealized gain (loss) on debt and equity securities		59	26	3,227
Reclassification adjustments for impairment of equity securities		—	—	426
Reclassification adjustments for realized (gain) loss on sale of equity securities		—	—	1,354
Other comprehensive income (loss)		(77)	26	5,007
COMPREHENSIVE INCOME (LOSS)		$(341,280)	$(48,379)	$3,688

NET INCOME (LOSS) PER SHARE	19
Basic income (loss) per share:
Net income (loss) from continuing operations		$(1.59)	$(0.26)	$0.06
Net income (loss) from discontinued operations		0.03	—	(0.07)
Basic(2)		$(1.56)	$(0.26)	$(0.01)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(1.59)	$(0.26)	$0.06
Net income (loss) from discontinued operations		0.03	—	(0.07)
Diluted(2)		$(1.56)	$(0.26)	$(0.01)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended December 31,
		2019	2018	2017
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(341,203)	$(48,405)	$(1,319)
(Income) loss from discontinued operations		(5,693)	(550)	12,244
Adjustments:
Amortization		178,876	128,473	146,549
Accretion		12,147	13,933	9,980
Deferred taxes		(36,817)	(48,441)	(13,888)
Loss on debt extinguishment	12	1,281	—	9,342
Fair value adjustments, net	16	(16,030)	(3,638)	864
Stock-based compensation	15	9,189	8,328	10,541
Gain on sale of the Joaquin project		—	—	(21,138)
Impairment of long-lived assets	4	250,814	—	—
Write-downs	5,6	69,246	55,297	—
Deferred revenue recognition	21	(1,857)	—	—
Other		14,281	7,353	(7,974)
Changes in operating assets and liabilities:
Receivables		(2,739)	(9,260)	18,895
Prepaid expenses and other current assets		280	4,876	(2,015)
Inventory and ore on leach pads		(62,998)	(44,488)	23,517
Accounts payable and accrued liabilities		23,103	(43,370)	11,562
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		91,880	20,108	197,160
CASH PROVIDED BY (USED IN )OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(2,690)	11,296
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		91,880	17,418	208,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(99,772)	(140,787)	(136,734)
Acquisitions, net	10	—	6,914	(156,248)
Proceeds from the sale of assets		1,033	577	16,705
Purchase of investments		(5,023)	(426)	(15,058)
Sale of investments		2,109	12,713	11,321
Proceeds from notes receivable		7,168	19,000	—
Other		1,919	11	2,864
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(92,566)	(101,998)	(277,150)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(28,470)	(1,392)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(92,566)	(130,468)	(278,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19	123,059	—	—
Issuance of notes and bank borrowings, net of issuance costs	12	60,000	95,000	342,620
Payments on debt, finance leases, and associated costs	12	(221,854)	(95,059)	(203,045)
Silvertip contingent consideration	21	(18,697)	—	—
Other		(3,404)	(5,160)	(3,746)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(60,896)	(5,219)	135,829
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	(22)	(84)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(60,896)	(5,241)	135,745
Effect of exchange rate changes on cash and cash equivalents		531	28	203
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(61,051)	(118,263)	65,862
Less net cash used in discontinued operations(1)		—	(32,930)	(10,939)
		(61,051)	(85,333)	76,801
Cash, cash equivalents and restricted cash at beginning of period		118,069	203,402	126,601
Cash, cash equivalents and restricted cash at end of period		$57,018	$118,069	$203,402
(1) Less net cash used in discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748 and $20,759 during the years ended December 31, 2018 and 2017.
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2016	180,933	$1,809	$3,314,590	$(2,545,424)	$(2,488)	$768,487
Net income (loss)	—	—	—	(1,319)	—	(1,319)
Other comprehensive income (loss)	—	—	—	—	5,007	5,007
Common stock issued for acquisitions	4,192	42	35,965	—	—	36,007
Common stock issued under stock-based compensation plans, net	513	5	6,790	—	—	6,795
Balances at December 31, 2017	185,638	1,856	3,357,345	(2,546,743)	2,519	814,977
Net income (loss)	—	—	—	(48,405)	—	(48,405)
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	26	26
Common stock issued for acquisitions	16,390	163	82,505	—	—	82,668
Common stock issued under stock-based compensation plans, net	1,282	14	3,232	—	—	3,246
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	(59)	852,512
Net income (loss)	—	—	—	(341,203)	—	(341,203)
Other comprehensive income (loss)	—	—	—	—	(77)	(77)
Common stock issued for the extinguishment of Senior Notes	4,453	45	21,246	—	—	21,291
Common stock issued under "at the market" stock offering	30,850	309	122,523	—	—	122,832
Common stock issued for Silvertip contingent consideration payment	953	8	5,965	—	—	5,973
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,963	20	5,656	—	—	5,676
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
Coeur Mining, Inc. (“Coeur” or “the Company”) is primarily a gold and silver producer with five operating mines located in the United States, Canada and Mexico and several exploration projects in North America. Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d’Alene Mines Corporation and on May 16, 2013, changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc. Coeur’s corporate headquarters are in Chicago, Illinois. The cash flow and profitability of the Company's operations are significantly impacted by the market price of gold, silver, zinc and lead, which are affected by numerous factors beyond the Company's control.

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
Principles of Consolidation
The Consolidated Financial Statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Wharf Resources (U.S.A.), Inc., Coeur Silvertip Holdings Ltd. All intercompany balances and transactions have been eliminated.
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
The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company estimates the quantity of ore by utilizing global positioning satellite survey techniques. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré at the Rochester mine and a form of gold concentrate at the Wharf mine, representing the final product produced by each mine. The inventory is stated at lower of cost or net realizable value, with cost being determined using a weighted average cost method.
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
Metal and Other Inventory
Inventories include concentrate, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. Concentrate and doré inventory includes product at the mine site and product held by refineries. Metal inventory costs include direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities.
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
Mining Properties and Mine Development
Capitalization of mine development costs begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization are classified as proven and probable reserves are capitalized if a project is in pre-production phase or expensed and classified as Exploration or Pre-development if the project is not yet in pre-production. Mine development costs are amortized using the units of production method over the estimated life of the ore body generally based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineralized material into proven and probable reserves. The Company’s assessment is based on

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life.
In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $7.5 million and $18.6 million at December 31, 2019 and 2018, respectively, were capitalized.
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
Impairment of Long-lived Assets
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold, silver, lead and zinc prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.
Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold, silver, lead and zinc that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
During the fourth quarter of 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of continued deterioration in zinc and lead market conditions as well as ongoing challenges related to the processing facility. As a result of the impairment indicators, a recoverability test was performed and the Company concluded that the long-lived assets for the Silvertip property was impaired. A non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, in the amounts of $43.6 million,$201.5 million and $5.7 million, respectively. See Note 4 -- Impairment of Long-lived Assets and 16 -- Fair Value Measurements for additional detail of the impairment and assumptions used in the determination of the fair value of the long-lived assets tested for impairment.
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
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2019 and 2018, the Company held certificates of deposit and cash under these agreements of $8.8 million and $12.3 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
Leases
We determine if an arrangement is, or contains, a lease at the inception date. Operating leases are included in Other assets, non-current with the related liabilities included in Accrued liabilities and Other and Other long-term liabilities. Assets under finance leases, which primarily represent property and equipment , are included in Property, plant and equipment, net, with the related liabilities included in debt, current and debt, non-current on the Consolidated Balance Sheet.
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company, from time to time, uses derivative contracts to protect the Company’s exposure to fluctuations in metal prices. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. For derivatives not designated as hedging instruments, the Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments not designated as hedging instruments are recorded each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net or Revenue. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates. See Note 17 -- Derivative Financial Instruments and Hedging Activities for additional information.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Year ended December 31,
In thousands	2019	2018	2017
Opening Balance	$12,918	$14,883	$19,281
Revenue Recognized	(1,857)	(1,965)	(4,398)
Closing Balance	$11,061	$12,918	$14,883

In December 2019, the Company received a $15.0 million prepayment for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined below). The Company expects to recognize the full value of the accrued liability by June 2020 when it satisfies the performance obligation of transferring control of the concentrate to the customer. See Note 21 -- Commitments and Contingencies for additional detail.

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases,” which required lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes became effective for the Company’s fiscal year beginning January 1, 2019 and the Company adopted it using the cumulative-effect adjustment transition method approved by the FASB in July 2018, which did not require the Company to recast the comparative periods presented when transitioning to the new guidance on January 1, 2019. The Company elected to utilize the transition related practical expedients permitted by the new standard. In addition to existing capital leases and other financing obligations, the adoption of the new standard resulted in the recognition of additional right-of-use assets and lease liabilities related to operating leases of approximately $65.0 million. These changes did not materially impact the Company’s consolidated net income, financial position or cash flows.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2020. We do not expect the new credit loss standard to have a material effect on our financial position, results of operations or cash flows.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo complex, and the Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip mine is engaged in the discovery, mining, and production of silver, zinc and lead. Silvertip commenced commercial production in September 2018. Other includes the Sterling/Crown project and La Preciosa project, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Year ended December 31, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip (3)	Other	Total
Revenue
Gold sales	$141,669	$50,225	$181,111	$120,342	$—	$—	$493,347
Silver sales	111,032	61,799	—	1,072	17,575	—	191,478
Zinc sales	—	—	—	—	12,806	—	12,806
Lead sales	—	—	—	—	13,871	—	13,871
Metal sales	252,701	112,024	181,111	121,414	44,252	—	711,502
Costs and Expenses
Costs applicable to sales(1)	141,927	100,205	119,602	80,689	108,758	—	551,181
Amortization	59,379	18,041	50,592	12,280	36,738	1,846	178,876
Exploration	5,658	657	5,588	272	2,469	7,883	22,527
Write-downs	—	—	—	—	250,814	—	250,814
Other operating expenses	4,591	4,572	1,248	2,832	1,216	38,455	52,914
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,281)	(1,281)
Fair value adjustments, net	—	—	—	—	—	16,030	16,030
Interest expense, net	(444)	(1,015)	(1,333)	(100)	(1,137)	(20,742)	(24,771)
Other, net	(4,798)	(378)	(704)	89	(557)	3,155	(3,193)
Income and mining tax (expense) benefit	(14,257)	(709)	—	(3,041)	32,084	(2,948)	11,129
Income (loss) from continuing operations	$21,647	$(13,553)	$2,044	$22,289	$(325,353)	$(53,970)	$(346,896)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$5,693	$5,693
Segment assets(2)	$319,292	$284,878	$194,076	$84,765	$164,125	$168,647	$1,215,783
Capital expenditures	$32,658	$22,592	$23,513	$2,220	$17,504	$1,285	$99,772

(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) Subsequent to the end of the period covered by this Report, the Company made the decision to temporarily suspend mining and processing activities at Silvertip as a result of further deterioration in zinc and lead market conditions as well as processing facility-related challenges. The Company plans to (i) double its exploration investment in 2020 to potentially further expand the mineralized material and extend the mine life, and (ii) pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$131,758	$66,556	$132,924	$95,770	—	$—	$427,008
Silver sales	113,998	75,252	—	746	3,157	—	193,153
Zinc sales	—	—	—	—	3,612	—	3,612
Lead sales	—	—	—	—	2,131	—	2,131
Metal sales	245,756	141,808	132,924	96,516	8,900	—	625,904
Costs and Expenses
Costs applicable to sales(1)	120,088	105,677	112,364	67,201	35,620	—	440,950
Amortization	60,744	20,909	29,508	11,072	5,235	1,005	128,473
Exploration	10,516	332	5,871	104	2,748	5,826	25,397
Other operating expenses	3,043	7,071	1,721	2,686	303	36,564	51,388
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	3,638	3,638
Interest expense, net	(2,137)	(466)	(973)	(40)	(766)	(19,982)	(24,364)
Other, net	(8,308)	(1,211)	2,795	(834)	(370)	(16,777)	(24,705)
Income and mining tax (expense) benefit	(15,724)	(874)	—	(1,063)	16,057	18,384	16,780
Income (loss) from continuing operations	$25,196	$5,268	$(14,718)	$13,516	$(20,085)	$(58,132)	$(48,955)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$550	$550
Segment assets(2)	$363,024	$269,903	$224,460	$102,246	415,998	$175,040	$1,550,671
Capital expenditures	$29,425	$9,919	$44,738	$3,382	52,932	$391	$140,787
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Year ended December 31, 2017	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$146,187	$68,964	$154,469	$124,629	—	$—	$494,249
Silver sales	128,622	83,716	—	1,272	—	1,739	215,349
Metal sales	274,809	152,680	154,469	125,901	—	1,739	709,598
Costs and Expenses
Costs applicable to sales(1)	146,176	107,921	116,096	69,322	—	745	440,260
Amortization	73,744	22,306	36,022	13,012	—	1,465	146,549
Exploration	11,924	1,352	8,604	320	—	8,111	30,311
Other operating expenses	1,263	3,394	1,412	2,468	153	43,862	52,552
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,342)	(9,342)
Fair value adjustments, net	—	(864)	—	—	—	—	(864)
Interest expense, net	(487)	(496)	(413)	(66)	(2,212)	(12,766)	(16,440)
Other, net	(851)	2,193	(922)	172	1,142	24,909	26,643
Income and mining tax (expense) benefit	(24,330)	(1,028)	—	(3,936)	(932)	1,228	(28,998)
Income (loss) from continuing operations	$16,034	$17,512	$(9,000)	$36,949	$(2,155)	$(48,415)	$10,925
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$(12,244)	$(12,244)
Segment assets(2)	$377,621	$239,223	$212,588	$104,010	339,369	$71,742	$1,344,553
Capital expenditures	$29,902	$40,874	$36,248	$8,844	17,684	$3,182	$136,734
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets	December 31, 2019	December 31, 2018
Total assets for reportable segments	$1,215,783	$1,550,671
Cash and cash equivalents	55,645	115,081
Other assets	107,208	46,748
Total consolidated assets	$1,378,636	$1,712,500

Geographic Information

Long-Lived Assets	December 31, 2019	December 31, 2018
United States	$494,286	$515,649
Mexico	312,168	342,007
Canada	146,804	404,185
Other	7,486	8,177
Total	$960,744	$1,270,018

Revenue	Year ended December 31,
	2019	2018	2017
United States	$414,548	$371,248	$433,050
Mexico	252,701	245,756	274,809
Canada	44,253	8,900	—
Australia	—	—	1,739
Total	$711,502	$625,904	$709,598

The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had eight trading counterparties at December 31, 2019. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 68%, 77%, and 78% of total metal sales for the years ended December 31, 2019, 2018, and 2017, respectively. In November 2018, one of the refiners of the Company’s doré, RMC, a U.S.-based precious metals refiner, filed for protection under Chapter 11 of the United States Bankruptcy Code. See Note 5 -- Receivables for additional detail.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip mine are sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip mines amounted to approximately 32%, 23%, and 22% of total metal sales for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not materially adversely affect the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2019, 2018, and 2017 (in millions):

	Year ended December 31,
Customer	2019	2018	2017	Segments reporting revenue
Asahi	$341.0	$213.0	$124.1	Palmarejo, Wharf, Rochester
Ocean Partners	149.7	74.8	—	Silvertip, Kensington
Techemet Metal Trading	9.4	83.3	104.8	Rochester, Wharf
RMC	—	71.7	132.4	Palmarejo, Rochester
China National Gold	—	54.1	137.5	Kensington

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – IMPAIRMENT OF LONG-LIVED ASSETS
During the fourth quarter of 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of further deterioration in zinc and lead market conditions as well as processing facility-related challenges. As a result of the impairment indicators, a recoverability test was performed and the Company concluded that the carrying value of the long-lived assets for the Silvertip property was impaired. A non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, $43.6 million, $201.5 million and $5.7 million, respectively. Subsequent to the end of the period covered by this Report, the Company made the decision to temporarily suspend active mining and processing activities. The Company plans to (i) double its exploration investment in 2020 to potentially further expand the mineralized material and extend the mine life, and (ii) pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow. See Note 16 -- Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

NOTE 5 – RECEIVABLES
Receivables consist of the following:

In thousands	December 31, 2019	December 31, 2018
Current receivables:
Trade receivables	$6,028	$5,147
Value added tax (“VAT”) receivable	10,729	18,609
Income tax receivable	105	6
Manquiri Notes Receivable	—	5,487
Other	1,804	495
	$18,666	$29,744
Non-current receivables:
VAT receivable(1)	$28,009	$26,817
RMC Receivable(2)	700	4,334
	28,709	31,151
Total receivables	$47,375	$60,895

(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 21 -- Commitments and Contingencies for additional detail.
(2) In November 2018, RMC, a U.S.-based precious metals refiner, filed Chapter 11 bankruptcy. Approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold was impacted by RMC’s bankruptcy filing. In September 2019, the Company received a partial settlement payment of $2.6 million in respect of its claims in the bankruptcy proceedings and as a result, the Company recorded a $1.0 million charge in Other, net, against the receivable balance to reflect the new carrying value of the Company’s remaining claims.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	December 31, 2019	December 31, 2018
Inventory:
Concentrate	6,557	$10,772
Precious metals	14,040	20,761
Supplies	35,289	34,746
	55,886	66,279
Ore on leach pads:
Current	66,192	75,122
Non-current	71,539	66,964
	137,731	142,086
Total inventory and ore on leach pads	$193,617	$208,365

In the year ended December 31, 2019 Silvertip recognized inventory write-downs of $64.6 million, which is recognized in Costs applicable to sales, as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability. It is possible that additional write-downs will be required as the Company works to optimize operations at Silvertip.

NOTE 7 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At December 31, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$17,725	$28,188
Integra Resources Corp.	5,000	—	355	5,355
Rockhaven Resources Ltd.	2,064	(376)	—	1,688
Other	1,304	(888)	—	415
Equity securities	$18,831	$(1,264)	$18,080	$35,646

	At December 31, 2018
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,695	$—	$2,852	$13,547
Rockhaven Resources, Ltd.	2,064	(452)	—	1,612
Other	1,376	(946)	—	430
Equity securities	$14,135	$(1,398)	$2,852	$15,589

Debt Securities
Metalla Royalty & Streaming Ltd.	$2,271	$(54)	$—	$2,217

Equity and debt securities	$16,406	$(1,452)	$2,852	$17,806

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the disaggregated gain (loss) on equity securities recognized in Income (loss) from continuing operations on the Consolidated Statements of Comprehensive Income:

	Year ended December 31,
In thousands	2019	2018	2017
Net gain (loss)	$16,208	$2,945	$1,356
Less: Realized (gain) loss	(860)	(7,964)	(1,356)
Unrealized gain (loss)	$15,348	$(5,019)	$—

The Company performs a quarterly assessment on its debt securities with unrealized losses to determine if the securities are other than temporarily impaired. At December 31, 2019, the Company had no remaining investments in debt securities.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2019	December 31, 2018
Land	$10,598	$10,082
Facilities and equipment	650,769	611,399
Assets under capital leases	$103,903	107,445
	765,270	728,926
Accumulated amortization(1)	$(537,046)	(486,371)
	228,224	242,555
Construction in progress	$20,565	55,896
Property, plant and equipment, net	248,789	$298,451

(1) Includes $42.2 million and $44.2 million of accumulated amortization related to assets under capital leases at December 31, 2019 and December 31, 2018, respectively.

NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2019	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Sterling	La Preciosa	Other	Total
Mine development	$260,838	$220,127	$50,146	$345,026	$34,165	$3,651	$—	$—	$913,953
Accumulated amortization	(179,894)	(155,079)	(9,623)	(230,869)	(20,071)	(678)	—	—	(596,214)
	80,944	65,048	40,523	114,157	14,094	2,973	—	—	317,739
Mineral interests	629,303	18,541	105,736		45,837	95,499	49,085	5,171	949,172
Accumulated amortization	(501,039)		(24,147)		(29,051)	—	—	(719)	(554,956)
	128,264	18,541	81,589	—	16,786	95,499	49,085	4,452	394,216
Mining properties, net	$209,208	$83,589	$122,112	$114,157	$30,880	$98,472	$49,085	$4,452	$711,955

December 31, 2018	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Sterling	La Preciosa	Other	Total
Mine development	$239,780	$200,126	$101,933	$324,414	$41,761	$4,070	$—	$—	$912,084
Accumulated amortization	(163,414)	(151,141)	(1,411)	(198,456)	(18,759)	(14)	—	—	(533,195)
	76,366	48,985	100,522	125,958	23,002	4,056	—	—	378,889
Mineral interests	629,303	18,521	252,899	—	45,837	95,499	49,085	5,171	1,096,315
Accumulated amortization	(472,448)	—	(4,105)	—	(26,667)	—	—	(417)	(503,637)
	156,855	18,521	248,794	—	19,170	95,499	49,085	4,754	592,678
Mining properties, net	$233,221	$67,506	$349,316	$125,958	$42,172	$99,555	$49,085	$4,754	$971,567

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – ACQUISITIONS
In November 2018, the Company and Coeur Rochester consummated the transactions contemplated by the Asset Purchase Agreement among the Company, Coeur Rochester and Alio Gold Inc. and one of its subsidiaries (“Alio Gold”) pursuant to which Coeur Rochester acquired all of Alio Gold’s rights, titles, and interests in and to certain real property assets and patented and unpatented mining claims located in Pershing County, Nevada (collectively, the “Lincoln Hill and related assets”). In consideration for the acquisition of Lincoln Hill and related assets, the Company paid Alio Gold consideration of $19.0 million in shares of Company common stock calculated using a five-day volume-weighted average price of Company common stock for a five-trading day period ending on the third trading day immediately preceding the closing.
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

Common shares issued (4,268,703 at $4.40)	$18,782
Transaction advisory fees and other acquisition costs	246
Total purchase price	$19,028

Total assets acquired	$19,028

In October 2018, the Company completed its acquisition of Northern Empire, whose principal asset is the Sterling/Crown gold project. Upon completion of the acquisition, each share of Northern Empire common stock issued and outstanding immediately prior to the effective time of the Plan of Arrangement, excluding shares owned by the Company, was exchanged for shares of the Company’s common stock at a ratio of 0.1850 shares of Company common stock for each Northern Empire common share. Approximately 12.1 million Coeur shares were issued to Northern Empire shareholders (other than the Company) upon closing of the acquisition, representing aggregate value of approximately $73.6 million as of the closing date. Prior to the acquisition, the Company had an existing investment valued at $7.3 million in Northern Empire.

The transaction was accounted for as an asset acquisition as Northern Empire did not have processes, including experienced personnel, in place to extract the minerals from the ground to produce outputs. As such, the total purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. Total consideration and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (12,122,683 at $5.27)	$63,887
Fair value of existing investment in Northern Empire	7,257
Transaction advisory fees and other acquisition costs	2,449
Total consideration	73,593

Total assets acquired	111,527
Total liabilities assumed	37,934
Net assets acquired	$73,593

In October 2017, the Company completed the acquisition of JDS Silver Holdings Ltd. and its wholly-owned subsidiary JDS Silver Inc. (together, “JDS Silver”) which, following the closing of the acquisition, were amalgamated with a subsidiary of Coeur to form Coeur Silvertip Holdings Ltd., which owns the underground Silvertip silver-zinc-lead mine in northern British Columbia, Canada. JDS Silver was purchased for approximately $153.2 million in cash and $36.0 million in Coeur common stock. In addition, the Company recorded $47.7 million of contingent consideration payable in cash and common stock upon reaching future permitting and resource declaration milestones (see Note 21 -- Commitments and Contingencies), a portion of which was paid in 2019. The cash consideration was funded with $100.0 million of borrowing under the Facility (as defined in Note 12 -- Debt) and cash on hand. Upon closing, the Company issued approximately 4.2 million Coeur shares to former shareholders of JDS Silver Holdings Ltd.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The transaction was accounted for as a business combination, which requires that assets acquired and liabilities assumed be recognized at their respective fair values at the acquisition date. The acquisition was not significant to the Company’s results of operations, individually or in the aggregate, because the Silvertip mine was in in pre-production. As there were no significant differences from the Company’s historical results of operations, no pro forma financial information was provided. The purchase price allocation is as follows (in thousands):

Common shares issued (4,191,679 at $8.59)	$36,007
Cash	153,194
Contingent consideration	47,705
Total purchase price(1)	$236,906

Total assets acquired	328,450
Total liabilities assumed	91,544
Net assets acquired	$236,906

(1) Purchase price has been adjusted for restricted cash acquired due to the adoption of ASU 2016-01.

NOTE 11 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

Year Ended
In thousands	December 31, 2019
Lease Cost
Operating lease cost	$11,585

Short-term operating lease cost	$12,975

Finance Lease Cost:
Amortization of leased assets	$21,293
Interest on lease liabilities	4,150
Total finance lease cost	$25,443
Supplemental cash flow information related to leases was as follows:

Year Ended
In thousands	December 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,560
Operating cash flows from finance leases	$4,150
Financing cash flows from finance leases	$25,975

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

In thousands	December 31, 2019
Operating Leases
Other assets, non-current	$49,169

Accrued liabilities and other	$13,104
Other long-term liabilities	40,634
Total operating lease liabilities	$53,738

Finance Leases
Property and equipment, gross	$103,903
Accumulated depreciation	(42,209)
Property and equipment, net	$61,694

Debt, current	$22,746
Debt, non-current	45,866
Total finance lease liabilities	$68,612

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.73
Weighted-average remaining lease term - operating leases	4.70

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.40%
Weighted-average discount rate - operating leases	5.20%

Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

At December 31, (In thousands)
	Operating leases	Finance leases
2020	$13,319	$25,661
2021	12,920	24,455
2022	12,887	17,716
2023	12,450	6,424
2024	8,605	1,488
Thereafter	—	135
Total	$60,181	$75,879
Less: imputed interest	(6,443)	(7,267)
Net lease obligation	$53,738	$68,612

NOTE 12 – DEBT

	December 31, 2019		December 31, 2018
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$226,885	$—	$245,854
Revolving Credit Facility(2)	—	—	—	135,000
Finance lease obligations	22,746	45,866	24,937	53,035
	$22,746	$272,751	$24,937	$433,889

(1) Net of unamortized debt issuance costs of $3.1 million and $4.1 million at December 31, 2019 and December 31, 2018, respectively.
(2) Unamortized debt issuance costs of $2.3 million and $2.2 million at December 31, 2019 and December 31, 2018, respectively, included in Other Non-Current Assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2024 Senior Notes
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 5.875% Senior Notes due 2024 (“2024 Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act, for net proceeds of approximately $245.0 million, followed by an exchange offer for publicly-traded 2024 Senior Notes. The 2024 Senior Notes are governed by an Indenture dated as of May 31, 2017 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee. In connection with the sale of the 2024 Senior Notes, the Company entered into a Registration Rights Agreement. On August 4, 2017, the Company commenced an exchange offer of registered 2024 Senior Notes for privately-placed 2024 Senior Notes which was completed on September 12, 2017. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance.  Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors. At any time prior to June 1, 2020, the Company may redeem all or part of the 2024 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the 2024 Senior Notes on or after June 1, 2020, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to June 1, 2020, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2024 Senior Notes, including any permitted additional 2024 Senior Notes, at a redemption price equal to 105.875% of the principal amount. The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type.
In the third quarter of 2019, the Company entered into multiple privately-negotiated agreements to exchange $20 million in aggregate principal amount of its 2024 Senior Notes for approximately 4.5 million shares of common stock. Based on the closing price of the Company’s common stock on the date of each exchange, the exchanges resulted in an aggregate loss of $1.3 million.
Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into the Credit Agreement with respect to the Company’s revolving credit facility (the “Facility”). The Facility originally had a term of four years. Loans under the Facility bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period. In October 2018, the Company entered into an amendment to increase the Facility by $50.0 million from $200.0 million to $250.0 million and extend the term by approximately one year to October 2022. In April and August of 2019, the Company entered into amendments to the Credit Agreement to, among other items, modify the financial covenants to provide greater flexibility in 2019.
The Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines and Coeur Sterling, as well as a pledge of the shares of certain of the Company’s subsidiaries.  The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement contains financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio. Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default.
At December 31, 2019, the Company had all $250.0 million available under the Facility. At December 31, 2019, the interest rate on the principal of the Facility was 4.2%.
Silvertip Debt Obligation
The Company assumed an existing third-party debt obligation as part of the Silvertip acquisition. In February 2018, the Company voluntarily terminated and repaid the remaining debt obligation of $12.6 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2021 Senior Notes
Concurrent with the offering of the 2024 Senior Notes, the Company commenced a cash tender offer (the “Tender Offer”) to purchase the outstanding $178.0 million in aggregate principal amount of its 7.875% Senior Notes due 2021 (the “2021 Senior Notes”). The Tender Offer was made on the terms and subject to the conditions set forth in the Offer to Purchase dated May 19, 2017. Holders of the 2021 Senior Notes who tendered their notes were entitled to receive $1,043.88 per $1,000 principal amount of the Notes, plus accrued and unpaid interest. $118.1 million aggregate principal amount of the Notes were tendered and purchased by the Company on May 31, 2017. In accordance with the terms of the indenture governing the 2021 Senior Notes, the remaining $59.9 million aggregate principal amount of the Notes were redeemed on June 30, 2017 at the redemption price of $1,039.38 per $1,000 principal amount, plus accrued and unpaid interest. The Company recorded a loss of $9.3 million as a result of the extinguishment of the 2021 Senior Notes.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the year ended December 31, 2019, the Company entered into new lease financing arrangements primarily for mining equipment at Silvertip and Rochester. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 11 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Year ended December 31,
In thousands	2019	2018	2017
2024 Senior Notes	$14,586	$14,688	$8,608
2021 Senior Notes	—	—	6,221
Revolving Credit Facility	5,358	5,854	885
Finance lease obligations	4,150	2,270	1,621
Amortization of debt issuance costs	1,491	1,302	809
Accretion of Silvertip contingent consideration	396	1,311	260
Other debt obligations	580	176	(29)
Capitalized interest	(1,790)	(1,237)	(1,935)
Total interest expense, net of capitalized interest	$24,771	$24,364	$16,440

NOTE 13 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year ended December 31,
In thousands	2019	2018
Asset retirement obligation - Beginning	$133,508	$118,799
Accretion	11,968	11,037
Additions and changes in estimates	(7,538)	6,880
Settlements	(3,540)	(3,208)
Asset retirement obligation - Ending	$134,398	$133,508

The Company accrued $1.9 million and $2.0 million at December 31, 2019 and December 31, 2018, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 14 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
In thousands	2019	2018	2017
United States	$(16,702)	$(50,522)	$10,099
Foreign	(341,323)	(15,213)	29,824
Total	$(358,025)	$(65,735)	$39,923

The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
In thousands	2019	2018	2017
Current:
United States	$(334)	$1,188	$1,428
United States — State mining taxes	(4,001)	(3,208)	(6,016)
United States — Foreign withholding tax	(1,598)	(5,617)	(8,466)
Canada	119	378	876
Mexico	(19,619)	(26,021)	(30,763)
Other	(3)	67	55
Deferred:
United States	236	23,322	6,367
United States — State mining taxes	251	1,134	1,052
Canada	32,084	16,057	104
Mexico	3,994	9,929	4,805
Other	—	(449)	1,560
Income tax (expense) benefit	$11,129	$16,780	$(28,998)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year ended December 31,
In thousands	2019	2018	2017
Income and mining tax (expense) benefit at statutory rate	$75,185	$14,052	$(14,037)
State tax provision from continuing operations	1,243	2,284	26
Change in valuation allowance	(77,220)	2,471	86,712
Effect of tax legislation	—	—	(88,174)
Percentage depletion	820	89	703
Uncertain tax positions	2,358	1,830	2,596
U.S. and foreign permanent differences	2,272	3,314	2,348
Foreign exchange rates	(7,066)	(3,973)	(14,180)
Foreign inflation and indexing	(2,933)	(2,374)	(2,346)
Foreign tax rate differences	19,729	(24)	2,929
Mining, foreign withholding, and other taxes	(2,746)	(3,857)	(11,274)
Other, net	(513)	2,968	5,699
Income and mining tax (expense) benefit	$11,129	$16,780	$(28,998)

At December 31, 2019 and 2018, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2019	2018
Deferred tax liabilities:
Mineral properties	$25,691	$118,852
Inventory	847	4,513
Foreign subsidiaries - unremitted earnings	50	7
	$26,588	$123,372
Deferred tax assets:
Net operating loss carryforwards	$219,192	$189,840
Property, plant, and equipment	20,212	7,779
Mining Royalty Tax	6,764	8,980
Capital loss carryforwards	21,956	23,003
Asset retirement obligation	34,134	27,980
Unrealized foreign currency loss and other	9,133	8,387
Royalty and other long-term debt	6,235	3,821
Accrued expenses	8,899	14,247
Tax credit carryforwards	29,881	33,897
	356,406	317,934
Valuation allowance	(371,277)	(272,839)
	(14,871)	45,095
Net deferred tax liabilities	$41,459	$78,277

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

	Year ended December 31,
In thousands	2019	2018
U.S.	$213,783	$223,444
Canada	118,738	7,661
Mexico	15,884	17,606
New Zealand	21,863	22,482
Other	1,009	1,646
	$371,277	$272,839

The Company has the following tax attribute carryforwards at December 31, 2019, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$421,561	$236,849	$52,947	$80,838	$2,344	$794,539
Expiration years	2020-2038	2029-2039	2020-2030	Indefinite	2020-2022
Capital losses	82,147	—	—	—	—	82,147
Alternative minimum tax credits	430	—	—	—	—	430
Foreign tax credits	24,939	—	—	—	—	24,939

The majority of the U.S. capital losses will expire from 2020 through 2022. Alternative minimum tax credits do not expire and foreign tax credits expire if unused beginning in 2020.
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
The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if the Company earns U.S. federal taxable income, it may be limited in the ability to (1) recognize current deductions on built-in loss assets and (2) offset this income with our pre-change net operating loss carryforwards and other tax credit carryforwards, which may be subject to limitations, potentially resulting in increased future tax liability to us. Under the new U.S. federal income tax law, federal net operating losses incurred in 2019 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of future taxable income.
The Company intends to indefinitely reinvest earnings from Mexican operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2017	$5,324
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	37
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,585)
Unrecognized tax benefits at December 31, 2018	$3,776
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	137
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,207)
Unrecognized tax benefits at December 31, 2019	$2,706

At December 31, 2019, 2018, and 2017, $2.7 million, $3.8 million, and $4.3 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2016 for the US federal jurisdiction and from 2011 for certain other foreign jurisdictions. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $2.5 million and $0.0 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $2.3 million, $3.5 million, and $4.8 million at December 31, 2019, 2018, and 2016, respectively.

NOTE 15 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include stock options, restricted stock, and performance shares. Stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 was $9.3 million, $8.3 million and $10.5 million, respectively. At December 31, 2019, there was $6.7 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes restricted stock activity for the years ended December 31, 2019, 2018, and 2017:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	2,433,915	4.48
Granted	799,165	8.78
Vested	(1,023,708)	5.14
Canceled/Forfeited	(53,527)	5.90
Outstanding at December 31, 2017	2,155,845	5.72
Granted	1,000,690	7.63
Vested	(1,277,076)	5.30
Canceled/Forfeited	(337,811)	6.51
Outstanding at December 31, 2018	1,541,648	7.14
Granted	1,586,590	4.90
Vested	(797,025)	6.36
Canceled/Forfeited	(146,538)	5.70
Outstanding at December 31, 2019	2,184,675	$5.89

At December 31, 2019, there was $3.8 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.4 years.
Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for as equity awards at fair value using a Monte Carlo simulation valuation model. Performance shares granted during and subsequent to 2018 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares however the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics. Outstanding performance shares granted prior to 2018 will vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes performance shares activity for the years ended December 31, 2019, 2018, and 2017:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	2,372,632	4.53
Granted	316,213	11.58
Vested	(66,696)	14.18
Canceled/Forfeited	(253,868)	11.56
Outstanding at December 31, 2017	2,368,281	4.44
Granted (1)	869,421	7.41
Vested	(1,086,058)	6.83
Canceled/Forfeited	(613,329)	5.41
Outstanding at December 31, 2018	1,538,315	4.05
Granted (2)	946,000	4.71
Vested	(969,903)	1.77
Canceled/Forfeited (2)	(300,267)	1.84
Outstanding at December 31, 2019	1,214,145	6.93

(1) Includes 461,242 additional shares granted in connection with the vesting of the 2015 award in 2018 due to above-target performance in accordance with the terms of the awards.
(2) Includes 207,264 additional shares granted and 300,267 shares cancelled in connection with the vesting of the 2016 award in 2019 due to above-target and below target performance, respectively, in accordance with the terms of the award.
At December 31, 2019, there was $2.9 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.9 years.
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
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2019	2018	2017
Weighted average fair value of stock options granted	$—	$4.09	$3.91
Volatility	—	66.86%	67.07%
Expected life in years	0	4.00	4.00
Risk-free interest rate	—	2.07%	1.69%
Dividend yield	—	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes stock option and SAR activity for the years ended December 31, 2019, 2018, and 2017:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	656,611	10.76	42,152	14.14
Granted	14,820	7.60	—	—
Exercised	(26,966)	3.28	—	—
Canceled/forfeited	(27,019)	21.88	—	—
Outstanding at December 31, 2017	617,446	10.53	42,152	14.14
Granted	14,310	7.91	—	—
Exercised	(159,069)	3.35	—	—
Canceled/forfeited	(153,601)	11.48	—	—
Outstanding at December 31, 2018	319,086	13.53	42,152	14.14
Exercised	(11,055)	5.57	—	—
Canceled/forfeited	(11,519)	9.31	—	—
Expired	(4,733)	10.00	(9,870)	10.00
Outstanding at December 31, 2019	291,779	14.05	32,282	15.40

The following table summarizes outstanding stock options as of December 31, 2019.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	181,188	$7.64	5.3	—
$10.00-$20.00	14,634	$16.28	2.9	—
$20.00-$30.00	95,957	$25.83	2.3	—
Outstanding	291,779	$14.05	4.2	$—
Vested and expected to vest	290,892	$14.07	4.2	$—
Exercisable	277,299	$14.38	4.0	$—

The total intrinsic value of options exercised for the year ended December 31, 2019 was nil. Cash received from options exercised for the year ended December 31, 2019 was $0.1 million for which there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2019, 2018, and 2017 was nil, $0.2 million and $0.5 million, respectively.

NOTE 16 – FAIR VALUE MEASUREMENTS

	Year ended December 31,
In thousands	2019	2018	2017
Unrealized gain (loss) on equity securities	$15,348	$(5,019)	$—
Realized gain (loss) on equity securities	860	7,964	—
Zinc options	—	753	—
Interest rate swap, net	(178)	(60)	—
Other	—	—	(864)
Fair value adjustments, net	$16,030	$3,638	$(864)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$35,646	$35,646	$—	$—
Other derivative instruments, net	753	—	753	—
	$36,399	$35,646	$753	$—
Liabilities:
Silvertip contingent consideration	$25,000	$—	$—	$25,000
Other derivative instruments, net	275	—	275	—
	$25,275	$—	$275	$25,000

	Fair Value at December 31, 2018
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$17,806	$15,589	$—	$2,217
Other derivative instruments, net	914	—	914	—
	$18,720	$15,589	$914	$2,217
Liabilities:
Silvertip contingent consideration	$49,276	$—	$—	$49,276
Other derivative instruments, net	644	—	644	—
	$49,920	$—	$644	$49,276

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
In July 2017, the Company sold the Endeavor Silver Stream and remaining non-core royalties to Metalla Royalty & Streaming Ltd. (“Metalla”) for total consideration of $13.0 million, including a $6.7 million convertible debenture. The convertible debenture bears interest at a rate of 5% payable semi-annually, and is convertible into Metalla shares in connection with future equity financings or asset acquisitions by Metalla at the then-current price to maintain the Company’s approximate 19.9% ownership of Metalla. During 2018, Metalla completed a number of equity-based transactions, triggering the top-up clause in the convertible debenture, resulting in the conversion of $4.4 million of debt into 7.4 million shares of Metalla common stock during 2018. The fair value of the convertible debenture is estimated based on observable and unobservable data including yield curves and credit spreads. Therefore, the Company classifies the convertible debenture in Level 3 of the fair value hierarchy. The convertible debenture was due to mature in June 30, 2027, however, through a combination of principal repayments and conversions into Metalla shares, the convertible debenture was extinguished in February 2019.
In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd (the “Silvertip Acquisition”). The consideration for the Silvertip Acquisition includes two $25.0 million contingent payments, which were payable in cash and common stock upon reaching a future permitting milestone and resource declaration milestone, respectively. The fair value of the Silvertip contingent consideration is estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy. During 2019, the Company paid the $25.0 million due for the permitting milestone in the form of cash and common stock and, subsequent to the end of the period covered by this Report, the Company paid the $25.0 million due for the resource declaration milestone in the form of cash and common stock.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

    No assets or liabilities were transferred between fair value levels in the year ended December 31, 2019.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities for the year ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$49,276	$—	$(25,000)	$724	$25,000

	Year Ended December 31, 2018
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Assets:
Equity and debt securities	$6,891	$(274)	$(4,400)	$—	$2,217
Liabilities:
Silvertip contingent consideration	$47,965	$—	$—	$1,311	$49,276
During the fourth quarter of 2019, Coeur recorded an impairment of long-lived assets totaling $250.8 million. The fair values of long-lived assets were estimated using a discounted cash flow approach derived from live-of-mine plans which were developed using long-term pricing reflective of the current price environment and management’s projections for operating costs. The discounted cash flow model used significant unobservable inputs and is therefore classified within Level 3 for the fair value hierarchy. See Note 4 -- Impairment of Long-lived Assets for additional detail regarding the impairment.
The following table sets forth the quantitative and qualitative information related to the unobservable inputs used in the calculation of the Company's non-recurring Level 3 fair value measurements:

Description	Valuation technique	Unobservable input	Range / Weighted Average
Property, plant, and equipment, Mining properties and Right of Use Assets	Discounted cash flow	Discount rate	7.5%
		Long-term silver price per Oz	$17.00
		Long-term zinc price per pound	$1.07
		Long-term lead price per pound	$0.93

The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2019 and December 31, 2018 is presented in the following table:

	December 31, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$226,885	$228,585	$—	$228,585	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—

(1) Net of unamortized debt issuance costs of $3.1 million.
(2) Unamortized debt issuance costs of $2.3 million included in Other Non-Current Assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The fair value of the Manquiri Notes Receivable (as defined in Note 22 -- Discontinued Operations) is estimated based on observable and unobservable data including yield curves and credit spreads, therefore, the Company classifies the Manquiri Notes Receivable in Level 3 of the fair value hierarchy; see Note 22 -- Discontinued Operations for additional detail.
The fair value of the 2024 Senior Notes was estimated using quoted market prices. The fair value of the Revolving Credit Facility approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

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
Interest Rate Swap
The Company enters into interest rate swap contracts in which it receives variable-rate interest and pays fixed-rate interest. The Company uses these instruments to manage its exposure to changes in interest rates related to the Facility (see Note 12-- Debt) and does not designate the instruments as hedges from an accounting standpoint and does not apply hedge accounting. The notional amount is used to measure interest to be paid or received.
During the second quarter of 2019, an interest rate swap derivative instrument, with a notional amount of $50.0 million, expired and was replaced with an instrument with a notional amount of $75.0 million, which became effective in June 2019, covered a contractual term of six months and net settled monthly. The Company had no outstanding interest rate swap contracts at December 31, 2019.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2019, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2020	Thereafter
Provisional silver sales contracts	$8,116	$—
Average silver price per ounce	$17.89	$—
Notional ounces	453,610	—

Provisional gold sales contracts	$16,265	$—
Average gold price per ounce	$1,471	$—
Notional ounces	11,054	—

Provisional zinc sales contracts	$10,762	$—
Average zinc price per pound	$1.03	$—
Notional pounds	10,411,742	—

Provisional lead sales contracts	$5,485	$—
Average lead price per pound	$0.88	$—
Notional pounds	6,205,968	—

The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$753	$275

	December 31, 2018
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$784	$644
Zinc options	113	—
Interest rate swaps	17	—
	$914	$644

The following represent mark-to-market gains (losses) on derivative instruments for the years ended December 31, 2019, 2018 and 2017 and 2018, respectively (in thousands):

		Year ended December 31,
Financial statement line	Derivative	2019	2018	2017
Revenue	Provisional metal sales contracts	$337	$111	$631
Fair value adjustments, net	Zinc options	—	753	—
Fair value adjustments, net	Interest rate swaps	(178)	(60)	—
		$159	$804	$631

Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, in the third quarter of 2019, the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements on a volume of 21,000 ounces of gold per month for the last 4 months of 2019 and 12,000 ounces of gold per month for the first 8 months of 2020. The contracts are net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
At December 31, 2019, the Company had the following derivative cash flow hedge instruments that settle as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In thousands except average prices and notional ounces	2020
Gold put options
Average gold strike price per ounce	$1,408
Notional ounces	96,000

Gold call options
Average gold strike price per ounce	$1,803
Notional ounces	96,000

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
As of December 31, 2019, the Company had $0.5 million of after-tax gains in AOCI related to gains from commodity cash flow hedge transactions. The Company does not expect to recognize any of these after-tax gains in its consolidated statement of comprehensive income during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold in effect when derivative contracts currently outstanding mature.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$136

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the consolidated statement of comprehensive income for the years ended December 31, 2019 and 2018.

In thousands	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2019
Derivative contracts designated as cash flow hedges	$—	(136)	—	(136)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18 - OTHER, NET
Other, net consists of the following:

	Year ended December 31,
In thousands	2019	2018	2017
Foreign exchange gain (loss)	$(4,346)	$(9,069)	$1,281
Interest income on notes receivable	199	1,776	—
Gain (loss) on sale of assets and investments	(714)	19	(1,037)
Write-down of Manquiri consideration	133	(18,599)	—
RMC receivable write-down	(1,040)	(6,536)	—
Mexico inflation adjustment	—	1,939	—
Gain on sale of the Joaquin project	—	—	21,138
Gain on repurchase of the Rochester royalty obligation	—	—	2,332
Gain on sale of Endeavor stream and other royalties	—	—	1,036
Impairment of Equity Securities	—	—	(426)
Other	2,575	5,765	2,319
Other, net	$(3,193)	$(24,705)	$26,643

In 2019, the Company recorded a write-down of $1.0 million relating to the RMC bankruptcy. See Note 5 -- Receivables for additional detail.

NOTE 19 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2019, 2018, and 2017, there were 1,137,726, 1,312,737 and 653,354 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands except per share amounts	2019	2018	2017
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(346,896)	$(48,955)	$10,925
Income (loss) from discontinued operations	5,693	550	(12,244)
	$(341,203)	$(48,405)	$(1,319)

Weighted average shares:
Basic	218,812	188,606	180,096
Effect of stock-based compensation plans	—	—	4,048
Diluted	218,812	188,606	184,144

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.59)	$(0.26)	$0.06
Income (loss) from discontinued operations	0.03	—	(0.07)
Basic(1)	$(1.56)	$(0.26)	$(0.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.59)	$(0.26)	$0.06
Income (loss) from discontinued operations	0.03	—	(0.07)
Diluted(1)	$(1.56)	$(0.26)	$(0.01)

(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
In June 2019, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “First Offering”). The First Offering was conducted pursuant to an Equity Distribution Agreement, entered into in May 2019 between the Company and Citigroup Global Markets Inc. as the sales agent. The Company sold a total of 16,630,444 shares of its common stock at an average price of $3.00 per share, raising net proceeds (after sales commissions) of $48.9 million in the First Offering. Proceeds from the First Offering were used to repay outstanding amounts under the Facility.
In September 2019, the Company completed a $75.0 million “at the market” offering of its common stock, par value $0.01 per share (the “Second Offering” and, together with the First Offering, referred to herein as the “Offerings”). The Second Offering was conducted pursuant to an Equity Distribution Agreement, entered into in August 2019 between the Company and Citigroup Global Markets Inc. and BMO Capital Markets Corp. as the sales agent. The Company sold a total of 14,219,677 shares of its common stock at an average price of $5.27 per share, raising net proceeds (after sales commissions) of $73.8 million in the Second Offering. Proceeds from the Offering were used to repay the Facility and for general working capital purposes.
Subsequent to the end of the period covered by this Report, the Company issued 0.9 million shares of common stock to satisfy the Resource contingent consideration (as defined below). See Note 21 -- Commitments and Contingencies for additional detail.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,985	$27,217	$25,443	$—	$55,645
Receivables	(65)	5,978	12,753	—	18,666
Ore on leach pads	—	66,192	—	—	66,192
Inventory	—	24,763	31,123	—	55,886
Prepaid expenses and other	6,202	1,192	6,653	—	14,047
	9,122	125,342	75,972	—	210,436
NON-CURRENT ASSETS
Property, plant and equipment, net	2,370	167,159	79,260	—	248,789
Mining properties, net	4,452	327,685	379,818	—	711,955
Ore on leach pads	—	71,539	—	—	71,539
Restricted assets	1,470	206	7,076	—	8,752
Equity and debt securities	35,646	—	—	—	35,646
Receivables	—	—	28,709	—	28,709
Net investment in subsidiaries	325,723	85,755	(85,740)	(325,738)	—
Other	267,281	52,040	20,937	(277,448)	62,810
TOTAL ASSETS	$646,064	$829,726	$506,032	$(603,186)	$1,378,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,277	$26,211	$41,688	$—	$69,176
Other accrued liabilities	9,036	35,547	51,033	—	95,616
Debt	—	15,347	7,399	—	22,746
Reclamation	—	1,628	1,486	—	3,114
	10,313	78,733	101,606	—	190,652
NON-CURRENT LIABILITIES
Debt	226,885	32,989	290,325	(277,448)	272,751
Reclamation	—	91,524	41,893	—	133,417
Deferred tax liabilities	50	8,104	33,822	—	41,976
Other long-term liabilities	4,225	40,012	28,599	—	72,836
Intercompany payable (receivable)	(262,413)	246,186	16,227	—	—
	(31,253)	418,815	410,866	(277,448)	520,980
STOCKHOLDERS’ EQUITY
Common stock	2,415	20,309	215,792	(236,101)	2,415
Additional paid-in capital	3,598,472	337,975	1,960,187	(2,298,162)	3,598,472
Accumulated deficit	(2,933,747)	(26,106)	(2,182,419)	2,208,525	(2,933,747)
Accumulated other comprehensive income (loss)	(136)	—	—	—	(136)
	667,004	332,178	(6,440)	(325,738)	667,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,064	$829,726	$506,032	$(603,186)	$1,378,636

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$414,548	$296,954	$—	$711,502
COSTS AND EXPENSES
Costs applicable to sales(1)	—	300,496	250,685	—	551,181
Amortization	876	81,759	96,241	—	178,876
General and administrative	31,913	808	1,772	—	34,493
Exploration	1,492	12,220	8,815	—	22,527
Impairment of long-lived assets	—	—	250,814	—	250,814
Pre-development, reclamation, and other	346	11,204	6,871	—	18,421
Total costs and expenses	34,627	406,487	615,198	—	1,056,312
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	(1,281)	—	—	—	(1,281)
Fair value adjustments, net	16,039	(9)	—	—	16,030
Other, net	18,993	(1,106)	(3,941)	(17,139)	(3,193)
Interest expense, net of capitalized interest	(20,774)	(2,591)	(18,545)	17,139	(24,771)
Total other income (expense), net	12,977	(3,706)	(22,486)	—	(13,215)
Income (loss) from continuing operations before income and mining taxes	(21,650)	4,355	(340,730)	—	(358,025)
Income and mining tax (expense) benefit	(1,518)	(3,750)	16,397	—	11,129
Income (loss) from continuing operations	(23,168)	605	(324,333)	—	(346,896)
Equity income (loss) in consolidated subsidiaries	(323,728)	(10,100)	9,760	324,068	—
Income (loss) from discontinued operations	5,693	—	—	—	5,693
NET INCOME (LOSS)	$(341,203)	$(9,495)	$(314,573)	$324,068	$(341,203)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities	59	—	—	—	59
Unrealized gain (loss) on cash flow hedges	(136)	—	—	—	(136)
COMPREHENSIVE INCOME (LOSS)	$(341,280)	$(9,495)	$(314,573)	$324,068	$(341,280)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$371,248	$254,656	$—	$625,904
COSTS AND EXPENSES
Costs applicable to sales(1)	—	285,242	155,708	—	440,950
Amortization	940	61,489	66,044	—	128,473
General and administrative	30,868	398	79	—	31,345
Exploration	1,496	9,294	14,607	—	25,397
Pre-development, reclamation, and other	1,246	11,351	7,446	—	20,043
Total costs and expenses	34,550	367,774	243,884	—	646,208
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	4,056	(418)		—	3,638
Other, net	(403)	617	(9,462)	(15,457)	(24,705)
Interest expense, net of capitalized interest	(21,563)	(1,479)	(16,779)	15,457	(24,364)
Total other income (expense), net	(17,910)	(1,280)	(26,241)	—	(45,431)
Income (loss) from continuing operations before income and mining taxes	(52,460)	2,194	(15,469)	—	(65,735)
Income and mining tax (expense) benefit	(548)	(1,926)	19,254	—	16,780
Income (loss) from continuing operations	(53,008)	268	3,785	—	(48,955)
Equity income (loss) in consolidated subsidiaries	3,593	(608)	(74)	(2,911)	—
Income (loss) from discontinued operations	1,010	(284)	(176)	—	550
NET INCOME (LOSS)	$(48,405)	$(624)	$3,535	$(2,911)	$(48,405)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	26			—	26
COMPREHENSIVE INCOME (LOSS)	$(48,379)	$(624)	$3,535	$(2,911)	$(48,379)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$433,050	$276,548	$—	$709,598
COSTS AND EXPENSES
Costs applicable to sales(1)	—	293,340	146,920	—	440,260
Amortization	1,157	71,340	74,052	—	146,549
General and administrative	33,379	28	209	—	33,616
Exploration	1,592	13,689	15,030	—	30,311
Pre-development, reclamation, and other	4,705	7,497	6,734	—	18,936
Total costs and expenses	40,833	385,894	242,945	—	669,672
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishments	(9,342)	—	—	—	(9,342)
Fair value adjustments, net	—	(864)	—	—	(864)
Other, net	21,254	2,936	10,179	(7,726)	26,643
Interest expense, net of capitalized interest	(14,657)	(975)	(8,534)	7,726	(16,440)
Total other income (expense), net	(2,745)	1,097	1,645	—	(3)
Income (loss) from continuing operations before income and mining taxes	(43,578)	48,253	35,248	—	39,923
Income and mining tax (expense) benefit	2,170	(5,758)	(25,410)	—	(28,998)
Income (loss) from continuing operations	(41,408)	42,495	9,838	—	10,925
Equity income (loss) in consolidated subsidiaries	40,089	(577)	4,416	(43,928)	—
Income (loss) from discontinued operations	—	—	(12,244)	—	(12,244)
NET INCOME (LOSS)	$(1,319)	$41,918	$2,010	$(43,928)	$(1,319)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	3,227	915	—	(915)	3,227
Reclassification adjustments for impairment of equity securities, net of tax	426	426	—	(426)	426
Reclassification adjustments for realized gain (loss) on sale of equity securities, net of tax	1,354	486	—	(486)	1,354
Other comprehensive income (loss)	5,007	1,827	—	(1,827)	5,007
COMPREHENSIVE INCOME (LOSS)	$3,688	$43,745	$2,010	$(45,755)	$3,688

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(377,159)	$125,325	$19,646	$324,068	$91,880

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(491)	(48,324)	(50,957)	—	(99,772)
Proceeds from the sale of assets	—	913	120	—	1,033
Purchase of investments	(5,019)	(1)	(3)	—	(5,023)
Sales of investments	2,109	—	—	—	2,109
Proceeds from notes receivable	7,168	—	—	—	7,168
Other	2,051	32	(164)	—	1,919
Investments in consolidated subsidiaries	323,561	180	327	(324,068)	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	329,379	(47,200)	(50,677)	(324,068)	(92,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	123,059	—	—	—	123,059
Issuance of notes and bank borrowings, net of issuance costs	60,000	—	—	—	60,000
Payments on debt, capital leases, and associated costs	(195,878)	(17,364)	(8,612)	—	(221,854)
Silvertip contingent consideration	—	—	(18,697)	—	(18,697)
Net intercompany financing activity	57,930	(59,061)	1,131	—	—
Other	(3,404)	—	—	—	(3,404)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,707	(76,425)	(26,178)	—	(60,896)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	533	—	531
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,073)	1,698	(56,676)	—	(61,051)
Cash, cash equivalents and restricted cash at beginning of period	12,748	25,540	79,781	—	118,069
Cash, cash equivalents and restricted cash at end of period	$6,675	$27,238	$23,105	$—	$57,018

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(45,313)	$55,656	$12,676	$(2,911)	20,108
Cash provided by (used in) activities of discontinued operations	—	—	(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(45,313)	55,656	9,986	(2,911)	17,418

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390)	(58,040)	(82,357)	—	(140,787)
Proceeds from the sale of assets	23	446	108	—	577
Purchase of investments	(431)	—	5	—	(426)
Sales of investments	11,694	1,019	—	—	12,713
Acquisitions, net of cash acquired	—	—	6,914	—	6,914
Proceeds from notes receivable	19,000	—	—	—	19,000
Other	46	217	(252)	—	11
Investments in consolidated subsidiaries	(6,288)	159	3,218	2,911	—
Cash provided by (used in) activities of continuing operations	23,654	(56,199)	(72,364)	2,911	(101,998)
Cash provided by (used in) activities of discontinued operations	—	—	(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,654	(56,199)	(100,834)	2,911	(130,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	95,000	—	—	—	95,000
Payments on debt, capital leases, and associated costs	(60,826)	(12,239)	(21,994)	—	(95,059)
Net intercompany financing activity	(50,640)	(13,906)	64,546	—	—
Other	(5,160)	—	—	—	(5,160)
Cash provided by (used in) activities of continuing operations	(21,626)	(26,145)	42,552	—	(5,219)
Cash provided by (used in) activities of discontinued operations	—	—	(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,626)	(26,145)	42,530	—	(5,241)
Effect of exchange rate changes on cash and cash equivalents	—	(11)	39	—	28
Less net cash provided by (used in) discontinued operations	—	—	(32,930)	—	(32,930)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,285)	(26,699)	(15,349)	—	(85,333)
Cash, cash equivalents and restricted cash at beginning of period	56,033	52,239	95,130	—	203,402
Cash, cash equivalents and restricted cash at end of period	$12,748	$25,540	$79,781	$—	$118,069

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(8,470)	$118,667	$130,491	$(43,528)	197,160
Cash provided by (used in) activities of discontinued operations	—	—	11,296	—	11,296
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,470)	118,667	141,787	(43,528)	208,456

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,941)	(85,967)	(48,826)	—	(136,734)
Proceeds from the sale of assets	8,917	6,902	886	—	16,705
Purchase of investments	(15,057)	(1)	—	—	(15,058)
Sales of investments	9,157	2,164	—	—	11,321
Acquisitions, net of cash acquired	(156,248)	—	—	—	(156,248)
Other	62	—	2,802	—	2,864
Investments in consolidated subsidiaries	(34,419)	12,911	(881)	22,389	—
Cash provided by (used in) activities of continuing operations	(189,529)	(63,991)	(46,019)	22,389	(277,150)
Cash provided by (used in) activities of discontinued operations	—	—	(1,392)	—	(1,392)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(189,529)	(63,991)	(47,411)	22,389	(278,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings	342,620	—	—	—	342,620
Payments on debt, capital leases, and associated costs	(185,538)	(7,926)	(9,581)	—	(203,045)
Net intercompany financing activity	34,359	(44,540)	9,801	380	—
Other	(3,746)	—	—	—	(3,746)
Cash provided by (used in) activities of continuing operations	187,695	(52,466)	220	380	135,829
Cash provided by (used in) activities of discontinued operations	—	—	(20,843)	20,759	(84)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	187,695	(52,466)	(20,623)	21,139	135,745
Effect of exchange rate changes on cash and cash equivalents	—	6	197	—	203
Less net cash provided by (used in) discontinued operations	—	—	(10,939)	—	(10,939)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,304)	2,216	84,889	—	76,801
Cash and cash equivalents at beginning of period	66,337	50,023	10,241		126,601
Cash and cash equivalents at end of period	$56,033	$52,239	$95,130	$—	$203,402

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 21 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. At December 31, 2019 the remaining unamortized balance was $11.1 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine. The Amended Sales Contract also includes an option to allow for an additional $15.0 million prepayment for deliveries of gold concentrate, which Coeur exercised in December 2019. In 2019, the Kensington mine delivered approximately $25.0 million of gold concentrate to the counterparty. The remaining deliveries of $15.0 million are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the full value of the accrued liability by the June 2020.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, is payable in conjunction with the Silvertip Acquisition based upon the achievement of two milestones, one of which was achieved and paid during 2019 and the other of which the Company has determined to be probable at December 31, 2019. The first milestone payment of $25.0 million was contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day (the “Permit contingent consideration”). The permit application was submitted to the British Columbia Ministry of Energy and Mining on April 30, 2018 and following its approval in November 2019, the Company provided a payment of $25.0 million in the form of $18.7 million in cash and 1.0 million shares of common stock to satisfy the Permit contingent consideration obligation. At December 31, 2019, based on the Silvertip mine’s total mineralized material (including reserves) (the “Resource contingent consideration”), the former JDS Silver Holdings Ltd. shareholders were entitled to the full second contingent payment of $25.0 million, which has been included in Accrued liabilities and other on the Consolidated Balance Sheet. Subsequent to the end of the period covered by this Report, the Company made a payment of $25.0 million in the form of $18.8 million in cash and 0.9 million shares of common stock to satisfy the Resource contingent consideration obligation.
Mexico VAT Litigation
Included in non-current receivables as of December 31, 2019 are $28.0 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated effective in 2016.  Under the royalty agreement, Coeur applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying the Company’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation continues, some of which has been determined unfavorably to the Company in 2019 based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, the Company may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican tax courts and the process for recovering funds even if there is a successful outcome in litigation can be unpredictable.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit and bank guarantees as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of December 31, 2019 and 2018, we had surety bonds totaling $215.6 million and $216.3 million, respectively in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 22 – DISCONTINUED OPERATIONS
In December 2017, the Company and certain of its subsidiaries entered into a definitive agreement (as amended, the “Manquiri Agreement”) to sell all of the outstanding capital stock of Empresa Minera Manquiri S.A. (“Manquiri”), which is the operator of the San Bartolomé mine and processing facility. On February 28, 2018, the Manquiri Divestiture was completed, and, in accordance with the Manquiri Agreement, the capital stock in Manquiri was sold to Ag-Mining Investments, AB, a privately-held Swedish company (the “Buyer”), in exchange for, among other items, (A) 2.0% net smelter returns royalty on all metals processed through the San Bartolomé mine’s processing facility (the “NSR”) and (B) promissory notes payable by the Buyer with an aggregate principal amount equal to $27.6 million (the “Manquiri Notes Receivable”). In September 2018, the Company entered into the Letter Agreement with the Buyer pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable was reduced to $25.0 million, and the Buyer made a concurrent cash payment of $15.0 million to the Sellers in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to suspend the quarterly payments in respect of the NSR until October 15, 2019 and to forgo any rights to any value added tax refunds collected or received by Manquiri.
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
In addition, pursuant to the February Letter Agreement, until October 31, 2019 (the “Option Period”) the Buyer had a non-exclusive option (the “Option”) to either purchase or terminate its obligations to pay the NSR, by making a payment to Coeur of $4.8 million (the “NSR Payment Amount”). During the Option Period, the Company’s right to receive NSR payments was suspended. Since the Buyer did not exercise the Option and pay the NSR Payment Amount to Coeur during the Option Period, the Buyer’s obligations to pay the NSR resumed for the quarterly period beginning on July 1, 2019 and ended September 30, 2019. Subsequent to the period covered by this Report, the Buyer purchased the NSR from the Company by making a payment to Coeur of $4.5 million.
The sale of Manquiri and the San Bartolomé mine had a significant effect on the Company's results and operations. Accordingly, San Bartolomé’s operations for the years ended December 31, 2019, 2018 and 2017 are classified on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Income (loss) from discontinued operations. The major classes of line items constituting the pretax profit or loss for the years ended December 31, 2019, 2018 and 2017, respectively. are as follows (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
	2019	2018	2017
Revenue	$—	$12,346	$73,065
COSTS AND EXPENSES
Costs applicable to sales(1)	—	12,269	74,074
Amortization	—	—	5,899
General and administrative	—	41	172
Exploration	—	—	23
Write-downs	—	—	3,390
Pre-development, reclamation, and other	—	265	4,664
OTHER INCOME (EXPENSE), NET
Interest expense, net of capitalized interest	—	(3)	(27)
Other, net	—	(260)	1,763
Pretax profit (loss) on discontinued operations related to major classes of pretax profit (loss)	—	(492)	(13,421)
Pretax gain on the disposal of the discontinued operation	5,693	1,525	—
Total pretax gain or loss on discontinued operations	5,693	1,033	(13,421)
Income and mining tax (expense) benefit	—	(483)	1,177
Income (loss) from discontinued operations	$5,693	$550	$(12,244)
(1) Excludes amortization.
Net cash provided by operating activities from San Bartolomé were nil and $2.7 million for the years ended December 31, 2019 and 2017, respectively. Net cash used in operating activities were $11.3 million for the year ended December 31, 2018. Net cash used in investing activities from San Bartolomé were nil, $28.5 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 23 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	December 31, 2019	December 31, 2018
Accrued salaries and wages	$20,047	$22,229
Silvertip contingent consideration	25,000	25,000
Deferred revenue (1)	16,672	3,164
Income and mining taxes	11,243	16,474
Accrued operating costs	4,163	10,524
Taxes other than income and mining	3,554	3,639
Accrued interest payable	1,833	1,589
Operating lease liabilities	13,104	—
Accrued liabilities and other	$95,616	$82,619

(1) See Note 21 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows for the years ended December 31, 2019 and 2018:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In thousands	December 31, 2019	December 31, 2018
Cash and cash equivalents	$55,645	$115,081
Restricted cash equivalents	1,373	2,988
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,018	$118,069

The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2019	2018	2017
Finance lease obligations	$16,615	$45,813	$34,604
Non-cash extinguishment of senior notes	20,009	—	—
Non-cash acquisitions and related deferred taxes	—	110,273	131,833
Non-cash Permit contingent consideration	5,973	—	—
Other cash flow information:
Interest paid	24,428	22,916	21,943
Income taxes paid	33,700	50,400	13,000

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2019
Revenues	$154,870	$162,123	$199,469	$195,040
Costs applicable to sales	131,650	131,948	140,952	146,631
Amortization	41,876	43,204	45,678	48,118
Gross Profit	(18,656)	(13,029)	12,839	291
Exploration	3,714	5,719	5,893	7,201
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Impairment of long-lived assets)	13,908	12,084	14,486	263,250
Income (loss) from continuing operations	(24,894)	(36,764)	(14,277)	(270,961)
Income (loss) from discontinued operations	5,693	—	—	—
Net income (loss)	(19,201)	(36,764)	(14,277)	(270,961)
Cash provided by (used in) operating activities	(15,846)	26,435	41,996	39,295
Capital expenditures	27,438	20,749	30,678	20,907

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.12)	$(0.18)	$(0.06)	$(1.13)
Net income (loss) from discontinued operations	0.03	0.00	0.00	0.00
Basic	$(0.09)	$(0.18)	$(0.06)	$(1.13)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$(0.12)	$(0.18)	$(0.06)	$(1.13)
Net income (loss) from discontinued operations	0.03	0.00	0.00	0.00
Diluted	$(0.09)	$(0.18)	$(0.06)	$(1.13)

	Q1	Q2	Q3	Q4
2018
Revenues	$163,267	$169,987	$148,795	$143,855
Costs applicable to sales	99,340	108,246	116,857	116,507
Amortization	30,777	29,459	31,184	37,053
Gross Profit	33,150	32,282	754	(9,705)
Exploration	6,683	6,429	8,157	4,128
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Impairment of long-lived assets)	13,029	11,270	15,850	11,239
Income (loss) from continuing operations	691	2,930	(53,044)	468
Income (loss) from discontinued operations	550	—	—	—
Net income (loss)	1,241	2,930	(53,044)	468
Cash provided by (used in) operating activities	15,541	(1,294)	5,789	72
Capital expenditures	42,345	41,165	39,472	17,805

Basic income (loss) per share:
Net income (loss) from continuing operations	$—	$0.02	$(0.29)	$—
Net income (loss) from discontinued operations	—	—	—	—
Basic	$—	$0.02	$(0.29)	$—

Diluted income (loss) per share:
Net income (loss) from continuing operations	$—	$0.02	$(0.29)	$—
Net income (loss) from discontinued operations	—	—	—	—
Diluted	$—	$0.02	$(0.29)	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2019.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information
Suspension of Mining and Processing Activities at Silvertip
On February 19, 2020, the Company announced its decision to temporarily suspend mining and processing activities at the Silvertip mine in British Columbia, Canada, due to further deterioration in zinc and lead market conditions as well as processing facility-related challenges. The Company expects to incur one-time costs of up to $5.0 million for employee severance and up to $5.0 million for contractual and other costs, which are expected to be incurred during the first half of 2020. Quarterly care and maintenance costs during the suspension are estimated to be $6.0 million. During the suspension, the Company plans to (i) double its exploration investment in 2020 to potentially further expand the mineralized material and extend the mine life, and (ii) pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow.
Material Impairment
The information contained in Note 4 - Impairment of Long-Lived Assets is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1: Election of Directors”, “Information about our Executive Officers”, “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.	Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2019 Summary Compensation Table,” “2019 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2019 Year End,” “2019 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	291,779	$14.05	4,230,413
Equity compensation plans not approved by security holders	—	—	—
Total	291,779	$14.05	4,230,413

(1)
Amounts include 1,214,145 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.	Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2020 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

PART IV

Item 15.        Exhibits

(a) The Company's consolidated financial statements and notes, together with the reports thereon of Grant Thornton LLP dated February 19, 2020 is included herein as part of Item 8. Financial Statements and Supplementary Data above.

(b) The following listed documents are filed as Exhibits to this report:

2.1
Arrangement Agreement, dated September 10, 2017, among Coeur Mining, Inc., 1132917 B.C. Ltd., JDS Silver Holdings, Ltd. and Silvertip Resources Investment LLC (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2017 (File No. 001-08641)).

2.2
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

3.4	Amended and Restated Bylaws effective March 8, 2019 (incorporated herein by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K on March 11, 2019 (File No. 001-08641)).
4.1	Description of Coeur Mining, Inc. securities registered under Section 12 of the Exchange Act (filed herewith).
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

10.1	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10(pp) to the Registrant’s Annual Report on Form 10-K filed on March 29, 1995 (File No. 001-08641)).*
10.2
Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005 (File No.  001-08641)).

10.3	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013 (File No. 001-08641)).
10.4
Amended and Restated Executive Severance Policy of the Registrant (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).*

10.5
Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-08641)).*

10.6
Amended and Restated Employment Agreement dated February 5, 2018 between the Registrant and Mitchell J. Krebs (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).*

10.7
Offer letter dated August 24, 2013 from the Registrant to Hans Rasmussen (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).*

10.8	Coeur Mining, Inc. 2015 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2015 (File No. 001-08641)).*
10.9	Annual Incentive Plan Summary of the Registrant (Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*
10.10	Officer Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).*
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

10.13
First Amendment to Credit Agreement, dated October 29, 2018, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed October 31, 2018 (File No. 001-08641)).

10.14	Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*
10.15
Form of Performance Share Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.16
Form of Incentive Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.17
Form of Nonqualified Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.18
Form of Cash-Settled Stock Appreciation Rights Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.19
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

10.22
Clawback and Forfeiture Policy Effective December 11, 2018 (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2018 (File No. 001-08641)).*

10.23
Second Amendment to Credit Agreement, dated April 30, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q on May 1, 2019 (File No. 001-8641)).

10.24
Third Amendment to Credit Agreement, dated August 6, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q on August 7, 2019 (File No. 001-08641)).

10.25	Form of Restricted Stock Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (filed herewith).*
21	List of subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
*    Management contract or compensatory plan or arrangement.

**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 19, 2020	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 19, 2020

/s/ Thomas S. Whelan_____________________ Thomas S. Whelan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2020

/s/ Ken Watkinson______________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 19, 2020

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 19, 2020

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 19, 2020

/s/ Eduardo Luna_______________________ Eduardo Luna	Director	February 19, 2020

/s/ Jessica L. McDonald___________________ Jessica L. McDonald	Director	February 19, 2020

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 19, 2020

/s/ John H. Robinson______________________ John H. Robinson	Director	February 19, 2020

/s/ Brian E. Sandoval______________________ Brian E. Sandoval	Director	February 19, 2020

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 19, 2020