Form 10-Q
period 2020-03-31
Coeur Mining, Inc.
filed 2020-04-22
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 243,537,380 shares were issued and outstanding as of April 20, 2020.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2020	December 31, 2019
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$52,895	$55,645
Receivables	4	19,722	18,666
Inventory	5	51,857	55,886
Ore on leach pads	5	83,035	66,192
Prepaid expenses and other		14,150	14,047
		221,659	210,436
NON-CURRENT ASSETS
Property, plant and equipment, net		242,018	248,789
Mining properties, net		702,960	711,955
Ore on leach pads	5	66,703	71,539
Restricted assets		8,123	8,752
Equity and debt securities	6	26,826	35,646
Receivables	4	23,149	28,709
Other		57,659	62,810
TOTAL ASSETS		$1,349,097	$1,378,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$61,519	$69,176
Accrued liabilities and other	19	49,935	95,616
Debt	8	23,588	22,746
Reclamation	9	3,094	3,114
		138,136	190,652
NON-CURRENT LIABILITIES
Debt	8	319,521	272,751
Reclamation	9	135,436	133,417
Deferred tax liabilities		36,472	41,976
Other long-term liabilities		58,888	72,836
		550,317	520,980
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 243,586,226 issued and outstanding at March 31, 2020 and 241,529,021 at December 31, 2019		2,436	2,415
Additional paid-in capital		3,603,785	3,598,472
Accumulated other comprehensive income (loss)		70	(136)
Accumulated deficit		(2,945,647)	(2,933,747)
		660,644	667,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,349,097	$1,378,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2020	2019
	Notes	In thousands, except share data
Revenue	3	$173,167	$154,870
COSTS AND EXPENSES
Costs applicable to sales(1)	3	118,917	131,650
Amortization		36,162	41,876
General and administrative		8,920	9,474
Exploration		6,386	3,714
Pre-development, reclamation, and other		6,555	4,434
Total costs and expenses		176,940	191,148
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	12	(8,819)	9,120
Interest expense, net of capitalized interest	8	(5,128)	(6,454)
Other, net	14	1,881	60
Total other income (expense), net		(12,066)	2,726
Income (loss) before income and mining taxes		(15,839)	(33,552)
Income and mining tax (expense) benefit	10	3,939	8,658
Income (loss) from continuing operations		$(11,900)	$(24,894)
Income (loss) from discontinued operations	18	—	5,693
NET INCOME (LOSS)		$(11,900)	$(19,201)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax of $22 for the three months ended March 31, 2020		206	—
Unrealized gain (loss) on debt and equity securities		—	59
Other comprehensive income (loss)		206	59
COMPREHENSIVE INCOME (LOSS)		$(11,694)	$(19,142)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.05)	$(0.12)
Net income (loss) from discontinued operations		0.00	0.03
Basic(2)		$(0.05)	$(0.09)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.05)	$(0.12)
Net income (loss) from discontinued operations		0.00	0.03
Diluted(2)		$(0.05)	$(0.09)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2020	2019
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(11,900)	$(19,201)
(Income) loss from discontinued operations		—	(5,693)
Adjustments:
Amortization		36,162	41,876
Accretion		2,847	2,943
Deferred taxes		(5,487)	(8,259)
Fair value adjustments, net	12	8,819	(9,120)
Stock-based compensation	11	2,013	2,223
Gain on modification of right of use lease	7	(4,051)	—
Write-downs		10,381	15,447
Deferred revenue recognition	17	(7,548)	(445)
Other		(1,092)	1,695
Changes in operating assets and liabilities:
Receivables		(813)	(9,735)
Prepaid expenses and other current assets		(346)	(2,684)
Inventory and ore on leach pads		(21,925)	(18,821)
Accounts payable and accrued liabilities		(15,051)	(6,072)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		(7,991)	(15,846)
CASH PROVIDED BY (USED IN )OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(7,991)	(15,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(22,208)	(27,438)
Proceeds from the sale of assets	18	4,506	847
Proceeds from notes receivable		—	5,168
Other		(17)	1,741
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(17,719)	(19,682)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(17,719)	(19,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	8	50,000	15,000
Payments on debt, finance leases, and associated costs	8	(5,901)	(22,356)
Silvertip contingent consideration	17	(18,750)	—
Other		(1,973)	(3,364)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		23,376	(10,720)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		23,376	(10,720)
Effect of exchange rate changes on cash and cash equivalents		(626)	201
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(2,960)	(46,047)
Less net cash used in discontinued operations(1)		—	—
		(2,960)	(46,047)
Cash, cash equivalents and restricted cash at beginning of period		57,018	118,069
Cash, cash equivalents and restricted cash at end of period		$54,058	$72,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	(11,900)	—	(11,900)
Other comprehensive income (loss)	—	—	—	—	206	206
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,179	12	27	—	—	39
Balances at March 31, 2020	243,586	$2,436	$3,603,785	$(2,945,647)	$70	$660,644

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	852,512
Net income (loss)	—	—	—	(19,201)	—	(19,201)
Other comprehensive income (loss)	—	—	—	—	59	59
Common stock issued under stock-based compensation plans, net	1,801	18	(1,053)	—	—	(1,035)
Balances at March 31, 2019	205,111	$2,051	$3,442,029	$(2,611,745)	$—	$832,335
The accompanying notes are an integral part of these Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2020. The condensed consolidated December 31, 2019 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2019 10-K.
Revenue Recognition
The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $20.0 million, net, deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. See Note 17 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three months ended March 31,
In thousands	2020	2019
Opening Balance	$11,061	$12,918
Revenue Recognized	(556)	$(445)
Closing Balance	$10,505	$12,473

In December 2019, the Company received a $15.0 million prepayment for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined below). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to the customer. See Note 17 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Amended Sales Contract liability balance:

	Three months ended March 31,
In thousands	2020	2019
Opening Balance	$15,010	$—
Revenue Recognized	(6,992)	$—
Closing Balance	$8,018	$—

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the new credit loss standard effective January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s consolidated net income, financial position or cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Standards
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip mine, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip mine, which temporarily suspended mining and processing activities in February 2020, is engaged in the discovery, mining, and production of silver, zinc and lead. Other includes the Sterling/Crown and La Preciosa projects, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended March 31, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$41,647	$8,666	$51,666	$25,626	$—	$—	$127,605
Silver sales	32,692	10,739	—	248	1,230	—	44,909
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	74,339	19,405	51,666	25,874	1,883	—	173,167
Costs and Expenses
Costs applicable to sales(1)	35,974	16,956	30,507	17,823	17,657	—	118,917
Amortization	13,175	2,904	11,922	2,444	5,345	372	36,162
Exploration	1,492	220	1,772	4	251	2,647	6,386
Other operating expenses	722	1,246	331	442	2,374	10,360	15,475
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(8,819)	(8,819)
Interest expense, net	(155)	(268)	(309)	(51)	(259)	(4,086)	(5,128)
Other, net	(47)	(53)	71	(13)	1,130	793	1,881
Income and mining tax (expense) benefit	2,287	(43)	—	(475)	—	2,170	3,939
Income (loss) from continuing operations	$25,061	$(2,285)	$6,896	$4,622	$(22,873)	$(23,321)	$(11,900)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$307,662	$295,972	$188,470	$85,531	$161,214	$164,745	$1,203,594
Capital expenditures	$7,080	$5,058	$4,808	$409	$4,616	$237	$22,208

(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$31,600	$11,053	$40,286	$23,825	—	$—	$106,764
Silver sales	21,625	15,317	—	217	2,955	—	40,114
Zinc sales	—	—	—	—	5,634	—	5,634
Lead sales	—	—	—	—	2,358	—	2,358
Metal sales	53,225	26,370	40,286	24,042	10,947	—	154,870
Costs and Expenses
Costs applicable to sales(1)	33,244	22,454	32,175	17,392	26,385	—	131,650
Amortization	14,528	4,037	11,727	2,681	8,426	477	41,876
Exploration	1,010	90	481	—	61	2,072	3,714
Other operating expenses	702	962	271	664	241	11,068	13,908
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	9,120	9,120
Interest expense, net	(136)	(142)	(229)	(21)	(197)	(5,729)	(6,454)
Other, net	(1,040)	(27)	13	86	(188)	1,216	60
Income and mining tax (expense) benefit	1,291	144	—	(173)	9,751	(2,355)	8,658
Income (loss) from continuing operations	$3,856	$(1,198)	$(4,584)	$3,197	$(14,800)	$(11,365)	$(24,894)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$5,693	$5,693
Segment assets(2)	$360,734	$271,403	$221,164	$103,579	417,089	$174,430	$1,548,399
Capital expenditures	$8,676	$4,645	$9,356	$431	4,077	$253	$27,438
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	March 31, 2020	December 31, 2019
Total assets for reportable segments	$1,203,594	$1,215,783
Cash and cash equivalents	52,895	55,645
Other assets	92,608	107,208
Total consolidated assets	$1,349,097	$1,378,636

Geographic Information

Long-Lived Assets	March 31, 2020	December 31, 2019
United States	$486,989	$494,286
Mexico	306,651	312,168
Canada	147,828	146,804
Other	3,510	7,486
Total	$944,978	$960,744

Revenue	Three months ended March 31,
	2020	2019
United States	$96,945	$90,699
Mexico	74,339	53,225
Canada	1,883	10,946
Total	$173,167	$154,870

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RECEIVABLES
Receivables consist of the following:

In thousands	March 31, 2020	December 31, 2019
Current receivables:
Trade receivables	$6,607	$6,028
Value added tax (“VAT”) receivable	11,354	10,729
Income tax receivable	116	105
Other	1,645	1,804
	$19,722	$18,666
Non-current receivables:
VAT receivable(1)	$22,449	$28,009
RMC receivable(2)	700	700
	23,149	28,709
Total receivables	$42,871	$47,375

(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 17 -- Commitments and Contingencies for additional detail. The $5.6 million decrease in the three months ended March 31, 2020 is attributable to a weaker Mexican Peso.
(2) Represents receivable due from the successor to Republic Metals Corporation, whose filed bankruptcy filing in November 2018 impacted approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold. In September 2019, the Company received a partial settlement payment of $2.6 million in respect of its claims in the bankruptcy proceedings and as a result, the Company recorded a $1.0 million charge in Other, net, against the receivable balance to reflect the new carrying value of the Company’s remaining claims.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
Inventory consists of the following:

In thousands	March 31, 2020	December 31, 2019
Inventory:
Concentrate	2,227	$10,772
Precious metals	13,330	20,761
Supplies	36,300	24,353
	51,857	55,886
Ore on leach pads:
Current	83,035	66,192
Non-current	66,703	71,539
	149,738	137,731
Total inventory and ore on leach pads	$201,595	$193,617

Prior to the temporary suspension of mining activities at Silvertip, Silvertip recognized inventory write-downs of $10.4 million in the three months ended March 31, 2020, which is recognized in Costs applicable to sales, as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity and Debt Securities
The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At March 31, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$11,546	$22,009
Integra Resources Corp.	5,000	(1,463)	—	3,537
Rockhaven Resources Ltd.	2,064	(1,101)	—	963
Other	1,304	(987)	—	317
Equity securities	$18,831	$(3,551)	$11,546	$26,826

	At December 31, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$17,725	$28,188
Integra Resources Corp.	5,000	—	355	$5,355
Rockhaven Resources, Ltd.	2,064	(376)	—	1,688
Other	1,304	(889)	—	415
Equity securities	$18,831	$(1,265)	$18,080	$35,646

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three Months Ended March 31,
In thousands	2020	2019
Lease Cost
Operating lease cost	$2,897	$3,449

Short-term operating lease cost	$1,667	$2,751

Finance Lease Cost:
Amortization of leased assets	$5,973	$2,968
Interest on lease liabilities	1,005	1,107
Total finance lease cost	$6,978	$4,075
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
In thousands	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,871	$6,200
Operating cash flows from finance leases	$1,005	$1,107
Financing cash flows from finance leases	$5,901	$7,356

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

In thousands	March 31, 2020	December 31, 2019
Operating Leases
Other assets, non-current	$44,436	$49,169

Accrued liabilities and other	$12,198	$13,104
Other long-term liabilities	32,448	40,634
Total operating lease liabilities	$44,646	$53,738

Finance Leases
Property and equipment, gross	$102,768	$103,903
Accumulated depreciation	(43,734)	(42,209)
Property and equipment, net	$59,034	$61,694

Debt, current	$23,588	$22,746
Debt, non-current	42,459	45,866
Total finance lease liabilities	$66,047	$68,612

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.63	1.73
Weighted-average remaining lease term - operating leases	4.47	4.70

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.35%	5.40%
Weighted-average discount rate - operating leases	5.19%	5.20%

In the three months ended March 31, 2020, the Company entered into an agreement to modify one of its operating leases, significantly reducing the lease amount and lease term, thereby decreasing the operating lease liability at remeasurement. The Company recognized a gain of $4.1 million, which is recognized in Pre-development, reclamation, and other, together with the adjustment to the right of use asset and operating lease liability.
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

At March 31, (In thousands)
	Operating leases	Finance leases
2020	$9,524	$19,938
2021	11,119	25,412
2022	10,684	18,779
2023	10,205	6,817
2024	8,605	1,690
Thereafter	—	145
Total	$50,137	$72,781
Less: imputed interest	(5,491)	(6,734)
Net lease obligation	$44,646	$66,047

NOTE 8 – DEBT

	March 31, 2020		December 31, 2019
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$227,062	$—	$226,885
Revolving Credit Facility(2)	—	50,000	—	—
Finance lease obligations	23,588	42,459	22,746	45,866
	$23,588	$319,521	$22,746	$272,751

(1) Net of unamortized debt issuance costs of $2.9 million and $3.1 million at March 31, 2020 and December 31, 2019, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(2) Unamortized debt issuance costs of $2.1 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively, included in Other Non-Current Assets.
2024 Senior Notes
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 5.875% Senior Notes due 2024 (“2024 Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act, for net proceeds of approximately $245.0 million, followed by an exchange offer for publicly-traded 2024 Senior Notes. For more details, please see Note 12 -- Debt contained in the 2019 10-K.
Revolving Credit Facility
At March 31, 2020, the Company had $200.0 million available under its $250.0 million revolving credit facility (the “RCF”) provided pursuant to the credit agreement entered into in September 2017 (as amended, the “Credit Agreement”) among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, and Bank of America, N.A, as administrative agent (the “Agent”), and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia (the “RCF Lenders”). At March 31, 2020, the interest rate on the principal of the RCF was 3.4%.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2020, the Company entered into new lease financing arrangements primarily for mining equipment at Kensington and Palmarejo. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended March 31,
In thousands	2020	2019
2024 Senior Notes	$3,378	$3,673
Revolving Credit Facility	549	1,853
Finance lease obligations	1,005	1,107
Amortization of debt issuance costs	381	342
Accretion of Silvertip contingent consideration	—	179
Other debt obligations	35	—
Capitalized interest	(220)	(700)
Total interest expense, net of capitalized interest	$5,128	$6,454

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2020	2019
Asset retirement obligation - Beginning	$134,543	$133,508
Accretion	2,804	2,895
Settlements	(719)	(662)
Asset retirement obligation - Ending	$136,628	$135,741

The Company accrued $1.9 million at each of March 31, 2020 and December 31, 2019, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 10 - INCOME AND MINING TAXES
The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2020 and 2019 by significant jurisdiction:

	Three months ended March 31,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(11,005)	$(736)	$(6,047)	$(2,162)
Canada	(26,029)	15	(26,525)	9,792
Mexico	21,359	4,631	(772)	1,024
Other jurisdictions	(164)	29	(208)	4
	$(15,839)	$3,939	$(33,552)	$8,658

During the first quarter of 2020, the Company reported estimated income and mining tax benefit of approximately $3.9 million, resulting in an effective tax rate of 24.9%. This compares to income tax benefit of $8.7 million for an effective tax rate of 25.8% during the first quarter of 2019. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) foreign exchange rates; (iii) the impact of uncertain tax positions; (iv) variations in our income before income taxes; (v) geographic distribution of that income and (vi) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2019 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2016 forward for the U.S. federal jurisdiction and from 2011 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $0.5 million and $1.5 million in the next twelve months.
At March 31, 2020 and December 31, 2019, the Company had $0.7 million and $2.7 million of total gross unrecognized tax benefits from continuing operations, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2020 and December 31, 2019, the amount of accrued income-tax-related interest and penalties was $0.9 million and $2.3 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three months ended March 31, 2020 and 2019 was $2.0 million and $2.2 million, respectively. At March 31, 2020, there was $9.9 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
The following table summarizes the grants awarded during the three months ended March 31, 2020:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 24, 2020	1,322,341	$5.12	—	$—
February 25, 2020	120,491	$4.94	—	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2020	2019
Unrealized gain (loss) on equity securities	$(8,819)	$9,185
Realized gain (loss) on equity securities	—	(8)
Interest rate swap, net	—	(57)
Fair value adjustments, net	$(8,819)	$9,120

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$26,826	$26,826	$—	$—
Other derivative instruments, net	1,023	—	1,023	—
	$27,849	$26,826	$1,023	$—
Liabilities:
Other derivative instruments, net	$46	$—	$46	$—

	Fair Value at December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$35,646	$35,646	$—	$—
Other derivative instruments, net	753	—	753	—
	$36,399	$35,646	$753	$—
Liabilities:
Silvertip contingent consideration	$25,000	$—	$—	$25,000
Other derivative instruments, net	275	—	275	—
	$25,275	$—	$275	$25,000

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
The Company’s other derivative instruments, net, include concentrate and certain doré sales contracts, gold and foreign exchange hedges, and an interest rate swap which are valued using pricing models with inputs derived from observable market data, including contractual terms, forward market prices, yield curves, credit spreads, and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd (the “Silvertip Acquisition”). The consideration for the Silvertip Acquisition included two $25.0 million contingent payments, which were payable in cash and common stock upon reaching a future permitting milestone and resource declaration milestone, respectively. The fair value of the Silvertip contingent consideration was estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and is classified within Level 3 of the fair value hierarchy. During 2019, the Company paid the $25.0 million due for the permitting milestone in the form of cash and common

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

stock and in the first quarter of 2020, the Company paid the remaining $25.0 million due for the resource declaration milestone in the form of cash and common stock.
    No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2020.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the three months ended March 31, 2020:

	Three Months Ended March 31,
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$25,000	$—	$(25,000)	$—	$—
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2020 and December 31, 2019 is presented in the following table:

	March 31, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,062	$202,433	$—	$202,433	$—
Revolving Credit Facility(2)	$50,000	$50,000	$—	$50,000	$—

(1) Net of unamortized debt issuance costs of $2.9 million.
(2) Unamortized debt issuance costs of $2.1 million included in Other Non-Current Assets.

	December 31, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$226,885	$228,585	$—	$228,585	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—

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

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

The Company is exposed to various market risks, including the effect of changes in metal prices, foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At March 31, 2020, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2020	Thereafter
Provisional silver sales contracts	$4,500	$—
Average silver price per ounce	$14.86	$—
Notional ounces	302,871	—

Provisional gold sales contracts	$8,346	$—
Average gold price per ounce	$1,596	$—
Notional ounces	5,230	—

Provisional zinc sales contracts	$11,769	$—
Average zinc price per pound	$0.86	$—
Notional pounds	13,615,188	—

Provisional lead sales contracts	$3,028	$—
Average lead price per pound	$0.79	$—
Notional pounds	3,830,017	—

The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$1,023	$46

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$753	$275

The following represent mark-to-market gains (losses) on derivative instruments in the three months ended March 31, 2020 and 2019, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2020	2019
Revenue	Provisional metal sales contracts	$500	$250
Fair value adjustments, net	Interest rate swaps	—	(46)
		$500	$204

Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts are net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
To protect the Company’s exposure to fluctuations in foreign currency exchange rates for subsidiaries whose functional currency is U.S dollar and are exposed to forecasted transaction denominated in the Mexican Peso and the Canadian Dollar, in March 2020, the Company entered into foreign currency forward exchange contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions.
At March 31, 2020, the Company had the following derivative cash flow hedge instruments that settle as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In thousands except average prices and notional ounces	2020	2021
Gold put options
Average gold strike price per ounce	$1,447	$1,600
Notional ounces	153,000	12,000

Gold call options
Average gold strike price per ounce	$1,826	$1,800
Notional ounces	153,000	12,000

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	24.09	25.00
Notional US dollar	$45,000	$60,000

Foreign exchange forward exchange contracts - Canadian Dollar
Average Canadian Dollar exchange rate	1.44	—
Notional US dollar	$25,000	$—

The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue are recognized as a component of net sales in the same period as the related revenue is recognized. Deferred gains and losses associated with cash flow hedges of foreign currency transactions are recognized as a component of costs applicable to sales in the same period the related expenses are incurred.
As of March 31, 2020, the Company had $0.1 million of after-tax gains in AOCI related to gains from cash flow hedge transactions. The Company does not expect to recognize any of these after-tax gains in its consolidated statement of comprehensive income during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold in effect when derivative contracts currently outstanding mature.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	March 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$27	$—
Foreign currency forward exchange contracts	65	—
	$92	$—

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$136

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the consolidated statement of comprehensive income for the three months ended March 31, 2020.

In thousands	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2020
Gold zero cost collars	$(136)	163	—	$27
Foreign currency forward exchange contracts	$—	65	—	$65
Derivative contracts designated as cash flow hedges	$(136)	228	—	$92

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

NOTE 14 - OTHER, NET
Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2020	2019
Foreign exchange gain (loss)	$(76)	$(665)
Gain (loss) on sale of assets and investments	9	52
Gain (loss) on sale of Manquiri NSR consideration(1)	365	—
Gain (loss) on Silvertip contingent consideration	955	—
Interest income on notes receivable	—	180
Other	628	493
Other, net	$1,881	$60

(1) As defined in Note 18 -- Discontinued Operations.
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
For the three months ended March 31, 2020 and 2019, there were 1,712,033 and 2,593,294 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended March 31,
In thousands except per share amounts	2020	2019
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(11,900)	$(24,894)
Income (loss) from discontinued operations	—	5,693
	$(11,900)	$(19,201)

Weighted average shares:
Basic	240,255	202,422
Effect of stock-based compensation plans	—	—
Diluted	240,255	202,422

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.05)	$(0.12)
Income (loss) from discontinued operations	0.00	0.03
Basic(1)	$(0.05)	$(0.09)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.05)	$(0.12)
Income (loss) from discontinued operations	0.00	0.03
Diluted(1)	$(0.05)	$(0.09)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,594	$16,832	$28,469	$—	$52,895
Receivables	—	7,014	12,708	—	19,722
Ore on leach pads	—	83,035	—	—	83,035
Inventory	—	24,729	27,128	—	51,857
Prepaid expenses and other	6,649	1,080	6,421	—	14,150
	14,243	132,690	74,726	—	221,659
NON-CURRENT ASSETS
Property, plant and equipment, net	2,176	160,632	79,210	—	242,018
Mining properties, net	—	327,587	375,373	—	702,960
Ore on leach pads	—	66,703	—	—	66,703
Restricted assets	1,468	206	6,449	—	8,123
Equity and debt securities	26,826	—	—	—	26,826
Receivables	—	—	23,149	—	23,149
Net investment in subsidiaries	403,171	82,558	(82,713)	(403,016)	—
Other	243,008	50,552	2,622	(238,523)	57,659
TOTAL ASSETS	$690,892	$820,928	$478,816	$(641,539)	$1,349,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,070	$26,138	$33,311	$—	$61,519
Other accrued liabilities	9,327	27,031	13,577	—	49,935
Debt	—	15,469	8,119	—	23,588
Reclamation	—	1,628	1,466	—	3,094
	11,397	70,266	56,473	—	138,136
NON-CURRENT LIABILITIES
Debt	277,062	32,596	248,386	(238,523)	319,521
Reclamation	—	92,665	42,771	—	135,436
Deferred tax liabilities	366	8,190	27,916	—	36,472
Other long-term liabilities	3,826	37,117	17,945	—	58,888
Intercompany payable (receivable)	(262,403)	244,608	17,795	—	—
	18,851	415,176	354,813	(238,523)	550,317
STOCKHOLDERS’ EQUITY
Common stock	2,436	20,401	214,816	(235,217)	2,436
Additional paid-in capital	3,603,785	338,479	2,018,080	(2,356,559)	3,603,785
Accumulated deficit	(2,945,647)	(23,394)	(2,165,366)	2,188,760	(2,945,647)
Accumulated other comprehensive income (loss)	70	—	—	—	70
	660,644	335,486	67,530	(403,016)	660,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$690,892	$820,928	$478,816	$(641,539)	$1,349,097

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$96,944	$76,223	$—	$173,167
COSTS AND EXPENSES
Costs applicable to sales(1)	—	65,286	53,631	—	118,917
Amortization	215	17,415	18,532	—	36,162
General and administrative	8,910	2	8	—	8,920
Exploration	280	4,363	1,743	—	6,386
Pre-development, reclamation, and other	18	2,616	3,921	—	6,555
Total costs and expenses	9,423	89,682	77,835	—	176,940
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(8,819)	—	—	—	(8,819)
Other, net	4,615	(9)	1,002	(3,727)	1,881
Interest expense, net of capitalized interest	(4,105)	(736)	(4,014)	3,727	(5,128)
Total other income (expense), net	(8,309)	(745)	(3,012)	—	(12,066)
Income (loss) from continuing operations before income and mining taxes	(17,732)	6,517	(4,624)	—	(15,839)
Income and mining tax (expense) benefit	(218)	(518)	4,675	—	3,939
Income (loss) from continuing operations	(17,950)	5,999	51	—	(11,900)
Equity income (loss) in consolidated subsidiaries	6,050	(3,157)	3,027	(5,920)	—
Income (loss) from discontinued operations	—	—	—	—	—
NET INCOME (LOSS)	$(11,900)	$2,842	$3,078	$(5,920)	$(11,900)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities	—	—	—	—	—
Unrealized gain (loss) on cash flow hedges, net of tax of $22 for the three months ended March 31, 2020	206	—	—	—	206
COMPREHENSIVE INCOME (LOSS)	$(11,694)	$2,842	$3,078	$(5,920)	$(11,694)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,457)	$2,231	$(845)	$(5,920)	$(7,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21)	(10,491)	(11,696)	—	(22,208)
Proceeds from the sale of assets	4,500	6	—	—	4,506
Other	—	—	(17)	—	(17)
Investments in consolidated subsidiaries	(6,050)	(39)	169	5,920	—
Cash provided by (used in) activities of continuing operations	(1,571)	(10,524)	(11,544)	5,920	(17,719)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,571)	(10,524)	(11,544)	5,920	(17,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	50,000	—	—	—	50,000
Payments on debt, capital leases, and associated costs	—	(3,975)	(1,926)	—	(5,901)
Silvertip contingent consideration	—	—	(18,750)	—	(18,750)
Net intercompany financing activity	(38,600)	1,857	36,743	—	—
Other	(1,973)	—	—	—	(1,973)
Cash provided by (used in) activities of continuing operations	9,427	(2,118)	16,067	—	23,376
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,427	(2,118)	16,067	—	23,376
Effect of exchange rate changes on cash and cash equivalents	—	(27)	(599)	—	(626)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,399	(10,438)	3,079	—	(2,960)
Cash, cash equivalents and restricted cash at beginning of period	6,675	27,238	23,105	—	57,018
Cash, cash equivalents and restricted cash at end of period	$11,074	$16,800	$26,184	$—	$54,058

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,395)	8,468	(11,069)	21,150	(15,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38)	(14,431)	(12,969)	—	(27,438)
Proceeds from the sale of assets	—	753	94	—	847
Sales of investments	5,168	—	—	—	5,168
Other	1,803	—	(62)	—	1,741
Investments in consolidated subsidiaries	21,015	—	135	(21,150)	—
Cash provided by (used in) activities of continuing operations	23,948	(13,678)	(12,802)	(21,150)	(19,682)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,948	(13,678)	(12,802)	(21,150)	(19,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	15,000	—	—	—	15,000
Payments on debt, capital leases, and associated costs	(15,000)	(4,387)	(2,969)	—	(22,356)
Net intercompany financing activity	10,226	(5,357)	(4,869)	—	—
Other	(3,364)	—	—	—	(3,364)
Cash provided by (used in) activities of continuing operations	6,862	(9,744)	(7,838)	—	(10,720)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,862	(9,744)	(7,838)	—	(10,720)
Effect of exchange rate changes on cash and cash equivalents	—	3	198	—	201
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	415	(14,951)	(31,511)	—	(46,047)
Cash, cash equivalents and restricted cash at beginning of period	12,747	25,532	79,790	—	118,069
Cash, cash equivalents and restricted cash at end of period	$13,162	$10,581	$48,279	$—	$72,022

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. At March 31, 2020 the remaining unamortized balance was $10.5 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine, which was repaid in 2019. The Amended Sales Contract also includes an option to allow for an additional $15.0 million prepayment for deliveries of gold concentrate, which Coeur exercised in December 2019. In the first quarter of 2020, the Kensington mine delivered approximately $7.0 million of gold concentrate to the counterparty. The remaining deliveries of $8.0 million are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by June 30, 2020.
Silvertip Contingent Consideration
A total of up to $50.0 million of contingent consideration, payable in cash and common stock, was payable in conjunction with the Silvertip Acquisition based upon the achievement of two milestones, one of which was achieved and paid during 2019 and the other of which was achieved and paid during the first quarter of 2020. The first milestone payment of $25.0 million was contingent upon receipt of a permit expansion for a sustained mining and milling rate of 1,000 tonnes per day (the “Permit contingent consideration”). The permit application was submitted to the British Columbia Ministry of Energy and Mining on April 30, 2018 and following its approval in November 2019, the Company made a payment of $25.0 million in the form of $18.7 million in cash and 1.0 million shares of common stock to satisfy the Permit contingent consideration obligation. At December 31, 2019, based on the Silvertip mine’s total mineralized material (including reserves) (the “Resource contingent consideration”), the former JDS Silver Holdings Ltd. shareholders were entitled to the full second contingent payment of $25.0 million. In the first quarter of 2020, the Company made a payment of $25.0 million in the form of $18.8 million in cash and 0.9 million shares of common stock to satisfy the Resource contingent consideration obligation.
Mexico VAT Litigation
Included in non-current receivables as of March 31, 2020 are $22.4 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Under the royalty agreement, Coeur applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying the Company’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation continues, some of which was determined unfavorably to the Company in 2019 based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, the Company may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican tax courts and the process for recovering funds even if there is a successful outcome in litigation can be unpredictable.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of March 31, 2020 and December 31, 2019, the Company had surety bonds totaling $215.6 million in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash, to support these instruments. As the specific

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – DISCONTINUED OPERATIONS
In December 2017, the Company and certain of its subsidiaries entered into a definitive agreement (as amended, the “Manquiri Agreement”) to sell all of the outstanding capital stock of Empresa Minera Manquiri S.A. (“Manquiri”), which is the operator of the San Bartolomé mine and processing facility (the “Manquiri Divestiture”). On February 28, 2018, the Manquiri Divestiture was completed, and, in accordance with the Manquiri Agreement, the capital stock in Manquiri was sold to Ag-Mining Investments, AB, a privately-held Swedish company (the “Buyer”), in exchange for, among other items, (A) 2.0% net smelter returns royalty on all metals processed through the San Bartolomé mine’s processing facility (the “NSR”) and (B) promissory notes payable by the Buyer with an aggregate principal amount equal to $27.6 million (the “Manquiri Notes Receivable”). In September 2018, the Company entered into the Letter Agreement with the Buyer pursuant to which the total aggregate principal amount of the Manquiri Notes Receivable was reduced to $25.0 million, and the Buyer made a concurrent cash payment of $15.0 million to the Sellers in respect of the Manquiri Notes Receivable. In addition, the Company also agreed to forgo any rights to any value added tax refunds collected or received by Manquiri.
On February 28, 2019, the parties executed a letter agreement (the “February Letter Agreement”), which amended certain terms of the Manquiri Agreement. Pursuant to the February Letter Agreement, the Buyer agreed to accelerate repayment of the remaining aggregate $6.0 million owed under the Manquiri Notes Receivable, which was received. As of the date of the entry into the February Letter Agreement, the remaining obligations under the Manquiri Agreement (including post-closing indemnification obligations) terminated. The Company recorded a $5.7 million gain on the sale Manquiri following the release of the indemnification liability (associated with termination of post-closing indemnification obligations) pursuant to the February Letter Agreement.
In January 2020, the Buyer purchased the NSR from Coeur by making a payment to Coeur of $4.5 million. Coeur recorded a gain of $0.4 million following the payment.

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2020	December 31, 2019
Accrued salaries and wages	$14,567	$20,047
Silvertip contingent consideration	—	25,000
Deferred revenue (1)	9,909	16,672
Income and mining taxes	1,908	11,243
Accrued operating costs	3,395	4,163
Taxes other than income and mining	2,692	3,554
Accrued interest payable	5,266	1,833
Operating lease liabilities	12,198	13,104
Accrued liabilities and other	$49,935	$95,616

(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three months ended March 31, 2020 and 2019:

In thousands	March 31, 2020	March 31, 2019
Cash and cash equivalents	$52,895	$69,033
Restricted cash equivalents	1,163	2,989
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,058	$72,022

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 20 – SUBSEQUENT EVENTS

The 2019 novel strain of coronavirus (“COVID-19”) was characterized as a global pandemic by the World Health Organization on March 11, 2020. In early April 2020, in accordance with a decree from the Federal government of Mexico issued in response to COVID-19, that restricted all non-essential business activities (including mining) in the country, Coeur began taking steps toward temporarily suspending active mining and processing activities at Palmarejo. The Company is taking all appropriate actions to be able to safely and expeditiously ramp production back up once the suspension has been lifted.

All of the Company’s other active mines continue to operate at full capacity and there have been no confirmed cases of COVID-19 across Coeur’s portfolio. Precious metals mining is considered essential to support critical infrastructure under guidelines of the U.S. Department of Homeland Security and every state where Coeur operates in the U.S. (Nevada, Alaska and South Dakota). In addition, Coeur Alaska, Inc. is requiring that all employees who travel to the Kensington mine are required to submit to a 14-day quarantine in Juneau, Alaska before traveling to the mine.

The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, Coeur drew an additional $100.0 million from its RCF shortly after the end of the first quarter as a precautionary measure. As of April 22, 2020, the Company had approximately $150.0 million drawn under its RCF. Additionally, as Coeur seeks to proactively maximize its financial flexibility during these unprecedented levels of volatility and uncertainty, the Company intends to take the prudent step of re-establishing an at-the-market equity facility.

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
Overview
We are primarily a gold and silver producer with five mines located in the United States, Canada and Mexico and several exploration projects in North America.
First Quarter Highlights
For the quarter, Coeur reported revenue of $173.2 million and cash flow from operating activities of $(8.0) million. The Company reported GAAP net loss from continuing operations of $11.9 million, or $0.05 per share. On an adjusted basis1, the Company reported EBITDA of $46.6 million and net loss from continuing operations of $0.8 million, or $0.00 per share.

•
Proactive response to managing impacts of global COVID-19 pandemic - As part of Coeur’s corporate crisis management process, a special advisory committee was established in early March to evaluate and address ongoing concerns, risks and challenges associated with the 2019 novel coronavirus (“COVID-19”). Primary objectives of the committee remain (i) protecting the health of Coeur’s workforce and communities, and (ii) ensuring continuity of the Company’s operations to the extent possible

•
Financial results reflective of key elements of Company strategy - Gold sales represented a record high 74% of quarterly revenue, while Coeur’s three U.S. operations – all of which continue to operate – comprised 56% of quarterly revenue

•
Strong operational and financial performance at Palmarejo - Palmarejo was the Company’s top performing operation, driven by a 10% quarter over quarter increase in gold production. The operation generated $28.9 million in operating cash flow. Strong operational performance helped to generate $21.8 million of free cash flow[1] during the first quarter

•
Improved crusher performance and major permitting milestone achieved at Rochester - Coeur processed 37,677 tons per day (“tpd”) through the upgraded crusher configuration at Rochester during the first quarter, exceeding its target by 11% and was 33% higher than the prior quarter. The Company also received the Record of Decision from the Bureau of Land Management for Plan of Operations Amendment 11 (“POA 11”), marking a significant achievement toward the planned expansion at Rochester

•
Advancing exploration efforts across portfolio - Coeur began its largest exploration program in Company history, drilling roughly 20% more footage than the prior period and nearly 60% more than the first quarter of 2019. The increased exploration activity was primarily related to the expanded drilling program underway at Palmarejo and the ramp up in drilling at the Sterling and Crown deposits in southern Nevada. Expanded drilling programs at Kensington and Silvertip also commenced during the quarter

•
Safe transition and advancing work on pre-feasibility study at Silvertip - The Company safely ramped down Silvertip, completing the transition to a temporary suspension of mining and processing activities announced in February. Zinc and lead markets continued to face significant headwinds during the first quarter, further validating Coeur’s decision to temporarily suspend active mining and processing activities. Work on the pre-feasibility study to evaluate a mill expansion is advancing

•
Additional execution of opportunistic hedging - The Company continued to add to its zero-cost collar (“ZCC”) gold hedging program during the quarter, with a total of 153,000 and 99,000 ounces now hedged through the remainder of 2020 and in 2021, respectively. Coeur also capitalized on multi-year low exchange rates for the Mexican Peso and Canadian Dollar by securing rate protection on a portion of its foreign currency-denominated expenses over the next two years. The increased hedging activity is being implemented to provide downside protection in preparation for the POA 11 expansion at Rochester, which is expected to be funded with a combination of internally generated cash flow and its senior secured revolving credit facility (the “RCF”)

•
Bolstered cash balance to enhance financial flexibility - As of March 31, 2020, Coeur had $52.9 million of cash and cash equivalents. As a precautionary measure, the Company further bolstered its cash position by drawing down an additional $100.0 million from its RCF shortly after the end of the quarter in response to potential impacts of COVID-19, bringing the total amount drawn to $150.0 million

Selected Financial and Operating Results

	Three Months Ended March 31,
In thousands	2020	2019
Financial Results from Continuing Operations:
Gold sales	$127,605	$106,764
Silver sales	$44,909	$40,114
Zinc sales	$(662)	$5,634
Lead sales	$1,315	$2,358
Consolidated Revenue	$173,167	$154,870
Net income (loss)	$(11,900)	$(24,894)
Net income (loss) per share, diluted	$(0.05)	$(0.12)
Adjusted net income (loss)(1)	$(769)	$(22,958)
Adjusted net income (loss) per share, diluted(1)	$0.00	$(0.11)
EBITDA(1)	$25,451	$14,778
Adjusted EBITDA(1)	$46,601	$26,104
Total debt(2)	$343,109	$456,789
Operating Results from Continuing Operations:
Gold ounces produced	85,077	78,336
Silver ounces produced	2,676,418	2,490,434
Zinc pounds produced	2,459,756	3,719,013
Lead pounds produced	2,176,847	3,076,845
Gold ounces sold	85,635	85,326
Silver ounces sold	2,700,778	2,635,015
Zinc pounds sold	3,203,446	4,723,069
Lead pounds sold	2,453,485	2,747,847
Average realized price per gold ounce	$1,490	$1,251
Average realized price per silver ounce	$16.63	$15.22
Average realized price per zinc pound, gross	$(0.21)	$1.50
Average realized price per lead pound, gross	$0.54	$0.92
Financial and Operating Results from Discontinued Operations:
Income (loss) from discontinued operations	$—	$5,693
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes capital leases. Net of debt issuance costs and premium received.

COVID-19 Update

Coeur established a special advisory committee to evaluate ongoing concerns, risks and challenges with respect to COVID-19 across its operations and corporate headquarters in early March 2020. The primary goals of the committee include (i) protecting the health, safety and well-being of Coeur’s workforce and communities and (ii) ensuring the continuity of business operations. The committee meets regularly via video conference and has elevated its level of communications by proactively engaging with various stakeholders, including regulators, government officials, community partners and healthcare providers, among others.
The current status of each of the Company’s operations is highlighted below:

Operation	Location	Status	Commentary
Palmarejo	Chihuahua, Mexico	Temporarily suspended	Precious metals mining not considered essential as part of decree issued by the Federal Government of Mexico on March 31, 2020
Rochester	Nevada, United States	Operating	Mining considered essential as part of State of Nevada regulations issued on March 20, 2020
Kensington	Alaska, United States	Operating	Mining considered essential as part of State of Alaska declaration on March 27, 2020
Wharf	South Dakota, United States	Operating	State of South Dakota issued a public order mandating the closure of all public-facing businesses, which does not include Wharf, on March 23, 2020
Silvertip	British Columbia, Canada	Temporarily suspended
Previously announced temporary suspension of mining and processing activities (unrelated to COVID-19). No actions required at this time to comply with restrictions issued by the Government of British Columbia

Each of the Company’s operations has developed site-specific screening, education and modifications to work procedures to limit and identify COVID-19 exposure and transmission. Operational readiness is routinely being assessed as the situation continues to evolve and each site has scenario plans in place, should the need arise. Coeur is following guidance from the U.S. Centers for Disease Control and Prevention, Mexican and Canadian public health officials, World Health Organization as well as federal, state and local authorities to safeguard the health, safety and well-being of its employees, contractors and communities, and minimize business interruption.
Key initiatives that the Company has undertaken include:

•	Travel and site access restricted to business-critical needs; discretionary travel strongly discouraged and must be reported

•	Health and travel questionnaires as well as temperature checks required prior to entering sites

•	Increased cleaning and disinfecting of common areas

•	Social distancing, including limiting meetings to ten people (or less)

•	Extended rotational schedules at certain operations to reduce travel to and from site

•	All site-level employees who can and all corporate headquarter employees working remotely

•	Providing ongoing support to local communities, including donations of critical supplies

•	Partnering with local communities in communication and response efforts
Coeur has also evaluated its supply chain and metal sales risks at each operation and remains in close contact with critical vendors, customers and transportation providers, establishing back-up arrangements to mitigate the impact of any disruptions related to COVID-19. The Company has not experienced any material disruptions and has incurred minimal additional operating costs to date.

Consolidated Financial Results
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Revenue
Revenue increased by $18.3 million as a result of a 19% and 9% increase in average realized gold and silver prices, partially offset by the temporary suspension of operations at Silvertip in February. The Company sold 85,635 gold ounces, 2.7 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds compared to 85,326 gold ounces, 2.6 million silver ounces, 4.7 million zinc lead pounds and 2.7 million lead pounds in the prior year. Gold contributed 74% of sales, silver contributed 26%, compared to 68% of sales from gold, 26% from silver, 4% from zinc and less than 2% from lead.

The following table summarizes consolidated metal sales:

	Three months ended March 31,		Increase	Percent
In thousands	2020	2019	(Decrease)	Change
Gold sales	$127,605	$106,764	$20,841	20%
Silver sales	44,909	40,114	4,795	12%
Zinc sales	(662)	5,634	(6,296)	(112)%
Lead sales	1,315	2,358	(1,043)	(44)%
Metal sales	$173,167	$154,870	$18,297	12%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the temporary suspension of mining and processing activities at Silvertip and lower costs at Rochester and Kensington. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $5.7 million, or 14%, resulting from to the temporary suspension at Silvertip and longer assumed mine life at Palmarejo based on year-end 2019 reserve growth.
Expenses
General and administrative expenses decreased $0.6 million, or 6%, primarily due to lower outside service and travel costs.
Exploration expense increased $2.7 million, or 72%, as a result of exploration expense at the Sterling/Crown project located in southern Nevada and higher exploration expense at Palmarejo and Kensington. The Company completed 119,471 feet (36,415 meters) of expansion drilling and 50,209 feet (15,304 meters) of infill drilling in the first quarter of 2020 compared to 27,724 feet (8,450 meters) of expansion drilling and 62,402 feet (19,020 meters) of infill drilling in the first quarter of 2019.
Pre-development, reclamation, and other expenses increased $2.1 million, or 48%, stemming from ongoing carrying and one-time severance costs at Silvertip, partially offset by a gain on the modification of a right of use lease.

The following table summarizes pre-development, reclamation, and other expenses:

	Three months ended March 31,		Increase	Percent
In thousands	2020	2019	(Decrease)	Change
Silvertip ongoing carrying costs	$2,608	$—	$2,608	—%
Silvertip one-time temporary suspension costs	3,659	—	3,659	—%
Gain on modification of right of use lease	(4,051)	—	(4,051)	—%
Asset retirement accretion	2,847	2,942	(95)	(3)%
Other	1,492	1,492	—	—%
Pre-development, reclamation and other expense	$6,555	$4,434	$2,121	48%

Other Income and Expenses
Fair value adjustments, net, decreased to a loss of $8.8 million compared to a gain of $9.1 million as a result of unfavorable fair value adjustments and realized gains primarily related to the Company’s equity investment in Integra and Metalla, which had an estimated fair value of $3.5 million and $22.0 million, respectively, at March 31, 2020.
Interest expense (net of capitalized interest of $0.2 million) decreased to $5.1 million from $6.5 million due to lower average debt levels related to the RCF and 2024 Senior Notes.
Income and Mining Taxes
During the first quarter of 2020, income and mining tax benefit of approximately $3.9 million results in an effective tax rate of 24.9% for 2020. This compares to income tax benefit of $8.7 million or effective tax rate of 25.8% for 2019. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) foreign exchange rates; (iii) the impact of uncertain tax positions; (iv) variations in our income before income taxes; (v) geographic distribution of that income and (vi) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(11,005)	$(736)	$(6,047)	$(2,162)
Canada	(26,029)	15	(26,525)	9,792
Mexico	21,359	4,631	(772)	1,024
Other jurisdictions	(164)	29	(208)	4
	$(15,839)	$3,939	$(33,552)	$8,658
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see “Item 1A - Risk Factors” in the 2019 10-K.
Net Income (Loss) from Continuing Operations
Net loss from continuing operations was $11.9 million, or $0.05 per share, compared to net loss of $24.9 million, or $0.12 per share. The decrease in net loss from continuing operations was driven by strong operating results at Palmarejo and Kensington and lower operating costs at Silvertip. This was partially offset by lower production at Rochester and unfavorable fair value adjustments and realized gains primarily related to the Company’s equity investment in Metalla. Adjusted net loss was $0.8 million, or $0.00 per share, compared to adjusted net loss of $23.0 million, or $0.11 per share (see “Non-GAAP Financial Performance Measures”).
Net Income (loss) from Discontinued Operations
In respect of the San Bartolomé mine and processing facility’s operating results, income decreased $5.7 million. In February 2019, the Company recorded an adjustment to the gain from the Manquiri Divestiture following the release of a liability associated with the Company’s post-closing indemnification obligations which were extinguished at that time.
2020 Guidance Framework
In light of the temporary suspension of mining and processing activities at Palmarejo and ongoing uncertainty regarding COVID-19, Coeur has decided to withdraw its full-year 2020 guidance. The Company will continue targeting safe execution of its operating plans and reevaluate instituting full-year 2020 guidance as the year progresses.

Results of Continuing Operations
Palmarejo

	Three Months Ended March 31,
	2020	2019
Tons milled	479,562	378,987
Average gold grade (oz/t)	0.07	0.07
Average silver grade (oz/t)	4.69	4.64
Average recovery rate – Au	91.6%	83.4%
Average recovery rate – Ag	81.5%	72.8%
Gold ounces produced	31,578	23,205
Silver ounces produced	1,834,891	1,278,283
Gold ounces sold	31,287	27,394
Silver ounces sold	1,894,789	1,405,409
Costs applicable to sales per gold ounce(1)	$644	$716
Costs applicable to sales per silver ounce(1)	$8.35	$9.70
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Gold and silver production increased 36% and 44%, respectively, resulting from improved recoveries and higher mined tons from Guadalupe, Independencia and the La Nación underground mine, which began production in the third quarter of 2019. Metal sales were $74.3 million, or 43% of Coeur’s metal sales, compared with $53.2 million, or 34% of Coeur’s metal sales. Higher production and lower unit diesel costs led to a 10% and 14% decrease in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $13.2 million due to longer assumed mine life based on year-end 2019 reserve growth, partially offset by higher ounces sold. Capital expenditures decreased to $7.1 million from $8.7 million due to lower infrastructure expenditures at La Nacion and lower mining equipment purchases.
As previously disclosed, in early April 2020 Coeur began taking steps toward temporarily suspending active mining and processing activities at Palmarejo in accordance with a government-mandated decree. The Company is taking all appropriate actions to be able to safely and expeditiously ramp production back up once the suspension has been lifted.
Rochester

	Three Months Ended March 31,
	2020	2019
Tons placed	3,428,578	2,667,559
Average gold grade (oz/t)	0.002	0.003
Average silver grade (oz/t)	0.57	0.46
Gold ounces produced	5,936	8,256
Silver ounces produced	687,379	959,905
Gold ounces sold	5,473	8,511
Silver ounces sold	632,237	1,000,453
Costs applicable to sales per gold ounce(1)	$1,394	$1,108
Costs applicable to sales per silver ounce(1)	$14.75	$13.02
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Gold and silver production decreased 28% due to the timing of recoveries and the restocking of metal inventory on the Stage III and Stage IV leach pads. Metal sales were $19.4 million, or 11% of Coeur’s metal sales, compared with $26.4 million, or 17% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 26% and 13%, respectively, driven by lower production combined with higher maintenance costs and higher processing and refining costs. Amortization decreased to $2.9 million due to lower ounces sold. Capital expenditures increased to $5.1 million from $4.6 million due to higher Plan of

Operations Amendment 11 (“POA 11”) capital expenditures.
In March 2020, mining was classified as an essential business in Nevada, Coeur continues to implement its Companywide safety protocols at Rochester to limit COVID-19 exposure and transmission.
Kensington

	Three Months Ended March 31,
	2020	2019
Tons milled	162,341	164,332
Average gold grade (oz/t)	0.21	0.20
Average recovery rate	93.5%	90.2%
Gold ounces produced	32,022	29,973
Gold ounces sold	32,781	31,335
Costs applicable to sales per gold ounce(1)	$931	$1,027

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Gold production increased 7% due to higher gold grades coupled with higher recoveries. Metal sales were $51.7 million, or 30% of Coeur’s metal sales, compared to $40.3 million, or 26% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 9% due to higher production and lower consumable and employee-related costs. Amortization increased slightly to $11.9 million due to higher ounces sold. Capital expenditures decreased to $4.8 million from $9.4 million due to lower underground development at Kensington, Jualin and Raven, infill drilling and mining equipment expenditures.
In March 2020, mining was classified as an essential business in Alaska. Coeur continues to implement its Companywide safety protocols at Kensington to limit COVID-19 exposure and transmission. Rotational schedules at site have been temporarily extended from 14 days to 28 days in response to concerns related to COVID-19. All employees are required by the Company to quarantine in a Juneau-based facility for 14-days prior to starting their 28-day rotation.
Wharf

	Three Months Ended March 31,
	2020	2019
Tons placed	946,449	1,090,510
Average gold grade (oz/t)	0.025	0.020
Gold ounces produced	15,541	16,902
Silver ounces produced	14,861	13,484
Gold ounces sold	16,094	18,086
Silver ounces sold	14,768	14,052
Costs applicable to sales per gold ounce(1)	$1,092	$950

(1)	See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Gold production decreased 8% largely driven by the impact of inclement weather on tons moved and crushing rates, which led to lower tons placed. Metal sales were $25.9 million, or 15% of Coeur’s metal sales, compared to $24.0 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 15% due to lower production and higher maintenance and outside service costs. Amortization decreased to $2.4 million due to lower ounces sold. Capital expenditures were $0.4 million.
In March 2020, South Dakota issued a public order mandating the closure of all public-facing businesses, which does not include Wharf. Coeur continues to implement its Companywide safety protocols at Wharf to limit COVID-19 exposure and transmission.

Silvertip

	Three Months Ended March 31,
	2020 (1)	2019
Tons milled	29,240	62,051
Average silver grade (oz/t)	7.03	5.50
Average zinc grade (%)	7.1%	5.9%
Average lead grade (%)	5.2%	3.7%
Average recovery rate – Ag	67.7%	69.9%
Average recovery rate – Zn	59.3%	50.5%
Average recovery rate – Pb	71.2%	66.8%
Silver ounces produced	139,287	238,762
Zinc pounds produced	2,459,756	3,719,013
Lead pounds produced	2,176,847	3,076,845
Silver ounces sold	158,984	215,101
Zinc pounds sold	3,203,446	4,723,069
Lead pounds sold	2,453,485	2,747,847
Costs applicable to sales per silver ounce(2)	NM (3)	$33.12
Costs applicable to sales per zinc pound(2)	NM (3)	$2.85
Costs applicable to sales per lead ounce(2)	NM (3)	$2.11

(1)	Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities in February 2020.

(2)	See Non-GAAP Financial Performance Measures.

(3)	Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Silvertip temporarily suspended mining and processing activities (unrelated to COVID-19) in February 2020. Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities. Ongoing carrying and one-time costs are included in Pre-development, reclamation, and other.
Rotational schedules have been temporarily extended from 14 days to 21 days in response to concerns related to COVID-19. Due to the temporary of mining and processing activities since mid-February, no further actions are required at this time to comply with restrictions currently issued by the Government of British Columbia.

Liquidity and Capital Resources
At March 31, 2020, the Company had $54.1 million of cash, cash equivalents and restricted cash and $200.0 million available under its RCF. Cash and cash equivalents decreased $2.8 million in the three months ended March 31, 2020, primarily due to Silvertip operating costs, timing of recoveries at Rochester, income and mining tax payments at Palmarejo and the payment of contingent consideration of $18.8 million associated with the Silvertip acquisition, partially offset by strong operational results from Palmarejo and Kensington, lower capital expenditures and an increase in the outstanding amounts under the RCF. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, Coeur drew an additional $100.0 million from its RCF shortly after the end of the first quarter as a precautionary measure. As of April 22, 2020, the Company had approximately $150.0 million drawn under its RCF. Additionally, as Coeur seeks to proactively maximize its financial flexibility during these unprecedented levels of volatility and uncertainty, the Company intends to take the prudent step of re-establishing an at-the-market equity facility.
Cash Provided by Operating Activities from Continuing Operations
Net cash used in operating activities for the three months ended March 31, 2020 was $8.0 million, compared to $15.8 million for the three months ended March 31, 2019. Adjusted EBITDA from continuing operations for the three months ended March 31, 2020 was $46.6 million, compared to $26.1 million for the three months ended March 31, 2019 (see “Non-GAAP Financial Performance Measures”). Net cash used in operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended March 31,
In thousands	2020	2019
Cash flow before changes in operating assets and liabilities	$30,144	$21,466
Changes in operating assets and liabilities:
Receivables	(813)	(9,735)
Prepaid expenses and other	(346)	(2,684)
Inventories	(21,925)	(18,821)
Accounts payable and accrued liabilities	(15,051)	(6,072)
Cash provided by (used in) continuing operating activities	$(7,991)	$(15,846)
Net cash provided by operating activities increased $7.9 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a 19% and 9% increase in average realized gold and silver prices, respectively, and the timing of VAT collection at Palmarejo, partially offset by the payments for accounts payable at Silvertip. Revenue for the three months ended March 31, 2020 increased by $18.3 million, of which $16.6 million was due primarily to higher average realized gold and silver prices and $1.7 million was due primarily to higher volume of gold and silver sales.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the three months ended March 31, 2020 was $17.7 million compared to $19.7 million in the three months ended March 31, 2019. Cash used in investing activities decreased primarily due lower capital expenditures. The Company had capital expenditures of $22.2 million in the three months ended March 31, 2020 compared with $27.4 million in the three months ended March 31, 2019. Capital expenditures in the three months ended March 31, 2020 were primarily related to underground development at Silvertip, Palmarejo, and Kensington and POA 11 capital expenditures at Rochester. Capital expenditures in the three months ended March 31, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new 220-person camp at Silvertip and the high-pressure grinding roll unit at Rochester.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities in the three months ended March 31, 2020 increased to $23.4 million compared to net cash used in financing activities of $10.7 million in the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company drew $50.0 million from the RCF, partially offset by the payment of cash contingent consideration of $18.8 million associated with the Silvertip acquisition. During the three months ended March 31, 2019, the Company borrowed and repaid $15.0 million, from the RCF.

Critical Accounting Policies and Accounting Developments
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2019 10-K and in Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.

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

In order to reduce indebtedness, future cash interest payments and/or amounts due at maturity or upon redemption and for general working capital purposes, from time-to-time we may (1) issue equity securities for cash in public or private offerings or (2) repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any debt repurchase transactions may occur at a substantial discount to the debt securities’ face amount.

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures of our continuing operations in the tables below. For additional information regarding our discontinued operations, see Note 18 -- to the Consolidated Financial Statements. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.

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

	Three Months Ended March 31,
In thousands except per share amounts	2020	2019
Net income (loss)	$(11,900)	$(19,201)
(Income) loss from discontinued operations, net of tax	—	(5,693)
Fair value adjustments, net	8,819	(9,120)
Foreign exchange loss (gain)	(6,620)	1,256
(Gain) loss on sale of assets and securities	(374)	(52)
Silvertip inventory write-down	10,381	15,447
Silvertip one-time costs	3,659	—
Silvertip lease modification	(4,051)	—
Silvertip gain on contingent consideration	(955)	—
COVID-19 one-time costs	272	—
Interest income on notes receivables	—	(180)
Tax effect of adjustments(1)	—	(5,415)
Adjusted net income (loss)	$(769)	$(22,958)

Adjusted net income (loss) per share - Basic	$0.00	$(0.11)
Adjusted net income (loss) per share - Diluted	$0.00	$(0.11)
(1) For the three months ended March 31, 2019, tax effect of adjustments of $5.4 million (-89%) is primarily related to the write-down of Silvertip start-up costs.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the 2024 Senior Notes Indenture (as such term is defined in Note 8 -- Debt) and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Three Months Ended March 31,
In thousands except per share amounts	2020	2019
Net income (loss)	$(11,900)	$(19,201)
(Income) loss from discontinued operations, net of tax	—	(5,693)
Interest expense, net of capitalized interest	5,128	6,454
Income tax provision (benefit)	(3,939)	(8,658)
Amortization	36,162	41,876
EBITDA	25,451	14,778
Fair value adjustments, net	8,819	(9,120)
Foreign exchange (gain) loss	76	665
Asset retirement obligation accretion	2,847	2,943
Inventory adjustments and write-downs	476	1,623
(Gain) loss on sale of assets and securities	(374)	(52)
Silvertip inventory write-down	10,381	15,447
Silvertip one-time costs	3,659	—
Silvertip lease modification	(4,051)	—
Silvertip gain on contingent consideration	(955)	—
COVID-19 one-time costs	272	—
Interest income on notes receivables	—	(180)
Adjusted EBITDA	$46,601	$26,104

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

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash flow from continuing operations	$(7,991)	$(15,846)
Capital expenditures from continuing operations	22,208	27,438
Free cash flow	$(30,199)	(43,284)
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

Three Months Ended March 31, 2020

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$49,149	$19,860	$42,429	$20,267	$23,002	$154,707
Amortization	(13,175)	(2,904)	(11,922)	(2,444)	(5,345)	(35,790)
Costs applicable to sales	$35,974	$16,956	$30,507	$17,823	$17,657	$118,917

Metal Sales
Gold ounces	31,287	5,473	32,781	16,094		85,635
Silver ounces	1,894,789	632,237		14,768	158,984	2,700,778
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$644	$1,394	$931	$1,092
Silver ($/oz)	$8.35	$14.75			NM (1)
Zinc ($/lb)					NM (1)
Lead ($/lb)					NM (1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Three Months Ended March 31, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$47,772	$26,491	$43,902	$20,073	$34,811	$173,049
Amortization	(14,528)	(4,037)	(11,727)	(2,681)	(8,426)	(41,399)
Costs applicable to sales	$33,244	$22,454	$32,175	$17,392	$26,385	$131,650

Metal Sales
Gold ounces	27,394	8,511	31,335	18,086		85,326
Silver ounces	1,405,409	1,000,453		14,052	215,101	2,635,015
Zinc pounds					4,723,069	4,723,069
Lead pounds					2,747,847	2,747,847

Costs applicable to sales
Gold ($/oz)	$716	$1,108	$1,027	$950
Silver ($/oz)	$9.70	$13.02			$33.12
Zinc ($/lb)					$2.85
Lead ($/lb)					$2.11

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, COVID-19 planning and response efforts, expectations regarding the Company's mines, hedging strategies, mine life, realization of deferred tax assets, sufficiency of assets, ability to discharge liabilities, liquidity management, financing plans, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this report and in “Risk Factors” section of the 2019 10-K and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii)  the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to the availability of our workforce, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x)  the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 165,000 ounces of gold at March 31, 2020 that settle monthly through December 2021. The weighted average strike prices on the put and call contracts are $1,459 and $1,824 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. At March 31, 2020, the value of the put and call zero cost collars contracts was zero. For the quarter ended March 31, 2020 the Company had not recognized any amount of gain or loss related to outstanding options in Revenue and the entire amount was included in accumulated other comprehensive income (loss). A 10% decrease in the price of gold at March 31, 2020 would result in a gain of $1.0 million.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. Changes in gold, silver, zinc and lead prices resulted in provisional pricing mark-to-market gain of $0.5 million as of March 31, 2020.
At March 31, 2020, the Company had outstanding provisionally priced sales of 5,230 ounces of gold at an average price of $1,596, 0.3 million ounces of silver at an average price of $14.86, 13.6 million pounds of zinc at an average price of $0.86 and 3.8 million pounds of lead at an average price of $0.79. A 10% change in realized gold, silver, zinc and lead prices would cause revenue to vary by $2.8 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At March 31, 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $2.6 billion Mexican Pesos at March 31, 2020 with an average exchange rate of 24.60 that settle monthly through December 2021. The Company had outstanding foreign currency forward exchange contracts to receive $36 million Canadian Dollars at March 31, 2020 with an average exchange rate of 1.44 that settle monthly through December 2020. At March 31, 2020, the value of the foreign currency forward exchange contracts was a net asset of $0.1 million. For the quarter ended March 31, 2020 the Company had not recognized any amount of gain or loss related to outstanding options in Cost Applicable to Sales and the entire amount was included in accumulated other comprehensive income (loss). A 10% increase or decrease in the exchange rates at March 31, 2020 would result in a loss of $7.4 million or a gain of $17.6 million, respectively.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2020.

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

(b)	Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors

Item 1A -- Risk Factors of the 2019 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Except as supplemented and updated below, the risk factors set forth in the 2019 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus pandemic.
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production and limit exploration activities and development projects and impact liquidity and financial results. We continue to monitor legislative initiatives in the U.S., Mexico and Canada to provide relief to businesses impacted by COVID-19, such as the U.S. Coronavirus Aid Relief and Economic Security (CARES) Act, to determine their potential impacts or benefits (if any) to our business.
On April 7, 2020, we announced that we had begun taking steps towards temporarily suspending active mining and processing activities at the Palmarejo complex in the State of Chihuahua, Mexico, in accordance with a government-mandated decree in response to COVID-19. In addition, we are requiring all employees who travel to the Kensington mine to submit to a 14-day quarantine in Juneau, Alaska before traveling to the mine. We believe this is an important step to protect the health and safety of all workers who stay at the Kensington camp, although it has required changes to worker scheduling and is expected to result in higher labor costs due to additional overtime pay and pay during the quarantine period. Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely.
The refiners and smelters upon which the Company relies to refine and process and, in some cases, purchase the gold and silver doré and gold, silver, zinc and lead concentrate produced by the Company’s mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact the Company’s ability to sell its products to buyers and generate revenues. For example, on March 23, 2020, Argor-Heraeus, a Swiss refiner which provides refining services to several of our mines, announced that it was temporarily suspending operations in response to a government order and has since recommenced operations.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those set forth under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our operation and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Any downgrade in the credit ratings assigned to the Company or its debt securities or a deterioration in the Company’s business prospects or financial results could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under the Company’s existing surety bond portfolio.
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to the Company or its debt securities will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If the Company is unable to maintain its outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should the Company’s business prospects or financial results deteriorate, including as a result of declines in gold and silver prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of the Company’s outstanding debt securities, its existing debt, and its ability to obtain new financing on favorable terms, if at all, increase borrowing costs, and such a downgrade or a deterioration in the Company’s business prospects or financial results, or a lower risk tolerance by the Company’s sureties, may result in increased collateral requirements under the Company’s existing surety bond portfolio, which in turn may adversely affect the Company’s results of operations and financial position.

The Company’s use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark- to-market fair value adjustments and exposure to counterparty credit risk.
From time-to-time, the Company may enter into price risk management contracts to protect against fluctuations in the price of gold, silver, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. In 2019 and through April 17, 2020, the Company entered into price risk management contracts on a total of 292,000 ounces of its gold production for 2020 and 2021 after a significant increase in gold prices during 2019 and into the first half of 2020. The Company determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several projects at existing operations.
The use of derivative instruments can expose the Company to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may have a material adverse impact on reported financial results.  The ceiling on the gold ounces covered by the price risk management contracts described above, representing the highest price the Company could realize for those ounces, averages $1,825 per ounce. The Company is exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, the Company could be exposed to a loss of value for that contract.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.	Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Mitchell J. Krebs, the Company’s President and Chief Executive Officer, entered into a selling plan effective March 4, 2020. Under the selling plan, between May 2020 and May 2022, Mr. Krebs will sell a total of 200,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold price specified in the plan.
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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	April 22, 2020	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	April 22, 2020	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 22, 2020	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)