Form 10-Q
period 2020-06-30
Coeur Mining, Inc.
filed 2020-07-29
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 243,738,147 shares were issued and outstanding as of July 27, 2020.

COEUR MINING, INC.

PART I
Item 1.  Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2020	December 31, 2019
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$70,924	$55,645
Receivables	4	21,986	18,666
Inventory	5	52,752	55,886
Ore on leach pads	5	75,111	66,192
Prepaid expenses and other		18,730	14,047
		239,503	210,436
NON-CURRENT ASSETS
Property, plant and equipment, net		234,133	248,789
Mining properties, net		704,580	711,955
Ore on leach pads	5	78,605	71,539
Restricted assets		8,636	8,752
Equity and debt securities	6	15,086	35,646
Receivables	4	22,978	28,709
Other		57,559	62,810
TOTAL ASSETS		$1,361,080	$1,378,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$58,241	$69,176
Accrued liabilities and other	19	68,457	95,616
Debt	8	27,176	22,746
Reclamation	9	3,094	3,114
		156,968	190,652
NON-CURRENT LIABILITIES
Debt	8	321,443	272,751
Reclamation	9	137,715	133,417
Deferred tax liabilities		35,266	41,976
Other long-term liabilities		55,831	72,836
		550,255	520,980
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 243,731,885 issued and outstanding at June 30, 2020 and 241,529,021 at December 31, 2019		2,437	2,415
Additional paid-in capital		3,605,982	3,598,472
Accumulated other comprehensive income (loss)		(7,706)	(136)
Accumulated deficit		(2,946,856)	(2,933,747)
		653,857	667,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,361,080	$1,378,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
	Notes	In thousands, except share data
Revenue	3	$154,249	$162,123	$327,416	$316,993
COSTS AND EXPENSES
Costs applicable to sales(1)	3	90,015	131,948	208,932	263,598
Amortization		27,876	43,204	64,038	85,080
General and administrative		8,616	7,750	17,536	17,224
Exploration		11,855	5,719	18,241	9,433
Pre-development, reclamation, and other		18,675	4,334	25,230	8,768
Total costs and expenses		157,037	192,955	333,977	384,103
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	12	10,067	(5,296)	1,248	3,824
Interest expense, net of capitalized interest	8	(5,765)	(6,825)	(10,893)	(13,279)
Other, net	14	121	643	2,002	703
Total other income (expense), net		4,423	(11,478)	(7,643)	(8,752)
Income (loss) before income and mining taxes		1,635	(42,310)	(14,204)	(75,862)
Income and mining tax (expense) benefit	10	(2,844)	5,546	1,095	14,204
Income (loss) from continuing operations		$(1,209)	$(36,764)	$(13,109)	$(61,658)
Income (loss) from discontinued operations	18	—	—	—	5,693
NET INCOME (LOSS)		$(1,209)	$(36,764)	$(13,109)	$(55,965)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(7,776)	—	(7,570)	—
Unrealized gain (loss) on debt and equity securities		—	—	—	59
Other comprehensive income (loss)		(7,776)	—	(7,570)	59
COMPREHENSIVE INCOME (LOSS)		$(8,985)	$(36,764)	$(20,679)	$(55,906)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.01)	$(0.18)	$(0.05)	$(0.30)
Net income (loss) from discontinued operations		—	—	—	0.03
Basic(2)		$(0.01)	$(0.18)	$(0.05)	$(0.27)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.01)	$(0.18)	$(0.05)	$(0.30)
Net income (loss) from discontinued operations		—	—	—	0.03
Diluted(2)		$(0.01)	$(0.18)	$(0.05)	$(0.27)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,209)	$(36,764)	$(13,109)	$(55,965)
(Income) loss from discontinued operations		—	—	—	(5,693)
Adjustments:
Amortization		27,876	43,204	64,038	85,080
Accretion		2,908	3,007	5,755	5,950
Deferred taxes		(1,545)	(9,158)	(7,032)	(17,417)
Fair value adjustments, net	12	(10,067)	5,296	(1,248)	(3,824)
Stock-based compensation	11	2,287	1,987	4,300	4,210
Gain on modification of right of use lease	7	—	—	(4,051)	—
Write-downs		5,208	11,872	15,589	27,319
Deferred revenue recognition	17	(8,134)	—	(15,682)	—
Other		(913)	4,731	(2,005)	5,981
Changes in operating assets and liabilities:
Receivables		(1,536)	(7,624)	(2,349)	(17,359)
Prepaid expenses and other current assets		1,081	(834)	735	(3,518)
Inventory and ore on leach pads		(8,056)	(14,391)	(29,981)	(33,212)
Accounts payable and accrued liabilities		2,047	25,109	(13,004)	19,037
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		9,947	26,435	1,956	10,589
CASH PROVIDED BY (USED IN )OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		9,947	26,435	1,956	10,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(16,682)	(20,749)	(38,890)	(48,187)
Proceeds from the sale of assets	18	9	57	4,515	904
Sale of investments		19,802	1,102	19,802	1,102
Proceeds from notes receivable		—	2,000	—	7,168
Other		(183)	277	(200)	2,018
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		2,946	(17,313)	(14,773)	(36,995)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		2,946	(17,313)	(14,773)	(36,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19	—	48,887	—	48,887
Issuance of notes and bank borrowings, net of issuance costs	8	100,000	—	150,000	15,000
Payments on debt, finance leases, and associated costs	8	(95,713)	(90,812)	(101,614)	(113,273)
Silvertip contingent consideration	17	—	—	(18,750)	—
Other		141	—	(1,832)	(3,259)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		4,428	(41,925)	27,804	(52,645)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		4,428	(41,925)	27,804	(52,645)
Effect of exchange rate changes on cash and cash equivalents		929	56	303	257
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		18,250	(32,747)	15,290	(78,794)
Less net cash used in discontinued operations		—	—	—	—
		18,250	(32,747)	15,290	(78,794)
Cash, cash equivalents and restricted cash at beginning of period		54,058	72,022	57,018	118,069
Cash, cash equivalents and restricted cash at end of period		$72,308	$39,275	$72,308	$39,275

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	(11,900)	—	(11,900)
Other comprehensive income (loss)	—	—	—	—	206	206
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,179	12	27	—	—	39
Balances at March 31, 2020	243,586	$2,436	$3,603,785	$(2,945,647)	$70	$660,644
Net income (loss)	—	—	—	(1,209)	—	(1,209)
Other comprehensive income (loss)	—	—	—	—	(7,776)	(7,776)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	146	1	2,197	—	—	2,198
Balances at June 30, 2020	243,732	$2,437	$3,605,982	$(2,946,856)	$(7,706)	$653,857

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	852,512
Net income (loss)	—	—	—	(19,201)	—	(19,201)
Other comprehensive income (loss)	—	—	—	—	59	59
Common stock issued under stock-based compensation plans, net	1,801	18	(1,053)	—	—	(1,035)
Balances at March 31, 2019	205,111	$2,051	$3,442,029	$(2,611,745)	$—	832,335
Net income (loss)	—	—	—	(36,764)	—	(36,764)
Common stock issued under "at the market" stock offering	16,631	166	48,721	—	—	48,887
Common stock issued under stock-based compensation plans, net	117	2	1,986	—	—	1,988
Balances at June 30, 2019	221,859	$2,219	$3,492,736	$(2,648,509)	$—	$846,446
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        Significant Accounting Policies
        Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2019 10-K.
        Use of Estimates
The Company's Condensed Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of the Company's Condensed Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, the Company’s accounting estimates and assumptions may change over time in response to the COVID-19 pandemic and may change materially in future periods.
Revenue Recognition
        The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $20.0 million, net, deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. See Note 17 -- Commitments and Contingencies for additional detail.
        The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Opening Balance	$10,505	$12,473	$11,061	$12,918
Revenue Recognized	(116)	(313)	(672)	(758)
Closing Balance	$10,389	$12,160	$10,389	$12,160
        In June 2020, the Company received a $15.0 million prepayment for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined below). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. See Note 17 -- Commitments and Contingencies for additional detail.
        The following table presents a rollforward of the Amended Sales Contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Opening Balance	$8,018	$—	$15,010	$—
Additions	15,006	25,021	15,006	25,021
Revenue Recognized	(8,018)	—	(15,010)	—
Closing Balance	$15,006	$25,021	$15,006	$25,021

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        Recently Adopted Accounting Standards
        In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the new credit loss standard effective January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s consolidated net income, financial position or cash flows.
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
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. Early in the second quarter of 2020, we temporarily suspended active mining and processing activities at the Palmarejo complex in the State of Chihuahua, Mexico, in accordance with a government-mandated decree in response to COVID-19, and we began taking steps to restart active mining, processing and exploration activities at Palmarejo in accordance with updated guidance from the government approximately 45 days later. In addition, we are requiring all employees who travel to the Kensington mine to submit to a 7-day quarantine and testing protocol in Juneau, Alaska before traveling to the mine. We believe this is an important step to protect the health and safety of all workers who stay at the Kensington camp, although it has required changes to worker scheduling and is expected to result in higher labor costs due to additional overtime pay and pay during the quarantine period. Incremental costs associated with the Company’s COVID-19 health and safety protocols are recorded in Pre-development, reclamation, and other expenses in our Condensed Consolidated Statement of Comprehensive Income (Loss) and are included in Other operating expenses in the table below. For additional information, please see the section titled “Risk Factors” included in Item 1A.
        Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended June 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$23,669	$8,982	$55,177	$40,074	$—	$—	$127,902
Silver sales	14,301	11,661	—	385	—	—	26,347
Zinc sales	—	—	—	—	—	—	—
Lead sales	—	—	—	—	—	—	—
Metal sales	37,970	20,643	55,177	40,459	—	—	154,249
Costs and Expenses
Costs applicable to sales(1)	18,825	18,336	30,382	22,472	—	—	90,015
Amortization	7,270	3,012	12,853	3,181	1,231	329	27,876
Exploration	903	1,844	2,577	101	2,902	3,528	11,855
Other operating expenses	3,179	1,213	3,519	(118)	9,480	10,018	27,291
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	10,067	10,067
Interest expense, net	(311)	(300)	(214)	(50)	(220)	(4,670)	(5,765)
Other, net	(1,651)	(25)	(36)	(6)	424	1,415	121
Income and mining tax (expense) benefit	(3,384)	—	(474)	(1,701)	(255)	2,970	(2,844)
Income (loss) from continuing operations	$2,447	$(4,087)	$5,122	$13,066	$(13,664)	$(4,093)	$(1,209)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$307,215	$307,221	$180,290	$84,881	$159,995	$169,273	$1,208,875
Capital expenditures	$4,533	$5,803	$3,909	$265	$1,949	$223	$16,682
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three months ended June 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$33,916	$11,195	$45,161	$20,054	$—	$—	$110,326
Silver sales	25,406	14,257	—	189	5,111	—	44,963
Zinc sales	—	—	—	—	2,604	—	2,604
Lead sales	—	—	—	—	4,230	—	4,230
Metal sales	59,322	25,452	45,161	20,243	11,945	—	162,123
Costs and Expenses
Costs applicable to sales(1)	36,496	24,693	29,133	15,466	26,160	—	131,948
Amortization	14,212	3,963	12,537	2,225	9,878	389	43,204
Exploration	1,140	96	2,024	—	670	1,789	5,719
Other operating expenses	1,769	1,346	410	753	386	7,420	12,084
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(5,296)	(5,296)
Interest expense, net	(112)	(170)	(310)	(28)	(390)	(5,815)	(6,825)
Other, net	(574)	43	(16)	239	(33)	984	643
Income and mining tax (expense) benefit	(345)	(814)	—	(304)	7,589	(580)	5,546
Income (loss) from continuing operations	4,674	(5,587)	731	1,706	(17,983)	(20,305)	(36,764)
Income (loss) from discontinued operations	—	—	—	—	—	—	—
Segment assets(2)	357,415	274,406	214,096	104,070	415,333	170,145	1,535,465
Capital expenditures	7,566	2,772	4,875	171	5,020	345	20,749
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six months ended June 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$65,316	$17,648	$106,843	$65,700	$—	$—	$255,507
Silver sales	46,993	22,400	—	633	1,230	—	71,256
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	112,309	40,048	106,843	66,333	1,883	—	327,416
Costs and Expenses
Costs applicable to sales(1)	54,799	35,292	60,889	40,295	17,657	—	208,932
Amortization	20,445	5,916	24,775	5,625	6,576	701	64,038
Exploration	2,395	2,064	4,349	105	3,153	6,175	18,241
Other operating expenses	3,901	2,459	3,850	324	11,854	20,378	42,766
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	1,248	1,248
Interest expense, net	(466)	(568)	(523)	(101)	(479)	(8,756)	(10,893)
Other, net	(1,698)	(78)	35	(19)	1,554	2,208	2,002
Income and mining tax (expense) benefit	(1,097)	(43)	(474)	(2,176)	(255)	5,140	1,095
Income (loss) from continuing operations	$27,508	$(6,372)	$12,018	$17,688	$(36,537)	$(27,414)	$(13,109)
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$307,215	$307,221	$180,290	$84,881	$159,995	$169,273	$1,208,875
Capital expenditures	$11,613	$10,861	$8,717	$674	$6,565	$460	$38,890
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six months ended June 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$65,516	$22,248	$85,447	$43,879	$—	$—	$217,090
Silver sales	47,031	29,574	—	406	8,066	—	85,077
Zinc sales	—	—	—	—	8,238	—	8,238
Lead sales	—	—	—	—	6,588	—	6,588
Metal sales	112,547	51,822	85,447	44,285	22,892	—	316,993
Costs and Expenses
Costs applicable to sales(1)	69,740	47,147	61,308	32,858	52,545	—	263,598
Amortization	28,740	8,000	24,264	4,906	18,304	866	85,080
Exploration	2,150	186	2,505	—	731	3,861	9,433
Other operating expenses	2,471	2,308	681	1,417	627	18,488	25,992
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	3,824	3,824
Interest expense, net	(248)	(312)	(539)	(49)	(587)	(11,544)	(13,279)
Other, net	(1,614)	16	(3)	325	(221)	2,200	703
Income and mining tax (expense) benefit	946	(670)	—	(477)	17,340	(2,935)	14,204
Income (loss) from continuing operations	$8,530	$(6,785)	$(3,853)	$4,903	$(32,783)	$(31,670)	$(61,658)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$5,693	$5,693
Segment assets(2)	$357,415	$274,406	$214,096	$104,070	415,333	$170,145	$1,535,465
Capital expenditures	$16,242	$7,417	$14,231	$602	9,097	$598	$48,187
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2020	December 31, 2019
Total assets for reportable segments	$1,208,875	$1,215,783
Cash and cash equivalents	70,924	55,645
Other assets	81,281	107,208
Total consolidated assets	$1,361,080	$1,378,636

Geographic Information

Long-Lived Assets	June 30, 2020	December 31, 2019
United States	$485,972	$494,286
Mexico	303,504	312,168
Canada	148,574	146,804
Other	663	7,486
Total	$938,713	$960,744

Revenue	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	$116,279	$90,855	$213,224	$181,554
Mexico	37,970	59,322	112,309	112,547
Canada	—	11,946	1,883	22,892
Total	154,249	$162,123	$327,416	$316,993

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RECEIVABLES
        Receivables consist of the following:

In thousands	June 30, 2020	December 31, 2019
Current receivables:
Trade receivables	$5,611	$6,028
Value added tax (“VAT”) receivable	13,748	10,729
Income tax receivable	196	105
Other	2,431	1,804
	$21,986	$18,666
Non-current receivables:
VAT receivable(1)	$22,978	$28,009
RMC receivable(2)	—	700
	22,978	28,709
Total receivables	$44,964	$47,375
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 17 -- Commitments and Contingencies for additional detail. The $5.0 million decrease in the six months ended June 30, 2020 is attributable to a weaker Mexican Peso.
(2) Represents receivable due from the successor to Republic Metals Corporation, whose bankruptcy filing in November 2018 impacted approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold. In June 2020, the Company received a $0.7 million payment in respect of certain of its claims in the bankruptcy proceedings.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
        Inventory consists of the following:

In thousands	June 30, 2020	December 31, 2019
Inventory:
Concentrate	$2,897	$6,557
Precious metals	15,272	14,040
Supplies	34,583	35,289
	52,752	55,886
Ore on leach pads:
Current	75,111	66,192
Non-current	78,605	71,539
	153,716	137,731

Long-term stock pile	$2,809	$—

Total inventory and ore on leach pads	$209,277	$193,617
        Prior to the temporary suspension of mining activities at Silvertip, Silvertip recognized inventory write-downs of $12.5 million in the six months ended June 30, 2020, which is recognized in Costs applicable to sales, as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity and Debt Securities
        The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At June 30, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$1,852	$—	$2,964	$4,816
Integra Resources Corp.	5,000	—	3,023	8,023
Rockhaven Resources Ltd.	2,064	(398)	—	1,666
Other	448	—	133	581
Equity securities	$9,364	$(398)	$6,120	$15,086

	At December 31, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$17,725	$28,188
Integra Resources Corp.	5,000	—	355	5,355
Rockhaven Resources, Ltd.	2,064	(376)	—	1,688
Other	1,304	(889)	—	415
Equity securities	$18,831	$(1,265)	$18,080	$35,646
On June 30, 2020, the Company completed the sale of 3,910,000 shares of common stock of Metalla Royalty & Streaming Ltd. (“Metalla”) (“Metalla Common Shares”) at a price of $5.30 per Metalla Common Share for gross proceeds of $20.7 million. After transaction related expenses of $1.3 million, the Company recorded a realized gain of $11.6 million on the sale of the Metalla Common Shares. In addition, on June 30, 2020, one of the Company’s subsidiaries completed the repurchase from Metalla of a 0.3875% royalty interest in the Company’s Wharf mine in exchange for 421,554 Metalla Common Shares. Based on the closing price of Metalla Common Shares on June 30, 2020, the Company recorded a realized gain of $1.4 million on the royalty repurchase transaction. Following the completion of both transactions, the Company held 909,756 Metalla Common Shares.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
        The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Lease Cost
Operating lease cost	$2,855	$2,666	$5,902	$6,115

Short-term operating lease cost	$2,310	$3,734	$3,828	$6,485

Finance Lease Cost:
Amortization of leased assets	$6,424	$4,418	$12,397	$9,912
Interest on lease liabilities	920	1,142	1,925	2,249
Total finance lease cost	$7,344	$5,560	$14,322	$12,161

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

        Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2020	2019	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,480	$6,400	$10,351	$12,610
Operating cash flows from finance leases	$920	$1,142	$1,925	$2,249
Financing cash flows from finance leases	$5,713	$8,812	$11,614	$16,273
        Supplemental balance sheet information related to leases was as follows:

In thousands	June 30, 2020	December 31, 2019
Operating Leases
Other assets, non-current	$42,150	$49,169

Accrued liabilities and other	$11,804	$13,104
Other long-term liabilities	30,240	40,634
Total operating lease liabilities	$42,044	$53,738

Finance Leases
Property and equipment, gross	$101,466	$103,903
Accumulated depreciation	(49,803)	(42,209)
Property and equipment, net	$51,663	$61,694

Debt, current	$27,176	$22,746
Debt, non-current	34,205	45,866
Total finance lease liabilities	$61,381	$68,612

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.48	1.73
Weighted-average remaining lease term - operating leases	4.25	4.70

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.36%	5.40%
Weighted-average discount rate - operating leases	5.19%	5.20%
        In the six months ended June 30, 2020, the Company entered into an agreement to modify one of its operating leases, significantly reducing the lease amount and lease term, thereby decreasing the operating lease liability at remeasurement. The Company recognized a gain of $4.1 million in connection with this lease modification, which is recognized in Pre-development, reclamation, and other, together with the adjustment to the right of use asset and operating lease liability.
        Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At June 30, (In thousands)
	Operating leases	Finance leases
2020	$6,346	$15,686
2021	11,119	24,398
2022	10,636	17,750
2023	10,205	7,436
2024	8,605	1,690
Thereafter	—	128
Total	$46,911	$67,088
Less: imputed interest	(4,867)	(5,707)
Net lease obligation	$42,044	$61,381

NOTE 8 – DEBT

	June 30, 2020		December 31, 2019
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$227,238	$—	$226,885
Revolving Credit Facility(2)	—	60,000	—	—
Finance lease obligations	27,176	34,205	22,746	45,866
	$27,176	$321,443	$22,746	$272,751
(1) Net of unamortized debt issuance costs of $2.8 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively.
(2) Unamortized debt issuance costs of $1.9 million and $2.3 million at June 30, 2020 and December 31, 2019, respectively, included in Other Non-Current Assets.
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
Revolving Credit Facility
At June 30, 2020, the Company had $60.0 million drawn on, and $20.5 million in letters of credit outstanding under, its $250.0 million revolving credit facility pursuant to the credit agreement originally entered into in September 2017 and subsequently amended among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia as lenders (the “RCF”), leaving $169.5 million available under the RCF. At June 30, 2020, the interest rate on the principal of the RCF was 2.7%.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2020, the Company entered into new lease financing arrangements primarily for mining equipment at Kensington and Palmarejo. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
2024 Senior Notes	$3,378	$3,671	$6,756	$7,344
Revolving Credit Facility	1,204	1,953	1,753	3,806
Finance lease obligations	920	1,142	1,925	2,249
Amortization of debt issuance costs	390	390	771	732
Accretion of Silvertip contingent consideration	—	180	—	359
Other debt obligations	181	2	216	2
Capitalized interest	(308)	(513)	(528)	(1,213)
Total interest expense, net of capitalized interest	$5,765	$6,825	$10,893	$13,279

NOTE 9 – RECLAMATION

Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
        Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Asset retirement obligation - Beginning	$136,628	$135,741	$134,543	$133,508
Accretion	2,863	2,959	5,667	5,854
Settlements	(587)	(1,155)	(1,306)	(1,817)
Asset retirement obligation - Ending	$138,904	$137,545	$138,904	$137,545
        The Company accrued $1.9 million at each of June 30, 2020 and December 31, 2019, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
        The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2020 and 2019 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$12,546	$827	$(16,835)	$(1,399)	$1,540	$91	$(22,882)	$(3,561)
Canada	(15,621)	217	(27,568)	7,547	(41,650)	232	(54,093)	17,339
Mexico	4,805	(3,888)	2,292	(600)	26,163	743	1,521	424
Other jurisdictions	(95)	—	(199)	(2)	(257)	29	(408)	2
	$1,635	$(2,844)	$(42,310)	$5,546	$(14,204)	$1,095	$(75,862)	$14,204
        During the second quarter of 2020, the Company reported estimated income and mining tax expense of approximately $2.8 million, resulting in an effective tax rate of 173.9%. This compares to income tax benefit of $5.5 million for an effective tax rate of 13.1% during the second quarter of 2019. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) foreign exchange rates; (iii) the impact of uncertain tax positions; (iv) variations in our income before income taxes; (v) geographic distribution of that income and (vi) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

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
        At June 30, 2020 and December 31, 2019, the Company had $0.6 million and $2.7 million of total gross unrecognized tax benefits from continuing operations, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2020 and December 31, 2019, the amount of accrued income-tax-related interest and penalties was $1.0 million and $2.3 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
        The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and six months ended June 30, 2020 was $2.3 million and $4.3 million, respectively, compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020, there was $12.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
        The following table summarizes the grants awarded during the six months ended June 30, 2020:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
June 3, 2020	167,125	$5.21	123,777	$3.91
May 19, 2020	—	$—	198,273	$3.91
May 13, 2020	54,660	$3.97	998,618	$3.91
February 25, 2020	120,491	$4.94	—	$—
February 24, 2020	1,304,763	$5.12	—	$—

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Unrealized gain (loss) on equity securities	$(2,273)	$(5,548)	$(11,092)	$3,637
Realized gain (loss) on equity securities	12,340	384	12,340	375
Interest rate swap, net	—	(132)	—	(188)
Fair value adjustments, net	$10,067	$(5,296)	$1,248	$3,824
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
        The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$15,086	$15,086	$—	$—
Other derivative instruments, net	666	—	666	—
	$15,752	$15,086	$666	$—
Liabilities:
Other derivative instruments, net	$—	$—	$—	$—

	Fair Value at December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$35,646	$35,646	$—	$—
Other derivative instruments, net	753	—	753	—
	$36,399	$35,646	$753	$—
Liabilities:
Silvertip contingent consideration	$25,000	$—	$—	$25,000
Other derivative instruments, net	275	—	275	—
	$25,275	$—	$275	$25,000
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
        In October 2017, the Company acquired the Silvertip mine from shareholders of JDS Silver Holdings Ltd (the “Silvertip Acquisition”). The consideration for the Silvertip Acquisition included two $25.0 million contingent payments, which were payable in cash and common stock upon reaching a future permitting milestone and resource declaration milestone, respectively. The fair value of the Silvertip contingent consideration was estimated based on an estimated discount rate of 2.5% for the contingent permitting payment and 2.9% for the contingent resource declaration payment and was classified within Level 3 of the fair value hierarchy. During 2019, the Company paid the $25.0 million due for the permitting milestone in the form of cash and common stock, and in the first quarter of 2020, the Company paid the remaining $25.0 million due for the resource declaration milestone in the form of cash and common stock.
 No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2020.
        The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the six months ended June 30, 2020:

	Six Months Ended June 30,
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$25,000	$—	$(25,000)	$—	$—
        The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2020 and December 31, 2019 is presented in the following table:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	June 30, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,238	$220,676	$—	$220,676	$—
Revolving Credit Facility(2)	$60,000	$60,000	$—	$60,000	$—
(1) Net of unamortized debt issuance costs of $2.8 million.
(2) Unamortized debt issuance costs of $1.9 million included in Other Non-Current Assets.

	December 31, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$226,885	$228,585	$—	$228,585	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
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
        At June 30, 2020, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2020	Thereafter
Provisional gold sales contracts	$26,173	$—
Average gold price per ounce	$1,728	$—
Notional ounces	15,147	—

The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$666	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$753	$275
        The following represent mark-to-market gains (losses) on derivative instruments in the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2020	2019	2020	2019
Revenue	Provisional metal sales contracts	$713	$(1,944)	$1,213	$(1,694)
Fair value adjustments, net	Interest rate swaps	—	(132)	—	(188)
		$713	$(2,076)	$1,213	$(1,882)
Derivatives Designated as Cash Flow Hedging Strategies
        To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts are net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. If the price of gold at the time of expiration is lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
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
        At June 30, 2020, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2020	2021 and Thereafter
Gold put options
Average gold strike price per ounce	$1,457	$1,600
Notional ounces	105,000	202,800

Gold call options
Average gold strike price per ounce	$1,825	$1,892
Notional ounces	105,000	202,800

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	24.22	25.00
Notional US dollar	$30,000	$60,000

Foreign exchange forward exchange contracts - Canadian Dollar
Average Canadian Dollar exchange rate	1.44	—
Notional US dollar	$15,000	$—
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

        As of June 30, 2020, the Company had $7.7 million of net after-tax loss in AOCI related to losses from cash flow hedge transactions, of which $4.1 million of net after-tax losses is expected to be recognized in its Condensed Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts and the Canadian and Mexican exchange rates for foreign currency contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
        The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	June 30, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$14,485
Foreign currency forward exchange contracts	6,779	—
	$6,779	$14,485

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$136

        The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in Accumulated Other Comprehensive Income (“AOCI”) and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$(14,490)	$—	$(14,349)	$—
Foreign currency forward exchange contracts	7,393	—	7,458	—
	$(7,097)	$—	$(6,891)	$—

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$—	$—	$—	$—
Foreign currency forward exchange contracts	(679)	—	(679)	—
	$(679)	$—	$(679)	$—

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

NOTE 14 - OTHER, NET
        Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Foreign exchange gain (loss)	$10	$(468)	$(66)	$(1,133)
Gain (loss) on sale of assets and investments	9	(72)	18	(20)
Gain (loss) on sale of Manquiri NSR consideration(1)	—	—	365	—
Gain (loss) on Silvertip contingent consideration	—	—	955	—
Interest income on notes receivable	—	18	—	199
Other	102	1,165	730	1,657
Other, net	$121	$643	$2,002	$703
(1) As defined in Note 18 -- Discontinued Operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 15 – NET INCOME (LOSS) PER SHARE
        Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of the Company’s common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
        For the three and six months ended June 30, 2020, there were 1,816,332 and 3,205,676 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 3,241,533 common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2019, respectively.

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2020	2019	2020	2019
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$(1,209)	$(36,764)	$(13,109)	$(61,658)
Income (loss) from discontinued operations	—	—	—	5,693
	$(1,209)	$(36,764)	$(13,109)	$(55,965)

Weighted average shares:
Basic	240,945	207,809	240,600	205,103
Effect of stock-based compensation plans	—	—	—	—
Diluted	240,945	207,809	240,600	205,103

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.18)	$(0.05)	$(0.30)
Income (loss) from discontinued operations	—	—	—	0.03
Basic(1)	$(0.01)	$(0.18)	$(0.05)	$(0.27)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.01)	$(0.18)	$(0.05)	$(0.30)
Income (loss) from discontinued operations	—	—	—	0.03
Diluted(1)	$(0.01)	$(0.18)	$(0.05)	$(0.27)
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
On April 23, 2020 the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At June 30, 2020, the Company had not sold any of its common stock under the ATM Program.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,317	$21,918	$25,689	$—	$70,924
Receivables	678	5,890	15,418	—	21,986
Ore on leach pads	—	75,111	—	—	75,111
Inventory	—	26,983	25,769	—	52,752
Prepaid expenses and other	11,573	1,365	5,792	—	18,730
	35,568	131,267	72,668	—	239,503
NON-CURRENT ASSETS
Property, plant and equipment, net	2,146	153,331	78,656	—	234,133
Mining properties, net	(671)	331,753	373,498	—	704,580
Ore on leach pads	—	78,605	—	—	78,605
Restricted assets	1,477	206	6,953	—	8,636
Equity and debt securities	15,086	—	—	—	15,086
Receivables	—	—	22,978	—	22,978
Net investment in subsidiaries	422,836	78,543	(77,812)	(423,567)	—
Other	249,101	50,862	2,547	(244,951)	57,559
TOTAL ASSETS	$725,543	$824,567	$479,488	$(668,518)	$1,361,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,959	$34,835	$20,447	$—	$58,241
Other accrued liabilities	21,903	37,463	9,091	—	68,457
Debt	—	16,962	10,214	—	27,176
Reclamation	—	1,628	1,466	—	3,094
	24,862	90,888	41,218	—	156,968
NON-CURRENT LIABILITIES
Debt	287,239	31,443	247,712	(244,951)	321,443
Reclamation	—	94,076	43,639	—	137,715
Deferred tax liabilities	(2,914)	8,190	29,990	—	35,266
Other long-term liabilities	3,655	34,046	18,130	—	55,831
Intercompany payable (receivable)	(241,156)	222,303	18,853	—	—
	46,824	390,058	358,324	(244,951)	550,255
STOCKHOLDERS’ EQUITY
Common stock	2,437	20,401	214,816	(235,217)	2,437
Additional paid-in capital	3,605,982	340,700	2,040,931	(2,381,631)	3,605,982
Accumulated deficit	(2,946,856)	(17,480)	(2,175,801)	2,193,281	(2,946,856)
Accumulated other comprehensive income (loss)	(7,706)	—	—	—	(7,706)
	653,857	343,621	79,946	(423,567)	653,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,543	$824,567	$479,488	$(668,518)	$1,361,080

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$116,280	$37,969	$—	$154,249
COSTS AND EXPENSES
Costs applicable to sales(1)	—	71,190	18,825	—	90,015
Amortization	187	19,188	8,501	—	27,876
General and administrative	8,612	—	4	—	8,616
Exploration	430	7,617	3,808	—	11,855
Pre-development, reclamation, and other	104	5,358	13,213	—	18,675
Total costs and expenses	9,333	103,353	44,351	—	157,037
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	—	—	—	—	—
Fair value adjustments, net	10,067	—	—	—	10,067
Other, net	3,923	(89)	(85)	(3,628)	121
Interest expense, net of capitalized interest	(4,670)	(733)	(3,990)	3,628	(5,765)
Total other income (expense), net	9,320	(822)	(4,075)	—	4,423
Income (loss) from continuing operations before income and mining taxes	(13)	12,105	(10,457)	—	1,635
Income and mining tax (expense) benefit	3,256	(2,175)	(3,925)	—	(2,844)
Income (loss) from continuing operations	3,243	9,930	(14,382)	—	(1,209)
Equity income (loss) in consolidated subsidiaries	(4,452)	(4,018)	3,948	4,522	—
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
NET INCOME (LOSS)	$(1,209)	$5,912	$(10,434)	$4,522	$(1,209)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges	(7,776)	—	—	—	(7,776)
Other comprehensive income (loss)	(7,776)	—	—	—	(7,776)
COMPREHENSIVE INCOME (LOSS)	$(8,985)	$5,912	$(10,434)	$4,522	$(8,985)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$90,854	$71,269	$—	$162,123
COSTS AND EXPENSES
Costs applicable to sales(1)	—	69,291	62,657	—	131,948
Amortization	219	18,726	24,259	—	43,204
General and administrative	5,982	570	1,198	—	7,750
Exploration	350	2,085	3,284	—	5,719
Pre-development, reclamation, and other	80	1,989	2,265	—	4,334
Total costs and expenses	6,631	92,661	93,663	—	192,955
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	(5,288)	(8)	—	—	(5,296)
Other, net	5,093	273	(413)	(4,310)	643
Interest expense, net of capitalized interest	(5,815)	(508)	(4,812)	4,310	(6,825)
Total other income (expense), net	(6,010)	(243)	(5,225)	—	(11,478)
Income (loss) from continuing operations before income and mining taxes	(12,641)	(2,050)	(27,619)	—	(42,310)
Income and mining tax (expense) benefit	(311)	(1,116)	6,973	—	5,546
Income (loss) from continuing operations	(12,952)	(3,166)	(20,646)	—	(36,764)
Equity income (loss) in consolidated subsidiaries	(23,814)	(212)	(23)	24,049	—
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
NET INCOME (LOSS)	$(36,766)	$(3,378)	$(20,669)	$24,049	$(36,764)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Other comprehensive income (loss)	—	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	$(36,766)	$(3,378)	$(20,669)	$24,049	$(36,764)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of operations	(14,684)	38,128		(18,019)	4,522	9,947
Cash provided by (used in) activities of operations	—	—		—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,684)	38,128		(18,019)	4,522	9,947

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(156)	(10,044)		(6,482)	—	(16,682)
Proceeds from the sale of assets	—	9		—	—	9
Sales of investments	19,802	—		—	—	19,802
Other	—	—		(183)	—	(183)
Investments in consolidated subsidiaries	4,452	1		69	(4,522)	—
Cash provided by (used in) activities of operations	24,098	(10,034)		(6,596)	(4,522)	2,946
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,098	(10,034)		(6,596)	(4,522)	2,946
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	100,000	—		—	—	100,000
Payments on debt, capital leases, and associated costs	(90,000)	(3,674)		(2,039)	—	(95,713)
Silvertip Contingent Consideration	—	—		—	—	—
Net intercompany financing activity	(3,616)	(19,328)	1	22,944	—	—
Other	141	—		—	—	141
Cash provided by (used in) activities of operations	6,525	(23,002)		20,905	—	4,428
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,525	(23,002)		20,905	—	4,428
Effect of exchange rate changes on cash and cash equivalents	3	(8)		934	—	929
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,942	5,084		(2,776)	—	18,250
Cash, cash equivalents and restricted cash at beginning of period	11,074	16,800		26,184	—	54,058
Cash, cash equivalents and restricted cash at end of period	$27,016	$21,884		$23,408	$—	$72,308

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	(43,768)	43,095	3,059	24,049	26,435
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,768)	43,095	3,059	24,049	26,435

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72)	(7,820)	(12,857)	—	(20,749)
Proceeds from the sale of assets	—	57	—	—	57
Sales of investments	1,102	—	—	—	1,102
Proceeds from notes receivable	2,000	—	—	—	2,000
Other	230	113	(66)	—	277
Investments in consolidated subsidiaries	23,725	85	239	(24,049)	—
Cash provided by (used in) activities of continuing operations	26,985	(7,565)	(12,684)	(24,049)	(17,313)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	26,985	(7,565)	(12,684)	(24,049)	(17,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	48,887	—	—	—	48,887
Payments on debt, capital leases, and associated costs	(82,702)	(5,753)	(2,357)	—	(90,812)
Net intercompany financing activity	41,479	(30,949)	(10,530)	—	—
Other	—	—	—	—	—
Cash provided by (used in) activities of continuing operations	7,664	(36,702)	(12,887)	—	(41,925)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,664	(36,702)	(12,887)	—	(41,925)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	57	—	56
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,119)	(1,173)	(22,455)	—	(32,747)
Cash, cash equivalents and restricted cash at beginning of period	13,162	10,581	48,279	—	72,022
Cash, cash equivalents and restricted cash at end of period	$4,043	$9,408	$25,824	$—	$39,275

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$213,224	$114,192	$—	$327,416
COSTS AND EXPENSES
Costs applicable to sales(1)	—	136,476	72,456	—	208,932
Amortization	402	36,603	27,033	—	64,038
General and administrative	17,522	2	12	—	17,536
Exploration	710	11,980	5,551	—	18,241
Pre-development, reclamation, and other	122	7,974	17,134	—	25,230
Total costs and expenses	18,756	193,035	122,186	—	333,977
OPERATING LOSS	(18,756)	20,189	(7,994)	—	(6,561)
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	1,248	—	—	—	1,248
Other, net	8,538	(98)	917	(7,355)	2,002
Interest expense, net of capitalized interest	(8,775)	(1,469)	(8,004)	7,355	(10,893)
Total other income (expense), net	1,011	(1,567)	(7,087)	—	(7,643)
Income (loss) from continuing operations before income and mining taxes	(17,745)	18,622	(15,081)	—	(14,204)
Income and mining tax (expense) benefit	3,038	(2,693)	750	—	1,095
Income (loss) from continuing operations	(14,707)	15,929	(14,331)	—	(13,109)
Equity income (loss) in consolidated subsidiaries	1,598	(7,175)	6,975	(1,398)	—
Income (loss) from discontinued operations	—	—	—	—	—
NET INCOME (LOSS)	$(13,109)	$8,754	$(7,356)	$(1,398)	$(13,109)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges	(7,570)	—	—	—	(7,570)
Other comprehensive income (loss)	(7,570)	—	—	—	(7,570)
COMPREHENSIVE INCOME (LOSS)	$(20,679)	$8,754	$(7,356)	$(1,398)	$(20,679)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$181,553	$135,440	$—	$316,993
COSTS AND EXPENSES
Costs applicable to sales(1)	—	141,313	122,285	—	263,598
Amortization	440	37,171	47,469	—	85,080
General and administrative	15,456	570	1,198	—	17,224
Exploration	686	3,209	5,538	—	9,433
Pre-development, reclamation, and other	240	3,932	4,596	—	8,768
Total costs and expenses	16,822	186,195	181,086	—	384,103
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	3,832	(8)	—	—	3,824
Other, net	10,091	438	(1,213)	(8,613)	703
Interest expense, net of capitalized interest	(11,544)	(900)	(9,448)	8,613	(13,279)
Total other income (expense), net	2,379	(470)	(10,661)	—	(8,752)
Income (loss) from continuing operations before income and mining taxes	(14,443)	(5,112)	(56,307)	—	(75,862)
Income and mining tax (expense) benefit	(2,388)	(1,148)	17,740	—	14,204
Income (loss) from continuing operations	(16,831)	(6,260)	(38,567)	—	(61,658)
Equity income (loss) in consolidated subsidiaries	(44,829)	(630)	260	45,199	—
Income (loss) from discontinued operations	$5,693	$—	$—	$—	$5,693
NET INCOME (LOSS)	$(55,967)	$(6,890)	$(38,307)	$45,199	$(55,965)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	59	—	—	—	59
Other comprehensive income (loss)	59	—	—	—	59
COMPREHENSIVE INCOME (LOSS)	$(55,908)	$(6,890)	$(38,307)	$45,199	$(55,906)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of operations	$(18,141)	$40,359	$(18,864)	$(1,398)	$1,956
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(18,141)	$40,359	$(18,864)	$(1,398)	$1,956

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(177)	(20,535)	(18,178)	—	(38,890)
Proceeds from the sale of assets	4,500	15	—	—	4,515
Sales of investments	19,802	—	—	—	19,802
Other	—	—	(200)	—	(200)
Investments in consolidated subsidiaries	(1,598)	(38)	238	1,398	—
Cash provided by (used in) activities of continuing operations	22,527	(20,558)	(18,140)	1,398	(14,773)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,527	(20,558)	(18,140)	1,398	(14,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	150,000	—	—	—	150,000
Payments on debt, capital leases, and associated costs	(90,000)	(7,649)	(3,965)	—	(101,614)
Silvertip contingent consideration	—	—	(18,750)	—	(18,750)
Net intercompany financing activity	(42,216)	(17,471)	59,687	—	—
Other	(1,832)	—	—	—	(1,832)
Cash provided by (used in) activities of operations	15,952	(25,120)	36,972	—	27,804
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,952	(25,120)	36,972	—	27,804
Effect of exchange rate changes on cash and cash equivalents	3	(35)	335	—	303
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,341	(5,354)	303	—	15,290
Cash, cash equivalents and restricted cash at beginning of period	6,675	27,238	23,105	—	57,018
Cash, cash equivalents and restricted cash at end of period	$27,016	$21,884	$23,408	$—	$72,308

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	(78,163)	51,563	(8,010)	45,199	10,589
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(78,163)	51,563	(8,010)	45,199	10,589

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(110)	(22,251)	(25,826)	—	(48,187)
Proceeds from the sale of assets	—	810	94	—	904
Purchase of investments	—	—	—	—	—
Sales of investments	1,102	—	—	—	1,102
Proceeds from notes receivable	7,168	—	—	—	7,168
Other	2,032	113	(127)	—	2,018
Investments in consolidated subsidiaries	44,740	85	374	(45,199)	—
Cash provided by (used in) activities of continuing operations	54,932	(21,243)	(25,485)	(45,199)	(36,995)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	54,932	(21,243)	(25,485)	(45,199)	(36,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	48,887	—	—	—	48,887
Issuance of notes and bank borrowings, net of issuance costs	15,000	—	—	—	15,000
Payments on debt, capital leases, and associated costs	(97,807)	(10,140)	(5,326)	—	(113,273)
Net intercompany financing activity	51,705	(36,306)	(15,399)	—	—
Other	(3,259)	—	—	—	(3,259)
Cash provided by (used in) activities of continuing operations	14,526	(46,446)	(20,725)	—	(52,645)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,526	(46,446)	(20,725)	—	(52,645)
Effect of exchange rate changes on cash and cash equivalents	—	2	255	—	257
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,705)	(16,124)	(53,965)	—	(78,794)
Cash, cash equivalents and restricted cash at beginning of period	12,748	25,532	79,789	—	118,069
Cash, cash equivalents and restricted cash at end of period	$4,043	$9,408	$25,824	$—	$39,275

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
        Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. At June 30, 2020 the remaining unamortized balance was $10.4 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
        In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine, for which deliveries were made to the counterparty in 2019. The Amended Sales Contract also includes an option for an additional $15.0 million prepayment for deliveries of gold concentrate, which Coeur exercised in December 2019. In the first half of 2020, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of this prepayment obligation. The Amended Sales Contract was further amended in June 2020 to include options for Coeur to receive up to two additional prepayments of up to $15.0 million each for deliveries of gold concentrate from the Kensington mine, and Coeur exercised the option to receive the first $15.0 million prepayment in June 2020 (the “June 2020 Prepayment”). The remaining deliveries of $15.0 million under the June 2020 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 31, 2020.
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
Mexico VAT Litigation
        Included in non-current receivables as of June 30, 2020 are $23.0 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Under the royalty agreement, Coeur applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying the Company’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation continues, some of which was determined unfavorably to the Company in 2019 and 2020 based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, the Company may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican tax courts and the process for recovering funds even if there is a successful outcome in litigation can be unpredictable.
Other Commitments and Contingencies
        As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of June 30, 2020 and December 31, 2019, the Company had surety bonds totaling $212.1 million and $215.6 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
        Accrued liabilities and other consist of the following:

In thousands	June 30, 2020	December 31, 2019
Accrued salaries and wages	$16,338	$20,047
Silvertip contingent consideration	—	25,000
Deferred revenue (1)	16,472	16,672
Income and mining taxes	335	11,243
Accrued operating costs	3,971	3,752
Unrealized losses on derivatives	14,485	411
Taxes other than income and mining	3,343	3,554
Accrued interest payable	1,709	1,833
Operating lease liabilities	11,804	13,104
Accrued liabilities and other	$68,457	$95,616
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
        The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three and six months ended June 30, 2020 and 2019:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In thousands	June 30, 2020	June 30, 2019
Cash and cash equivalents	$70,924	$37,907
Restricted cash equivalents	1,384	1,368
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,308	$39,275

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
Overview
        We are primarily a gold and silver producer with five mines located in the United States, Mexico and Canada and several exploration projects in North America.
Second Quarter Highlights
        For the quarter, Coeur reported revenue of $154.2 million and cash flow from operating activities of $9.9 million. The Company reported GAAP net loss from continuing operations of $1.2 million, or $0.01 per share. On an adjusted basis1, the Company reported EBITDA of $42.2 million and net income from continuing operations of $2.6 million, or $0.01 per share. For six months ended June 30, 2020, Coeur reported revenue of $327.4 million and cash flow from operating activities of $2.0 million. The Company reported GAAP net loss from continuing operations of $13.1 million, or $0.05 per share. On an adjusted basis1, the Company reported EBITDA of $88.6 million and net income from continuing operations of $1.7 million, or $0.01 per share.
•Successful restart of Palmarejo post-suspension - Coeur safely restarted its Palmarejo mine, following receipt of updated guidance from the Mexican government that precious metals mining is now considered an essential business activity. After being temporarily suspended for approximately 45 days, production began ramping up in June and is expected to continue increasing during the second half of the year
•Prepared to begin construction on upcoming expansion at Rochester - The Company received authorizations necessary to advance the expansion under Plan of Operations Amendment 11 (“POA 11”) at Rochester. Coeur expects to commence construction on the project in early August 2020
•Strong operating and financial results at Kensington and Wharf - Kensington’s gold production remained strong during the second quarter, helping to generate $27.8 million in operating cash flow and $23.9 million of free cash flow1, compared to $11.9 million and $7.1 million, respectively, in the prior period. Gold production at Wharf increased 60% quarter-over-quarter, leading to $19.1 million and $18.8 million in operating and free cash flow1, respectively, compared to $2.6 million and $2.2 million in the first quarter of 2020
•Aggressive investment in exploration - Coeur continued to execute its largest exploration program in Company history, investing $13.0 million, a 60% increase over the prior period and approximately 90% higher than the second quarter of 2019. The Company plans to publish an exploration update in August 2020, outlining program highlights through the first half of the year
•Continued execution of hedging program to underpin expected cash flow - The Company took advantage of stronger gold prices to implement additional zero-cost collar (“ZCC”) hedges to support the expected funding requirement for the POA 11 expansion at Rochester, targeting up to 50% of the Company’s expected gold production in 2021 and 2022
•Higher cash position and successful debt reduction initiatives - Cash and cash equivalents totaled $70.9 million at June 30, 2020, 34% higher than at the end of the first quarter of 2020. The Company also repaid $90.0 million of its senior secured revolving credit facility (“RCF”) using cash on hand, leaving a $60.0 million balance at the end of the second quarter. Coeur intends to repay the remaining RCF balance by year-end from internally generated cash flow and expects cash to build over the coming quarters in preparation for the expansion at Rochester

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Financial Results from Continuing Operations:
Gold sales	$127,902	$110,326	$255,507	$217,090
Silver sales	$26,347	$44,963	$71,256	$85,077
Zinc sales	$—	$2,604	$(662)	$8,238
Lead sales	$—	$4,230	$1,315	$6,588
Consolidated Revenue	$154,249	$162,123	$327,416	$316,993
Net income (loss)	$(1,209)	$(36,764)	$(13,109)	$(61,658)
Net income (loss) per share, diluted	$(0.01)	$(0.18)	$(0.05)	$(0.30)
Adjusted net income (loss)(1)	$2,601	$(22,985)	$1,682	$(45,942)
Adjusted net income (loss) per share, diluted(1)	$0.01	$(0.11)	$0.01	$(0.22)
EBITDA(1)	$35,276	$7,719	$60,727	$22,497
Adjusted EBITDA(1)	$42,150	$30,609	$88,601	$51,174
Total debt(2)	$348,619	$369,977	$348,619	$369,977
Operating Results from Continuing Operations:
Gold ounces produced	78,229	86,584	163,306	164,920
Silver ounces produced	1,620,410	3,061,493	4,296,828	5,551,927
Zinc pounds produced	—	5,321,714	2,459,756	9,040,727
Lead pounds produced	—	4,979,730	2,176,847	8,056,575
Gold ounces sold	77,933	86,385	163,568	171,711
Silver ounces sold	1,621,028	3,048,365	4,321,806	5,683,380
Zinc pounds sold	—	5,302,508	3,203,446	10,025,577
Lead pounds sold	—	5,185,634	2,453,485	7,933,481
Average realized price per gold ounce	$1,641	$1,277	$1,562	$1,264
Average realized price per silver ounce	$16.25	$14.75	$16.49	$14.97
Average realized price per zinc pound, gross	$—	$0.83	$(0.21)	$1.15
Average realized price per lead pound, gross	$—	$0.87	$0.54	$0.89
Financial and Operating Results from Discontinued Operations:
Income (loss) from discontinued operations	$—	$—	$—	$5,693
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes capital leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Revenue
        Revenue decreased by $7.9 million as a result of lower gold and silver ounces sold (10% and 47%, respectively) due to the temporary suspension of active mining operations at Palmarejo due to a government decree in response to COVID-19, the temporary suspension of operations at Silvertip in February, and recovery delays at Rochester, partially offset by a 29% and 10% increase in average realized gold and silver prices, respectively, combined with a 53% increase in gold ounces sold at Wharf. The Company sold 77,933 gold ounces and 1.6 million silver ounces compared to 86,385 gold ounces, 3.0 million silver ounces, 5.3 million zinc pounds and 5.2 million lead pounds in the prior year. Gold contributed to 83% of sales, silver contributed 17%, compared to 68% of sales from gold, 28% from silver, 2% from zinc and less than 2% from lead.

        The following table summarizes consolidated metal sales:

	Three months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
Gold sales	$127,902	$110,326	$17,576	16%
Silver sales	26,347	44,963	(18,616)	(41)%
Zinc sales	—	2,604	(2,604)	(100)%
Lead sales	—	4,230	(4,230)	(100)%
Metal sales	$154,249	$162,123	$(7,874)	(5)%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the temporary suspensions at Palmarejo and Silvertip and lower costs at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $15.3 million, or 35%, resulting from lower sales volumes primarily due to the temporary suspension at Palmarejo and Silvertip.
Expenses
General and administrative expenses increased $0.9 million, or 11%, primarily due to higher compensation costs, partially offset by lower travel costs.
Exploration expense increased $6.1 million, or 107%, as a result of exploration expense at the Sterling/Crown project located in southern Nevada and higher exploration expense at Palmarejo, Silvertip and Kensington. The Company completed 160,680 feet (48,976 meters) of expansion drilling and 33,363 feet (10,169 meters) of infill drilling in the second quarter of 2020 compared to 108,384 feet (33,035 meters) of expansion drilling and 42,769 feet (13,036 meters) of infill drilling in the second quarter of 2019.
Pre-development, reclamation, and other expenses increased $14.3 million, or 331%, stemming from ongoing carrying and one-time costs at Silvertip including a $2.1 million write down of obsolete supply inventory, and incremental costs incurred to comply with the Company’s COVID-19 health and safety protocols.
The following table summarizes pre-development, reclamation, and other expenses:

	Three months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
COVID-19	$6,108	$—	$6,108	100%
Silvertip ongoing carrying costs	5,183	—	5,183	100%
Silvertip one-time temporary suspension costs	3,829	—	3,829	100%
Asset retirement accretion	2,908	3,007	(99)	(3)%
Other	647	1,327	(680)	(51)%
Pre-development, reclamation and other expense	$18,675	$4,334	$14,341	331%

Other Income and Expenses
        Fair value adjustments, net, increased to a gain of $10.1 million compared to a loss of $5.3 million as a result of favorable fair value adjustments and realized gains primarily related to the Company’s equity investments in Integra and Metalla, which had estimated fair values of $8.0 million and $4.8 million, respectively, at June 30, 2020.
        Interest expense (net of capitalized interest of $0.3 million) decreased to $5.8 million from $6.8 million due to lower average debt levels related to the RCF and 2024 Senior Notes.
Income and Mining Taxes
        During the second quarter of 2020, income and mining tax expense of approximately $2.8 million results in an effective tax rate of 173.9% for 2020. This compares to income tax benefit of $5.5 million or effective tax rate of 13.1% for 2019. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) foreign exchange rates; (iii) the impact of uncertain tax positions; (iv) variations in our income before income taxes; (v) geographic distribution of that income and (vi) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
        The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended June 30,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$12,546	$827	$(16,835)	$(1,399)
Canada	(15,621)	217	(27,568)	7,547
Mexico	4,805	(3,888)	2,292	(600)
Other jurisdictions	(95)	—	(199)	(2)
	$1,635	$(2,844)	$(42,310)	$5,546
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
Net Income (Loss) from Continuing Operations
        Net loss from continuing operations was $1.2 million, or $0.01 per share, compared to net loss of $36.8 million, or $0.18 per share. The decrease in net loss from continuing operations was driven higher by strong operating results at Wharf, a 29% and 10% increase in average realized gold and silver prices, respectively, favorable fair value adjustments and realized gains primarily related to the Company’s equity investments in Integra and Metalla and lower operating costs at Palmarejo and Silvertip. This was partially offset by lower sales of gold and silver (10% and 47%, respectively), higher exploration expense, ongoing carrying and one-time severance costs at Silvertip and incremental costs associated with the Company’s COVID-19 health and safety protocols. Adjusted net income was $2.6 million, or $0.01 per share, compared to adjusted net loss of $23.0 million, or $0.11 per share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Revenue
        Revenue increased by $10.4 million as a result of a 24% and 10% increase in average realized gold and silver prices, respectively, and 18% stronger operating results at Wharf, partially offset by the temporary suspension of active mining operations at Palmarejo during a portion of the second quarter, the temporary suspension of operations at Silvertip in February and lower sales of gold and silver (5% and 24%, respectively). The Company sold 163,568 gold ounces, 4.3 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds compared to 171,711 gold ounces, 5.7 million silver ounces, 10.0 million zinc pounds and 7.9 million lead pounds in the prior year. Gold contributed to 78% of sales, silver contributed 22%, compared to 67% of sales from gold, 27% from silver, 3% from zinc and less than 3% from lead.

        The following table summarizes consolidated metal sales:

	Six months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
Gold sales	$255,507	$217,090	$38,417	18%
Silver sales	71,256	85,077	(13,821)	(16)%
Zinc sales	(662)	8,238	(8,900)	(108)%
Lead sales	1,315	6,588	(5,273)	(80)%
Metal sales	$327,416	$316,993	$10,423	3%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the temporary suspensions at Palmarejo and Silvertip and lower costs at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $21.0 million, or 25%, resulting from to the temporary suspensions at Palmarejo and Silvertip.
Expenses
General and administrative expenses increased slightly by $0.3 million, or 2%, primarily due to higher compensation costs, partially offset by lower travel costs.
Exploration expense increased $8.8 million, or 93%, as a result of exploration expense at the Sterling/Crown project located in southern Nevada and higher exploration expense at Palmarejo and Kensington. The Company completed 280,151 feet (85,391 meters) of expansion drilling and 83,572 feet (25,473 meters) of infill drilling in the first half of 2020 compared to 153,248 feet (46,710 meters) of expansion drilling and 105,171 feet (32,056 meters) of infill drilling in the first half of 2019.
Pre-development, reclamation, and other expenses increased $16.5 million, or 188%, stemming from ongoing carrying and one-time costs at Silvertip including a $2.1 million write down of obsolete supply inventory and incremental costs associated with the Company’s COVID-19 health and safety protocols, partially offset by a gain resulting form the modification of a right of use lease.

        The following table summarizes pre-development, reclamation, and other expenses:

	Six months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
COVID-19	$6,380	$—	$6,380	—%
Silvertip ongoing carrying costs	7,792	—	7,792	—%
Silvertip one-time temporary suspension costs	7,338	—	7,338	—%
Gain on modification of right of use lease	(4,051)	—	(4,051)	—%
Asset retirement accretion	5,755	5,950	(195)	(3)%
Other	2,016	2,818	(802)	(28)%
Pre-development, reclamation and other expense	$25,230	$8,768	$16,462	188%
Other Income and Expenses
        Fair value adjustments, net, decreased to a gain of $1.2 million compared to $3.8 million as a result of unfavorable fair value adjustments and realized gains primarily related to the Company’s equity investments in Integra and Metalla, which had estimated fair values of $8.0 million and $4.8 million, respectively, at June 30, 2020.
        Interest expense (net of capitalized interest of $0.5 million) decreased to $10.9 million from $13.3 million due to lower average debt levels related to the RCF and 2024 Senior Notes.

Income and Mining Taxes
        During the first half of 2020, income and mining tax benefit of approximately $1.1 million results in an effective tax rate of 7.7% for 2020. This compares to income tax benefit of $14.2 million or effective tax rate of 18.7% for 2019. The Company’s effective tax rate is impacted by multiple factors as illustrated above. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets; (ii) foreign exchange rates; (iii) the impact of uncertain tax positions; (iv) variations in our income before income taxes; (v) geographic distribution of that income and (vi) mining taxes. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
        The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$1,540	$91	$(22,882)	$(3,561)
Canada	(41,650)	232	(54,093)	17,339
Mexico	26,163	743	1,521	424
Other jurisdictions	(257)	29	(408)	2
	$(14,204)	$1,095	$(75,862)	$14,204
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
Net Income (Loss) from Continuing Operations
        Net loss from continuing operations was $13.1 million, or $0.05 per share, compared to net loss of $61.7 million, or $0.30 per share. The decrease in net loss from continuing operations was driven by strong operating results at Wharf, a 24% and 10% increase in average realized gold and silver prices, respectively, and lower operating costs at Palmarejo and Silvertip. This was partially offset by lower sales from Palmarejo and Rochester, higher explorations costs, ongoing carrying and one-time severance costs at Silvertip and incremental costs associated with the Company’s COVID-19 health and safety protocols. Adjusted net income was $1.7 million, or $0.01 per share, compared to adjusted net loss of $45.9 million, or $0.22 per share (see “Non-GAAP Financial Performance Measures”).
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

2020 Guidance Framework
2020 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	95,000 - 105,000	6,000 - 7,000
Rochester	27,000 - 33,000	3,500 - 4,500
Kensington	125,000 - 135,000	—
Wharf	80,000 - 90,000	—
Silvertip
Total	327,000 - 363,000	9,500 - 11,500

2020 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$785 - $885	$9.50 - $10.50
Rochester (co-product)	$1,250 - $1,400	$12.75 - $14.00
Kensington	$900 - $1,000	—
Wharf (by-product)	$950 - $1,000	—

2020 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$70 - $85
Capital Expenditures, Development	$40 - $45
Exploration, Expensed	$37 - $43
Exploration, Capitalized	$7 - $11
General & Administrative Expenses	$32 - $36

Note: The Company’s guidance figures assume $1,650/oz gold and $16.50/oz silver as well as CAD of 1.36 and MXN of 21.00.

Results of Continuing Operations
Palmarejo

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tons milled	269,641	447,727	749,203	826,714
Average gold grade (oz/t)	0.07	0.07	0.07	0.07
Average silver grade (oz/t)	4.46	4.74	4.61	4.69
Average recovery rate – Au	86.0%	87.7%	89.7%	85.7%
Average recovery rate – Ag	72.2%	81.8%	78.3%	77.7%
Gold ounces produced	15,223	28,246	46,801	51,451
Silver ounces produced	867,134	1,734,772	2,702,025	3,013,055
Gold ounces sold	16,924	28,027	48,211	55,421
Silver ounces sold	874,642	1,709,406	2,769,431	3,114,815
Costs applicable to sales per gold ounce(1)	$690	$742	$659	$730
Costs applicable to sales per silver ounce(1)	$8.18	$9.18	$8.31	$9.40
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
        Gold and silver production decreased 46% and 50%, respectively, due to the temporary suspension of active mining and processing activities in accordance with a government decree. After receiving guidance from the Mexican government in May that the suspension decree did not apply to precious metals mining, production began ramping back up in June, increasing steadily during the month. Workforce staffing levels are currently limited to approximately 85% due to compliance with restrictions related to COVID-19. Coeur expects workforce staffing to stay at similar levels for the remainder of 2020.
Metal sales were $38.0 million, or 25% of Coeur’s metal sales, compared with $59.3 million, or 37% of Coeur’s metal sales. Favorable foreign exchange rates and lower consumable costs led to a 7% and 11% decrease in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $7.3 million due to lower ounces sold. Capital expenditures decreased to $4.5 million from $7.6 million due to the impact of the temporary suspension on underground development and infill drilling activities.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
        Gold and silver production decreased 9% and 10%, respectively, due to the temporary suspension of active mining and processing activities in accordance with a government decree issued in the second quarter. After receiving guidance from the Mexican government in May that the suspension decree did not apply to precious metals mining, production began ramping back up in June, increasing steadily during the month. Workforce staffing levels are currently limited to approximately 85% due to compliance with restrictions related to COVID-19. Coeur expects workforce staffing to stay at similar levels for the remainder of 2020.
Metal sales were $112.3 million, or 34% of Coeur’s metal sales, compared with $112.5 million, or 36% of Coeur’s metal sales. Favorable foreign exchange rates and lower consumable costs led to a 10% and 12% decrease in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $20.4 million due to lower ounces sold. Capital expenditures decreased to $11.6 million from $16.2 million due to the impact of the temporary suspension on underground development and infill drilling activities and lower mining equipment purchases.
Rochester

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tons placed	3,743,331	2,786,287	7,171,909	5,453,846
Average gold grade (oz/t)	0.002	0.003	0.002	0.003
Average silver grade (oz/t)	0.51	0.45	0.54	0.46
Gold ounces produced	5,159	8,609	11,095	16,865
Silver ounces produced	728,312	970,673	1,415,691	1,930,578
Gold ounces sold	5,278	8,642	10,751	17,153
Silver ounces sold	723,679	961,634	1,355,916	1,962,087
Costs applicable to sales per gold ounce(1)	$1,529	$1,257	$1,444	$1,182
Costs applicable to sales per silver ounce(1)	$14.19	$14.38	$14.58	$13.70
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
        Gold and silver production decreased 40% and 25%, respectively, due to the impact of dilution from stacking high-pressure grinding roll (“HPGR”) crushed material on top of historic ore on the Stage IV leach pad. Metal sales were $20.6 million, or 13% of Coeur’s metal sales, compared with $25.5 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 22% and per silver ounce decreased 1%, driven by higher repair and outside service costs, partially offset by higher silver grades and lower diesel costs. Amortization decreased to $3.0 million due to lower ounces sold. Capital expenditures increased to $5.8 million from $2.8 million due to higher POA 11 capital expenditures.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
        Gold and silver production decreased 34% and 27%, respectively, due to the impact of dilution from stacking HPGR-crushed material on top of historic ore on the Stage IV leach pad, offsetting restocking of metal inventories. Metal sales were $40.0 million, or 12% of Coeur’s metal sales, compared with $51.8 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 22% and 6%, respectively, driven by higher repair and outside service costs, partially offset by higher silver grades and lower diesel costs. Amortization decreased to $5.9 million due to lower ounces sold. Capital expenditures increased to $10.9 million from $7.4 million due to higher POA 11 capital expenditures.
        Mining remains an essential business in Nevada. The Company implemented and continues to maintain strong health and safety protocols, aimed at limiting the exposure to, and transmission of, COVID-19.
Kensington

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tons milled	170,478	160,510	332,819	324,842
Average gold grade (oz/t)	0.21	0.23	0.21	0.22
Average recovery rate	92.0%	93.0%	92.7%	91.6%
Gold ounces produced	33,058	34,049	65,080	64,022
Gold ounces sold	32,367	34,415	65,148	65,750
Costs applicable to sales per gold ounce(1)	$939	$847	$935	$932
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Gold production decreased 3% due to lower grades coupled with lower recoveries, partially offset by higher mill throughput. Metal sales were $55.2 million, or 36% of Coeur’s metal sales, compared to $45.2 million, or 28% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 11% due to higher employee-related costs, partially offset by lower diesel costs. Amortization increased slightly to $12.9 million due to higher mining rates from Kensington and Jualin. Capital expenditures decreased to $3.9 million from $4.9 million due to lower underground development at Kensington, and Jualin and lower infill drilling.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Gold production increased 2% due to higher mill throughput and higher recoveries. Metal sales were $106.8 million, or 33% of Coeur’s metal sales, compared to $85.4 million, or 27% of Coeur’s metal sales. Costs applicable to sales per gold ounce increase slightly due to higher employee-related costs, partially offset by lower diesel costs. Amortization remained comparable at $24.8 million. Capital expenditures decreased to $8.7 million from $14.2 million due to lower underground development at Kensington and Jualin, and lower infill drilling and mining equipment expenditures.
Mining continues to be considered an essential business in Alaska. Rotational schedules remain extended from 14 days to 28 days in response to concerns related to COVID-19. All employees are required to quarantine for 7 days and undergo a testing protocol prior to starting their 28-day rotation.
Wharf

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tons placed	1,401,237	919,435	2,347,686	2,009,945
Average gold grade (oz/t)	0.032	0.023	0.029	0.021
Gold ounces produced	24,789	15,680	40,330	32,582
Silver ounces produced	24,964	12,379	39,825	25,863
Gold ounces sold	23,364	15,301	39,458	33,387
Silver ounces sold	22,707	12,364	37,475	26,416
Costs applicable to sales per gold ounce(1)	$945	$998	$1,005	$972
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
        Gold production increased 58% driven by substantially higher crushing rates, higher grades, and timing of recoveries. Metal sales were $40.5 million, or 26% of Coeur’s metal sales, compared to $20.2 million, or 12% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 5% due to higher production and lower diesel costs, partially offset by a $3.3 million inventory write-down related to lower expected recoveries from leach pads 4 and 5. Amortization increased to $3.2 million due to higher ounces sold. Capital expenditures were $0.3 million.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Gold production increased 24% due to substantially higher crushing rates in the second quarter, higher grades, and timing of recoveries. Metal sales were $66.3 million, or 20% of Coeur’s metal sales, compared to $44.3 million, or 14% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 3% due to higher equipment rental and outside service costs and a $3.3 million inventory write-down related to lower expected recoveries from leach pads 4 and 5, partially offset by lower diesel costs. Amortization increased to $5.6 million due to higher ounces sold. Capital expenditures were $0.7 million.
        South Dakota’s public order mandating the closure of all public-facing businesses does not include Wharf. The Company implemented and continues to maintain strong health and safety protocols, aimed at limiting the exposure to, and transmission of, COVID-19 at Wharf.
Silvertip

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Silver ounces produced	—	343,669	139,287	582,431
Zinc pounds produced	—	5,321,714	2,459,756	9,040,727
Lead pounds produced	—	4,979,730	2,176,847	8,056,575
Silver ounces sold	—	364,961	158,984	580,062
Zinc pounds sold	—	5,302,508	3,203,446	10,025,577
Lead pounds sold	—	5,185,634	2,453,485	7,933,481
Costs applicable to sales per silver ounce(2)	—	24.37	NM (3)	28.99
Costs applicable to sales per zinc pound(2)	—	1.87	NM (3)	2.20
Costs applicable to sales per lead ounce(2)	—	1.41	NM (3)	1.72
(1)Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities in February 2020.
(2)See Non-GAAP Financial Performance Measures.
(3)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
        Silvertip temporarily suspended mining and processing activities (unrelated to COVID-19) in February 2020. Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities. Ongoing carrying and one-time costs are included in Pre-development, reclamation, and other.
        Rotational schedules have been transitioned back to 14 days (previously 21 days) as a result of easing concerns related to COVID-19 in British Columbia.

Liquidity and Capital Resources
        At June 30, 2020, the Company had $72.3 million of cash, cash equivalents and restricted cash and $169.5 million available under its RCF. Cash and cash equivalents increased $15.3 million in the six months ended June 30, 2020, due to a 24% and 10% increase in average realized gold and silver prices, respectively, strong operational results from Kensington and Wharf, lower capital expenditures, proceeds from the sale of Metalla Common Shares and a $10.0 million increase in the amount outstanding under the RCF, partially offset by lower production at Rochester, ongoing carrying costs at Silvertip and the payment of the cash portion of the contingent consideration of $18.8 million associated with the Silvertip acquisition. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company drew down $100.0 million under its RCF in April 2020. As the second quarter progressed, however, and the risk of significant disruption to operations due to COVID-19 subsided, the Company repaid $90.0 million under the RCF. Additionally, Coeur established the $100.0 million ATM Program during the second quarter as a means to proactively increase its financial flexibility during the current period of volatility and uncertainty. At the date of this filing, the Company has yet to issue shares of its common stock under the ATM Program. Since quarter-end the Company has posted cash collateral relating to a small portion of outstanding gold hedges, which the Company expects to restructure.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the three months ended June 30, 2020 was $9.9 million, compared to $26.4 million for the three months ended June 30, 2019. Net cash provided by operating activities for the six months ended June

30, 2020 was $2.0 million, compared to $10.6 million for the six months ended June 30, 2019. Adjusted EBITDA from continuing operations for the three months ended June 30, 2020 was $42.2 million, compared to $30.6 million for the three months ended June 30, 2019. Adjusted EBITDA from continuing operations for the six months ended June 30, 2020 was $88.6 million, compared to $51.2 million for the six months ended June 30, 2019 (see “Non-GAAP Financial Performance Measures”). Net cash used in operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Cash flow before changes in operating assets and liabilities	$16,411	$24,175	$46,555	$45,641
Changes in operating assets and liabilities:
Receivables	(1,536)	(7,624)	(2,349)	(17,359)
Prepaid expenses and other	1,081	(834)	735	(3,518)
Inventories	(8,056)	(14,391)	(29,981)	(33,212)
Accounts payable and accrued liabilities	2,047	25,109	(13,004)	19,037
Cash provided by (used in) continuing operating activities	$9,947	$26,435	$1,956	$10,589
        Net cash provided by operating activities decreased $16.5 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due lower sales of gold and silver (10% and 47%, respectively), partially offset by a 29% and 10% increase in average realized gold and silver prices, respectively and a net inflow related to a prepayment for concentrate deliveries from Kensington of $7.0 million. Revenue for the three months ended June 30, 2020 decreased by $7.9 million, of which $37.1 million was due to lower volume of gold and silver sales, partially offset by an increase of $29.2 million as a result of higher average realized gold and silver prices.
Net cash provided by operating activities decreased $8.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to payments for accounts payable at Silvertip and lower sales of gold and silver (5% and 24%, respectively), partially offset by a 24% and 10% increase in average realized gold and silver prices, respectively, and the timing of VAT collection at Palmarejo. Revenue for the six months ended June 30, 2020 increased by $10.4 million, of which $47.1 million was the result of higher average realized gold and silver prices, partially offset by a decrease of $36.7 million due to lower volume of gold and silver sales.
Cash Used in Investing Activities from Continuing Operations
        Net cash provided by investing activities in the three months ended June 30, 2020 was $2.9 million compared to net cash used in investing activities of $17.3 million in the three months ended June 30, 2019. Cash provided by investing activities increased primarily due to lower capital expenditures and net proceeds of $19.4 million from the sale of Metalla Common Shares. The Company had capital expenditures of $16.7 million in the three months ended June 30, 2020 compared with $20.7 million in the three months ended June 30, 2019. Capital expenditures in the three months ended June 30, 2020 were primarily related to POA 11 at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the three months ended June 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo and the HPGR unit at Rochester.
Net cash used in investing activities in the six months ended June 30, 2020 was $14.8 million compared to $37.0 million in the six months ended June 30, 2019. Cash used in investing activities decreased primarily due to lower capital expenditures and net proceeds of $19.4 million from the sale of Metalla Common Shares. The Company had capital expenditures of $38.9 million in the six months ended June 30, 2020 compared with $48.2 million in the six months ended June 30, 2019. Capital expenditures in the six months ended June 30, 2020 were primarily related to POA 11 at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the six months ended June 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo and the HPGR unit at Rochester.
Cash Provided by (Used in) Financing Activities from Continuing Operations
        Net cash provided by financing activities in the three months ended June 30, 2020 was $4.4 million compared to net cash used in financing activities of $41.9 million in the three months ended June 30, 2019. During the three months ended June 30, 2020, the Company borrowed $100.0 million and repaid $90.0 million under the RCF. During the three months ended June 30, 2019, the Company repaid $82.0 million under the RCF and received net proceeds of approximately $48.9 million from the sale of 16.6 million shares of its common stock at an average price of $3.00 per share.
Net cash provided by financing activities in the six months ended June 30, 2020 was $27.8 million compared to net cash used in financing activities of $52.6 million in the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company borrowed $150.0 million from the RCF, partially offset by repayment of $90.0 million under the RCF and the payment of cash contingent consideration of $18.8 million associated with the Silvertip acquisition. During the six months ended June 30, 2019, the Company borrowed $15.0 million and repaid $97.0 million under the RCF and received net proceeds of approximately $48.9 million from the sale of 16.6 million shares of its common stock at an average price of $3.00 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2020	2019	2020	2019
Net income (loss)	$(1,209)	$(36,764)	$(13,109)	$(55,965)
(Income) loss from discontinued operations, net of tax	—	—	—	(5,693)
Fair value adjustments, net	(10,067)	5,296	(1,248)	(3,824)
Foreign exchange loss (gain)	626	889	(5,994)	2,145
(Gain) loss on sale of assets and securities	(9)	72	(383)	20
Silvertip inventory write-down	2,104	11,872	12,485	27,319
Wharf inventory write-down	3,323	—	3,323	—
Silvertip one-time costs	1,725	—	5,234	—
Silvertip lease modification	—	—	(4051)	—
Silvertip gain on contingent consideration	—	—	(955)	—
COVID-19 one-time costs	6,108	—	6,380	—
Interest income on notes receivables	—	(18)	—	(198)
Tax effect of adjustments(1)(2)	—	(4,332)	—	(9,746)
Adjusted net income (loss)	$2,601	$(22,985)	$1,682	$(45,942)

Adjusted net income (loss) per share - Basic	$0.01	$(0.11)	$0.01	$(0.22)
Adjusted net income (loss) per share - Diluted	$0.01	$(0.11)	$0.01	$(0.22)
(1) For the three months ended June 30, 2019, tax effect of adjustments of $4.3 million (-25%) is primarily related to the write-down of Silvertip start-up costs.
(2) For the six months ended June 30, 2019, tax effect of adjustments of $9.7 million (-42%) is primarily related to the write-down of Silvertip start-up costs.

EBITDA and Adjusted EBITDA
        Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in indenture governing the 2024 Senior Notes and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2020	2019	2020	2019
Net income (loss)	$(1,209)	$(36,764)	$(13,109)	$(55,965)
(Income) loss from discontinued operations, net of tax	—	—	—	(5,693)
Interest expense, net of capitalized interest	5,765	6,825	10,893	13,279
Income tax provision (benefit)	2,844	(5,546)	(1,095)	(14,204)
Amortization	27,876	43,204	64,038	85,080
EBITDA	35,276	7,719	60,727	22,497
Fair value adjustments, net	(10,067)	5,296	(1,248)	(3,824)
Foreign exchange (gain) loss	(11)	468	65	1,133
Asset retirement obligation accretion	2,908	3,007	5,755	5,950
Inventory adjustments and write-downs	793	2,193	1,269	(1,723)
(Gain) loss on sale of assets and securities	(9)	72	(383)	20
Silvertip inventory write-down	2,104	11,872	12,485	27,319
Silvertip one-time costs	1,725	—	5,234	—
Silvertip lease modification	—	—	(4,051)	—
Silvertip gain on contingent consideration	—	—	(955)	—
COVID-19 one-time costs	6,108	—	6,380	—
Wharf inventory write-down	3,323	—	3,323	—
Interest income on notes receivables	—	(18)	—	(198)
Adjusted EBITDA	$42,150	$30,609	$88,601	$51,174

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash flow from continuing operations	$9,947	$26,435	$1,956	$10,589
Capital expenditures from continuing operations	16,682	20,749	38,890	48,187
Free cash flow	$(6,735)	$5,686	$(36,934)	(37,598)
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

Three Months Ended June 30, 2020

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$26,095	$21,348	$43,235	$25,653	$1,231	$117,562
Amortization	(7,270)	(3,012)	(12,853)	(3,181)	(1,231)	(27,547)
Costs applicable to sales	$18,825	$18,336	$30,382	$22,472	$—	$90,015

Metal Sales
Gold ounces	16,924	5,278	32,367	23,364		77,933
Silver ounces	874,642	723,679		22,707	—	1,621,028
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$690	$1,529	$939	$945
Silver ($/oz)	$8.18	$14.19			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended June 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$50,708	$28,656	$41,670	$17,691	$36,038	$174,763
Amortization	(14,212)	(3,963)	(12,537)	(2,225)	(9,878)	(42,815)
Costs applicable to sales	$36,496	$24,693	$29,133	$15,466	$26,160	$131,948

Metal Sales
Gold ounces	28,027	8,642	34,415	15,301		86,385
Silver ounces	1,709,406	961,634		12,364	364,961	3,048,365
Zinc pounds					5,302,508	5,302,508
Lead pounds					5,185,634	5,185,634

Costs applicable to sales
Gold ($/oz)	$742	$1,257	$847	$998
Silver ($/oz)	$9.18	$14.38			$24.37
Zinc ($/lb)					$1.87
Lead ($/lb)					$1.41

Six Months Ended June 30, 2020

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$75,244	$41,208	$85,664	$45,920	$24,233	$272,269
Amortization	(20,445)	(5,916)	(24,775)	(5,625)	(6,576)	(63,337)
Costs applicable to sales	$54,799	$35,292	$60,889	$40,295	$17,657	$208,932

Metal Sales
Gold ounces	48,211	10,751	65,148	39,458		163,568
Silver ounces	2,769,431	1,355,916		37,475	158,984	4,321,806
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$659	$1,444	$935	$1,005
Silver ($/oz)	$8.31	$14.58			NM (1)
Zinc ($/lb)					NM (1)
Lead ($/lb)					NM (1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Six Months Ended June 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$98,480	$55,147	$85,572	$37,764	$70,849	$347,812
Amortization	(28,740)	(8,000)	(24,264)	(4,906)	(18,304)	(84,214)
Costs applicable to sales	$69,740	$47,147	$61,308	$32,858	$52,545	$263,598

Metal Sales
Gold ounces	55,421	17,153	65,750	33,387		171,711
Silver ounces	3,114,815	1,962,087		26,416	580,062	5,683,380
Zinc pounds					10,025,577	10,025,577
Lead pounds					7,933,481	7,933,481

Costs applicable to sales
Gold ($/oz)	$730	$1,182	$932	$972
Silver ($/oz)	$9.40	$13.70			$28.99
Zinc ($/lb)					$2.20
Lead ($/lb)					$1.72

Reconciliation of Costs Applicable to Sales for 2020 Guidance

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$178,977	$105,053	$178,595	$94,142
Amortization	(42,220)	(15,177)	(54,009)	(11,202)
Costs applicable to sales	$136,757	$89,876	$124,586	$82,940
By-product credit	—	—	—	(998)
Adjusted costs applicable to sales	$136,757	$89,876	$124,586	$81,942

Metal Sales
Gold ounces	97,800	32,000	132,800	84,900
Silver ounces	6,300,000	3,800,000		60,350

Revenue Split
Gold	56%	46%	100%	100%
Silver	44%	54%	0	0

Costs applicable to sales
Gold ($/oz)	$785 - $885	$1,250 - $1,400	$900 - $1,000	$950 - $1,000
Silver ($/oz)	$9.50 - $10.50	$12.75 - $14.00

Cautionary Statement Concerning Forward-Looking Statements
        This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, including the commencement of construction at Rochester related to the POA 11 project, COVID-19 planning, response and mitigation efforts, expectations regarding the Company's mines, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, staffing levels, liquidity management, financing plans, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this report and in “Risk Factors” section of the 2019 10-K, the risk factors set forth in the report on Form 10-Q for the quarterly period ended March 31, 2020, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to the availability of our workforce, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
        Gold, Silver, Zinc and Lead Hedging
        To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 307,800 ounces of gold at June 30, 2020 that settle monthly through December 2022. The Company is targeting to hedge approximately 50% of expected gold production through 2021 and 2022. The weighted average strike prices on the put and call contracts are $1,551 and $1,869 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2019 10-K and Part II, Item 1A of this report.
At June 30, 2020, the fair value of the put and call zero cost collars contracts was a liability of $14.5 million. For the quarter ended June 30, 2020 the Company had not recognized any amount of gain or loss related to outstanding options in Revenue and the entire amount was included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at June 30, 2020 would result in a loss of $26.3 million and 10% decrease would result in a gain of $1.8M. As of June 30, 2020, the closing price of gold was $1,768 per ounce. On July 29, 2020, the closing price of gold increased further to $1,951 per ounce.
        Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver, zinc and lead price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2020, the Company had outstanding provisionally priced sales of 15,147 ounces of gold at an average price of $1,728. Changes in gold prices resulted in provisional pricing mark-to-market gain of $1.2 million during the six months ended June 30, 2020. A 10% change in realized gold prices would cause revenue to vary by $2.6 million.
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
        Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At June 30, 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $2.2 billion Mexican Pesos at June 30, 2020 with an average exchange rate of 24.74 that settle monthly through December 2021. The Company had outstanding foreign currency forward exchange contracts to receive $21.6 million Canadian Dollars at June 30, 2020 with an average exchange rate of 1.44 that settle monthly through December 2020. At June 30, 2020, the fair value of the foreign currency forward exchange contracts was a net asset of $6.8 million. For the six months ended June 30, 2020 the Company has recognized a gain of $0.7 million related to expired options in Cost Applicable to Sales and a gain of $6.8 million related to outstanding options in AOCI. A 10% increase or decrease in the exchange rates at June 30, 2020 would result in a loss of $2.8 million or a gain of $16.8 million, respectively.
Interest Rates
        Interest Rate Hedging
        We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2020.

Item 4. Controls and Procedures
(a)Disclosure Controls and Procedures
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
(b)Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.   Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.  Risk Factors

        Item 1A -- Risk Factors of the 2019 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Form 10-Q filed for the quarterly period ended March 31, 2020 (the “First Quarter 10-Q”) and in this Form 10-Q. Except as supplemented and updated below and in the First Quarter 10-Q, the risk factors set forth in the 2019 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus pandemic.
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production and limit exploration activities and development projects and impact liquidity and financial results. In addition, we have implemented several initiatives to protect the health and safety of our employees, contractors and communities during this pandemic, including COVID-19 testing, contact tracing technology and procuring additional personal protective equipment for our employees, among others, some of which may result in additional costs to the Company. Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. We also continue to monitor legislative initiatives in the U.S., Mexico and Canada to provide relief to businesses impacted by COVID-19 to determine their potential impacts or benefits (if any) to our business.
Early in the second quarter of 2020, we temporarily suspended active mining and processing activities at the Palmarejo complex in the State of Chihuahua, Mexico, in accordance with a government-mandated decree in response to COVID-19, and we began taking steps to restart active mining, processing and exploration activities at Palmarejo in accordance with updated guidance from the government approximately 45 days later. In addition, we are requiring all employees who travel to the Kensington mine to submit to a 7-day quarantine and testing protocol in Juneau, Alaska before traveling to the mine. We believe this is an important step to protect the health and safety of all workers who stay at the Kensington camp, although it has required changes to worker scheduling and is expected to result in higher labor costs due to additional overtime pay and pay during the quarantine period.
The refiners and smelters upon which the Company relies to refine and process and, in some cases, purchase the gold and silver doré and gold, silver, zinc and lead concentrate produced by the Company’s mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact the Company’s ability to sell its products to buyers and generate revenues. For example, on March 23, 2020, Argor-Heraeus, a Swiss refiner which provides refining services to several of our mines, announced that it was temporarily suspending operations in response to a government order. Following the temporary suspension, Argor-Heraeus recommenced operations.
We may be subject to litigation if one or more employees contract COVID-19 at work or litigation initiated by stockholders who view decisions by the Board of Directors or management as inconsistent with duties to the Company under Delaware law or who may assert claims under federal securities laws. We understand that, as indicated by sharp increases in average premiums for director and officer insurance policies in recent months, insurers expect increased litigation relating to COVID-19.
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
The Company faces increased cybersecurity risks due to the COVID-19 pandemic. For example, a portion of the Company’s workforce is working remotely to facilitate social distancing, and these employees may transmit data using unsecured internet connections despite training advising of those risks. In addition, our employees have faced increases in phishing and malware attacks and socially engineered cyberattacks which, in some cases, attempt to use the circumstances of the COVID-19 pandemic to gain unauthorized access to the Company’s information technology systems.
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
We maintain insurance policies that protect against property loss and business interruption in amounts that we believe are reasonable taking into account the nature of, and risks related to, our business and operations as well as the cost of policy premiums. Such insurance is, however, subject to certain exclusions, and there is no guarantee that the Company will receive insurance proceeds with respect to a particular event or loss. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available. Any liabilities that the Company incurs for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.
The Company’s use of derivative contracts to protect against market price volatility exposes it to risk of opportunity loss, mark- to-market fair value adjustments, potential cash collateral calls and exposure to counterparty credit risk.
From time-to-time, the Company has in the past and in the future may enter into price risk management contracts to protect against fluctuations in the price of gold, silver, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. In 2019 and through July 24, 2020, the Company entered into price risk management contracts on a total of 477,700 ounces of its expected gold production for 2020, 2021 and 2022 after a significant increase in gold prices during 2019 and into the first half of 2020. The Company determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several projects at existing operations. As of June 30, 2020, contracts with respect to 307,800 ounces of gold were outstanding. See Note 13 — Derivative Financial Instruments in the notes to the Condensed Consolidated Financial Statements.
The use of derivative instruments can expose the Company to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may require the Company to post cash or other collateral or have a material adverse impact on reported financial results. The Company’s exposure may be particularly acute for its derivative instruments accounted for as cash flow hedges, because those contracts are cash net settled on a monthly basis. The ceiling on the gold ounces covered by the price risk management contracts described above, representing the highest price the Company could realize for those ounces under outstanding contracts, averages $1,825 per ounce for 2020 production, $1,875 per ounce for 2021 production and $2,030 per ounce for 2022 production. The price ceiling may be lower than actual spot gold prices at the time of sale under those contracts. As of June 30, 2020, the closing price of gold was $1,768 per ounce. On July 29, 2020, the closing price of gold increased further to $1,951 per ounce. The Company is exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, the Company could be exposed to a loss of value for that contract.

Item 4.   Mine Safety Disclosures

        Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.  Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Casey M. Nault, the Company’s Senior Vice President, General Counsel and Secretary, entered into a selling plan effective May 2, 2020. Under the selling plan, between June 2020 and August 2021, Mr. Nault will sell a total of 130,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold prices specified in the plan.
Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

Item 6.  Exhibits

10.1
ATM Equity Offering Sales Agreement, dated as of April 23, 2020, among Coeur Mining, Inc. and BofA Securities, Inc. and RBC Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on April 23, 2020 (File No. 001-08641)).

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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	July 29, 2020	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	July 29, 2020	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 29, 2020	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)