Form 10-Q
period 2020-09-30
Coeur Mining, Inc.
filed 2020-10-28
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 243,734,113 shares were issued and outstanding as of October 26, 2020.

COEUR MINING, INC.

PART I
Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2020	December 31, 2019
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$77,148	$55,645
Receivables	4	22,490	18,666
Inventory	5	46,978	55,886
Ore on leach pads	5	72,326	66,192
Prepaid expenses and other		20,285	14,047
		239,227	210,436
NON-CURRENT ASSETS
Property, plant and equipment, net		226,115	248,789
Mining properties, net		708,744	711,955
Ore on leach pads	5	87,420	71,539
Restricted assets		8,819	8,752
Equity and debt securities	6	19,862	35,646
Receivables	4	23,493	28,709
Other		57,466	62,810
TOTAL ASSETS		$1,371,146	$1,378,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$71,461	$69,176
Accrued liabilities and other	19	107,990	95,616
Debt	8	23,265	22,746
Reclamation	9	3,094	3,114
		205,810	190,652
NON-CURRENT LIABILITIES
Debt	8	277,873	272,751
Reclamation	9	139,608	133,417
Deferred tax liabilities		30,947	41,976
Other long-term liabilities		52,681	72,836
		501,109	520,980
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 243,744,601 issued and outstanding at September 30, 2020 and 241,529,021 at December 31, 2019		2,437	2,415
Additional paid-in capital		3,608,102	3,598,472
Accumulated other comprehensive income (loss)		(26,312)	(136)
Accumulated deficit		(2,920,000)	(2,933,747)
		664,227	667,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,371,146	$1,378,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
	Notes	In thousands, except share data
Revenue	3	$229,728	$199,469	$557,144	$516,462
COSTS AND EXPENSES
Costs applicable to sales(1)	3	112,772	140,952	321,704	404,550
Amortization		32,216	45,678	96,254	130,758
General and administrative		7,757	9,635	25,293	26,859
Exploration		12,818	5,893	31,059	15,326
Pre-development, reclamation, and other		15,031	4,851	40,261	13,619
Total costs and expenses		180,594	207,009	514,571	591,112
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	12	—	(1,282)	—	(1,282)
Fair value adjustments, net	12	2,243	4,377	3,491	8,201
Interest expense, net of capitalized interest	8	(5,096)	(5,980)	(15,989)	(19,259)
Other, net	14	(6,312)	(3,634)	(4,310)	(2,931)
Total other income (expense), net		(9,165)	(6,519)	(16,808)	(15,271)
Income (loss) before income and mining taxes		39,969	(14,059)	25,765	(89,921)
Income and mining tax (expense) benefit	10	(13,113)	(218)	(12,018)	13,986
Income (loss) from continuing operations		$26,856	$(14,277)	$13,747	$(75,935)
Income (loss) from discontinued operations	18	—	—	—	5,693
NET INCOME (LOSS)		$26,856	$(14,277)	$13,747	$(70,242)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges, net of tax of $0 and $365 for the three and nine months ended September 30, 2020 and 2019 respectively.		(18,606)	1,132	(26,176)	1,132
Unrealized gain (loss) on debt and equity securities		—	—	—	59
Other comprehensive income (loss)		(18,606)	1,132	(26,176)	1,191
COMPREHENSIVE INCOME (LOSS)		$8,250	$(13,145)	$(12,429)	$(69,051)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Net income (loss) from continuing operations		$0.11	$(0.06)	$0.06	$(0.36)
Net income (loss) from discontinued operations		—	—	—	0.03
Basic(2)		$0.11	$(0.06)	$0.06	$(0.33)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$0.11	$(0.06)	$0.06	$(0.36)
Net income (loss) from discontinued operations		—	—	—	0.03
Diluted(2)		$0.11	$(0.06)	$0.06	$(0.33)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$26,856	$(14,277)	$13,747	$(70,242)
(Income) loss from discontinued operations		—	—	—	(5,693)
Adjustments:
Amortization		32,216	45,678	96,254	130,758
Accretion		2,969	3,073	8,724	9,023
Deferred taxes		(4,515)	(10,545)	(11,547)	(27,962)
Loss on debt extinguishment	12	—	1,282	—	1,282
Fair value adjustments, net	12	(2,243)	(4,377)	(3,491)	(8,201)
Stock-based compensation	11	1,969	2,432	6,269	6,642
Gain on modification of right of use lease	7	—	—	(4,051)	—
Write-downs		1,232	13,966	16,821	41,285
Deferred revenue recognition	17	(5,485)	(15,250)	(21,167)	(16,008)
Other		4,379	8,994	2,374	15,733
Changes in operating assets and liabilities:
Receivables		(1,497)	(3,350)	(3,846)	(20,709)
Prepaid expenses and other current assets		(1,921)	1,375	(1,186)	(2,143)
Inventory and ore on leach pads		(3,066)	(9,389)	(33,047)	(42,601)
Accounts payable and accrued liabilities		28,570	22,384	15,566	41,421
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		79,464	41,996	81,420	52,585
CASH PROVIDED BY (USED IN )OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		79,464	41,996	81,420	52,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(22,996)	(30,678)	(61,886)	(78,865)
Proceeds from the sale of assets	18	730	26	5,245	930
Purchase of investments		(2,500)	—	(2,500)	—
Sale of investments		—	1,007	19,802	2,109
Proceeds from notes receivable		—	—	—	7,168
Other		(25)	(57)	(225)	1,961
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(24,791)	(29,702)	(39,564)	(66,697)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(24,791)	(29,702)	(39,564)	(66,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19	—	73,781	—	122,668
Issuance of notes and bank borrowings, net of issuance costs	8	—	30,000	150,000	45,000
Payments on debt, finance leases, and associated costs	8	(48,557)	(87,778)	(150,171)	(201,051)
Silvertip contingent consideration	17	—	—	(18,750)	—
Other		114	301	(1,718)	(2,958)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(48,443)	16,304	(20,639)	(36,341)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(48,443)	16,304	(20,639)	(36,341)
Effect of exchange rate changes on cash and cash equivalents		(10)	(192)	293	65
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		6,220	28,406	21,510	(50,388)
Less net cash used in discontinued operations		—	—	—	—
		6,220	28,406	21,510	(50,388)
Cash, cash equivalents and restricted cash at beginning of period		72,308	39,275	57,018	118,069
Cash, cash equivalents and restricted cash at end of period		$78,528	$67,681	$78,528	$67,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	(11,900)	—	(11,900)
Other comprehensive income (loss)	—	—	—	—	206	206
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,179	12	27	—	—	39
Balances at March 31, 2020	243,586	$2,436	$3,603,785	$(2,945,647)	$70	$660,644
Net income (loss)	—	—	—	(1,209)	—	(1,209)
Other comprehensive income (loss)	—	—	—	—	(7,776)	(7,776)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	146	1	2,197	—	—	2,198
Balances at June 30, 2020	243,732	$2,437	$3,605,982	$(2,946,856)	$(7,706)	$653,857
Net income (loss)	—	—	—	26,856	—	26,856
Other comprehensive income (loss)	—	—	—	—	(18,606)	(18,606)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	13	—	2,120	—	—	2,120
Balances at September 30, 2020	243,745	$2,437	$3,608,102	$(2,920,000)	$(26,312)	$664,227

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	852,512
Net income (loss)	—	—	—	(19,201)	—	(19,201)
Other comprehensive income (loss)	—	—	—	—	59	59
Common stock issued under stock-based compensation plans, net	1,801	18	(1,053)	—	—	(1,035)
Balances at March 31, 2019	205,111	$2,051	$3,442,029	$(2,611,745)	$—	832,335
Net income (loss)	—	—	—	(36,764)	—	(36,764)
Common stock issued under "at the market" stock offering	16,631	166	48,721	—	—	48,887
Common stock issued under stock-based compensation plans, net	117	2	1,986	—	—	1,988
Balances at June 30, 2019	221,859	$2,219	$3,492,736	$(2,648,509)	$—	846,446
Net income (loss)	—	—	—	(14,277)	—	(14,277)
Other comprehensive income (loss)	—	—	—	—	1,132	1,132
Common stock issued for the extinguishment of Senior Notes	4,452	44	21,246	—	—	21,290
Common stock issued under "at the market" stock offering	14,220	142	73,639	—	—	73,781
Common stock issued under stock-based compensation plans, net	(22)	—	2,435	—	—	2,435
Balances at September 30, 2019	240,509	$2,405	$3,590,056	$(2,662,786)	$1,132	930,807
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
    The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Opening Balance	$10,389	$12,160	$11,061	$12,918
Revenue Recognized	(393)	(545)	(1,065)	(1,303)
Closing Balance	$9,996	$11,615	$9,996	$11,615
    In June 2020, the Company received a $15.0 million prepayment (the “June 2020 Prepayment” as defined in Note 17) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined below). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. See Note 17 -- Commitments and Contingencies for additional detail.
    The following table presents a rollforward of the Amended Sales Contract liability balance:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Opening Balance	$15,006	$25,021	$15,010	$—
Additions	108	276	15,114	25,297
Revenue Recognized	(5,200)	(14,705)	(20,210)	(14,705)
Closing Balance	$9,914	$10,592	$9,914	$10,592
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
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. Early in the second quarter of 2020, we temporarily suspended active mining and processing activities at the Palmarejo complex in the State of Chihuahua, Mexico, in accordance with a government decree in response to COVID-19, and we began taking steps to restart active mining, processing and exploration activities at Palmarejo in accordance with updated guidance from the government approximately 45 days later. In addition, as a result of several reported positive COVID-19 cases at our Kensington mine outside of Juneau, Alaska, during the third quarter of 2020 we experienced a minor short-term production impact associated with this situation, which has adversely impacted production and cash flows. We continue to require all employees who travel to the Kensington mine to submit to a 7-day quarantine and testing protocol in Juneau, Alaska before traveling to the mine. We believe this is an important step to protect the health and safety of all workers who stay at the Kensington camp, although it has required changes to worker scheduling and is expected to result in higher labor costs due to additional overtime pay and pay during the quarantine period.
Incremental costs associated with the Company’s COVID-19 health and safety protocols are recorded in Pre-development, reclamation, and other expenses in our Condensed Consolidated Statement of Comprehensive Income (Loss) and are included in Other operating expenses in the table below. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on the Company’s operating segments. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
    Financial information relating to the Company’s segments is as follows (in thousands):

Three months ended September 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$39,416	$12,860	$52,357	$62,499	$—	$—	$167,132
Silver sales	42,339	19,250	—	1,007	—	—	62,596
Zinc sales	—	—	—	—	—	—	—
Lead sales	—	—	—	—	—	—	—
Metal sales	81,755	32,110	52,357	63,506	—	—	229,728
Costs and Expenses
Costs applicable to sales(1)	34,251	19,104	31,530	27,887	—	—	112,772
Amortization	11,912	3,278	11,523	4,000	1,185	318	32,216
Exploration	1,978	465	3,397	534	3,920	2,524	12,818
Other operating expenses	2,378	1,376	3,448	127	5,916	9,543	22,788
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	2,243	2,243
Interest expense, net	(201)	(283)	(296)	(48)	(124)	(4,144)	(5,096)
Other, net	(1,168)	(2,502)	(34)	7	451	(3,066)	(6,312)
Income and mining tax (expense) benefit	(6,841)	(143)	(380)	(2,630)	21	(3,140)	(13,113)
Income (loss) from continuing operations	$23,026	$4,959	$1,749	$28,287	$(10,673)	$(20,492)	$26,856
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$302,599	$325,165	$177,700	$76,247	$155,932	$170,208	$1,207,851
Capital expenditures	$4,998	$9,773	$5,333	$545	$2,065	$282	$22,996
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three months ended September 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$41,547	$11,290	$52,636	$36,398	$—	$—	$141,871
Silver sales	29,790	16,191	—	293	5,307	—	51,581
Zinc sales	—	—	—	—	2,046	—	2,046
Lead sales	—	—	—	—	3,971	—	3,971
Metal sales	71,337	27,481	52,636	36,691	11,324	—	199,469
Costs and Expenses
Costs applicable to sales(1)	37,397	27,749	29,533	22,084	24,189	—	140,952
Amortization	15,840	4,250	13,552	3,301	8,268	467	45,678
Exploration	1,608	145	1,465	102	828	1,745	5,893
Other operating expenses	1,327	1,210	281	698	254	10,716	14,486
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,282)	(1,282)
Fair value adjustments, net	—	—	—	—	—	4,377	4,377
Interest expense, net	(74)	(287)	(453)	(26)	(410)	(4,730)	(5,980)
Other, net	(2,535)	(368)	(99)	(151)	(190)	(291)	(3,634)
Income and mining tax (expense) benefit	(1,630)	(2,067)	—	(1,672)	916	4,235	(218)
Income (loss) from continuing operations	10,926	(8,595)	7,253	8,657	(21,899)	(10,619)	(14,277)
Income (loss) from discontinued operations	—	—	—	—	—	—	—
Segment assets(2)	342,274	283,229	204,926	99,600	417,678	172,735	1,520,442
Capital expenditures	7,818	10,248	4,944	759	6,359	550	30,678
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Nine months ended September 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$104,732	$30,508	$159,200	$128,199	$—	$—	$422,639
Silver sales	89,332	41,650	—	1,640	1,230	—	133,852
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	194,064	72,158	159,200	129,839	1,883	—	557,144
Costs and Expenses
Costs applicable to sales(1)	89,050	54,396	92,419	68,182	17,657	—	321,704
Amortization	32,357	9,194	36,298	9,625	7,761	1,019	96,254
Exploration	4,373	2,529	7,746	639	7,073	8,699	31,059
Other operating expenses	6,279	3,835	7,298	451	17,770	29,921	65,554
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	3,491	3,491
Interest expense, net	(667)	(851)	(819)	(149)	(603)	(12,900)	(15,989)
Other, net	(2,866)	(2,580)	1	(12)	2,005	(858)	(4,310)
Income and mining tax (expense) benefit	(7,938)	(186)	(854)	(4,806)	(234)	2,000	(12,018)
Income (loss) from continuing operations	$50,534	$(1,413)	$13,767	$45,975	$(47,210)	$(47,906)	$13,747
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$302,599	$325,165	$177,700	$76,247	$155,932	$170,208	$1,207,851
Capital expenditures	$16,611	$20,634	$14,050	$1,219	$8,630	$742	$61,886
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$107,063	$33,538	$138,083	$80,277	$—	$—	$358,961
Silver sales	76,821	45,765	—	699	13,373	$—	136,658
Zinc sales	—	—	—	—	10,284	—	10,284
Lead sales	—	—	—	—	10,559	—	10,559
Metal sales	183,884	79,303	138,083	80,976	34,216	—	516,462
Costs and Expenses
Costs applicable to sales(1)	107,137	74,896	90,841	54,942	76,734	—	404,550
Amortization	44,580	12,250	37,816	8,207	26,572	1,333	130,758
Exploration	3,758	331	3,970	102	1,559	5,606	15,326
Other operating expenses	3,798	3,518	962	2,115	881	29,204	40,478
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,282)	(1,282)
Fair value adjustments, net	—	—	—	—	—	8,201	8,201
Interest expense, net	(322)	(599)	(992)	(75)	(997)	(16,274)	(19,259)
Other, net	(4,149)	(352)	(102)	174	(411)	1,909	(2,931)
Income and mining tax (expense) benefit	(684)	(2,737)	—	(2,149)	18,256	1,300	13,986
Income (loss) from continuing operations	$19,456	$(15,380)	$3,400	$13,560	$(54,682)	$(42,289)	$(75,935)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$5,693	$5,693
Segment assets(2)	$342,274	$283,229	$204,926	$99,600	417,678	$172,735	$1,520,442
Capital expenditures	$24,060	$17,665	$19,175	$1,361	15,456	$1,148	$78,865
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	September 30, 2020	December 31, 2019
Total assets for reportable segments	$1,207,851	$1,215,783
Cash and cash equivalents	77,148	55,645
Other assets	86,147	107,208
Total consolidated assets	$1,371,146	$1,378,636

Geographic Information

Long-Lived Assets	September 30, 2020	December 31, 2019
United States	$489,614	$494,286
Mexico	297,386	312,168
Canada	147,197	146,804
Other	662	7,486
Total	$934,859	$960,744

Revenue	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$147,973	$116,808	$361,197	$298,362
Mexico	81,755	71,337	194,064	183,884
Canada	—	11,324	1,883	34,216
Total	229,728	$199,469	$557,144	$516,462

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2020	December 31, 2019
Current receivables:
Trade receivables	$6,589	$6,028
Value added tax (“VAT”) receivable	13,156	10,729
Income tax receivable	173	105
Other	2,572	1,804
	$22,490	$18,666
Non-current receivables:
VAT receivable(1)	$23,493	$28,009
RMC receivable(2)	—	700
	23,493	28,709
Total receivables	$45,983	$47,375
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 17 -- Commitments and Contingencies for additional detail. The $4.5 million decrease in the nine months ended September 30, 2020 is attributable to a weaker Mexican Peso.
(2) Represents receivable due from the successor to Republic Metals Corporation, whose bankruptcy filing in November 2018 impacted approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold. In June 2020, the Company received a $0.7 million payment in respect of certain of its claims in the bankruptcy proceedings.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2020	December 31, 2019
Inventory:
Concentrate	$1,854	$6,557
Precious metals	13,237	14,040
Supplies	31,887	35,289
	46,978	55,886
Ore on leach pads:
Current	72,326	66,192
Non-current	87,420	71,539
	159,746	137,731

Long-term stockpile	$3,691	$—

Total inventory and ore on leach pads	$210,415	$193,617
    Prior to the temporary suspension of mining activities at Silvertip, as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability, Silvertip recognized inventory write-downs of $10.4 million, which are reflected in Costs applicable to sales for the nine months ended September 30, 2020. Subsequent to the suspension of mining activities, Silvertip has recognized additional supply inventory write-downs of $3.3 million, which are reflected in Pre-development, reclamation, and other for the nine months ended September 30, 2020.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity and Debt Securities
    The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At September 30, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$1,851	$—	$5,269	$7,120
Integra Resources Corp.	7,500	—	2,576	10,076
Rockhaven Resources Ltd.	2,064	(136)	—	1,928
Other	448	—	290	738
Equity securities	$11,863	$(136)	$8,135	$19,862

	At December 31, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$17,725	$28,188
Integra Resources Corp.	5,000	—	355	5,355
Rockhaven Resources, Ltd.	2,064	(376)	—	1,688
Other	1,304	(889)	—	415
Equity securities	$18,831	$(1,265)	$18,080	$35,646
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
On September 14, 2020, the Company participated in an offering of shares of common stock of Integra Resources Corp. (“Integra”) (“Integra Common Shares”), exercising a previously-acquired participation right, and purchased an additional 735,294 Integra Common Shares at a price of $3.40 per Integra Common Share for a total of $2.5 million. Following completion of the transaction, Coeur owned approximately 5.6% of issued and outstanding Integra Common Shares.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
    The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
In thousands	2020	2019	2020	2019
Lease Cost
Operating lease cost	$3,067	$2,735	$8,969	$8,850

Short-term operating lease cost	$2,465	$2,899	$6,293	$9,384

Finance Lease Cost:
Amortization of leased assets	$4,109	$4,287	$16,506	$14,078
Interest on lease liabilities	927	1,210	2,852	3,459
Total finance lease cost	$5,036	$5,497	$19,358	$17,537
    Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2020	2019	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,850	$5,634	$16,201	$18,234
Operating cash flows from finance leases	$927	$1,210	$2,852	$3,459
Financing cash flows from finance leases	$8,557	$4,744	$20,171	$20,210
    Supplemental balance sheet information related to leases was as follows:

In thousands	September 30, 2020	December 31, 2019
Operating Leases
Other assets, non-current	$41,506	$49,169

Accrued liabilities and other	$12,716	$13,104
Other long-term liabilities	28,364	40,634
Total operating lease liabilities	$41,080	$53,738

Finance Leases
Property and equipment, gross	$100,474	$103,903
Accumulated depreciation	(54,275)	(42,209)
Property and equipment, net	$46,199	$61,694

Debt, current	$23,265	$22,746
Debt, non-current	30,459	45,866
Total finance lease liabilities	$53,724	$68,612

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.45	1.73
Weighted-average remaining lease term - operating leases	3.93	4.70

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.35%	5.40%
Weighted-average discount rate - operating leases	5.17%	5.20%
    In the quarter ended June 30, 2020, the Company entered into an agreement to modify one of its operating leases, significantly reducing the lease amount and lease term, thereby decreasing the operating lease liability at remeasurement. The Company recognized a gain of $4.1 million in connection with this lease modification, which is recognized in Pre-development, reclamation, and other, together with the adjustment to the right of use asset and operating lease liability.
    Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As of September 30, 2020 (In thousands)
	Operating leases	Finance leases
2020	$3,174	$5,975
2021	11,119	24,670
2022	10,684	17,822
2023	10,205	8,501
2024	8,605	1,699
Thereafter	—	134
Total	$43,787	$58,801
Less: imputed interest	(2,707)	(5,077)
Net lease obligation	$41,080	$53,724

NOTE 8 – DEBT

	September 30, 2020		December 31, 2019
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$227,414	$—	$226,885
Revolving Credit Facility(2)	—	20,000	—	—
Finance lease obligations	23,265	30,459	22,746	45,866
	$23,265	$277,873	$22,746	$272,751
(1) Net of unamortized debt issuance costs of $2.6 million and $3.1 million at September 30, 2020 and December 31, 2019, respectively.
(2) Unamortized debt issuance costs of $1.7 million and $2.3 million at September 30, 2020 and December 31, 2019, respectively, included in Other Non-Current Assets.
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
Revolving Credit Facility
At September 30, 2020, the Company had $20.0 million drawn, and $20.5 million in letters of credit outstanding under, its $250.0 million revolving credit facility pursuant to the credit agreement originally entered into in September 2017 and subsequently amended among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, and the Bank of Nova Scotia as lenders (the “RCF”), leaving $209.5 million available under the RCF. At September 30, 2020, the interest rate on the principal of the RCF was 2.7%.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2020, the Company entered into new lease financing arrangements primarily for mining equipment at Kensington and Palmarejo. All capital lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
2024 Senior Notes	$3,378	$3,563	$10,134	$10,907
Revolving Credit Facility	767	963	2,520	4,769
Finance lease obligations	927	1,210	2,852	3,459
Amortization of debt issuance costs	372	378	1,143	1,110
Accretion of Silvertip contingent consideration	—	182	—	541
Other debt obligations	45	58	261	60
Capitalized interest	(393)	(374)	(921)	(1,587)
Total interest expense, net of capitalized interest	$5,096	$5,980	$15,989	$19,259

NOTE 9 – RECLAMATION
    Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
    Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Asset retirement obligation - Beginning	$138,904	$137,545	$134,543	$133,508
Accretion	2,924	3,024	8,591	8,878
Settlements	(930)	(833)	(2,236)	(2,650)
Asset retirement obligation - Ending	$140,898	$139,736	$140,898	$139,736
    The Company accrued $1.8 million and $1.9 million at each of September 30, 2020 and December 31, 2019, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2020 and 2019 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$24,592	$(6,003)	$968	$13	$26,132	$(5,913)	$(21,914)	$(3,549)
Canada	(12,895)	—	(24,844)	1,123	(54,544)	232	(78,937)	18,462
Mexico	28,320	(7,110)	9,882	(1,363)	54,483	(6,366)	11,403	(938)
Other jurisdictions	(48)	—	(65)	9	(306)	29	(473)	11
	$39,969	$(13,113)	$(14,059)	$(218)	$25,765	$(12,018)	$(89,921)	$13,986
    During the third quarter of 2020, the Company reported estimated income and mining tax expense of approximately $13.1 million, resulting in an effective tax rate of 32.8%. This compares to income tax expense of $0.2 million for an effective tax rate of 1.6% during the third quarter of 2019. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income (iv) foreign exchange rates; (v) the impact of uncertain tax positions; and (vi) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
    At September 30, 2020 and December 31, 2019, the Company had $0.6 million and $2.7 million of total gross unrecognized tax benefits from continuing operations, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2020 and December 31, 2019, the amount of accrued income-tax-related interest and penalties was $1.0 million and $2.3 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2020 was $2.0 million and $6.3 million, respectively, compared to $2.5 million and $6.7 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, there was $10.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
    The following table summarizes the grants awarded during the nine months ended September 30, 2020:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
June 3, 2020	167,125	$5.21	123,777	$3.91
May 19, 2020	—	$—	198,273	$3.91
May 13, 2020	54,660	$3.97	998,618	$3.91
February 25, 2020	120,491	$4.94	—	$—
February 24, 2020	1,304,763	$5.12	—	$—

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Unrealized gain (loss) on equity securities	$2,276	$3,877	$12,307	$7,515
Realized gain (loss) on equity securities	(33)	485	(8,816)	859
Interest rate swap, net	—	15	—	(173)
Fair value adjustments, net	$2,243	$4,377	$3,491	$8,201
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$19,862	$19,862	$—	$—
Foreign currency forward exchange contracts	7,614	—	7,614	—
Provisional metal sales contracts	3	—	3	—
	$27,479	$19,862	$7,617	$—
Liabilities:
Gold zero cost collars	$33,926	$—	$33,926	$—
Provisional metal sales contracts	299	—	299	—
	$34,225	$—	$34,225	$—

	Fair Value at December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$35,646	$35,646	$—	$—
Provisional metal sales contracts	753	—	753	—
	$36,399	$35,646	$753	$—
Liabilities:
Silvertip contingent consideration	$25,000	$—	$—	$25,000
Provisional metal sales contracts	275	—	275	—
Gold zero cost collars	136	—	136	—
	$25,411	$—	$411	$25,000
    The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s foreign currency forward exchange contracts are valued using pricing models with inputs derived from observable market data, including forward market prices and other unobservable inputs. The Company’s gold zero cost collars are valued using pricing models with inputs derived from observable market data, including forward market prices, yield curves, credit spreads, and other unobservable inputs. The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices and other unobservable inputs. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
    No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2020.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the nine months ended September 30, 2020:

	Nine Months Ended September 30,
In thousands	Balance at the beginning of the period	Revaluation	Settlements	Accretion	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$25,000	$—	$(25,000)	$—	$—
    The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2020 and December 31, 2019 is presented in the following table:

	September 30, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,414	$228,824	$—	$228,824	$—
Revolving Credit Facility(2)	$20,000	$20,000	$—	$20,000	$—
(1) Net of unamortized debt issuance costs of $2.6 million.
(2) Unamortized debt issuance costs of $1.7 million included in Other Non-Current Assets.

	December 31, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$226,885	$228,585	$—	$228,585	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
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
    At September 30, 2020, the Company had the following derivative instruments that settle as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In thousands except average prices and notional ounces	2020	Thereafter
Provisional gold sales contracts	$16,396	$—
Average gold price per ounce	$1,928	$—
Notional ounces	8,504	—

The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$3	$299

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$753	$275
    The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2020	2019	2020	2019
Revenue	Provisional metal sales contracts	$(962)	$233	$250	$(1,461)
Fair value adjustments, net	Interest rate swaps	—	15	—	(173)
		$(962)	$248	$250	$(1,634)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    At September 30, 2020, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2020	2021 and Thereafter
Gold put options
Average gold strike price per ounce	$1,471	$1,612
Notional ounces	55,500	284,700

Gold call options
Average gold strike price per ounce	$1,823	$1,943
Notional ounces	55,500	284,700

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	$24.35	$25.00
Notional US dollar	15,000	60,000

Foreign exchange forward exchange contracts - Canadian Dollar
Average Canadian Dollar exchange rate	$1.44	—
Notional US dollar	7,500	$—
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
    As of September 30, 2020, the Company had $26.3 million of net after-tax loss in AOCI related to losses from cash flow hedge transactions, of which $13.8 million of net after-tax losses is expected to be recognized in its Condensed Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts and the Canadian and Mexican exchange rates for foreign currency contracts.
    The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	September 30, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$33,926
Foreign currency forward exchange contracts	7,614	—
	$7,614	$33,926

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$136

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in Accumulated Other Comprehensive Income (“AOCI”) and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$(24,003)	$—	$(38,353)	$—
Foreign currency forward exchange contracts	2,755	—	10,214	—
	$(21,248)	$—	$(28,139)	$—

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$4,563	$—	$4,563	$—
Foreign currency forward exchange contracts	(1,921)	—	(2,600)	—
	$2,642	$—	$1,963	$—

On August 10, 2020, in order to obtain more working capital flexibility, the Company novated certain of its gold zero cost collar option contracts to a different counterparty. Other than a change in counterparty and the credit support provided under the agreements with the old and new counterparties, the novation did not result in any changes to the critical terms of the applicable option contracts, nor was there a change in creditworthiness in relation to the new counterparty. To execute the novation, the Company was required to make an upfront payment of $3.8 million, as compensation for more favorable credit and margin requirements.

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

NOTE 14 - OTHER, NET
    Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Foreign exchange gain (loss)	$(599)	$(2,945)	$(665)	$(4,078)
Gain (loss) on sale of assets and investments	(2,476)	(100)	(2,458)	(120)
Gold zero cost collars novation fee	(3,819)	—	(3,819)	—
Gain (loss) on sale of Manquiri NSR consideration(1)	—	—	365	—
Gain (loss) on Silvertip contingent consideration	—	—	955	—
Interest income on notes receivable	—	—	—	199
Other	582	(589)	1,312	1,068
Other, net	$(6,312)	$(3,634)	$(4,310)	$(2,931)
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
    For the three and nine months ended September 30, 2020, there were 182,803 and 1,722,014 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
shares would be antidilutive. Similarly, 319,162 and 1,312,737 common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2019, respectively.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2020	2019	2020	2019
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$26,856	$(14,277)	$13,747	$(75,935)
Income (loss) from discontinued operations	—	—	—	5,693
	$26,856	$(14,277)	$13,747	$(70,242)

Weighted average shares:
Basic	240,983	225,860	240,729	212,098
Effect of stock-based compensation plans	2,866	—	1,277	—
Diluted	243,849	225,860	242,006	212,098

Basic income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.06)	$0.06	$(0.36)
Income (loss) from discontinued operations	—	—	—	0.03
Basic(1)	$0.11	$(0.06)	$0.06	$(0.33)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.06)	$0.06	$(0.36)
Income (loss) from discontinued operations	—	—	—	0.03
Diluted(1)	$0.11	$(0.06)	$0.06	$(0.33)
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
On April 23, 2020 the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At September 30, 2020, the Company had not sold any of its common stock under the ATM Program.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,702	$12,359	$51,087	$—	$77,148
Receivables	(43)	7,150	15,383	—	22,490
Ore on leach pads	—	72,326	—	—	72,326
Inventory	—	23,103	23,875	—	46,978
Prepaid expenses and other	13,313	1,218	5,754	—	20,285
	26,972	116,156	96,099	—	239,227
NON-CURRENT ASSETS
Property, plant and equipment, net	2,045	149,088	74,982	—	226,115
Mining properties, net	—	339,067	369,677	—	708,744
Ore on leach pads	—	87,420	—	—	87,420
Restricted assets	1,474	206	7,139	—	8,819
Equity and debt securities	19,862	—	—	—	19,862
Receivables	—	—	23,493	—	23,493
Net investment in subsidiaries	476,547	75,497	(74,760)	(477,284)	—
Other	234,363	50,949	2,641	(230,487)	57,466
TOTAL ASSETS	$761,263	$818,383	$499,271	$(707,771)	$1,371,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,622	$37,662	$30,177	$—	$71,461
Other accrued liabilities	45,787	39,482	22,721	—	107,990
Debt	—	15,823	7,442	—	23,265
Reclamation	—	1,628	1,466	—	3,094
	49,409	94,595	61,806	—	205,810
NON-CURRENT LIABILITIES
Debt	247,415	32,876	228,069	(230,487)	277,873
Reclamation	—	95,187	44,421	—	139,608
Deferred tax liabilities	113	8,190	22,644	—	30,947
Other long-term liabilities	3,543	31,347	17,791	—	52,681
Intercompany payable (receivable)	(203,444)	182,672	20,772	—	—
	47,627	350,272	333,697	(230,487)	501,109
STOCKHOLDERS’ EQUITY
Common stock	2,437	20,401	214,816	(235,217)	2,437
Additional paid-in capital	3,608,102	340,700	2,053,231	(2,393,931)	3,608,102
Accumulated deficit	(2,920,000)	12,415	(2,164,279)	2,151,864	(2,920,000)
Accumulated other comprehensive income (loss)	(26,312)	—	—	—	(26,312)
	664,227	373,516	103,768	(477,284)	664,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$761,263	$818,383	$499,271	$(707,771)	$1,371,146

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$147,973	$81,755	$—	$229,728
COSTS AND EXPENSES
Costs applicable to sales(1)	—	78,521	34,251	—	112,772
Amortization	175	18,944	13,097	—	32,216
General and administrative	7,754	1	2	—	7,757
Exploration	288	6,633	5,897	—	12,818
Pre-development, reclamation, and other	1,728	4,379	8,924	—	15,031
Total costs and expenses	9,945	108,478	62,171	—	180,594
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	—	—	—	—	—
Fair value adjustments, net	2,243	—	—	—	2,243
Other, net	163	(2,540)	(229)	(3,706)	(6,312)
Interest expense, net of capitalized interest	(4,145)	(862)	(3,795)	3,706	(5,096)
Total other income (expense), net	(1,739)	(3,402)	(4,024)	—	(9,165)
Income (loss) from continuing operations before income and mining taxes	(11,684)	36,093	15,560	—	39,969
Income and mining tax (expense) benefit	(2,872)	(3,153)	(7,088)	—	(13,113)
Income (loss) from continuing operations	(14,556)	32,940	8,472	—	26,856
Equity income (loss) in consolidated subsidiaries	41,410	(3,046)	3,052	(41,416)	—
Income (loss) from discontinued operations	$—	$—	$—	$—	$—
NET INCOME (LOSS)	$26,854	$29,894	$11,524	$(41,416)	$26,856
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges	(18,606)	—	—	—	(18,606)
Other comprehensive income (loss)	(18,606)	—	—	—	(18,606)
COMPREHENSIVE INCOME (LOSS)	$8,248	$29,894	$11,524	$(41,416)	$8,250

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	30,905	48,535		41,440	(41,416)	79,464
Cash provided by (used in) activities of discontinued operations	—	—		—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,905	48,535		41,440	(41,416)	79,464

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(74)	(15,859)		(7,063)	—	(22,996)
Proceeds from the sale of assets	—	730		—	—	730
Purchase of investments	(2,500)	—		—	—	(2,500)
Sales of investments	—	—		—	—	—
Proceeds from notes receivable	—	—		—	—	—
Other	—	—		(25)	—	(25)
Investments in consolidated subsidiaries	(41,410)	—		(6)	41,416	—
Cash provided by (used in) activities of operations	(43,984)	(15,129)		(7,094)	41,416	(24,791)
Cash provided by (used in) activities of discontinued operations	—	—		—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(43,984)	(15,129)		(7,094)	41,416	(24,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	—	—		—	—	—
Payments on debt, capital leases, and associated costs	(40,000)	(4,009)		(4,548)	—	(48,557)
Silvertip Contingent Consideration	—	—		—	—	—
Net intercompany financing activity	43,347	(38,968)	1	(4,379)	—	—
Other	114	—		—	—	114
Cash provided by (used in) activities of operations	3,461	(42,977)		(8,927)	—	(48,443)
Cash provided by (used in) activities of discontinued operations	—	—		—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,461	(42,977)		(8,927)	—	(48,443)
Effect of exchange rate changes on cash and cash equivalents	—	6		(16)	—	(10)
Less net cash provided by (used in) discontinued operations	—	—		—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,618)	(9,565)		25,403	—	6,220
Cash, cash equivalents and restricted cash at beginning of period	27,016	21,884		23,408	—	72,308
Cash, cash equivalents and restricted cash at end of period	$17,398	$12,319		$48,811	$—	$78,528

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	(18,772)	24,553		24,935		11,280	41,996
Cash provided by (used in) activities of discontinued operations	—	—		—		—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,772)	24,553		24,935		11,280	41,996

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(239)	(16,748)		(13,691)		—	(30,678)
Proceeds from the sale of assets	—	26		—		—	26
Purchase of investments	—	—		—		—	—
Sales of investments	1,007	—		—		—	1,007
Proceeds from notes receivable	—	—		—		—	—
Other	2	(44)		(15)		—	(57)
Investments in consolidated subsidiaries	11,372	45		(137)		(11,280)	—
Cash provided by (used in) activities of continuing operations	12,142	(16,721)		(13,843)		(11,280)	(29,702)
Cash provided by (used in) activities of discontinued operations	—	—		—		—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,142	(16,721)		(13,843)		(11,280)	(29,702)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	73,781	—		—		—	73,781
Issuance of notes and bank borrowings, net of issuance costs	30,000	—		—		—	30,000
Payments on debt, capital leases, and associated costs	(83,034)	(3,305)		(1,439)		—	(87,778)
Net intercompany financing activity	(6,842)	(12,322)	1	19,164	1	—	—
Other	301	—		—		—	301
Cash provided by (used in) activities of continuing operations	14,206	(15,627)		17,725		—	16,304
Cash provided by (used in) activities of discontinued operations	—	—		—		—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,206	(15,627)		17,725		—	16,304
Effect of exchange rate changes on cash and cash equivalents	—	74		(266)		—	(192)
Less net cash provided by (used in) discontinued operations	—	—		—		—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,576	(7,721)		28,551		—	28,406
Cash, cash equivalents and restricted cash at beginning of period	4,043	16,669		18,563		—	39,275
Cash, cash equivalents and restricted cash at end of period	$11,619	$8,948		$47,114		$—	$67,681

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$361,197	$195,947	$—	$557,144
COSTS AND EXPENSES
Costs applicable to sales(1)	—	214,997	106,707	—	321,704
Amortization	577	55,547	40,130	—	96,254
General and administrative	25,276	3	14	—	25,293
Exploration	998	18,613	11,448	—	31,059
Pre-development, reclamation, and other	1,850	12,353	26,058	—	40,261
Total costs and expenses	28,701	301,513	184,357	—	514,571
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	—	—	—	—	—
Fair value adjustments, net	3,491	—	—	—	3,491
Other, net	8,701	(2,638)	688	(11,061)	(4,310)
Interest expense, net of capitalized interest	(12,920)	(2,331)	(11,799)	11,061	(15,989)
Total other income (expense), net	(728)	(4,969)	(11,111)	—	(16,808)
Income (loss) from continuing operations before income and mining taxes	(29,429)	54,715	479	—	25,765
Income and mining tax (expense) benefit	166	(5,846)	(6,338)	—	(12,018)
Income (loss) from continuing operations	(29,263)	48,869	(5,859)	—	13,747
Equity income (loss) in consolidated subsidiaries	43,008	(10,221)	10,027	(42,814)	—
Income (loss) from discontinued operations	—	—	—	—	—
NET INCOME (LOSS)	$13,745	$38,648	$4,168	$(42,814)	$13,747
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges	(26,176)	—	—	—	(26,176)
Other comprehensive income (loss)	(26,176)	—	—	—	(26,176)
COMPREHENSIVE INCOME (LOSS)	$(12,431)	$38,648	$4,168	$(42,814)	$(12,429)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$298,361	$218,101	$—	$516,462
COSTS AND EXPENSES
Costs applicable to sales(1)	—	220,680	183,870	—	404,550
Amortization	656	58,922	71,180	—	130,758
General and administrative	24,429	778	1,652	—	26,859
Exploration	1,116	8,219	5,991	—	15,326
Pre-development, reclamation, and other	255	8,397	4,967	—	13,619
Total costs and expenses	26,456	296,996	267,660	—	591,112
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	(1,282)	—	—	—	(1,282)
Fair value adjustments, net	8,210	(9)	—	—	8,201
Other, net	14,648	(376)	(4,230)	(12,973)	(2,931)
Interest expense, net of capitalized interest	(16,273)	(1,738)	(14,221)	12,973	(19,259)
Total other income (expense), net	5,303	(2,123)	(18,451)	—	(15,271)
Income (loss) from continuing operations before income and mining taxes	(21,153)	(758)	(68,010)	—	(89,921)
Income and mining tax (expense) benefit	1,420	(4,888)	17,454	—	13,986
Income (loss) from continuing operations	(19,733)	(5,646)	(50,556)	—	(75,935)
Equity income (loss) in consolidated subsidiaries	(56,200)	(634)	355	56,479	—
Income (loss) from discontinued operations	$5,693	$—	$—	$—	$5,693
NET INCOME (LOSS)	$(70,240)	$(6,280)	$(50,201)	$56,479	$(70,242)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	59	—	—	—	59
Unrealized gain (loss) on hedges, net of tax of $363 for the three and nine months ended September 30, 2019	1,132	—	—	—	1,132
Other comprehensive income (loss)	1,191	—	—	—	1,191
COMPREHENSIVE INCOME (LOSS)	$(69,049)	$(6,280)	$(50,201)	$56,479	$(69,051)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of operations	$12,764	$88,894	$22,576	$(42,814)	$81,420
Cash provided by (used in) activities of discontinued operations	—	—		—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,764	$88,894	$22,576	$(42,814)	$81,420

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(251)	(36,394)	(25,241)	—	(61,886)
Proceeds from the sale of assets	4,500	745	—	—	5,245
Purchase of investments	(2,500)	—	—	—	(2,500)
Sales of investments	19,802	—	—	—	19,802
Proceeds from notes receivable	—	—	—	—	—
Other	—	—	(225)	—	(225)
Investments in consolidated subsidiaries	(43,008)	(38)	232	42,814	—
Cash provided by (used in) activities of continuing operations	(21,457)	(35,687)	(25,234)	42,814	(39,564)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,457)	(35,687)	(25,234)	42,814	(39,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	150,000	—	—	—	150,000
Payments on debt, capital leases, and associated costs	(130,000)	(11,658)	(8,513)	—	(150,171)
Silvertip contingent consideration	—	—	(18,750)	—	(18,750)
Net intercompany financing activity	1,131	(56,439)	55,308	—	—
Other	(1,718)	—	—	—	(1,718)
Cash provided by (used in) activities of operations	19,413	(68,097)	28,045	—	(20,639)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,413	(68,097)	28,045	—	(20,639)
Effect of exchange rate changes on cash and cash equivalents	3	(29)	319	—	293
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,723	(14,919)	25,706	—	21,510
Cash, cash equivalents and restricted cash at beginning of period	6,675	27,238	23,105	—	57,018
Cash, cash equivalents and restricted cash at end of period	$17,398	$12,319	$48,811	$—	$78,528

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	(96,935)	76,116	16,925	56,479	52,585
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(96,935)	76,116	16,925	56,479	52,585

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(349)	(38,999)	(39,517)	—	(78,865)
Proceeds from the sale of assets	—	836	94	—	930
Purchase of investments	—	—	—	—	—
Sales of investments	2,109	—	—	—	2,109
Proceeds from notes receivable	7,168	—	—	—	7,168
Other	2,034	69	(142)	—	1,961
Investments in consolidated subsidiaries	56,112	130	237	(56,479)	—
Cash provided by (used in) activities of continuing operations	67,074	(37,964)	(39,328)	(56,479)	(66,697)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	67,074	(37,964)	(39,328)	(56,479)	(66,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	122,668	—	—	—	122,668
Issuance of notes and bank borrowings, net of issuance costs	45,000	—	—	—	45,000
Payments on debt, capital leases, and associated costs	(180,841)	(13,445)	(6,765)	—	(201,051)
Net intercompany financing activity	44,863	(48,628)	3,765	—	—
Other	(2,958)	—	—	—	(2,958)
Cash provided by (used in) activities of continuing operations	28,732	(62,073)	(3,000)	—	(36,341)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28,732	(62,073)	(3,000)	—	(36,341)
Effect of exchange rate changes on cash and cash equivalents	—	76	(11)	—	65
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,129)	(23,845)	(25,414)	—	(50,388)
Cash, cash equivalents and restricted cash at beginning of period	12,748	32,793	72,528	—	118,069
Cash, cash equivalents and restricted cash at end of period	$11,619	$8,948	$47,114	$—	$67,681

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Palmarejo Gold Stream
    Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2015, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units of production basis as ounces are sold to Franco-Nevada. At September 30, 2020 the remaining unamortized balance was $10.0 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
    In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine, for which deliveries were made to the counterparty in 2019. The Amended Sales Contract also includes an option for an additional $15.0 million prepayment for deliveries of gold concentrate, which Coeur exercised in December 2019. In the first half of 2020, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of this prepayment obligation. The Amended Sales Contract was further amended in June 2020 to include options for Coeur to receive up to two additional prepayments of up to $15.0 million each for deliveries of gold concentrate from the Kensington mine, and Coeur exercised the option to receive the first $15.0 million prepayment in June 2020 (the “June 2020 Prepayment”). In the third quarter of 2020, the Kensington mine delivered $5.2 million. The remaining deliveries of $9.9 million under the June 2020 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 31, 2020.
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
Mexico VAT Litigation
    Included in non-current receivables as of September 30, 2020 are $23.5 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Under the royalty agreement, Coeur applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying the Company’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation continues, some of which was determined unfavorably to the Company in 2019 and 2020 based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, the Company may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican tax courts and the process for recovering funds even if there is a successful outcome in litigation can be unpredictable. The continued failure to recover the VAT receivable may result in the Company recording a reserve against some or all of this amount, which, if material, may have a material adverse impact on the Company’s financial statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Other Commitments and Contingencies
    As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of September 30, 2020 and December 31, 2019, the Company had surety bonds totaling $212.8 million and $215.6 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
    Accrued liabilities and other consist of the following:

In thousands	September 30, 2020	December 31, 2019
Accrued salaries and wages	$23,202	$20,047
Silvertip contingent consideration	—	25,000
Deferred revenue (1)	11,463	16,672
Income and mining taxes	14,784	11,243
Accrued operating costs	2,991	3,752
Unrealized losses on derivatives	34,224	411
Taxes other than income and mining	3,392	3,554
Accrued interest payable	5,218	1,833
Operating lease liabilities	12,716	13,104
Accrued liabilities and other	$107,990	$95,616
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three and nine months ended September 30, 2020 and 2019:

In thousands	September 30, 2020	September 30, 2019
Cash and cash equivalents	$77,148	$65,319
Restricted cash equivalents	1,380	2,362
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$78,528	$67,681

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
Third Quarter Highlights
    For the quarter, Coeur reported revenue of $229.7 million and cash flow from operating activities of $79.5 million. The Company reported GAAP net income from continuing operations of $26.9 million, or $0.11 per share. On an adjusted basis1, the Company reported EBITDA of $90.8 million and net income from continuing operations of $38.2 million, or $0.16 per share. For nine months ended September 30, 2020, Coeur reported revenue of $557.1 million and cash flow from operating activities of $81.4 million. The Company reported GAAP net income from continuing operations of $13.7 million, or $0.06 per share. On an adjusted basis1, the Company reported EBITDA of $179.4 million and net income from continuing operations of $39.9 million, or $0.17 per share.
•Highest quarterly financial results in nearly a decade - Revenue increased 49% and adjusted EBITDA1 more than doubled quarter-over-quarter. Operating cash flow was eight-times higher and now totals $81.4 million through the first nine months of the year. Free cash flow1 increased significantly to $56.5 million, leading to year-to-date positive free cash flow1 of $19.5 million
•Strong quarter-over-quarter production growth - Gold production increased 23% to 95,995 ounces driven by improved operational performance at Palmarejo, Rochester and Wharf, while silver production of 2.6 million ounces was 58% higher largely due to positive results at Palmarejo
•Well-executed restart at Palmarejo following temporary suspension - Palmarejo generated strong operational and financial results after being temporarily suspended for approximately 45 days in the prior period due to a COVID-19 related government decree. Gold production nearly doubled while silver production was more than two-times higher quarter-over-quarter, helping to generate $49.7 million and $44.7 million in operating and free cash flow1, respectively
•Successfully commenced construction on schedule for Rochester expansion - The Company broke ground in early August on the Plan of Operations Amendment 11 (“POA 11”) expansion project at its Rochester mine. Coeur plans to file an updated technical report in December, which will provide a detailed economic and technical overview of the expansion project
•Record quarterly results at Wharf - Wharf produced 33,440 ounces of gold, which generated $39.1 million in operating cash flow and $38.6 million free cash flow1 during the third quarter - all new quarterly records since Coeur’s acquisition of Wharf in early 2015 for approximately $99.5 million. Cumulative operating and free cash flow1 since acquisition now totals $256.0 million and $232.4 million, respectively
•Continued execution of the Company’s largest exploration program in its history - Building on the success from the first half of the year, approximately 20 drill rigs continue to operate across the Company, including at the new C-Horst discovery located in the northernmost portion of the Crown Block in southern Nevada. Results indicate potential for strong resource growth at Palmarejo, Rochester, Kensington, Silvertip and C-Horst, while infill drilling has demonstrated near-term upside potential for reserve growth at Palmarejo and Rochester
•Bolstered balance sheet and financial flexibility - The Company reduced total debt2 by $47.5 million, or 14%, quarter-over-quarter while cash and cash equivalents increased 9% to $77.1 million as of September 30, 2020

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Financial Results from Continuing Operations:
Gold sales	$167,132	$141,871	$422,639	$358,961
Silver sales	$62,596	$51,581	$133,852	$136,658
Zinc sales	$—	$2,046	$(662)	$10,284
Lead sales	$—	$3,971	$1,315	$10,559
Consolidated Revenue	$229,728	$199,469	$557,144	$516,462
Net income (loss)	$26,856	$(14,277)	$13,747	$(75,935)
Net income (loss) per share, diluted	$0.11	$(0.06)	$0.06	$(0.36)
Adjusted net income (loss)(1)	$38,248	$(5,340)	$39,932	$(51,283)
Adjusted net income (loss) per share, diluted(1)	$0.16	$(0.02)	$0.17	$(0.24)
EBITDA(1)	$77,281	$37,599	$138,008	$60,096
Adjusted EBITDA(1)	$90,777	$61,006	$179,381	$114,918
Total debt(2)	$301,138	$298,720	$301,138	$298,720
Operating Results from Continuing Operations:
Gold ounces produced	95,995	99,782	259,301	264,702
Silver ounces produced	2,565,349	3,019,869	6,862,177	8,571,796
Zinc pounds produced	—	4,197,110	2,459,756	13,237,837
Lead pounds produced	—	4,477,653	2,176,847	12,534,228
Gold ounces sold	95,283	100,407	258,851	272,118
Silver ounces sold	2,591,779	3,004,815	6,913,585	8,688,195
Zinc pounds sold	—	4,076,390	3,203,446	14,101,967
Lead pounds sold	—	4,330,862	2,453,485	12,264,343
Average realized price per gold ounce	$1,754	$1,413	$1,633	$1,319
Average realized price per silver ounce	$24.15	$17.17	$19.36	$15.73
Average realized price per zinc pound, gross	$—	$0.86	$(0.21)	$1.07
Average realized price per lead pound, gross	$—	$0.98	$0.54	$0.92
Financial and Operating Results from Discontinued Operations:
Income (loss) from discontinued operations	$—	$—	$—	$5,693
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes capital leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Revenue
    Revenue increased by $30.3 million or 15%, as a result of a 24% and 41% increase in average realized gold and silver prices, respectively, combined with a 36% increase in gold ounces sold at Wharf, partially offset by lower gold and silver ounces sold (5% and 14%, respectively) due to lower gold grades at Kensington, recovery delays at Rochester and the temporary suspension of operations at Silvertip in February. The Company sold 95,283 gold ounces and 2.6 million silver ounces compared to 100,407 gold ounces, 3.0 million silver ounces, 4.1 million zinc pounds and 4.3 million lead pounds in the prior year. Gold contributed to 73% of sales, silver contributed 27%, compared to 71% of sales from gold, 26% from silver, 1% from zinc and less than 2% from lead.

    The following table summarizes consolidated metal sales:

	Three months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
Gold sales	$167,132	$141,871	$25,261	18%
Silver sales	62,596	51,581	11,015	21%
Zinc sales	—	2,046	(2,046)	(100)%
Lead sales	—	3,971	(3,971)	(100)%
Metal sales	$229,728	$199,469	$30,259	15%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the temporary suspension at Silvertip and lower sales at Rochester For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $13.5 million, or 29%, resulting from lower sales volumes and the temporary suspension at Silvertip.
Expenses
General and administrative expenses decreased $1.9 million, or 19%, primarily due to lower compensation costs, legal fees and travel costs.
Exploration expense increased $6.9 million, or 118%, as a result of exploration expense at the Sterling/Crown project located in southern Nevada and higher exploration expense at Silvertip, Kensington and Palmarejo. The Company completed 217,768 feet (66,376 meters) of expansion drilling and 39,114 feet (11,922 meters) of infill drilling in the third quarter of 2020 compared to 86,018 feet (26,218 meters) of resource expansion drilling and 24,343 feet (7,420 meters) of resource infill drilling in the third quarter of 2019.
Pre-development, reclamation, and other expenses increased $10.2 million, or 210%, stemming from ongoing carrying and temporary suspension costs at Silvertip and incremental costs incurred to comply with the Company’s COVID-19 health and safety protocols.
The following table summarizes pre-development, reclamation, and other expenses:

	Three months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
COVID-19	$4,037	$—	$4,037	100%
Silvertip ongoing carrying costs	3,913	—	3,913	100%
Silvertip temporary suspension costs	2,768	—	2,768	100%
Asset retirement accretion	2,968	3,080	(112)	(4)%
Other	1,345	1,771	(426)	(24)%
Pre-development, reclamation and other expense	$15,031	$4,851	$10,180	210%

Other Income and Expenses
    Fair value adjustments, net, decreased to a gain of $2.2 million compared to $4.4 million as a result of lower favorable fair value adjustments and realized gains primarily related to the Company’s equity investments in Integra and Metalla, which had estimated fair values of $10.1 million and $7.1 million, respectively, at September 30, 2020.
    Interest expense (net of capitalized interest of $0.4 million) decreased to $5.1 million from $6.0 million due to a lower interest rate paid on the debt under the RCF and lower average debt levels related to the RCF and 2024 Senior Notes.
Other, net decreased to a loss of $6.3 million compared to a loss of $3.6 million due to an increase in losses on the sale of assets and a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars, partially offset by a reduction in foreign exchange losses
Income and Mining Taxes
    During the third quarter of 2020, income and mining tax expense of approximately $13.1 million resulted in an effective tax rate of 32.8% for 2020. This compares to income tax expense of $0.2 million or effective tax rate of 1.6% for 2019. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) the impact of uncertain tax positions; and (vi) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
    The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$24,592	$(6,003)	$968	$13
Canada	(12,895)	—	(24,844)	1,123
Mexico	28,320	(7,110)	9,882	(1,363)
Other jurisdictions	(48)	—	(65)	9
	$39,969	$(13,113)	$(14,059)	$(218)
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

Net Income (Loss) from Continuing Operations
    Net income from continuing operations was $26.9 million, or $0.11 per share, compared to net loss of $14.3 million, or $0.06 per share. The increase in net income from continuing operations was driven by strong operating results at Wharf and Palmarejo, a 24% and 41% increase in average realized gold and silver prices, respectively, and lower operating costs at Rochester and Silvertip. This was partially offset by lower sales of gold and silver (5% and 14%, respectively), higher exploration expense, ongoing carrying and severance costs at Silvertip and incremental costs associated with the Company’s COVID-19 health and safety protocols. Adjusted net income was $38.2 million, or $0.16 per share, compared to adjusted net loss of $5.3 million, or $0.02 per share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Revenue
    Revenue increased by $40.7 million or 8%, as a result of a 24% and 23% increase in average realized gold and silver prices, respectively, and 26% increase in gold ounces sold at Wharf, partially offset by lower sales of gold and silver (5% and 20%, respectively) due to the temporary suspension of active mining operations at Palmarejo during a portion of the second quarter, the temporary suspension of operations at Silvertip in February, lower gold grades at Kensington, and recovery delays at Rochester. The Company sold 258,851 gold ounces, 6.9 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds compared to 272,118 gold ounces, 8.7 million silver ounces, 14.1 million zinc pounds and 12.3 million lead pounds in the prior year. Gold contributed to 76% of sales, silver contributed 24%, compared to 70% of sales from gold, 26% from silver, 2% from zinc and less than 2% from lead.

    The following table summarizes consolidated metal sales:

	Nine months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
Gold sales	$422,639	$358,961	$63,678	18%
Silver sales	133,852	136,658	(2,806)	(2)%
Zinc sales	(662)	10,284	(10,946)	(106)%
Lead sales	1,315	10,559	(9,244)	(88)%
Metal sales	$557,144	$516,462	$40,682	8%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the temporary suspensions at Palmarejo and Silvertip and lower sales at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $34.5 million, or 26%, resulting from lower sales volume and the temporary suspensions at Palmarejo and Silvertip.
Expenses
General and administrative expenses decreased by $1.6 million, or 6%, primarily due to lower travel costs and legal fees, partially offset by higher compensation costs.
Exploration expense increased $15.7 million, or 103%, as a result of exploration expense at the Sterling/Crown project located in southern Nevada and higher exploration expense at Silvertip, Kensington and Palmarejo. The Company completed 477,454 feet (145,528 meters) of expansion drilling and 122,686 feet (37,395 meters) of infill drilling in the nine months of 2020 compared to 239,266 (72,928 meters) of resource expansion drilling and 129,514 feet (39,476 meters) of resource infill drilling in the first nine months of 2019.
Pre-development, reclamation, and other expenses increased $26.6 million, or 196%, stemming from ongoing carrying and temporary suspension costs at Silvertip including a $3.3 million write down of obsolete supply inventory and incremental costs associated with the Company’s COVID-19 health and safety protocols, partially offset by a gain resulting from the modification of a right of use lease.

    The following table summarizes pre-development, reclamation, and other expenses:

	Nine months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
COVID-19	$10,418	$—	$10,418	—%
Silvertip ongoing carrying costs	11,704	—	11,704	—%
Silvertip temporary suspension costs	10,107	—	10,107	—%
Gain on modification of right of use lease	(4,051)	—	(4,051)	—%
Asset retirement accretion	8,724	9,030	(306)	(3)%
Other	3,359	4,589	(1,230)	(27)%
Pre-development, reclamation and other expense	$40,261	$13,619	$26,642	196%
Other Income and Expenses
    Fair value adjustments, net, decreased to a gain of $3.5 million compared to $8.2 million as a result of lower favorable fair value adjustments and realized gains primarily related to the Company’s equity investments in Integra and Metalla, which had estimated fair values of $10.1 million and $7.1 million, respectively, at September 30, 2020.
    Interest expense (net of capitalized interest of $0.9 million) decreased to $16.0 million from $19.3 million due to due to a lower interest rate paid on the debt under the RCF and average debt levels related to the RCF and 2024 Senior Notes.
Other, net decreased to a loss of $4.3 million compared to a loss of $2.9 million due to an increase in losses on sale of assets, a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars, partially offset by a reduction in foreign exchange losses.
Income and Mining Taxes
    During the first nine months of 2020, income and mining tax expense of approximately $12.0 million resulted in an effective tax rate of 46.7% for 2020. This compares to income tax benefit of $14.0 million or effective tax rate of 15.6% for 2019. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) the impact of uncertain tax positions; and (vi) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
    The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$26,132	$(5,913)	$(21,914)	$(3,549)
Canada	(54,544)	232	(78,937)	18,462
Mexico	54,483	(6,366)	11,403	(938)
Other jurisdictions	(306)	29	(473)	11
	$25,765	$(12,018)	$(89,921)	$13,986
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

Net Income (Loss) from Continuing Operations
    Net income from continuing operations was $13.7 million, or $0.06 per share, compared to net loss of $75.9 million, or $0.36 per share. The increase in net income from continuing operations was driven by strong operating results at Wharf, a 24% and 23% increase in average realized gold and silver prices, respectively, and lower operating costs at Palmarejo and Silvertip. This was partially offset by lower sales from Palmarejo, Kensington and Rochester, higher explorations costs, ongoing carrying and severance costs at Silvertip and incremental costs associated with the Company’s COVID-19 health and safety protocols. Adjusted net income was $39.9 million, or $0.17 per share, compared to adjusted net loss of $51.3 million, or $0.24 per share (see “Non-GAAP Financial Performance Measures”).
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
2020 Guidance Framework
2020 Production Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	(oz)	(K oz)	(oz)	(K oz)
Palmarejo	95,000 - 105,000	6,000 - 7,000	100,000 - 110,000	6,000 - 7,000
Rochester	27,000 - 33,000	3,500 - 4,500	27,000 - 33,000	3,100 - 3,700
Kensington	125,000 - 135,000	—	122,500 - 130,000	—
Wharf	80,000 - 90,000	—	85,000 - 95,000	—
Total	327,000 - 363,000	9,500 - 11,500	334,500 - 368,000	9,100 - 10,700

2020 Costs Applicable to Sales Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	($/oz)	($/oz)	($/oz)	($/oz)
Palmarejo (co-product)	$785 - $885	$9.50 - $10.50	$650 - $750	$9.50 - $10.50
Rochester (co-product)	$1,250 - $1,400	$12.75 - $14.00	$1,150 - $1,300	$13.50 - $14.75
Kensington	$900 - $1,000	—	$900 - $1,000	—
Wharf (by-product)	$950 - $1,000	—	$875 - $925	—

2020 Capital, Exploration and G&A Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$70 - $85	$55 - $60
Capital Expenditures, Development	$40 - $45	$45 - $55
Exploration, Expensed	$37 - $43	$43 - $49
Exploration, Capitalized	$7 - $11	$7 - $11
General & Administrative Expenses	$32 - $36	$32 - $36

Note: The Company’s previous guidance reflects realized prices through the first half of 2020 and estimated prices of $1,650/oz gold and $16.50/oz silver as well as CAD of 1.36 and MXN of 21.00 for the second half of the year. The Company’s updated guidance reflects realized prices through September 30, 2020 and estimated prices of $1,850/oz gold and $24.00/oz silver as well as CAD of 1.30 and MXN of 21.00 for the fourth quarter.

Results of Continuing Operations
Palmarejo

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tons milled	492,474	442,464	1,241,677	1,269,178
Average gold grade (oz/t)	0.07	0.09	0.07	0.08
Average silver grade (oz/t)	4.37	4.88	4.52	4.76
Average recovery rate – Au	91.3%	81.7%	90.3%	84.1%
Average recovery rate – Ag	82.8%	79.6%	80.0%	78.4%
Gold ounces produced	29,296	31,779	76,097	83,230
Silver ounces produced	1,783,524	1,719,815	4,485,549	4,732,870
Gold ounces sold	27,252	32,731	75,463	88,152
Silver ounces sold	1,765,371	1,747,250	4,534,802	4,862,065
Costs applicable to sales per gold ounce(1)	$603	$663	$637	$705
Costs applicable to sales per silver ounce(1)	$10.09	$8.99	$9.03	$9.25
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
    Gold production decreased 8% as a result of lower grade, partially offset by higher mill throughput and recovery, while silver production increased 4% due to higher mill throughput and recovery, partially offset by lower grade. Metal sales were $81.8 million, or 36% of Coeur’s metal sales, compared with $71.3 million, or 36% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 9% and per silver ounce increased 12% due to higher revenue contribution from silver sales compared to gold as well as favorable foreign exchange rates and lower consumable costs. Amortization decreased to $11.9 million due to lower gold ounces sold. Capital expenditures decreased to $5.0 million from $7.8 million due to lower underground development and infill drilling activities.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
    Gold and silver production decreased 9% and 5%, respectively, due to lower gold and silver grades and the temporary suspension of active mining and processing activities in accordance with a COVID-related government decree issued in the second quarter. After receiving guidance from the Mexican government in May that the suspension decree did not apply to precious metals mining, production began ramping back up in June, increasing steadily during the month. Workforce staffing levels gradually increased to near full capacity during September, up from approximately 85% earlier in the third quarter due to compliance with restrictions related to COVID-19. Coeur expects workforce staffing to stay at similar levels for the remainder of 2020.
Metal sales were $194.1 million, or 35% of Coeur’s metal sales, compared with $183.9 million, or 36% of Coeur’s metal sales. Favorable foreign exchange rates and lower consumable costs led to a 10% and 2% decrease in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $32.4 million due to lower ounces sold. Capital expenditures decreased to $16.6 million from $24.1 million due to the impact of the temporary suspension on underground development and infill drilling activities and fewer mining equipment purchases.

Rochester

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tons placed	4,523,767	2,516,353	11,695,676	7,970,199
Average gold grade (oz/t)	0.002	0.004	0.002	0.003
Average silver grade (oz/t)	0.49	0.43	0.52	0.45
Gold ounces produced	6,462	7,901	17,557	24,766
Silver ounces produced	739,886	982,455	2,155,577	2,913,033
Gold ounces sold	6,834	7,651	17,585	24,804
Silver ounces sold	785,887	951,043	2,141,803	2,913,130
Costs applicable to sales per gold ounce(1)	$1,118	$1,487	$1,299	$1,268
Costs applicable to sales per silver ounce(1)	$14.58	$17.21	$14.73	$14.91
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
    Gold and silver production decreased 18% and 25%, respectively, due to the impact of dilution from stacking high-pressure grinding roll (“HPGR”) crushed material on top of historic ore on the Stage IV leach pad and upset conditions in the Merrill-Crowe process plant due to higher-than-expected fine particulates in pregnant solution (“turbidity”) from ore placed on newly constructed inter-lift liners. Metal sales were $32.1 million, or 14% of Coeur’s metal sales, compared with $27.5 million, or 14% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce decreased 25% and 15%, respectively, driven by lower diesel costs and a one-time charge associated with the operation’s power costs in 2019. Amortization decreased to $3.3 million due to lower ounces sold. Capital expenditures decreased to $9.8 million from $10.2 million due to the timing of payments related to the commencement of construction activities related to POA 11.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
    Gold and silver production decreased 29% and 26%, respectively, due to the impact of dilution from stacking HPGR-crushed material on top of historic ore on the Stage IV leach pad and upset conditions in the Merrill-Crowe process plant due to high turbidity of solution. Metal sales were $72.2 million, or 13% of Coeur’s metal sales, compared with $79.3 million, or 15% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 2% and silver ounce decreased 1%, respectively, driven by higher revenue contribution from gold sales compared to silver, higher outside service costs, partially offset by higher silver grades and lower diesel costs. Amortization decreased to $9.2 million due to lower ounces sold. Capital expenditures increased to $20.6 million from $17.7 million due to the commencement of construction activities related to POA 11.
    Mining remains an essential business in Nevada. The Company implemented and continues to maintain strong health and safety protocols, aimed at limiting the exposure to, and transmission of, COVID-19.

Kensington

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tons milled	163,276	166,475	496,095	491,317
Average gold grade (oz/t)	0.18	0.22	0.20	0.22
Average recovery rate	93.7%	93.2%	93.0%	92.2%
Gold ounces produced	26,797	34,156	91,877	98,178
Gold ounces sold	27,815	35,452	92,963	101,202
Costs applicable to sales per gold ounce(1)	$1,134	$833	$994	$898
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Gold production decreased 22% resulting from processing of additional lower grade development ore and surface stockpile material as a result of mine sequencing and COVID-19 contact tracing temporarily impacting mine production, respectively. Metal sales were $52.4 million, or 23% of Coeur’s metal sales, compared to $52.6 million, or 26% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 36% due to lower production and higher maintenance costs, partially offset by lower diesel costs. Amortization decreased to $11.5 million due to lower ounces sold. Capital expenditures increased to $5.3 million from $4.9 million due to higher mining infrastructure capital expenditures.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Gold production decreased 6% due to processing of additional lower grade development ore and surface stockpile material as a result of mine sequencing and COVID-19 contact tracing temporarily impacting mine production, respectively. Metal sales were $159.2 million, or 29% of Coeur’s metal sales, compared to $138.1 million, or 27% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 11% due to lower production and higher maintenance costs, partially offset by lower diesel costs. Amortization decreased to $36.3 million due to lower ounces sold. Capital expenditures decreased to $14.1 million from $19.2 million due to lower underground development at Kensington and Jualin, and lower infill drilling and mining equipment expenditures.
Mining continues to be considered an essential business in Alaska. Rotational schedules remain extended from 14 days to 21 days in response to concerns related to COVID-19. All employees are required to quarantine for 7 days and undergo a testing protocol prior to starting their 21-day rotation.
Wharf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tons placed	1,315,542	1,503,021	3,663,228	3,512,966
Average gold grade (oz/t)	0.025	0.027	0.028	0.024
Gold ounces produced	33,440	25,946	73,770	58,528
Silver ounces produced	41,939	17,975	81,764	43,838
Gold ounces sold	33,382	24,573	72,840	57,960
Silver ounces sold	40,521	16,612	77,996	43,028
Costs applicable to sales per gold ounce(1)	$805	$887	$914	$936
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
    Gold production increased 29% driven by timing of recoveries. Metal sales were $63.5 million, or 28% of Coeur’s metal sales, compared to $36.7 million, or 18% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 9% due to higher production and lower diesel costs. Amortization increased to $4.0 million due to higher ounces sold. Capital expenditures were $0.5 million.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Gold production increased 26% due to substantially higher crushing rates in the second quarter, higher grades, and timing of recoveries. Metal sales were $129.8 million, or 23% of Coeur’s metal sales, compared to $81.0 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 2% due to higher production and lower diesel costs partially offset by higher equipment rental and outside service costs and a $3.3 million inventory write-down related to lower expected recoveries from leach pads 4 and 5. Amortization increased to $9.6 million due to higher ounces sold. Capital expenditures were $1.2 million.
    South Dakota’s public order mandating the closure of all public-facing businesses does not include Wharf. The Company implemented and continues to maintain strong health and safety protocols, aimed at limiting the exposure to, and transmission of, COVID-19 at Wharf.
Silvertip

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Silver ounces produced	—	299,624	139,287	882,055
Zinc pounds produced	—	4,197,110	2,459,756	13,237,837
Lead pounds produced	—	4,477,653	2,176,847	12,534,228
Silver ounces sold	—	289,910	158,984	869,972
Zinc pounds sold	—	4,076,390	3,203,446	14,101,967
Lead pounds sold	—	4,330,862	2,453,485	12,264,343
Costs applicable to sales per silver ounce(2)	—	32.92	NM (3)	29.09
Costs applicable to sales per zinc pound(2)	—	1.74	NM (3)	2.24
Costs applicable to sales per lead ounce(2)	—	1.74	NM (3)	1.62
(1)Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities in February 2020.
(2)See Non-GAAP Financial Performance Measures.
(3)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
    Silvertip temporarily suspended mining and processing activities (unrelated to COVID-19) in February 2020. Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities. Ongoing carrying and temporary suspension costs are included in Pre-development, reclamation, and other.
    Rotational schedules have been transitioned back to 14 days (previously 21 days) as a result of easing concerns related to COVID-19 in British Columbia.

Liquidity and Capital Resources
    At September 30, 2020, the Company had $78.5 million of cash, cash equivalents and restricted cash and $209.5 million available under its RCF. Cash and cash equivalents increased $21.5 million in the nine months ended September 30, 2020, due to a 24% and 23% increase in average realized gold and silver prices, respectively, strong operational results from Wharf, lower capital expenditures, proceeds from the sale of Metalla Common Shares and a $20.0 million increase in the amount outstanding under the RCF, partially offset by lower ounces sold at Palmarejo, Rochester and Kensington, ongoing carrying costs at Silvertip and the payment of the cash portion of the contingent consideration of $18.8 million associated with the Silvertip acquisition. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company has been able to periodically draw and make repayments under its RCF throughout the first nine months of 2020 and at September 30, 2020 had $20.0 million outstanding under the RCF. Additionally, Coeur established the $100.0 million ATM Program during the second quarter as a means to proactively increase its financial flexibility during the current period of volatility and uncertainty. At the date of this filing, the Company has yet to issue shares of its common stock under the ATM Program.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the three months ended September 30, 2020 was $79.5 million, compared to $42.0 million for the three months ended September 30, 2019. Net cash provided by operating activities for the nine months ended September 30, 2020 was $81.4 million, compared to $52.6 million for the nine months ended September 30, 2019. Adjusted EBITDA from continuing operations for the three months ended September 30, 2020 was $90.8 million, compared to $61.0 million for the three months ended September 30, 2019. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2020 was $179.4 million, compared to $114.9 million for the nine months ended September 30, 2019 (see “Non-GAAP Financial Performance Measures”). Net cash used in operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Cash flow before changes in operating assets and liabilities	$57,378	$30,976	$103,933	$76,617
Changes in operating assets and liabilities:
Receivables	(1,497)	(3,350)	(3,846)	(20,709)
Prepaid expenses and other	(1,921)	1,375	(1,186)	(2,143)
Inventories	(3,066)	(9,389)	(33,047)	(42,601)
Accounts payable and accrued liabilities	28,570	22,384	15,566	41,421
Cash provided by (used in) continuing operating activities	$79,464	$41,996	$81,420	$52,585
    Net cash provided by operating activities increased $37.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a 24% and 41% increase in average realized gold and silver prices, respectively, and lower metal inventory write-downs at Silvertip, partially offset by lower sales of gold and silver (5% and 14%, respectively). Revenue for the three months ended September 30, 2020 increased by $30.3 million, of which $49.2 million was the result of higher average realized gold and silver prices, partially offset by a decrease of $19.0 million due to lower volume of gold and silver sales.
Net cash provided by operating activities increased $28.8 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due a 24% and 23% increase in average realized gold and silver prices, respectively, lower metal inventory write-downs at Silvertip, and the timing of VAT collection at Palmarejo, partially offset by payments for accounts payable at Silvertip, the receipt of prepayment for deliveries of concentrate from Kensington of $10.6 million in 2019 compared to the delivery of gold concentrate of $5.1 million in 2020, and lower sales of gold and silver (5% and 20%, respectively). Revenue for the nine months ended September 30, 2020 increased by $40.7 million, of which $99.7 million was the result of higher average realized gold and silver prices, partially offset by a decrease of $59.0 million due to lower volume of gold and silver sales.
Cash Used in Investing Activities from Continuing Operations
    Net cash used in investing activities in the three months ended September 30, 2020 was $24.8 million compared to $29.7 million in the three months ended September 30, 2019. Cash used in investing activities decreased primarily due to lower capital expenditures, partially offset by the purchase of $2.5 million of additional Integra Common Shares. The Company had capital expenditures of $23.0 million in the three months ended September 30, 2020 compared with $30.7 million in the three months ended September 30, 2019. Capital expenditures in the three months ended September 30, 2020 were primarily related to the commencement of POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the three months ended September 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo, POA 11 and the new crushing circuit, including the HPGR unit, at Rochester.

Net cash used in investing activities in the nine months ended September 30, 2020 was $39.6 million compared to $66.7 million in the nine months ended September 30, 2019. Cash used in investing activities decreased primarily due to lower capital expenditures and net proceeds of $19.4 million from the sale of Metalla Common Shares. The Company had capital expenditures of $61.9 million in the nine months ended September 30, 2020 compared with $78.9 million in the nine months ended September 30, 2019. Capital expenditures in the nine months ended September 30, 2020 were primarily related to POA 11 at Rochester, which commenced construction activities during the third quarter, and underground development at Palmarejo and Kensington. Capital expenditures in the nine months ended September 30, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo, POA 11 and the new crushing circuit, including the HPGR unit, at Rochester.
Cash Provided by (Used in) Financing Activities from Continuing Operations
    Net cash used in financing activities in the three months ended September 30, 2020 was $48.4 million compared to net cash provided by financing activities of $16.3 million in the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company repaid $40.0 million under the RCF. During the three months ended September 30, 2019, the Company received net proceeds of approximately $73.8 million from the sale of 14.2 million shares of its common stock, partially offset by the repayment $53.0 million, net, of outstanding amounts under the RCF.
Net cash used in financing activities in the nine months ended September 30, 2020 was $20.6 million compared to $36.3 million in the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company drew $20.0 million, net, from the RCF, and paid cash contingent consideration of $18.8 million associated with the Silvertip acquisition. During the nine months ended September 30, 2019, the Company repaid $135.0 million, net, of outstanding amounts under the RCF and received net proceeds of approximately $122.7 million from the sale of 30.9 million shares of its common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2020	2019	2020	2019
Net income (loss)	$26,856	$(14,277)	$13,747	$(70,242)
(Income) loss from discontinued operations, net of tax	—	—	—	(5,693)
Fair value adjustments, net	(2,243)	(4,377)	(3,491)	(8,201)
Foreign exchange loss (gain)	1,233	2,022	(4,761)	4,167
(Gain) loss on sale of assets and securities	2,476	100	2,093	120
Silvertip inventory write-down	1,232	13,966	13,717	41,285
Wharf inventory write-down	—	—	3,323	—
Loss on debt extinguishment	—	1,282	—	1,282
Silvertip temporary suspension costs	838	—	6,073	—
Silvertip lease modification	—	—	(4,051)	—
Silvertip gain on contingent consideration	—	—	(955)	—
Novation	3,819	—	3,819	—
COVID-19 costs	4,037	—	10,418	—
Receivable write-down	—	1,040	—	1,040
Interest income on notes receivables	—	—	—	(198)
Tax effect of adjustments(1)(2)	—	(5,096)	—	(14,843)
Adjusted net income (loss)	$38,248	$(5,340)	$39,932	$(51,283)

Adjusted net income (loss) per share - Basic	$0.16	$(0.02)	$0.17	$(0.24)
Adjusted net income (loss) per share - Diluted	$0.16	$(0.02)	$0.17	$(0.24)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2020	2019	2020	2019
Net income (loss)	$26,856	$(14,277)	$13,747	$(70,242)
(Income) loss from discontinued operations, net of tax	—	—	—	(5,693)
Interest expense, net of capitalized interest	5,096	5,980	15,989	19,259
Income tax provision (benefit)	13,113	218	12,018	(13,986)
Amortization	32,216	45,678	96,254	130,758
EBITDA	77,281	37,599	138,008	60,096
Fair value adjustments, net	(2,243)	(4,377)	(3,491)	(8,201)
Foreign exchange (gain) loss	599	2,945	665	4,078
Asset retirement obligation accretion	2,968	3,080	8,724	9,030
Inventory adjustments and write-downs	(230)	5,371	1,038	6,386
(Gain) loss on sale of assets and securities	2,476	100	2,093	120
Silvertip inventory write-down	1,232	13,966	13,717	41,285
Silvertip temporary suspension costs	838	—	6,073	—
Silvertip lease modification	—	—	(4,051)	—
Silvertip gain on contingent consideration	—	—	(955)	—
COVID-19 costs	4,037	—	10,418	—
Novation	3,819	—	3,819	—
Wharf inventory write-down	—	—	3,323	—
Loss on debt extinguishment	—	1,282	—	1,282
Receivable write-down	—	1,040	—	1,040
Interest income on notes receivables	—	—	—	(198)
Adjusted EBITDA	$90,777	$61,006	$179,381	$114,918
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Cash flow from continuing operations	$79,464	$41,996	$81,420	$52,585
Capital expenditures from continuing operations	22,996	30,678	61,886	78,865
Free cash flow	$56,468	$11,318	$19,534	(26,280)

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

Three Months Ended September 30, 2020

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$46,163	$22,382	$43,053	$31,887	$1,185	$144,670
Amortization	(11,912)	(3,278)	(11,523)	(4,000)	(1,185)	(31,898)
Costs applicable to sales	$34,251	$19,104	$31,530	$27,887	$—	$112,772

Metal Sales
Gold ounces	27,252	6,834	27,815	33,382		95,283
Silver ounces	1,765,371	785,887		40,521	—	2,591,779
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$603	$1,118	$1,134	$805
Silver ($/oz)	$10.09	$14.58			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended September 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$53,237	$31,999	$43,085	$25,385	$32,457	$186,163
Amortization	(15,840)	(4,250)	(13,552)	(3,301)	(8,268)	(45,211)
Costs applicable to sales	$37,397	$27,749	$29,533	$22,084	$24,189	$140,952

Metal Sales
Gold ounces	32,731	7,651	35,452	24,573		100,407
Silver ounces	1,747,250	951,043		16,612	289,910	3,004,815
Zinc pounds					4,076,390	4,076,390
Lead pounds					4,330,862	4,330,862

Costs applicable to sales
Gold ($/oz)	$663	$1,487	$833	$887
Silver ($/oz)	$8.99	$17.21			$32.92
Zinc ($/lb)					$1.74
Lead ($/lb)					$1.74

Nine Months Ended September 30, 2020

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$121,407	$63,590	$128,717	$77,807	$25,418	$416,939
Amortization	(32,357)	(9,194)	(36,298)	(9,625)	(7,761)	(95,235)
Costs applicable to sales	$89,050	$54,396	$92,419	$68,182	$17,657	$321,704

Metal Sales
Gold ounces	75,463	17,585	92,963	72,840		258,851
Silver ounces	4,534,802	2,141,803		77,996	158,984	6,913,585
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$637	$1,299	$994	$914
Silver ($/oz)	$9.03	$14.73			NM (1)
Zinc ($/lb)					NM (1)
Lead ($/lb)					NM (1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Nine Months Ended September 30, 2019

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$151,717	$87,146	$128,657	$63,149	$103,306	$533,975
Amortization	(44,580)	(12,250)	(37,816)	(8,207)	(26,572)	(129,425)
Costs applicable to sales	$107,137	$74,896	$90,841	$54,942	$76,734	$404,550

Metal Sales
Gold ounces	88,152	24,804	101,202	57,960		272,118
Silver ounces	4,862,065	2,913,130		43,028	869,972	8,688,195
Zinc pounds					14,101,967	14,101,967
Lead pounds					12,264,343	12,264,343

Costs applicable to sales
Gold ($/oz)	$705	$1,268	$898	$936
Silver ($/oz)	$9.25	$14.91			$29.09
Zinc ($/lb)					$2.24
Lead ($/lb)					$1.62

Reconciliation of Costs Applicable to Sales for 2020 Guidance

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$179,529	$102,554	$175,424	$94,989
Amortization	(44,409)	(14,561)	(52,201)	(11,600)
Costs applicable to sales	$135,120	$87,993	$123,223	$83,389
By-product credit	—	—	—	(2,058)
Adjusted costs applicable to sales	$135,120	$87,993	$123,223	$81,331

Metal Sales
Gold ounces	106,500	31,400	126,700	89,500
Silver ounces	6,400,000	3,600,000		95,000

Revenue Split
Gold	52%	43%	100%	100%
Silver	48%	57%	—	—

Costs applicable to sales
Gold ($/oz)	$650 - $750	$1,150 - $1,300	$900 - $1,000	$875 - $925
Silver ($/oz)	$9.50 - $10.50	$13.50 - $14.75

Reconciliation of Costs Applicable to Sales for Previous 2020 Guidance

In thousands except per ounce or per pound amounts	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$178,977	$105,053	$178,595	$94,142
Amortization	(42,220)	(15,177)	(54,009)	(11,202)
Costs applicable to sales	$136,757	$89,876	$124,586	$82,940
By-product credit	—	—	—	(998)
Adjusted costs applicable to sales	$136,757	$89,876	$124,586	$81,942

Metal Sales
Gold ounces	97,800	32,000	132,800	84,900
Silver ounces	6,300,000	3,800,000		60,350

Revenue Split
Gold	56%	46%	100%	100%
Silver	44%	54%	—	—

Costs applicable to sales
Gold ($/oz)	$785 - $885	$1,250 - $1,400	$900 - $1,000	$950 - $1,000
Silver ($/oz)	$9.50 - $10.50	$12.75 - $14.00

Cautionary Statement Concerning Forward-Looking Statements
    This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding anticipated production, costs and expenses, operations at the Company’s mines, exploration and development efforts, including the filing of an updated technical report for Rochester, COVID-19 planning, response and mitigation efforts, expectations regarding the Company's mines, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, staffing levels, liquidity management, financing plans, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this report and in “Risk Factors” section of the 2019 10-K, the risk factors set forth in the report on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to the availability of our workforce, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
    Gold, Silver, Zinc and Lead Hedging
    To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 340,200 ounces of gold at September 30, 2020 that settle monthly through December 2022. The Company is targeting to hedge approximately 50% of expected gold production through 2021 and 2022. The weighted average strike prices on the put and call contracts are $1,589 and $1,924 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2019 10-K, in the Forms 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 and Part II, Item 1A of this report.
At September 30, 2020, the fair value of the put and call zero cost collars contracts was a liability of $33.9 million. For the quarter ended September 30, 2020 the Company recognized a loss of $4.5 million related to expired options in Revenue and the remaining outstanding options were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at September 30, 2020 would result in a loss of $53.2 million and 10% decrease would not have any positive or negative impact. As of September 30, 2020, the closing price of gold was $1,887 per ounce. As of October 27, 2020, the closing price of gold had increased further to $1,906 per ounce.
    Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver, zinc and lead price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2020, the Company had outstanding provisionally priced sales of 8,504 ounces of gold at an average price of $1,928. Changes in gold prices resulted in provisional pricing mark-to-market gain of $0.3 million during the nine months ended September 30, 2020. A 10% change in realized gold prices would cause revenue to vary by $1.6 million.
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
    Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At September 30, 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $1.9 billion Mexican Pesos at September 30, 2020 with an average exchange rate of 24.87 that settle monthly through December 2021. The Company had outstanding foreign currency forward exchange contracts to receive $10.8 million Canadian Dollars at September 30, 2020 with an average exchange rate of 1.44 that settle monthly through December 2020. At September 30, 2020, the fair value of the foreign currency forward exchange contracts was a net asset of $7.6 million. For the nine months ended September 30, 2020 the Company has recognized a gain of $1.7 million and $0.9 million related to expired options in Cost Applicable to Sales and Pre-development, Reclamation and Other, respectively, and a gain of $7.6 million related to outstanding options in AOCI. A 10% increase or decrease in the exchange rates at September 30, 2020 would result in a gain of $0.3 million or a gain of $15.3 million, respectively.
Interest Rates
    Interest Rate Hedging
    We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2020.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A - Risk Factors of the 2019 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Forms 10-Q filed for the quarterly period ended March 31, 2020 (the “First Quarter 10-Q”) and the quarterly period ended June 30, 2020 (the “Second Quarter 10-Q”) and in this Form 10-Q. Except as supplemented and updated below and in the First Quarter 10-Q and the Second Quarter 10-Q, the risk factors set forth in the 2019 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
Our operations may be further disrupted, and our financial results may be adversely affected by the novel coronavirus pandemic.
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production and limit exploration activities and development projects and impact liquidity and financial results. In addition, we have implemented several initiatives to protect the health and safety of our employees, contractors and communities during this pandemic, including COVID-19 testing, contact tracing technology and procuring additional personal protective equipment for our employees, among others, some of which may result in additional costs to the Company. For example, we continue to require all employees who travel to the Kensington mine to submit to a 7-day quarantine and testing protocol in Juneau, Alaska before traveling to the mine. We believe this is an important step to protect the health and safety of all workers who stay at the Kensington camp, although it has required changes to worker scheduling and is expected to result in higher labor costs due to additional overtime pay and pay during the quarantine period.
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
Early in the second quarter of 2020, we temporarily suspended active mining and processing activities at the Palmarejo complex in the State of Chihuahua, Mexico, in accordance with a government decree in response to COVID-19, and we began taking steps to restart active mining, processing and exploration activities at Palmarejo in accordance with updated guidance from the government approximately 45 days later. In addition, as a result of several reported positive COVID-19 cases at our Kensington mine outside of Juneau, Alaska, during the third quarter of 2020, we experienced a minor short-term production impact associated with this situation, which adversely impacted cash flows, financial condition and results of operations.
The refiners and smelters upon which the Company relies to refine and process and, in some cases, purchase the gold and silver doré and gold, silver, zinc and lead concentrate produced by the Company’s mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact the Company’s ability to sell its products to buyers and generate revenues. For example, in the first quarter of 2020, Argor-Heraeus, a Swiss refiner which provides refining services to several of our mines, announced that it was temporarily suspending operations in response to a government order. Following the temporary suspension, Argor-Heraeus recommenced operations.
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
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those set forth under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, such as those relating to our operation and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Item 4.         Mine Safety Disclosures

    Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information

In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy:

(a)Hans Rasmussen, the Company’s Senior Vice President, Exploration, entered into a selling plan on August 12, 2020. Under the selling plan, between November 2020 and February 2021, Mr. Rasmussen will sell a total of 30,000 shares of the Company’s common stock at market prices.

(b)Mitchell J. Krebs, the Company’s President and Chief Executive Officer, entered into a selling plan on August 17, 2020. Under the selling plan, between September 2020 and October 2022, Mr. Krebs will sell a total of 200,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold price specified in the plan.
Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

Item 6.        Exhibits

10.1	Offer Letter dated April 28, 2020 from the Company to Michael Routledge (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	October 28, 2020	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	October 28, 2020	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 28, 2020	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)