Form 10-K
period 2020-12-31
Coeur Mining, Inc.
filed 2021-02-17
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$1,219,854,888
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 15, 2021, 243,575,442 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.Business
GENERAL
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”), founded in 1928, is a precious metals producer with mines located in the United States, Canada and Mexico, and exploration projects in North America. Our common stock is listed on The New York Stock Exchange under the symbol “CDE”.
Coeur’s strategy is to maximize cash flow by building and maintaining a balanced portfolio of high-quality precious metals assets in low risk jurisdictions through exploration, operational execution and selective acquisitions. Our strategy is guided by our purpose statement, We Pursue a Higher Standard, and three key principles: Protect our People, Places and Planet; Develop Quality Resources, Growth and Plans; and Deliver Impactful Results. We strive to integrate sustainable operations and development into our business decisions and strategic goals. We proactively conduct our business with a focus on positively impacting the environment, as well as the health and safety, and socioeconomics of our people and the communities in which we operate
Impacts of the COVID-19 Pandemic on our business
The COVID-19 pandemic has caused and continues to cause global economic disruption and uncertainty. We are closely monitoring the COVID-19 pandemic and related developments and remain focused on safeguarding the health of our employees, families and the communities where we operate while minimizing business interruption. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".
OUR BUSINESS
Operating Segments
    We produce and sell precious metals from the following operating segments:
•The Palmarejo gold-silver complex, located in the State of Chihuahua in Northern Mexico, which has been in operation since 2009. The processing facility at the Palmarejo complex is fed by the Guadalupe, Independencia and La Nación underground mines. The Company also has several exploration targets at the Palmarejo property package.
•The Rochester open pit silver-gold mine located in northwestern Nevada, in operation since 1986. Coeur Rochester commenced a significant expansion project in 2020 (Plan of Operations Amendment No. 11, or “POA 11”) which contemplates construction of a new leach pad, crushing facility, process plant and related infrastructure expected to support an extended mine life. Coeur Rochester also acquired the Lincoln Hill and related exploration assets adjacent to its Rochester mine in 2019.
•The Kensington underground gold mine located north of Juneau, Alaska, which began operations in 2010. Coeur Alaska is in the process of amending its Plan of Operations (“POA 1”) to increase tailings and waste rock storage capacity to support an expected longer mine life, reflecting positive exploration results, improved metal prices, and ongoing operational efficiencies.
•The Wharf open pit gold mine near Lead, South Dakota, acquired by Coeur in 2015.
•The Silvertip underground silver-zinc-lead mine in northern British Columbia, Canada, acquired by Coeur in 2017. The Silvertip mine commenced commercial production in 2018. In February 2020, we announced a temporary suspension of mining and processing activities at Silvertip. While mining activities are suspended, the Company (i) is investing in exploration to potentially further expand the mineralized material and extend the mine life, and (ii) continues to work to pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow.
In addition, the Company has interests in several precious metals exploration projects throughout North America, including the wholly-owned Crown and Sterling projects in southern Nevada and the La Preciosa project in Mexico, other mineral interests, strategic equity investments, among other items, which are included in “Other” for segment reporting purposes. For additional information see Note 3 - Segment Reporting in the notes to the Consolidated Financial Statements.

Metals Prices and Hedging Activities
The results of the Company and its operating segments are substantially dependent upon the market prices of gold and silver, which fluctuate widely. The Company has in the past and may in the future enter into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies. For additional information see “Item 1A – Risk Factors”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 17 – Derivative Financial Instruments in the notes to the Consolidated Financial Statements for additional detail.
Metal Processing, Marketing and Sales
We produce gold and silver doré, as well as gold concentrate. The doré produced at the Palmarejo complex and Rochester mine, as well as the concentrate product produced by the Wharf mine, is refined by a geographically diverse group of third-party refiners into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. We then sell gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. Our gold concentrate product from the Kensington mine is sold under a variety of agreements with a geographically diverse group of third-party smelters and traders, and the smelters and traders pay us for the metals recovered from the concentrates.
We believe that the loss of any one smelter, refiner, trader or third-party customer would not materially adversely affect us due to the liquidity of the markets and current availability of alternative trading counterparties.
Commodities
We purchase materials and supplies from third parties to conduct our business, including electricity, fuel, chemical reagents, explosives, steel and concrete. Prices for these commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. For most of these commodities, we have existing alternate sources of supply or alternate sources of supply are readily available. We continuously monitor supply and cost trends for these items.
GOVERNMENT REGULATION
General
Our business is subject to extensive federal, state, local and foreign laws governing the protection of the environment, prospecting, development, production, closure, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. Capital expenditures for environmental compliance in 2021 are currently expected to range from $8.2 million to $9.2 million. We have reviewed and considered current federal legislation relating to climate change and do not believe the legislation to have a material effect on our operations. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please see the section titled “Risk Factors” included in Item 1A.
Permitting
The Rochester, Kensington and Wharf mines and Crown and Sterling projects are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex and the La Preciosa project are located, and Canada, where the Silvertip mine is located, have all adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. We have received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Rochester, Kensington, Wharf and Silvertip mines, and have received all permits necessary for the exploration activities currently being conducted at our other properties. We are in the process of amending existing permits at our Kensington mine, and the Crown and Sterling projects to support future planned activities. If we pursue an expansion at Silvertip, it will require new or amended permits.
Maintenance of Mining Claims
All of the jurisdictions where we operate impose federal, state and/or provincial requirements for maintaining mining claims (United States), mining concessions (Mexico) and mineral claims and mining leases (British Columbia), including fees, reporting, and/or evidence of work, among other requirements. Our failure to comply with any of these requirements could result in the loss of our ability to conduct mining activities in a particular location, which could have a material adverse impact on our business.

HUMAN CAPITAL MANAGEMENT
Effective human capital management at Coeur is critical to achieving our strategic goals. We seek to recruit and retain employees at all levels who embody our purpose statement, We Pursue a Higher Standard, through safe and ethical conduct. At December 31, 2020, we had approximately 1,959 employees (1,016 in the U.S., 93 in Canada and 850 in Mexico), none of whom were represented by a collective bargaining agreement.
Succession Planning
From our operations to the boardroom, we conduct robust succession planning throughout the organization annually, by employing specific talent diagnostics and skill development needs. High potential performers and diversity discussions along with action plans are reviewed with leadership on a quarterly basis.
Our Board of Directors (the “Board”) oversees the recruitment, development, and retention of our senior executives. Significant focus is placed on succession planning both for key executive roles and also deeper into the organization. In-depth discussions occur multiple times per year in meetings of the Board, Compensation and Leadership Development Committee and Nominating and Corporate Governance Committee, including in executive sessions to foster candid conversations. Directors have regular and direct exposure to senior leadership and high-potential employees during Board and committee meetings and through other informal meetings and events held during the year.
Culture Assessment
We are focused on regular evaluation of our culture. In 2019, we invited all employees to participate in a culture assessment by completing an anonymous survey, and we plan to conduct another assessment in 2021. Employee participation in 2019 exceeded industry benchmarks and feedback was reviewed by the management team and our Board of Directors. The management team also reviewed the results with employees at each of our operations through facilitated discussions to gain additional insight into the feedback. We developed site-specific action plans to address feedback and monitor progress in the future. The results of the assessment confirmed our belief that we have an ethical, safe and proud workforce and also highlighted areas for improvement. We have developed strategies to address these areas for improvement.
Employee Development
We periodically solicit feedback on each member of our executive team through 360 assessments, which measure inclusivity amongst other leadership principles. We believe this feedback is important to maintaining a strong culture by effectively assessing leadership performance and development, increasing accountability, facilitating succession planning and identifying areas for improvement and change. We provide opportunities for employees to participate in IMPACT Training, an intensive 18-month-long training program we created for front-line supervisors throughout our organizational structure to focus on leadership development and mining as a business. Through IMPACT training, we have invested over 15,250 cumulative hours of leadership training and personal development in almost 100 employees.
Diversity & Inclusion
Our President & CEO, Mitchell Krebs, is the first and only precious metals mining CEO to sign the CEO ACTION for Diversity & Inclusion pledge. This pledge highlights Coeur’s continuing commitment to fostering a diverse and inclusive workforce, evidenced by programs such as Coeur Heroes, which has provided over 87 career opportunities to current and former U.S. Military personnel. Fifty percent of our independent Board members have indicated that they are diverse. While we continue to increase our overall female population, 66% of our females are in manager or higher level positions. Partnerships with organizations like the National Society of Black Engineers and Women in Mining at their U.S. university chapters are providing further avenues for recruiting diverse talent.
Local Hire
Investing in local communities extends beyond financial support. Since 2018, we have hired an average of 60% of our new hires from local communities. During 2020, we provided over 45 apprenticeships, over 140 scholarships and worked with organizations such as By the Hand Club in Chicago and The Lowry Foundation in Winnemucca, NV to educate youth in our communities about career opportunities in mining. Providing career opportunities to local community members and participating in community initiatives creates a closer connection between our operations and local stakeholders and communities.
Rewards & Wellness
As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits and employee wellness offerings. We have determined that our average employee earns over 40% more than the average employee in their local markets according to industry benchmarking. Over 93% of U.S. employees are enrolled in our medical benefit plan, and over 90% of U.S. employees contribute to our 401(k) plan. Supplemental healthcare is provided above government requirements in both Canada and Mexico. We were a leader in the mining industry by providing domestic partner benefits in 2017 and participation has increased 125% since introduction.
RESPONSIBILITY
At Coeur, we strive for best-in-class environmental performance. We work to protect our environment through an approach of sustainable production and a focus on best practices. On an ongoing basis, we conduct site-specific environmental risk reviews and utilize a set of key performance indicators (KPIs) to evaluate performance results by mine. We believe that this systematic approach leads to awareness, risk mitigation and a pursuit of continuous improvement. Comprehensive environmental management plans in conjunction with topic-specific plans, such as waste management and storm water protection, at each site provide guidance on how to implement our environmental initiatives and meet or exceed regulatory standards.
We recognize that the climate is changing, which may adversely affect our business and the communities where we operate over the long-term. To that end, we continually assess the extent of these risks and search for opportunities within our business to reduce or offset risk. As part of our commitment to responsible business, we are taking action to manage our climate-related risks as well as the potential impact we have on climate. For example, we are:
•developing plans to reduce energy use and emissions, which we plan to implement starting in 2021;
•increasing recycling and beneficial reuse of water at our operations and using water-efficient processes to reduce use and maintain robust monitoring programs to protect existing water resources;
•assessing overall risk including a planned scenario analysis to be conducted in 2021; and
•enhancing our climate-related reporting and disclosures.
AVAILABLE INFORMATION
We make available on our website (http://www.coeur.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to our common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the SEC. These filings are also available at http://www.sec.gov.
Copies of our Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation and Leadership Development, Executive, Nominating and Corporate Governance, and Environmental, Health, Safety, and Corporate Responsibility Committees) and our Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, among others, are also available on our website. Information contained on our website is not a part of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our gold, silver, zinc and lead mining business, including anticipated mineral reserve and mineralized material estimates, exploration efforts and expenditures, drilling, development, expansion initiatives at the Rochester, Kensington and Silvertip mines, development of the Sterling/Crown and Lincoln Hill projects, expectations about timing of deliveries against the Kensington prepayment, permitting, mill expansion and exploration plans and expectations for Silvertip, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (ESG) initiatives, risk management strategies, including hedging, capital discipline, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause Our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those projected in the forward-looking statements include: (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7; (ii) the risk that anticipated production, cost, expenditure and expense levels are not attained; (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); (iv) changes in the market prices of gold, silver, zinc and lead and treatment and refining charges of gold, silver, zinc and lead, and a sustained lower price or higher treatment and refining charge environment; (v) the impact of the COVID-19 pandemic, including disruptions to operations, the need for heightened health and safety protocols to minimize exposure and transmission risk, and disruptions to our vendors, suppliers and the communities where we operate; (vi) the uncertainties inherent in our production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability; (vii) any future labor disputes or work stoppages (involving us or our subsidiaries or third parties); (viii) the uncertainties inherent in the estimation of gold, silver, zinc and lead mineral reserves and mineralized material; (ix) changes that could result from any future acquisition of new mining properties or businesses; (x) the loss of access to or insolvency of any third-party smelter to whom we market our production; (xi) the effects of environmental and other governmental regulations and government shut-downs; (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; and (xiii) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we will need to comply with Subpart 1300 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”) in lieu of disclosure under Industry Guide 7. These new rules are more closely aligned to NI 43-101 requirements, including the required disclosure of mineral resource and exploration results, as well as requiring technical reports be filed with the SEC for material properties, among other requirements.
Technical Reports and Qualified Persons
As required by Canadian securities laws, we hereby notify Canadian investors that the scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by a “qualified person” under NI 43-101, namely our Director, Technical Services, Christopher Pascoe. For a description of the key assumptions, parameters and methods used to estimate mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, Canadian investors may view technical reports prepared for each of our properties as filed on SEDAR at http://www.sedar.com. Neither the technical reports nor the statements of any qualified person filed with the Canadian securities regulatory authorities are included in, incorporated by reference in or made a part of this Form 10-K. Because the definitions and standards of NI 43-101 differ from those of Guide 7, investors are cautioned that information contained in reports prepared pursuant to NI 43-101, like the technical reports, may not be comparable to similar information that we disclose in this Form 10-K or the other reports we file with the SEC.

Item 1A.     Risk Factors
RISKS RELATED TO OUR INDUSTRY
Our results of operations, cash flows and operating costs are highly dependent upon the market prices of gold and silver, and, if mining and processing operations at Silvertip resume, zinc and lead, and of key input commodities used in our business, which are volatile and beyond our control.
Gold, silver, zinc and lead are actively traded commodities, and their prices are volatile. During the 12 months ended December 31, 2020, the high and low price for each commodity are set forth in the following table:

Metal	Low Price for 2020	Date	High Price for 2020	Date
Gold (per ounce)	$1,474	March 19, 2020	$2,067	August 6, 2020
Silver (per ounce)	$12.00	March 19, 2020	$28.89	September 1, 2020
Zinc (per pound)	$0.82	March 24, 2020	$1.29	December 18, 2020
Lead (per pound)	$0.71	March 24, 2020	$0.95	December 9, 2020
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
Because we derive a significant portion of our revenues from sales of these metals, our results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower prices, would materially and adversely affect our results of operations and cash flows. In response to lower metal price and/or higher treatment and refining charge environments, we may have to revise our operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of our properties and discontinuing certain exploration and development plans. These types of initiatives may not sufficiently offset reductions in revenues, and we may continue to incur losses associated with sustained lower metals prices.
Operating costs at our mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies we purchase could lead to higher costs, which would adversely affect results of operations and cash flows.
Volatility in metals prices may also impact the price of our outstanding securities.
Although our results of operations and cash flow will reflect fluctuations in the prices of the metals we produce, short term volatility in the prices of these metals due to speculation in the market may result in significant changes in the price of our securities which may not be reflective of our operating performance or financial results. For example, the price of silver increased 17% between January 27, 2021 and February 1, 2021, and then decreased by 8% on February 2, 2021. This swing in the price of silver was seemingly attributable to a coordinated effort by market participants to drive up the price of silver and did not reflect changes in the underlying fundamentals that typically drive changes in the price of silver, including supply and demand. The price of our common stock increased by 44% and decreased by 19% during the same periods. The trading volume for shares of our common stock also increased significantly during this period. This volatility in the price of our common stock did not, in our view, reflect any significant change in our business or results of operations during the same period.
The estimation of mineral reserves and mineralized material is imprecise and depends upon subjective factors. Estimated mineral reserves and mineralized material may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates.
The mineral reserve and mineralized material figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral reserve and mineralized material estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, silver, zinc and lead market prices. Mineral reserve and mineralized material estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, silver, zinc and lead market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral reserves and mineralized material containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineralized material estimates, discontinue development or mining at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those predicted, we may adjust our mineral reserve and mineralized material estimates and alter our mining plans. Updates to our mining plans or new or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect actual operating performance, production and financial condition, results of operations and cash flows.
A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.
We rely on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold, silver, zinc and lead concentrate produced by our mines. Access to refiners and smelters on economical terms is critical to our ability to sell our products to buyers and generate revenues. We have existing agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact refiners, smelters or other third parties with whom we have contractual arrangements or have an indirect effect on our ability to obtain refining, smelting or other third-party services.
Any delay or loss of access to refiners or smelters may significantly impact our ability to sell doré and concentrate products and generate revenues. A default by a refiner or smelter on its contractual obligations to us or an insolvency event or bankruptcy filing by a refiner or smelter may result in the loss of all or part of our doré or concentrate in the possession of the refiner or smelter, and such a loss likely would not be insured by our insurance policies. We cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.
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
We maintain insurance policies that protect against property loss and business interruption in amounts that we believe are reasonable taking into account the nature of, and risks related to, our business and operations as well as the cost of policy premiums. Such insurance is, however, subject to certain exclusions, and there is no guarantee that we will receive insurance proceeds with respect to a particular event or loss. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available. Any liabilities that we incur for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.
RISKS RELATED TO OUR OPERATIONS
Our future growth will depend upon our ability to expand existing mines and develop and start-up new mines, either through exploration at existing properties or by acquisition of other mining companies or properties.
Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of new mining properties, such as the Silvertip mine, the Sterling/Crown project and the Lincoln Hill project and related assets.
While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. Palmarejo completed open pit mining several years ago and evolved to be an underground-only operation, developing two new underground mining operations. At Rochester, a crushing circuit using high pressure grinding roll (“HPGR”) technology was commissioned in 2019, and, in 2020, we obtained permitting for, and began construction of POA 11, which is a significant additional expansion, including the construction of a new leach pad, a crushing facility equipped with two HPGR units, processing facilities and related infrastructure to support the extension of Rochester’s mine life. At Kensington, we completed development and commenced commercial production from a new deposit in 2018 and are currently seeking to amend our operating permit to allow for an additional 10 years of mine life by providing for expanded tailings and waste rock storage, increased mill throughput, enhanced infrastructure and other benefits (“POA 1”). Our ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of our control, including, among others, availability of funding on acceptable terms, timing of receipt of permits and approvals from regulatory authorities, extreme weather events, obtaining materials and equipment and construction, engineering and other services at favorable prices and terms, and disputes with third-party providers of materials, equipment or services. The construction services related to POA 11 will be performed by contractors, which creates a risk of delays or additional costs to the project resulting from, among other factors: inability to negotiate contracts with favorable pricing and terms; delays in performance of the services; failure of a contractor to comply with applicable laws and regulations; termination of a contract by a contractor before completion of the services; failure by a contractor to obtain necessary equipment or materials; mismanagement by a contractor of its workforce; and insolvency or other financial difficulty encountered by a contractor which results in a delay in services or termination of a contract with the contractor. We cannot provide assurance that we will be able to successfully expand or extend the lives of existing mining operations, and a completed project may not yield the anticipated operational or financial benefit, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
In addition, we acquired several mining properties in recent years, namely, the Sterling/Crown project, the Lincoln Hill project and related assets and the Silvertip mine. We cannot guarantee that we will be able to successfully develop and start-up new mining properties, restart mining and processing activities at the Silvertip mine or acquire additional mining properties on favorable economic terms or at all.
We regularly evaluate and engage in discussions or negotiations regarding acquisition opportunities. Any transactions that we contemplate or pursue would involve risks and uncertainties and would be subject to competition from other mining companies. There can be no assurance with respect to the timing, likelihood or business effect of any possible transaction.
Our operations may be further disrupted, and our financial results may be adversely affected by the COVID-19 pandemic.
COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which occurred at our Palmarejo complex in the second quarter of 2020 and at the Kensington mine in the third quarter of 2020, which could reduce production, limit exploration activities and development projects and impact liquidity and financial results. In addition, we have implemented several initiatives to protect the health and safety of our employees, contractors and communities during this pandemic, including COVID-19 testing, pre-shift quarantine requirements, site access symptom checks, contact tracing technology and procuring additional disinfectant and sanitation products and personal protective equipment for our employees, among others, some of which may result in additional costs to us. For example, we continue to require all employees who travel to the Kensington mine to submit to a quarantine before traveling to the mine and a testing protocol before travel to Juneau, Alaska, before traveling from Juneau to the mine and while at the mine site. We believe this is an important step to protect the health and safety of all workers who stay at the Kensington camp, although it has required changes to worker scheduling and is expected to result in higher labor costs due to additional overtime pay and pay during the quarantine period.
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
The refiners and smelters upon which we rely to refine and process and, in some cases, purchase the gold and silver doré and gold, silver, zinc and lead concentrate produced by our mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact our ability to sell our products to buyers and generate revenues. For example, in the first quarter of 2020, Argor-Heraeus, a Swiss refiner which provides refining services to several of our mines, announced that it was temporarily suspending operations in response to a government order. Following the temporary suspension, Argor-Heraeus recommenced operations.

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
The jurisdictions in which we operate have and may in the future continue to encounter financial difficulties resulting from one or both of lower tax revenue and new and increased costs related to COVID-19. As a result, national, state or local governments may seek to raise existing taxes or introduce new taxes that affect our business, which may adversely affect our business and financial results. For example, the state legislature of Nevada, where the Rochester mine, Sterling/Crown project and Lincoln Hill project are located, in response to a significant loss of tourism and gaming revenue during 2020, is considering an increase to the existing Nevada Net Proceeds Tax (“NNPT”) on net revenue, or conversion to a tax on gross proceeds, derived from mining. Any increase to the NNPT or conversion to a gross proceeds tax requires approval of two-thirds of members of both legislative houses in two consecutive legislative sessions followed by majority approval of Nevada voters on a statewide ballot. In addition, there have been recent proposals by elected officials in Mexico for significant increases in mining taxes, although it is unclear whether those proposals will result in legislation.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operations and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the full impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
We may be unable to successfully integrate and may not realize the expected benefits of recent or future acquisitions.
There can be no assurance that the anticipated benefits of recent acquisitions (including the Silvertip mine and the Sterling/Crown and Lincoln Hill projects) or any future acquisition, will be realized on the originally anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon our ability to effectively manage the integration, performance and operations of entities or properties we acquire. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of our resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip mine, acquired in late 2017, was slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired. Silvertip temporarily suspended mining and processing activities (unrelated to COVID-19) in February 2020 due to the foregoing reasons as well as a significant decrease in the prices of lead and zinc and a significant increase in treatment costs for lead and zinc.
In addition to the above, any acquisition would be accompanied by risks, including:
•a significant change in macroeconomic conditions, including commodity prices, treatment and refining charges or stock prices after we have committed to complete the transaction and established the purchase price or exchange ratio;
•additional debt incurred or issued to fund some or all of acquisition consideration (as was the case with Silvertip and Wharf), resulting in increased interest expense and other borrowing costs;
•issuance of equity securities as acquisition consideration (which occurred in the Sterling/Crown, Lincoln Hill and Silvertip project acquisitions), resulting in dilution of our existing stockholders;
•a material ore body may prove to be below our expectations;
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
We cannot predict the impact of future acquisitions on the price of our common stock or assure that we will be able to obtain necessary acquisition or development financing on acceptable terms or at all. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions or any future mine development, may negatively affect our results of operations.
Finally, our systems, procedures and controls may be inadequate to support the expansion of our operations resulting from an acquisition or development of a new mine. Our future operating results could be affected by the ability of our officers and key employees to manage changing business conditions and integrate an acquired business or new operation into Coeur. There may also be liabilities, such as environmental liabilities, or significant capital expenditures that we failed to discover or have underestimated in connection with any acquisition or development. Any such liabilities or capital expenditure requirements could have a material adverse effect on our business, financial condition or future prospects.
Significant investment risks and operational costs are associated with exploration and development activities. These risks and costs may result in lower economic returns and may adversely affect our business.
Our ability to sustain or increase current production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Substantial expenditures are required to establish ore reserves, to extract metals from ores and, in the case of new properties, to construct mining and processing facilities.
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations, including the POA 11 expansion project at Rochester and POA 1 planned mine-life extension at Kensington, and future plans to develop the Sterling/Crown and Lincoln Hill projects. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. For example, the capital costs associated with the POA 11 expansion project in 2021 through 2023 are anticipated to be $396.8 million. These projects are subject to significant risks, including delays, extreme weather events, unexpected increases in the cost of required materials, and disputes with third-party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
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
In addition, exploration projects, such as the La Preciosa, Sterling/Crown and Lincoln Hill projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations and cash flows may be negatively affected.
We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write- downs may adversely affect our results of operations and financial condition.
We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, upon a triggering event. Such review involves estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reported period and determine whether any triggering events are indicated.
For example, during the fourth quarter of 2019, we performed a comprehensive analysis of the Silvertip property and determined that indicators of impairment existed, primarily as a result of continued deterioration in zinc and lead market conditions as well as ongoing challenges related to the processing facility. As a result of the impairment indicators, a recoverability test was performed and we concluded that the carrying value of the long-lived assets for the Silvertip property was impaired, and a non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, in the amounts of $43.6 million, $201.5 million and $5.7 million, respectively. See Note 4 -- Impairment of Long-lived Assets and 16 -- Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment. In prior years, our assessment of the recoverability of our long-lived assets resulted in other write-downs in our Consolidated Statement of Comprehensive Income (Loss) and reduced the carrying value of Mining properties and Property, plant, and equipment on our balance sheet. See Note 2 -- Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements for further detail.
If there are further significant and sustained declines in relevant metal prices, or if we fail to control production and operating costs or realize the mineable ore reserves at its mining properties, we may terminate or suspend mining operations at one or more of its properties. These events could require a further write-down of the carrying value of our assets. Any such actions would adversely affect our results of operations and financial condition.
We may record other types of charges in the future if we sell a property or asset for a price less than its carrying value or have to increase reclamation liabilities in connection with the closure and reclamation of a property. Any additional write-downs of mining properties or other assets could adversely affect our results of operations and financial condition.
Coeur is an international company and is exposed to political and social risks associated with its foreign operations.
A significant portion of our revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 21 -- Commitments and Contingencies to the Consolidated Financial Statements, we are currently engaged in efforts to recover VAT paid to the Mexican government that is owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through ongoing litigation. In addition, in November 2020 the President of Mexico introduced legislation that would limit outsourcing by companies in Mexico of certain services. If enacted, the proposed law is expected to result in increased costs to our operations in Mexico, including additional tax expense, increased compensation to certain employees and costs associated with restructuring our Mexican subsidiaries and employment arrangements to comply with the new law. The right to import and export gold, silver, zinc and lead may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
Any of these developments could require us to curtail or terminate operations at our mines, incur significant costs to renegotiate contracts, meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, or experience significant delays or obstacles in the recovery of VAT or income tax refunds owed, which could materially and adversely affect financial condition, results of operations and cash flows.
Our operations outside the United States also expose us to economic and operational risks.
Our operations outside the United States also expose us to economic and operational risks. Local economic conditions, as well as epidemics, pandemics or natural disasters, can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of our foreign operations, including drug cartel-related violence in Mexico, could adversely affect our ability to operate in an optimal fashion and may impose greater risks of theft and greater risks as to personnel and property security. These conditions could lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows.
In addition, acts of civil disobedience are not uncommon in areas in Mexico where our operations or projects are located. In recent years, many mining companies have been the targets of actions to restrict their legally-entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. We cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect our business.

We sell silver and gold doré, gold concentrate, and silver, zinc and lead concentrates in U.S. dollars, but we conduct operations outside the United States in local currency. Currency exchange movements could also adversely affect our results of operations.
Our success depends on developing and maintaining relationships with local communities and other stakeholders.
Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our operations, including indigenous peoples who may have rights or may assert rights to certain of our properties, and other stakeholders in our operating locations. We believe our operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, we seek to maintain our partnerships and relationships with local communities, including indigenous peoples, and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. Notwithstanding our ongoing efforts, local communities and stakeholders can become dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us or our operations. Any such occurrences could materially and adversely affect our financial condition, results of operations and cash flows.
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
Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington, Palmarejo, and Silvertip Mines. We place tailings into engineered containments, underground as structural backfill, and as a dry stack material. In response to several recent tailings dam failures unrelated to our operations that have involved loss of life and resulted in severe property and environmental ecosystem damage, we completed a comprehensive review of our tailings dams and operational practices to characterize our risk profile. We concluded that our tailings dams represent a low exposure risk profile for several reasons, including that our tailings dams were constructed using construction methods recognized in the industry as the most stable tailings dam design using high strength and chemically stable rock in construction. Our dams are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings dam or tailings storage facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineralized material and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.
Our estimates of future production, costs, expenditures and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.
We have in the past, and may in the future, provide estimates and projections of our future production, costs, expenditures and financial results. Any such information is forward-looking. Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, do not express any opinion or any other form of assurance on these estimates and projections. Estimates and projections are made by our management and technical personnel and are qualified by, and subject to the assumptions contained or referred in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralized material, our costs of production, the market prices of gold, silver, zinc and lead, our ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and doré and related treatment and refining charges, the sufficiency of our infrastructure, the performance of our personnel and equipment, our ability to maintain and obtain mining interests and permits, the state of government and community relations, and our compliance with existing and future laws and regulations. We sometimes state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any production, cost, expenditure or financial results estimates speak only as of the date on which they are made, and we disclaim any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

Accordingly, these forward-looking statements should be considered in the context in which they are made, and undue reliance should not be placed on them.
Our use of derivative contracts to protect against market price volatility exposes us to risk of opportunity loss, mark- to-market fair value adjustments, potential cash collateral calls and exposure to counterparty credit risk.
From time-to-time, we have in the past and in the future may enter into price risk management contracts to protect against fluctuations in the price of gold, silver, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. In 2019 and 2020, we entered into price risk management contracts on a total of 477,700 ounces of expected gold production for 2020, 2021 and 2022 after a significant increase in gold prices during 2019 and 2020. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at existing operations such as POA 11. As of December 31, 2020, contracts with respect to 284,700 ounces of gold were outstanding. See Note 17 — Derivative Financial Instruments in the notes to the Condensed Consolidated Financial Statements.
The use of derivative instruments can expose us to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may require us to post cash or other collateral or have a material adverse impact on reported financial results. Our exposure may be particularly acute for our derivative instruments accounted for as cash flow hedges, because those contracts are cash net settled on a monthly basis. The ceiling on the gold ounces covered by the price risk management contracts described above, representing the highest price we could realize for those ounces under outstanding contracts, averages approximately $1,875 per ounce for 2021 production and $2,030 per ounce for 2022 production. The price ceiling may be lower than actual spot gold prices at the time of sale under those contracts. On February 15, 2021, the closing price of gold was $1,817 per ounce. We are exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, we could be exposed to a loss of value for that contract.
We are dependent upon information technology systems, which are subject to cybersecurity incidents, disruption, damage, failure and risks associated with implementation and integration.
Our information technology systems used in our operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.
We face increased cybersecurity risks due to the COVID-19 pandemic. For example, a portion of our workforce is working remotely to facilitate social distancing, and these employees may transmit data using unsecured internet connections despite training advising of those risks. In addition, our employees have faced increases in phishing and malware attacks and socially engineered cyberattacks which, in some cases, attempt to use the circumstances of the COVID-19 pandemic to gain unauthorized access to our information technology systems.
We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations.
Our business depends on good relations with, and the retention and hiring of, employees.
We may experience labor disputes, work stoppages or other disruptions in production that could adversely affect our business and results of operations. Labor disruptions may be used to advocate labor, political or social goals, particularly at non-U.S. mines. For example, labor disruptions may occur in sympathy with strikes or labor unrest in other sectors of local economies. We cannot assure that work stoppages, union organizing activities or other disruptions will not occur in the future. Any such work stoppage or disruption could expose us to significant costs and have a material adverse effect on our business, results of operations or financial condition.

We compete with other mining companies to attract and retain key executives, skilled labor, contractors and other employees. We may be unable to continue to attract and retain skilled and experienced employees, which could have an adverse effect on our competitive position or adversely impact our results of operations or financial condition.
Continuation of our mining operations is dependent on the availability of sufficient and affordable water supplies.
Our mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, our properties in Mexico and Nevada are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of our operating mines currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain production at current or expected levels, require us to curtail or shut down mining production and could prevent us from pursuing expansion or development opportunities, which could adversely affect our results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which we operate which could also limit access to sufficient water resources, thus adversely affecting our operations.
We may not be able to recognize the benefits of deferred tax assets
We have accrued deferred tax assets in various jurisdictions from past operating losses, however, we may not be able to utilize part or all of these assets in the future. We recognize the expected future tax benefit from these assets only if it is considered more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets that are not more likely than not to be utilized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income, including application of existing tax laws in each jurisdiction, assumptions about future metals prices, the macroeconomic environment and results of our operations. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future benefits represented by our deferred tax assets. Deferred tax assets in the United States are also subject to limitation if we experience a change in stock ownership in accordance with Section 382 of the Internal Revenue Code. Management has determined that we experienced ownership changes, for purposes of Section 382, during 2002, 2003, 2007, and 2015. Based on management’s calculations, we do not expect any of our deferred tax assets to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period.
RISKS RELATED TO INDEBTEDNESS AND FINANCING
Our future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of December 31, 2020, we had approximately $275.5 million of outstanding indebtedness. Our ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. Our results of operations and cash flows, in part, are subject to economic factors beyond our control, including the market prices of gold, silver, zinc and lead. We may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments.
If our cash flows from operations are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. In addition, the interest rate for our senior secured revolving credit facility (“RCF”), pursuant to a Credit Agreement entered into on September 29, 2017 among us, as borrower, certain of our subsidiaries, as guarantors, Bank of America, N.A., as administrative agent and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia and ING Capital LLC, as lenders, is determined, at our option, by the London Interbank Offered Rate (“LIBOR”), and we and our lenders may not be able to agree to a new benchmark interest rate before LIBOR is expected to be eliminated by the end of 2021, which may result in higher interest costs for us. The agreements governing our outstanding indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. If we raise additional funds by issuing equity securities or securities convertible into equity securities, holders of our common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of common stock.
The terms of our debt impose restrictions on our operations.
The agreements governing our outstanding indebtedness include a number of significant negative covenants. These covenants, among other things:
•limit our ability to obtain additional financing, repurchase outstanding equity or issue debt securities;
•require us to meet certain financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio;
•require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, which reduces the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limit our ability to sell, transfer or otherwise dispose of assets, enter into transactions with and invest capital in affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends, consolidate, amalgamate, merge or sell all or substantially all of our assets;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for and reacting to changes in the industry in which we compete; and
•place us at a disadvantage compared to other, less leveraged competitors.
A breach of any of these covenants could result in an event of default under the applicable agreement governing our outstanding indebtedness that, if not cured or waived, could cause all amounts outstanding with respect to the debt to be due and payable immediately. Acceleration of any debt could result in cross-defaults under our other debt instruments. Our inability to meet any of these covenants may also result in a lender requiring us to agree to additional restrictive covenants which may, among other things, limit our ability to fund our existing operations or incur additional indebtedness. Our assets and cash flow may be insufficient to repay borrowings fully under all of our outstanding debt instruments if any of our debt instruments are accelerated upon an event of default, which could force the Company into bankruptcy or liquidation.
Any downgrade in the credit ratings assigned to us or our debt securities could increase future borrowing costs, adversely affect the availability of new financing and may result in increased collateral requirements under our existing surety bond portfolio.
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to us or our debt securities will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in gold and silver prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of our outstanding debt securities, our existing debt, and our ability to obtain new financing on favorable terms, if at all, increase borrowing costs, and may result in increased collateral requirements under our existing surety bond portfolio, which in turn may adversely affect our results of operations and financial position.
RISKS RELATED TO APPLICABLE LAWS AND REGULATIONS
We are subject to significant governmental regulations, including the U.S. Mine Safety and Health Act, the Health, Safety and Reclamation Code for Mines under the British Columbia Mines Act and Relevant Sections of the Mexican Official Regulations, and related costs and delays associated with compliance may negatively affect our business.
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
Failure to comply with applicable laws, regulations and permitting requirements may result in temporary or extended shutdowns, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures including the payment of fines or penalties, capital expenditures, installation of additional equipment or remedial actions, any of which could have a material, adverse effect on our business and results of operations.
Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.
Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. We may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that we have made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently or formerly owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. We cannot assure that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows.
Some of the mining waste from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. Under the Mercury Export Ban Act of 2008 (“MEBA”), incidental elemental mercury generated at our Rochester mine as part of the processing of ore may not be exported outside of the United States and is required to be stored in a storage facility designated by the U.S. Department of Energy (“DOE”). Near the end of 2019, the DOE designated a facility and issued a long-term management and storage fee rule; however, the facility designation process and fee was subjected to legal challenges by us and other third parties. Following legal challenges by Coeur and others, the DOE agreed to vacate the 2019 rule and commence a new rulemaking process, which is pending. The future rule could result in material cost being incurred to ship and store Coeur Rochester's mercury. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal/indigenous governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota, in British Columbia (Canada) under the Health, Safety and Reclamation Code for Mines in British Columbia, the British Columbia Environmental Management Act and the Canadian Metal and Diamond Mining Effluent Regulations, and in Mexico under the General Law of Ecological Balance and Protection of the Environment (the "GLEBPE") and the regulations under the GLEBPE related to environmental protection in impact assessment matters. In addition, proposed CERCLA regulations requiring mining companies to obtain supplemental financial assurance could, if adopted, have a material adverse effect on results of operations and cash flows.
Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in Nevada, Alaska and South Dakota, and are regulated under the Environmental Management Act in British Columbia (Canada) and the GLEBPE and the regulations under GLEBPE related to prevention and control of the pollution of the atmosphere in Mexico. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in greenhouse gas emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows.
In addition, U.S. environmental conservation efforts could result in the withdrawal of certain federal lands from mineral entry under the Mining Law, which could have the effect of restricting our current or future planned activities involving our unpatented mining claims on the affected public lands.
We are required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming. Our ability to obtain necessary government permits to expand operations or begin new operations may be materially affected by third-party activists.
In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for POA 11 at Rochester and the permitting effort currently underway for POA 1 at Kensington. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary to our operations or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect our revenues and future growth. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.
Private parties such as environmental activists frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development or expansion of a mine. In addition, our ability to successfully obtain key permits and approvals to explore for, develop, operate and expand mines and to conduct our operations will likely depend on our ability to develop, operate, expand and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate.
If future permitting applications or amendments are not approved on a timely basis or at all, or if the permitting process is delayed for any reason, including to address public comments, our plans for continued operations and future growth could be materially adversely affected, which could have a material adverse effect on our financial condition and results of operations.
Our business is subject to anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.
We operate in certain jurisdictions that have experienced governmental and private sector corruption. The U.S. Foreign Corrupt Practices Act, as well as Canadian and Mexican anti-bribery laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations. Our Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws; however, there can be no assurance that our internal control policies and procedures always will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts or violations of laws committed by our affiliates, employees or agents.
We are subject to litigation and may be subject to additional litigation in the future.
We are currently, and may in the future become, subject to other litigation, arbitration or proceedings with other parties. If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.
Disputes regarding our mining claims, concessions or surface rights to land in the vicinity of our mining projects could adversely impact operations.
The validity of mining or exploration claims, concessions or rights, which constitute most of our property holdings, is often uncertain and may be contested. We have used commercially reasonable efforts, in accordance with industry standards, to investigate our title or claims to our various properties, however, no assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration and mining claims, concessions or rights or that such exploration and mining claims, concessions or rights will not be challenged by third parties. Although we have attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice we do not generally obtain title opinions until a decision is made to develop a property. As a result, some titles, particularly titles to undeveloped properties may be defective. Defective title to any of our exploration and mining claims, concessions or rights could result in litigation, insurance claims and potential losses affecting our business as a whole. There may be challenges to the title of any of the claims comprising our projects that, if successful, could impair development and operations. A defect could result in us losing all or a portion of our right, title, estate and interest in and to the properties to which the title defect relates.
In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, federally recognized agrarian communities called ejidos control surface or surface access rights to the land. An ejido may sell or lease lands directly to a private entity. While we have agreements or are in the process of negotiating agreements with the ejidos that impact all of our projects in Mexico, some of these agreements may be subject to renegotiation or legal challenges.
The Company’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors.
We are subject to tax laws in the United States and numerous foreign jurisdictions. U.S. President Biden’s administration (the “Administration”) has called for changes to fiscal and tax policies, which may include comprehensive tax reform.
The Administration has previously proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, a 15% minimum tax on worldwide book income, and other various tax law changes. If any or all of these (or similar) proposals are enacted into law, in whole or in part, they could have a negative impact on the Company’s effective tax rate.
Currently, the Company incurs losses in certain countries where it does not receive a financial statement benefit, and the Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on the Company’s overall effective tax rate.
RISKS RELATED TO OUR COMMON STOCK
We have the ability to issue additional equity securities, including in connection with an acquisition of other companies, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.
The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of our existing stockholders’ equity ownership. We are authorized to issue, without stockholder approval, 10.0 million shares of preferred stock in one or more series, to establish the number of shares to be included in each series and to fix the designation, powers, preferences and relative participating, optional, conversion and other special rights of the shares of each series as well as the qualification, limitations or restrictions on each series. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue additional equity securities, the price of our common stock may be materially and adversely affected.
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
Mexico — Palmarejo
The Palmarejo complex operated by our wholly-owned subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”) consists of (1) the Palmarejo processing facility; (2) the Guadalupe underground mine, located about eight kilometers southeast of the Palmarejo mine; (3) the Independencia underground mine, located approximately 800 meters northeast of the Guadalupe underground mine, (4) the La Nación underground mine, located adjacent to the Independencia underground mine; and (5) other nearby deposits and exploration targets. The Palmarejo complex is located in the state of Chihuahua, Mexico. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.
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
USA (Nevada)  — Rochester
The Rochester mine, and associated heap leach facilities operated by our wholly-owned subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”), is an open pit silver and gold mine located in Pershing County, Nevada, approximately 13 miles northeast of the city of Lovelock. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. In November 2018, Coeur Rochester acquired the Lincoln Hill, Gold Ridge and Wilco projects adjacent to Rochester from Alio Gold. The Rochester mine is fully supported with electricity, supplied by a local power company. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area. Based upon actual operating experience and metallurgical testing, the Company estimates 20 year recovery rates for crushed ore between 57.3% and 68.9% for silver and 87.9% and 94.9% for gold, depending on the ore being leached and pad placement.
Coeur Rochester lands, including the Lincoln Hill and related assets, consist of approximately 43,541 net acres, which encompasses 1,465 owned and 337 leased Federal unpatented lode claims, appropriating approximately 30,038 net acres of Public Land, 23 patented lode claims, consisting of approximately 392 acres, interests owned in approximately 6,929 gross acres of additional real property and certain rights in and to approximately 6,182 acres, held either through lease, letter agreement or license.
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
Coeur Rochester is obligated to pay a net smelter returns royalty to the prior owner when the average quarterly market price of silver equals or exceeds $23.60 per ounce, indexed for inflation up to a maximum rate of 5%, on the condition that the Rochester mine achieves positive cash flow for the applicable year. If cash flow is negative in any calendar year, the maximum royalty payable is $250,000.
A security interest in the Rochester mine has been granted in favor of the lenders under the Company’s revolving credit facility.
USA (Alaska) — Kensington
The Kensington underground gold mine and associated milling facilities operated by our wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”) are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third-party smelters. Waste material is deposited in an impoundment facility on the property. Power is supplied by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau.
Coeur Alaska controls two contiguous property groups: the Kensington Group and Jualin Group. The Kensington Group, totaling approximately 4,002 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 291 Federal unpatented lode claims covering approximately 3,141 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres. The Jualin Group, totaling approximately 8,366 net acres, is comprised of 23 patented lode and patented mill site claims covering approximately 388 net acres, 444 Federal unpatented lode claims and 75 Federal unpatented mill site claims appropriating approximately 7,729 net acres, a State of Alaska upland mining lease comprising approximately 682 acres, one State of Alaska mining claim comprising approximately three acres and four State-selected mining claims covering approximately 70 acres. 14 of the 23 patented lode claims cover private surface estate only. The mineral estate to these 14 patented lode claims is owned by the State of Alaska, the mineral rights to which are secured by a State of Alaska upland mining lease. The Company controls properties comprising the Jualin Group, under a lease agreement with Hyak Mining Company, which is valid until August 5, 2035 and thereafter, provided mining and production are actively occurring within and from the leased premises.
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
USA (South Dakota) — Wharf
The Wharf mine is located in the northern Black Hills of western South Dakota, approximately four miles south and west of the city of Lead, South Dakota. Access is established by paved road with power supplied by a local power company. Coeur acquired the Wharf mine in 2015 and owns all of the issued and outstanding equity interests in Wharf Resources (U.S.A.) Inc. (“Wharf”) and its wholly-owned subsidiary, Golden Reward Mining Limited Partnership (“Golden Reward”), the owners of the Wharf mine.
There are two contiguous property groups located at the Wharf mine; the Wharf Group and the Golden Reward Group, owned or controlled by Wharf and Golden Reward. The Wharf Group is generally described as the northern and western portions of the project, while the Golden Reward Group is generally described as the southern and eastern portion of the project.
The Wharf Group is comprised of 362 patented lode claims, 35 government lots, 123 subdivided lots, and 59 federal unpatented lode claims. These interests cover approximately 3,585 net surface acres, 652 net mineral acres where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres of non-Precambrian mineral estate, 1,603 net mineral acres of Precambrian mineral estate and 287 net acres of federal unpatented lode claims. The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 34 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,564 net acres of surface estate, 2,988 net mineral acres of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres of Non-Precambrian mineral estate, 153 net mineral acres of Precambrian mineral estate and 25 net acres of federal unpatented lode claims.
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
Wharf and Golden Reward are also obligated to pay a 1.6125% non-participating royalty to Donald D. Valentine, et al, and a 1.00% non-participating royalty to Metalla America, Ltd. on gold that is produced from ores mined and delivered to heap leach pads or recovered from tailings. This royalty encumbers the mineral estate, including the Precambrian Mineral Estate, of much of the lands comprising the Wharf Group, together with a small portion of the lands encompassing the Golden Reward Group. Wharf holds a right of first refusal to purchase this royalty upon any proposed transfer by the royalty holder.
A security interest in the Wharf mine has been granted in favor of the lenders under the Company’s revolving credit facility.

Canada (British Columbia) — Silvertip
The Silvertip mine, operated by our wholly-owned subsidiary Coeur Silvertip Holdings Ltd. (“Coeur Silvertip”) is located in British Columbia, Canada and consists of sixty-six (66) contiguous mineral claims containing approximately 39,375 hectares (97,298 acres) and two mining leases containing approximately 1,528 hectares (3,777 acres). In total, the Silvertip mine covers an area of approximately 40,904 hectares (101,076 acres). All mineral claims are valid for one year after recording. To maintain a claim, the recorded holder must, on or before the expiry date of the claim, either perform exploration and development work on that claim (or contiguous block of claims) and register such work online, or register a payment instead of exploration and development work.
Silvertip maintains two mining leases which are also subject to the Mineral Tenure Act regulations. Coeur Silvertip’s mining leases cover 1,528.79 hectares (3,777.72 acres). Mining leases are held by making an annual rental payment of CAD$20 per hectare. The mining leases expire 30 years after the grant date, and all leases held by Coeur Silvertip are valid until 2045 or later.
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
Coeur Silvertip is obligated to pay a 2.5% net smelter returns royalty payable to Maverix Metals, Inc. on all mineral products produced from the Silvertip mine. Coeur Silvertip is also obligated to pay to Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineralized material mined, and 1.00% thereafter, on all mineral leases that underlie the Silvertip mine and that were in existence at April 11, 2016. Coeur Silvertip has entered into formal agreements with the Kaska Nation and the Tahltan Nation, pursuant to which the Company provides various types of benefits to these First Nations, including financial payments, employment opportunities and business development opportunities, in consideration of their ongoing support for the Silvertip mine.
NEAR-MINE EXPLORATION
Exploration expense from continuing operations was $42.6 million, $22.5 million, and $25.4 million in 2020, 2019 and 2018, respectively. Capitalized drilling from continuing operations was $8.0 million in 2020 and $7.5 million in 2019. Coeur’s exploration program completed over 783,200 feet (238,700 meters) of combined core and reverse circulation drilling in 2020.
Mexico - Palmarejo
In 2020, exploration expense of $7.0 million was incurred, related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (131,100 feet or 39,950 meters). Expensed expansion drilling focused primarily on extensions of the Guadalupe and Independencia underground deposits, including La Bavisa and Hidalgo zones in the Independencia deposit, and the northern extension of Independencia deposit. Capitalized drilling of $4.0 million related to conversion drilling in the Guadalupe deposit, including Las Animas, Zapata and La Patria zones, and in the Independencia deposit, including La Bavisa zone, for a total of 94,900 feet or 28,900 meters. In 2019, exploration expense of $5.6 million was incurred, related to mapping, sampling, drill target generation, and drilling new silver and gold mineralization (100,700 feet or 30,675 meters). Expensed expansion drilling focused primarily on extensions of the Guadalupe and Independencia mines, including La Nación, Zapata, Colorado Sur, La Bavisa, Hidalgo and Barrera veins. Capitalized drilling of $4.5 million related to conversion drilling in the Guadalupe and Independencia (99,800 feet or 30,400 meters).
In 2021, the Company expects to incur between $8.5 million to $9.5 million of expansion drilling expense focused on discovery and expansion of mineralization three zones that are portions of the Independencia deposit; the Hidalgo zone located northwest of the Independencia deposit; the La Bavisa vein located at approximately 2000 feet (600 meters) east-northeast of the Independencia deposit; and, several new targets that have been identified by our geologic team north of La Prieta/La Blanca deposits. Additionally, the Company is planning between $4.6 million to $5.6 million of infill resource conversion drilling in various zones of the Guadalupe and Independencia deposits.

USA (Nevada) - Rochester
In 2020, expensed expansion drilling was $3.3 million and capitalized conversion drilling was $1.8 million. Expansion drilling consisted of 25,600 feet (7,800 meters) of reverse circulation and core drilling, including directional core technology implemented to test the East Rochester mineralization under the Stage I and Stage II leach pads. Capitalized conversion drilling consisted of 26,000 feet (7,925 meters) ) of reverse circulation drilling, focused on infill mainly within the Rochester Pit. In 2019, expensed expansion drilling was $0.7 million and capitalized conversion drilling was $1.2 million. Expansion drilling consisted of 9,300 feet (2,825 meters) of reverse circulation drilling testing the Lincoln Hill mineralization. Capitalized conversion drilling consisted of 7,100 feet (2,175 meters) of core drilling, focused on infill within the Rochester Pit and within the East Rochester mineralization. In 2021, the Company expects to incur between $5.9 million and $6.9 million of expansion drilling expense testing several targets, including East Rochester, East Packard, Lincoln Hill, Independencia Hill and Gold Ridge. Additionally, between $2.6 million and $3.6 million in conversion drilling is planned to infill the main pit at Rochester and portions of East Rochester.
USA (Alaska) - Kensington
In 2020, exploration expense of $8.6 million, which consisted of 124,300 feet (37,875 meters), was focused on the expansion and discovery of the underground Elmira, Johnson, Cookhouse, Jualin, Eureka, upper Kensington Zone 30 and Northern Belle veins, as well as upper Raven, Jennifer, Big Lake and upper Johnson veins, during the summer surface drilling program. A total of $1.6 million of conversion drilling, which consisted of 31,800 feet (9,700 meters), was focused on Elmira and Eureka, with limited drilling within the Kensington Main ore body. In 2019, exploration expense of $5.6 million, which consisted of 91,000 feet (27,750 meters), was focused on the expansion and discovery of the underground Raven, Elmira, Johnson, Eureka, Bear, Ophir, Jualin #2 and Jualin #5 veins, and Comet-Seward veins from surface drill platforms, as well as limited expansion drilling of the Raven vein and Kensington Main. A total of $2.0 million of conversion drilling, which consisted of 36,600 feet (11,175 meters), was focused on Elmira, Raven and Kensington Main Zone 30. In 2021, the Company expects to incur between $8.7 million and $9.7 million of expansion drilling expense related to continued expansion of at upper Elmira, upper Raven and the new Johnson Vein, and between $1.6 million and $2.6 million of conversion drilling at Elmira, Raven, Jennifer, Northern Belle, Eureka and upper Kensington Zone 30.
USA (South Dakota) - Wharf
In 2020, exploration expense of $0.9 million was incurred, consisting of 24,700 feet (7,525 meters) all focused on expansion drilling/diligence at the Richmond Hill project/purchase option. In 2019, 3,200 feet (975 meters) of expansion drilling at the Richmond Hill project was completed due to the late season start to the program. In 2021, the Company expects to incur between $4.3 million and $5.3 million of infill conversion drilling in the Portland Ridge and Flossie zones of the Wharf deposit.
Canada (British Columbia) - Silvertip
In 2020, expansion drilling expense was $12.2 million consisting of 200,800 feet (61,225 meters), focused on near-mine resource expansion and larger step-out drilling to test the edges of the mineralized system, specifically north, east and south of the Discovery zone. The drilling led to discovery at the new Keda, Tour Ridge and Camp Creek zones. In 2019, expansion drilling expense was $2.5 million consisting of 50,700 feet (15,475 meters), focused on Discovery North, East and South zones, east of the Silvertip Underground Mine. Limited conversion drilling was completed, consisting of 7,800 feet (2,375 meters). In 2021, the Company expects to incur between $10.1 million and $11.1 million of expansion drilling expense around the current mineralization at the Discovery North, East and South zones, the 65 Zone, as well as the new Keda, Tour Ridge and Camp Creek zones. Larger step out scout drill tests will be completed at Tiger Terrace while the Company expands its search for a variety of new targets in the district. The Company also expects to incur between $3.1 million and $4.1 million of capitalized infill resource conversion drilling in various portions of the Discovery zone, 65 zone and the new Camp Creek zone later in the year.

ADVANCED-STAGE EXPLORATION PROPERTIES
USA (Nevada) — Sterling/Crown Project
In 2020, expansion drilling expense was $8.9 million and capitalized conversion drilling was $0.5 million. Expensed expansion drilling consisted of 111,000 feet (33,850 meters) testing areas around the Sterling/Crown Project mineralization at Crown Block, including Daisy, Secret Pass and SNA, and discovery of the new C-Horst zone. Capitalized conversion drilling consisted of 13,000 feet (3,950 meters) within the Sterling Mine area. In 2019, expansion drilling expense was $4.8 million and capitalized conversion drilling was $0.8 million. Expensed expansion drilling consisted of 78,400 feet (23,900 meters) testing areas around the Sterling/Crown Project mineralization at Daisy, Secret Pass and SNA. Capitalized conversion drilling consisted of 30,300 feet (9,225 meters) within the Sterling Mine area. In 2021, the Company plans to spend between $9.9 million and $10.9 million on expansion drilling in the Crown Block, including expansion at C-Horst, SNA and Daisy zones, and several new scout targets identified in 2020 that are located south of the new C-Horst zone.
EARLY-STAGE EXPLORATION PROPERTIES
In 2020, the Company invested $0.5 million in greenfields exploration, completing project submittal analysis and regional exploration compilations with a focus on projects in the USA, Mexico and Canada compared to $1.8 million in 2019. In 2021, the Company plans to spend between $0.9 million and $1.9 million on greenfields, early-stage exploration projects near Kensington, Alaska and Silvertip, BC with a focus on future mill-feed projects. Included in this budget will be funds for submittal analysis and regional exploration compilations.
OPERATING STATISTICS

	Palmarejo			Rochester
	2020	2019	2018	2020	2019	2018
Ore tons milled/placed	1,751,525	1,755,957	1,382,471	15,696,565	10,582,518	16,169,807
Ore grade gold (oz./ton)	0.07	0.08	0.10	0.002	0.003	0.004
Ore grade silver (oz./ton)	4.45	4.85	6.49	0.52	0.46	0.52
Recovery/Au oz. (%)	89.9%	84.3%	88.9%	—	—	—
Recovery/Ag oz. (%)	80.4%	79.3%	83.8%	—	—	—
Gold produced (oz.)	110,608	111,932	122,722	27,147	35,400	54,388
Silver produced (oz.)	6,269,206	6,762,265	7,516,390	3,174,529	3,761,060	5,037,983
Costs applicable to sales per gold ounce(1)	$610	$685	$561	$1,377	$1,251	$941
Costs applicable to sales per silver ounce(1)	$9.14	$9.13	$7.64	$16.35	$14.34	$11.54

	Kensington			Wharf
	2020	2019	2018	2020	2019	2018
Ore tons milled/placed	675,731	658,378	641,058	4,710,875	4,613,359	4,923,774
Ore grade gold (oz./ton)	0.20	0.21	0.18	0.027	0.023	0.022
Recovery/Au oz. (%)	93.0%	91.0%	92.3%	—	—	—
Gold produced (oz.) (2)	124,867	127,914	105,570	93,056	84,172	76,840
Costs applicable to sales per gold ounce(1)	$975	$917	$1,055	$923	$937	$879

	Silvertip
	2020	2019	2018
Silver produced (oz.) (3)	139,287	1,161,926	182,254
Zinc produced (lb.) (3)	2,459,756	17,103,427	4,181,033
Lead produced (lb.) (3)	2,176,847	16,555,622	2,072,013
Costs applicable to sales per silver ounce(1)	NM(4)	$31.92	$55.91
Costs applicable to sales per zinc pound(1)	NM(4)	$2.34	$3.34
Costs applicable to sales per lead ounce(1)	NM(4)	$1.76	$3.23
(1) See Non-GAAP Financial Performance Measures
(2) Excludes 8,208 ounces of gold which are excluded from the production numbers presented for 2018, unless otherwise noted.
(3) Excludes 0.2 million ounces of silver, 2.6 million pounds of zinc, 1.8 million pounds of lead which are excluded from the production numbers presented for 2018, unless otherwise noted.
(4) Due to the temporary suspension of mining and processing activities at Silvertip these amounts are not meaningful.

OPERATING STATISTICS OF DISCONTINUED OPERATIONS

	San Bartolomé
	2020	2019	2018
Ore tons milled	—	—	221,171
Ore grade silver (oz./ton)	—	—	3.36
Recovery/Ag oz. (%)	—	—	86.5
Silver produced (oz.)	—	—	643,078
Costs applicable to sales per silver ounce(1)	$—	$—	$16.99
(1) See Non-GAAP Financial Performance Measures
PROVEN AND PROBABLE RESERVES

	Gold Reserves at December 31, 2020(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	4,040	0.067	270	11,297	0.051	579	15,337	0.055	849	95%
Rochester(5)	396,867	0.003	1,047	62,554	0.003	172	459,421	0.003	1,219	92%
Kensington(6)	814	0.195	159	862	0.200	172	1,676	0.197	331	95%
Wharf(7)	19,181	0.024	462	9,186	0.028	258	28,367	0.025	720	79%
Total Gold	420,902		1,938	83,899		1,181	504,801		3,119

	Silver Reserves at December 31, 2020(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	4,040	4.29	17,344	11,297	3.72	42,057	15,337	3.87	59,401	84%
Rochester(5)	396,867	0.41	162,645	62,554	0.37	22,863	459,421	0.40	185,508	69%
Silvertip(8)	186	12.01	2,233	1,618	7.67	12,403	1,804	8.11	14,636	81%
Total Silver	401,093		182,222	75,469		77,323	476,562		259,545

	Zinc Reserves at December 31, 2020(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(8)	186	10.14	37,647	1,618	7.98	258,418	1,804	8.21	296,065	82%

	Lead Reserves at December 31, 2020(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(8)	186	8.53	31,656	1,618	4.99	161,569	1,804	5.36	193,225	88%

	Gold Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,093	0.093	102	10,576	0.056	591	11,669	0.059	693	90%
Rochester(5)	249,815	0.003	710	13,577	0.002	27	263,392	0.003	737	92%
Kensington(6)	898	0.200	180	779	0.239	186	1,677	0.218	366	95%
Wharf(7)	23,436	0.024	571	7,530	0.026	197	30,966	0.025	768	79%
Total Gold	275,242		1,563	32,462		1,001	307,704		2,564

	Silver Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery
Palmarejo(4)	1,093	5.17	5,649	10,576	4.24	44,843	11,669	4.33	50,492	84%
Rochester(5)	249,815	0.45	112,286	13,577	0.38	5,187	263,392	0.45	117,473	70%
Silvertip(8)	176	11.31	1,990	1,636	7.94	12,986	1,812	8.26	14,976	81%
Total Silver	251,084		119,925	25,789		63,016	276,873		182,941

	Zinc Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(8)	176	9.84	34,577	1,636	7.97	260,847	1,812	8.15	295,424	82%

	Lead Reserves at December 31, 2019(1)(2)(3)
	Proven Reserves			Probable Reserves			Proven and Probable Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Metallurgical Recovery
Silvertip(8)	176	8.07	28,366	1,636	5.14	168,096	1,812	5.42	196,462	88%
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
(2)    Assumed metal prices for 2020 Mineral Reserves were $17.00 per ounce of silver, $1,400 per ounce of gold, $1.15 per pound of zinc, $0.95 per pound of lead. Assumed metal prices for 2019 Mineral Reserves were $17.00 per ounce of silver, $1,350 per ounce of gold, $1.15 per pound zinc, $0.95 per pound lead. Mineral Reserves exclude the impact of the stream agreement at Palmarejo.
(3)    Mineral reserve estimates were prepared by the Company’s technical staff.
(4)    The cutoff grade for mineral reserves is 0.055 to 0.059 oz/ton Au.
(5)    The cutoff grade for mineral reserves is $2.65 to $3.70 net smelter return.
(6)    The cutoff grade for mineral reserves is 0.137 to 0.207 oz/ton Au.
(7)    The cutoff grade for mineral reserves is 0.012 oz/ton Au.
(8)    The cutoff grade for mineral reserves is $130 to $160 net smelter return.

MINERALIZED MATERIAL

	Mineralized Material at December 31, 2020(1)(2)(3)(4)
	Tons (000s)	Gold Grade (oz./ton)	Silver Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	13,431	0.046	3.81	—	—
Kensington Mine, USA(6)	3,594	0.231	—	—	—
Wharf Mine, USA(7)	25,710	0.024	—	—	—
Rochester Mine, USA(8)	298,020	0.002	0.24	—	—
Silvertip Mine, Canada(9)	2,344	—	7.44	4.62	9.43
La Preciosa Project, Mexico(10)	28,677	0.006	3.67	—	—
Lincoln Hill Project, USA(11)	32,310	0.011	0.32	—	—
Total Mineralized Material	404,086

	Mineralized Material at December 31, 2019(1)(2)(3)(4)
	Tons (000s)	Gold Grade (oz./ton)	Silver Grade (oz./ton)	Lead Grade (percent)	Zinc Grade (percent)
Palmarejo Mine, Mexico(5)	8,764	0.048	3.94	—	—
Kensington Mine, USA(6)	3,226	0.236	—	—	—
Wharf Mine, USA(7)	11,557	0.029	—	—	—
Rochester Mine, USA(8)	236,345	0.002	0.35	—	—
Silvertip Mine, Canada(9)	1,716	—	6.75	4.19	8.89
La Preciosa Project, Mexico(10)	28,677	0.006	3.67	—	—
Lincoln Hill Project, USA(11)	32,310	0.011	0.32	—	—
Total Mineralized Material	322,595
(1)Assumed metal prices for 2020 estimated mineralized material were $20.00 per ounce of silver, $1,600 per ounce of gold, $1.30 per pound of zinc, $1.00 per pound of lead, except Lincoln Hill and Wilco at $1,350 per ounce of gold and $22.00 per ounce of silver, and La Preciosa at $1,500 per ounce of gold and $20.00 per ounce of silver. Assumed metal prices for 2019 estimated mineralized material were $20.00 per ounce of silver, $1,500 per ounce of gold, $1.30 per pound zinc, $1.05 per pound lead, except Lincoln Hill and Wilco at $1,350 per ounce gold and $22.00 per ounce silver, and Sterling at $1,200 per ounce of gold.
(2)Estimated with mining cost parameters and initial metallurgical test results.
(3)Mineralized material estimates were completed by the Company’s technical staff, except for La Preciosa, which was completed by an external consultant supervised by technical company staff.
(4)Estimated using 3-dimensional geologic modeling and geostatistical evaluation of the exploration drill data. Mineralized material is reported exclusive of reserves. “Mineralized material” as used in this Annual Report on Form 10-K, although permissible under Guide 7, does not indicate “reserves” by SEC standards. There is no certainty that any part of the reported mineralized material will ever be confirmed or converted into Guide 7 compliant “reserves”.
(5)Cutoff grades for mineralized material is 3.00 to 3.50 oz/ton AuEq.
(6)The cutoff grade for mineralized material is 0.12 to 0.20 oz/ton Au.
(7)The cutoff grade for mineralized material is 0.010 oz/ton Au.
(8)The cutoff grade for mineralized material is 5.55 to 5.60 oz/ton AuEq.
(9)The cutoff grade for mineralized material is $100 to $120 net smelter return.
(10)The cutoff grade for mineralized material is $10 net smelter return
(11)The cutoff grade for mineralized material is 0.15 to 0.20 oz/ton AuEq.

Item 3.         Legal Proceedings
See Note 21 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol CDE.
On February 15, 2021, there were 243,575,442 outstanding shares of the Company’s common stock which were held by approximately 1,251 stockholders of record.
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

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX
The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2015 and ending December 31, 2020 to the S&P 500 and a Peer Group Index consisting of the following companies: Agnico-Eagle Mines Limited, Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Eldorado Gold Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, Royal Gold, Inc., SSR Mining Inc., Tahoe Resources Inc., and Yamana Gold Inc. (“Peer Group”). The Company formerly included Detour Gold Corporation (“Detour”) in the Peer Group. Detour was acquired in 2020 by a company that is not part of the Company’s Peer Group.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

500
400
300
200
100
0
Dec-2015
Dec-2016
Dec-2017
Dec-2018
Dec-2019
Dec-2020
Coeur Mining
S&P 500
Peer Group

	Dec. 2015	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020
Coeur Mining	100.0	366.53	302.42	180.24	325.81	417.34
S&P 500 Index	100.0	111.96	136.40	130.42	171.49	203.04
Peer Group	100.0	168.24	196.20	176.20	273.79	339.28

Item 6.Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

	Year ended December 31,
In thousands except share data	2020	2019	2018	2017	2016
Revenue	$785,461	$711,502	$625,904	$709,598	$571,897
Costs applicable to sales	440,335	551,181	440,950	440,260	335,375
Income (loss) from continuing operations	25,627	(346,896)	(48,955)	10,925	22,435
Income (loss) from discontinued operations	—	5,693	550	(12,244)	32,917
Net income (loss)	$25,627	$(341,203)	$(48,405)	$(1,319)	$55,352

Basic income (loss) per share:
Income (loss) from continuing operations	$0.11	$(1.59)	$(0.26)	$0.06	$0.14
Income (loss) from discontinued operations	$—	$0.03	$—	$(0.07)	$0.21
Basic	$0.11	$(1.56)	$(0.26)	$(0.01)	$0.35

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.11	$(1.59)	$(0.26)	$0.06	$0.14
Income (loss) from discontinued operations	$—	$0.03	$—	$(0.07)	$0.20
Diluted	$0.11	$(1.56)	$(0.26)	$(0.01)	$0.34

	At December 31,
In thousands	2020	2019	2018	2017	2016
Total assets	$1,403,977	$1,378,636	$1,712,500	$1,701,175	$1,318,909
Reclamation and mine closure liabilities	$139,274	$136,531	$135,546	$120,832	$88,701
Debt, including current portion	$275,501	$295,497	$458,826	$411,322	$210,637
Stockholders’ equity	$693,479	$667,004	$852,512	$814,977	$768,487
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
2020 Highlights
For the full year, Coeur reported revenue of $785.5 million and cash flow from operating activities of $148.7 million. We reported GAAP net income from continuing operations of $25.6 million, or $0.11 per diluted share. On an adjusted basis1, the Company reported EBITDA of $263.4 million and net income from continuing operations of $59.0 million, or $0.24 per diluted share.
•Strong second half drove solid full-year 2020 financial results - Revenue, operating cash flow and adjusted EBITDA1 increased 10%, 62% and 51%, respectively, in 2020. Additionally, we generated $49.4 million of free cash flow1 during the year. These notable year-over-year improvements reflect strong operational performance and the benefit of higher precious metals prices during the second half of 2020
•Solid production in-line with full-year guidance ranges - Coeur successfully achieved its consolidated and site-level production guidance for both gold and silver. Gold production in the fourth quarter remained strong at 96,377 ounces, bringing the full-year total to 355,678 ounces. Silver production increased 11% quarter-over-quarter to approximately 2.8 million ounces, largely due to a 38% improvement at Rochester, which helped to drive full-year production to roughly 9.7 million ounces
•Maintained cost and capital discipline - Substantially all of our site-level unit costs were below or within full-year guidance ranges, reflecting prudent cost management during 2020. Additionally, consolidated figures for capital expenditures, exploration, and general and administrative expenses were also below or within full-year guidance ranges
•Rochester expansion project expected to reposition operation as cornerstone asset - Late in the fourth quarter, Coeur published an updated technical report for its Rochester mine in Nevada which reflects significant reserve growth and the benefits of a larger-scale expansion project. The 18-year, reserve-based mine plan has an expected after-tax net asset value of $634 million with an anticipated internal rate of return of 31%
•Largest exploration program in Company history led to strong reserve growth - We completed the largest exploration program in its history during 2020, increasing its investment by 68% to $50.6 million and drilling approximately 783,200 feet (238,700 meters). Proven and probable gold and silver reserves increased 22% and 42%, respectively, while measured and indicated mineralized material were higher across all metals for the second consecutive year. Additionally, strong drilling results at Silvertip helped to significantly expand zinc and lead mineralized material, marking the largest and most successful exploration program in the history of the project
•Continued enhancing balance sheet and increasing financial flexibility - Coeur ended the year with $92.8 million of cash and cash equivalents, 20% and 67% higher quarter-over-quarter and year-over-year, respectively. The Company also increased the aggregate capacity of the RCF from $250.0 million to $300.0 million and repaid the remaining outstanding borrowings under the facility. Total debt3 at the end of the year was $275.5 million, compared to $295.5 million at the end of 2019

Selected Financial and Operating Results

	Year Ended December 31,
In thousands	2020	2019	2018
Financial Results from Continuing Operations:
Gold sales	$584,633	$493,347	$427,008
Silver sales	$200,175	$191,478	$193,153
Zinc sales	$(662)	$12,806	$3,612
Lead sales	$1,315	$13,871	$2,131
Consolidated Revenue	$785,461	$711,502	$625,904
Net income (loss)	$25,627	$(346,896)	$(48,955)
Net income (loss) per share, diluted	$0.11	$(1.59)	$(0.26)
Adjusted net income (loss)(1)	$59,013	$(54,583)	$(2,165)
Adjusted net income (loss) per share, diluted(1)	$0.24	$(0.25)	$(0.01)
EBITDA(1)	$214,767	$(154,378)	$87,102
Adjusted EBITDA(1)	$263,365	$173,854	$157,309
Total debt(2)	$275,501	$295,497	$458,826
Operating Results from Continuing Operations:
Gold ounces produced	355,678	359,418	359,520
Silver ounces produced	9,698,236	11,748,734	12,787,203
Zinc pounds produced	2,459,756	17,103,427	4,181,033
Lead pounds produced	2,176,847	16,555,622	2,072,013
Gold ounces sold	356,251	367,650	350,508
Silver ounces sold	9,628,429	11,914,567	12,354,817
Zinc pounds sold	3,203,446	18,154,521	4,375,995
Lead pounds sold	2,453,485	16,487,847	2,648,920
Average realized price per gold ounce	$1,641	$1,342	$1,218
Average realized price per silver ounce	$20.79	$16.07	$15.63
Average realized price per zinc pound, gross	NM(3)	$0.71	$0.83
Average realized price per lead pound, gross	NM(3)	$0.84	$0.80
Financial and Operating Results from Discontinued Operations:
Income (loss) from discontinued operations	$—	$5,693	$550
Silver ounces produced	—	—	643,078
Gold ounces produced	—	—	78
Silver ounces sold	—	—	704,479
Gold ounces sold	—	—	292
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.
(3)Due to the temporary suspension of mining and processing activities at Silvertip these amounts are not meaningful.

Consolidated Financial Results
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Revenue
Revenue increased by $74.0 million or 10%, as a result of a 22% and 29% increase in average realized gold and silver prices, respectively, partially offset by lower gold and silver ounces sold (3% and 19%, respectively), recovery delays at Rochester and the temporary suspension of mining and processing activities at Silvertip in February. We sold 356,251 gold ounces, 9.6 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds compared to 367,650 gold ounces, 11.9 million silver ounces, 18.2 million zinc pounds and 16.5 million lead pounds in the prior year. Gold and silver accounted for 74% and 25% of 2020 sales revenue, respectively, with zinc and lead accounting for the remaining sales revenue. This compares to gold and silver accounting for 69% and 27% of 2019 sales revenue.

The following table summarizes consolidated metal sales:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
Gold sales	$584,633	$493,347	$91,286	19%
Silver sales	200,175	191,478	8,697	5%
Zinc sales	(662)	12,806	(13,468)	(105)%
Lead sales	1,315	13,871	(12,556)	(91)%
Metal sales	$785,461	$711,502	$73,959	10%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the temporary suspension at Silvertip and lower ounces sold at Palmarejo and Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $47.5 million, or 27%, primarily due to the temporary suspension at Silvertip, and longer assumed mine life based on year-end 2019 reserve growth at Palmarejo and lower ounces sold at Palmarejo and Rochester.
Expenses
General and administrative expenses decreased $0.8 million, or 2%, primarily due to lower travel costs.
Exploration expense increased $20.1 million, or 89%, as a result of the decision to implement the largest drilling program in Company history. The Company completed 617,500 feet (188,225 meters) of expansion drilling and 165,700 feet (50,475 meters) of infill drilling in 2020 compared to 342,500 (104,425 meters) of expansion drilling and 181,600 feet (55,350 meters) of infill drilling in 2019.
Pre-development, reclamation, and other expenses increased $37.2 million, or 202%, stemming from ongoing carrying and temporary suspension costs at Silvertip and incremental costs incurred to comply with the Company’s COVID-19 health and safety protocols, partially offset by a gain resulting from the modification of a right of use lease at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
COVID-19	$15,555	$—	$15,555	100%
Silvertip ongoing carrying costs	16,384	—	16,384	100%
Silvertip temporary suspension costs	11,199	—	11,199	100%
Gain on modification of right of use lease	(4,051)	—	(4,051)	100%
Asset retirement accretion	11,754	12,154	(400)	(3)%
Other	4,813	6,267	(1,454)	(23)%
Pre-development, reclamation and other expense	$55,654	$18,421	$37,233	202%

Other Income and Expenses
Fair value adjustments, net, decreased to a gain of $7.6 million compared to $16.0 million as a result of changes in value related to the Company’s equity investments, primarily Integra Resources Corp. ("Integra Resources") and Metalla Royalty & Streaming Ltd. ("Metalla"), which had estimated fair values of $11.9 million and $1.0 million, respectively, at December 31, 2020.
Interest expense (net of capitalized interest of $1.5 million) decreased to $20.7 million from $24.8 million due to a lower interest rate paid under the RCF and lower average balances of both the RCF and 2024 Senior Notes.
Other, net increased to a loss of $5.9 million compared to a loss of $3.2 million due to an increase in losses on the sale of assets and a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars, partially offset by a reduction in foreign exchange losses.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year ended December 31,
In thousands	2020	2019
Income and mining tax (expense) benefit at statutory rate	$(13,161)	$75,185
State tax provision from continuing operations	(152)	1,243
Change in valuation allowance	(17,522)	(77,220)
Percentage depletion	5,056	820
Uncertain tax positions	2,321	2,358
U.S. and foreign permanent differences	3,844	2,272
Foreign exchange rates	1,390	(7,066)
Foreign inflation and indexing	684	(2,933)
Foreign tax rate differences	(3,971)	19,729
Mining, foreign withholding, and other taxes	(17,457)	(2,746)
Other, net	1,923	(513)
Income and mining tax (expense) benefit	$(37,045)	$11,129

Income and mining tax expense of approximately $37.0 million resulted in an effective tax rate of 59.1% for 2020. This compares to income tax benefit of $11.1 million or effective tax rate of 3.1% for 2019. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2020		2019
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$40,891	$(9,361)	$(16,702)	$(5,446)
Canada	(68,730)	232	(365,781)	32,203
Mexico	90,116	(27,949)	25,002	(15,625)
Other jurisdictions	395	33	(544)	(3)
	$62,672	$(37,045)	$(358,025)	$11,129
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
Net Income (Loss) from Continuing Operations
Net income from continuing operations was $25.6 million, or $0.11 per diluted share, compared to net loss of $346.9 million, or $1.59 per share. The increase in net income from continuing operations was driven by strong operating results at Wharf and Palmarejo, a 22% and 29% increase in average realized gold and silver prices, respectively, lower operating costs at Rochester and Silvertip, and an impairment of long-lived assets at Silvertip of $250.8 million in 2019. This was partially offset by lower sales of gold and silver (3% and 19%, respectively), higher exploration expense, ongoing carrying and severance costs at Silvertip and incremental costs associated with the Company’s COVID-19 health and safety protocols. Adjusted net income was $59.0 million, or $0.24 per diluted share, compared to adjusted net loss of $54.6 million, or $0.25 per share (see “Non-GAAP Financial Performance Measures”).
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Revenue
Revenue increased by $85.6 million as a result of a 5% increase in gold ounces sold, combined with a 10% increase in average realized gold prices and the inclusion of full-year sales from the Jualin deposit at Kensington and Silvertip, partially offset by 4% fewer silver ounces sold. The Company sold 367,650 gold ounces, 11.9 million silver ounces, 18.2 million zinc pounds and 16.5 million lead pounds compared to 350,508 gold ounces, 12.4 million silver ounces, 4.4 million zinc lead pounds and 2.6 million lead pounds in the prior year. Gold contributed 69% of sales, silver contributed 27%, zinc contributed 2% and lead contributed 2%, compared to 68% of sales from gold, 31% from silver, 1% from zinc and less than 1% from lead.

The following table summarizes consolidated metal sales:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2019	2018
Gold sales	$493,347	$427,008	$66,339	16%
Silver sales	191,478	193,153	(1,675)	(1)%
Zinc sales	12,806	3,612	9,194	255%
Lead sales	13,871	2,131	11,740	551%
Metal sales	$711,502	$625,904	$85,598	14%
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
Expenses
General and administrative expenses increased $3.1 million, or 10%, primarily due to higher employee related expenses and legal fees.
Exploration expense decreased $2.9 million, or 11%, as a result of lower near-mine exploration costs at Palmarejo, Kensington and Silvertip as well as lower greenfields explorations expense in the United States and Mexico, partially offset by exploration expense at the Sterling/Crown project located in southern Nevada. The Company completed 342,500 (104,425 meters) of expansion drilling and 181,600 feet (55,350 meters) of infill drilling in 2019 compared to 342,100 feet (104,275 meters) of expansion drilling and 349,675 feet (106,575 meters) of infill drilling in 2018.
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

The following table summarizes pre-development, reclamation, and other expenses:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2019	2018
Asset retirement accretion	$12,154	$11,116	$1,038	9%
Other	6,267	8,927	(2,660)	(30)%
Pre-development, reclamation and other expense	18,421	20,043	$(1,622)	(8)%
Other Income and Expenses
The Company incurred a $1.3 million loss in connection with the exchange of $20.0 million in aggregate principal amount of its 2024 Senior Notes (as defined in Note 12 -- Debt) for approximately 4.5 million shares of common stock.
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
Net Income (loss) from Discontinued Operations
In respect of the San Bartolomé mine and processing facility’s (which was divested by the Company in February 2018, the “Manquiri Divestiture”) operating results, income increased $5.1 million. In February 2019, the Company recorded an adjustment to the gain from the Manquiri Divestiture following the release of a liability associated with the Company’s post-closing indemnification obligations which were extinguished at that time.
2021 Guidance Framework
2021 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	100,000 - 110,000	6,500 - 7,750
Rochester	22,500 - 32,500	3,200 - 4,400
Kensington	115,000 - 130,000	—
Wharf	85,000 - 95,000	—
Total	322,500 - 367,500	9,700 - 12,150

2021 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$710 - $810	$11.00 - $12.00
Rochester (co-product)	$1,180 - $1,330	$15.00 - $17.00
Kensington	$1,010 - $1,110	—
Wharf (by-product)	$960 - $1,060	—

2021 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$80 - $100
Capital Expenditures, Development	$180 - $225
Exploration, Expensed	$46 - $51
Exploration, Capitalized	$17 - $21
General & Administrative Expenses	$37 - $41

Note: The Company’s guidance figures assume $1,850/oz gold and $24.00/oz silver as well as CAD of 1.27 and MXN of 19.50. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Continuing Operations
Palmarejo

	Year Ended December 31,
	2020	2019	2018
Tons milled	1,751,525	1,755,957	1,382,471
Average gold grade (oz/t)	0.07	0.08	0.10
Average silver grade (oz/t)	4.45	4.85	6.49
Average recovery rate – Au	89.9%	84.3%	88.9%
Average recovery rate – Ag	80.4%	79.3%	83.8%
Gold ounces produced	110,608	111,932	122,722
Silver ounces produced	6,269,206	6,762,265	7,516,390
Gold ounces sold	110,822	116,104	115,592
Silver ounces sold	6,301,516	6,841,380	7,229,179
Costs applicable to sales per gold ounce(1)	$610	$685	$561
Costs applicable to sales per silver ounce(1)	$9.14	$9.13	$7.64
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold and silver production decreased 1% and 7%, respectively, as a result of lower gold and silver grades, partially offset by higher gold and silver recovery. In the second quarter, Palmarejo temporarily suspended active mining and processing activities in accordance with a COVID-related government decree. After receiving guidance from the Mexican government in May that the suspension decree did not apply to precious metals mining, production began ramping back up in June, increasing steadily during the month as staffing levels returned to a pre-shutdown level. Despite the temporary suspension, Palmarejo’s milled tons were in-line with the prior year. Metal sales were $286.6 million, or 36% of Coeur’s metal sales, compared with $252.7 million, or 36% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 11% while costs applicable to sales per silver ounce remained comparable due to higher revenue contribution from silver sales compared to gold. Additionally, favorable foreign exchange rates and lower compensation and consumable costs contributed to an overall favorable movement in costs applicable to sales. Amortization decreased to $44.9 million due to longer assumed mine life based on year-end 2019 reserve growth and lower gold and silver ounces sold. Capital expenditures decreased to $25.5 million from $32.7 million due to lower underground development and lower mining equipment expenditures.
Precious metals mining is considered an essential business activity in Mexico. The Company is maintaining its rigorous health and safety protocols at Palmarejo aimed at limiting the exposure and transmission of COVID-19.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Gold and silver production decreased 9% and 10% in line with Company guidance, respectively, resulting from lower gold and silver grades and lower gold and silver recoveries, partially offset by higher mined tons from Guadalupe, Independencia and the new La Nación underground mine, which began production in the third quarter of 2019. Metal sales were $252.7 million, or 36% of Coeur’s metal sales, compared with $245.8 million, or 40% of Coeur’s metal sales. Lower production and higher consumable costs resulted in a 22% and 20% increase in costs applicable to sales per gold and silver ounce, respectively. Amortization decreased to $59.4 million due to lower ounces sold. Capital expenditures increased to $32.7 million from $29.4 million due to higher infrastructure expenditures at La Nación.

Rochester

	Year ended December 31,
	2020	2019	2018
Tons placed	15,696,565	10,582,518	16,169,807
Average gold grade (oz/t)	0.002	0.003	0.004
Average silver grade (oz/t)	0.52	0.46	0.52
Gold ounces produced	27,147	35,400	54,388
Silver ounces produced	3,174,529	3,761,060	5,037,983
Gold ounces sold	26,257	36,052	52,789
Silver ounces sold	3,054,139	3,844,556	4,854,579
Costs applicable to sales per gold ounce(1)	$1,377	$1,251	$941
Costs applicable to sales per silver ounce(1)	$16.35	$14.34	$11.54
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold and silver production decreased 23% and 16%, respectively, due to the impact of dilution from stacking high-pressure grinding roll (“HPGR”) crushed material on top of historic ore on the Stage IV leach pad and upset conditions in the Merrill-Crowe process plant due to higher-than-expected fine particulates in pregnant solution from ore placed on newly constructed inter-lift liners in the first nine months of 2020. Metal sales were $110.3 million, or 14% of Coeur’s metal sales, compared with $112.0 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce increased 10% and 14%, respectively, driven by higher cyanide and outside service costs and a change in the Company’s recovery rate assumptions, in line with the updated technical report for Rochester filed in December 2020. Amortization decreased to $14.3 million due to lower ounces sold. Capital expenditures increased to $37.5 million from $22.6 million due to the commencement of construction activities related to POA 11.
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

Kensington

	Year ended December 31,
	2020	2019	2018
Tons milled	675,731	658,378	641,058
Average gold grade (oz/t)	0.20	0.21	0.18
Average recovery rate	93.0%	91.0%	92.3%
Gold ounces produced	124,867	127,914	105,570
Gold ounces sold	124,793	130,495	106,555
Costs applicable to sales per gold ounce(1)	$975	$917	$1,055
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold production decreased 2% as a result of processing lower grade ore and COVID-19 response efforts that temporarily impacted mine production in the first nine months of 2020. Metal sales were $216.5 million, or 28% of Coeur’s metal sales, compared to $181.1 million, or 25% of Coeur’s metal sales. Costs applicable to sales per gold ounce increased 6% due to lower production and higher compensation, outside service and maintenance costs, partially offset by lower diesel costs. Amortization decreased to $49.5 million due to lower ounces sold. Capital expenditures decreased to $19.8 million from $23.5 million due to lower underground development.
Mining continues to be considered an essential business in Alaska. Rotational schedules remain extended from 14 days to 28 days in response to concerns related to COVID-19. All employees are required to quarantine and undergo a testing protocol prior to starting their 21-day rotation.
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

Wharf

	Year ended December 31,
	2020	2019	2018
Tons placed	4,710,875	4,613,359	4,923,774
Average gold grade (oz/t)	0.027	0.023	0.022
Gold ounces produced	93,056	84,172	76,840
Silver ounces produced	115,214	63,483	50,576
Gold ounces sold	94,379	84,999	75,572
Silver ounces sold	113,790	64,161	48,085
Costs applicable to sales per gold ounce(1)	$923	$937	$879
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold production increased 11% driven by higher grade. Metal sales were $170.2 million, or 22% of Coeur’s metal sales, compared to $121.4 million, or 17% of Coeur’s metal sales. Costs applicable to sales per gold ounce decreased 2% due to higher production and lower diesel costs. Amortization increased to $12.5 million due to higher ounces sold. Capital expenditures were $2.4 million.
South Dakota’s public order mandating the closure of all public-facing businesses does not include Wharf. The Company implemented and continues to maintain strong health and safety protocols aimed at limiting exposure to, and transmission of, COVID-19 at Wharf.
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

Silvertip

	Year Ended December 31,
	2020 (1)	2019	2018
Silver ounces produced	139,287	1,161,926	182,254
Zinc pounds produced	2,459,756	17,103,427	4,181,033
Lead pounds produced	2,176,847	16,555,622	2,072,013
Silver ounces sold	158,984	1,164,470	222,974
Zinc pounds sold	3,203,446	18,154,521	4,375,995
Lead pounds sold	2,453,485	16,487,847	2,648,920
Costs applicable to sales per silver ounce(2)	NM (3)	$31.92	$55.91
Costs applicable to sales per zinc pound(2)	NM (3)	$2.34	$3.34
Costs applicable to sales per lead ounce(2)	NM (3)	$1.76	$3.23
(1)Operational results in the table above reflect performance prior to the temporary suspension of mining and processing activities in February 2020.
(2)See Non-GAAP Financial Performance Measures.
(3)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Silvertip temporarily suspended mining and processing activities, unrelated to COVID-19, in February 2020. Operational results in the table above reflect performance prior to the temporary suspension. Ongoing carrying and temporary suspension costs are included in Pre-development, reclamation, and other.
The Company continues to advance its pre-feasibility work for Silvertip. Notably, the Company developed a new flowsheet that would help support a potential expansion to a throughput rate of 1,750 tonnes per day. The Company is now progressing the project through a more comprehensive front-end engineering and design phase, focusing on advancing engineering through detailed design to further de-risk capital estimates and enhance schedule certainty with respect to a potential restart or increase certainty for project delivery.
Mining is considered an essential service in the Province of British Columbia. The Company implemented and continues to maintain strong health and safety protocols, aimed at limiting the exposure to, and transmission of, COVID-19 at the site and in the surrounding communities.
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
Metal sales were $44.3 million compared to $8.9 million. Costs applicable to sales per ounce were impacted by a $64.6 million write-down of metal inventory as a result of higher than expected maintenance costs and lower than expected production levels, grades and recovery rates. During the fourth quarter of 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of continued deterioration in zinc and lead market conditions as well as ongoing operating challenges primarily related to the processing facility. As a result of the impairment indicators, a recoverability test was performed and the Company concluded that the carrying value of the long-lived assets for the Silvertip property was impaired. A non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019. Amortization was $36.7 million. Capital expenditures decreased to $17.5 million from $52.9 million due to preproduction capitalization, construction of the 220-person camp in 2018 and lower conversion drilling in 2019.

Liquidity and Capital Resources
At December 31, 2020, the Company had $94.2 million of cash, cash equivalents and restricted cash and $265.0 million available under its revolving credit facility (“RCF”). Cash and cash equivalents increased $37.1 million in the year ended December 31, 2020, due to a 22% and 29% increase in average realized gold and silver prices, respectively, strong operational results from Wharf, proceeds from the sale of shares of Metalla common stock, partially offset by lower ounces sold at Palmarejo, Rochester and Kensington, ongoing carrying costs at Silvertip and payment of the cash portion of the contingent consideration of $18.8 million associated with the Silvertip acquisition. Early in the second quarter, the Company completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company has been able to periodically draw and make repayments under its RCF throughout 2020. At December 31, 2020, the Company had no borrowings and $35.0 million in outstanding letters of credit under the RCF. Additionally, Coeur established the $100.0 million ATM Program during the second quarter as a means to proactively increase its financial flexibility in response to increased volatility and uncertainty associated with COVID-19. At the date of this filing, the Company has yet to issue any shares of its common stock under the ATM Program.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities for the year ended December 31, 2020 was $148.7 million, compared to $91.9 million for the year ended December 31, 2019. Adjusted EBITDA from continuing operations for the year ended December 31, 2020 was $263.4 million, compared to $173.9 million for the year ended December 31, 2019 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Year Ended December 31,
In thousands	2020	2019	2018
Cash flow before changes in operating assets and liabilities	$162,434	$134,234	$112,350
Changes in operating assets and liabilities:
Receivables	(9,463)	(2,739)	(9,260)
Prepaid expenses and other	(2,621)	280	4,876
Inventories	(34,538)	(62,998)	(44,488)
Accounts payable and accrued liabilities	32,897	23,103	(43,370)
Cash provided by (used in) continuing operating activities	$148,709	$91,880	$20,108
Net cash provided by operating activities increased $56.8 million in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a 22% and 29% increase in average realized gold and silver prices, respectively, and lower metal inventory write-downs at Silvertip, partially offset by lower ounces sold of gold and silver (3% and 19%, respectively). Revenue for the year ended December 31, 2020 increased by $74.0 million, of which $151.9 million was the result of higher average realized gold and silver prices, partially offset by a decrease of $77.9 million due to lower volume of gold and silver sales.
Net cash provided by operating activities increased $71.8 million in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to 5% higher sales of gold at 10% higher average realized prices, the prepayment for deliveries of concentrate from Kensington of $15.0 million, the timing of payments for accounts payables across the company and lower income and mining tax payments at Palmarejo in 2019 as compared to 2018, partially offset by lower than anticipated production at Silvertip that resulted in a $64.6 million write-down of metals inventory. Revenue for the year ended December 31, 2019 increased $85.6 million, of which $48.4 million was due primarily to higher average realized gold and silver prices and $37.2 million was due primarily to higher volume of gold, zinc and lead sales.

Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities in the year ended December 31, 2020 was $65.7 million compared to $92.6 million in the year ended December 31, 2019. Cash used in investing activities decreased primarily due to the net proceeds of $30.1 million from the sale of the Company’s equity investments. The Company had capital expenditures of $99.3 million in the year ended December 31, 2020 compared with $99.8 million in the year ended December 31, 2019. Capital expenditures in the year ended December 31, 2020 were primarily related to POA 11 at Rochester, which commenced construction activities during the third quarter, and underground development at Palmarejo and Kensington. Capital expenditures in the year ended December 31, 2019 were primarily related to underground development at Silvertip, Palmarejo, and Kensington, a new thickener at Palmarejo, POA 11 and the new crushing circuit, including the HPGR unit at Rochester.
Net cash used in investing activities in the year ended December 31, 2019 was $92.6 million compared to $102.0 million in the year ended December 31, 2018. Cash used in investing activities decreased primarily due lower capital expenditures, partially offset by receipt of $19.0 million of proceeds under the Manquiri Notes Receivable (as defined in Note 22 -- Discontinued Operations) in 2018. The Company had capital expenditures of $99.8 million in the year ended December 31, 2019 compared with $140.8 million in the year ended December 31, 2018. Capital expenditures in the year ended December 31, 2019 are described above. Capital expenditures in the year ended December 31, 2018 were primarily related to pre-production capital spending and the new 220-person camp at Silvertip, mining equipment at Kensington and underground development at Silvertip, Palmarejo and Kensington.
Cash Used in Financing Activities from Continuing Operations
Net cash used in financing activities in the year ended December 31, 2020 was $46.5 million compared to $60.9 million in the year ended December 31, 2019. During the year ended December 31, 2020, the Company fully repaid the $150.0 million drawn from the RCF during 2020, and paid cash contingent consideration of $18.8 million associated with the Silvertip acquisition. As of December 31, 2020, there were no borrowings outstanding under the RCF. During the year ended December 31, 2019, the Company repaid $135.0 million, net, of outstanding amounts under the RCF and paid cash contingent consideration of $18.7 million associated with the Silvertip acquisition, partially offset by net proceeds of approximately $123.1 million from the sale of 30.9 million shares of its common stock.
Net cash used in financing activities in the year ended December 31, 2019 increased to $60.9 million compared to $5.2 million in the year ended December 31, 2018. During the year ended December 31, 2018, the Company drew $35.0 million, net, from the RCF to repay a debt obligation of Silvertip and to finance working capital and general corporate purposes.

Contractual Obligations
The following table summarizes the Company’s contractual obligations at December 31, 2020 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations:
2024 Senior Notes	$230,000	$—	$230,000	$—	$—
Revolving Credit Facility(1)	—	—	—	—	—
Interest on debt	47,145	14,490	32,655	—	—
	277,145	14,490	262,655	—	—

Finance lease obligations(2)	52,338	23,958	26,580	1,800	—

Operating lease obligations:
Hyak mining lease (Kensington mine)	600	300	300	—	—
Operating leases	44,190	12,602	21,396	9,025	1,167
	44,790	12,902	21,696	9,025	1,167
Other long-term obligations:
Reclamation and mine closure(3)	331,992	2,299	16,588	79,493	233,612
Severance payments(4)	7,871	—	—	—	7,871
Unrecognized tax benefits(5)	1,365	—	—	—	—
Other long-term obligations	23,653	1,965	3,930	2,842	14,916
	364,881	4,264	20,518	82,335	256,399
Total	$739,154	$55,614	$331,449	$93,160	$257,566
(1)The Company had $265.0 million available under the RCF, net of $35.0 million in letters of credit outstanding as of December 31, 2020.
(2)The Company has entered into various finance lease agreements for commitments primarily over the next five years.
(3)Reclamation and mine closure amounts represent the Company’s estimate of the cash flows associated with its legal obligation to reclaim mining properties. This amount will decrease as reclamation work is completed. Amounts shown on the table are undiscounted.
(4)Accrued government-mandated severance at the Palmarejo complex.
(5)The Company is unable to reasonably estimate the timing of recognition of unrecognized tax benefits beyond 2020 due to uncertainties in the timing of the effective settlement of tax positions.
Environmental Compliance Expenditures
For the years ended December 31, 2020, 2019, and 2018, the Company spent $8.8 million, $8.2 million, and $7.9 million, respectively, in connection with routine environmental compliance activities at its operating properties. The Company estimates that environmental compliance expenditures during 2021 will be between $8.2 million and $9.2 million. Future environmental compliance expenditures will be determined by governmental regulations and the overall scope of the Company’s operating and development activities.

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
Under the Company’s concentrate sales contracts with third-party smelters, metal prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. When the Company sells gold concentrate to the third-party smelters, the performance obligation is satisfied when risk of loss is transferred to the customer. The contracts, in general, provide for provisional payment based upon provisional assays and historical metal prices. Final settlement is based on the applicable price for the specified future quotational period and generally occurs three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final metal settlement.
The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices can be either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when risk of loss is transferred to the customer.
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
The historical cost of the metal that is expected to be extracted within 12 months is classified as current. Ore on leach pad is valued based on actual production costs incurred to produce and place ore on the leach pads, less costs allocated to minerals recovered through the leach process.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates and relies upon laboratory testwork. Testwork consists of 60-day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than 20 years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In 2020, the Company revised its recovery rate assumptions in line with the updated technical report for Rochester filed in December 2020. This change resulted in an adjustment to the ending Ore on leach pads balance with the resulting charges allocated between Costs Applicable to Sales and Amortization in the amounts of $7.2 million and $1.2 million, respectively.

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

	Year ended December 31,
In thousands except per share amounts	2020	2019	2018
Net income (loss)	$25,627	$(341,203)	$(48,405)
(Income) loss from discontinued operations, net of tax	—	(5,693)	(550)
Fair value adjustments, net	(7,601)	(16,030)	(3,638)
Foreign exchange loss (gain)	(69)	5,900	8,611
(Gain) loss on sale of assets and securities	2,484	714	(19)
Impairment of long-lived assets	—	250,814	—
Silvertip inventory write-down	13,717	64,610	26,720
Wharf inventory write-down	3,323	3,596	—
Loss on debt extinguishment	—	1,282	—
Silvertip temporary suspension costs	7,164	—	—
Silvertip lease modification	(4,051)	—	—
Silvertip gain on contingent consideration	(955)	—	—
Novation	3,819	—	—
COVID-19 costs	15,555	—	—
Receivable write-down	—	1,040	6,536
Interest income on notes receivables	—	(198)	(1,776)
Manquiri sale consideration write-down	—	—	18,599
Rochester in-pit crusher write-down	—	—	3,441
Mexico inflation adjustment	—	—	(1,939)
Transaction costs	—	—	5
Tax effect of adjustments(1)(2)	—	(19,415)	(9,750)
Adjusted net income (loss)	$59,013	$(54,583)	$(2,165)

Adjusted net income (loss) per share - Basic	$0.25	$(0.25)	$(0.01)
Adjusted net income (loss) per share - Diluted	$0.24	$(0.25)	$(0.01)
(1) For the year ended December 31, 2019, tax effect of adjustments of $19.4 million (-6%) is primarily related to the write-down of Silvertip inventory.
(2) For the year ended December 31, 2018, tax effect of adjustments of $9.8 million (-20%) is primarily related to the write-down of Silvertip start-up costs.

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

	Year ended December 31,
In thousands except per share amounts	2020	2019	2018
Net income (loss)	$25,627	$(341,203)	$(48,405)
(Income) loss from discontinued operations, net of tax	—	(5,693)	(550)
Interest expense, net of capitalized interest	20,708	24,771	24,364
Income tax provision (benefit)	37,045	(11,129)	(16,780)
Amortization	131,387	178,876	128,473
EBITDA	214,767	(154,378)	87,102
Fair value adjustments, net	(7,601)	(16,030)	(3,638)
Foreign exchange (gain) loss	2,245	4,346	9,069
Asset retirement obligation accretion	11,754	12,154	11,116
Inventory adjustments and write-downs	1,144	5,904	2,093
(Gain) loss on sale of assets and securities	2,484	714	(19)
Impairment of long-lived assets	—	250,814	—
Silvertip inventory write-down	13,717	64,610	26,720
Silvertip temporary suspension costs	7,164	—	—
Silvertip lease modification	(4,051)	—	—
Silvertip gain on contingent consideration	(955)	—	—
COVID-19 costs	15,555	—	—
Novation	3,819	—	—
Wharf inventory write-down	3,323	3,596	—
Loss on debt extinguishment	—	1,282	—
Receivable write-down	—	1,040	6,536
Interest income on notes receivables	—	(198)	(1,776)
Manquiri sale consideration write-down	—	—	18,599
Rochester in-pit crusher write-down	—	—	3,441
Mexico inflation adjustment	—	—	(1,939)
Transaction costs	—	—	5
Adjusted EBITDA	$263,365	$173,854	$157,309

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

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flow from continuing operations	$148,709	$91,880	$20,108
Capital expenditures from continuing operations	99,279	99,772	140,787
Free cash flow	$49,430	(7,892)	(120,679)

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

Year Ended December 31, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$170,077	$100,418	$171,204	$102,108	$26,580	$570,387
Amortization	(44,873)	(14,306)	(49,477)	(12,473)	(8,923)	(130,052)
Costs applicable to sales	$125,204	$86,112	$121,727	$89,635	$17,657	$440,335

Metal Sales
Gold ounces	110,822	26,257	124,793	94,379		356,251
Silver ounces	6,301,516	3,054,139		113,790	158,984	9,628,429
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$610	$1,377	$975	$923
Silver ($/oz)	$9.14	$16.35			NM (1)
Zinc ($/lb)					NM (1)
Lead ($/lb)					NM (1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Year Ended December 31, 2019

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$201,306	$118,246	$170,194	$92,969	$145,496	$728,211
Amortization	(59,379)	(18,041)	(50,592)	(12,280)	(36,738)	(177,030)
Costs applicable to sales	$141,927	$100,205	$119,602	$80,689	$108,758	$551,181

Metal Sales
Gold ounces	116,104	36,052	130,495	84,999		367,650
Silver ounces	6,841,380	3,844,556		64,161	1,164,470	11,914,567
Zinc pounds					18,154,521	18,154,521
Lead pounds					16,487,847	16,487,847

Costs applicable to sales
Gold ($/oz)	$685	$1,251	$917	$937
Silver ($/oz)	$9.13	$14.34			$31.92
Zinc ($/lb)					$2.34
Lead ($/lb)					$1.76

Year Ended December 31, 2018

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$180,832	$126,586	$141,872	$78,273	$40,855	$568,418
Amortization	(60,744)	(20,909)	(29,508)	(11,072)	(5,235)	(127,468)
Costs applicable to sales	$120,088	$105,677	$112,364	$67,201	$35,620	$440,950

Metal Sales
Gold ounces	115,592	52,789	106,555	75,572		350,508
Silver ounces	7,229,179	4,854,579		48,085	222,974	12,354,817
Zinc pounds					4,375,995	4,375,995
Lead pounds					2,648,920	2,648,920

Costs applicable to sales
Gold ($/oz)	$561	$941	$1,055	$879
Silver ($/oz)	$7.64	$11.54			$55.91
Zinc ($/lb)					$3.34
Lead ($/lb)					$3.23

Reconciliation of Costs Applicable to Sales for 2021 Guidance

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$196,255	$105,557	$188,349	$99,746
Amortization	(39,208)	(15,899)	(59,756)	(11,524)
Costs applicable to sales	$157,047	$89,658	$128,593	$88,222
By-product credit	—	—	—	(2,255)
Adjusted costs applicable to sales	$157,047	$89,658	$128,593	$85,967

Metal Sales
Gold ounces	107,900	27,200	127,000	89,000
Silver ounces	7,128,000	3,807,000		93,000

Revenue Split
Gold	49%	36%	100%	100%
Silver	51%	64%	—	—

Costs applicable to sales
Gold ($/oz)	$710 - $810	$1,180 - $1,330	$1,010 - $1,110	$960 - $1,060
Silver ($/oz)	$11.00 - $12.00	$15.00 - $17.00

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

Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 284,700 ounces of gold at December 31, 2020 that settle monthly through December 2022. The Company is targeting to hedge up to 50% of expected gold production through 2021 and 2022 and may in the future layer on additional hedges as circumstances warrant. The weighted average strike prices on the put and call contracts are $1,612 and $1,943 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in Item 1A of this report.
At December 31, 2020, the fair value of the put and call zero cost collars contracts was a liability of $24.9 million. For the year ended December 31, 2020 the Company recognized a loss of $7.6 million related to expired options in Revenue and the remaining outstanding options were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at December 31, 2020 would result in a realized loss of $39.4 million and 10% decrease would result in no realized gain or loss. As of December 31, 2020, the closing price of gold was $1,888 per ounce. As of February 15, 2021, the closing price of gold was $1,817 per ounce.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver, zinc and lead price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At December 31, 2020, the Company had outstanding provisionally priced sales of 15,248 ounces of gold at an average price of $1,852. Changes in gold prices resulted in provisional pricing mark-to-market gain of $1.0 million during the year ended December 31, 2020. A 10% change in realized gold prices would cause revenue to vary by $2.8 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At December 31, 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $1.5 billion Mexican Pesos at December 31, 2020 with an average exchange rate of 24.99 that settle monthly through December 2021. At December 31, 2020, the fair value of the foreign currency forward exchange contracts was a net asset of $13.7 million. For the year ended December 31, 2020 the Company has recognized a gain of $6.2 million related to expired options in Cost Applicable to Sales and Pre-development, Reclamation and Other, respectively, and an unrealized gain of $13.7 million related to outstanding options in AOCI. A 10% increase or decrease in the exchange rates at December 31, 2020 would result in a realized gain of $7.3 million or $16.9 million, respectively.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at December 31, 2020.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2021 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Ore on Leach Pads - Rochester Mine
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s ore on leach pads balance for the Rochester mine is $138 million at December 31, 2020. This is a current balance of $56 million and a noncurrent balance of $82 million. The measurement and valuation of the ore on leach pads balance involves significant management estimates and assumptions related to the measure of metal content of ore placed on the leach pads, including recovery rates and ore grades. The balance is determined based on actual production costs incurred to produce and place ore on the leach pads, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads for the Rochester mine as a critical audit matter.
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
•We obtained and tested Rochester’s 2020 roll forward of the estimated ounces and costs added to, recovered from, and the resulting ending amounts of ounces and costs of the ore on leach pads balance, including testing of certain assumptions, such as recovery rates and ore grades.
•For the roll forward of estimated ounces, we assessed the completeness and accuracy of mining production information, including tests of daily tonnage processed.
•We evaluated management’s laboratory procedures related to assay testing used to estimate ore grade.
•We evaluated the company’s use of specialists and their qualifications and experience related to their input on the recovery rates, including the updated recovery rates, and ore grades estimates used by management in its calculation of ore on leach pads.
•We assessed the estimated timing of recoveries, which management uses in classifying current and non-current portions of the ore on leach pads balance.
•We tested the effectiveness of management’s controls over mining production information, estimating the recovery rates, ore grades, and inventory roll forward related to recording Rochester’s balance of ore on leach pads.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.

Chicago, Illinois
February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 17, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
February 17, 2021

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2020	December 31, 2019
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$92,794	$55,645
Receivables	5	23,484	18,666
Inventory	6	51,210	55,886
Ore on leach pads	6	74,866	66,192
Prepaid expenses and other		27,254	14,047
		269,608	210,436
NON-CURRENT ASSETS
Property, plant and equipment, net	8	230,139	248,789
Mining properties, net	9	716,790	711,955
Ore on leach pads	6	81,963	71,539
Restricted assets		9,492	8,752
Equity securities	7	12,943	35,646
Receivables	5, 21	26,447	28,709
Other		56,595	62,810
TOTAL ASSETS		$1,403,977	$1,378,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$90,577	$69,176
Accrued liabilities and other	23	119,158	95,616
Debt	12	22,074	22,746
Reclamation	13	2,299	3,114
		234,108	190,652
NON-CURRENT LIABILITIES
Debt	12	253,427	272,751
Reclamation	13	136,975	133,417
Deferred tax liabilities		34,202	41,976
Other long-term liabilities		51,786	72,836
		476,390	520,980
COMMITMENTS AND CONTINGENCIES	21
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 243,751,283 issued and outstanding at December 31, 2020 and 241,529,021 at December 31, 2019		2,438	2,415
Additional paid-in capital		3,610,297	3,598,472
Accumulated other comprehensive income (loss)		(11,136)	(136)
Accumulated deficit		(2,908,120)	(2,933,747)
		693,479	667,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,403,977	$1,378,636

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year Ended December 31,
		2020	2019	2018
	Notes	In thousands, except share data
Revenue	3	$785,461	$711,502	$625,904
COSTS AND EXPENSES
Costs applicable to sales(1)	3	440,335	551,181	440,950
Amortization		131,387	178,876	128,473
General and administrative		33,722	34,493	31,345
Exploration		42,643	22,527	25,397
Impairment of long-lived assets		—	250,814	—
Pre-development, reclamation, and other	18	55,654	18,421	20,043
Total costs and expenses		703,741	1,056,312	646,208
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	12	—	(1,281)	—
Fair value adjustments, net	16	7,601	16,030	3,638
Interest expense, net of capitalized interest	12	(20,708)	(24,771)	(24,364)
Other, net	18	(5,941)	(3,193)	(24,705)
Total other income (expense), net		(19,048)	(13,215)	(45,431)
Income (loss) before income and mining taxes		62,672	(358,025)	(65,735)
Income and mining tax (expense) benefit	14	(37,045)	11,129	16,780
Income (loss) from continuing operations		$25,627	$(346,896)	$(48,955)
Income (loss) from discontinued operations	22	—	5,693	550
NET INCOME (LOSS)		$25,627	$(341,203)	$(48,405)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges, net of tax of $0, $365 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.		(12,434)	(136)	—
Reclassification adjustments for realized (gain) loss on cash flow hedges		1,434	—	—
Unrealized gain (loss) on debt and equity securities		—	59	26
Other comprehensive income (loss)		(11,000)	(77)	26
COMPREHENSIVE INCOME (LOSS)		$14,627	$(341,280)	$(48,379)

NET INCOME (LOSS) PER SHARE	19
Basic income (loss) per share:
Net income (loss) from continuing operations		$0.11	$(1.59)	$(0.26)
Net income (loss) from discontinued operations		—	0.03	—
Basic(2)		$0.11	$(1.56)	$(0.26)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$0.11	$(1.59)	$(0.26)
Net income (loss) from discontinued operations		—	0.03	—
Diluted(2)		$0.11	$(1.56)	$(0.26)
(1) Excludes amortization.
(2) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2020	2019	2018
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$25,627	$(341,203)	$(48,405)
(Income) loss from discontinued operations		—	(5,693)	(550)
Adjustments:
Amortization		131,387	178,876	128,473
Accretion		11,984	12,147	13,933
Deferred taxes		(7,283)	(36,817)	(48,441)
Loss on debt extinguishment	12	—	1,281	—
Fair value adjustments, net	16	(7,634)	(16,030)	(3,638)
Stock-based compensation	15	8,548	9,189	8,328
Gain on modification of right of use lease	11	(4,051)	—	—
Impairment of long-lived assets	4	—	250,814	—
Write-downs	6	16,821	69,246	55,297
Deferred revenue recognition	21	(16,702)	(1,857)	—
Other		3,737	14,281	7,353
Changes in operating assets and liabilities:
Receivables		(9,463)	(2,739)	(9,260)
Prepaid expenses and other current assets		(2,621)	280	4,876
Inventory and ore on leach pads		(34,538)	(62,998)	(44,488)
Accounts payable and accrued liabilities		32,897	23,103	(43,370)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS		148,709	91,880	20,108
CASH PROVIDED BY (USED IN )OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		148,709	91,880	17,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(99,279)	(99,772)	(140,787)
Acquisitions, net		—	—	6,914
Proceeds from the sale of assets		5,529	1,033	577
Purchase of investments		(2,500)	(5,023)	(426)
Sale of investments		30,831	2,109	12,713
Proceeds from notes receivable		—	7,168	19,000
Other		(252)	1,919	11
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS		(65,671)	(92,566)	(101,998)
CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(65,671)	(92,566)	(130,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	19	—	123,059	—
Issuance of notes and bank borrowings, net of issuance costs	12	150,000	60,000	95,000
Payments on debt, finance leases, and associated costs	12	(175,984)	(221,854)	(95,059)
Silvertip contingent consideration	21	(18,750)	(18,697)	—
Other		(1,801)	(3,404)	(5,160)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS		(46,535)	(60,896)	(5,219)
CASH USED IN FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS		—	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(46,535)	(60,896)	(5,241)
Effect of exchange rate changes on cash and cash equivalents		649	531	28
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		37,152	(61,051)	(118,263)
Less net cash used in discontinued operations		—	—	(32,930)
		37,152	(61,051)	(85,333)
Cash, cash equivalents and restricted cash at beginning of period		57,018	118,069	203,402
Cash, cash equivalents and restricted cash at end of period		$94,170	$57,018	$118,069
(1) Less net cash used in discontinued operations includes the following cash transactions: net subsidiary payments to parent company of $1,748 during the year ended December 31, 2018.
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2017	185,638	1,856	3,357,345	(2,546,743)	2,519	814,977
Net income (loss)	—	—	—	(48,405)	—	(48,405)
Reclassification of unrealized gain (loss) on equity securities for ASU 2016-01	—	—	—	2,604	(2,604)	—
Other comprehensive income (loss)	—	—	—	—	26	26
Common stock issued for acquisitions	16,390	163	82,505	—	—	82,668
Common stock issued under stock-based compensation plans, net	1,282	14	3,232	—	—	3,246
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	(59)	852,512
Net income (loss)	—	—	—	(341,203)	—	(341,203)
Other comprehensive income (loss)	—	—	—	—	(77)	(77)
Common stock issued for the extinguishment of Senior Notes	4,453	45	21,246	—	—	21,291
Common stock issued under "at the market" stock offering	30,850	309	122,523	—	—	122,832
Common stock issued for Silvertip contingent consideration payment	953	8	5,965	—	—	5,973
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,963	20	5,656	—	—	5,676
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	25,627	—	25,627
Other comprehensive income (loss)	—	—	—	—	(11,000)	(11,000)
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,345	14	6,539	—	—	6,553
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
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
Principles of Consolidation
The Consolidated Financial Statements include the wholly-owned subsidiaries of the Company, the most significant of which are Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Wharf Resources (U.S.A.), Inc., and Coeur Silvertip Holdings Ltd. All intercompany balances and transactions have been eliminated.
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
The historical cost of metal expected to be extracted within 12 months is classified as current and the historical cost of metals contained within the broken ore expected to be extracted beyond 12 months is classified as non-current. Ore on leach pads is valued based on actual production costs incurred to produce and place ore on the leach pad, less costs allocated to minerals recovered through the leach process.
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and thirty years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In 2020, the Company revised its recovery rate assumptions in line with the updated technical report for Rochester filed in December 2020. This change resulted in an adjustment to the ending Ore on leach pads balance with the resulting charges allocated between Costs Applicable to Sales and Amortization in the amounts of $7.2 million and $1.2 million, respectively.
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
Property, Plant, and Equipment
Expenditures for new facilities, assets acquired pursuant to finance leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities, lease term, or the useful life of the individual assets. Productive lives range from 7 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves.
Mining Properties and Mine Development
Capitalization of mine development costs begins once all operating permits have been secured, mineralization is classified as proven and probable reserves and a final feasibility study has been completed. Mine development costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines. Costs incurred before mineralization are classified as proven and probable reserves and are capitalized if a project is in pre-production phase or expensed and classified as Exploration or Pre-development if the project is not yet in pre-production. Mine development costs are amortized using the units-of-production method over the estimated life of the ore body generally based on recoverable ounces to be mined from proven and probable reserves. Interest

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineralized material into proven and probable reserves. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $8.0 million and $7.5 million at December 31, 2020 and 2019, respectively, were capitalized.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2020 and 2019, the Company held certificates of deposit and cash under these agreements of $9.5 million and $8.8 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
Leases
We determine if an arrangement is, or contains, a lease at the inception date. Operating leases are included in Other assets, non-current with the related liabilities included in Accrued liabilities and Other and Other long-term liabilities. Assets under finance leases, which primarily represent property and equipment, are included in Property, plant and equipment, net, with the related liabilities included in debt, current and debt, non-current on the Consolidated Balance Sheet.
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
Derivative Financial Instruments
The Company is exposed to various market risks, including the effect of changes in metal prices, foreign exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company, from time to time, uses derivative contracts to protect the Company’s exposure to fluctuations in metal prices and foreign exchange rates. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue are recognized as a component of Revenue in the same period as the related sale is recognized. Deferred gains and losses associated with cash flow hedges of foreign currency transactions are recognized as a component of Costs Applicable to Sales or Pre-development, Reclamation and Other in the same period the related expenses are incurred.
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
The fair value of restricted stock is based on the Company's stock price on the date of grant. The fair value of performance leverage stock units with market conditions is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts.
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
Under the Company’s concentrate sales contracts with third-party smelters, metal prices are set on a specified future quotational period, typically one to three months, after the shipment date based on market prices. When the Company sells gold concentrate to the third-party smelters, the performance obligation is satisfied when risk of loss is transferred to the customer. The contracts, in general, provide for provisional payment based upon provisional assays and historical metal prices. Final

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

settlement is based on the applicable price for the specified future quotational period and generally occurs three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final metal settlement.
The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices can be either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when risk of loss is transferred to the customer.
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
The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $22.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet. See Note 21 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Year Ended December 31,
In thousands	2020	2019	2018
Opening Balance	$11,061	$12,918	$14,883
Revenue Recognized	(1,685)	(1,857)	(1,965)
Closing Balance	$9,376	$11,061	$12,918
In June 2020, the Company received a $15.0 million prepayment (the “June 2020 Prepayment” as defined in Note 21) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 21). In December 2020, the Company received a $15.0 million prepayment (the “December 2020 Prepayment” as defined in Note 21) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 21). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheet. See Note 21 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Amended Sales Contract liability balance:

	Year Ended December 31,
In thousands	2020	2019	2018
Opening Balance	$15,009	$—	$—
Additions	30,177	40,009	—
Revenue Recognized	(30,183)	(25,000)	—
Closing Balance	$15,003	$15,009	$—
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”. The new standard is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

reporting period in which the guidance is effective. The adoption of the new credit loss standard in 2020 did not have a material effect on our financial position, results of operations or cash flows.
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
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to Coeur’s business and operations. Early in the second quarter of 2020, the Company temporarily suspended active mining and processing activities at the Palmarejo complex in the State of Chihuahua, Mexico, in accordance with a government decree in response to COVID-19. After receiving guidance from the Mexican government in May that the suspension decree did not apply to precious metals mining, production began ramping back up in June, increasing steadily during the month and in the third quarter. In addition, as a result of several reported positive COVID-19 cases at our Kensington mine outside of Juneau, Alaska, during the third quarter of 2020 the Company experienced a minor short-term production impact associated with this situation, which adversely impacted production and cash flows. Coeur continues to require all employees who travel to the Kensington mine to submit to a quarantine and testing protocol in Juneau, Alaska before traveling to the mine. The Company believes this is an important step to protect the health and safety of all workers who stay at the Kensington camp as well as the Juneau community, although it has required changes to worker scheduling and has resulted and is expected to continue to result in higher labor costs due to additional overtime pay and pay during the quarantine period.
Incremental costs associated with the Company’s COVID-19 health and safety protocols are recorded in Pre-development, reclamation, and other expenses in our Consolidated Statement of Comprehensive Income (Loss) and are included in Other operating expenses in the table below. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on the Company’s operating segments. However, these effects could have a material impact on our operations, and Coeur will continue to monitor the COVID-19 situation closely.
Financial information relating to the Company’s segments is as follows (in thousands):

Year Ended December 31, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$154,056	$46,337	$216,497	$167,743	$—	$—	$584,633
Silver sales	132,525	63,916	—	2,504	1,230	—	200,175
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	286,581	110,253	216,497	170,247	1,883	—	785,461
Costs and Expenses
Costs applicable to sales(1)	125,204	86,112	121,727	89,635	17,657	—	440,335
Amortization	44,873	14,306	49,477	12,473	8,923	1,335	131,387
Exploration	6,955	3,303	8,568	905	12,228	10,684	42,643
Write-downs	—	—	—	—	—	—	—
Other operating expenses	7,927	5,144	12,012	838	23,123	40,332	89,376
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	7,601	7,601
Interest expense, net	(918)	(1,142)	(1,017)	(182)	(672)	(16,777)	(20,708)
Other, net	(5,273)	(2,718)	(18)	(69)	1,793	344	(5,941)
Income and mining tax (expense) benefit	(28,029)	(863)	(1,244)	(6,644)	—	(265)	(37,045)
Income (loss) from continuing operations	$67,402	$(3,335)	$22,434	$59,501	$(58,927)	$(61,448)	$25,627
Income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—	$—
Segment assets(2)	$305,291	$346,986	$169,414	$75,047	$157,529	$177,886	$1,232,153
Capital expenditures	$25,511	$37,542	$19,825	$2,447	$13,144	$810	$99,279
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$141,669	$50,225	$181,111	$120,342	$—	$—	$493,347
Silver sales	111,032	61,799	—	1,072	17,575	$—	191,478
Zinc sales	—	—	—	—	12,806	—	12,806
Lead sales	—	—	—	—	13,871	—	13,871
Metal sales	252,701	112,024	181,111	121,414	44,252	—	711,502
Costs and Expenses
Costs applicable to sales(1)	141,927	100,205	119,602	80,689	108,758	—	551,181
Amortization	59,379	18,041	50,592	12,280	36,738	1,846	178,876
Exploration	5,658	657	5,588	272	2,469	7,883	22,527
Write-downs	—	—	—	—	250,814	—	250,814
Other operating expenses	4,591	4,572	1,248	2,832	1,216	38,455	52,914
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,281)	(1,281)
Fair value adjustments, net	—	—	—	—	—	16,030	16,030
Interest expense, net	(444)	(1,015)	(1,333)	(100)	(1,137)	(20,742)	(24,771)
Other, net	(4,798)	(378)	(704)	89	(557)	3,155	(3,193)
Income and mining tax (expense) benefit	(14,257)	(709)	—	(3,041)	32,084	(2,948)	11,129
Income (loss) from continuing operations	$21,647	$(13,553)	$2,044	$22,289	$(325,353)	$(53,970)	$(346,896)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$5,693	$5,693
Segment assets(2)	$319,292	$284,878	$194,076	$84,765	164,125	$168,647	$1,215,783
Capital expenditures	$32,658	$22,592	$23,513	$2,220	17,504	$1,285	$99,772
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Year Ended December 31, 2018	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$131,758	$66,556	$132,924	$95,770	$—	$—	$427,008
Silver sales	113,998	75,252	—	746	3,157	$—	193,153
Zinc sales	—	—	—	—	3,612	—	3,612
Lead sales	—	—	—	—	2,131	—	2,131
Metal sales	245,756	141,808	132,924	96,516	8,900	—	625,904
Costs and Expenses
Costs applicable to sales(1)	120,088	105,677	112,364	67,201	35,620	—	440,950
Amortization	60,744	20,909	29,508	11,072	5,235	1,005	128,473
Exploration	10,516	332	5,871	104	2,748	5,826	25,397
Write-downs	—	—	—	—	—	—	—
Other operating expenses	3,043	7,071	1,721	2,686	303	36,564	51,388
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	3,638	3,638
Interest expense, net	(2,137)	(466)	(973)	(40)	(766)	(19,982)	(24,364)
Other, net	(8,308)	(1,211)	2,795	(834)	(370)	(16,777)	(24,705)
Income and mining tax (expense) benefit	(15,724)	(874)	—	(1,063)	16,057	18,384	16,780
Income (loss) from continuing operations	$25,196	$5,268	$(14,718)	$13,516	$(20,085)	$(58,132)	$(48,955)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$550	$550
Segment assets(2)	$363,024	$269,903	$224,460	$102,246	415,998	$175,040	$1,550,671
Capital expenditures	$29,425	$9,919	$44,738	$3,382	52,932	$391	$140,787
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets	December 31, 2020	December 31, 2019
Total assets for reportable segments	$1,232,153	$1,215,783
Cash and cash equivalents	92,794	55,645
Other assets	79,030	107,208
Total consolidated assets	$1,403,977	$1,378,636

Geographic Information

Long-Lived Assets	December 31, 2020	December 31, 2019
United States	$503,818	$494,286
Mexico	293,436	312,168
Canada	149,018	146,804
Other	657	7,486
Total	$946,929	$960,744

Revenue	Year ended December 31,
	2020	2019	2018
United States	$496,997	$414,548	$371,248
Mexico	286,581	252,701	245,756
Canada	1,883	44,253	8,900
Total	$785,461	$711,502	$625,904
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the LBMA, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had seven trading counterparties at December 31, 2020. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 72%, 68%, and 77%, of total metal sales for the years ended December 31, 2020, 2019, and 2018, respectively. In November 2018, one of the refiners of the Company’s doré, Republic Metals Corporation (“RMC”), a U.S.-based precious metals refiner, filed for protection under Chapter 11 of the United States Bankruptcy Code. See Note 5 -- Receivables for additional detail.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip mine are sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip mines amounted to approximately 28%, 32%, and 23% of total metal sales for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not have a material adverse effect on the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2020, 2019, and 2018 (in millions):

	Year ended December 31,
Customer	2020	2019	2018	Segments reporting revenue
Asahi	$272.1	$341.0	$213.0	Palmarejo, Wharf, Rochester, Kensington
Ocean Partners	161.0	149.7	74.8	Silvertip, Kensington
Toronto Dominion Bank	88.6	35.1	44.9	Rochester
Techemet Metal Trading	81.8	9.4	83.3	Rochester, Wharf
Argor-Heraeus	79.9	23.1	—	Palmarejo
RMC	—	—	71.7	Palmarejo, Rochester
China National Gold	—	—	54.1	Kensington

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – IMPAIRMENT OF LONG-LIVED ASSETS
In 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of further deterioration in zinc and lead market conditions as well as processing facility-related challenges. As a result, a non-cash impairment charge of $250.8 million was recorded during the in 2019. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, $43.6 million, $201.5 million and $5.7 million, respectively. See Note 16 -- Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	December 31, 2020	December 31, 2019
Current receivables:
Trade receivables	$3,293	$6,028
Value added tax (“VAT”) receivable	17,080	10,729
Income tax receivable	530	105
Other	2,581	1,804
	$23,484	$18,666
Non-current receivables:
VAT receivable(1)	$26,447	$28,009
RMC receivable(2)	—	700
	26,447	28,709
Total receivables	$49,931	$47,375
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 21 -- Commitments and Contingencies for additional detail. The $1.5 million decrease in the year ended December 31, 2020 is attributable to a weaker Mexican Peso.
(2) Represents receivable due from the successor to RMC, whose bankruptcy filing in November 2018 impacted approximately 0.4 million ounces of Coeur’s silver and 6,500 ounces of Coeur’s gold. In June 2020, the Company received a $0.7 million payment in respect of certain of its claims in the bankruptcy proceedings.

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	December 31, 2020	December 31, 2019
Inventory:
Concentrate	$2,909	$6,557
Precious metals	14,788	14,040
Supplies	33,513	35,289
	51,210	55,886
Ore on Leach Pads:
Current	74,866	66,192
Non-current	81,963	71,539
	156,829	137,731

Long-term Stockpile (included in Other)	$5,664	$—

Total Inventory and Ore on Leach Pads	$213,703	$193,617

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Prior to the temporary suspension of mining activities at Silvertip, as a result of lower than expected production levels, grades and recovery rates as well as reduced process plant availability, Silvertip recognized inventory write-downs of $10.4 million, which are reflected in Costs applicable to sales for the year ended December 31, 2020. Subsequent to the suspension of mining activities, Silvertip has recognized additional supply inventory write-downs of $3.3 million, which are reflected in Pre-development, reclamation, and other for the year ended December 31, 2020.

NOTE 7 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At December 31, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$166	$—	$875	$1,041
Integra Resources Corp.	7,500	—	4,401	11,901
Other	2	(1)	—	1
Equity securities	$7,668	$(1)	$5,276	$12,943

	At December 31, 2019
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$10,463	$—	$17,725	$28,188
Integra Resources Corp.	5,000	—	355	5,355
Rockhaven Resources, Ltd.	2,064	(376)	—	1,688
Other	1,304	(889)	—	415
Equity securities	$18,831	$(1,265)	$18,080	$35,646
On June 30, 2020, the Company completed the sale of 3,910,000 shares of common stock of Metalla Royalty & Streaming Ltd. (“Metalla”) (“Metalla Common Shares”) at a price of $5.30 per Metalla Common Share for gross proceeds of $20.7 million. After transaction related expenses of $1.3 million, the Company recorded a realized gain of $11.6 million on the sale of the Metalla Common Shares. In addition, on June 30, 2020, one of the Company’s subsidiaries completed the repurchase from Metalla of a 0.3875% royalty interest in the Company’s Wharf mine in exchange for 421,554 Metalla Common Shares. Based on the closing price of Metalla Common Shares on June 30, 2020, the Company recorded a realized gain of $1.4 million on the royalty repurchase transaction. In December 2020, the Company completed the sale of 826,200 shares of common stock of Metalla at an average price (net of commission) of $11.33 per Metalla Common Share for net proceeds of $9.4 million for a realized gain of $7.7 million.
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
In November and December 2020, the Company completed the sale of 15,150,000 shares of common stock of Rockhaven Resources, Ltd. (“Rockhaven Common Shares”) at an average price (net of commission) of $0.08 per Rockhaven Common Share for net proceeds of $1.3 million for a realized loss of $0.8 million.
The following table presents the disaggregated gain (loss) on equity securities recognized in Income (loss) from continuing operations on the Consolidated Statements of Comprehensive Income:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands	2020	2019	2018
Net gain (loss)	$7,601	$16,208	$2,945
Less: Realized (gain) loss	(19,140)	(860)	(7,964)
Unrealized gain (loss)	$(11,539)	$15,348	$(5,019)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2020	December 31, 2019
Land	$10,584	$10,598
Facilities and equipment	659,676	650,769
Assets under finance leases	$100,530	$103,903
	770,790	765,270
Accumulated amortization(1)	$(579,644)	$(537,046)
	191,146	228,224
Construction in progress	$38,993	20,565
Property, plant and equipment, net	230,139	$248,789
(1) Includes $60.2 million and $42.2 million of accumulated amortization related to assets under finance leases at December 31, 2020 and December 31, 2019, respectively.

NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2020	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Sterling	La Preciosa	Other	Total
Mine development	$280,184	$270,648	$48,589	$360,201	$33,578	$4,107	$—	$—	$997,307
Accumulated amortization	(194,898)	(157,526)	(10,747)	(264,014)	(22,547)	(1,099)	—	—	(650,831)
	85,286	113,122	37,842	96,187	11,031	3,008	—	—	346,476
Mineral interests	629,303	18,541	105,736	—	48,062	95,499	49,085	—	946,226
Accumulated amortization	(518,866)	—	(24,828)	—	(32,217)	—	—	—	(575,911)
	110,437	18,541	80,908	—	15,845	95,499	49,085	—	370,315
Mining properties, net	$195,723	$131,663	$118,750	$96,187	$26,876	$98,507	$49,085	$—	$716,790

December 31, 2019	Palmarejo	Rochester	Silvertip	Kensington	Wharf	Sterling	La Preciosa	Other	Total
Mine development	$260,838	$220,127	$50,146	$345,026	$34,165	$3,651	$—	$—	$913,953
Accumulated amortization	(179,894)	(155,079)	(9,623)	(230,869)	(20,071)	(678)	—	—	(596,214)
	80,944	65,048	40,523	114,157	14,094	2,973	—	—	317,739
Mineral interests	629,303	18,541	105,736	—	45,837	95,499	49,085	5,171	949,172
Accumulated amortization	(501,039)	—	(24,147)	—	(29,051)	—	—	(719)	(554,956)
	128,264	18,541	81,589	—	16,786	95,499	49,085	4,452	394,216
Mining properties, net	$209,208	$83,589	$122,112	$114,157	$30,880	$98,472	$49,085	$4,452	$711,955

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
In October 2018, the Company completed its acquisition of Northern Empire Resources Corp. (“Northern Empire”), whose principal asset is the Sterling/Crown gold project. Upon completion of the acquisition, each share of Northern Empire common stock issued and outstanding immediately prior to the effective time of the Plan of Arrangement, excluding shares owned by the Company, was exchanged for shares of the Company’s common stock at a ratio of 0.1850 shares of Company common stock for each Northern Empire common share. Approximately 12.1 million Coeur shares were issued to Northern Empire shareholders (other than the Company) upon closing of the acquisition, representing aggregate value of approximately $73.6 million as of the closing date. Prior to the acquisition, the Company had an existing investment valued at $7.3 million in Northern Empire.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Year ended December 31,
In thousands	2020	2019
Lease Cost
Operating lease cost	$12,036	$11,585

Short-term operating lease cost	$8,055	$12,975

Finance Lease Cost:
Amortization of leased assets	$23,921	$21,293
Interest on lease liabilities	3,634	4,150
Total finance lease cost	$27,555	$25,443
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
In thousands	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,348	$24,560
Operating cash flows from finance leases	$3,634	$4,150
Financing cash flows from finance leases	$25,984	$25,975
Supplemental balance sheet information related to leases was as follows:

In thousands	December 31, 2020	December 31, 2019
Operating Leases
Other assets, non-current	$40,511	$49,169

Accrued liabilities and other	$12,410	$13,104
Other long-term liabilities	27,433	40,634
Total operating lease liabilities	$39,843	$53,738

Finance Leases
Property and equipment, gross	$104,433	$103,903
Accumulated depreciation	(60,272)	(42,209)
Property and equipment, net	$44,161	$61,694

Debt, current	$22,074	$22,746
Debt, non-current	25,837	45,866
Total finance lease liabilities	$47,911	$68,612

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.36	1.73
Weighted-average remaining lease term - operating leases	4.00	4.70

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.37%	5.40%
Weighted-average discount rate - operating leases	5.18%	5.20%
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
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As of December 31, 2020 (In thousands)
	Operating leases	Finance leases
2021	$12,602	$23,958
2022	10,989	18,140
2023	10,407	8,440
2024	8,812	1,699
2025	213	101
Thereafter	1,167	—
Total	$44,190	$52,338
Less: imputed interest	(4,347)	(4,427)
Net lease obligation	$39,843	$47,911

NOTE 12 – DEBT

	December 31, 2020		December 31, 2019
In thousands	Current	Non-Current	Current	Non-Current
2024 Senior Notes, net(1)	$—	$227,590	$—	$226,885
Revolving Credit Facility(2)	—	—	—	—
Finance lease obligations	22,074	25,837	22,746	45,866
	$22,074	$253,427	$22,746	$272,751
(1) Net of unamortized debt issuance costs of $2.4 million and $3.1 million at December 31, 2020 and December 31, 2019, respectively.
(2) Unamortized debt issuance costs of $1.5 million and $2.3 million at December 31, 2020 and December 31, 2019, respectively, included in Other Non-Current Assets.
2024 Senior Notes
In May 2017, the Company completed an offering of $250.0 million in aggregate principal amount of 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $245.0 million, followed by an exchange offer for publicly-traded 2024 Senior Notes. The 2024 Senior Notes are governed by an Indenture dated as of May 31, 2017 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and the Bank of New York Mellon, as trustee. In connection with the sale of the 2024 Senior Notes, the Company entered into a Registration Rights Agreement. On August 4, 2017, the Company commenced an exchange offer of registered 2024 Senior Notes for privately-placed 2024 Senior Notes which was completed on September 12, 2017. The 2024 Senior Notes bear interest at a rate of 5.875% per year from the date of issuance. Interest on the 2024 Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2017. The 2024 Senior Notes will mature on June 1, 2024 and are fully and unconditionally guaranteed by the Guarantors. The Company may redeem some or all of the 2024 Senior Notes on or after June 1, 2020, at redemption prices set forth in the Indenture (102.938% of the principal amount as of December 31, 2020), together with accrued and unpaid interest. The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into the RCF with an original term of four years. Loans under the RCF bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period. In October 2018, the Company entered into an amendment to increase the RCF by $50.0 million from $200.0 million to $250.0 million and extend the term by approximately one year to October 2022. In April and August of 2019, the Company entered into amendments to the Credit Agreement to, among other items, modify the financial covenants to provide greater flexibility in 2019. On December 14, 2020, the Company entered into an amendment to increase the RCF from $250.0 million to $300.0 million and to include ING Capital LLC as an incremental lender on the RCF.
The RCF is secured by substantially all of the assets of the Company and its domestic subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines and the Sterling/Crown project as well as a pledge of the shares and other equity interests of certain of the Company’s subsidiaries. The RCF contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The RCF requires the Company to meet certain financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio. Obligations under the RCF may be accelerated upon the occurrence of certain customary events of default.
At December 31, 2020, the Company had no borrowings, and $35.0 million in letters of credit outstanding under the RCF. At December 31, 2020, the interest rate on the principal of the RCF was 2.4%.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the year ended December 31, 2020, the Company entered into new lease financing arrangements primarily for mining equipment at Palmarejo, Rochester, Silvertip and Kensington. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 11 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Year Ended December 31,
In thousands	2020	2019	2018
2024 Senior Notes	$13,513	$14,586	$14,688
Revolving Credit Facility	3,165	5,358	5,854
Finance lease obligations	3,634	4,150	2,270
Amortization of debt issuance costs	1,525	1,491	1,302
Accretion of Silvertip contingent consideration	—	396	1,311
Other debt obligations	344	580	176
Capitalized interest	(1,473)	(1,790)	(1,237)
Total interest expense, net of capitalized interest	$20,708	$24,771	$24,364

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 13 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year Ended December 31,
In thousands	2020	2019
Asset retirement obligation - Beginning	$134,398	$133,508
Accretion	11,574	11,968
Additions and changes in estimates	(6,132)	(7,538)
Settlements	(2,720)	(3,540)
Asset retirement obligation - Ending	$137,120	$134,398
The Company accrued $2.2 million and $1.9 million at each of December 31, 2020 and December 31, 2019, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 14 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year ended December 31,
In thousands	2020	2019	2018
United States	$40,890	$(16,702)	$(50,522)
Foreign	21,782	(341,323)	(15,213)
Total	$62,672	$(358,025)	$(65,735)
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year ended December 31,
In thousands	2020	2019	2018
Current:
United States	$226	$(334)	$1,188
United States — State mining taxes	(8,384)	(4,001)	(3,208)
United States — Foreign withholding tax	(800)	(1,598)	(5,617)
Canada	232	119	378
Mexico	(36,066)	(19,619)	(26,021)
Other	33	(3)	67
Deferred:
United States	(49)	236	23,322
United States — State mining taxes	(354)	251	1,134
Canada	—	32,084	16,057
Mexico	8,117	3,994	9,929
Other	—	—	(449)
Income tax (expense) benefit	$(37,045)	$11,129	$16,780
    he Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands	2020	2019	2018
Income and mining tax (expense) benefit at statutory rate	$(13,161)	$75,185	$14,052
State tax provision from continuing operations	(152)	1,243	2,284
Change in valuation allowance	(17,522)	(77,220)	2,471
Percentage depletion	5,056	820	89
Uncertain tax positions	2,321	2,358	1,830
U.S. and foreign permanent differences	3,844	2,272	3,314
Foreign exchange rates	1,390	(7,066)	(3,973)
Foreign inflation and indexing	684	(2,933)	(2,374)
Foreign tax rate differences	(3,971)	19,729	(24)
Mining, foreign withholding, and other taxes	(17,457)	(2,746)	(3,857)
Other, net	1,923	(513)	2,968
Income and mining tax (expense) benefit	$(37,045)	$11,129	$16,780
At December 31, 2020 and 2019, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year ended December 31,
In thousands	2020	2019
Deferred tax liabilities:
Mineral properties	$—	$25,691
Inventory	5	847
Royalty and other long-term debt	1,094	—
Foreign subsidiaries - unremitted earnings	99	50
	$1,198	$26,588
Deferred tax assets:
Net operating loss carryforwards	$241,985	$219,192
Mineral properties	1,907	—
Property, plant, and equipment	10,841	20,212
Mining royalty tax	7,447	6,764
Capital loss carryforwards	17,341	21,956
Asset retirement obligation	38,761	34,134
Unrealized foreign currency loss and other	3,386	9,133
Royalty and other long-term debt	—	6,235
Accrued expenses	16,849	8,899
Tax credit carryforwards	29,809	29,881
	368,326	356,406
Valuation allowance	(401,304)	(371,277)
	(32,978)	(14,871)
Net deferred tax liabilities	$34,176	$41,459
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands	2020	2019
U.S.	$215,396	$213,783
Canada	146,611	118,738
Mexico	15,885	15,884
New Zealand	22,740	21,863
Other	672	1,009
	$401,304	$371,277
The Company has the following tax attribute carryforwards at December 31, 2020, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$432,447	$304,237	$52,951	$86,486	$1,337	$877,458
Expiration years	2021-2038	2029-2039	2021-2030	Indefinite	2021-2022
Capital losses	63,024	—	—	—	—	63,024
Foreign tax credits	24,939	—	—	—	—	24,939
The majority of the U.S. capital losses will expire through 2022. Foreign tax credits expire if unused beginning in 2021.
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
The Company may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if the Company earns U.S. federal taxable income, it may be limited in the ability to (1) recognize current deductions on built-in loss assets and (2) offset this income with our pre-change net operating loss carryforwards and other tax credit carryforwards, which may be subject to limitations, potentially resulting in increased future tax liability to us. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of future taxable income. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act suspended the 80% limitation on losses incurred in 2018 and in future years, for tax years beginning before January 1, 2021. The Company does not expect this to impact its net operating loss usage.
The Company intends to indefinitely reinvest earnings from Mexican operations.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2018	$3,776
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	137
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,207)
Unrecognized tax benefits at December 31, 2019	$2,706
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	(122)
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,861)
Unrecognized tax benefits at December 31, 2020	$723
At December 31, 2020, 2019, and 2018, $0.7 million, $2.7 million, and $3.8 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2017 for the US federal jurisdiction and from 2013 for certain other foreign jurisdictions. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease between $0.5 million and $1.5 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $1.1 million, $2.3 million, and $3.5 million at December 31, 2020, 2019, and 2018, respectively.

NOTE 15 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include restricted stock, performance shares and stock options. Stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018 was $8.5 million, $9.3 million and $8.3 million, respectively. At December 31, 2020, there was $8.7 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
    Restricted Stock
Restricted stock granted under the Company’s incentive plans are accounted for based on the market value of the underlying shares on the date of grant and generally vest in equal installments annually over three years. Restricted stock awards are accounted for as equity awards. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
The following table summarizes restricted stock activity for the years ended December 31, 2020, 2019, and 2018:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,155,845	$5.72
Granted	1,000,690	7.63
Vested	(1,277,076)	5.30
Canceled/Forfeited	(337,811)	6.51
Outstanding at December 31, 2018	1,541,648	$7.14
Granted	1,586,590	4.90
Vested	(797,025)	6.36
Canceled/Forfeited	(146,538)	5.70
Outstanding at December 31, 2019	2,184,675	$5.89
Granted	1,676,634	5.13
Vested	(928,778)	6.46
Canceled/Forfeited	(207,807)	5.36
Outstanding at December 31, 2020	2,724,724	$5.26
At December 31, 2020, there was $4.4 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.4 years.
Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for as equity awards at fair value using a Monte Carlo simulation valuation model. Performance shares granted during and subsequent to 2018 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares; however, the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics. Outstanding performance shares granted prior to 2018 will vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met.
The following table summarizes performance shares activity for the years ended December 31, 2020, 2019, and 2018:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,368,281	$4.44
Granted (1)	869,421	7.41
Vested	(1,086,058)	6.83
Canceled/Forfeited	(613,329)	5.41
Outstanding at December 31, 2018	1,538,315	$4.05
Granted (2)	946,000	4.71
Vested	(969,903)	1.77
Canceled/Forfeited (2)	(300,267)	1.84
Outstanding at December 31, 2019	1,214,145	$6.93
Granted (3)	1,343,953	3.95
Vested	(54,132)	11.47
Canceled/Forfeited (3)	(168,864)	10.71
Outstanding at December 31, 2020	2,335,102	$4.83

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
(3) Includes 6,226 additional shares granted and 143,808 shares cancelled in connection with the vesting of the 2017 award in 2020 due to above-target and below target performance, respectively, in accordance with the terms of the award.
At December 31, 2020, there was $4.3 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.9 years.
Stock Options and Stock Appreciation Rights
Stock options and stock appreciation rights (SARs) granted under the Company’s incentive plans generally vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of stock options is equal to the fair market value of the shares on the date of the grant. The value of each stock option award is estimated using the Black-Scholes option pricing model. Stock options are accounted for as equity awards and SARs are accounted for as liability awards and remeasured at each reporting date. SARs, when vested, provide the participant the right to receive cash equal to the excess of the market price of the shares over the exercise price when exercised.
The following table sets forth the weighted average fair value of stock options and the assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model:

	2020	2019	2018
Weighted average fair value of stock options granted	$—	$—	$4.09
Volatility	—	—	66.86%
Expected life in years	0	0	4.00
Risk-free interest rate	—	—	2.07%
Dividend yield	—	—	—
The following table summarizes stock option and SAR activity for the years ended December 31, 2020, 2019, and 2018:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	617,446	$10.53	42,152	$14.14
Granted	14,310	7.91	—	—
Exercised	(159,069)	3.35	—	—
Canceled/forfeited	(153,601)	11.48	—	—
Outstanding at December 31, 2018	319,086	$13.53	42,152	$14.14
Exercised	(11,055)	5.57	—	—
Canceled/forfeited	(11,519)	9.31	—	—
Expired	(4,733)	10.00	(9,870)	10.00
Outstanding at December 31, 2019	291,779	$14.05	32,282	$15.40
Exercised	(30,401)	5.57	—	—
Canceled/forfeited	(39,105)	12.77	—	—
Expired	—	—	(32,282)	15.40
Outstanding at December 31, 2020	222,273	$15.44	—	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes outstanding stock options as of December 31, 2020.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	119,093	$7.72	4.6	—
$10.00-$20.00	14,634	$16.28	1.9	—
$20.00-$30.00	88,546	$25.68	1.4	—
Outstanding	222,273	$15.44	3.1	$313,474
Vested and expected to vest	222,210	$15.44	3.1	$313,319
Exercisable	217,503	$15.60	3	$301,835
The total intrinsic value of options exercised for the year ended December 31, 2020 was $0.1 million. Cash received from options exercised for the year ended December 31, 2020 was $0.2 million for which there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2020, 2019, and 2018 was nil, nil and $0.2 million, respectively.

NOTE 16 – FAIR VALUE MEASUREMENTS

	Year Ended December 31,
In thousands	2020	2019	2018
Unrealized gain (loss) on equity securities	$(11,539)	$15,348	$(5,019)
Realized gain (loss) on equity securities	19,140	860	7,964
Zinc options	—	—	753
Interest rate swap, net	—	(178)	(60)
Fair value adjustments, net	$7,601	$16,030	$3,638
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$12,943	$12,943	$—	$—
Foreign currency forward exchange contracts	13,747	—	13,747	—
Provisional metal sales contracts	481	—	481	—
	$27,171	$12,943	$14,228	$—
Liabilities:
Gold zero cost collars	$24,883	$—	$24,883	$—
Provisional metal sales contracts	67	—	67	—
	$24,950	$—	$24,950	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2019
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$35,646	$35,646	$—	$—
Provisional metal sales contracts	753	—	753	—
	$36,399	$35,646	$753	$—
Liabilities:
Silvertip contingent consideration	$25,000	$—	$—	$25,000
Provisional metal sales contracts	275	—	275	—
Gold zero cost collars	136	—	136	—
	$25,411	$—	$411	$25,000
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s foreign currency forward exchange contracts are valued using pricing models with inputs derived from observable market data, including forward market prices and other unobservable inputs. The Company’s gold zero cost collars are valued using pricing models with inputs derived from observable market data, including forward market prices, yield curves, credit spreads. The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
No assets or liabilities were transferred between fair value levels in the year ended December 31, 2020.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the year ended December 31, 2020 and 2019:

	December 31, 2020
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

The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2020 and December 31, 2019 is presented in the following table:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,590	$229,874	$—	$229,874	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
(1) Net of unamortized debt issuance costs of $2.4 million.
(2) Unamortized debt issuance costs of $1.5 million included in Other Non-Current Assets.

	December 31, 2019
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$226,885	$228,585	$—	$228,585	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
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
At December 31, 2020, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Provisional gold sales contracts	$28,243	$—
Average gold price per ounce	$1,852	$—
Notional ounces	15,248	—

The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$481	$67

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$753	$275
The following represent mark-to-market gains (losses) on derivative instruments in the year ended December 31, 2020 and 2019, respectively (in thousands):

		Year Ended December 31,
Financial statement line	Derivative	2020	2019	2018
Revenue	Provisional metal sales contracts	$959	$337	$111
Fair value adjustments, net	Zinc options	—	—	753
Fair value adjustments, net	Interest rate swaps	—	(178)	(60)
		$959	$159	$804
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
At December 31, 2020, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Gold put options
Average gold strike price per ounce	$1,600	$1,626
Notional ounces	158,700	126,000

Gold call options
Average gold strike price per ounce	$1,875	$2,030
Notional ounces	158,700	126,000

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	$24.99	$—
Notional US dollar	60,000	—
The effective portions of cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue are recognized as a component of Revenue in the same period as the related sale is recognized. Deferred gains and losses associated with cash flow hedges of foreign currency transactions are recognized as a component of Costs Applicable to Sales or Pre-development, Reclamation and Other in the same period the related expenses are incurred.
At inception, the Company performed an assessment of the forecasted transactions and the hedging instruments and determined that the hedging relationships are considered perfectly effective. Future assessments are performed to verify that critical terms of the hedging instruments and the forecasted transactions continue to match, and the forecasted transactions remain probable, as well as an assessment of any adverse developments regarding the risk of the counterparties defaulting on their commitments. There have been no such changes in critical terms or adverse developments.
As of December 31, 2020, the Company had $11.1 million of net after-tax loss in AOCI related to losses from cash flow hedge transactions, of which $1.2 million of net after-tax losses is expected to be recognized in its Consolidated Statement

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts and the Canadian and Mexican exchange rates for foreign currency contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$24,883
Foreign currency forward exchange contracts	13,747	—
	$13,747	$24,883

	December 31, 2019
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$136

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in Accumulated Other Comprehensive Income (“AOCI”) and the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2020 and 2019, respectively (in thousands).

	Year Ended December 31,
	2020	2019	2018
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$(32,345)	$(136)	$—
Foreign currency forward exchange contracts	19,911	—	—
	$(12,434)	$(136)	$—

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$7,598	$—	$—
Foreign currency forward exchange contracts	(6,164)	—	—
	$1,434	$—	$—

On August 10, 2020, in order to obtain more working capital flexibility, the Company novated certain of its gold zero cost collar option contracts to a different counterparty and modified the related credit support requirements. The novation did not result in any changes to the critical terms of the applicable option contracts, nor was there a change in creditworthiness in relation to the new counterparty. To execute the novation, the Company was required to make an upfront payment of $3.8 million, as a funding cost for more favorable credit and margin requirements.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 18 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Year Ended December 31,
In thousands	2020	2019	2018
COVID-19	$15,414	$—	$—
Silvertip ongoing carrying costs	17,082	—	—
Silvertip temporary suspension costs	10,501	—	—
Gain on modification of right of use lease	(4,051)	—	—
Asset retirement accretion	11,754	12,154	11,116
Other	4,954	6,267	8,927
Pre-development, reclamation and other	$55,654	$18,421	$20,043

Other, net consists of the following:

	Year Ended December 31,
In thousands	2020	2019	2018
Foreign exchange gain (loss)	$(2,245)	$(4,346)	$(9,069)
Gain (loss) on sale of assets	(2,849)	(714)	19
Gold zero cost collars novation fee	(3,819)	—	—
Gain (loss) on sale of Manquiri NSR consideration(1)	365	133	(18,599)
RMC receivable write-down	—	(1,040)	(6,536)
Mexico inflation adjustment	—	—	1,939
Gain (loss) on Silvertip contingent consideration	955	—	—
Interest income on notes receivable	—	198	1,776
Other	1,652	2,576	5,765
Other, net	$(5,941)	$(3,193)	$(24,705)
(1) As defined in Note 22 -- Discontinued Operations.
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
For the years ended December 31, 2020, 2019 and 2018, there were 389,629, 1,137,726 and 1,312,737 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands except per share amounts	2020	2019	2018
Net income (loss) available to common stockholders:
Income (loss) from continuing operations	$25,627	$(346,896)	$(48,955)
Income (loss) from discontinued operations	—	5,693	550
	$25,627	$(341,203)	$(48,405)

Weighted average shares:
Basic	240,803	218,812	188,606
Effect of stock-based compensation plans	1,746	—	—
Diluted	242,549	218,812	188,606

Basic income (loss) per share:
Income (loss) from continuing operations	$0.11	$(1.59)	$(0.26)
Income (loss) from discontinued operations	—	0.03	—
Basic(1)	$0.11	$(1.56)	$(0.26)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.11	$(1.59)	$(0.26)
Income (loss) from discontinued operations	—	0.03	—
Diluted(1)	$0.11	$(1.56)	$(0.26)
(1) Due to rounding, the sum of net income per share from continuing operations and discontinued operations may not equal net income per share.
On April 23, 2020 the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At December 31, 2020, the Company had not sold any shares of its common stock under the ATM Program.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,727	$28,515	$51,552	$—	$92,794
Receivables	381	3,631	19,472	—	23,484
Ore on leach pads	—	74,866	—	—	74,866
Inventory	—	27,223	23,987	—	51,210
Prepaid expenses and other	20,872	1,375	5,007	—	27,254
	33,980	135,610	100,018	—	269,608
NON-CURRENT ASSETS
Property, plant and equipment, net	1,946	148,640	79,553	—	230,139
Mining properties, net	—	353,818	362,972	—	716,790
Ore on leach pads	—	81,963	—	—	81,963
Restricted assets	1,482	206	7,804	—	9,492
Equity and debt securities	12,943	—	—	—	12,943
Receivables	—	—	26,447	—	26,447
Net investment in subsidiaries	514,705	72,785	(72,190)	(515,300)	—
Other	198,587	51,528	1,957	(195,477)	56,595
TOTAL ASSETS	$763,643	$844,550	$506,561	$(710,777)	$1,403,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,978	$52,177	$36,422	$—	$90,577
Other accrued liabilities	36,183	46,023	36,952	—	119,158
Debt	—	14,506	7,568	—	22,074
Reclamation	—	1,584	715	—	2,299
	38,161	114,290	81,657	—	234,108
NON-CURRENT LIABILITIES
Debt	227,592	33,321	187,991	(195,477)	253,427
Reclamation	—	93,349	43,626	—	136,975
Deferred tax liabilities	100	8,457	25,645	—	34,202
Other long-term liabilities	3,629	29,916	18,241	—	51,786
Intercompany payable (receivable)	(199,318)	176,914	22,404	—	—
	32,003	341,957	297,907	(195,477)	476,390
STOCKHOLDERS’ EQUITY
Common stock	2,438	20,401	214,816	(235,217)	2,438
Additional paid-in capital	3,610,297	340,700	2,073,745	(2,414,445)	3,610,297
Accumulated deficit	(2,908,120)	27,202	(2,161,564)	2,134,362	(2,908,120)
Accumulated other comprehensive income (loss)	(11,136)	—	—	—	(11,136)
	693,479	388,303	126,997	(515,300)	693,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,643	$844,550	$506,561	$(710,777)	$1,403,977

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$496,996	$288,465	$—	$785,461
COSTS AND EXPENSES
Costs applicable to sales(1)	—	297,473	142,862	—	440,335
Amortization	742	76,830	53,815	—	131,387
General and administrative	33,699	3	20	—	33,722
Exploration	1,344	22,113	19,186	—	42,643
Pre-development, reclamation, and other	2,001	19,442	34,211	—	55,654
Total costs and expenses	37,786	415,861	250,094	—	703,741
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	7,601	—	—	—	7,601
Other, net	12,341	(2,860)	(1,069)	(14,353)	(5,941)
Interest expense, net of capitalized interest	(16,796)	(3,150)	(15,115)	14,353	(20,708)
Total other income (expense), net	3,146	(6,010)	(16,184)	—	(19,048)
Income (loss) from continuing operations before income and mining taxes	(34,640)	75,125	22,187	—	62,672
Income and mining tax (expense) benefit	(624)	(8,738)	(27,683)	—	(37,045)
Income (loss) from continuing operations	(35,264)	66,387	(5,496)	—	25,627
Equity income (loss) in consolidated subsidiaries	60,891	(12,956)	12,378	(60,313)	—
Income (loss) from discontinued operations	—	—	—	—	—
NET INCOME (LOSS)	$25,627	$53,431	$6,882	$(60,313)	$25,627
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges, net of tax	(12,434)	—	—	—	(12,434)
Reclassification adjustments for realized (gain) loss on cash flow hedges	1,434	—	—	—	1,434
Other comprehensive income (loss)	(11,000)	—	—	—	(11,000)
COMPREHENSIVE INCOME (LOSS)	$14,627	$53,431	$6,882	$(60,313)	$14,627

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$414,548	$296,954	$—	$711,502
COSTS AND EXPENSES
Costs applicable to sales(1)	—	300,496	250,685	—	551,181
Amortization	876	81,759	96,241	—	178,876
General and administrative	31,913	808	1,772	—	34,493
Exploration	1,492	12,220	8,815	—	22,527
Impairment of long-lived assets	—	—	250,814	—	250,814
Pre-development, reclamation, and other	346	11,204	6,871	—	18,421
Total costs and expenses	34,627	406,487	615,198	—	1,056,312
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	(1,281)	—	—	—	(1,281)
Fair value adjustments, net	16,039	(9)	—	—	16,030
Other, net	18,993	(1,106)	(3,941)	(17,139)	(3,193)
Interest expense, net of capitalized interest	(20,774)	(2,591)	(18,545)	17,139	(24,771)
Total other income (expense), net	12,977	(3,706)	(22,486)	—	(13,215)
Income (loss) from continuing operations before income and mining taxes	(21,650)	4,355	(340,730)	—	(358,025)
Income and mining tax (expense) benefit	(1,518)	(3,750)	16,397	—	11,129
Income (loss) from continuing operations	(23,168)	605	(324,333)	—	(346,896)
Equity income (loss) in consolidated subsidiaries	(323,728)	(10,100)	9,760	324,068	—
Income (loss) from discontinued operations	5,693	—	—	—	5,693
NET INCOME (LOSS)	$(341,203)	$(9,495)	$(314,573)	$324,068	$(341,203)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt and equity securities	59	—	—	—	59
Change in fair value of derivative contracts designated as cash flow hedges, net of tax	(136)	—	—	—	(136)
Other comprehensive income (loss)	(77)	—	—	—	(77)
COMPREHENSIVE INCOME (LOSS)	$(341,280)	$(9,495)	$(314,573)	$324,068	$(341,280)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$371,248	$254,656	$—	$625,904
COSTS AND EXPENSES
Costs applicable to sales(1)	—	285,242	155,708	—	440,950
Amortization	940	61,489	66,044	—	128,473
General and administrative	30,868	398	79	—	31,345
Exploration	1,496	9,294	14,607	—	25,397
Pre-development, reclamation, and other	1,246	11,351	7,446	—	20,043
Total costs and expenses	34,550	367,774	243,884	—	646,208
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	4,056	(418)		—	3,638
Other, net	(403)	617	(9,462)	(15,457)	(24,705)
Interest expense, net of capitalized interest	(21,563)	(1,479)	(16,779)	15,457	(24,364)
Total other income (expense), net	(17,910)	(1,280)	(26,241)	—	(45,431)
Income (loss) from continuing operations before income and mining taxes	(52,460)	2,194	(15,469)	—	(65,735)
Income and mining tax (expense) benefit	(548)	(1,926)	19,254	—	16,780
Income (loss) from continuing operations	(53,008)	268	3,785	—	(48,955)
Equity income (loss) in consolidated subsidiaries	3,593	(608)	(74)	(2,911)	—
Income (loss) from discontinued operations	1,010	(284)	(176)	—	550
NET INCOME (LOSS)	$(48,405)	$(624)	$3,535	$(2,911)	$(48,405)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Unrealized gain (loss) on debt securities, net of tax	26	—	—	—	26
Other comprehensive income (loss)	26	—	—	—	26
COMPREHENSIVE INCOME (LOSS)	$(48,379)	$(624)	$3,535	$(2,911)	$(48,379)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of operations	$16,926	$135,576	$56,520	$(60,313)	$148,709
Cash provided by (used in) activities of discontinued operations	—	—		—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$16,926	$135,576	$56,520	$(60,313)	$148,709

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(317)	(60,306)	(38,656)	—	(99,279)
Proceeds from the sale of assets	4,500	792	237	—	5,529
Purchase of investments	(2,500)	—	—	—	(2,500)
Sales of investments	30,831	—	—	—	30,831
Other	—	—	(252)	—	(252)
Investments in consolidated subsidiaries	(60,888)	(38)	613	60,313	—
Cash provided by (used in) activities of continuing operations	(28,374)	(59,552)	(38,058)	60,313	(65,671)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(28,374)	(59,552)	(38,058)	60,313	(65,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	150,000	—	—	—	150,000
Payments on debt, finance leases, and associated costs	(150,000)	(15,621)	(10,363)	—	(175,984)
Silvertip contingent consideration	—	—	(18,750)	—	(18,750)
Net intercompany financing activity	22,988	(59,103)	36,115	—	—
Other	(1,801)	—	—	—	(1,801)
Cash provided by (used in) activities of operations	21,187	(74,724)	7,002	—	(46,535)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,187	(74,724)	7,002	—	(46,535)
Effect of exchange rate changes on cash and cash equivalents	8	2	639	—	649
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,747	1,302	26,103	—	37,152
Cash, cash equivalents and restricted cash at beginning of period	4,356	27,231	25,431	—	57,018
Cash, cash equivalents and restricted cash at end of period	$14,103	$28,533	$51,534	$—	$94,170

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2019

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(377,159)	$125,325	$19,646	$324,068	$91,880
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(377,159)	$125,325	$19,646	$324,068	$91,880

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(491)	(48,324)	(50,957)	—	(99,772)
Proceeds from the sale of assets	—	913	120	—	1,033
Purchase of investments	(5,019)	(1)	(3)	—	(5,023)
Sales of investments	2,109	—	—	—	2,109
Proceeds from notes receivable	7,168	—	—	—	7,168
Other	2,051	32	(164)	—	1,919
Investments in consolidated subsidiaries	323,561	180	327	(324,068)	—
Cash provided by (used in) activities of continuing operations	329,379	(47,200)	(50,677)	(324,068)	(92,566)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	329,379	(47,200)	(50,677)	(324,068)	(92,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	123,059	—	—	—	123,059
Issuance of notes and bank borrowings, net of issuance costs	60,000	—	—	—	60,000
Payments on debt, finance leases, and associated costs	(195,878)	(17,364)	(8,612)	—	(221,854)
Silvertip contingent consideration	—	—	(18,697)	—	(18,697)
Net intercompany financing activity	55,611	(59,068)	3,457	—	—
Other	(3,404)	—	—	—	(3,404)
Cash provided by (used in) activities of continuing operations	39,388	(76,432)	(23,852)	—	(60,896)
Cash provided by (used in) activities of discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	39,388	(76,432)	(23,852)	—	(60,896)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	533	—	531
Less net cash provided by (used in) discontinued operations	—	—	—	—	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,392)	1,691	(54,350)	—	(61,051)
Cash, cash equivalents and restricted cash at beginning of period	12,748	25,540	79,781	—	118,069
Cash, cash equivalents and restricted cash at end of period	$4,356	$27,231	$25,431	$—	$57,018

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2018

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) activities of continuing operations	$(45,313)	$55,656	$12,676	$(2,911)	20,108
Cash provided by (used in) activities of discontinued operations	—	—	(2,690)	—	(2,690)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(45,313)	55,656	9,986	(2,911)	17,418

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(390)	(58,040)	(82,357)	—	(140,787)
Proceeds from the sale of assets	23	446	108	—	577
Purchase of investments	(431)	—	5	—	(426)
Sales of investments	11,694	1,019	—	—	12,713
Acquisitions, net of cash acquired	—	—	6,914	—	6,914
Proceeds from notes receivable	19,000	—	—	—	19,000
Other	46	217	(252)	—	11
Investments in consolidated subsidiaries	(6,288)	159	3,218	2,911	—
Cash provided by (used in) activities of continuing operations	23,654	(56,199)	(72,364)	2,911	(101,998)
Cash provided by (used in) activities of discontinued operations	—	—	(28,470)	—	(28,470)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,654	(56,199)	(100,834)	2,911	(130,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	95,000	—	—	—	95,000
Payments on debt, finance leases, and associated costs	(60,826)	(12,239)	(21,994)	—	(95,059)
Net intercompany financing activity	(50,640)	(13,906)	64,546	—	—
Other	(5,160)	—	—	—	(5,160)
Cash provided by (used in) activities of continuing operations	(21,626)	(26,145)	42,552	—	(5,219)
Cash provided by (used in) activities of discontinued operations	—	—	(22)	—	(22)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,626)	(26,145)	42,530	—	(5,241)
Effect of exchange rate changes on cash and cash equivalents	—	(11)	39	—	28
Less net cash provided by (used in) discontinued operations	—	—	(32,930)	—	(32,930)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(43,285)	(26,699)	(15,349)	—	(85,333)
Cash, cash equivalents and restricted cash at beginning of period	56,033	52,239	95,130	—	203,402
Cash, cash equivalents and restricted cash at end of period	$12,748	$25,540	$79,781	$—	$118,069

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 21 – COMMITMENTS AND CONTINGENCIES
Mexico VAT Litigation
Included in non-current receivables as of December 31, 2020 are $26.4 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Under the royalty agreement, Coeur applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying the Company’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation continues, some of which was determined unfavorably to the Company in 2019 and 2020 based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, the Company may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican tax courts and the process for recovering funds even if there is a successful outcome in litigation can be unpredictable. The continued failure to recover the VAT receivable may result in the Company recording a reserve against some or all of this amount, which, if material, may have a material adverse impact on the Company’s financial statements.
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At December 31, 2020 the remaining unamortized balance was $9.4 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”) to allow for a $25.0 million prepayment for deliveries of gold concentrate from the Kensington mine, for which deliveries were made to the counterparty in 2019. The Amended Sales Contract also included an option for an additional $15.0 million prepayment for deliveries of gold concentrate, which Coeur exercised in December 2019. In the first half of 2020, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of this prepayment obligation. The Amended Sales Contract was further amended in June 2020 to include options for Coeur to receive up to two additional prepayments of up to $15.0 million each for deliveries of gold concentrate from the Kensington mine, and Coeur exercised the option to receive the first $15.0 million prepayment in June 2020 (the “June 2020 Prepayment”). In the second half of 2020, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of the June 2020 Prepayment obligation. In December 2020, Coeur exercised the option to receive the second $15.0 million prepayment (the “December 2020 Prepayment”), which is recognized as a deferred revenue liability and is presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by June 30, 2021.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of December 31, 2020 and December 31, 2019, the Company had surety bonds totaling $311.9 million and $215.6 million, respectively, in place as financial support for future reclamation and closure costs. The 2020 increase in surety bonds was primarily related to the POA 11 expansion project at Rochester and reclamation and post-closure requirements at Wharf. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

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

NOTE 23 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	December 31, 2020	December 31, 2019
Accrued salaries and wages	$30,457	$20,047
Silvertip contingent consideration	—	25,000
Deferred revenue (1)	16,425	16,672
Income and mining taxes	26,118	11,243
Accrued operating costs	3,327	3,752
Unrealized losses on derivatives	24,950	411
Taxes other than income and mining	3,616	3,554
Accrued interest payable	1,855	1,833
Operating lease liabilities	12,410	13,104
Accrued liabilities and other	$119,158	$95,616
(1) See Note 21 -- Commitments and Contingencies for additional details on deferred revenue liabilities

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the year ended December 31, 2020 and 2019:

In thousands	December 31, 2020	December 31, 2019
Cash and cash equivalents	$92,794	$55,645
Restricted cash equivalents	1,376	1,373
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$94,170	$57,018
The following table presents non-cash financing and investing activities and other cash flow information:

	Year ended December 31,
Non-cash financing and investing activities:	2020	2019	2018
Finance lease obligations	$5,283	$16,615	$45,813
Capital expenditures, not yet paid	$30,682	$8,188	$6,428
Non-cash extinguishment of senior notes	$—	$20,009	$—
Non-cash acquisitions and related deferred taxes	$—	$—	$110,273
Non-cash Silvertip contingent consideration	$5,295	$5,973	$—
Other cash flow information:
Interest paid	$20,634	$24,428	$22,916
Income taxes paid	$35,600	$33,700	$50,400

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
2020
Revenues	$173,167	$154,249	$229,728	$228,317
Costs applicable to sales	118,917	90,015	112,772	118,631
Amortization	36,162	27,876	32,216	35,133
Gross Profit	18,088	36,358	84,740	74,553
Exploration	6,386	11,855	12,818	11,584
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Impairment of long-lived assets)	15,475	27,291	22,788	23,822
Income (loss) from continuing operations	(11,900)	(1,209)	26,856	11,880
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	(11,900)	(1,209)	26,856	11,880
Cash provided by (used in) operating activities	(7,991)	9,947	79,464	67,289
Capital expenditures	22,208	16,682	22,996	37,393

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.05)	$(0.01)	$0.11	$0.05
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Basic	$(0.05)	$(0.01)	$0.11	$0.05

Diluted income (loss) per share:
Net income (loss) from continuing operations	$(0.05)	$(0.01)	$0.11	$0.05
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Diluted	$(0.05)	$(0.01)	$0.11	$0.05

	Q1	Q2	Q3	Q4
2019
Revenues	$154,870	$162,123	$199,469	$195,040
Costs applicable to sales	$131,650	$131,948	$140,952	146,631
Amortization	$41,876	$43,204	$45,678	48,118
Gross Profit	$(18,656)	$(13,029)	$12,839	291
Exploration	$3,714	$5,719	$5,893	7,201
Other operating expenses (General and administrative, Pre-development, reclamation, and other, and Impairment of long-lived assets)	$13,908	$12,084	$14,486	263,250
Income (loss) from continuing operations	$(24,894)	$(36,764)	$(14,277)	(270,961)
Income (loss) from discontinued operations	$5,693	$—	$—	—
Net income (loss)	$(19,201)	$(36,764)	$(14,277)	(270,961)
Cash provided by (used in) operating activities	$(15,846)	$26,435	$41,996	39,295
Capital expenditures	$27,438	$20,749	$30,678	20,907

Basic income (loss) per share:
Net income (loss) from continuing operations	$(0.12)	$(0.18)	$(0.06)	$(1.13)
Net income (loss) from discontinued operations	0.03	0.00	0.00	0.00
Basic	$(0.09)	$(0.18)	$(0.06)	$(1.13)

Diluted income (loss) per share:
Net income (loss) from continuing operations	$(0.12)	$(0.18)	$(0.06)	$(1.13)
Net income (loss) from discontinued operations	0.03	0.00	0.00	0.00
Diluted	$(0.09)	$(0.18)	$(0.06)	$(1.13)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a)Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2020.
(b)Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1: Election of Directors”, “Information about our Executive Officers”, “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” “2020 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2020 Year End,” “2020 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	222,273	$15.44	2,233,481
Equity compensation plans not approved by security holders	—	—	—
Total	222,273	$15.44	2,233,481
(1)Amounts include 2,335,102 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Committees of the Board of Directors and Attendance”, and “Director Independence”.

Item 14.    Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.”

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

3.4	Amended and Restated Bylaws effective March 8, 2019 (incorporated herein by reference to Exhibit 3.1 to the Registrants Current Report on Form 8-K filed on March 11, 2019 (File No. 001-08641)).
4.1
Description of Coeur Mining, Inc. securities registered under Section 12 of the Exchange Act (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-08641)).

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

10.13
First Amendment to Credit Agreement, dated October 29, 2018, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2018 (File No. 001-08641)).

10.14	Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*
10.15
Form of Performance Share Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.16
Form of Incentive Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.17
Form of Nonqualified Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.18
Form of Cash-Settled Stock Appreciation Rights Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.19
Form of Performance Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.20
Form of Restricted Stock Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).*

10.21
Offer Letter dated December 12, 2018, between Coeur Mining, Inc. and Thomas S. Whelan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2018 (File No. 001-08641)).*

10.22
Second Amendment to Credit Agreement, dated April 30, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report filed on Form 10-Q on May 1, 2019 (File No. 001-8641)).

10.23
Third Amendment to Credit Agreement, dated August 6, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on filed Form 10-Q on August 7, 2019 (File No. 001-08641)).

10.24
Form of Restricted Stock Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-08641)).*

10.25
ATM Equity Offering Sales Agreement, dated as of April 23, 2020, by and among Coeur Mining, Inc., BofA Securities, Inc. and RBC Capital Markets, LLC (Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2020 (File No. 001-08641)).

10.26
Offer Letter dated April 28, 2020 from the Company to Michael Routledge (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 28, 2020 (File No. 001-08641)).*

10.27
First Incremental Facility Amendment, dated December 14, 2020, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020 (File. No. 001-08641)).

10.28	Clawback and Forfeiture Policy Effective December 8, 2020 (Filed herewith).
21	List of subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
*    Management contract or compensatory plan or arrangement.
**    The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows, Consolidated Balance Sheets, and Consolidated Statement of Changes in Stockholders' Equity

Item 16.Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 17, 2021	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 17, 2021

/s/ Thomas S. Whelan_____________________ Thomas S. Whelan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2021

/s/ Ken Watkinson______________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2021

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 17, 2021

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 17, 2021

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 17, 2021

/s/ Eduardo Luna_______________________ Eduardo Luna	Director	February 17, 2021

/s/ Jessica L. McDonald___________________ Jessica L. McDonald	Director	February 17, 2021

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 17, 2021

/s/ John H. Robinson______________________ John H. Robinson	Director	February 17, 2021

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 17, 2021