Form 10-Q
period 2021-03-31
Coeur Mining, Inc.
filed 2021-04-28
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 243,436,472 shares were issued and outstanding as of April 26, 2021.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2021	December 31, 2020
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$154,066	$92,794
Receivables	4	22,606	23,484
Inventory	5	53,591	51,210
Ore on leach pads	5	78,689	74,866
Prepaid expenses and other		27,274	27,254
		336,226	269,608
NON-CURRENT ASSETS
Property, plant and equipment, net		248,237	230,139
Mining properties, net		739,559	716,790
Ore on leach pads	5	87,723	81,963
Restricted assets		9,266	9,492
Equity securities	6	8,209	12,943
Receivables	4, 17	25,605	26,447
Other		60,590	56,595
TOTAL ASSETS		$1,515,415	$1,403,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$96,715	$90,577
Accrued liabilities and other	18	62,682	119,158
Debt	8	21,404	22,074
Reclamation	9	2,299	2,299
		183,100	234,108
NON-CURRENT LIABILITIES
Debt	8	390,721	253,427
Reclamation	9	139,112	136,975
Deferred tax liabilities		34,577	34,202
Other long-term liabilities		47,399	51,786
		611,809	476,390
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 243,469,002 issued and outstanding at March 31, 2021 and 243,751,283 at December 31, 2020		2,435	2,438
Additional paid-in capital		3,610,631	3,610,297
Accumulated other comprehensive income (loss)		13,500	(11,136)
Accumulated deficit		(2,906,060)	(2,908,120)
		720,506	693,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,515,415	$1,403,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2021	2020
	Notes	In thousands, except share data
Revenue	3	$202,117	$173,167
COSTS AND EXPENSES
Costs applicable to sales(1)	3	108,147	118,917
Amortization		29,937	36,162
General and administrative		11,554	8,920
Exploration		9,666	6,386
Pre-development, reclamation, and other		13,712	6,555
Total costs and expenses		173,016	176,940
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	8	(9,173)	—
Fair value adjustments, net	12	(3,799)	(8,819)
Interest expense, net of capitalized interest	8	(4,910)	(5,128)
Other, net	14	3,627	1,881
Total other income (expense), net		(14,255)	(12,066)
Income (loss) before income and mining taxes		14,846	(15,839)
Income and mining tax (expense) benefit	10	(12,786)	3,939
NET INCOME (LOSS)		$2,060	$(11,900)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges, net of tax of $0 and $22 for the three months ended March 31, 2021 and 2020, respectively.		27,357	206
Reclassification adjustments for realized (gain) loss on cash flow hedges		(2,721)	—
Other comprehensive income (loss)		24,636	206
COMPREHENSIVE INCOME (LOSS)		$26,696	$(11,694)

NET INCOME (LOSS) PER SHARE	15
Basic		$0.01	$(0.05)

Diluted		$0.01	$(0.05)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2021	2020
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$2,060	$(11,900)
Adjustments:
Amortization		29,937	36,162
Accretion		2,905	2,847
Deferred taxes		124	(5,487)
Loss on debt extinguishment	8	9,173	—
Fair value adjustments, net	12	3,799	8,819
Stock-based compensation	11	4,256	2,013
Gain on modification of right of use lease		—	(4,051)
Write-downs		—	10,381
Deferred revenue recognition	17	(8,346)	(7,548)
Other		(2,328)	(1,092)
Changes in operating assets and liabilities:
Receivables		999	(813)
Prepaid expenses and other current assets		(655)	(346)
Inventory and ore on leach pads		(17,486)	(21,925)
Accounts payable and accrued liabilities		(28,797)	(15,051)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(4,359)	(7,991)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(59,424)	(22,208)
Proceeds from the sale of assets		4,588	4,506
Sale of investments		935	—
Other		(17)	(17)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(53,918)	(17,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	8	367,493	50,000
Payments on debt, finance leases, and associated costs	7, 8	(243,967)	(5,901)
Silvertip contingent consideration	17	—	(18,750)
Other		(3,925)	(1,973)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		119,601	23,376
Effect of exchange rate changes on cash and cash equivalents		(51)	(626)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		61,273	(2,960)
Cash, cash equivalents and restricted cash at beginning of period		94,170	57,018
Cash, cash equivalents and restricted cash at end of period		$155,443	$54,058

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	2,060	—	2,060
Other comprehensive income (loss)	—	—	—	—	24,636	24,636
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(282)	(3)	334	—	—	331
Balances at March 31, 2021	243,470	$2,435	$3,610,631	$(2,906,060)	$13,500	$720,506

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	(11,900)	—	(11,900)
Other comprehensive income (loss)	—	—	—	—	206	206
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,179	12	27	—	—	39
Balances at March 31, 2020	243,586	$2,436	$3,603,785	$(2,945,647)	$70	$660,644

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2021. The condensed consolidated December 31, 2020 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2020 10-K.
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
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three Months Ended March 31,
In thousands	2021	2020
Opening Balance	$9,376	$11,061
Revenue Recognized	(346)	(556)
Closing Balance	$9,030	$10,505
In December 2020, the Company received a $15.0 million prepayment (the “December 2020 Prepayment” as defined in Note 17) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 17). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheet. See Note 17 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Amended Sales Contract liability balance:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
In thousands	2021	2020
Opening Balance	$15,003	$15,010
Additions	101	132
Revenue Recognized	(8,000)	(7,124)
Closing Balance	$7,104	$8,018
Recently Adopted Accounting Standards
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
The 2019 novel strain of coronavirus causing a contagious respiratory disease known as COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to Coeur’s business and operations and the Company expects costs associated with its COVID-19 mitigation and response efforts at each of its operations to continue.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$37,567	$12,440	$54,466	$33,849	$—	$—	$138,322
Silver sales	42,778	20,317	—	700	—	—	63,795
Metal sales	80,345	32,757	54,466	34,549	—	—	202,117
Costs and Expenses
Costs applicable to sales(1)	33,988	24,033	31,394	18,732	—	—	108,147
Amortization	9,059	3,577	13,445	2,475	1,086	295	29,937
Exploration	1,693	472	1,109	67	2,932	3,393	9,666
Other operating expenses	1,270	1,448	2,995	185	6,555	12,813	25,266
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	(3,799)	(3,799)
Interest expense, net	(187)	(222)	(232)	(37)	45	(4,277)	(4,910)
Other, net	(665)	(61)	—	24	(102)	4,431	3,627
Income and mining tax (expense) benefit	(11,340)	(138)	(334)	(1,129)	—	155	(12,786)
Net Income (loss)	$22,143	$2,806	$4,957	$11,948	$(10,630)	$(29,164)	$2,060
Segment assets(2)	$306,648	$388,047	$162,727	$79,018	$169,328	$177,516	$1,283,284
Capital expenditures	$9,983	$30,177	$7,202	$1,481	$10,387	$194	$59,424
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended March 31, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$41,647	$8,666	$51,666	$25,626	$—	$—	$127,605
Silver sales	32,692	10,739	—	248	1,230	$—	44,909
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	74,339	19,405	51,666	25,874	1,883	—	173,167
Costs and Expenses
Costs applicable to sales(1)	35,974	16,956	30,507	17,823	17,657	—	118,917
Amortization	13,175	2,904	11,922	2,444	5,345	372	36,162
Exploration	1,492	220	1,772	4	251	2,647	6,386
Other operating expenses	722	1,246	331	442	2,374	10,360	15,475
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	(8,819)	(8,819)
Interest expense, net	(155)	(268)	(309)	(51)	(259)	(4,086)	(5,128)
Other, net	(47)	(53)	71	(13)	1,130	793	1,881
Income and mining tax (expense) benefit	2,287	(43)	—	(475)	—	2,170	3,939
Net Income (loss)	$25,061	$(2,285)	$6,896	$4,622	$(22,873)	$(23,321)	$(11,900)
Segment assets(2)	$307,662	$295,972	$188,470	$85,531	161,214	$164,745	$1,203,594
Capital expenditures	$7,080	$5,058	$4,808	$409	4,616	$237	$22,208
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	March 31, 2021	December 31, 2020
Total assets for reportable segments	$1,283,284	$1,232,153
Cash and cash equivalents	154,066	92,794
Other assets	78,065	79,030
Total consolidated assets	$1,515,415	$1,403,977

Geographic Information

Long-Lived Assets	March 31, 2021	December 31, 2020
United States	$530,895	$503,818
Mexico	294,702	293,436
Canada	162,072	149,018
Other	127	657
Total	$987,796	$946,929

Revenue	Three months ended March 31,
	2021	2020
United States	$121,772	$96,945
Mexico	80,345	74,339
Canada	—	1,883
Total	$202,117	$173,167

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	March 31, 2021	December 31, 2020
Current receivables:
Trade receivables	$5,008	$3,293
Value added tax (“VAT”) receivable	16,265	17,080
Income tax receivable	448	530
Other	885	2,581
	$22,606	$23,484
Non-current receivables:
VAT receivable(1)	$25,605	$26,447
	25,605	26,447
Total receivables	$48,211	$49,931
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 17 -- Commitments and Contingencies for additional detail. The $0.8 million decrease in the three months ended March 31, 2021 is attributable to a weaker Mexican Peso.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	March 31, 2021	December 31, 2020
Inventory:
Concentrate	$2,100	$2,909
Precious metals	16,573	14,788
Supplies	34,918	33,513
	53,591	51,210
Ore on Leach Pads:
Current	78,689	74,866
Non-current	87,723	81,963
	166,412	156,829

Long-term Stockpile (included in Other)	$10,759	$5,664

Total Inventory and Ore on Leach Pads	$230,762	$213,703

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity and debt securities of silver and gold exploration, development and royalty and streaming companies.

	At March 31, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Integra Resources Corp.	$7,500	$—	$707	$8,207
Other	2	—	—	2
Equity securities	$7,502	$—	$707	$8,209

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	At December 31, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$166	$—	$875	$1,041
Integra Resources Corp.	7,500	—	4,401	11,901
Other	2	(1)	—	1
Equity securities	$7,668	$(1)	$5,276	$12,943
On January 4, 2021, the Company completed the sale of 83,556 shares of common stock of Metalla Royalty & Streaming Ltd. (“Metalla”) (“Metalla Common Shares”) at an average price (net of commission) of $11.19 per Metalla Common Share for net proceeds of $0.9 million for a realized gain of $0.8 million.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three months ended March 31,
In thousands	2021	2020
Lease Cost
Operating lease cost	$3,151	$2,897

Short-term operating lease cost	$3,045	$1,667

Finance Lease Cost:
Amortization of leased assets	$5,888	$5,973
Interest on lease liabilities	589	1,005
Total finance lease cost	$6,477	$6,978
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
In thousands	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,401	$4,871
Operating cash flows from finance leases	$589	$1,005
Financing cash flows from finance leases	$5,663	$5,901

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

In thousands	March 31, 2021	December 31, 2020
Operating Leases
Other assets, non-current	$37,881	$40,511

Accrued liabilities and other	$11,798	$12,410
Other long-term liabilities	25,196	27,433
Total operating lease liabilities	$36,994	$39,843

Finance Leases
Property and equipment, gross	$105,945	$104,433
Accumulated depreciation	(65,662)	(60,272)
Property and equipment, net	$40,283	$44,161

Debt, current	$21,404	$22,074
Debt, non-current	23,149	25,837
Total finance lease liabilities	$44,553	$47,911

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.28	1.36
Weighted-average remaining lease term - operating leases	3.81	4.00

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.30%	5.37%
Weighted-average discount rate - operating leases	5.19%	5.18%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of March 31, 2021 (In thousands)
	Operating leases	Finance leases
2021	$9,140	$19,020
2022	10,988	18,161
2023	10,407	8,870
2024	8,812	2,039
2025	213	490
Thereafter	1,169	—
Total	$40,729	$48,580
Less: imputed interest	(3,735)	(4,027)
Net lease obligation	$36,994	$44,553

NOTE 8 – DEBT

	March 31, 2021		December 31, 2020
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$367,572	$—	$—
2024 Senior Notes, net(2)	—	—	—	227,590
Revolving Credit Facility(3)	—	—	—	—
Finance lease obligations	21,404	23,149	22,074	25,837
	$21,404	$390,721	$22,074	$253,427
(1) Net of unamortized debt issuance costs of $7.4 million and $0.0 million at March 31, 2021 and December 31, 2020, respectively.
(2) Net of unamortized debt issuance costs of $0.0 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively.
(3) Unamortized debt issuance costs of $2.7 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively, included in Other Non-Current Assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). The 2029 Senior Notes are governed by an Indenture dated as of March 1, 2021 (the “Indenture”), among the Company, as issuer, certain of the Company's subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”). The 2029 Senior Notes bear interest at a rate of 5.125% per year from the date of issuance. Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2021. The 2029 Senior Notes will mature on February 15, 2029 and are fully and unconditionally guaranteed by the Guarantors.

At any time prior to February 15, 2024, the Company may redeem all or part of the 2029 Senior Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the 2029 Senior Notes on or after February 15, 2024, at redemption prices set forth in the Indenture, together with accrued and unpaid interest. At any time prior to February 15, 2024, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the 2029 Senior Notes, including any permitted additional 2029 Senior Notes, at a redemption price equal to 105.125% of the principal amount.

The Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company's subsidiaries' ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The Indenture also contains certain “Events of Default” (as defined in the Indenture) customary for indentures of this type. If an Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the 2029 Senior Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the 2029 Senior Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the 2029 Senior Notes to be due and payable.
2024 Senior Notes
Concurrent with the offering of the 2029 Senior Notes, the Company commenced a cash tender offer (the “Tender Offer”) to purchase the outstanding $230.0 million in aggregate principal amount of its 5.875% Senior Notes due 2024 (the “2024 Senior Notes”). The Tender Offer was made on the terms and subject to the conditions set forth in the Offer to Purchase dated February 22, 2021. The Tender Offer expired at 5:00 p.m., New York City time, on February 26, 2021 (the “Expiration Time”). Holders of the 2024 Senior Notes who tendered (and did not validly withdraw) their notes at or prior to the Expiration Time were entitled to receive in cash $1,029.38 per $1,000 principal amount of 2024 Senior Notes validly tendered (and not validly withdrawn) and accepted for purchase by the Company in the Tender Offer, plus accrued and unpaid interest on such 2024 Senior Notes. $102.8 million aggregate principal amount of the 2024 Senior Notes were validly tendered and purchased by the Company on March 1, 2021. In accordance with the terms of the indenture governing the 2024 Senior Notes, the remaining $127.2 million aggregate principal amount of the 2024 Senior Notes were redeemed on March 31, 2021 at the redemption price specified in the indenture governing the 2024 Senior Notes ($1,029.38 per $1,000 principal amount redeemed, plus accrued and unpaid interest). The Company recorded a loss of $9.2 million as a result of the extinguishment of the 2024 Senior Notes.
Revolving Credit Facility
On March 1, 2021, the Company entered into a fifth amendment (the “Amendment”) to its credit agreement, dated as of September 29, 2017 (as previously amended, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia and ING Capital LLC, as lenders. The Amendment, among other things, (i) extended the maturity date of the senior secured revolving credit facility (“Revolving Credit Facility” or “RCF”) provided under the Credit Agreement to March 2025 and (ii) permits the Company to obtain one or more increases of the RCF, which is currently in the amount of $300.0 million, in an aggregate amount of up to $100.0 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At March 31, 2021, the Company had no borrowings and $35.0 million in outstanding letters of credit under the RCF. At March 31, 2021, the interest rate on the principal of the RCF was 2.4%.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2021, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended March 31,
In thousands	2021	2020
2024 Senior Notes	$2,591	$3,378
2029 Senior Notes	1,602	—
Revolving Credit Facility	480	549
Finance lease obligations	589	1,005
Amortization of debt issuance costs	404	381
Other debt obligations	57	35
Capitalized interest	(813)	(220)
Total interest expense, net of capitalized interest	$4,910	$5,128

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Asset retirement obligation - Beginning	$137,120	$134,543
Accretion	2,863	2,804
Settlements	(629)	(719)
Asset retirement obligation - Ending	$139,354	$136,628
The Company accrued $2.1 million and $1.9 million at each of March 31, 2021 and March 31, 2020, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2021 and 2020 by significant jurisdiction:

	Three months ended March 31,
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(8,531)	$(1,625)	$(11,005)	$(736)
Canada	(12,785)	—	(26,029)	15
Mexico	32,914	(11,161)	21,359	4,631
Other jurisdictions	3,248	—	(164)	29
	$14,846	$(12,786)	$(15,839)	$3,939
    During the first quarter of 2021, the Company reported estimated income and mining tax expense of approximately $12.8 million, resulting in an effective tax rate of 86.1%. This compares to income tax expense of $3.9 million for an effective

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
tax rate of 24.9% during the first quarter of 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2020 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2016 forward for the U.S. federal jurisdiction and from 2011 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $0.5 million and $1.0 million in the next twelve months.
    At March 31, 2021 and December 31, 2020, the Company had $0.3 million and $0.7 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2021 and December 31, 2020, the amount of accrued income-tax-related interest and penalties was $0.3 million and $1.1 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three months ended March 31, 2021 and 2020 was $4.3 million and $2.0 million, respectively. At March 31, 2021, there was $7.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
    The following table summarizes the grants awarded during the three months ended March 31, 2021:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 24, 2021	5,000	$10.40	—	$—

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2021	2020
Unrealized gain (loss) on equity securities	$(4,568)	$(8,819)
Realized gain (loss) on equity securities	769	—
Fair value adjustments, net	$(3,799)	$(8,819)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$8,209	$8,209	$—	$—
Gold zero cost collars	4,056	—	4,056	—
Foreign currency forward exchange contracts	9,444	—	9,444	—
Provisional metal sales contracts	3	—	3	—
	$21,712	$8,209	$13,503	$—
Liabilities:
Provisional metal sales contracts	$148	$—	$148	$—

	Fair Value at December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$12,943	$12,943	$—	$—
Foreign currency forward exchange contracts	13,747	—	13,747	—
Provisional metal sales contracts	481	—	481	—
	$27,171	$12,943	$14,228	$—
Liabilities:
Gold zero cost collars	$24,883	$—	$24,883	$—
Provisional metal sales contracts	67	—	67	—
	$24,950	$—	$24,950	$—
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
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2021.
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2021 and December 31, 2020 is presented in the following table:

	March 31, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$367,572	$351,792	$—	$351,792	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
(1) Net of unamortized debt issuance costs of $7.4 million
(2) Unamortized debt issuance costs of $2.7 million included in Other Non-Current Assets.

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
At March 31, 2021, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Provisional gold sales contracts	$21,630	$—
Average gold price per ounce	$1,782	$—
Notional ounces	12,137	—
    The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$3	$148

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$481	$67
The following represent mark-to-market gains (losses) on derivative instruments in the three months ended March 31, 2021 and 2020, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2021	2020
Revenue	Provisional metal sales contracts	$(559)	$500
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts are net cash settled monthly and, if the price of

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
At March 31, 2021, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Gold put options
Average gold strike price per ounce	$1,600	$1,626
Notional ounces	119,025	126,000

Gold call options
Average gold strike price per ounce	$1,877	$2,030
Notional ounces	119,025	126,000

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	$25.14	$—
Notional US dollar	$45,000	$—
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
As of March 31, 2021, the Company had $13.5 million of net after-tax gain in AOCI related to losses from cash flow hedge transactions, of which $10.4 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts and the Canadian and Mexican exchange rates for foreign currency contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	March 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$4,056	$—
Foreign currency forward exchange contracts	9,444	—
	$13,500	$—

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$24,883
Foreign currency forward exchange contracts	13,747	—
	$13,747	$24,883

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in Accumulated Other Comprehensive Income (“AOCI”) and the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, respectively (in thousands).

	Three Months Ended March 31,
	2021	2020
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$28,547	$163
Foreign currency forward exchange contracts	(1,190)	65
	$27,357	$228

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$392	$—
Foreign currency forward exchange contracts	(3,113)	—
	$(2,721)	$—

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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended March 31,
In thousands	2021	2020
COVID-19	$3,005	$272
Silvertip ongoing carrying costs	6,921	2,608
Silvertip temporary suspension costs	—	3,659
Gain on modification of right of use lease	—	(4,051)
Asset retirement accretion	2,905	2,847
Other	881	1,220
Pre-development, reclamation and other	$13,712	$6,555

Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2021	2020
Foreign exchange gain (loss)	$(773)	$(76)
Gain (loss) on sale of assets	4,053	9
Gain (loss) on sale of Manquiri NSR consideration	—	365
Gain (loss) on Silvertip contingent consideration	—	955
Other	347	628
Other, net	$3,627	$1,881

NOTE 15 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of the Company’s common stock outstanding during the period. Diluted net income (loss) per share

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2021 and 2020, there were 112,610 and 1,712,033 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three months ended March 31,
In thousands except per share amounts	2021	2020
Net income (loss) available to common stockholders	$2,060	$(11,900)

Weighted average shares:
Basic	241,397	240,255
Effect of stock-based compensation plans	3,123	—
Diluted	244,520	240,255

Income (loss) per share:
Basic	$0.01	$(0.05)

Diluted(1)	$0.01	$(0.05)
On April 23, 2020 the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At March 31, 2021, the Company had not elected to sell any shares of its common stock under the ATM Program.

NOTE 16 - SUPPLEMENTAL GUARANTOR INFORMATION
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Coeur Sterling, Inc., Sterling Intermediate Holdco, Inc., and Coeur Sterling Holdings LLC (collectively, the “Subsidiary Guarantors”) of the 2029 Senior Notes. The following schedules present summarized financial information of (a) Coeur, the parent company and (b) the Subsidiary Guarantors (collectively the “Obligor Group”). The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with certain wholly-owned domestic and foreign subsidiaries of the Company have been presented in separate line items, if they are material. Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET
MARCH 31, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,288	$33,008
Receivables	396	5,431
Ore on leach pads	—	78,689
Inventory	—	27,526
Prepaid expenses and other	21,664	854
	101,348	145,508
NON-CURRENT ASSETS
Property, plant and equipment, net	1,987	156,359
Mining properties, net	—	373,135
Ore on leach pads	—	87,723
Restricted assets	1,481	206
Equity and debt securities	8,209	—
Net investment in subsidiaries	554,504	69,106
Other	195,236	54,160
TOTAL ASSETS	$862,765	$886,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,956	$54,978
Other accrued liabilities	6,598	34,684
Debt	—	13,709
Reclamation	—	1,584
	8,554	104,955
NON-CURRENT LIABILITIES
Debt	367,572	35,970
Reclamation	—	94,718
Deferred tax liabilities	151	8,597
Other long-term liabilities	3,643	27,374
Intercompany payable (receivable)	(237,661)	214,056
	133,705	380,715
STOCKHOLDERS’ EQUITY
Common stock	2,435	19,356
Additional paid-in capital	3,610,631	340,700
Accumulated deficit	(2,906,060)	40,471
Accumulated other comprehensive income (loss)	13,500	—
	720,506	400,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,765	$886,197

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET
DECEMBER 31, 2020

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,727	$28,515
Receivables	381	3,631
Ore on leach pads	—	74,866
Inventory	—	27,223
Prepaid expenses and other	20,872	1,375
	33,980	135,610
NON-CURRENT ASSETS
Property, plant and equipment, net	1,946	148,640
Mining properties, net	—	353,818
Ore on leach pads	—	81,963
Restricted assets	1,482	206
Equity and debt securities	12,943	—
Net investment in subsidiaries	514,705	72,785
Other	198,587	51,528
TOTAL ASSETS	$763,643	$844,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,978	$52,177
Other accrued liabilities	36,183	46,023
Debt	—	14,506
Reclamation	—	1,584
	38,161	114,290
NON-CURRENT LIABILITIES
Debt	227,592	33,321
Reclamation	—	93,349
Deferred tax liabilities	100	8,457
Other long-term liabilities	3,629	29,916
Intercompany payable (receivable)	(199,318)	176,914
	32,003	341,957
STOCKHOLDERS’ EQUITY
Common stock	2,438	20,401
Additional paid-in capital	3,610,297	340,700
Accumulated deficit	(2,908,120)	27,202
Accumulated other comprehensive income (loss)	(11,136)	—
	693,479	388,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,643	$844,550

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$121,770
Gross profit (loss)	$(153)	$27,971
Income (loss) from continuing operations	$2,060	$12,223
Net income (loss)	$2,060	$12,223

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico VAT Litigation
Included in non-current receivables as of March 31, 2021 are $25.6 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Under the royalty agreement, Coeur applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying the Company’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation continues, some of which has been determined unfavorably to the Company based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, the Company may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican tax courts and the process for recovering funds even if there is a successful outcome in litigation can be unpredictable. The continued failure to recover the VAT receivable may result in the Company recording a reserve against some or all of this amount, which, if material, may have a material adverse impact on the Company’s financial statements.
Palmarejo Gold Stream
Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), a subsidiary of Coeur, sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At March 31, 2021 the remaining unamortized balance was $9.0 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time, the Amended Sales Contract has been further amended to allow for additional prepayments, the latest occurring in June 2020 to include options for Coeur to receive up to two additional prepayments of up to $15.0 million. In December 2020, Coeur exercised the option to receive the second $15.0 million prepayment (the “December 2020 Prepayment”). In the first quarter of 2021, the Kensington mine delivered $8.0 million under the December 2020 Prepayment. The remaining deliveries of $7.1 million under the December 2020 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by June 30, 2021.
Silvertip Contingent Consideration
During the first quarter of 2020, the Company made a payment of $25.0 million in the form of $18.8 million in cash and 0.9 million shares of common stock to satisfy a contingent consideration payment due in conjunction with the acquisition of the Company’s Silvertip property. For more details, please see Note 21 -- Commitments and Contingencies in the 2020 10-K.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of March 31, 2021 and December 31, 2020, the Company had surety bonds totaling $312.0 million and $311.9 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2021	December 31, 2020
Accrued salaries and wages	$21,028	$30,457
Deferred revenue (1)	8,555	16,425
Income and mining taxes	12,099	26,118
Accrued operating costs	3,608	3,327
Unrealized losses on derivatives	148	24,950
Taxes other than income and mining	3,315	3,616
Accrued interest payable	2,131	1,855
Operating lease liabilities	11,798	12,410
Accrued liabilities and other	$62,682	$119,158
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three months ended March 31, 2021 and 2020:

In thousands	March 31, 2021	March 31, 2020
Cash and cash equivalents	$154,066	$52,895
Restricted cash equivalents	1,377	1,163
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$155,443	$54,058

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
First Quarter Highlights
For the quarter, Coeur reported revenue of $202.1 million and cash flow from operating activities of $(4.4) million. We reported GAAP net income of $2.1 million, or $0.01 per diluted share. On an adjusted basis1, the Company reported EBITDA of $65.9 million and net income of $13.9 million, or $0.06 per diluted share.
•Higher margins helped drive a stronger start to the year – Coeur’s first quarter results reflect a strong start to the year led by solid production and higher prices. Notably, quarterly revenue, operating cash flow before changes in working capital1 and adjusted EBITDA1 increased 17%, 38% and 42% year-over-year, respectively
•Solid gold production and unit costs – The Company’s gold production of 85,225 ounces exceeded expectations for the quarter, tracking well towards its full-year guidance range. Additionally, all of the Company’s site-level gold unit costs were either below or within their full-year guidance ranges
•Further enhanced liquidity and balance sheet – Coeur successfully refinanced its 5.875% senior notes due 2024 (“2024 Senior Notes”) with 5.125% senior notes due 2029 (“2029 Senior Notes”), capturing a lower interest rate, extending the maturity and opportunistically upsizing the offering. The Company also extended the maturity of its senior secured revolving credit facility (“RCF”) from October 2022 to March 2025. Together, these efforts improved Coeur’s liquidity profile and bolstered its balance sheet, helping to enhance financial flexibility ahead of a period of planned capital intensity
•Commenced major construction on Rochester expansion – The Company began major construction on the Plan of Operations Amendment 11 (“POA 11”) expansion at its Rochester mine. Overall project progress was approximately 20% complete at the end of the first quarter. Key elements of the project timeline remain on schedule and are expected to be largely completed by late next year
•Encouraging results from aggressive investment in exploration – Following its successful program in 2020, Coeur began the year with the largest exploration campaign in Company history. The Company invested approximately $14.9 million ($9.7 million expensed and $5.2 million capitalized) in exploration during the quarter, drilling roughly 250,500 feet (76,375 meters) across all sites. Drilling activities at Silvertip and Crown ramped up significantly during the quarter, while Coeur’s other sites continued to advance their resource expansion and infill programs

Selected Financial and Operating Results

	Three Months Ended March 31,
In thousands	2021	2020
Financial Results:
Gold sales	$138,322	$127,605
Silver sales	$63,795	$44,909
Zinc sales	$—	$(662)
Lead sales	$—	$1,315
Consolidated Revenue	$202,117	$173,167
Net income (loss)	$2,060	$(11,900)
Net income (loss) per share, diluted	$0.01	$(0.05)
Adjusted net income (loss)(1)	$13,940	$(919)
Adjusted net income (loss) per share, diluted(1)	$0.06	$0.00
EBITDA(1)	$49,693	$25,451
Adjusted EBITDA(1)	$65,866	$46,451
Total debt(2)	$412,125	$343,109
Operating Results:
Gold ounces produced	85,225	85,077
Silver ounces produced	2,403,143	2,676,418
Zinc pounds produced	—	2,459,756
Lead pounds produced	—	2,176,847
Gold ounces sold	83,112	85,635
Silver ounces sold	2,435,504	2,700,778
Zinc pounds sold	—	3,203,446
Lead pounds sold	—	2,453,485
Average realized price per gold ounce	$1,664	$1,490
Average realized price per silver ounce	$26.19	$16.63
Average realized price per zinc pound, gross(3)	$—	NM
Average realized price per lead pound, gross(3)	$—	NM
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.
(3)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Consolidated Financial Results
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Revenue
Revenue increased by $29.0 million, or 17%, as a result of a 12% and 57% increase in average realized gold and silver prices, respectively, partially offset by lower gold and silver ounces sold (3% and 10%, respectively). We sold 83,112 gold ounces and 2.4 million silver ounces, compared to 85,635 gold ounces, 2.7 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds in the prior year. Gold and silver accounted for 68% and 32% of 2021 sales revenue, respectively. This compares to gold and silver accounting for 74% and 25% of first quarter 2020 sales revenue, respectively, with zinc and lead accounting for the remaining 2020 sales revenue.

The following table summarizes consolidated metal sales:

	Three months ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
Gold sales	$138,322	$127,605	$10,717	8%
Silver sales	63,795	44,909	18,886	42%
Zinc sales	—	(662)	662	(100)%
Lead sales	—	1,315	(1,315)	(100)%
Metal sales	$202,117	$173,167	$28,950	17%
Costs Applicable to Sales
Costs applicable to sales decreased $10.8 million, or 9%, primarily due to the temporary suspension at Silvertip, lower ounces sold at Palmarejo and the favorable impact from foreign currency hedges. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $6.2 million, or 17%, primarily due to the temporary suspension at Silvertip, longer assumed mine life based on year-end 2020 mineral reserve growth at Palmarejo and lower ounces sold at Palmarejo.
Expenses
General and administrative expenses increased $2.6 million, or 30%, primarily due to higher employee incentive compensation costs.
Exploration expense increased $3.3 million, or 51%, as the Company maintained its commitment to a higher-level of exploration investment following the completion of the largest and most successful drilling campaign in Coeur’s history during 2020. The Company completed 122,300 feet (37,275 meters) of expansion drilling and 128,200 feet (39,100 meters) of infill drilling in the first quarter of 2021 compared 119,471 feet (36,415 meters) of expansion drilling and 50,209 feet (15,304 meters) of infill drilling in the first quarter of 2020.
Pre-development, reclamation, and other expenses increased $7.2 million, or 109%, stemming from full-quarter ongoing carrying and temporary suspension costs at Silvertip and incremental costs incurred in connection with the Company’s COVID-19 health and safety protocols, and a gain resulting from the modification of a right of use lease at Silvertip in 2020.
The following table summarizes pre-development, reclamation, and other expenses:

	Three months ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
COVID-19	$3,005	$272	$2,733	1,005%
Silvertip ongoing carrying costs	6,921	2,608	4,313	165%
Silvertip temporary suspension costs	—	3,509	(3,509)	(100)%
Gain on modification of right of use lease	—	(4,051)	4,051	(100)%
Asset retirement accretion	2,905	2,847	58	2%
Other	881	1,370	(489)	(36)%
Pre-development, reclamation and other expense	$13,712	$6,555	$7,157	109%
Other Income and Expenses
During the first quarter of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 2024 Senior Notes concurrent with the completed offering of the 2029 Senior Notes.
Fair value adjustments, net, decreased to a loss of $3.8 million compared to loss of $8.8 million in the prior year quarter, a result of unfavorable changes in value related to the Company’s prior equity investment in Metalla Royalty & Streaming Ltd. in 2020.
Interest expense (net of capitalized interest of $0.8 million) decreased to $4.9 million from $5.1 million due to higher capitalized interest associated with the POA 11 project at Rochester, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes.
Other, net increased to a gain of $3.6 million compared to $1.9 million due to an increase in gains on the sale of assets.

Income and Mining Taxes
During the first quarter of 2021, income and mining tax expense of approximately $12.8 million resulted in an effective tax rate of 86.1% for 2021. This compares to income tax benefit of $3.9 million or effective tax rate of 24.9% for 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(8,531)	$(1,625)	$(11,005)	$(736)
Canada	(12,785)	—	(26,029)	15
Mexico	32,914	(11,161)	21,359	4,631
Other jurisdictions	3,248	—	(164)	29
	$14,846	$(12,786)	$(15,839)	$3,939
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see “Item 1A - Risk Factors” in the 2020 10-K.
Net Income (Loss)
Net income was $2.1 million, or $0.01 per diluted share, compared to net loss of $11.9 million, or $0.05 per share. The increase in net income was driven by strong operating results at Wharf, a 12% and 57% increase in average realized gold and silver prices, respectively, and lower operating costs at Silvertip. This was partially offset by lower sales of gold and silver (3% and 10%, respectively), higher exploration expense, a $9.2 million loss on debt extinguishment, a full-quarter of ongoing carrying and severance costs at Silvertip and incremental costs associated with the Company’s COVID-19 health and safety protocols. Adjusted net income was $13.9 million, or $0.06 per diluted share, compared to adjusted net loss of $0.9 million, or $0.00 per share (see “Non-GAAP Financial Performance Measures”).

Results of Operations
Palmarejo

	Three Months Ended March 31,
	2021	2020
Tons milled	484,390	479,562
Average gold grade (oz/t)	0.06	0.07
Average silver grade (oz/t)	4.07	4.69
Average recovery rate – Au	95.7%	91.6%
Average recovery rate – Ag	81.3%	81.5%
Gold ounces produced	28,605	31,578
Silver ounces produced	1,603,274	1,834,891
Gold ounces sold	25,687	31,287
Silver ounces sold	1,637,695	1,894,789
Costs applicable to sales per gold ounce(1)	$622	$644
Costs applicable to sales per silver ounce(1)	$11.00	$8.35
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Gold and silver production decreased 9% and 13%, respectively, as a result of lower gold and silver grades, as expected, partially offset by higher mill throughput and higher gold recovery. Metal sales were $80.3 million, or 40% of Coeur’s metal sales, compared with $74.3 million, or 43% of Coeur’s metal sales. Revenue for the three months ended March 31, 2021 increased by $6.0 million or 8%, of which $21.0 million was the result of higher average realized gold and silver prices, partially offset by a decrease of $15.0 million due to lower volume of gold and silver sales. Costs applicable to sales per gold ounce decreased 3% while costs applicable to sales per silver ounce increased 32% due to the mix of gold and silver sales, lower production and higher maintenance costs partially offset by the favorable impact from foreign currency hedges. Amortization decreased to $9.1 million due to a longer mine life based on year-end 2020 reserve growth and lower ounces sold. Capital expenditures increased to $10.0 million from $7.1 million attributable to higher underground development at the La Nacion deposit.
Rochester

	Three Months Ended March 31,
	2021	2020
Tons placed	3,240,917	3,428,578
Average gold grade (oz/t)	0.003	0.002
Average silver grade (oz/t)	0.45	0.57
Gold ounces produced	6,904	5,936
Silver ounces produced	773,678	687,379
Gold ounces sold	6,934	5,473
Silver ounces sold	771,354	632,237
Costs applicable to sales per gold ounce(1)	$1,317	$1,394
Costs applicable to sales per silver ounce(1)	$19.32	$14.75
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Gold and silver production increased 16% and 13%, respectively, due to the timing of recoveries, higher gold grade and the restocking of leach pad inventory after the commissioning of the high pressure grinding roll in 2019, which adversely impacted 2020 gold and silver production. Metal sales were $32.8 million, or 16% of Coeur’s metal sales, compared with $19.4 million, or 11% of Coeur’s metal sales. Revenue for the three months ended March 31, 2021 increased by $13.4 million or 69%, of which $7.1 million was the result of higher average realized gold and silver prices, and $6.3 million due to higher volume of gold and silver sales. Costs applicable to sales per gold ounce decreased 6% while costs applicable to sales per silver ounce increased 31% due to the mix of gold and silver sales as well as higher equipment maintenance costs. Amortization increased to $3.6 million due to higher ounces sold. Capital expenditures increased to $30.2 million from $5.1 million due to the commencement of construction activities related to POA 11 in August 2020.
Kensington

	Three Months Ended March 31,
	2021	2020
Tons milled	170,358	162,341
Average gold grade (oz/t)	0.19	0.21
Average recovery rate	93.2%	93.5%
Gold ounces produced	30,681	32,022
Gold ounces sold	31,595	32,781
Costs applicable to sales per gold ounce(1)	$994	$931
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Gold production decreased 4% as a result of lower grade, partially offset by higher mill throughput. Metal sales were $54.5 million, or 27% of Coeur’s metal sales, compared to $51.7 million, or 30% of Coeur’s metal sales. Revenue for the three months ended March 31, 2021 increased by $2.8 million or 5%, of which $4.9 million resulted from higher average realized gold prices, partially offset by a decrease of $2.1 million due to lower volume of gold sales. Costs applicable to sales per gold ounce increased 7% due to lower production and higher equipment rental, outside service and maintenance costs. Amortization increased to $13.4 million primarily due to higher Jualin production. Capital expenditures increased to $7.2 million from $4.8 million due to higher infill drilling.

Wharf

	Three Months Ended March 31,
	2021	2020
Tons placed	1,114,043	946,449
Average gold grade (oz/t)	0.030	0.025
Gold ounces produced	19,035	15,541
Silver ounces produced	26,191	14,861
Gold ounces sold	18,896	16,094
Silver ounces sold	26,455	14,768
Costs applicable to sales per gold ounce(1)	$954	$1,092
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Gold production increased 22% driven by higher grade, higher placed tons and favorable weather conditions. Metal sales were $34.5 million, or 17% of Coeur’s metal sales, compared to $25.9 million, or 15% of Coeur’s metal sales. Revenue for the three months ended March 31, 2021 increased by $8.7 million or 34%, of which $5.3 million resulted from a higher volume of gold and silver sales and $3.4 million due to higher average realized gold and silver prices. Costs applicable to sales per gold ounce decreased 13% due to higher production and lower diesel and cyanide costs. Amortization remained comparable at $2.5 million due to a lower units-of-production depletion rate. Capital expenditures were $1.5 million.
Silvertip

	Three Months Ended March 31,
	2021	2020
Silver ounces produced	—	139,287
Zinc pounds produced	—	2,459,756
Lead pounds produced	—	2,176,847
Silver ounces sold	—	158,984
Zinc pounds sold	—	3,203,446
Lead pounds sold	—	2,453,485
Costs applicable to sales per silver ounce(2)	$—	NM(1)
Costs applicable to sales per zinc pound(2)	$—	NM(1)
Costs applicable to sales per lead ounce(2)	$—	NM(1)
(1)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
(2)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Silvertip temporarily suspended mining and processing activities, unrelated to COVID-19, in February 2020. Operational results in the table above reflect performance prior to the temporary suspension. Ongoing carrying and temporary suspension costs are included in Pre-development, reclamation, and other.
Coeur continued advancing Silvertip’s revised 1,750 tonnes per day flowsheet through a more comprehensive engineering and design phase, with detailed design approaching 30% completion and exploration results demonstrating the potential for mine life extensions with continued drilling.

Liquidity and Capital Resources
At March 31, 2021, the Company had $155.4 million of cash, cash equivalents and restricted cash and $265.0 million available under its RCF. Cash and cash equivalents increased $61.3 million in the three months ended March 31, 2021, due to a 12% and 57% increase in average realized gold and silver prices, respectively, strong operational results from Wharf, net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums, and $4.0 million of accrued and unpaid interest, lower ounces sold at Palmarejo and Kensington and ongoing carrying costs at Silvertip. Since the start of the COVID-19 pandemic, the Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company has been able to periodically draw and make repayments under its RCF subsequent to the start of the COVID-19 pandemic. At March 31, 2021, the Company had no borrowings and $35.0 million in outstanding letters of credit under the RCF, which was amended in March 2021 to allow the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million and extend the maturity to March 2025. Additionally, Coeur established a $100.0 million ATM Program in April 2020 as a means to proactively increase its financial flexibility in response to increased volatility and uncertainty associated with COVID-19. At the date of this filing, the Company has yet to issue any shares of its common stock under the ATM Program and intends to maintain the program during the POA 11 construction.
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 was $4.4 million, compared to $8.0 million for the three months ended March 31, 2020. Adjusted EBITDA for the three months ended March 31, 2021 was $65.9 million, compared to $46.5 million for the three months ended March 31, 2020 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended March 31,
In thousands	2021	2020
Cash flow before changes in operating assets and liabilities	$41,580	$30,144
Changes in operating assets and liabilities:
Receivables	999	(813)
Prepaid expenses and other	(655)	(346)
Inventories	(17,486)	(21,925)
Accounts payable and accrued liabilities	(28,797)	(15,051)
Cash provided by (used in) operating activities	$(4,359)	$(7,991)
Net cash used in operating activities decreased $3.6 million for the three months ended March 31, 2021, primarily due to a 12% and 57% increase in average realized gold and silver prices, respectively, partially offset by lower ounces sold of gold and silver (3% and 10%, respectively), higher income and mining tax payments at Palmarejo and payment of $4.0 million of interest related to the tender and redemption of the 2024 Senior Notes. Revenue for the three months ended March 31, 2021 increased by $29.0 million, of which $40.1 million was the result of higher average realized gold and silver prices, partially offset by a decrease of $11.1 million due to lower volume of gold and silver sales.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2021 was $53.9 million compared to $17.7 million in the three months ended March 31, 2020. Cash used in investing activities increased primarily due to the commencement of construction activities related to POA 11 in August 2020 at Rochester. The Company incurred capital expenditures of $59.4 million in the three months ended March 31, 2021 compared with $22.2 million in the three months ended March 31, 2020. Capital expenditures in the three months ended March 31, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the three months ended March 31, 2020 were primarily related to underground development at Silvertip, Palmarejo, and Kensington and POA 11 capital expenditures at Rochester.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2021 was $119.6 million compared to $23.4 million in the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums. During the three months ended March 31, 2020, the Company drew $50.0 million from the RCF, partially offset by the payment of contingent consideration of $18.8 million associated with the Silvertip acquisition.

Critical Accounting Policies and Accounting Developments
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2020 10-K and in Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.

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

Non-GAAP Financial Performance Measures
Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles (“GAAP”). Unless otherwise noted, we present the Non-GAAP financial measures in the tables below. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.
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

	Three Months Ended March 31,
In thousands except per share amounts	2021	2020
Net income (loss)	$2,060	$(11,900)
Fair value adjustments, net	3,799	8,819
Foreign exchange loss (gain)	(43)	(6,620)
(Gain) loss on sale of assets and securities	(4,053)	(374)
Loss on debt extinguishment	9,172	—
Silvertip inventory write-down	—	10,381
Silvertip temporary suspension costs	—	3,509
Silvertip lease modification	—	(4,051)
Silvertip gain on contingent consideration	—	(955)
COVID-19 costs	3,005	272
Adjusted net income (loss)	$13,940	$(919)

Adjusted net income (loss) per share - Basic	$0.06	$0.00
Adjusted net income (loss) per share - Diluted	$0.06	$0.00

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in indenture governing the 2029 Senior Notes and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Three Months Ended March 31,
In thousands except per share amounts	2021	2020
Net income (loss)	$2,060	$(11,900)
Interest expense, net of capitalized interest	4,910	5,128
Income tax provision (benefit)	12,786	(3,939)
Amortization	29,937	36,162
EBITDA	49,693	25,451
Fair value adjustments, net	3,799	8,819
Foreign exchange (gain) loss	773	76
Asset retirement obligation accretion	2,905	2,847
Inventory adjustments and write-downs	572	476
(Gain) loss on sale of assets and securities	(4,053)	(374)
Loss on debt extinguishment	9,172	—
Silvertip inventory write-down	—	10,381
Silvertip temporary suspension costs	—	3,509
Silvertip lease modification	—	(4,051)
Silvertip gain on contingent consideration	—	(955)
COVID-19 costs	3,005	272
Adjusted EBITDA	$65,866	$46,451

Free Cash Flow
Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By (used in) Operating Activities less Capital expenditures as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash flow from operations	$(4,359)	$(7,991)
Capital expenditures	59,424	22,208
Free cash flow	$(63,783)	(30,199)

Operating Cash Flow Before Changes in Working Capital
Management uses Operating Cash Flow Before Changes in Working Capital as a non-GAAP measure to analyze cash flows generated from operations. Operating Cash Flow Before Changes in Working Capital is Cash Provided By (used in) Operating Activities excluding the change in Receivables, Prepaid expenses and other, Inventories and Accounts payable and accrued liabilities as presented on the Consolidated Statements of Cash Flows. The Company believes Operating Cash Flow Before Changes in Working Capital is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Operating Cash Flow Before Changes in Working Capital and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Operating Cash Flow Before Changes in Working Capital is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Operating Cash Flow Before Changes in Working Capital, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Operating Cash Flow Before Changes in Working Capital.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash provided by (used in) operating activities	$(4,359)	$(7,991)
Changes in operating assets and liabilities:
Receivables	(999)	813
Prepaid expenses and other	655	346
Inventories	17,486	21,925
Accounts payable and accrued liabilities	28,797	15,051
Operating cash flow before changes in working capital	$41,580	$30,144

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

Three Months Ended March 31, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$43,047	$27,610	$44,839	$21,207	$1,086	$137,789
Amortization	(9,059)	(3,577)	(13,445)	(2,475)	(1,086)	(29,642)
Costs applicable to sales	$33,988	$24,033	$31,394	$18,732	$—	$108,147

Metal Sales
Gold ounces	25,687	6,934	31,595	18,896		83,112
Silver ounces	1,637,695	771,354		26,455	—	2,435,504
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$622	$1,317	$994	$954
Silver ($/oz)	$11.00	$19.32			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended March 31, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$49,149	$19,860	$42,429	$20,267	$23,002	$154,707
Amortization	(13,175)	(2,904)	(11,922)	(2,444)	(5,345)	(35,790)
Costs applicable to sales	$35,974	$16,956	$30,507	$17,823	$17,657	$118,917

Metal Sales
Gold ounces	31,287	5,473	32,781	16,094		85,635
Silver ounces	1,894,789	632,237		14,768	158,984	2,700,778
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$644	$1,394	$931	$1,092
Silver ($/oz)	$8.35	$14.75			NM(1)
Zinc ($/lb)					NM(1)
Lead ($/lb)					NM(1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Cautionary Statement Concerning Forward-Looking Statements
    This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, expectations regarding the Rochester POA 11 expansion project, COVID-19 planning, response and mitigation efforts, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, and risk management strategies. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this report and in “Risk Factors” section of the 2020 10-K, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to the availability of our workforce, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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

Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 245,025 ounces of gold at March 31, 2021 that settle monthly through December 2022. The Company is targeting to hedge up to 50% of expected gold production through 2021 and 2022 and may in the future layer on additional hedges as circumstances warrant. The weighted average strike prices on the put and call contracts are $1,613 and $1,956 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2020 10-K and part II, Item 1A of this report.
At March 31, 2021, the fair value of the put and call zero cost collars contracts was an asset of $4.1 million. For the quarter ended March 31, 2021 the Company recognized a loss of $0.4 million related to expired options in Revenue and the remaining outstanding options were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at March 31, 2021 would result in a realized loss of $2.8 million and 10% decrease would result in a realized gain of $22.4 million. As of March 31, 2021, the closing price of gold was $1,691 per ounce. As of April 26, 2021, the closing price of gold was $1,773 per ounce.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver, zinc and lead price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At March 31, 2021, the Company had outstanding provisionally priced sales of 12,137 ounces of gold at an average price of $1,782. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.6 million during the three months ended March 31, 2021. A 10% change in realized gold prices would cause revenue to vary by $2.1 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At March 31, 2021, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $1.1 billion Mexican Pesos at March 31, 2021 with an average exchange rate of 25.14 that settle monthly through December 2021. At March 31, 2021, the fair value of the foreign currency forward exchange contracts was a net asset of $9.4 million. For the three months ended March 31, 2021 the Company has recognized a gain of $3.1 million related to expired options in Cost Applicable to Sales and Pre-development, Reclamation and Other, respectively, and an unrealized gain of $9.4 million related to outstanding options in AOCI. A 10% increase or decrease in the exchange rates at March 31, 2021 would result in a realized gain of $4.4 million or $11.8 million, respectively.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2021.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2020 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Except as supplemented and updated below, the risk factors set forth in the 2020 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
Coeur is an international company and is exposed to political and social risks associated with its foreign operations.
A significant portion of our revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 17 -- Commitments and Contingencies to the Consolidated Financial Statements, we are currently engaged in efforts to recover VAT paid to the Mexican government that is owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through ongoing litigation. In addition, in April 2021 the legislation that limits outsourcing by companies in Mexico of certain services received congressional approval and is expected to be enacted into law as early as the second quarter of 2021. The law is expected to result in increased costs to our operations in Mexico, including additional tax expense, increased compensation to certain employees and costs associated with restructuring our Mexican subsidiaries and employment arrangements to comply with the new law. The right to import and export gold, silver, zinc and lead may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
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

Item 5.     Other Information
Not applicable.

Item 6.        Exhibits

4.1
Indenture, dated March 1, 2021, among Coeur Mining, Inc., as issuer, certain subsidiaries of Coeur Mining, Inc., as guarantors thereto, and The Bank of New York Mellon, as trustee. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-08641)).

10.1
Fifth Amendment to Credit Agreement, dated March 1, 2021, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-08641)).

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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	April 28, 2021	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	April 28, 2021	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	April 28, 2021	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)