Form 10-Q
period 2021-06-30
Coeur Mining, Inc.
filed 2021-07-28
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 257,025,778 shares were issued and outstanding as of July 26, 2021.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2021	December 31, 2020
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$124,075	$92,794
Receivables	4	22,867	23,484
Inventory	5	54,471	51,210
Ore on leach pads	5	81,773	74,866
Prepaid expenses and other		20,949	27,254
		304,135	269,608
NON-CURRENT ASSETS
Property, plant and equipment, net		272,558	230,139
Mining properties, net		786,695	716,790
Ore on leach pads	5	73,487	81,963
Restricted assets		9,274	9,492
Equity securities	6	174,370	12,943
Receivables	4, 17	26,642	26,447
Other		60,847	56,595
TOTAL ASSETS		$1,708,008	$1,403,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$107,362	$90,577
Accrued liabilities and other	18	89,311	119,158
Debt	8	28,876	22,074
Reclamation	9	2,299	2,299
		227,848	234,108
NON-CURRENT LIABILITIES
Debt	8	385,370	253,427
Reclamation	9	140,936	136,975
Deferred tax liabilities		39,598	34,202
Other long-term liabilities		45,847	51,786
		611,751	476,390
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 257,046,847 issued and outstanding at June 30, 2021 and 243,751,283 at December 31, 2020		2,570	2,438
Additional paid-in capital		3,732,296	3,610,297
Accumulated other comprehensive income (loss)		7,457	(11,136)
Accumulated deficit		(2,873,914)	(2,908,120)
		868,409	693,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,708,008	$1,403,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
	Notes	In thousands, except share data
Revenue	3	$214,858	$154,249	$416,975	$327,416
COSTS AND EXPENSES
Costs applicable to sales(1)	3	132,595	90,015	240,742	208,932
Amortization		31,973	27,876	61,910	64,038
General and administrative		10,467	8,616	22,021	17,536
Exploration		12,446	11,855	22,112	18,241
Pre-development, reclamation, and other		12,738	18,675	26,450	25,230
Total costs and expenses		200,219	157,037	373,235	333,977
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	8	—	—	(9,173)	—
Fair value adjustments, net	12	37,239	10,067	33,440	1,248
Interest expense, net of capitalized interest	8	(5,093)	(5,765)	(10,003)	(10,893)
Other, net	14	701	121	4,328	2,002
Total other income (expense), net		32,847	4,423	18,592	(7,643)
Income (loss) before income and mining taxes		47,486	1,635	62,332	(14,204)
Income and mining tax (expense) benefit	10	(15,340)	(2,844)	(28,126)	1,095
NET INCOME (LOSS)		$32,146	$(1,209)	$34,206	$(13,109)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(2,982)	(7,097)	24,376	(6,891)
Reclassification adjustments for realized (gain) loss on cash flow hedges		(3,061)	(679)	(5,783)	(679)
Other comprehensive income (loss)		(6,043)	(7,776)	18,593	(7,570)
COMPREHENSIVE INCOME (LOSS)		$26,103	$(8,985)	$52,799	$(20,679)

NET INCOME (LOSS) PER SHARE	15
Basic		$0.13	$(0.01)	$0.14	$(0.05)

Diluted		$0.13	$(0.01)	$0.14	$(0.05)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$32,146	$(1,209)	$34,206	$(13,109)
Adjustments:
Amortization		31,973	27,876	61,910	64,038
Accretion		2,965	2,908	5,870	5,755
Deferred taxes		5,100	(1,545)	5,224	(7,032)
Loss on debt extinguishment	8	—	—	9,173	—
Fair value adjustments, net	12	(37,239)	(10,067)	(33,440)	(1,248)
Stock-based compensation	11	3,256	2,287	7,512	4,300
Gain on modification of right of use lease		—	—	—	(4,051)
Write-downs		—	5,208	—	15,589
Deferred revenue recognition	17	(7,255)	(8,134)	(15,601)	(15,682)
Other		496	(913)	(1,832)	(2,005)
Changes in operating assets and liabilities:
Receivables		961	(1,536)	1,960	(2,349)
Prepaid expenses and other current assets		1,328	1,081	673	735
Inventory and ore on leach pads		3,259	(8,056)	(14,227)	(29,981)
Accounts payable and accrued liabilities		21,069	2,047	(7,728)	(13,004)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		58,059	9,947	53,700	1,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(78,223)	(16,682)	(137,647)	(38,890)
Proceeds from the sale of assets		968	9	5,556	4,515
Purchase of investments		(876)	—	(876)	—
Sale of investments		—	19,802	935	19,802
Other		(13)	(183)	(30)	(200)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(78,144)	2,946	(132,062)	(14,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	8	—	100,000	367,493	150,000
Payments on debt, finance leases, and associated costs	7, 8	(9,611)	(95,713)	(253,578)	(101,614)
Silvertip contingent consideration	17	—	—	—	(18,750)
Other		(233)	141	(4,158)	(1,832)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(9,844)	4,428	109,757	27,804
Effect of exchange rate changes on cash and cash equivalents		(56)	929	(107)	303
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(29,985)	18,250	31,288	15,290
Cash, cash equivalents and restricted cash at beginning of period		155,443	54,058	94,170	57,018
Cash, cash equivalents and restricted cash at end of period		$125,458	$72,308	$125,458	$72,308

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	2,060	—	2,060
Other comprehensive income (loss)	—	—	—	—	24,636	24,636
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(282)	(3)	334	—	—	331
Balances at March 31, 2021	243,470	$2,435	$3,610,631	$(2,906,060)	$13,500	$720,506
Net income (loss)	—	—	—	32,146	—	32,146
Other comprehensive income (loss)	—	—	—	—	(6,043)	(6,043)
Common stock issued for investment	12,786	128	118,649			118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	792	7	3,016	—	—	3,023
Balances at June 30, 2021	257,048	$2,570	$3,732,296	$(2,873,914)	$7,457	$868,409

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	(11,900)	—	(11,900)
Other comprehensive income (loss)	—	—	—	—	206	206
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,179	12	27	—	—	39
Balances at March 31, 2020	243,586	$2,436	$3,603,785	$(2,945,647)	$70	$660,644
Net income (loss)	—	—	—	(1,209)	—	(1,209)
Other comprehensive income (loss)	—	—	—	—	(7,776)	(7,776)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	146	1	2,197	—	—	2,198
Balances at June 30, 2020	243,732	$2,437	$3,605,982	$(2,946,856)	$(7,706)	$653,857

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In June 2021, the Company updated the

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

recovery rate assumption on the Stage IV leach pad at Rochester, based on the historical performance of the leach pad since the third quarter of 2019. This change resulted in an adjustment to the ending ore on leach pads balance with the resulting non-cash charges allocated between Costs Applicable to Sales and Amortization in the amounts of $8.6 million and $2.2 million, respectively.
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
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Opening Balance	$9,030	$10,505	$9,376	$11,061
Revenue Recognized	(255)	(116)	(601)	(672)
Closing Balance	$8,775	$10,389	$8,775	$10,389
In December 2020, the Company received a $15.0 million prepayment (the “December 2020 Prepayment”) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 17). In the first half of 2021, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of this prepayment obligation. The Amended Sales Contract was further amended in July 2021, with an effective date as of June 28, 2021, to include options for Coeur to receive up to two additional prepayments of up to $15.0 million each for deliveries of gold concentrate from the Kensington mine, and Coeur exercised the option to receive the first $15.0 million prepayment in June 2021 (the “June 2021 Prepayment”). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheet. See Note 17 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Amended Sales Contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Opening Balance	$7,104	$8,018	$15,003	$15,010
Additions	14,900	15,006	15,001	15,006
Revenue Recognized	(7,000)	(8,018)	(15,000)	(15,010)
Closing Balance	$15,004	$15,006	$15,004	$15,006
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
In June 2021, Silvertip repurchased from Silvertip Resources Investment Cayman Ltd. for consideration of $7.0 million a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineralized material mined, and 1.00% thereafter.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$41,232	$14,026	$48,807	$42,093	$—	$—	$146,158
Silver sales	43,802	24,059	—	839	—	—	68,700
Metal sales	85,034	38,085	48,807	42,932	—	—	214,858
Costs and Expenses
Costs applicable to sales(1)	41,918	38,031	29,203	23,443	—	—	132,595
Amortization	8,271	6,506	12,710	2,994	1,185	307	31,973
Exploration	1,834	936	1,305	76	3,595	4,700	12,446
Other operating expenses	1,453	1,444	2,273	525	5,964	11,546	23,205
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	37,239	37,239
Interest expense, net	(149)	(480)	(142)	(46)	181	(4,457)	(5,093)
Other, net	(371)	(92)	(42)	628	(237)	815	701
Income and mining tax (expense) benefit	(7,559)	(33)	(707)	(1,294)	—	(5,747)	(15,340)
Net Income (loss)	$23,479	$(9,437)	$2,425	$15,182	$(10,800)	$11,297	$32,146
Segment assets(2)	$307,287	$435,257	$158,456	$77,436	$189,489	$171,517	$1,339,442
Capital expenditures	$9,795	$42,272	$6,045	$1,402	$18,525	$184	$78,223
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three months ended June 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$23,669	$8,982	$55,177	$40,074	$—	$—	$127,902
Silver sales	14,301	11,661	—	385	—	—	26,347
Zinc sales	—	—	—	—	—	—	—
Lead sales	—	—	—	—	—	—	—
Metal sales	37,970	20,643	55,177	40,459	—	—	154,249
Costs and Expenses
Costs applicable to sales(1)	18,825	18,336	30,382	22,472	—	—	90,015
Amortization	7,270	3,012	12,853	3,181	1,231	329	27,876
Exploration	903	1,844	2,577	101	2,902	3,528	11,855
Other operating expenses	3,179	1,213	3,519	(118)	9,480	10,018	27,291
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	10,067	10,067
Interest expense, net	(311)	(300)	(214)	(50)	(220)	(4,670)	(5,765)
Other, net	(1,651)	(25)	(36)	(6)	424	1,415	121
Income and mining tax (expense) benefit	(3,384)	—	(474)	(1,701)	(255)	2,970	(2,844)
Income (loss) from continuing operations	$2,447	$(4,087)	$5,122	$13,066	$(13,664)	$(4,093)	$(1,209)
Segment assets(2)	$307,215	$307,221	$180,290	$84,881	$159,995	$169,273	$1,208,875
Capital expenditures	$4,533	$5,803	$3,909	$265	$1,949	$223	$16,682
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Six Months Ended June 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$78,799	$26,466	$103,273	$75,942	$—	$—	$284,480
Silver sales	86,580	44,376	—	1,539	—	—	132,495
Metal sales	165,379	70,842	103,273	77,481	—	—	416,975
Costs and Expenses
Costs applicable to sales(1)	75,906	62,064	60,597	42,175	—	—	240,742
Amortization	17,330	10,083	26,155	5,469	2,271	602	61,910
Exploration	3,527	1,408	2,414	143	6,527	8,093	22,112
Other operating expenses	2,723	2,892	5,268	710	12,519	24,359	48,471
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	33,440	33,440
Interest expense, net	(336)	(702)	(374)	(83)	226	(8,734)	(10,003)
Other, net	(1,036)	(153)	(42)	652	(339)	5,246	4,328
Income and mining tax (expense) benefit	(18,899)	(171)	(1,041)	(2,423)	—	(5,592)	(28,126)
Net Income (loss)	$45,622	$(6,631)	$7,382	$27,130	$(21,430)	$(17,867)	$34,206
Segment assets(2)	$307,287	$435,257	$158,456	$77,436	$189,489	$171,517	$1,339,442
Capital expenditures	$19,778	$72,449	$13,247	$2,883	$28,912	$378	$137,647
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Six Months Ended June 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$65,316	$17,648	$106,843	$65,700	$—	$—	$255,507
Silver sales	46,993	22,400	—	633	1,230	$—	71,256
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	112,309	40,048	106,843	66,333	1,883	—	327,416
Costs and Expenses
Costs applicable to sales(1)	54,799	35,292	60,889	40,295	17,657	—	208,932
Amortization	20,445	5,916	24,775	5,625	6,576	701	64,038
Exploration	2,395	2,064	4,349	105	3,153	6,175	18,241
Other operating expenses	3,901	2,459	3,850	324	11,854	20,378	42,766
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	1,248	1,248
Interest expense, net	(466)	(568)	(523)	(101)	(479)	(8,756)	(10,893)
Other, net	(1,698)	(78)	35	(19)	1,554	2,208	2,002
Income and mining tax (expense) benefit	(1,097)	(43)	(474)	(2,176)	(255)	5,140	1,095
Net Income (loss)	$27,508	$(6,372)	$12,018	$17,688	$(36,537)	$(27,414)	$(13,109)
Segment assets(2)	$307,215	$307,221	$180,290	$84,881	159,995	$169,273	$1,208,875
Capital expenditures	$11,613	$10,861	$8,717	$674	6,565	$460	$38,890
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	June 30, 2021	December 31, 2020
Total assets for reportable segments	$1,339,442	$1,232,153
Cash and cash equivalents	124,075	92,794
Other assets	244,491	79,030
Total consolidated assets	$1,708,008	$1,403,977

Geographic Information

Long-Lived Assets	June 30, 2021	December 31, 2020
United States	$579,603	$503,818
Mexico	297,390	293,436
Canada	182,133	149,018
Other	127	657
Total	$1,059,253	$946,929

Revenue	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$129,824	$116,279	$251,596	$213,224
Mexico	85,034	37,970	165,379	112,309
Canada	—	—	—	1,883
Total	214,858	$154,249	$416,975	$327,416

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	June 30, 2021	December 31, 2020
Current receivables:
Trade receivables	$5,882	$3,293
Value added tax (“VAT”) receivable	15,395	17,080
Income tax receivable	646	530
Other	944	2,581
	$22,867	$23,484
Non-current receivables:
VAT receivable(1)	$26,642	$26,447
	26,642	26,447
Total receivables	$49,509	$49,931
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. The Company continues to pursue recovery from the Mexican government (including through ongoing litigation). See Note 17 -- Commitments and Contingencies for additional detail. The $0.2 million increase in the six months ended June 30, 2021 is attributable to a stronger Mexican Peso.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	June 30, 2021	December 31, 2020
Inventory:
Concentrate	$4,351	$2,909
Precious metals	13,198	14,788
Supplies	36,922	33,513
	54,471	51,210
Ore on Leach Pads:
Current	81,773	74,866
Non-current	73,487	81,963
	155,260	156,829

Long-term Stockpile (included in Other)	$14,523	$5,664

Total Inventory and Ore on Leach Pads	$224,254	$213,703

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At June 30, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$—	$36,033	164,743
Integra Resources Corp.	8,376	—	1,249	9,625
Other	2	—	—	2
Equity securities	$137,088	$—	$37,282	$174,370

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	At December 31, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$166	$—	$875	$1,041
Integra Resources Corp.	7,500	—	4,401	11,901
Other	2	(1)	—	1
Equity securities	$7,668	$(1)	$5,276	$12,943
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Condensed Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 12 -- Fair Value Measurements for additional details.
On January 4, 2021, the Company completed the sale of 83,556 shares of common stock of Metalla Royalty & Streaming Ltd. (“Metalla”) (“Metalla Common Shares”) at an average price (net of commission) of $11.19 per Metalla Common Share for net proceeds of $0.9 million, resulting in a realized gain of $0.8 million.
On May 10, 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Orion Co-VI Ltd. (“Orion”). Pursuant to the Exchange Agreement, Orion sold 11,067,714 common shares of Victoria Gold Corp., a British Columbia company (“Victoria”) (representing approximately 17.8% of Victoria’s outstanding common shares) to the Company. As consideration for the purchase of Victoria shares, Coeur issued 12,785,485 shares of its common stock (approximately 4.9% of issued and outstanding shares) to Orion.
The Exchange Agreement provides that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration pursuant to the terms of the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expires on October 31, 2021. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. See Note 12 -- Fair Value Measurements and Note 13 -- Derivative Financial Instruments for additional details.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Lease Cost
Operating lease cost	$3,180	$2,855	$6,331	$5,902

Short-term operating lease cost	$2,054	$2,310	$5,099	$3,828

Finance Lease Cost:
Amortization of leased assets	$5,039	$6,424	$10,927	$12,937
Interest on lease liabilities	1,018	920	1,607	1,925
Total finance lease cost	$6,057	$7,344	$12,534	$14,862

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2021	2020	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,234	$5,480	$11,635	$10,351
Operating cash flows from finance leases	$1,018	$920	$1,607	$1,925
Financing cash flows from finance leases	$9,365	$5,713	$15,028	$11,614
Supplemental balance sheet information related to leases was as follows:

In thousands	June 30, 2021	December 31, 2020
Operating Leases
Other assets, non-current	$35,436	$40,511

Accrued liabilities and other	$11,604	$12,410
Other long-term liabilities	22,929	27,433
Total operating lease liabilities	$34,533	$39,843

Finance Leases
Property and equipment, gross	$99,756	$104,433
Accumulated depreciation	(53,290)	(60,272)
Property and equipment, net	$46,466	$44,161

Debt, current	$28,876	$22,074
Debt, non-current	17,566	25,837
Total finance lease liabilities	$46,442	$47,911

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.51	1.36
Weighted-average remaining lease term - operating leases	3.59	4.00

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.33%	5.37%
Weighted-average discount rate - operating leases	5.19%	5.18%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of June 30, 2021 (In thousands)
	Operating leases	Finance leases
2021	$6,284	$12,024
2022	11,019	20,621
2023	10,432	11,115
2024	8,887	4,282
2025	213	2,732
Thereafter	1,165	696
Total	$38,000	$51,470
Less: imputed interest	(3,467)	(5,028)
Net lease obligation	$34,533	$46,442

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 8 – DEBT

	June 30, 2021		December 31, 2020
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$367,804	$—	$—
2024 Senior Notes, net(2)	—	—	—	227,590
Revolving Credit Facility(3)	—	—	—	—
Finance lease obligations	28,876	17,566	22,074	25,837
	$28,876	$385,370	$22,074	$253,427
(1) Net of unamortized debt issuance costs of $7.2 million and $0.0 million at June 30, 2021 and December 31, 2020, respectively.
(2) Net of unamortized debt issuance costs of $0.0 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively.
(3) Unamortized debt issuance costs of $2.7 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively, included in Other Non-Current Assets.
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
At June 30, 2021, the Company had no borrowings and $35.0 million in outstanding letters of credit under the RCF.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2021, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60 million during the quarter, a portion of which has been funded as of June 30, 2021. The package is earmarked for planned equipment purchases for the project in 2021 and 2022, and has an interest rate of 5.20%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
2024 Senior Notes	$—	$3,378	$2,591	$6,756
2029 Senior Notes	4,804	—	6,406	—
Revolving Credit Facility	450	1,204	930	1,753
Finance lease obligations	1,018	920	1,607	1,925
Amortization of debt issuance costs	487	390	891	771
Other debt obligations	118	181	175	216
Capitalized interest	(1,784)	(308)	(2,597)	(528)
Total interest expense, net of capitalized interest	$5,093	$5,765	$10,003	$10,893

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Asset retirement obligation - Beginning	$139,354	$136,628	$137,120	$134,543
Accretion	2,922	2,863	5,785	5,667
Settlements	(1,071)	(587)	(1,700)	(1,306)
Asset retirement obligation - Ending	$141,205	$138,904	$141,205	$138,904
The Company accrued $2.0 million and $1.9 million at each of June 30, 2021 and June 30, 2020, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2021 and 2020 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$29,647	$(7,228)	$12,546	$827	$21,116	$(8,853)	$1,540	$91
Canada	(12,979)	—	(15,621)	217	(25,763)	—	(41,650)	232
Mexico	30,827	(8,112)	4,805	(3,888)	63,741	(19,273)	26,163	743
Other jurisdictions	(9)	—	(95)	—	3,238	—	(257)	29
	$47,486	$(15,340)	$1,635	$(2,844)	$62,332	$(28,126)	$(14,204)	$1,095
    During the second quarter of 2021, the Company reported estimated income and mining tax expense of approximately $15.3 million, resulting in an effective tax rate of 32.3%. This compares to income tax expense of 2.8 million for an effective tax rate of 173.9% during the second quarter of 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
    At June 30, 2021 and December 31, 2020, the Company had $0.3 million and $0.7 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2021 and December 31, 2020, the amount of accrued income-tax-related interest and penalties was $0.4 million and $1.1 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and six months ended June 30, 2021 was $3.3 million and $7.5 million, respectively, compared to $2.3 million and $4.3 million in the three and six months ended June 30, 2020. At June 30, 2021, there was $15.6 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
    The following table summarizes the grants awarded during the six months ended June 30, 2021:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 24, 2021	5,000	$10.40	—	$—
May 12, 2021	893,329	$9.40	593,577	$10.19

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Unrealized gain (loss) on equity securities	$36,575	$(2,273)	$32,007	$(11,092)
Realized gain (loss) on equity securities	—	12,340	769	12,340
Exchange agreement embedded derivative	664	—	664	—
Fair value adjustments, net	$37,239	$10,067	$33,440	$1,248
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$174,370	$174,370	$—	$—
Foreign currency forward exchange contracts	7,535	—	7,535	—
Provisional metal sales contracts	137	—	137	—
	$182,042	$174,370	$7,672	$—
Liabilities:
Gold zero cost collars	$78	$—	$78	$—
Exchange agreement embedded derivative	9,269	—	—	9,269
Provisional metal sales contracts	420	—	420	—
	$9,767	$—	$498	$9,269

	Fair Value at December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$12,943	$12,943	$—	$—
Foreign currency forward exchange contracts	13,747	—	13,747	—
Provisional metal sales contracts	481	—	481	—
	$27,171	$12,943	$14,228	$—
Liabilities:
Gold zero cost collars	$24,883	$—	$24,883	$—
Provisional metal sales contracts	67	—	67	—
	$24,950	$—	$24,950	$—
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As described in Note 6 - Investments, the Exchange Agreement provides that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expires on October 31, 2021. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. The fair value of the outstanding embedded derivatives was determined using a pricing model with inputs derived from observable market data, including stock prices, stock price volatility and risk-free rates and other unobservable inputs such as Monte Carlo simulations and probabilities of Coeur being contractually obligated to make a payment. As the model inputs are estimated based on observable and unobservable data, the Company classifies this embedded derivative in Level 3 of the fair value hierarchy, a change in these unobservable inputs may result in a significantly higher or lower fair value measurement.
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2021.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2021
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Exchange agreement embedded derivative	$—	$9,933	$(664)	$—	$9,269

	Six Months Ended June 30, 2021
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Exchange agreement embedded derivative	$—	$9,933	$(664)	$—	$9,269
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2021 and December 31, 2020 is presented in the following table:

	June 30, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$367,804	$365,044	$—	$365,044	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
(1) Net of unamortized debt issuance costs of $7.2 million
(2) Unamortized debt issuance costs of $2.7 million included in Other Non-Current Assets.

	December 31, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,590	$229,874	$—	$229,874	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
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
Exchange Agreement Embedded Derivative
The Exchange Agreement provides that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expires on October 31, 2021. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date.
At June 30, 2021, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Provisional gold sales contracts	$26,614	$—
Average gold price per ounce	$1,858	$—
Notional ounces	14,324	—
    The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$137	$420
Exchange agreement embedded derivative	—	9,269
	$137	$9,689

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$481	$67
The following represent mark-to-market gains (losses) on derivative instruments in the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2021	2020	2021	2020
Revenue	Provisional metal sales contracts	$(137)	$713	$(697)	$1,213
Fair value adjustments, net	Exchange agreement embedded derivative	664	—	664	—
		$527	$713	$(33)	$1,213
Derivatives Designated as Cash Flow Hedging Strategies

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2021, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Gold put options
Average gold strike price per ounce	$1,600	$1,630
Notional ounces	79,350	132,000

Gold call options
Average gold strike price per ounce	$1,882	$2,038
Notional ounces	79,350	132,000

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	$25.28	$—
Notional US dollar	$30,000	$—
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
As of June 30, 2021, the Company had $7.5 million of net after-tax gain in AOCI related to losses from cash flow hedge transactions, of which $7.4 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts and the Canadian and Mexican exchange rates for foreign currency contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	June 30, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$78
Foreign currency forward exchange contracts	7,535	—
	$7,535	$78

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$24,883
Foreign currency forward exchange contracts	13,747	—
	$13,747	$24,883
    The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in Accumulated Other Comprehensive Income (“AOCI”) and the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$(4,571)	$(14,490)	$23,976	$(14,349)
Foreign currency forward exchange contracts	1,589	7,393	400	7,458
	$(2,982)	$(7,097)	$24,376	$(6,891)

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$437	$—	$828	$—
Foreign currency forward exchange contracts	(3,498)	(679)	(6,611)	(679)
	$(3,061)	$(679)	$(5,783)	$(679)

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
COVID-19	$2,315	$6,108	$5,319	$6,380
Silvertip ongoing carrying costs	6,447	5,183	13,368	7,792
Silvertip temporary suspension costs	—	3,829	—	7,338
Gain on modification of right of use lease	—	—	—	(4,051)
Asset retirement accretion	2,965	2,908	5,870	5,755
Other	1,011	647	1,893	2,016
Pre-development, reclamation and other	$12,738	$18,675	$26,450	$25,230

Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Foreign exchange gain (loss)	$(499)	$10	$(1,272)	$(66)
Gain (loss) on sale of assets	621	9	4,674	18
Gain (loss) on sale of Manquiri NSR consideration	—	—	—	365
Gain (loss) on Silvertip contingent consideration	—	—	—	955
Other	579	102	926	730
Other, net	$701	$121	$4,328	$2,002

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
For the three and six months ended June 30, 2021, there were 1,553,030 and 1,558,030 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 1,816,332 and 3,205,676 common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2020, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2021	2020	2021	2020
Net income (loss) available to common stockholders	$32,146	$(1,209)	$34,206	$(13,109)

Weighted average shares:
Basic	249,066	240,945	245,253	240,600
Effect of stock-based compensation plans	3,066	—	3,240	—
Diluted	252,132	240,945	248,493	240,600

Income (loss) per share:
Basic	$0.13	$(0.01)	$0.14	$(0.05)

Diluted(1)	$0.13	$(0.01)	$0.14	$(0.05)
On April 23, 2020, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At June 30, 2021, the Company had not elected to sell any shares of its common stock under the ATM Program.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET
JUNE 30, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,609	$42,809
Receivables	371	6,337
Ore on leach pads	—	81,773
Inventory	—	30,214
Prepaid expenses and other	15,177	937
	26,157	162,070
NON-CURRENT ASSETS
Property, plant and equipment, net	2,011	168,054
Mining properties, net	—	410,124
Ore on leach pads	—	73,487
Restricted assets	1,489	206
Equity and debt securities	174,370	—
Net investment in subsidiaries	602,617	64,010
Other	201,420	54,738
TOTAL ASSETS	$1,008,064	$932,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,256	$62,127
Other accrued liabilities	22,267	43,690
Debt	—	21,037
Reclamation	—	1,584
	26,523	128,438
NON-CURRENT LIABILITIES
Debt	367,804	36,567
Reclamation	—	95,687
Deferred tax liabilities	5,345	8,630
Other long-term liabilities	3,569	25,070
Intercompany payable (receivable)	(263,586)	240,016
	113,132	405,970
STOCKHOLDERS’ EQUITY
Common stock	2,570	19,356
Additional paid-in capital	3,732,296	340,700
Accumulated deficit	(2,873,914)	38,225
Accumulated other comprehensive income (loss)	7,457	—
	868,409	398,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,008,064	$932,689

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$251,595
Gross profit (loss)	$(313)	$44,766
Income (loss) from continuing operations	$34,206	$9,976
Net income (loss)	$34,206	$9,976

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
Included in non-current receivables as of June 30, 2021 are $26.6 million due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Under the royalty agreement, Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Some of this litigation has been determined unfavorably to Coeur Mexicana based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are erroneous and which are now under appeal. In the event Coeur Mexicana is unsuccessful with these appeals, Coeur Mexicana may elect to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable, Coeur Mexicana may continue to experience delays or obstacles in the recovery of VAT and it is possible that some or all of the VAT receivable may not ultimately be recovered as outcomes in Mexican courts or NAFTA arbitration and the process for recovering funds even if there is a successful outcome in litigation or NAFTA arbitration can be lengthy and unpredictable. The continued failure to recover the VAT receivable may result in the Company recording a reserve against some or all of this amount, which, if material, may have a material adverse impact on the Company’s financial condition.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At June 30, 2021 the remaining unamortized balance was $8.8 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time, the Amended Sales Contract has been further amended to allow for additional prepayments, the latest occurring in July 2021, with an effective date as of June 28, 2021, to include options for Coeur to receive up to two additional prepayments of up to $15.0 million. In December 2020, Coeur exercised an option to receive the $15.0 million December 2020 Prepayment. In the first half of 2021, the Kensington mine delivered $15.0 million in satisfaction of the December 2020 Prepayment. In June 2021, Coeur exercised an option to receive the $15.0 million June 2021 Prepayment. The remaining deliveries of $15.0 million under the June 2021 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 31, 2021.
Silvertip Contingent Consideration
During the first half of 2020, the Company made a payment of $25.0 million in the form of $18.8 million in cash and 0.9 million shares of common stock to satisfy a contingent consideration payment due in conjunction with the acquisition of the Company’s Silvertip property. For more details, please see Note 21 -- Commitments and Contingencies in the 2020 10-K.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of June 30, 2021 and December 31, 2020, the Company had surety bonds totaling $312.3 million and $311.9 million, respectively, in place as

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2021	December 31, 2020
Accrued salaries and wages	$21,473	$30,457
Deferred revenue (1)	15,991	16,425
Income and mining taxes	11,407	26,118
Exchange agreement embedded derivative	9,269	—
Accrued operating costs	7,563	3,327
Unrealized losses on derivatives	498	24,950
Taxes other than income and mining	4,325	3,616
Accrued interest payable	7,181	1,855
Operating lease liabilities	11,604	12,410
Accrued liabilities and other	$89,311	$119,158
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three and six months ended June 30, 2021 and 2020:

In thousands	June 30, 2021	June 30, 2020
Cash and cash equivalents	$124,075	$70,924
Restricted cash equivalents	1,383	1,384
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$125,458	$72,308

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
Second Quarter Highlights
For the quarter, Coeur reported revenue of $214.9 million and cash flow from operating activities of $58.1 million. We reported GAAP net income of $32.1 million, or $0.13 per diluted share. On an adjusted basis1, the Company reported EBITDA of $52.7 million and net loss of $0.8 million, or $0.00 per diluted share. For the six months ended June 30, 2021, Coeur reported revenue of $417.0 million and cash flow from operating activities of $53.7 million. We reported GAAP net income of $34.2 million, or $0.14 per diluted share. On an adjusted basis1, the Company reported EBITDA of $118.6 million and net income of $13.1 million or $0.05 per diluted share.
•Quarterly revenue and cash flow growth – Revenue increased 6% quarter-over-quarter and 39% year-over-year due to higher gold and silver ounces sold and a higher average realized silver price. Operating cash flow improved by $62.4 million quarter-over-quarter and $48.1 million year-over-year to $58.1 million
•Higher quarterly production and stronger expected second half – Gold production increased 2% quarter-over-quarter to 87,275 ounces led by a 27% improvement at Wharf, while silver production of 2.6 million ounces was 8% higher largely due to a 15% increase at Rochester. Year-over-year, gold and silver production increased 12% and 60%, respectively, driven by increases at Palmarejo and Rochester. Production levels are expected to continue climbing in the second half of the year and be within the Company’s full-year guidance of 322,500 - 367,500 ounces of gold and 9.7 - 12.2 million ounces of silver
•New quarterly drilling record from largest exploration campaign in Company history – A new quarterly record was achieved during the period with the completion of approximately 320,400 feet (97,675 meters) of drilling and 27 currently active drill rigs. Investment in exploration totaled approximately $18.6 million ($12.4 million expensed and $6.2 million capitalized) in the quarter with significant increases in drilling activity at Palmarejo and Rochester as well as the Crown district in southern Nevada
•Rochester expansion progressing according to schedule – Coeur advanced major construction on the Plan of Operations Amendment 11 (“POA 11”) expansion at Rochester on schedule, with solid ongoing environmental and safety performance. Placement of over-liner material on the new Stage VI leach pad commenced approximately six weeks ahead of schedule, and concrete foundation work for the Merrill-Crowe process plant and crusher corridor is scheduled to begin in the third quarter. Overall project progress was approximately 31% complete at the end of the second quarter
•Accelerating investment at Silvertip based on positive results – The Company is increasing its investment at Silvertip during the second half of 2021 to complete several surface projects to support a potential restart of active mining and processing activities in 2023
•Strategic investment in Victoria – Coeur acquired a 17.8% ownership interest in Victoria Gold Corp. (“Victoria”) during the second quarter for consideration of approximately $118.8 million. Victoria owns and operates the new open pit, heap leach Eagle gold mine located in central Yukon Territory, Canada. The investment is consistent with the Company’s strategy and complements its existing portfolio of gold and silver assets located in high-quality jurisdictions

Selected Financial and Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Financial Results:
Gold sales	$146,158	$127,902	$284,480	$255,507
Silver sales	$68,700	$26,347	$132,495	$71,256
Zinc sales	$—	$—	$—	$(662)
Lead sales	$—	$—	$—	$1,315
Consolidated Revenue	$214,858	$154,249	$416,975	$327,416
Net income (loss)	$32,146	$(1,209)	$34,206	$(13,109)
Net income (loss) per share, diluted	$0.13	$(0.01)	$0.14	$(0.05)
Adjusted net income (loss)(1)	$(840)	$2,601	$13,100	$1,682
Adjusted net income (loss) per share, diluted(1)	$0.00	$0.01	$0.05	$0.01
EBITDA(1)	$84,552	$35,276	$134,245	$60,727
Adjusted EBITDA(1)	$52,738	$42,150	$118,603	$88,601
Total debt(2)	$414,246	$298,720	$414,246	$343,109
Operating Results:
Gold ounces produced	87,275	78,229	172,500	163,306
Silver ounces produced	2,587,393	1,620,410	4,990,536	4,296,828
Zinc pounds produced	—	—	—	2,459,756
Lead pounds produced	—	—	—	2,176,847
Gold ounces sold	88,501	77,933	171,613	163,568
Silver ounces sold	2,582,902	1,621,028	5,018,406	4,321,806
Zinc pounds sold	—	—	—	3,203,446
Lead pounds sold	—	—	—	2,453,485
Average realized price per gold ounce	$1,651	$1,641	$1,658	$1,562
Average realized price per silver ounce	$26.60	$16.25	$26.40	$16.49
Average realized price per zinc pound, gross(3)	$—	$—	$—	NM
Average realized price per lead pound, gross(3)	$—	$—	$—	NM
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.
(3)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Consolidated Financial Results
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Revenue
Revenue increased by $60.6 million, or 39%, as a result of a 1% and 64% increase in average realized gold and silver prices, respectively and higher gold and silver ounces sold (14% and 59%, respectively). In 2020, production was impacted by the temporary suspension of active mining operations at Palmarejo due to a government decree in response to COVID-19. We sold 88,501 gold ounces and 2.6 million silver ounces, compared to 77,933 gold ounces and 1.6 million silver ounces in the prior year. Gold and silver accounted for 68% and 32% of second quarter 2021 sales revenue, respectively. This compares to gold and silver accounting for 83% and 17% of second quarter 2020 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Three months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
Gold sales	$146,158	$127,902	$18,256	14%
Silver sales	68,700	26,347	42,353	161%
Metal sales	$214,858	$154,249	$60,609	39%
Costs Applicable to Sales
Costs applicable to sales increased $42.6 million, or 47%, primarily due to higher ounces sold resulting from the temporary suspension of active mining operations at Palmarejo in 2020 and a non-cash inventory charge of $8.6 million related to a change in the Company’s recovery rate assumption on the Stage IV leach pad, partially offset by the favorable impact of foreign currency hedges. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $4.1 million, or 15%, primarily due higher ounces sold resulting from the temporary suspension of active mining operations at Palmarejo in 2020.
Expenses
General and administrative expenses increased $1.9 million, or 21%, primarily due to higher employee incentive compensation costs.
Exploration expense increased $0.6 million, or 5%, attributable to ramp up of drilling activity at Palmarejo and Crown as well as the continuation of expansion and infill programs across the rest of the Company’s portfolio. The Company completed 184,700 feet (56,300 meters) of expansion drilling and 135,900 feet (41,375 meters) of infill drilling in the second quarter of 2021 compared 160,680 feet (48,976 meters) of expansion drilling and 33,363 feet (10,169 meters) of infill drilling in the second quarter of 2020.
Pre-development, reclamation, and other expenses decreased $5.9 million, or 32%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and one-time costs at Silvertip including a $2.1 million write down of obsolete supply inventory in 2020.
The following table summarizes pre-development, reclamation, and other expenses:

	Three months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
COVID-19	$2,315	$6,108	$(3,793)	(62)%
Silvertip ongoing carrying costs	6,447	5,183	1,264	24%
Silvertip temporary suspension costs	—	3,829	(3,829)	(100)%
Asset retirement accretion	2,965	2,908	57	2%
Other	1,011	647	364	56%
Pre-development, reclamation and other expense	$12,738	$18,675	$(5,937)	(32)%
Other Income and Expenses
Fair value adjustments, net, increased to a gain of $37.2 million compared to $10.1 million, as a result of favorable changes in value related to the Company’s recent investment in Victoria. The estimated fair values of the Company’s equity investments in Victoria and Integra were $164.7 million and $9.6 million, respectively, at June 30, 2021.
Interest expense (net of capitalized interest of $1.8 million) decreased to $5.1 million from $5.8 million due to higher capitalized interest associated with the POA 11 project at Rochester, and lower interest paid under the RCF, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes.
Other, net increased to a gain of $0.7 million compared to $0.1 million due to an increase in gains on the sale of assets.

Income and Mining Taxes
During the second quarter of 2021, income and mining tax expense of approximately $15.3 million resulted in an effective tax rate of 32.3% for 2021. This compares to income tax expense of $2.8 million or effective tax rate of 173.9% for 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended June 30, 2021
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$29,647	$(7,228)	$12,546	$827
Canada	(12,979)	—	(15,621)	217
Mexico	30,827	(8,112)	4,805	(3,888)
Other jurisdictions	(9)	—	(95)	—
	$47,486	$(15,340)	$1,635	$(2,844)
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
Net Income (Loss)
Net income was $32.1 million, or $0.13 per diluted share, compared to net loss of $1.2 million, or $0.01 per share. The increase in net income was driven a 1% and 64% increase in average realized gold and silver prices, respectively, higher gold and silver ounces sold (14% and 59%, respectively), favorable changes in value related to the Company’s recent investment in Victoria and lower costs incurred in connection with the Company’s COVID-19 health and safety protocols. Also, in 2020, production was impacted by the temporary suspension of active mining operations at Palmarejo. This was partially offset by higher exploration and income and mining tax expense. Adjusted net loss was $0.8 million, or $0.00 per diluted share, compared to adjusted net income of $2.6 million, or $0.01 per share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Revenue
Revenue increased by $89.6 million, or 27%, as a result of a 6% and 60% increase in average realized gold and silver prices, respectively, and higher gold and silver ounces sold (5% and 16%, respectively). In 2020, production was impacted by the temporary suspension of active mining operations at Palmarejo due to a government decree in response to COVID-19. We sold 171,613 gold ounces and 5.0 million silver ounces, compared to 163,568 gold ounces, 4.3 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds in the prior year. Gold and silver accounted for 68% and 32% of 2021 sales revenue, respectively. This compares to gold and silver accounting for 78% and 21% of first quarter 2020 sales revenue, respectively, with zinc and lead accounting for the remaining 2020 sales revenue.

The following table summarizes consolidated metal sales:

	Six months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
Gold sales	$284,480	$255,507	$28,973	11%
Silver sales	132,495	71,256	61,239	86%
Zinc sales	—	(662)	662	(100)%
Lead sales	—	1,315	(1,315)	(100)%
Metal sales	$416,975	$327,416	$89,559	27%
Costs Applicable to Sales
Costs applicable to sales increased $31.8 million, or 15%, primarily due to higher ounces sold resulting from the 2020 temporary suspension of active mining operations at Palmarejo and Silvertip and a non-cash inventory charge of $8.6 million related to a change in the Company’s recovery rate assumption on the Stage IV leach pad, partially offset by the favorable impact from foreign currency hedges. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $2.1 million, or 3%, primarily due to the 2020 temporary suspension of active mining operations at Palmarejo and Silvertip and longer assumed mine life based on year-end 2020 mineral reserve growth at Palmarejo, partially offset by higher ounces sold.
Expenses
General and administrative expenses increased $4.5 million, or 26%, primarily due to higher employee incentive compensation costs.
Exploration expense increased $3.9 million, or 21%, as the Company maintained its commitment to a higher-level of exploration investment following the completion of the largest and most successful drilling campaign in Coeur’s history during 2020. The Company completed 313,300 feet (95,525 meters) of expansion drilling and 263,700 feet (80,350 meters) of infill drilling in the first half of 2021 compared 280,151 feet (85,391 meters) of expansion drilling and 83,572 feet (25,473 meters) of infill drilling in the first half of 2020.
Pre-development, reclamation, and other expenses increased $1.2 million, or 5%, stemming from full-year ongoing carrying costs at Silvertip, partially offset by a gain resulting from the modification of a right of use lease at Silvertip in 2020, lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and one-time costs at Silvertip including a $2.1 million write down of obsolete supply inventory in 2020.
The following table summarizes pre-development, reclamation, and other expenses:

	Six months ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
COVID-19	$5,319	$6,380	$(1,061)	(17)%
Silvertip ongoing carrying costs	13,368	7,792	5,576	72%
Silvertip temporary suspension costs	—	7,338	(7,338)	(100)%
Gain on modification of right of use lease	—	(4,051)	4,051	(100)%
Asset retirement accretion	5,870	5,755	115	2%
Other	1,893	2,016	(123)	(6)%
Pre-development, reclamation and other expense	$26,450	$25,230	$1,220	5%
Other Income and Expenses
During the first half of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 2024 Senior Notes concurrent with the completed offering of the 2029 Senior Notes.
Fair value adjustments, net, increased to a gain of $33.4 million compared to $1.2 million as a result of favorable changes in value related to the Company’s recent investment in Victoria. The estimated fair values of the Company’s equity investments in Victoria and Integra were $164.7 million and $9.6 million, respectively, at June 30, 2021.

Interest expense (net of capitalized interest of $2.6 million) decreased to $10.0 million from $10.9 million due to higher capitalized interest associated with the POA 11 project at Rochester, and lower interest paid under the RCF, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes.
Other, net increased to a gain of $4.3 million compared to $2.0 million due to an increase in gains on the sale of assets.
Income and Mining Taxes
During the first half of 2021, income and mining tax expense of approximately $28.1 million resulted in an effective tax rate of 45.1% for 2021. This compares to income tax benefit of $1.1 million or effective tax rate of 7.7% for 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30,
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$21,116	$(8,853)	$1,540	$91
Canada	(25,763)	—	(41,650)	232
Mexico	63,741	(19,273)	26,163	743
Other jurisdictions	3,238	—	(257)	29
	$62,332	$(28,126)	$(14,204)	$1,095
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
Net Income (Loss)
Net income was $34.2 million, or $0.14 per diluted share, compared to net loss of $13.1 million, or $0.05 per share. The increase in net income was driven by a 6% and 60% increase in average realized gold and silver prices, respectively, higher sales of gold and silver (5% and 16%, respectively), favorable changes in value related to the Company’s recent investment in Victoria, and lower operating costs at Silvertip. This was partially offset by higher exploration expense, a $9.2 million loss on debt extinguishment, severance costs and a full-year of ongoing carrying costs at Silvertip and higher income and mining taxes. Adjusted net income was $13.1 million, or $0.05 per diluted share, compared to $1.7 million, or $0.01 per share (see “Non-GAAP Financial Performance Measures”).

Results of Operations
Palmarejo

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tons milled	517,373	269,641	1,001,763	749,203
Average gold grade (oz/t)	0.058	0.066	0.060	0.070
Average silver grade (oz/t)	3.94	4.46	4.00	4.61
Average recovery rate – Au	92.4%	86.0%	94.0%	89.7%
Average recovery rate – Ag	81.9%	72.2%	81.6%	78.3%
Gold ounces produced	27,595	15,223	56,200	46,801
Silver ounces produced	1,666,545	867,134	3,269,819	2,702,025
Gold ounces sold	30,516	16,924	56,203	48,211
Silver ounces sold	1,639,620	874,642	3,277,315	2,769,431
Costs applicable to sales per gold ounce(1)	$659	$690	$648	$659
Costs applicable to sales per silver ounce(1)	$13.29	$8.18	$12.04	$8.31
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Gold and silver production increased 81% and 92%, respectively, as a result of the temporary suspension of active mining operations at Palmarejo in 2020 due to a government decree in response to COVID-19. Metal sales were $85.0 million, or 40% of Coeur’s metal sales, compared with $38.0 million, or 25% of Coeur’s metal sales. Revenue for the three months ended June 30, 2021 increased by $47.1 million or 124%, of which $38.8 million was the result of a higher volume of gold and silver sales and $8.3 million due to higher average realized gold and silver prices. Costs applicable to sales per gold ounce decreased 4% while costs applicable to sales per silver ounce increased 62% due to the mix of gold and silver sales, lower gold and silver grades, and higher consumable and maintenance costs, partially offset by the favorable impact of foreign currency hedges. Amortization increased to $8.3 million due to higher ounces sold. Capital expenditures increased to $9.8 million from $4.5 million due to the impact of the 2020 temporary suspension on underground development and infill drilling activities.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Gold and silver production increased 20% and 21%, respectively, as a result of the temporary suspension of active mining operations at Palmarejo in 2020 and higher recoveries, partially offset by lower gold and silver grades. Metal sales were $165.4 million, or 40% of Coeur’s metal sales, compared with $112.3 million, or 34% of Coeur’s metal sales. Revenue for the six months ended June 30, 2021 increased by $53.1 million or 47%, of which $28.5 million was the result of higher average realized gold and silver prices, and $24.6 million was due to a higher volume of gold and silver sales. Costs applicable to sales per gold ounce decreased 2% while costs applicable to sales per silver ounce increased 45% due to the mix of gold and silver sales, lower gold and silver grades, and higher consumable and maintenance costs, partially offset by the favorable impact from foreign currency hedges. Amortization decreased to $17.3 million due to a longer anticipated mine life based on year-end 2020 reserve growth, partially offset by higher ounces sold. Capital expenditures increased to $19.8 million from $11.6 million attributable to higher underground development at the La Nacion deposit and the impact of the 2020 temporary suspension on underground development and infill drilling activities.

Rochester

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tons placed	3,195,777	3,743,331	6,436,694	7,171,909
Average gold grade (oz/t)	0.003	0.002	0.003	0.002
Average silver grade (oz/t)	0.38	0.51	0.41	0.54
Gold ounces produced	7,232	5,159	14,136	11,095
Silver ounces produced	888,307	728,312	1,661,985	1,415,691
Gold ounces sold	7,818	5,278	14,752	10,751
Silver ounces sold	911,861	723,679	1,683,215	1,355,916
Costs applicable to sales per gold ounce(1)	$1,800	$1,529	$1,557	$1,444
Costs applicable to sales per silver ounce(1)	$26.28	$14.19	$23.23	$14.58
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Gold and silver production increased 40% and 22%, respectively, due to the timing of recoveries, higher gold grade and the restocking of leach pad inventory after the commissioning of the high-pressure grinding roll in 2019, which adversely impacted 2020 gold and silver production. Metal sales were $38.1 million, or 18% of Coeur’s metal sales, compared with $20.6 million, or 13% of Coeur’s metal sales. Revenue for the three months ended June 30, 2021 increased by $17.4 million or 84%, of which $9.4 million was the result of a higher volume of gold and silver sales and $8.0 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 18% and 85%, respectively, due to the mix of gold and silver sales, higher consumable costs and a non-cash inventory charge of $8.6 million related to a change in the Company’s recovery rate assumption on the Stage IV leach pad. Amortization increased to $6.5 million due to higher ounces sold. Capital expenditures increased to $42.3 million from $5.8 million due to the commencement of construction activities related to POA 11 in August 2020.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Gold and silver production increased 27% and 17%, respectively, due to the timing of recoveries, higher gold grade and the restocking of leach pad inventory after the commissioning of the high-pressure grinding roll in 2019, which adversely impacted 2020 gold and silver production. Metal sales were $70.8 million, or 17% of Coeur’s metal sales, compared with $40.0 million, or 12% of Coeur’s metal sales. Revenue for the six months ended June 30, 2021 increased by $30.8 million or 77%, of which $15.8 million was the result of a higher volume of gold and silver sales and $15.0 million was the result of higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 8% and 59%, respectively, due to the mix of gold and silver sales, higher consumable and equipment maintenance costs, and a non-cash inventory charge of $8.6 million related to a change in the Company’s recovery rate assumption on the Stage IV leach pad. Amortization increased to $10.1 million due to higher ounces sold. Capital expenditures increased to $72.4 million from $10.9 million due to the commencement of construction activities related to POA 11 in August 2020.

Kensington

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tons milled	168,311	170,478	338,669	332,819
Average gold grade (oz/t)	0.18	0.21	0.19	0.21
Average recovery rate	92.7%	92.0%	92.9%	92.7%
Gold ounces produced	28,322	33,058	59,003	65,080
Gold ounces sold	26,796	32,367	58,391	65,148
Costs applicable to sales per gold ounce(1)	$1,090	$939	$1,038	$935
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Gold production decreased 14% as a result of lower grade and mill throughput. Metal sales were $48.8 million, or 23% of Coeur’s metal sales, compared to $55.2 million, or 36% of Coeur’s metal sales. Revenue for the three months ended June 30, 2021 decreased by $6.4 million or 12%, of which $10.1 million resulted from a lower volume of gold sales, partially offset by an increase of $3.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 16% due to lower production and higher diesel and outside service costs. Amortization decreased slightly to $12.7 million due to lower ounces sold partially offset by higher Jualin production. Capital expenditures increased to $6.0 million from $3.9 million due to higher infill drilling and underground development.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Gold production decreased 9% as a result of lower grade, partially offset by higher mill throughput. Metal sales were $103.3 million, or 25% of Coeur’s metal sales, compared to $106.8 million, or 33% of Coeur’s metal sales. Revenue for the six months ended June 30, 2021 decreased by $3.6 million or 3%, of which $12.0 million resulted from lower volume of gold sales, partially offset by an increase of $8.4 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 11% due to lower production and higher diesel, outside service and maintenance costs. Amortization increased to $26.2 million primarily due to higher Jualin production, partially offset by lower ounces sold. Capital expenditures increased to $13.2 million from $8.7 million due to higher infill drilling and underground development.

Wharf

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tons placed	1,025,481	1,401,237	2,139,524	2,347,686
Average gold grade (oz/t)	0.032	0.032	0.031	0.029
Gold ounces produced	24,126	24,789	43,161	40,330
Silver ounces produced	32,541	24,964	58,732	39,825
Gold ounces sold	23,371	23,364	42,267	39,458
Silver ounces sold	31,421	22,707	57,876	37,475
Costs applicable to sales per gold ounce(1)	$967	$945	$961	$1,005
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Gold production decreased 3% driven by lower placed tons. Metal sales were $42.9 million, or 20% of Coeur’s metal sales, compared to $40.5 million, or 26% of Coeur’s metal sales. Revenue for the three months ended June 30, 2021 increased by $2.5 million or 6%, of which $2.2 million resulted from higher average realized gold and silver prices and $0.3 million was due to a higher volume of gold and silver sales. Costs applicable to sales per gold ounce slightly increased 2% due to higher employee-related costs, partially offset by a $3.3 million inventory write-down related to lower expected recoveries from leach pads 4 and 5 in 2020. Amortization decreased slightly to $3.0 million due to a lower units-of-production depletion rate. Capital expenditures were $1.4 million.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Gold production increased 7% driven by higher grade and favorable weather conditions. Metal sales were $77.5 million, or 19% of Coeur’s metal sales, compared to $66.3 million, or 20% of Coeur’s metal sales. Revenue for the six months ended June 30, 2021 increased by $11.1 million or 17%, of which $5.6 million resulted from higher average realized gold and silver prices and $5.5 million was due to a higher volume of gold and silver sales. Costs applicable to sales per gold ounce decreased 4% due to higher production and a $3.3 million inventory write-down related to lower expected recoveries from leach pads 4 and 5 in 2020, partially offset by higher equipment rental and employee-related costs. Amortization remained decreased slightly to $5.5 million due to a lower units-of-production depletion rate. Capital expenditures were $2.9 million.
Silvertip

	Three and Six Months Ended June 30,
	2021	2020	2021	2020
Silver ounces produced	—	—	—	139,287
Zinc pounds produced	—	—	—	2,459,756
Lead pounds produced	—	—	—	2,176,847
Silver ounces sold	—	—	—	158,984
Zinc pounds sold	—	—	—	3,203,446
Lead pounds sold	—	—	—	2,453,485
Costs applicable to sales per silver ounce(2)	$—	$—	$—	NM(1)
Costs applicable to sales per zinc pound(2)	$—	$—	$—	NM(1)
Costs applicable to sales per lead ounce(2)	$—	$—	$—	NM(1)
(1)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
(2)See Non-GAAP Financial Performance Measures.
Three and Six Months Ended June 30, 2021 compared to Three and Six Months Ended June 30, 2020
Silvertip temporarily suspended mining and processing activities, unrelated to COVID-19, in February 2020. Operational results in the table above reflect performance prior to the temporary suspension. Ongoing carrying and temporary suspension costs are included in Pre-development, reclamation, and other.
The Company plans to release an updated mine plan and economic analysis for Silvertip at the end of the year, including additional exploration results, updated engineering and revised capital estimate as well as information regarding the anticipated benefits of the 1,750 tonnes per day flowsheet which will be reflected in a technical report that is expected to be filed in early 2022.
In June 2021, Silvertip repurchased from Silvertip Resources Investment Cayman Ltd. for $7.0 million a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineralized material mined, and 1.00% thereafter.

Liquidity and Capital Resources
At June 30, 2021, the Company had $125.5 million of cash, cash equivalents and restricted cash and $265.0 million available under its RCF. Cash and cash equivalents increased $31.3 million in the six months ended June 30, 2021, due to a 6% and 60% increase in average realized gold and silver prices, respectively, higher gold and silver ounces sold (5% and 16%, respectively), net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums, and ongoing carrying costs at Silvertip. Since the start of the COVID-19 pandemic, the Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company has been able to periodically draw and make repayments under its RCF subsequent to the start of the COVID-19 pandemic. At June 30, 2021, the Company had no borrowings and $35.0 million in outstanding letters of credit under the RCF, which was amended in March 2021 to allow the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million and extend the maturity to March 2025. Additionally, Coeur established a $100.0 million ATM Program in April 2020 as a means to proactively increase its financial flexibility in response to increased volatility and uncertainty associated with COVID-19. At the date of this filing, the Company has yet to issue any shares of its common stock under the ATM Program and intends to maintain the program during the POA 11 construction.
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2021 was $58.1 million, compared to $9.9 million for the three months ended June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2021 was $53.7 million, compared to $2.0 million for the six months ended June 30, 2020. Adjusted EBITDA for the three months ended June 30, 2021 was $52.7 million, compared to $42.2 million for the three months ended June 30, 2020. Adjusted EBITDA for the six months ended June 30, 2021 was $118.6 million, compared to $88.6 million for the six months ended June 30, 2020 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Cash flow before changes in operating assets and liabilities	$31,442	$16,411	$73,022	$46,555
Changes in operating assets and liabilities:
Receivables	961	(1,536)	1,960	(2,349)
Prepaid expenses and other	1,328	1,081	673	735
Inventories	3,259	(8,056)	(14,227)	(29,981)
Accounts payable and accrued liabilities	21,069	2,047	(7,728)	(13,004)
Cash provided by (used in) operating activities	$58,059	$9,947	$53,700	$1,956
Net cash provided by operating activities increased $48.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 1% and 64% increase in average realized gold and silver prices, respectively, higher ounces sold of gold and silver (14% and 59%, respectively), improved recoveries at Rochester, and a reduction in accounts payable at Silvertip due the temporary suspension in 2020. Revenue for the three months ended June 30, 2021 increased by $60.6 million, of which $43.0 million was the result of the higher volume of gold and silver sales and $17.6 million was due to higher average realized gold and silver prices.
Net cash provided by operating activities increased $51.7 million for the six months ended June 30, 2021, primarily due to a 6% and 60% increase in average realized gold and silver prices, respectively, higher gold and silver ounces sold (5% and 16%, respectively), improved recoveries at Rochester, a reduction in accounts payable at Silvertip due the temporary suspension in 2020, partially offset by a payment of $4.0 million of interest related to the tender and redemption of the 2024 Senior Notes. Revenue for the six months ended June 30, 2021 increased by $89.6 million, of which $57.8 million was the result of higher average realized gold and silver prices and $31.7 million was due to the higher volume of gold and silver sales.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the three months ended June 30, 2021 was $78.1 million compared to net cash provided by investing activities $2.9 million in the three months ended June 30, 2020. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester in the current period and the impact of the net proceeds of $19.4 million from the sale of Metalla Common Shares in the comparable period of 2020. The Company incurred capital expenditures of $78.2 million in the three months ended June 30, 2021 compared with $16.7 million in the three months ended June 30, 2020. Capital expenditures in the three months ended June 30, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the three months ended June 30, 2020 were primarily related to underground development at Silvertip, Palmarejo, and Kensington and POA 11 capital expenditures at Rochester.

Net cash used in investing activities in the six months ended June 30, 2021 was $132.1 million compared to $14.8 million in the six months ended June 30, 2020. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester in the current period and the impact of the net proceeds of $19.4 million from the sale of Metalla Common Shares in the comparable period of 2020. The Company incurred capital expenditures of $137.6 million in the six months ended June 30, 2021 compared with $38.9 million in the six months ended June 30, 2020. Capital expenditures in the six months ended June 30, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the six months ended June 30, 2020 were primarily related to underground development at Silvertip, Palmarejo, and Kensington and POA 11 capital expenditures at Rochester.
Recently-signed construction contracts related to POA 11 have begun demonstrating signs of inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the three months ended June 30, 2021 was $9.8 million compared to net cash provided by financing activities of $4.4 million in the three months ended June 30, 2020. During the three months ended June 30, 2021, the Company repaid $9.6 million of principal under outstanding finance leases. During the three months ended June 30, 2020, the Company borrowed $100.0 million and repaid $90.0 million under the RCF.
Net cash provided by financing activities in the six months ended June 30, 2021 was $109.8 million compared to $27.8 million in the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums. During the six months ended June 30, 2020, the Company drew $150.0 million from the RCF, partially offset by the repayment of $90.0 million under the RCF and the payment of contingent consideration of $18.8 million associated with the Silvertip acquisition.
The Company secured a finance lease package for nearly $60 million during the quarter, a portion of which has been funded as of June 30, 2021. The package is earmarked for planned equipment purchases for the project in 2021 and 2022, and has an interest rate of 5.20%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2021	2020	2021	2020
Net income (loss)	$32,146	$(1,209)	$34,206	$(13,109)
Fair value adjustments, net	(37,239)	(10,067)	(33,440)	(1,248)
Foreign exchange loss (gain)	1,503	626	1,461	(5,994)
(Gain) loss on sale of assets and securities	(621)	(9)	(4,674)	(383)
Loss on debt extinguishment	—	—	9,172	—
Silvertip inventory write-down	—	2,104	—	12,485
Wharf inventory write-down	—	3,323	—	3,323
Silvertip temporary suspension costs	—	1,725	—	5,234
Silvertip lease modification	—	—	—	(4,051)
Silvertip gain on contingent consideration	—	—	—	(955)
COVID-19 costs	2,315	6,108	5,319	6,380
Tax effect of adjustments(1)	1,056	—	1,056	—
Adjusted net income (loss)	$(840)	$2,601	$13,100	$1,682

Adjusted net income (loss) per share - Basic	$0.00	$0.01	$0.05	$0.01
Adjusted net income (loss) per share - Diluted	$0.00	$0.01	$0.05	$0.01
(1) For the three and six months ended June 30, 2021, tax effect of adjustments of $1.1 million (3%) and $1.1 million (4%) are primarily related to the fair value adjustments on the Company’s equity investments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2021	2020	2021	2020
Net income (loss)	$32,146	$(1,209)	$34,206	$(13,109)
(Income) loss from discontinued operations, net of tax	—	—	—	—
Interest expense, net of capitalized interest	5,093	5,765	10,003	10,893
Income tax provision (benefit)	15,340	2,844	28,126	(1,095)
Amortization	31,973	27,876	61,910	64,038
EBITDA	84,552	35,276	134,245	60,727
Fair value adjustments, net	(37,239)	(10,067)	(33,440)	(1,248)
Foreign exchange (gain) loss	499	(11)	1,272	65
Asset retirement obligation accretion	2,965	2,908	5,870	5,755
Inventory adjustments and write-downs	267	793	839	1,269
(Gain) loss on sale of assets and securities	(621)	(9)	(4,674)	(383)
Loss on debt extinguishment	—	—	9,172	—
Silvertip inventory write-down	—	2,104	—	12,485
Silvertip temporary suspension costs	—	1,725	—	5,234
Silvertip lease modification	—	—	—	(4,051)
Silvertip gain on contingent consideration	—	—	—	(955)
COVID-19 costs	2,315	6,108	5,319	6,380
Wharf inventory write-down	—	3,323	—	3,323
Adjusted EBITDA	$52,738	$42,150	$118,603	$88,601

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Cash flow from operations	$58,059	$9,947	$53,700	$1,956
Capital expenditures	78,223	16,682	137,647	38,890
Free cash flow	$(20,164)	$(6,735)	$(83,947)	(36,934)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Cash provided by (used in) operating activities	$58,059	$9,947	$53,700	$1,956
Changes in operating assets and liabilities:
Receivables	(961)	1,536	(1,960)	2,349
Prepaid expenses and other	(1,328)	(1,081)	(673)	(735)
Inventories	(3,259)	8,056	14,227	29,981
Accounts payable and accrued liabilities	(21,069)	(2,047)	7,728	13,004
Operating cash flow before changes in working capital	$31,442	$16,411	$73,022	$46,555

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

Three Months Ended June 30, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$50,189	$44,537	$41,913	$26,437	$1,185	$164,261
Amortization	(8,271)	(6,506)	(12,710)	(2,994)	(1,185)	(31,666)
Costs applicable to sales	$41,918	$38,031	$29,203	$23,443	$—	$132,595

Metal Sales
Gold ounces	30,516	7,818	26,796	23,371		88,501
Silver ounces	1,639,620	911,861		31,421	—	2,582,902
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$659	$1,800	$1,090	$967
Silver ($/oz)	$13.29	$26.28			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended June 30, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$26,095	$21,348	$43,235	$25,653	$1,231	$117,562
Amortization	(7,270)	(3,012)	(12,853)	(3,181)	(1,231)	(27,547)
Costs applicable to sales	$18,825	$18,336	$30,382	$22,472	$—	$90,015

Metal Sales
Gold ounces	16,924	5,278	32,367	23,364		77,933
Silver ounces	874,642	723,679		22,707	—	1,621,028
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$690	$1,529	$939	$945
Silver ($/oz)	$8.18	$14.19			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Six Months Ended June 30, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$93,236	$72,147	$86,752	$47,644	$2,271	$302,050
Amortization	(17,330)	(10,083)	(26,155)	(5,469)	(2,271)	(61,308)
Costs applicable to sales	$75,906	$62,064	$60,597	$42,175	$—	$240,742

Metal Sales
Gold ounces	56,203	14,752	58,391	42,267		171,613
Silver ounces	3,277,315	1,683,215		57,876	—	5,018,406
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$648	$1,557	$1,038	$961
Silver ($/oz)	$12.04	$23.23			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Six Months Ended June 30, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$75,244	$41,208	$85,664	$45,920	$24,233	$272,269
Amortization	(20,445)	(5,916)	(24,775)	(5,625)	(6,576)	(63,337)
Costs applicable to sales	$54,799	$35,292	$60,889	$40,295	$17,657	$208,932

Metal Sales
Gold ounces	48,211	10,751	65,148	39,458		163,568
Silver ounces	2,769,431	1,355,916		37,475	158,984	4,321,806
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$659	$1,444	$935	$1,005
Silver ($/oz)	$8.31	$14.58			NM(1)
Zinc ($/lb)					NM(1)
Lead ($/lb)					NM(1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Cautionary Statement Concerning Forward-Looking Statements
    This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, strategies, expectations regarding the Rochester POA 11 expansion project, the Silvertip mine's planned restart, COVID-19 planning, response and mitigation efforts, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, and expenses. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this report and in “Risk Factors” section of the 2020 10-K, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to the availability of our workforce, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Gold, Silver, Zinc and Lead Prices
Gold, silver, zinc and lead prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold, silver, zinc and lead.

Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 211,350 ounces of gold at June 30, 2021 that settle monthly through December 2022. The Company is targeting to hedge up to 50% of expected gold production through 2021 and 2022 and may in the future layer on additional hedges as circumstances warrant. The weighted average strike prices on the put and call contracts are $1,618 and $1,979 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2020 10-K and part II, Item 1A of this report.
At June 30, 2021, the fair value of the put and call zero cost collars contracts was a liability of $0.08 million. For the quarter ended June 30, 2021 the Company recognized a loss of $0.4 million related to expired options in Revenue and the remaining outstanding options were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at June 30, 2021 would result in a realized loss of $6.4 million and 10% decrease would result in a realized gain of $6.7 million. As of June 30, 2021, the closing price of gold was $1,763 per ounce. As of July 26, 2021, the closing price of gold was $1,800 per ounce.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver, zinc and lead price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2021, the Company had outstanding provisionally priced sales of 14,324 ounces of gold at an average price of $1,858. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.7 million during the three months ended June 30, 2021. A 10% change in realized gold prices would cause revenue to vary by $2.7 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At June 30, 2021, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $0.8 billion Mexican Pesos at June 30, 2021 with an average exchange rate of 25.28 that settle monthly through December 2021. At June 30, 2021, the fair value of the foreign currency forward exchange contracts was a net asset of $7.5 million. For the three months ended June 30, 2021 the Company has recognized a gain of $3.5 million related to expired options in Cost Applicable to Sales and Pre-development, Reclamation and Other, respectively, and an unrealized gain of $7.5 million related to outstanding options in AOCI. A 10% increase or decrease in the exchange rates at June 30, 2021 would result in a realized gain of $4.1 million or $8.8 million, respectively.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2021.
Investment Risk
Equity Price Risk
We are exposed to changes in the fair value of our investments in equity securities. For the three months ended June 30, 2021, the Company recognized unrealized gains of $36.6 million in Fair value adjustments, net due to increases in the stock price of those equity securities. At June 30, 2021, the fair value of the equity securities was $174.4 million. A 10% change in realized equity prices would cause unrealized gains to vary by $17.4 million.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2020 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Form 10-Q filed for the quarterly period ended March 31, 2021 (the “First Quarter 10-Q”) and in this Form 10-Q. Except as supplemented and updated below and in the First Quarter 10-Q, the risk factors set forth in the 2020 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
Our operations may be further disrupted, and our financial results may be adversely affected by the COVID-19 pandemic.
COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which occurred at our Palmarejo complex in the second quarter of 2020 and at the Kensington mine in the third quarter of 2020, which could reduce production, limit exploration activities and development projects and impact liquidity and financial results. In addition, we have implemented several initiatives to protect the health and safety of our employees, contractors and communities during this pandemic, including COVID-19 testing, site access symptom checks, contact tracing technology and procuring additional disinfectant and sanitation products and personal protective equipment for our employees, among others, some of which have and may result in additional costs to us.
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
Third parties with whom we conduct business, including the refiners and smelters that, process and, in some cases, purchase the gold and silver doré and gold, silver, zinc and lead concentrate produced by our mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact our ability to conduct our operations, advance exploration, development and expansion projects, sell our products and generate revenues.
We may be subject to litigation if one or more employees or contractors contract COVID-19 at work or litigation initiated by stockholders who view decisions by the Board of Directors or management as inconsistent with duties to the Company under Delaware law or who may assert claims under federal securities laws. We understand that, as indicated by sharp increases in average premiums for director and officer insurance policies in recent months, insurers expect increased litigation relating to COVID-19.
The jurisdictions in which we operate have and may in the future continue to encounter financial difficulties resulting from one or both of lower tax revenue and new and increased costs related to COVID-19. As a result, national, state or local governments may seek to raise existing taxes or introduce new taxes that affect our business, which may adversely affect our business and financial results. For example, in Nevada, where the Rochester mine, Sterling/Crown project and Lincoln Hill project are located, in response to a significant loss of tourism and gaming revenue during 2020, in June 2021 the Governor signed into law a new excise tax on gross proceeds derived from mining gold and silver.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section as well as those contained in the 2020 10-K, such as those relating to our operations and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the full impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
Continuation of our mining operations is dependent on the availability of sufficient and affordable water supplies.
Our mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, our properties in Mexico and Nevada are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of our operating mines currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to enforcement of water rights, claims and uses, or potential pressure from other users of water, government agencies and officials, and/or non-governmental organizations to limit the amount of water made available to or used for mining activities, regardless of legally valid water rights. Water shortages may also result from weather or environmental and climate impacts outside of our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, ongoing litigation to enforce existing water rights, ongoing shortages of water to which we have rights and/or significantly higher costs to obtain sufficient quantities of water could result in our inability to maintain production at current or expected levels, require us to curtail or shut down mining operations and could prevent us from pursuing expansion or development opportunities, which could adversely affect our results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which we operate which could also limit access to sufficient water resources, adversely affecting our existing operations or our expansion or development plans.
Significant investment risks and operational costs are associated with exploration and development activities. These risks and costs may result in higher costs, lower economic returns and may adversely affect our business.
Our ability to sustain or increase current production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Substantial expenditures are required to establish ore reserves, to extract metals from ores and, in the case of new properties, to construct mining and processing facilities.
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations, including the POA 11 expansion project at Rochester and the POA 1 planned mine life extension at Kensington, and future plans to develop the Sterling/Crown and Lincoln Hill projects. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks, including delays, extreme weather events, unexpected increases in the cost of required materials, including as a result of inflation, and disputes with third-party providers of materials, equipment or services, and a completed project may not yield the anticipated operational or financial benefit, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
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
The Company’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors; we may be negatively impacted by new tax legislation.
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
In addition, new tax legislation in certain jurisdictions where we operate could negatively affect us. For example, in Nevada, where the Rochester mine, Sterling/Crown project and Lincoln Hill project are located, in response to a significant loss of tourism and gaming revenue during 2020, in June 2021 the Governor signed into law a new excise tax on gross proceeds derived from mining gold and silver. In addition, there have been recent proposals by elected officials in Mexico for even more significant increases in mining taxes, although it is unclear whether those proposals will result in legislation. It is difficult to predict whether proposed changes to tax laws in the jurisdictions where we operate will be passed and if passed, the impact of those changes on the Company. Any additional taxes imposed on us could adversely affect our financial condition.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
Not applicable.

Item 6.        Exhibits

10.1
Share Exchange Agreement, dated May 10, 2021, between Coeur Mining, Inc. and Orion Co-VI Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2021 (File No. 001-08641)).

10.2
Support Agreement, dated May 10, 2021, between Coeur Mining, Inc. and Orion Co-VI Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2021 (File No. 001-08641)).

10.3
Amended and Restated Coeur Mining, Inc. 2018 Long-Term Incentive Plan, effective as of May 11, 2021. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021 (File No. 001-08641)).

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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	July 28, 2021	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	July 28, 2021	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	July 28, 2021	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)