Form 10-Q
period 2021-09-30
Coeur Mining, Inc.
filed 2021-10-27
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 256,953,858 shares were issued and outstanding as of October 25, 2021.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2021	December 31, 2020
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$85,020	$92,794
Receivables	4	22,956	23,484
Inventory	5	52,334	51,210
Ore on leach pads	5	74,803	74,866
Prepaid expenses and other		17,846	27,254
Assets held for sale	19	54,478	—
		307,437	269,608
NON-CURRENT ASSETS
Property, plant and equipment, net		298,006	230,139
Mining properties, net		783,097	716,790
Ore on leach pads	5	78,302	81,963
Restricted assets		9,160	9,492
Equity securities	6	139,740	12,943
Receivables	4, 17	—	26,447
Other		58,291	56,595
TOTAL ASSETS		$1,674,033	$1,403,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$119,583	$90,577
Accrued liabilities and other	18	77,790	119,158
Debt	7,8	31,384	22,074
Reclamation	9	2,299	2,299
Liabilities held for sale	19	11,477	—
		242,533	234,108
NON-CURRENT LIABILITIES
Debt	7,8	411,042	253,427
Reclamation	9	142,456	136,975
Deferred tax liabilities		22,280	34,202
Other long-term liabilities		41,983	51,786
		617,761	476,390
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 256,928,852 issued and outstanding at September 30, 2021 and 243,751,283 at December 31, 2020		2,569	2,438
Additional paid-in capital		3,734,948	3,610,297
Accumulated other comprehensive income (loss)		4,904	(11,136)
Accumulated deficit		(2,928,682)	(2,908,120)
		813,739	693,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,674,033	$1,403,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
	Notes	In thousands, except share data
Revenue	3	$207,969	$229,728	$624,944	$557,144
COSTS AND EXPENSES
Costs applicable to sales(1)	3	134,340	112,772	375,082	321,704
Amortization		30,962	32,216	92,872	96,254
General and administrative		8,743	7,757	30,764	25,293
Exploration		15,391	12,818	37,503	31,059
Pre-development, reclamation, and other		10,506	15,031	36,956	40,261
Total costs and expenses		199,942	180,594	573,177	514,571
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	8	—	—	(9,173)	—
Fair value adjustments, net	12	(26,440)	2,243	7,000	3,491
Interest expense, net of capitalized interest	8	(3,237)	(5,096)	(13,240)	(15,989)
Other, net	14	(26,718)	(6,312)	(22,390)	(4,310)
Total other income (expense), net		(56,395)	(9,165)	(37,803)	(16,808)
Income (loss) before income and mining taxes		(48,368)	39,969	13,964	25,765
Income and mining tax (expense) benefit	10	(6,400)	(13,113)	(34,526)	(12,018)
NET INCOME (LOSS)		$(54,768)	$26,856	$(20,562)	$13,747
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		1,349	(21,248)	25,723	(28,139)
Reclassification adjustments for realized (gain) loss on cash flow hedges		(3,902)	2,642	(9,683)	1,963
Other comprehensive income (loss)		(2,553)	(18,606)	16,040	(26,176)
COMPREHENSIVE INCOME (LOSS)		$(57,321)	$8,250	$(4,522)	$(12,429)

NET INCOME (LOSS) PER SHARE	15
Basic		$(0.21)	$0.11	$(0.08)	$0.06

Diluted		$(0.21)	$0.11	$(0.08)	$0.06
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(54,768)	$26,856	$(20,562)	$13,747
Adjustments:
Amortization		30,962	32,216	92,872	96,254
Accretion		3,028	2,969	8,898	8,724
Deferred taxes		(5,964)	(4,515)	(740)	(11,547)
Loss on debt extinguishment	8	—	—	9,173	—
Fair value adjustments, net	12	26,440	(2,243)	(7,000)	(3,491)
Stock-based compensation	11	2,671	1,969	10,183	6,269
Gain on modification of right of use lease		—	—	—	(4,051)
Write-downs		31,249	1,232	31,249	16,821
Deferred revenue recognition	17	(307)	(5,485)	(15,908)	(21,167)
Other		1,493	4,379	(339)	2,374
Changes in operating assets and liabilities:
Receivables		(944)	(1,497)	1,016	(3,846)
Prepaid expenses and other current assets		(80)	(1,921)	593	(1,186)
Inventory and ore on leach pads		(3,820)	(3,066)	(18,047)	(33,047)
Accounts payable and accrued liabilities		(8,114)	28,570	(15,842)	15,566
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		21,846	79,464	75,546	81,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(71,266)	(22,996)	(208,913)	(61,886)
Proceeds from the sale of assets		61	730	5,617	5,245
Purchase of investments		(1,079)	(2,500)	(1,955)	(2,500)
Sale of investments		—	—	935	19,802
Other		(12)	(25)	(42)	(225)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(72,296)	(24,791)	(204,358)	(39,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of notes and bank borrowings, net of issuance costs	8	20,000	—	387,493	150,000
Payments on debt, finance leases, and associated costs	7, 8	(7,944)	(48,557)	(261,522)	(150,171)
Silvertip contingent consideration	17	—	—	—	(18,750)
Other		(20)	114	(4,178)	(1,718)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		12,036	(48,443)	121,793	(20,639)
Effect of exchange rate changes on cash and cash equivalents		(253)	(10)	(360)	293
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(38,667)	6,220	(7,379)	21,510
Cash, cash equivalents and restricted cash at beginning of period		125,458	72,308	94,170	57,018
Cash, cash equivalents and restricted cash at end of period		$86,791	$78,528	$86,791	$78,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	2,060	—	2,060
Other comprehensive income (loss)	—	—	—	—	24,636	24,636
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(282)	(3)	334	—	—	331
Balances at March 31, 2021	243,470	$2,435	$3,610,631	$(2,906,060)	$13,500	$720,506
Net income (loss)	—	—	—	32,146	—	32,146
Other comprehensive income (loss)	—	—	—	—	(6,043)	(6,043)
Common stock issued for investment	12,786	128	118,649			118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	792	7	3,016	—	—	3,023
Balances at June 30, 2021	257,048	$2,570	$3,732,296	$(2,873,914)	$7,457	$868,409
Net income (loss)	—	—	—	(54,768)	—	(54,768)
Other comprehensive income (loss)	—	—	—	—	(2,553)	(2,553)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(119)	(1)	2,652	—	—	2,651
Balances at September 30, 2021	256,929	$2,569	$3,734,948	$(2,928,682)	$4,904	$813,739

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	(11,900)	—	(11,900)
Other comprehensive income (loss)	—	—	—	—	206	206
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,179	12	27	—	—	39
Balances at March 31, 2020	243,586	$2,436	$3,603,785	$(2,945,647)	$70	$660,644
Net income (loss)	—	—	—	(1,209)	—	(1,209)
Other comprehensive income (loss)	—	—	—	—	(7,776)	(7,776)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	146	1	2,197	—	—	2,198
Balances at June 30, 2020	243,732	$2,437	$3,605,982	$(2,946,856)	$(7,706)	$653,857
Net income (loss)	—	—	—	26,856	—	26,856
Other comprehensive income (loss)	—	—	—	—	(18,606)	(18,606)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	13	—	2,120	—	—	2,120
Balances at September 30, 2020	243,745	$2,437	$3,608,102	$(2,920,000)	$(26,312)	$664,227

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
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Opening Balance	$8,775	$10,389	$9,376	$11,061
Revenue Recognized	(307)	(393)	(908)	(1,065)
Closing Balance	$8,468	$9,996	$8,468	$9,996
In December 2020, the Company received a $15.0 million prepayment (the “December 2020 Prepayment”) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 17). In the first half of 2021, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of this prepayment obligation. The Amended Sales Contract was further amended in July 2021, with an effective date as of June 28, 2021, to include options for Coeur to receive up to two additional prepayments of up to $15.0 million each for deliveries of gold concentrate from the Kensington mine, and Coeur exercised the option to receive the first $15.0 million prepayment in June 2021 (the “June 2021 Prepayment”), of which $7.5 million in gold ounces were delivered in the third quarter of 2021. The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheet. See Note 17 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Amended Sales Contract liability balance:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands	2021	2020		2021	2020
Opening Balance	$15,004	$15,006		$15,003	$15,010
Additions	95	108	—	15,096	15,114
Revenue Recognized	(7,500)	(5,200)		(22,500)	(20,210)
Closing Balance	$7,599	$9,914		$7,599	$9,914
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
In June 2021, Silvertip repurchased from Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineralized material mined, and 1.00% thereafter for consideration of $7.0 million .
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$33,237	$9,923	$51,881	$52,689	$—	$—	$147,730
Silver sales	41,410	18,402	—	427	—	—	60,239
Metal sales	74,647	28,325	51,881	53,116	—	—	207,969
Costs and Expenses
Costs applicable to sales(1)	39,016	31,669	34,576	29,079	—	—	134,340
Amortization	8,747	4,671	12,786	3,158	1,258	342	30,962
Exploration	2,777	2,394	2,681	—	4,592	2,947	15,391
Other operating expenses	855	1,433	515	539	6,090	9,817	19,249
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(26,440)	(26,440)
Interest expense, net	(135)	(149)	(194)	(39)	396	(3,116)	(3,237)
Other, net(3)	(26,868)	(99)	(62)	460	(124)	(25)	(26,718)
Income and mining tax (expense) benefit	(10,702)	1,108	(65)	(2,014)	—	5,273	(6,400)
Net Income (loss)	$(14,453)	$(10,982)	$1,002	$18,747	$(11,668)	$(37,414)	$(54,768)
Segment assets(2)	$285,277	$496,940	$149,774	$73,019	$209,498	$112,836	$1,327,344
Capital expenditures	$8,506	$40,056	$6,272	$1,045	$15,099	$288	$71,266
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three months ended September 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$39,416	$12,860	$52,357	$62,499	$—	$—	$167,132
Silver sales	42,339	19,250	—	1,007	—	—	62,596
Zinc sales	—	—	—	—	—	—	—
Lead sales	—	—	—	—	—	—	—
Metal sales	81,755	32,110	52,357	63,506	—	—	229,728
Costs and Expenses
Costs applicable to sales(1)	34,251	19,104	31,530	27,887	—	—	112,772
Amortization	11,912	3,278	11,523	4,000	1,185	318	32,216
Exploration	1,978	465	3,397	534	3,920	2,524	12,818
Other operating expenses	2,378	1,376	3,448	127	5,916	9,543	22,788
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	2,243	2,243
Interest expense, net	(201)	(283)	(296)	(48)	(124)	(4,144)	(5,096)
Other, net(3)	(1,168)	(2,502)	(34)	7	451	(3,066)	(6,312)
Income and mining tax (expense) benefit	(6,841)	(143)	(380)	(2,630)	21	(3,140)	(13,113)
Income (loss) from continuing operations	$23,026	$4,959	$1,749	$28,287	$(10,673)	$(20,492)	$26,856
Segment assets(2)	$302,599	$325,165	$177,700	$76,247	$155,932	$170,208	$1,207,851
Capital expenditures	$4,998	$9,773	$5,333	$545	$2,065	$282	$22,996
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Nine Months Ended September 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$112,036	$36,389	$155,154	$128,631	$—	$—	$432,210
Silver sales	127,990	62,778	—	1,966	—	—	192,734
Metal sales	240,026	99,167	155,154	130,597	—	—	624,944
Costs and Expenses
Costs applicable to sales(1)	114,922	93,733	95,173	71,254	—	—	375,082
Amortization	26,077	14,754	38,941	8,627	3,529	944	92,872
Exploration	6,304	3,802	5,095	143	11,119	11,040	37,503
Other operating expenses	3,578	4,325	5,783	1,249	18,609	34,176	67,720
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	7,000	7,000
Interest expense, net	(471)	(851)	(568)	(122)	622	(11,850)	(13,240)
Other, net(3)	(27,904)	(252)	(104)	1,112	(463)	5,221	(22,390)
Income and mining tax (expense) benefit	(29,601)	937	(1,106)	(4,437)	—	(319)	(34,526)
Net Income (loss)	$31,169	$(17,613)	$8,384	$45,877	$(33,098)	$(55,281)	$(20,562)
Segment assets(2)	$285,277	$496,940	$149,774	$73,019	$209,498	$112,836	$1,327,344
Capital expenditures	$28,284	$112,505	$19,519	$3,928	$44,011	$666	$208,913
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nine months ended September 30, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$104,732	$30,508	$159,200	$128,199	$—	$—	$422,639
Silver sales	89,332	41,650	—	1,640	1,230	—	133,852
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	194,064	72,158	159,200	129,839	1,883	—	557,144
Costs and Expenses
Costs applicable to sales(1)	89,050	54,396	92,419	68,182	17,657	—	321,704
Amortization	32,357	9,194	36,298	9,625	7,761	1,019	96,254
Exploration	4,373	2,529	7,746	639	7,073	8,699	31,059
Other operating expenses	6,279	3,835	7,298	451	17,770	29,921	65,554
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	3,491	3,491
Interest expense, net	(667)	(851)	(819)	(149)	(603)	(12,900)	(15,989)
Other, net(3)	(2,866)	(2,580)	1	(12)	2,005	(858)	(4,310)
Income and mining tax (expense) benefit	(7,938)	(186)	(854)	(4,806)	(234)	2,000	(12,018)
Income (loss) from continuing operations	$50,534	$(1,413)	$13,767	$45,975	$(47,210)	$(47,906)	$13,747
Segment assets(2)	$302,599	$325,165	$177,700	$76,247	$155,932	$170,208	$1,207,851
Capital expenditures	$16,611	$20,634	$14,050	$1,219	$8,630	$742	$61,886
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	September 30, 2021	December 31, 2020
Total assets for reportable segments	$1,327,344	$1,232,153
Cash and cash equivalents	85,020	92,794
Other assets	261,669	79,030
Total consolidated assets	$1,674,033	$1,403,977

Geographic Information

Long-Lived Assets	September 30, 2021	December 31, 2020
United States	$633,241	$503,818
Mexico	245,482	293,436
Canada	202,253	149,018
Other	127	657
Total	$1,081,103	$946,929

Revenue	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$133,322	$147,973	$384,918	$361,197
Mexico	74,647	81,755	240,026	194,064
Canada	—	—	—	1,883
Total	207,969	$229,728	$624,944	$557,144

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2021	December 31, 2020
Current receivables:
Trade receivables	$4,425	$3,293
VAT receivable	17,365	17,080
Income tax receivable	216	530
Other	950	2,581
	$22,956	$23,484
Non-current receivables:
VAT receivable(1)	$—	$26,447
Total receivables	$22,956	$49,931
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. While the Company continues to pursue recovery from the Mexican government (including through ongoing litigation and potential international arbitration), the Company wrote down the carrying value of the receivable at September 30, 2021. See Note 17 -- Commitments and Contingencies for additional detail.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2021	December 31, 2020
Inventory:
Concentrate	$2,740	$2,909
Precious metals	11,762	14,788
Supplies	37,832	33,513
	$52,334	$51,210
Ore on Leach Pads:
Current	$74,803	$74,866
Non-current	78,302	81,963
	$153,105	$156,829

Long-term Stockpile (included in Other)	$16,636	$5,664

Total Inventory and Ore on Leach Pads	$222,075	$213,703

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. At the end of the third quarter of 2021, the cost of metal and leach pad inventory at Rochester exceeded its net realizable value which resulted in a non-cash write down of $6.0 million (approximately $5.3 million was recognized in Costs Applicable to Sales and $0.7 million in Amortization).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At September 30, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$—	$2,522	131,232
Integra Resources Corp.	9,455	(949)	—	8,506
Other	2	—	—	2
Equity securities	$138,167	$(949)	$2,522	$139,740

	At December 31, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$166	$—	$875	$1,041
Integra Resources Corp.	7,500	—	4,401	11,901
Other	2	(1)	—	1
Equity securities	$7,668	$(1)	$5,276	$12,943
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

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Lease Cost
Operating lease cost	$3,180	$3,067	$9,437	$8,969

Short-term operating lease cost	$2,441	$2,465	$7,614	$6,293

Finance Lease Cost:
Amortization of leased assets	$5,141	$4,109	$16,068	$16,506
Interest on lease liabilities	1,833	927	3,441	2,852
Total finance lease cost	$6,974	$5,036	$19,509	$19,358
Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2021	2020	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,621	$5,850	$17,256	$16,201
Operating cash flows from finance leases	$1,833	$927	$3,441	$2,852
Financing cash flows from finance leases	$7,944	$8,557	$22,970	$20,171
Supplemental balance sheet information related to leases was as follows:

In thousands	September 30, 2021	December 31, 2020
Operating Leases
Other assets, non-current	$32,754	$40,511

Accrued liabilities and other	$11,202	$12,410
Other long-term liabilities	20,631	27,433
Total operating lease liabilities	$31,833	$39,843

Finance Leases
Property and equipment, gross	$113,732	$104,433
Accumulated depreciation	(58,153)	(60,272)
Property and equipment, net	$55,579	$44,161

Debt, current	$31,384	$22,074
Debt, non-current	23,004	25,837
Total finance lease liabilities	$54,388	$47,911

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.66	1.36
Weighted-average remaining lease term - operating leases	3.40	4.00

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.11%	5.37%
Weighted-average discount rate - operating leases	5.19%	5.18%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of September 30, 2021 (In thousands)
	Operating leases	Finance leases
2021	$3,107	$6,082
2022	10,994	23,920
2023	10,432	14,218
2024	8,887	6,842
2025	213	5,298
Thereafter	1,165	3,386
Total	$34,798	$59,746
Less: imputed interest	(2,965)	(5,358)
Net lease obligation	$31,833	$54,388

NOTE 8 – DEBT

	September 30, 2021		December 31, 2020
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$368,038	$—	$—
2024 Senior Notes, net(2)	—	—	—	227,590
Revolving Credit Facility(3)	—	20,000	—	—
Finance lease obligations	31,384	23,004	22,074	25,837
	$31,384	$411,042	$22,074	$253,427
(1) Net of unamortized debt issuance costs of $7.0 million and $0.0 million at September 30, 2021 and December 31, 2020, respectively.
(2) Net of unamortized debt issuance costs of $0.0 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively.
(3) Unamortized debt issuance costs of $2.5 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively, included in Other Non-Current Assets.
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
At September 30, 2021, the Company had $20.0 million drawn at an interest rate of 2.3% and $35.0 million in outstanding letters of credit under the RCF.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2021, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60 million during the quarter, a portion of which has been funded as of September 30, 2021. The package is earmarked for planned equipment purchases for the project in 2021 and 2022, and has an interest rate of 5.20%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
2024 Senior Notes	$—	$3,378	$2,591	$10,134
2029 Senior Notes	4,805	—	11,211	—
Revolving Credit Facility	508	767	1,438	2,520
Finance lease obligations	1,833	927	3,441	2,852
Amortization of debt issuance costs	415	372	1,306	1,143
Other debt obligations	51	45	225	261
Capitalized interest	(4,375)	(393)	(6,972)	(921)
Total interest expense, net of capitalized interest	$3,237	$5,096	$13,240	$15,989

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Asset retirement obligation - Beginning	$141,205	$138,904	$137,120	$134,543
Accretion	2,984	2,924	8,769	8,591
Settlements	(1,406)	(930)	(3,106)	(2,236)
Asset retirement obligation - Ending	$142,783	$140,898	$142,783	$140,898
The Company accrued $2.0 million and $2.2 million at each of September 30, 2021 and December 31, 2020, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2021 and 2020 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(30,247)	$4,078	$24,592	$(6,003)	$(9,131)	$(4,775)	$26,132	$(5,913)
Canada	(13,879)	—	(12,895)	—	(39,643)	—	(54,544)	232
Mexico	(4,138)	(10,478)	28,320	(7,110)	59,603	(29,751)	54,483	(6,366)
Other jurisdictions	(104)	—	(48)	—	3,135	—	(306)	29
	$(48,368)	$(6,400)	$39,969	$(13,113)	$13,964	$(34,526)	$25,765	$(12,018)
    During the third quarter of 2021, the Company reported estimated income and mining tax expense of approximately $6.4 million, resulting in an effective tax rate of (13.2)%. This compares to income tax expense of $13.1 million for an effective tax rate of 32.8% during the third quarter of 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
    At September 30, 2021 and December 31, 2020, the Company had $0.3 million and $0.7 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
part of its income tax expense. At September 30, 2021 and December 31, 2020, the amount of accrued income-tax-related interest and penalties was $0.4 million and $1.1 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2021 was $2.7 million and $10.2 million, respectively, compared to $2.0 million and $6.3 million in the three and nine months ended September 30, 2020. At September 30, 2021, there was $11.9 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
    The following table summarizes the grants awarded during the nine months ended September 30, 2021:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 24, 2021	5,000	$10.40	—	$—
May 12, 2021	893,329	$9.40	593,577	$10.19

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Unrealized gain (loss) on equity securities	$(35,709)	$2,276	$(3,702)	$12,307
Realized gain (loss) on equity securities	—	(33)	769	(8,816)
Exchange agreement embedded derivative	9,269	—	9,933	—
Fair value adjustments, net	$(26,440)	$2,243	$7,000	$3,491
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$139,740	$139,740	$—	$—
Gold zero cost collars	1,560	—	1,560	—
Foreign currency forward exchange contracts	3,344	—	3,344	—
Provisional metal sales contracts	51	—	51	—
	$144,695	$139,740	$4,955	$—
Liabilities:
Exchange agreement embedded derivative	$—	$—	$—	$—
Provisional metal sales contracts	255	—	255	—
	$255	$—	$255	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$12,943	$12,943	$—	$—
Foreign currency forward exchange contracts	13,747	—	13,747	—
Provisional metal sales contracts	481	—	481	—
	$27,171	$12,943	$14,228	$—
Liabilities:
Gold zero cost collars	$24,883	$—	$24,883	$—
Provisional metal sales contracts	67	—	67	—
	$24,950	$—	$24,950	$—
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
As described in Note 6 - Investments, the Exchange Agreement provides that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expires on October 31, 2021. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. The fair value of the outstanding embedded derivative was determined using a pricing model with inputs derived from observable market data, including stock prices, stock price volatility and risk-free rates and other unobservable inputs such as Monte Carlo simulations and probabilities of Coeur being contractually obligated to make a payment. As the model inputs are estimated based on observable and unobservable data, the Company classifies this embedded derivative in Level 3 of the fair value hierarchy, a change in these unobservable inputs may result in a significantly higher or lower fair value measurement. As of September 30, 2021, the fair value of the exchange agreement embedded derivative was $0.
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2021.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2021
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Exchange agreement embedded derivative	$9,269	$—	$(9,269)	$—	$—

	Nine Months Ended September 30, 2021
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Exchange agreement embedded derivative	$—	$9,933	$(9,933)	$—	$—
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2021 and December 31, 2020 is presented in the following table:

	September 30, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$368,038	$354,873	$—	$354,873	$—
Revolving Credit Facility(2)	$20,000	$20,000	$—	$20,000	$—
(1) Net of unamortized debt issuance costs of $7.0 million
(2) Unamortized debt issuance costs of $2.5 million included in Other Non-Current Assets.

	December 31, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,590	$229,874	$—	$229,874	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
Exchange Agreement Embedded Derivative
The Exchange Agreement provides that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expires on October 31, 2021. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. As of September 30, 2021, the fair value of the exchange agreement embedded derivative was $0.
At September 30, 2021, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Provisional gold sales contracts	$28,520	$—
Average gold price per ounce	$1,786	$—
Notional ounces	15,966	—
    The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$51	$255

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$481	$67
The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2021	2020	2021	2020
Revenue	Provisional metal sales contracts	$79	$(962)	$(618)	$250
Fair value adjustments, net	Exchange agreement embedded derivative	9,269	—	9,933	—
		$9,348	$(962)	$9,315	$250
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
At September 30, 2021, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2021	2022 and Thereafter
Gold put options
Average gold strike price per ounce	$1,600	$1,630
Notional ounces	39,675	132,000

Gold call options
Average gold strike price per ounce	$1,882	$2,038
Notional ounces	39,675	132,000

Foreign currency forward exchange contracts - Mexican Peso
Average Mexican Peso exchange rate	$25.43	$—
Notional US dollar	$15,000	$—
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
As of September 30, 2021, the Company had $4.9 million of net after-tax gain in AOCI related to losses from cash flow hedge transactions, of which $4.6 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts and the Canadian and Mexican exchange rates for foreign currency contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	September 30, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$1,560	$—
Foreign currency forward exchange contracts	3,344	—
	$4,904	$—

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$24,883
Foreign currency forward exchange contracts	13,747	—
	$13,747	$24,883

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$1,614	$(24,003)	$25,590	$(38,353)
Foreign currency forward exchange contracts	(265)	2,755	133	10,214
	$1,349	$(21,248)	$25,723	$(28,139)

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$23	$4,563	$853	$4,563
Foreign currency forward exchange contracts	(3,925)	(1,921)	(10,536)	(2,600)
	$(3,902)	$2,642	$(9,683)	$1,963

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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
COVID-19	$617	$4,037	$5,937	$10,418
Silvertip ongoing carrying costs	5,589	3,913	18,957	11,704
Silvertip temporary suspension costs	—	2,768	—	10,107
Gain on modification of right of use lease	—	—	—	(4,051)
Asset retirement accretion	3,027	2,968	8,898	8,724
Other	1,273	1,345	3,164	3,359
Pre-development, reclamation and other	$10,506	$15,031	$36,956	$40,261

Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Foreign exchange gain (loss)	$(1,028)	$(599)	$(2,299)	$(665)
Gain (loss) on sale of assets	(92)	(2,476)	4,582	(2,458)
VAT write-down	(25,982)	—	(25,982)	—
Gold zero cost collars novation fee	—	(3,819)	—	(3,819)
Gain (loss) on sale of Manquiri NSR consideration	—	—	—	365
Gain (loss) on Silvertip contingent consideration	—	—	—	955
Other	384	582	1,309	1,312
Other, net	$(26,718)	$(6,312)	$(22,390)	$(4,310)

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
For the three and nine months ended September 30, 2021, there were 1,513,288 and 1,489,158 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 182,803 and 1,722,014 common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2020, respectively.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2021	2020	2021	2020
Net income (loss) available to common stockholders	$(54,768)	$26,856	$(20,562)	$13,747

Weighted average shares:
Basic	254,744	240,983	247,675	240,729
Effect of stock-based compensation plans	—	2,866	—	1,277
Diluted	254,744	243,849	247,675	242,006

Income (loss) per share:
Basic	$(0.21)	$0.11	$(0.08)	$0.06

Diluted(1)	$(0.21)	$0.11	$(0.08)	$0.06
On April 23, 2020, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At September 30, 2021, the Company had not elected to sell any shares of its common stock under the ATM Program.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET
SEPTEMBER 30, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,176	$29,719
Receivables	(58)	5,259
Ore on leach pads	—	74,803
Inventory	—	27,573
Prepaid expenses and other	11,621	1,009
	16,739	138,363
NON-CURRENT ASSETS
Property, plant and equipment, net	1,625	178,584
Mining properties, net	—	453,619
Ore on leach pads	—	78,302
Restricted assets	1,487	206
Equity and debt securities	139,740	—
Net investment in subsidiaries	606,776	60,813
Other	177,117	54,024
TOTAL ASSETS	$943,484	$963,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,757	$72,616
Other accrued liabilities	9,680	40,561
Debt	—	24,107
Reclamation	—	1,584
	12,437	138,868
NON-CURRENT LIABILITIES
Debt	388,038	47,035
Reclamation	—	96,364
Deferred tax liabilities	293	7,522
Other long-term liabilities	3,344	22,740
Intercompany payable (receivable)	(274,366)	251,002
	117,309	424,663
STOCKHOLDERS’ EQUITY
Common stock	2,569	19,356
Additional paid-in capital	3,734,948	340,700
Accumulated deficit	(2,928,683)	40,324
Accumulated other comprehensive income (loss)	4,904	—
	813,738	400,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$943,484	$963,911

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$384,918
Gross profit (loss)	$(507)	$62,007
Income (loss) from continuing operations	$(20,560)	$12,074
Net income (loss)	$(20,560)	$12,074

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of September 30, 2021, $26.0 million is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation has continued at the administrative, appeals court and supreme court levels, most of which has been determined unfavorably to Coeur (including as recently as the third quarter of 2021) based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and recent unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. The write down of $26.0 million is presented in Other, net on the Condensed Consolidated Statement of Comprehensive Income (Loss). Coeur Mexicana may still elect to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At September 30, 2021 the remaining unamortized balance was $8.5 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time, the Amended Sales Contract has been further amended to allow for additional prepayments, the latest occurring in July 2021, with an effective date as of June 28, 2021, to include options for Coeur to receive up to two additional prepayments of up to $15.0 million. In December 2020, Coeur exercised an option to receive the $15.0 million December 2020 Prepayment. In the first half of 2021, the Kensington mine delivered $15.0 million in satisfaction of the December 2020 Prepayment. In June 2021, Coeur exercised an option to receive the $15.0 million June 2021 Prepayment, and delivered $7.5 million against that $15.0 million in the third quarter of 2021. The remaining deliveries of $7.6 million under the June 2021 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 31, 2021.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of September 30, 2021 and December 31, 2020, the Company had surety bonds totaling $314.5 million and $311.9 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2021	December 31, 2020
Accrued salaries and wages	$28,788	$30,457
Deferred revenue (1)	8,673	16,425
Income and mining taxes	14,078	26,118
Accrued operating costs	8,468	3,327
Unrealized losses on derivatives	255	24,950
Taxes other than income and mining	3,053	3,616
Accrued interest payable	3,273	1,855
Operating lease liabilities	11,202	12,410
Accrued liabilities and other	$77,790	$119,158
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three and nine months ended September 30, 2021 and 2020:

In thousands	September 30, 2021	September 30, 2020
Cash and cash equivalents	$85,020	$77,148
Restricted cash equivalents	1,771	1,380
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$86,791	$78,528

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 19 – ASSET AND LIABILITIES HELD FOR SALE

On October 27, 2021, the Company entered into a definitive agreement (the “Agreement”) to sell its La Preciosa project located in the State of Durango, Mexico to Avino Silver & Gold Mines Ltd. (“Avino”). The transaction is subject to customary closing conditions, including required regulatory approvals and expected to close in the first quarter of 2022.

Under the Agreement, Avino will acquire the La Preciosa project from Coeur for the following consideration:

•$15.0 million upon closing of the transaction,
•$5.0 million promissory note that matures prior to the first anniversary of the transaction closing,
•Equity consideration of 14.0 million units, payable on closing, each consisting of one share of Avino common stock and one half of one common share purchase warrant of Avino common stock, priced at a 25% premium to the 20 day volume weighted average price prior to announcement,
•Deferred cash consideration of approximately $8.8 million to be paid no later than the first anniversary of initial production from any portion of the La Preciosa project,
•Contingent payments of $0.25 per silver equivalent ounce (subject to an inflationary adjustment) on any new mineral reserves discovered and declared outside of the current resource area at the La Preciosa project, up to a maximum payment of $50.0 million, and
•Two royalties covering the La Preciosa land package, including (i) a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and (ii) a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, offset by the amount of any new mineral reserve contingent payments made to Coeur.
The Company classified the La Preciosa project as held for sale as of September 30, 2021 and the associated assets and liabilities are classified separately on the consolidated balance sheets. The major classes of assets and liabilities associated with the La Preciosa project as of September 30, 2021 are as follows:

In thousands	September 30, 2021

Cash and cash equivalents	$393
Receivables	1,219
Prepaid expenses and other	1,338
Property, plant and equipment, net	1,633
Mining properties, net	49,085
Other	810
TOTAL ASSETS	$54,478

Accounts payable	$321
Deferred tax liabilities	11,156
TOTAL LIABILITIES	$11,477

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
Third Quarter Highlights
For the quarter, Coeur reported revenue of $208.0 million and cash flow from operating activities of $21.8 million. We reported GAAP net loss of $54.8 million, or $0.21 per diluted share. On an adjusted basis1, the Company reported EBITDA of $48.8 million and net loss of $2.6 million, or $0.01 per diluted share. For the nine months ended September 30, 2021, Coeur reported revenue of $624.9 million and cash flow from operating activities of $75.5 million. We reported GAAP net loss of $20.6 million, or $0.08 per diluted share. On an adjusted basis1, the Company reported EBITDA of $167.4 million and net income of $10.5 million or $0.04 per diluted share.
•Solid production results and stronger fourth quarter expected to result in full-year production levels within 2021 guidance ranges – Third quarter gold and silver production totaled 87,083 and 2.5 million ounces, respectively. Production levels are expected to increase during the fourth quarter and finish the year within the Company’s guidance range of 322,500 - 367,500 ounces of gold and 9.7 - 12.2 million ounces of silver
•Second consecutive quarterly exploration record – Coeur achieved another quarterly exploration record by investing approximately $20.0 million and drilling roughly 326,500 feet (99,500 meters) from up to 27 drill rigs at six locations. The Company continues to generate meaningful new discoveries and identify future growth opportunities from the largest exploration program in its history
•Strong quarterly results at Wharf – Wharf’s gold production increased 17% quarter-over-quarter to 28,157 ounces, leading to $24.9 million and $23.9 million of operating and free cash flow1, respectively - the second highest quarterly cash flow figures since Coeur’s acquisition of the operation in early 2015. Cumulative operating and free cash flow1 since the acquisition for approximately $99.5 million now totals $319.6 million and $290.7 million, respectively, implying a current internal rate of return of approximately 43%
•Rochester expansion now 42% complete; seeking to mitigate inflationary pressures on remaining unawarded work packages – Coeur achieved several key milestones at its Rochester expansion project during the quarter while also continuing to incorporate learnings from ongoing test work and operating activities to maximize future operating flexibility and de-risk the expansion. The Company currently estimates a likely 10% - 15% increase in the project’s overall total capital estimate due to the impact of inflationary pressures on the four remaining unawarded packages
•Re-adjusting timing and scale of Silvertip expansion due to exploration success and current inflationary environment – The Company has elected to assess the potential for a larger-scale expansion of Silvertip given ongoing exploration success and the potential benefits of a larger-scale operation. Additionally, recently-received preliminary capital estimates targeting a smaller, accelerated expansion and re-start were higher than anticipated, reflecting current inflationary pressures, supply and labor disruptions, and schedule constraints. A potentially larger-scale expansion and restart is expected to follow the completion of the ongoing Rochester expansion project
•Strategic sale of La Preciosa silver project to Avino Silver & Gold – Coeur has entered into a definitive agreement (the “Agreement”) with Avino Silver & Gold Mines Ltd. (“Avino”) (TSX/NYSE American: ASM) to sell its La Preciosa silver project, which is located near Avino’s existing operation in the State of Durango, Mexico for fixed consideration of approximately $34.7 million and contingent consideration of up to an additional $58.8 million for total potential consideration of up to $93.4 million plus two royalties that collectively cover the entire La Preciosa land package. The combination of equity ownership, contingent payments and royalties provides exposure to future upside potential
•Maintaining balance sheet flexibility to support ongoing investments – The Company ended the third quarter with total liquidity of approximately $330.0 million, including $85.0 million of cash and $245.0 million of available capacity under its $300.0 million revolving credit facility (“RCF”)

Selected Financial and Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Financial Results:
Gold sales	$147,730	$167,132	$432,210	$422,639
Silver sales	$60,239	$62,596	$192,734	$133,852
Zinc sales	$—	$—	$—	$(662)
Lead sales	$—	$—	$—	$1,315
Consolidated Revenue	$207,969	$229,728	$624,944	$557,144
Net income (loss)	$(54,768)	$26,856	$(20,562)	$13,747
Net income (loss) per share, diluted	$(0.22)	$0.11	$(0.08)	$0.06
Adjusted net income (loss)(1)	$(2,608)	$38,248	$10,493	$39,932
Adjusted net income (loss) per share, diluted(1)	$(0.01)	$0.16	$0.04	$0.17
EBITDA(1)	$(14,169)	$77,281	$120,076	$138,008
Adjusted EBITDA(1)	$48,807	$90,777	$167,411	$179,381
Total debt(2)	$442,426	$298,720	$442,426	$343,109
Operating Results:
Gold ounces produced	87,083	95,995	259,583	259,301
Silver ounces produced	2,462,395	2,565,349	7,452,931	6,862,177
Zinc pounds produced	—	—	—	2,459,756
Lead pounds produced	—	—	—	2,176,847
Gold ounces sold	89,804	95,283	261,417	258,851
Silver ounces sold	2,491,003	2,591,779	7,509,409	6,913,585
Zinc pounds sold	—	—	—	3,203,446
Lead pounds sold	—	—	—	2,453,485
Average realized price per gold ounce	$1,645	$1,754	$1,653	$1,633
Average realized price per silver ounce	$24.18	$24.15	$25.67	$19.36
Average realized price per zinc pound, gross(3)	$—	$—	$—	NM
Average realized price per lead pound, gross(3)	$—	$—	$—	NM
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.
(3)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Consolidated Financial Results
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Revenue
Revenue decreased by $21.8 million, or 9%, as a result of a 6% decrease in average realized gold prices, and lower gold and silver ounces sold (6% and 4%, respectively). We sold 89,804 gold ounces and 2.5 million silver ounces, compared to 95,283 gold ounces and 2.6 million silver ounces in the prior year. Gold and silver accounted for 71% and 29% of third quarter 2021 sales revenue, respectively. This compares to gold and silver accounting for 73% and 27% of third quarter 2020 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Three months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
Gold sales	$147,730	$167,132	$(19,402)	(12)%
Silver sales	60,239	62,596	(2,357)	(4)%
Metal sales	$207,969	$229,728	$(21,759)	(9)%
Costs Applicable to Sales
Costs applicable to sales increased $21.6 million, or 19%, primarily due to higher operating costs at Palmarejo, Rochester, Kensington and Wharf partially due to increased maintenance and consumable costs and lower of cost or market (“LCM”) adjustment of $5.3 million at Rochester, partially offset by the favorable impact of foreign currency hedges. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $1.3 million, or 4%, primarily due lower ounces sold and longer assumed mine life based on year-end 2020 mineral reserve growth at Palmarejo.
Expenses
General and administrative expenses increased $1.0 million, or 13%, primarily due to higher travel and outside service costs.
Exploration expense increased $2.6 million, or 20%, attributable to acceleration of drilling activity at Rochester and Kensington as well as the continuation of expansion and infill programs across the rest of the Company’s portfolio. The Company completed 243,500 feet (74,225 meters) of expansion drilling and 82,900 feet (25,275 meters) of infill drilling in the third quarter of 2021 compared to 217,768 feet (66,376 meters) of expansion drilling and 39,114 feet (11,922 meters) of infill drilling in the third quarter of 2020
Pre-development, reclamation, and other expenses decreased $4.5 million, or 30%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols.
The following table summarizes pre-development, reclamation, and other expenses:

	Three months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
COVID-19	$617	$4,037	$(3,420)	(85)%
Silvertip ongoing carrying costs	5,589	3,913	1,676	43%
Silvertip temporary suspension costs	—	2,768	(2,768)	(100)%
Asset retirement accretion	3,027	2,968	59	2%
Other	1,273	1,345	(72)	(5)%
Pre-development, reclamation and other expense	$10,506	$15,031	$(4,525)	(30)%
Other Income and Expenses
Fair value adjustments, net, decreased to a loss of $26.4 million compared to a gain of $2.2 million as a result of reduction in value related to the Company’s equity investments, partially offset by a gain of $9.3 million related to a fair value adjustment to the Exchange Agreement embedded derivative liability. The estimated fair values of the Company’s equity investments in Victoria and Integra were $131.2 million and $8.5 million, respectively, at September 30, 2021. For additional details on the Exchange Agreement embedded derivative see Note 12 -- Fair Value Measurements and Note 13 -- Derivative Financial Instruments.
Interest expense (net of capitalized interest of $4.4 million) decreased to $3.2 million from $5.1 million due to higher capitalized interest associated with the POA 11 project at Rochester, and lower interest paid under the RCF, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes and higher interest paid under finance lease obligations.
Other, net increased to a loss of $26.7 million compared to $6.3 million due to a write-down of a VAT receivable of $26.0 million due to uncertain collectability, partially offset by a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars incurred in 2020. For additional details on the VAT receivable write-down, see Note 17 -- Commitments and Contingencies.
Income and Mining Taxes
During the third quarter of 2021, income and mining tax expense of approximately $6.4 million resulted in an effective tax rate of (13.2)% for 2021. This compares to income tax expense of $13.1 million or effective tax rate of 32.8% for 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rates; (v) percentage depletion; (vi) the non-recognition of tax assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended September 30, 2021
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(30,247)	$4,078	$24,592	$(6,003)
Canada	(13,879)	—	(12,895)	—
Mexico	(4,138)	(10,478)	28,320	(7,110)
Other jurisdictions	(104)	—	(48)	—
	$(48,368)	$(6,400)	$39,969	$(13,113)
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
Net Income (Loss)
Net loss was $54.8 million, or $0.21 per diluted share, compared to net income of $26.9 million, or $0.11 per share. The decrease in net income was driven by a 6% decrease in average realized gold prices, lower gold and silver ounces sold (6% and 4%, respectively), higher operating costs, a VAT write-down of $26.0 million, and unfavorable changes in value related to the Company’s equity investments. This was partially offset by lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and a gain of $9.3 million related to a fair value adjustment to the Exchange Agreement embedded derivative liability. Adjusted net loss was $2.6 million, or $0.01 per diluted share, compared to adjusted net income of $38.2 million, or $0.16 per share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Revenue
Revenue increased by $67.8 million, or 12%, as a result of a 1% and 33% increase in average realized gold and silver prices, respectively, and higher gold and silver ounces sold (1% and 9%, respectively). In 2020, production was impacted by the temporary suspension of active mining operations at Palmarejo due to a government decree in response to COVID-19. We sold 261,417 gold ounces and 7.5 million silver ounces, compared to 258,851 gold ounces, 6.9 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds in the prior year. Gold and silver accounted for 69% and 31% of 2021 sales revenue, respectively. This compares to gold and silver accounting for 76% and 23% of 2020 sales revenue, respectively, with zinc and lead accounting for the remaining 2020 sales revenue.

The following table summarizes consolidated metal sales:

	Nine months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
Gold sales	$432,210	$422,639	$9,571	2%
Silver sales	192,734	133,852	58,882	44%
Zinc sales	—	(662)	662	(100)%
Lead sales	—	1,315	(1,315)	(100)%
Metal sales	$624,944	$557,144	$67,800	12%
Costs Applicable to Sales
Costs applicable to sales increased $53.4 million, or 17%, primarily due to higher ounces sold resulting from the 2020 temporary suspension of active mining operations at Palmarejo in 2020, increased maintenance and consumable costs, the Rochester LCM adjustment of $5.3 million and a non-cash inventory charge of $8.6 million related to a change in the Company’s recovery rate assumption on the Stage IV leach pad at Rochester, partially offset by the favorable impact from foreign currency hedges. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $3.4 million, or 4%, primarily due to the 2020 temporary suspension of active mining operations at Palmarejo and Silvertip and longer assumed mine life based on year-end 2020 mineral reserve growth at Palmarejo, partially offset by higher ounces sold.
Expenses
General and administrative expenses increased $5.5 million, or 22%, primarily due to higher employee incentive compensation, travel and outside service costs.
Exploration expense increased $6.4 million, or 21%, as the Company maintained its commitment to a higher-level of exploration investment following the completion of the largest and most successful drilling campaign in Coeur’s history during 2020. The Company completed 556,800 feet (169,725 meters) of expansion drilling and 346,500 feet (105,625 meters) of infill drilling in the nine months of 2021 compared to 477,454 feet (145,528 meters) of expansion drilling and 122,686 feet (37,395 meters) of infill drilling in the nine months of 2020.
Pre-development, reclamation, and other expenses decreased $3.3 million, or 8%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and one-time costs at Silvertip including a $2.1 million write down of obsolete supply inventory in 2020, partially offset by full-year ongoing carrying costs at Silvertip and a gain resulting from the modification of a right of use lease at Silvertip in 2020.
The following table summarizes pre-development, reclamation, and other expenses:

	Nine months ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
COVID-19	$5,937	$10,418	$(4,481)	(43)%
Silvertip ongoing carrying costs	18,957	11,704	7,253	62%
Silvertip temporary suspension costs	—	10,107	(10,107)	(100)%
Gain on modification of right of use lease	—	(4,051)	4,051	(100)%
Asset retirement accretion	8,898	8,724	174	2%
Other	3,164	3,359	(195)	(6)%
Pre-development, reclamation and other expense	$36,956	$40,261	$(3,305)	(8)%
Other Income and Expenses
During the first quarter of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 2024 Senior Notes concurrent with the completed offering of the 2029 Senior Notes.
Fair value adjustments, net, increased to a gain of $7.0 million compared to a gain of $3.5 million as a result of a gain of $9.3 million related to a fair value adjustment to the Exchange Agreement embedded derivative liability, partially offset by reduction in value of the Company’s equity investments. The estimated fair values of the Company’s equity investments in Victoria and Integra were $131.2 million and $8.5 million, respectively, at September 30, 2021. For additional details on the

Exchange Agreement embedded derivative see Note 12 -- Fair Value Measurements and Note 13 -- Derivative Financial Instruments.
Interest expense (net of capitalized interest of $7.0 million) decreased to $13.2 million from $16.0 million due to higher capitalized interest associated with the POA 11 project at Rochester, and lower interest paid under the RCF, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes and higher interest paid under finance lease obligations.
Other, net increased to a loss of $22.4 million compared to $4.3 million due to a write-down of a VAT receivable of $26.0 million due to uncertain collectability, partially offset by an increase in gains on the sale of assets in 2021 and a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars incurred in 2020. For additional details on the VAT receivable write-down see Note 17 -- Commitments and Contingencies.
Income and Mining Taxes
During the first nine months of 2021, income and mining tax expense of approximately $34.5 million resulted in an effective tax rate of 247.3% for 2021. This compares to income tax expense of $12.0 million or effective tax rate of 46.6% for 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) the impact of uncertain tax positions; (v) mining taxes; (vi) percentage depletion and (vii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30,
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(9,131)	$(4,775)	$26,132	$(5,913)
Canada	(39,643)	—	(54,544)	232
Mexico	59,603	(29,751)	54,483	(6,366)
Other jurisdictions	3,135	—	(306)	29
	$13,964	$(34,526)	$25,765	$(12,018)
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
Net Income (Loss)
Net loss was $20.6 million, or $0.08 per diluted share, compared to net income of $13.7 million, or $0.06 per share. The decrease in net income was driven by higher operating costs, a VAT write-down of $26.0 million, higher exploration expense, a $9.2 million loss on debt extinguishment, 9 months of ongoing carrying costs at Silvertip, reduction in value related to the Company’s equity investments and higher income and mining taxes. This was partially offset by a 1% and 33% increase in average realized gold and silver prices, respectively, higher sales of gold and silver (1% and 9%, respectively), and lower operating costs at Silvertip. Adjusted net income was $10.5 million, or $0.04 per diluted share, compared to $39.9 million, or $0.17 per share (see “Non-GAAP Financial Performance Measures”).

Results of Operations
Palmarejo

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tons milled	517,363	492,474	1,519,126	1,241,677
Average gold grade (oz/t)	0.050	0.070	0.060	0.070
Average silver grade (oz/t)	3.86	4.37	3.95	4.52
Average recovery rate – Au	93.7%	91.3%	93.9%	90.3%
Average recovery rate – Ag	85.5%	82.8%	82.9%	80.0%
Gold ounces produced	24,254	29,296	80,454	76,097
Silver ounces produced	1,707,518	1,783,524	4,977,337	4,485,549
Gold ounces sold	24,897	27,252	81,100	75,463
Silver ounces sold	1,714,617	1,765,371	4,991,932	4,534,802
Costs applicable to sales per gold ounce(1)	$705	$603	$666	$637
Costs applicable to sales per silver ounce(1)	$12.52	$10.09	$12.20	$9.03
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Gold and silver production decreased 17% and 4%, respectively, as a result of lower gold and silver grades, partially offset by higher mill throughout and recoveries. Metal sales were $74.6 million, or 36% of Coeur’s metal sales, compared with $81.8 million, or 36% of Coeur’s metal sales. Revenue for the three months ended September 30, 2021 decreased by $7.1 million or 9%, of which $4.4 million was the result of a lower volume of gold and silver sales and $2.7 million was due to lower average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 17% and 24%, respectively, due to the mix of gold and silver sales, lower production, and higher maintenance and consumable costs, partially offset by the favorable impact of foreign currency hedges. Amortization decreased to $8.7 million due to lower ounces sold and longer assumed mine life based on year-end 2020 mineral reserve growth. Capital expenditures increased to $8.5 million from $5.0 million due to higher underground development and infill drilling activities.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Gold and silver production increased 6% and 11%, respectively, as a result of the government-mandated COVID-19-related temporary suspension of active mining operations at Palmarejo in 2020 and higher mill throughput and recoveries, partially offset by lower gold and silver grades. Metal sales were $240.0 million, or 38% of Coeur’s metal sales, compared with $194.1 million, or 35% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2021 increased by $46.0 million or 24%, of which $26.5 million was the result of higher average realized gold and silver prices, and $19.5 million was due to a higher volume of gold and silver sales. Costs applicable to sales per gold and silver ounce increased 5% and 35%, respectively, due to the mix of gold and silver sales, lower gold and silver grades, and higher maintenance and consumable costs, partially offset by the favorable impact from foreign currency hedges. Amortization decreased to $26.1 million due to a longer anticipated mine life based on year-end 2020 reserve growth, partially offset by higher ounces sold. Capital expenditures increased to $28.3 million from $16.6 million attributable to higher underground development at the La Nacion deposit and the impact of the 2020 temporary suspension on underground development and infill drilling activities.

Rochester

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tons placed	3,427,078	4,523,767	9,863,772	11,695,676
Average gold grade (oz/t)	0.002	0.002	0.002	0.002
Average silver grade (oz/t)	0.43	0.49	0.42	0.52
Gold ounces produced	6,051	6,462	20,187	17,557
Silver ounces produced	738,554	739,886	2,400,539	2,155,577
Gold ounces sold	5,559	6,834	20,311	17,585
Silver ounces sold	758,214	785,887	2,441,429	2,141,803
Costs applicable to sales per gold ounce(1)	$1,994	$1,118	$1,707	$1,299
Costs applicable to sales per silver ounce(1)	$27.15	$14.58	$24.19	$14.73
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Gold production decreased 6%, while silver production remained comparable, despite the placement of over-liner material on the new Stage VI leach pad, which impacted the Company’s ability to stack and leach material on the Stage IV leach pad. Metal sales were $28.3 million, or 14% of Coeur’s metal sales, compared with $32.1 million, or 14% of Coeur’s metal sales. Revenue for the three months ended September 30, 2021 decreased by $3.8 million or 12%, of which $2.9 million was the result of a lower volume of gold and silver sales and $0.9 million was due to lower average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 78% and 86%, respectively, resulting from higher maintenance and consumable costs, and a LCM adjustment of $5.3 million. Amortization increased to $4.7 million due to higher equipment depreciation from recently placed-in service assets. Capital expenditures increased to $40.1 million from $9.8 million due to the commencement of construction activities related to POA 11 in August 2020.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Gold and silver production increased 15% and 11%, respectively, due to the timing of recoveries associated with the restocking of leach pad inventory after the commissioning of the high-pressure grinding roll in 2019, which adversely impacted 2020 gold and silver production. Metal sales were $99.2 million, or 16% of Coeur’s metal sales, compared with $72.2 million, or 13% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2021 increased by $27.0 million or 37%, of which $14.4 million was the result of higher average realized gold and silver prices and $12.6 million was the result of a higher volume of gold and silver sales. Costs applicable to sales per gold and silver ounce increased 31% and 64%, respectively, due to the mix of gold and silver sales, and higher maintenance and consumable costs. Additionally, there was a LCM adjustment of $5.3 million and a non-cash inventory charge of $8.6 million related to a change in the Company’s recovery rate assumption on the Stage IV leach pad. Amortization increased to $14.8 million due to higher ounces sold and higher equipment depreciation from recently placed-in service assets. Capital expenditures increased to $112.5 million from $20.6 million due to the commencement of construction activities related to POA 11 in August 2020.
Overall progress under the current scope, POA 11 was approximately 42% complete at the end of the third quarter. As part of ongoing efforts to optimize and de-risk the project, the Company has identified a potential opportunity to enhance future operating flexibility by incorporating pre-screens into the flowsheet for the newly constructed crushing circuit. While the Company completes detailed engineering related to this opportunity, Coeur intends to install pre-screens on the existing crusher system during the first half of 2022. If the Company determines that pre-screens are a value-accretive scope change to the project, Coeur currently estimates that commissioning and ramp-up of the new crushing circuit could be extended by three to six months.
Historic rain amounts were experienced at Rochester in late October 2021. The Company is currently assessing any impacts to operations and the POA 11 project.

Kensington

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tons milled	160,596	163,276	499,265	496,095
Average gold grade (oz/t)	0.19	0.18	0.19	0.20
Average recovery rate	93.0%	93.7%	92.9%	93.0%
Gold ounces produced	28,621	26,797	87,624	91,877
Gold ounces sold	29,902	27,815	88,293	92,963
Costs applicable to sales per gold ounce(1)	$1,156	$1,134	$1,078	$994
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Gold production increased 7% as a result of higher grade, partially offset by lower mill throughput. Metal sales were $51.9 million, or 25% of Coeur’s metal sales, compared to $52.4 million, or 23% of Coeur’s metal sales. Revenue for the three months ended September 30, 2021 decreased by $0.5 million or 1%, of which $4.1 million resulted from lower average realized gold prices, partially offset by an increase of $3.6 million due to a higher volume of gold sales. Costs applicable to sales per gold ounce increased slightly due to higher diesel and employee-related costs, partially offset by higher production. Amortization increased to $12.8 million due to higher ounces sold. Capital expenditures increased to $6.3 million from $5.3 million due to higher infill drilling and underground development.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Gold production decreased 5% as a result of lower grade, partially offset by higher mill throughput. Metal sales were $155.2 million, or 25% of Coeur’s metal sales, compared to $159.2 million, or 29% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2021 decreased by $4.0 million or 3%, of which $8.2 million resulted from lower volume of gold sales, partially offset by an increase of $4.2 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 8% due to lower production and higher diesel, employee-related and maintenance costs. Amortization increased to $38.9 million primarily due to higher Jualin production, partially offset by lower ounces sold. Capital expenditures increased to $19.5 million from $14.1 million due to higher infill drilling and underground development.

Wharf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tons placed	1,489,169	1,315,542	3,628,693	3,663,228
Average gold grade (oz/t)	0.025	0.025	0.028	0.028
Gold ounces produced	28,157	33,440	71,318	73,770
Silver ounces produced	16,323	41,939	75,055	81,764
Gold ounces sold	29,446	33,382	71,713	72,840
Silver ounces sold	18,172	40,521	76,048	77,996
Costs applicable to sales per gold ounce(1)	$973	$805	$966	$914
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Gold production decreased 16% driven by the timing of recoveries. Metal sales were $53.1 million, or 26% of Coeur’s metal sales, compared to $63.5 million, or 28% of Coeur’s metal sales. Revenue for the three months ended September 30, 2021 decreased by $10.4 million or 16%, of which $7.6 million was due to a lower volume of gold and silver sales and $2.8 million resulted from lower average realized gold and silver prices. Costs applicable to sales per gold ounce increased 21% due to higher employee-related and diesel costs. Amortization decreased to $3.2 million due to lower ounces sold. Capital expenditures were $1.0 million.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Gold production decreased 3% driven by the timing of recoveries. Metal sales were $130.6 million, or 21% of Coeur’s metal sales, compared to $129.8 million, or 23% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2021 increased by $0.8 million or 1%, of which $2.8 million resulted from higher average realized gold and silver prices, partially offset by a decrease of $2.0 million due to a lower volume of gold and silver sales. Costs applicable to sales per gold ounce increased 6% due to higher equipment rental, diesel and employee-related costs, partially offset by a $3.3 million inventory write-down related to lower expected recoveries from leach pads 4 and 5 in 2020. Amortization decreased to $8.6 million due to lower ounces sold. Capital expenditures were $3.9 million.
Silvertip

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Silver ounces produced	—	—	—	139,287
Zinc pounds produced	—	—	—	2,459,756
Lead pounds produced	—	—	—	2,176,847
Silver ounces sold	—	—	—	158,984
Zinc pounds sold	—	—	—	3,203,446
Lead pounds sold	—	—	—	2,453,485
Costs applicable to sales per silver ounce(2)	$—	$—	$—	NM(1)
Costs applicable to sales per zinc pound(2)	$—	$—	$—	NM(1)
Costs applicable to sales per lead ounce(2)	$—	$—	$—	NM(1)
(1)Due to the temporary suspension of mining and processing activities these amounts are not meaningful.
(2)See Non-GAAP Financial Performance Measures.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Silvertip temporarily suspended mining and processing activities, unrelated to COVID-19, in February 2020. Operational results in the table above reflect performance prior to the temporary suspension. Ongoing carrying and temporary suspension costs are included in Pre-development, reclamation, and other.
The Company continues to generate positive results from ongoing exploration and confirmatory metallurgical test work. Given these drilling results, the enhanced understanding of the Silvertip deposit and the potential to significantly expand mineralized material with continued drilling, Coeur is now assessing the opportunity to significantly enhance the economics of a potential expansion and restart by re-evaluating the overall scope, including higher throughput, staging options, delivery timeline and commercial approach to the project.
Coeur anticipates this ongoing review, current macroeconomic conditions impacting capital estimates and continued exploration investment will result in the Company sequencing a potential Silvertip expansion and restart following the completion of the POA 11 expansion at Rochester. Coeur believes the benefits of this sequencing includes (i) allowing for an acute focus on successful completion of the Rochester expansion, and (ii) maximizing balance sheet flexibility.
In June 2021, Silvertip repurchased from Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineralized material mined, and 1.00% thereafter for $7.0 million.

Liquidity and Capital Resources
At September 30, 2021, the Company had $86.8 million of cash, cash equivalents and restricted cash and $245.0 million available under its RCF. Cash and cash equivalents decreased $7.8 million in the nine months ended September 30,

2021, due to higher capital expenditures related to POA 11 at Rochester and the potential expansion project at Silvertip coupled with higher general and administrative and exploration costs, and the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums. This was partially offset by a 1% and 33% increase in average realized gold and silver prices, respectively, higher gold and silver ounces sold (1% and 9%, respectively), $20.0 million drawn from the RCF, and the net proceeds of $367.5 million from the issuance of the 2029 Senior Notes.
Since the start of the COVID-19 pandemic, the Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company has been able to periodically draw and make repayments under its RCF subsequent to the start of the COVID-19 pandemic. At September 30, 2021, the Company had $20.0 million drawn and $35.0 million in outstanding letters of credit under the RCF, which was amended in March 2021 to allow the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million and extend the maturity to March 2025. Additionally, Coeur established a $100.0 million ATM Program in April 2020 as a means to proactively increase its financial flexibility in response to increased volatility and uncertainty associated with COVID-19. At the date of this filing, the Company has yet to issue any shares of its common stock under the ATM Program and intends to maintain the program during the POA 11 construction.
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2021 was $21.8 million, compared to $79.5 million for the three months ended September 30, 2020. Net cash provided by operating activities for the nine months ended September 30, 2021 was $75.5 million, compared to $81.4 million for the nine months ended September 30, 2020. Adjusted EBITDA for the three months ended September 30, 2021 was $48.8 million, compared to $90.8 million for the three months ended September 30, 2020. Adjusted EBITDA for the nine months ended September 30, 2021 was $167.4 million, compared to $179.4 million for the nine months ended September 30, 2020 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Cash flow before changes in operating assets and liabilities	$34,804	$57,378	$107,826	$103,933
Changes in operating assets and liabilities:
Receivables	(944)	(1,497)	1,016	(3,846)
Prepaid expenses and other	(80)	(1,921)	593	(1,186)
Inventories	(3,820)	(3,066)	(18,047)	(33,047)
Accounts payable and accrued liabilities	(8,114)	28,570	(15,842)	15,566
Cash provided by operating activities	$21,846	$79,464	$75,546	$81,420
Net cash provided by operating activities decreased $57.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 6% decrease in average realized gold prices, and lower gold and silver ounces sold (6% and 4%, respectively), higher mining and income tax at Palmarejo, and the timing of interest payments. Revenue for the three months ended September 30, 2021 decreased by $21.8 million, of which $11.5 million was the result of the lower volume of gold and silver sales and $10.3 million was due to lower average realized gold prices.
Net cash provided by operating activities decreased $5.9 million for the nine months ended September 30, 2021, primarily due to higher exploration costs, and higher mining and income tax at Palmarejo, partially offset by a 1% and 33% increase in average realized gold and silver prices, respectively, and higher gold and silver ounces sold (1% and 9%, respectively), and a reduction in operating costs at Silvertip due to the temporary suspension in 2020. Revenue for the nine months ended September 30, 2021 increased by $67.8 million, of which $48.3 million was the result of higher average realized gold and silver prices and $19.5 million was due to the higher volume of gold and silver sales.

Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the three months ended September 30, 2021 was $72.3 million compared to $24.8 million in the three months ended September 30, 2020. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester and the potential expansion at Silvertip. The Company incurred capital expenditures of $71.3 million in the three months ended September 30, 2021 compared with $23.0 million in the three months ended September 30, 2020. Capital expenditures in the three months ended September 30, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the three months ended September 30, 2020 were primarily related to the commencement of POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington.
Net cash used in investing activities in the nine months ended September 30, 2021 was $204.4 million compared to $39.6 million in the nine months ended September 30, 2020. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester and the potential expansion at Silvertip in the current period and the impact of the net proceeds of $19.4 million from the sale of Metalla Common Shares in the comparable period of 2020. The Company incurred capital expenditures of $208.9 million in the nine months ended September 30, 2021 compared with $61.9 million in the nine months ended September 30, 2020. Capital expenditures in the nine months ended September 30, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the nine months ended September 30, 2020 were primarily related to POA 11 at Rochester, which commenced construction activities during the third quarter, and underground development at Palmarejo and Kensington.
The Company has started to experience inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market related to capital projects, most notably the POA 11 project at Rochester and to operating costs company-wide.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the three months ended September 30, 2021 was $12.0 million compared to net cash used in financing activities of $48.4 million in the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company drew $20.0 million from the RCF. During the three months ended September 30, 2020, the Company repaid $40.0 million under the RCF.
Net cash provided by financing activities in the nine months ended September 30, 2021 was $121.8 million compared to net cash used in financing activities of $20.6 million in the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, and drew $20.0 million from the RCF, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums. During the nine months ended September 30, 2020, the Company drew $20.0 million, net, from the RCF, and paid cash contingent consideration of $18.8 million associated with the Silvertip acquisition.
The Company secured a finance lease package for nearly $60 million during the quarter, a portion of which has been funded as of September 30, 2021. The package is earmarked for planned equipment purchases for the POA 11 project in 2021 and 2022, and has an interest rate of 5.20%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2021	2020	2021	2020
Net income (loss)	$(54,768)	$26,856	$(20,562)	$13,747
Fair value adjustments, net	26,440	(2,243)	(7,000)	(3,491)
Foreign exchange loss (gain)	388	1,233	1,849	(4,761)
(Gain) loss on sale of assets and securities	92	2,476	(4,582)	2,093
VAT write-off	25,982	—	25,982	—
Loss on debt extinguishment	—	—	9,172	—
Silvertip inventory write-down	271	1,232	271	13,717
Wharf inventory write-down	—	—	—	3,323
Silvertip temporary suspension costs	—	838	—	6,073
Silvertip lease modification	—	—	—	(4,051)
Silvertip gain on contingent consideration	—	—	—	(955)
Novation	—	3,819	—	3,819
COVID-19 costs	617	4,037	5,937	10,418
Tax effect of adjustments(1)	(1,630)	—	(574)	—
Adjusted net income (loss)	$(2,608)	$38,248	$10,493	$39,932

Adjusted net income (loss) per share - Basic	$(0.01)	$0.16	$0.04	$0.17
Adjusted net income (loss) per share - Diluted	$(0.01)	$0.16	$0.04	$0.17
(1) For the three and nine months ended September 30, 2021, tax effect of adjustments of $1.6 million (-3%) and $0.6 million (-2%) are primarily related to the fair value adjustments on the Company’s equity investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2021	2020	2021	2020
Net income (loss)	$(54,768)	$26,856	$(20,562)	$13,747
Interest expense, net of capitalized interest	3,237	5,096	13,240	15,989
Income tax provision (benefit)	6,400	13,113	34,526	12,018
Amortization	30,962	32,216	92,872	96,254
EBITDA	(14,169)	77,281	120,076	138,008
Fair value adjustments, net	26,440	(2,243)	(7,000)	(3,491)
Foreign exchange (gain) loss	1,028	599	2,299	665
Asset retirement obligation accretion	3,027	2,968	8,898	8,724
Inventory adjustments and write-downs	5,519	(230)	6,358	1,038
(Gain) loss on sale of assets and securities	92	2,476	(4,582)	2,093
VAT write-off	25,982	—	25,982	—
Loss on debt extinguishment	—	—	9,172	—
Silvertip inventory write-down	271	1,232	271	13,717
Silvertip temporary suspension costs	—	838	—	6,073
Silvertip lease modification	—	—	—	(4,051)
Silvertip gain on contingent consideration	—	—	—	(955)
COVID-19 costs	617	4,037	5,937	10,418
Wharf inventory write-down	—	—	—	3,323
Adjusted EBITDA	$48,807	$90,777	$167,411	$179,381

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Cash flow from operations	$21,846	$79,464	$75,546	$81,420
Capital expenditures	71,266	22,996	208,913	61,886
Free cash flow	$(49,420)	$56,468	$(133,367)	19,534

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Cash provided by (used in) operating activities	$21,846	$79,464	$75,546	$81,420
Changes in operating assets and liabilities:
Receivables	944	1,536	(1,016)	2,349
Prepaid expenses and other	80	(1,081)	(593)	(735)
Inventories	3,820	8,056	18,047	29,981
Accounts payable and accrued liabilities	8,114	(2,047)	15,842	13,004
Operating cash flow before changes in working capital	$34,804	$85,928	$107,826	$126,019

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

Three Months Ended September 30, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$47,763	$36,340	$47,362	$32,237	$1,258	$164,960
Amortization	(8,747)	(4,671)	(12,786)	(3,158)	(1,258)	(30,620)
Costs applicable to sales	$39,016	$31,669	$34,576	$29,079	$—	$134,340

Metal Sales
Gold ounces	24,897	5,559	29,902	29,446		89,804
Silver ounces	1,714,617	758,214		18,172	—	2,491,003
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$705	$1,994	$1,156	$973
Silver ($/oz)	$12.52	$27.15			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended September 30, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$46,163	$22,382	$43,053	$31,887	$1,185	$144,670
Amortization	(11,912)	(3,278)	(11,523)	(4,000)	(1,185)	(31,898)
Costs applicable to sales	$34,251	$19,104	$31,530	$27,887	$—	$112,772

Metal Sales
Gold ounces	27,252	6,834	27,815	33,382		95,283
Silver ounces	1,765,371	785,887		40,521	—	2,591,779
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$603	$1,118	$1,134	$805
Silver ($/oz)	$10.09	$14.58			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Nine Months Ended September 30, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$140,999	$108,487	$134,114	$79,881	$3,529	$467,010
Amortization	(26,077)	(14,754)	(38,941)	(8,627)	(3,529)	(91,928)
Costs applicable to sales	$114,922	$93,733	$95,173	$71,254	$—	$375,082

Metal Sales
Gold ounces	81,100	20,311	88,293	71,713		261,417
Silver ounces	4,991,932	2,441,429		76,048	—	7,509,409
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$666	$1,707	$1,078	$966
Silver ($/oz)	$12.20	$24.19			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Nine Months Ended September 30, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$121,407	$63,590	$128,717	$77,807	$25,418	$416,939
Amortization	(32,357)	(9,194)	(36,298)	(9,625)	(7,761)	(95,235)
Costs applicable to sales	$89,050	$54,396	$92,419	$68,182	$17,657	$321,704

Metal Sales
Gold ounces	75,463	17,585	92,963	72,840		258,851
Silver ounces	4,534,802	2,141,803		77,996	158,984	6,913,585
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$637	$1,299	$994	$914
Silver ($/oz)	$9.03	$14.73			NM(1)
Zinc ($/lb)					NM(1)
Lead ($/lb)					NM(1)
(1) Due to the temporary suspension of mining and processing activities these amounts are not meaningful.

Cautionary Statement Concerning Forward-Looking Statements
    This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver, zinc and lead mining business, including statements regarding operations at the Company’s mines, exploration and development efforts, strategies, expectations regarding the Rochester POA 11 expansion project, the Silvertip mine's potential expansion and restart, supply and labor disruption, inflation, expectations regarding the sale of the La Preciosa project, COVID-19 planning, response and mitigation efforts, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, and expenses. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this report and in “Risk Factors” section of the 2020 10-K, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, zinc and lead and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and mineralized material, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to workforce, equipment and materials availability, inflationary pressures, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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

Gold, Silver, Zinc and Lead Hedging
To mitigate the risks associated with gold, silver, zinc and lead price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 171,675 ounces of gold at September 30, 2021 that settle monthly through December 2022. The Company is targeting to hedge up to 50% of expected gold production through 2021 and 2022 and may in the future layer on additional hedges as circumstances warrant. The weighted average strike prices on the put and call contracts are $1,623 and $2,002 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2020 10-K and part II, Item 1A of this report.
At September 30, 2021, the fair value of the put and call zero cost collars contracts was an asset of $1.6 million. For the nine months ended September 30, 2021 the Company recognized a loss of $0.9 million related to expired options in Revenue and the remaining outstanding options were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at September 30, 2021 would result in a realized loss of $2.5 million and 10% decrease would result in a realized gain of $9.3 million. As of September 30, 2021, the closing price of gold was $1,743 per ounce. As of October 25, 2021, the closing price of gold was $1,805 per ounce.
Provisional Gold, Silver, Zinc and Lead Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver, zinc and lead price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2021, the Company had outstanding provisionally priced sales of 15,966 ounces of gold at an average price of $1,786. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.6 million during the nine months ended September 30, 2021. A 10% change in realized gold prices would cause revenue to vary by $2.9 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. At September 30, 2021, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had outstanding foreign currency forward exchange contracts to receive $0.4 billion Mexican Pesos at September 30, 2021 with an average exchange rate of 25.43 that settle monthly through December 2021. At September 30, 2021, the fair value of the foreign currency forward exchange contracts was a net asset of $3.3 million. For the nine months ended September 30, 2021 the Company has recognized a gain of $10.5 million related to expired options in Cost Applicable to Sales and Pre-development, Reclamation and Other, respectively, and an unrealized gain of $3.3 million related to outstanding options in AOCI. A 10% increase or decrease in the exchange rates at September 30, 2021 would result in a realized gain of $1.8 million or $4.2 million, respectively.
Interest Rates
Interest Rate Hedging

We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2021.
Investment Risk
Equity Price Risk
We are exposed to changes in the fair value of our investments in equity securities. For the nine months ended September 30, 2021, the Company recognized unrealized losses of $3.7 million in Fair value adjustments, net due to decreases in the stock price of those equity securities. At September 30, 2021, the fair value of the equity securities was $139.7 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $14.0 million.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2020 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Form 10-Q filed for the quarterly periods ended March 31, 2021 (the “First Quarter 10-Q”) and June 30, 2021 (the “Second Quarter 10-Q”). Except as supplemented in the First Quarter 10-Q and the Second Quarter 10-Q, the risk factors set forth in the 2020 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.         Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Casey M. Nault, the Company's Senior Vice President, General Counsel & Secretary entered into a selling plan on August 9, 2021. Under the selling plan, between September 2021 and September 2022, Mr. Nault will sell a total of 100,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold prices specified in the plan.
Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

Item 6.        Exhibits

10.1
Separation and Release of Claims Agreement dated September 7, 2021, between Coeur Mining, Inc. and Terrence F. Smith (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2021 (File No. 001-08641)).**

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
*    The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	October 27, 2021	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	October 27, 2021	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 27, 2021	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)