Form 10-K
period 2021-12-31
Coeur Mining, Inc.
filed 2022-02-16
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
$1,911,210,337
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 14, 2022, 256,818,363 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.Business
GENERAL
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”), founded in 1928, is a precious metals producer with assets located in the United States, Canada, and Mexico. Our common stock is listed on The New York Stock Exchange under the symbol “CDE”.
Coeur’s strategy is to be a well-diversified, growing precious metals producer with a focus on generating sustainable, high-quality cash flow and returns from a North American asset base. Our strategy is guided by our purpose statement, We Pursue a Higher Standard, and three key principles: Protect our People, Places and Planet; Develop Quality Resources, Growth and Plans; and Deliver Impactful Results Through Teamwork. We conduct our business with a proactive focus on positively impacting the health, safety and socioeconomic status of our people and the communities in which we operate as well as the environment.
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
OUR BUSINESS
Operating Segments
    We produce and sell precious metals from the following operating segments:
•The Palmarejo gold-silver complex, located in the State of Chihuahua in Northern Mexico, which has been in operation since 2009. The processing facility at the Palmarejo complex is fed by the Guadalupe, Independencia and La Nación underground mines. The Company also carries out exploration activities the Palmarejo property package.
•The Rochester open pit heap leach silver-gold mine located in northwestern Nevada, which has been in operation since 1986. Coeur Rochester commenced a significant expansion project in 2020 (Plan of Operations Amendment No. 11, or “POA 11”) consisting of construction of a new leach pad, crushing facility, process plant and related infrastructure, which is expected to support an extended mine life. Coeur Rochester also acquired the Lincoln Hill, Gold Ridge, and related exploration assets adjacent to its Rochester mine in 2018.
•The Kensington underground gold mine located north of Juneau, Alaska, which began operations in 2010. Coeur Alaska is in the process of amending its Plan of Operations (“POA 1”) to increase tailings and waste rock storage capacity to support an expected longer mine life, reflecting positive exploration results, current metal prices, and ongoing operational efficiencies.
•The Wharf open pit heap leach gold mine located near Lead, South Dakota, which was acquired by Coeur in 2015.
•The Silvertip underground silver-zinc-lead development project located in northern British Columbia, Canada, which was acquired by Coeur in 2017. Silvertip commenced commercial production in 2018. In February 2020, we announced a suspension of mining and processing activities at Silvertip. While mining activities are suspended, the Company (i) is investing in exploration to potentially further expand the resource and extend the mine life, and (ii) continues to work to pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow.
In addition, the Company has interests in several precious metals exploration projects throughout North America, including the wholly-owned Crown and Sterling projects in southern Nevada and the La Preciosa project in Mexico, other mineral interests, strategic equity investments, among other items, which are included in “Other” for segment reporting purposes. The Company has entered into an agreement to sell the La Preciosa project, which is expected to close in the first quarter of 2022. At December 31, 2021 the La Preciosa project is classified as held for sale. For additional information see Note 3 - Segment Reporting and Note 22 - Assets and Liabilities Held for Sale in the notes to the Consolidated Financial Statements.

Metals Prices and Hedging Activities
The results of the Company and its operating segments are substantially dependent upon the market prices of gold and silver, which fluctuate widely. The Company has in the past and may in the future enter into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies. For additional information see “Item 1A – Risk Factors”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 16 – Derivative Financial Instruments in the notes to the Consolidated Financial Statements.
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
Commodities
We purchase materials and supplies from third parties to conduct our business, including electricity, fuel, chemical reagents, explosives, steel and concrete. Prices for these commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflation, currency fluctuations, consumer or industrial demand and other factors. For most of these commodities, we have existing alternate sources of supply or alternate sources of supply are readily available. We continuously monitor supply and cost trends for these items.
GOVERNMENT REGULATION
General
Our business is subject to extensive federal, state, local and foreign laws governing the protection of the environment, prospecting, development, production, mine closure, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. Expenditures for environmental compliance in 2022 are expected to range from $8.5 million to $9.5 million. We have reviewed and considered current federal legislation relating to climate change and do not believe the legislation to have a material effect on our operations. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please see the section titled “Risk Factors” included in Item 1A.
Permitting
The Rochester, Kensington and Wharf mines and Crown and Sterling projects are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex and the La Preciosa project are located, and Canada, where the Silvertip development property is located, have all adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations. We have received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Rochester, Kensington and Wharf mines, and the Silvertip development property, and have received all permits necessary for the exploration activities currently being conducted at our other properties. We are in the process of amending existing permits at our Palmarejo complex, Wharf mine, Kensington mine, and the Crown and Sterling projects to support future planned activities. If we pursue an expansion at Silvertip, it will require new or amended permits.
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
HUMAN CAPITAL MANAGEMENT
Effective human capital management at Coeur is critical to achieving our strategic goals. We aim to be an employer of choice by promoting safety first, proactively developing our people and fostering a diverse and inclusive culture. At December 31, 2021, we had approximately 2,105 employees (1,081 in the U.S., 101 in Canada and 923 in Mexico). Approximately 65% of the employees of Coeur Mexicana are represented by a collective bargaining agreement.
Culture Assessment
We are focused on regular evaluation of our culture. In 2019 and again in 2021, we invited all employees to participate in a culture assessment by completing an anonymous survey. Employee participation in 2021 was over 93%, which exceeded industry benchmarks. Feedback was reviewed by the management team and our Board of Directors. The management team also reviewed the results with employees at each of our operations through facilitated discussions to gain additional insight into the feedback. We developed site-specific action plans to address feedback and monitor progress in the future. The results of the assessment confirmed our belief that we have an ethical, safe, engaged and proud workforce and also highlighted areas for improvement that are now being addressed.
Recruitment
We seek to recruit and retain employees at all levels who embody our purpose statement, We Pursue a Higher Standard, through safe and ethical conduct. Our strong culture of teamwork and our reputation as a responsible company and an engaged community member motivates new employee referrals. We have also created a series of partnership programs in local communities to provide internships, scholarships and apprenticeships to build a pipeline of potential employees in the next generation.
Diversity & Inclusion
Our President & CEO, Mitchell Krebs, is the first and only precious metals mining CEO to sign the CEO ACTION for Diversity & Inclusion pledge. This pledge highlights Coeur’s continuing commitment to fostering a diverse and inclusive workforce, evidenced by programs such as Coeur Heroes, which has provided approximately 100 career opportunities to current and former U.S. Military personnel. Fifty percent of our independent Board members have indicated that they are diverse, 12% of our employees are female, up from 10% in 2020. While we continue to work to increase our overall female population, 66% of our female employees are supervisor or higher-level positions. In the US and Canada approximately 21% of our workforce is non-white, up from 18% in 2020, Partnerships with organizations like the National Society of Black Engineers and Women in Mining at their U.S. university chapters are providing further avenues for recruiting diverse talent.
Employee Development
We periodically solicit feedback on each member of our executive team through 360 assessments. We believe this feedback is important to maintaining a strong culture by effectively assessing leadership performance and development, increasing accountability, facilitating succession planning and identifying areas for improvement and change. We provide opportunities for employees to participate in IMPACT Training, an intensive one-year training program we created for front-line supervisors throughout our organizational structure to focus on leadership development and mining as a business. Through IMPACT training, we have invested over 16,412 cumulative hours of leadership training and personal development in almost 189 employees.
Succession Planning
We conduct robust succession planning throughout the organization annually, by employing specific talent diagnostics and skills development. High potential performers and diversity discussions, along with action plans, are reviewed with leadership on a quarterly basis.
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

Local Hire
Investing in local communities extends beyond financial support. Since 2018, we have hired an average of 60% of our new hires from local communities. During 2021, we provided over 100 apprenticeships and internships and worked with organizations such as By the Hand Club in Chicago to educate youth in our communities about career opportunities in mining. Providing career opportunities to local community members and participating in community initiatives creates a closer connection between our operations and local stakeholders and communities.
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
In addition, we have engaged a third-party mental health care provider for innovative care and counseling resources throughout our footprint. This resource leverages technology and clinical best practices to assist our employees and their families gain fast access to highly effective quality care when needed most. We are also developing a Total Worker Health program, which is expected to be implemented by the end of 2022, that integrates protection from work-related safety and health hazards with promotion of injury and illness-prevention efforts to advance worker well-being both physically and mentally.
RESPONSIBILITY
At Coeur, we strive for best-in-class environmental performance while meeting the needs of today and respecting the needs of future generations. As a precious metals producer, we have the unique opportunity to supply the raw materials that play a key role in the clean energy transition. We work to protect our environment through an approach of responsible production and a focus on best practices. On an ongoing basis, we conduct site-specific environmental risk reviews and utilize a set of key performance indicators (“KPIs”) to evaluate performance results by mine. We believe that this systematic approach leads to awareness, risk mitigation and a pursuit of continuous improvement. Comprehensive environmental management plans in conjunction with topic-specific plans, such as waste management and storm water protection, at each site provide guidance on how to implement our environmental initiatives and meet or exceed regulatory standards.
We recognize that the climate is changing, which may adversely affect the environment, our business and the communities where we operate over the long-term. To that end, we are assessing the extent of these risks and potential opportunities and are taking action to manage our climate-related risks as well as the potential impact we have on climate. For example, we:
•published an initial greenhouse gas (“GHG”) emissions intensity reduction target in 2021;
•established a Climate Working Group in 2021 to lead climate strategy, including disclosure in-line with the Task Force on Climate-related Financial Disclosures (“TCFD”), overseeing scenario analysis and incorporating results in business planning and strategy;
•are planning to build on our initial scenario analysis completed in 2021 with site-specific analysis and financial modeling;
•are planning to tie a meaningful portion of the regular performance share grant in 2022 to achievement of the Company's GHG emissions net intensity reduction goal; and
•are enhancing our climate-related reporting and disclosures.
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
Copies of our Corporate Governance Guidelines, charters of the key committees of the Board of Directors (Audit, Compensation and Leadership Development, Executive, Nominating and Corporate Governance, and Environmental, Health,

Safety, and Corporate Responsibility Committees) and our Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others, are also available on our website. Information contained on our website is not a part of this report.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including anticipated mineral reserve and resource estimates, exploration efforts and expenditures, development, expansion initiatives at Rochester, Kensington and Silvertip, development of the Sterling/Crown and Lincoln Hill projects, expectations about timing of deliveries against the Kensington prepayment, permitting, mill expansion and exploration plans and expectations for Silvertip, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including hedging, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause Our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those projected in the forward-looking statements include: (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7; (ii) the risk that anticipated production, cost, expenditure and expense levels are not attained; (iii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions); (iv) changes in the market prices of gold, silver, zinc and lead and treatment and refining charges of gold, silver, zinc and lead, and a sustained lower price or higher treatment and refining charge environment; (v) the impact of the COVID-19 pandemic, including disruptions to operations, the need for heightened health and safety protocols to minimize exposure and transmission risk, inflation, and disruptions to our vendors, suppliers and the communities where we operate; (vi) the uncertainties inherent in our production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade and recovery variability; (vii) any future labor disputes or work stoppages (involving us or our subsidiaries or third parties); (viii) the uncertainties inherent in the estimation of gold, silver, zinc and lead mineral reserves and resources; (ix) changes that could result from any future acquisition of new mining properties or businesses; (x) the loss of access to or insolvency of any third-party smelter to whom we market our production; (xi) the effects of environmental and other governmental regulations and government shut-downs; (xii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; and (xiii) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES
 Mineral Reserves and Resources
We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.
In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons
The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including our Director, Technical Services, Christopher Pascoe. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Report.

Item 1A.     Risk Factors
RISKS RELATED TO OUR INDUSTRY
Our results of operations, cash flows and operating costs are highly dependent upon the market prices of gold and silver, and, if mining and processing operations at Silvertip resume, zinc and lead, and of key input commodities used in our business, which are volatile and beyond our control.
Gold, silver, zinc and lead are actively traded commodities, and their prices are volatile. During the 12 months ended December 31, 2021, the high and low price for each commodity are set forth in the following table:

Metal	High Price for 2021	Date	Low Price for 2021	Date
Gold (per ounce)	$1,943	January 4, 2021	$1,684	March 30, 2021
Silver (per ounce)	$29.59	February 1, 2021	$21.53	September 30, 2021
Zinc (per pound)	$1.74	October 15, 2021	$1.15	February 2, 2021
Lead (per pound)	$1.13	August 18, 2021	$0.86	March 17, 2021
Gold, silver, zinc and lead prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals and base metals, have become significant holders of gold, silver, zinc and lead. Gold and silver prices are also affected by prevailing interest rates and returns on other asset classes, expectations regarding inflation and governmental monetary decisions regarding central bank holdings.
Because we derive a significant portion of our revenues from sales of these metals, our results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower prices would materially and adversely affect our results of operations and cash flows. In response to lower metal price and/or higher treatment and refining charge environments, we may have to revise our operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of our properties and discontinuing certain exploration and development plans. These types of initiatives may not sufficiently offset reductions in revenues, and we may continue to incur losses associated with sustained lower metals prices.
Operating costs at our mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflation, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies we purchase could lead to higher costs, which would adversely affect results of operations and cash flows.
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
The estimation of mineral reserves and mineral resources is imprecise and depends upon subjective factors. Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates.
The mineral reserve and mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, silver, zinc and lead market prices. Mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, silver, zinc and lead market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development or mining at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those predicted, we may adjust our mineral reserve and mineral resource estimates and alter our mining plans. Updates to our mining plans or new or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect actual operating performance, production, financial condition, results of operations and cash flows.
A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.
We rely on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold, silver, zinc and lead concentrate produced by our mines. Access to refiners and smelters on economical terms is critical to our ability to sell our products to buyers and generate revenues. We have existing agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States. We believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, shipping delays, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create (or the necessity to terminate) a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact refiners, smelters or other third parties with whom we have contractual arrangements or have an indirect effect on our ability to obtain refining, smelting or other third-party services.
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
The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions or machine failure. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability.
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
Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of new mining properties, such as the Silvertip development property, the Sterling/Crown project and the Lincoln Hill project and related assets.
While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. Palmarejo completed open pit mining several years ago and evolved to be an underground-only operation, developing new underground mining operations. At Rochester, a crushing circuit using high pressure grinding roll (“HPGR”) technology was commissioned in 2019, and, in 2020, we obtained permitting for, and began construction of POA 11, which is a significant additional expansion, including the construction of a new leach pad, a crushing facility equipped with two HPGR units and a prescreen, processing facilities and related infrastructure to support the extension of Rochester’s mine life. At Kensington, we completed development and commenced commercial production from a new deposit in 2018 and are currently seeking to amend our operating permit to allow for an additional 10 years of mine life by providing for expanded tailings and waste rock storage, increased mill throughput, enhanced infrastructure and other benefits (“POA 1”). Our ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of our control, including, among others, availability of funding on acceptable terms, timing of receipt of permits and approvals from regulatory authorities, extreme weather events, obtaining materials and equipment and construction, engineering and other services at favorable prices and terms, and disputes with third-party providers of materials, equipment or services. The construction services related to POA 11 will be performed by contractors, which creates a risk of delays or additional costs to the project resulting from, among other factors: inability to negotiate contracts with favorable pricing and terms; delays in performance of the services; failure of a contractor to comply with applicable laws and regulations; termination of a contract by a contractor before completion of the services; failure by a contractor to obtain necessary equipment or materials; mismanagement by a contractor of its workforce; and insolvency or other financial difficulty encountered by a contractor which results in a delay in services or termination of a contract with the contractor. Expected project benefits are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, and operating costs among others. However, achieving results in line with those estimates is subject to risks and uncertainties such as variability in grade, recovery rates and cost inputs. In 2021, Rochester experienced lower than expected silver recovery rates from its HPGR-crushed ore, which negatively impacted production, costs and cash flow. We cannot provide assurance that we will be able to successfully expand or extend the lives of existing mining operations, and a completed project may not yield the anticipated operational or financial benefit, such as expected availability, throughput, metal recovery rates, concentrate quality, unit costs, operating margin and/or cash flows, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
In addition, we acquired several mining properties in recent years, namely, the Sterling/Crown project, the Lincoln Hill project and related assets and the Silvertip development property. We cannot guarantee that we will be able to successfully develop and start-up new mining properties, restart mining and processing activities at the Silvertip development property or acquire additional mining properties on favorable economic terms or at all.
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
COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, poses a material risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production, limit exploration activities and development projects and impact liquidity and financial results. In addition, we have implemented several initiatives to protect the health and safety of our employees, contractors and communities during this pandemic, including COVID-19 testing, site access symptom checks, contact tracing technology and procuring additional disinfectant and sanitation products and personal protective equipment for our employees, among others, some of which have and may result in additional costs to us.
Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. We also continue to monitor legislative initiatives in the U.S., Mexico and Canada related to COVID-19 to determine their potential impacts or benefits (if any) to our business.
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
There can be no assurance that the anticipated benefits of recent acquisitions (including the Silvertip development property and the Sterling/Crown and Lincoln Hill projects) or any future acquisition, will be realized on the originally anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon our ability to effectively manage the integration, performance and operations of entities or properties we acquire. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of our resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip development property, acquired in late 2017, was slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired.
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
•difficulties integrating and assimilating the operations and personnel of any acquired companies and supporting expanded operations, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization;
•difficulties or loss of social license to operate resulting from failure of efforts to establish positive relationships and/or agreements with local communities or local indigenous people; and
•the acquired business or assets may have significant liabilities, such as environmental liabilities, or significant capital expenditures that we failed to discover or have underestimated.
We cannot predict the impact of future acquisitions on the price of our common stock or assure that we will be able to obtain necessary acquisition or development financing on acceptable terms or at all. Unprofitable acquisitions, or additional liabilities, indebtedness or issuances of securities in connection with such acquisitions or any future mine development, may negatively affect our results of operations.
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
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations, including the POA 11 expansion project at Rochester and the POA 1 planned mine life extension at Kensington, and future plans to develop the Sterling/Crown and Lincoln Hill projects. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks described in this Item, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
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
In addition, exploration projects, such as the Sterling/Crown and Lincoln Hill projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations and cash flows may be negatively affected.
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
For example, during the fourth quarter of 2019, we performed a comprehensive analysis of the Silvertip property and determined that indicators of impairment existed, and we ultimately concluded that the carrying value of the long-lived assets for the Silvertip property was impaired, and a non-cash impairment charge of $250.8 million was recorded during the fourth quarter of 2019.
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
A significant portion of our revenues are generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 20 -- Commitments and Contingencies to the Consolidated

Financial Statements, we are currently engaged in efforts to recover VAT paid to the Mexican government that is owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through ongoing litigation and potential international arbitration. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and recent unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable of $26.0 million at September 2021. The right to import and export gold, silver, zinc and lead may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
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
Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington and Palmarejo Mines. We place tailings into engineered containments, underground as structural backfill, and as a dry stack material. In response to several recent tailings dam failures unrelated to our operations that have involved loss of life and resulted in severe property and environmental ecosystem damage, we completed a comprehensive review of our tailings dams and operational practices to characterize our risk profile. We concluded that our tailings dams represent a low exposure risk profile for several reasons, including that our tailings dams were constructed using construction methods recognized in the industry as the most stable tailings dam design using high strength and chemically stable rock in construction. Our dams are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings dam or tailings storage facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineral reserves and resources and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.
Our estimates of future production, costs, expenditures and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.
We have in the past, and may in the future, provide estimates and projections of our future production, costs, expenditures and financial results. Any such information is forward-looking. Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, do not express any opinion or any other form of assurance on these estimates and projections. Estimates and projections are made by our management and technical personnel and are qualified by, and subject to the assumptions contained or referred in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralization, recovery rates, our costs of production, the market prices of gold, silver, zinc and lead, our ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and doré and related treatment and refining charges, the sufficiency of our infrastructure, the performance of our personnel and equipment, our ability to maintain and obtain mining interests and permits, the state of government and community relations, and our compliance with existing and future laws and regulations. We sometimes state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any production, cost, expenditure or financial results estimates speak only as of the date on which they are made, and we disclaim any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made, and undue reliance should not be placed on them.
Our use of derivative contracts to protect against market price volatility exposes us to risk of opportunity loss, mark- to-market fair value adjustments, potential cash collateral calls and exposure to counterparty credit risk.
From time-to-time, we have in the past and in the future may enter into price risk management contracts to protect against fluctuations in the price of gold, silver, zinc and lead, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. In 2019, 2020 and 2021, we entered into price risk management contracts on a total of 483,700 ounces of expected gold production for 2020, 2021 and 2022 after a significant increase in gold prices during 2019 and 2020. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at existing operations such as POA 11. As of December 31, 2021, contracts with respect to 132,000 ounces of gold were outstanding. See Note 16 — Derivative Financial Instruments in the notes to the Consolidated Financial Statements.
The use of derivative instruments can expose us to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may require us to post cash or other collateral or have a material adverse impact on reported financial results. Our exposure may be particularly acute for our derivative instruments accounted for as cash flow hedges, because those contracts are cash net settled on a monthly basis. The ceiling on the gold ounces covered by the price risk management contracts described above, representing the highest price we could realize for those ounces under outstanding contracts, averages approximately $2,038 per ounce for 2022 production. The price ceiling may be lower than actual spot gold prices at the time of sale under those contracts. On February 14, 2022, the closing price of gold was $1,866 per ounce. We are exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, we could be exposed to a loss of value for that contract.
We are dependent upon information technology systems, which are subject to cybersecurity incidents, disruption, damage, failure and other risks associated with implementation and integration.
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
We may not be able to recognize the benefits of deferred tax assets.
We have accrued deferred tax assets in various jurisdictions from past operating losses, however, we may not be able to utilize part or all of these assets in the future. We recognize the expected future tax benefit from these assets only if it is considered more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets that are not more likely than not to be utilized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income, including application of existing tax laws in each jurisdiction, assumptions about future metals prices, the macroeconomic environment and results of our operations. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future benefits represented by our deferred tax assets and annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period.

RISKS RELATED TO INDEBTEDNESS AND FINANCING
Our future operating performance may not generate cash flows sufficient to meet debt payment obligations.
As of December 31, 2021, we had approximately $487.5 million of outstanding indebtedness. Our ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. Our results of operations and cash flows, in part, are subject to economic factors beyond our control, including the market prices of gold, silver, zinc and lead, among other factors described in this Item. We may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments.
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
U.S. surface and underground mines like the Kensington, Rochester and Wharf mines and Sterling/Crown project are frequently inspected by the U.S. Mine Safety and Health Administration (“MSHA”), which inspections often lead to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections of mining operations in general. Similar inspections are conducted in British Columbia, Canada, at the Silvertip development property and in Mexico at the Palmarejo complex by the British Columbia Ministry of Energy, Mines and Petroleum Resources and the Mexican Secretaria del Trabajo y Prevision Social (Secretary of Labor and Social Safety), respectively.
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
Some of the mining waste from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste storage or disposal facilities. Under the Mercury Export Ban Act of 2008 (“MEBA”), incidental elemental mercury generated at our Rochester mine as part of the processing of ore may not be exported outside of the United States and is required to be stored in a storage facility designated by the U.S. Department of Energy (“DOE”). Near the end of 2019, the DOE designated a facility and issued a long-term management and storage fee rule; however, the facility designation process and fee was subjected to legal challenges by us and other third parties. Following legal challenges by Coeur and others, the DOE agreed to vacate the 2019 rule and commence a new rule making process in 2021. The future rule could result in material cost being incurred to ship and store Coeur Rochester's mercury. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal/indigenous governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota, in British Columbia (Canada) under the Health, Safety and Reclamation Code for Mines in British Columbia, the British Columbia Environmental Management Act and the Canadian Metal and Diamond Mining Effluent Regulations, and in Mexico under the General Law of Ecological Balance and Protection of the Environment (the "GLEBPE") and the regulations under the GLEBPE related to environmental protection in impact assessment matters. In addition, proposed CERCLA regulations requiring mining companies to obtain supplemental financial assurance could, if adopted, have a material adverse effect on results of operations and cash flows.
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

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
MINING OPERATIONS
The following description of the Company’s mining operations is qualified in its entirety by reference to the Technical Report Summary for each of the operations included as exhibits to this Report and incorporated by reference into this Item 2. Operating statistics for mining operations are presented in the section entitled “Operating Statistics” below.
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

Stage:	Production
Location:	State of Chihuahua, Northern Mexico
Mine Type:	Underground
Metals/Mineralization:	Silver and Gold, classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures
Product:	Doré
Ownership:	100%
Land Position:	67,279 net acres
Mineral Tenure:	71 wholly-owned mining concessions

Key Permit Conditions:	Authorizations are in place that regulate typical life of mine functions, including production facilities and utilities, mining operations, tailings and waste rock storage, exploration, surface disturbance, land use, vegetation and change in soil use, air emissions, water use, and reclamation. Major authorizations were obtained through the completion of several MIAs (Manifestación de Impacto Ambiental), permits associated with forestry vegetation disturbance of change in soil use (Cambio de Uso de Suelo en Terrenos Forestales), and the required authorizations from the National Water Commission (Comisión Nacional del Agua or CONAGUA) for water use, effluent discharge, and to construct facilities in federal watersheds. Operational standards and best management practices (BMPs) have been established to maintain compliance with applicable regulatory standards and permits.
Other:	A portion of the Palmarejo complex is subject to a gold stream agreement with a subsidiary of Franco Nevada Corporation and related property encumbrances
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
Rochester is currently undergoing an expansion under Plan of Operations Amendment 11. The expansion project includes the construction of a new leach pad, a crushing facility equipped with two high-pressure grinding roll units and a prescreen, a Merrill-Crowe process plant, and related infrastructure to support the extension of Rochester’s mine life.

Stage:	Production
Location:	Near Lovelock, Nevada (West-Central Nevada, USA)
Mine Type:	Open Pit Heap Leach
Metals/Mineralization:	Silver and Gold; mineralization is hosted in folded and faulted volcanic rocks of the Rochester Formation and overlying Weaver Formation. Silver and gold, consisting of silver sulfosalt minerals, argentite, silver-bearing tetrahedrite and minor native gold, are contained in zones of multiple quartz veins and veinlets (vein, vein swarms and stockworks) with variable amounts of pyrite
Product:	Doré
Ownership:	100%
Land Position & Mineral Tenure
Coeur Rochester lands, including the Lincoln Hill and related assets, consist of approximately 43,441 net acres
•1,465 owned and 337 leased Federal unpatented lode claims and 6 owned federal unpatented placer claims, appropriating approximately 29,938 net acres of public land;
•23 patented lode claims, consisting of approximately 392 acres;
•interests owned in approximately 6,929 gross acres of additional real property; and
•Certain rights in and to approximately 6,182 acres, held either through lease, letter agreement or license.

Key Permit Conditions:
The Rochester Mine has in place and operates subject to all necessary environmental permits and licenses from the appropriate local, state, and federal agencies for typical life of mine functions involving exploration, the open pit mines, heap leach pads, processing infrastructure, and all necessary support facilities. Operational standards and best management practices have been established to maintain compliance with applicable regulatory standards and permits. Major permits or approvals are in place from the U.S. Department of Interior Bureau of Land Management, Nevada Division of Water Resources, the Nevada Division of Environmental Protection, as well through other federal, state, and local entities. The environmental effects of the operation were comprehensively evaluated through the National Environmental Policy Act (NEPA) through Environmental Impact Statements. Monitoring programs are in place, and there is an approved reclamation and closure plan that reflects current mining, mitigation, and site facilities.

Other:	•A security interest in the Rochester mine has been granted in favor of the lenders under the RCF (as defined below) •Certain royalty interests have been granted with respect to the Rochester property

USA (Alaska) — Kensington
The Kensington underground gold mine and associated milling facilities operated by our wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”) are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The mine consists of the (i) Kensington Main deposit, (ii) Raven deposit, (iii) Jualin deposit, and (iv) other nearby deposits and exploration targets. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Ore is processed in a flotation mill that produces a concentrate that is sold to third-party smelters. Power is supplied by on-site diesel generators. Access to the mine is by either a combination of road vehicles, boat, helicopter, floatplane, or by boat direct from Juneau.
Kensington is currently undertaking a planned expansion under Plan of Operations Amendment 1, which would increase tailings and waste rock storage capacity to support an expected longer mine life, reflecting positive exploration results, improved metal prices and ongoing operational efficiencies.

Stage:	Production
Location:	Juneau, Alaska (Southeast Alaska, USA)
Mine Type:	Underground
Metals/Mineralization:	Gold; gold-bearing mesothermal, quartz, carbonate and pyrite vein swarms and discrete quartz-pyrite veins hosted in Cretaceous-aged Jualin diorite. Most of the gold is contained in calaverite (AuTe2) that occurs in association with native gold as inclusions in and interstitial to pyrite grains and in microfractures in pyrite.
Product:	Gold Concentrate
Ownership:	100%
Land Position & Mineral Tenure
•The Kensington Group, totaling approximately 3,972 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 291 Federal unpatented lode claims covering approximately 3,141 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres.
•The Jualin Group, totaling approximately 8,366 net acres, is comprised of 23 patented lode and patented mill site claims covering approximately 388 net acres, 444 Federal unpatented lode claims and 75 Federal unpatented mill site claims appropriating approximately 7,814 net acres, a State of Alaska upland mining lease comprising approximately 682 acres, one State of Alaska mining claim comprising approximately three acres and four State-selected mining claims covering approximately 60 acres.
•14 of the 23 patented lode claims cover private surface estate only. The mineral estate to these 14 patented lode claims is owned by the State of Alaska, the mineral rights to which are secured by a State of Alaska upland mining lease
•The Company controls properties comprising the Jualin Group, under a lease agreement with Hyak Mining Company, which is valid until August 5, 2035 and thereafter, provided mining and production are actively occurring within and from the leased premises.

Key Permit Conditions:
The Kensington Mine has in place and operates subject to all necessary environmental permits and licenses from the appropriate local, state, and federal agencies for typical life of mine functions involving mine operations and production/processing facilities and infrastructure, tailings and waste rock storage, exploration, surface disturbance, air emissions, water use, marine transport, and reclamation. Operational standards and best management practices have been established to maintain compliance with applicable regulatory standards and permits. Major permits or approvals are in place from the U.S. Department of Agriculture National Forest Service, U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, National Oceanic and Atmospheric Administration, State of Alaska, as well through other federal, state, and local entities. The environmental effects of the operation were comprehensively evaluated through the National Environmental Policy Act (NEPA) through Environmental Impact Statements. Monitoring programs are in place, and there is an approved reclamation and closure plan that reflects current mining, mitigation, and site facilities.

Other:	•A security interest in the Kensington mine has been granted in favor of the lenders under the RCF •Certain royalty interests have been granted with respect to the Kensington property
USA (South Dakota) — Wharf
The Wharf mine operated by our wholly-owned subsidiaries, Wharf Resources (U.S.A.) Inc. (“Wharf”) and Golden Reward Mining Limited Partnership (“Golden Reward”), is located in the northern Black Hills of western South Dakota, approximately four miles southwest of the city of Lead, South Dakota. Access is established by paved road with power supplied by a local power company.

Stage:	Production
Location:	Lead, South Dakota, USA
Mine Type:	Open Pit Heap Leach
Metals/Mineralization:	Gold and Silver by-product; a structurally controlled disseminated gold deposit
Product:	Electrolytic Cathodic Sludge
Ownership:	100%
Land Position & Mineral Tenure
•The Wharf Group is comprised of 362 patented lode claims, 35 government lots, 123 subdivided lots, and 59 federal unpatented lode claims. These interests cover approximately 3,585 net surface acres, 652 net mineral acres where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres of non-Precambrian mineral estate, 1,603 net mineral acres of Precambrian mineral estate and 287 net acres of federal unpatented lode claims.
•The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 34 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,564 net acres of surface estate, 2,988 net mineral acres of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres of Non-Precambrian mineral estate, 153 net mineral acres of Precambrian mineral estate and 25 net acres of federal unpatented lode claims.

Key Permit Conditions:	The Wharf Mine has in place and operates subject to all necessary environmental permits and licenses from the appropriate local, state, and federal agencies for typical life of mine functions involving exploration, the open pit mines, heap leach pads, processing infrastructure, and all necessary support facilities. Operational standards and best management practices have been established to maintain compliance with applicable state and federal regulatory standards and permits. Major permits or approvals are in place from the South Dakota Department of Agriculture and Natural Resources, Lawrence County, as well through other federal, state, and local entities. Monitoring programs are in place, and there is an approved reclamation and closure plan that reflects current mining, mitigation, and site facilities.
Other:	•A security interest in the Wharf mine has been granted in favor of the lenders under the RCF •Certain royalty interests have been granted with respect to the Wharf property
MINING PROJECTS
Canada (British Columbia) — Silvertip
The Silvertip silver-zinc-lead development property owned by our wholly-owned subsidiary, Coeur Silvertip Ltd. (“Coeur Silvertip”), is an underground project located in northern British Columbia, Canada just south of the Yukon border. The project is accessible via a 25-kilometer mine access road off the Alaska Highway.

Stage:	Development
Location:	Northern British Columbia, Canada (10 miles south of the Yukon Territory Border)
Mine Type:	Underground
Metals/Mineralization:	Silver, Zinc and Lead; carbonate-hosted massive sulfide deposit
Product:	Concentrate
Ownership:	100%
Land Position & Mineral Tenure:
•Sixty-six (66) contiguous mineral claims containing approximately 39,375 hectares (97,298 acres) and two mining leases containing approximately 1,528 hectares (3,777 acres). In total, the Silvertip mine covers an area of approximately 40,904 hectares (101,076 acres)

Other:
•Suspended operating activities in February 2020; ongoing exploration and technical work to evaluate and support a potential expansion and restart
•Certain royalty interests have been granted with respect to the Silvertip property

USA (Nevada) – Sterling and Crown
The Sterling and Crown exploration properties are owned by the Company’s wholly-owned subsidiary, Coeur Sterling, Inc. (“Coeur Sterling”) and are located in southern Nevada, The Sterling gold project is a past-producing open-pit and underground heap leach gold mine located in the southern portion of the land package with major permits in place. The Crown

Block, which is located in the northern portion of the land package, includes four heap-leachable deposits, Daisy, Secret Pass, SNA and C-Horst.

Stage:	Exploration
Location:	Beatty, Nevada (approximately 115 miles north of Las Vegas, Nevada, USA)
Mine Type:	Open Pit Heap Leach
Metals/Mineralization:	Gold
Product:	Electrolytic Cathodic Sludge
Ownership:	100%
Land Position & Mineral Tenure
•Approximately 37,254 net acres (15,076 hectares)
•Coeur Sterling lands consist of 1,909 owned federal unpatented lode claims appropriating approximately 36,904 net acres, and 30 leased federal unpatented lode claims, appropriating approximately 620 net acres.

Other:	•A security interest in the Sterling/Crown project has been granted in favor of the lenders under the Company’s revolving credit facility
Mexico (Durango) – La Preciosa
The La Preciosa silver exploration-stage project owned by our wholly-owned subsidiary, Coeur La Preciosa Silver Corp. (“Coeur La Preciosa”), is situated approximately 85 kilometers northeast of the city of Durango, within Durango State, México. The Company has entered into an agreement to sell Coeur La Preciosa, which is expected to close in the first quarter of 2022.
OTHER PROPERTIES
The Company has interests in several exploration-stage properties in North America, as well as leased or owned real property for office space.
OPERATING STATISTICS

	Palmarejo			Rochester
	2021	2020	2019	2021	2020	2019
Gold produced (oz.)	109,202	110,608	111,932	27,051	27,147	35,400
Silver produced (oz.)	6,820,589	6,269,206	6,762,265	3,158,017	3,174,529	3,761,060

	Kensington			Wharf
	2021	2020	2019	2021	2020	2019
Gold produced (oz.)	121,140	124,867	127,914	91,136	93,056	84,172

	Silvertip
	2021	2020	2019
Silver produced (oz.)	—	139,287	1,161,926
Zinc produced (lb.)	—	2,459,756	17,103,427
Lead produced (lb.)	—	2,176,847	16,555,622
MINERAL RESERVES AND MINERAL RESOURCES
Internal Controls
The company’s internal controls are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results as well as mineral resource and reserve estimation are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection, analysis, verification, storage, reporting and use of drillhole, assay, metallurgical and other technical and scientific information, including the following:
•Third-party fully certified labs are used for assays used in public disclosure or resource models ;
•Drill programs include insertion of blank, duplicate, and certified reference materials;
•QA/QC program with sufficient results for the analytical programs;

•All core and reverse-circulation samples have been cataloged and stored in secure and designated areas on company property;
•Data is subject to validation, which includes checks on downhole surveys, collar coordinates, geological data, and assay data;
•Prior to use in mineral resource or mineral reserve estimation, the selected data to support estimation are downloaded from the database into a project file and reviewed for improbable entries and high values;
•Written procedures and guidelines are used to support estimation methods and approaches;
•Completion of annual technical statements on each mineral resource and mineral reserve estimate by qualified persons. These technical statements include evaluation of modifying and technical factors, incorporate available reconciliation data, and are based on a cashflow analysis;
•Internal reviews of block models, mineral resources and mineral reserves using a “layered responsibility” approach with Qualified Person involvement at the site and corporate levels;
Internal controls are discussed where required in the relevant chapters of the technical report summary. The following sub-sections summarize the types of procedures, protocols, guidance and controls that Coeur has in place for its exploration and mineral resource and reserve estimation efforts, and the type of risk assessments that are undertaken.
Exploration and Drilling
Coeur has the following internal controls protocols in place for exploration data:
•Written procedures and guidelines to support preferred sampling methods and approaches; periodic compliance reviews of adherence to such written procedures and guidelines;
•Maintenance of a complete chain-of-custody, ensuring the traceability and integrity of the samples at all handling stages from collection, transportation, sample preparation and analysis to long-term sample storage;
•Geological logs are checked and verified, and there is a physical sign-off to attest to the validation protocol required;
•Quality control checks on collar and downhole survey data for errors or significant deviations;
•Third-party fully certified labs are used for assays used in public disclosure or resource models
•Appropriate types of quality control samples are inserted into the sample stream at appropriate frequencies to assess analytical data quality;
•Regular inspection of analytical and sample preparation facilities by appropriately experienced Coeur personnel;
•QA/QC data are regularly verified to ensure that outliers sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated. Changes to database entries are required be documented;
•Database upload and verification procedures to ensure the accuracy and integrity of the data being entered into the Project database(s). These are typically performed using software data-checking routines. Changes to database entries are required to be documented. Data are subject to regular backups.
Mineral Resource and Mineral Reserve Estimates
Coeur has the following internal controls protocols in place for mineral resource and mineral reserve estimation:
•Prior to use in mineral resource or mineral reserve estimation, the selected data to support estimation are downloaded from the database into a project file and reviewed for improbable entries and high values;
•Written procedures and guidelines are used to support estimation methods and approaches;
•Completion of annual technical statements on each mineral resource and mineral reserve estimate by qualified persons. These technical statements include evaluation of modifying and technical factors, incorporate available reconciliation data, and are based on a cashflow analysis;
•Internal reviews of block models, mineral resources and mineral reserves using a “layered responsibility” approach with Qualified Person involvement at the site and corporate levels;

Development of our mineral resource and mineral reserve estimates use tools and processes such as mine design, scheduling and geostatistical tools that conform to industry best practices and are regularly reviewed and reconciled by internal and external parties. There are internal and external audit processes for mineral resource and mineral reserve estimation.
Mineral resources and mineral reserves are estimates that contain inherent risk and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. See Risk Factors in Item 1A for additional information.
MINERAL RESERVES

	Summary Gold Mineral Reserves at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)(9)
	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo(4)	3,754	0.066	247	12,139	0.052	637	15,893	0.056	884
United States
Rochester(5)	386,008	0.003	998	31,769	0.003	82	417,777	0.003	1,080
Kensington(6)	656	0.191	125	690	0.197	136	1,346	0.194	261
Wharf(7)	27,976	0.022	621	8,306	0.028	231	36,282	0.023	852
Total Gold Reserves	418,394	0.005	1,991	52,904	0.021	1,086	471,298	0.007	3,077

	Summary Silver Mineral Reserves at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)(9)
	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo(4)	3,754	4.39	16,480	12,139	3.78	45,875	15,893	3.92	62,355
United States
Rochester(5)	386,008	0.39	149,652	31,769	0.36	11,593	417,777	0.39	161,245
Canada
Silvertip(8)	186	12.01	2,233	1,618	7.67	12,403	1,804	8.11	14,636
Total Silver	389,948	0.43	168,365	45,526	1.53	69,871	435,474	0.55	238,236

	Summary Zinc Mineral Reserves at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)(9)
	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip(8)	186	10.1%	37,647	1,618	8.0%	258,418	1,804	8.2%	296,065

	Summary Lead Mineral Reserves at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)(9)
	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip(8)	186	8.5%	31,656	1,618	5.0%	161,569	1,804	5.4%	193,225
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
(2)    Assumed metal prices for 2021 Mineral Reserves were $20.00 per ounce of silver, $1,400 per ounce of gold, $1.15 per pound of zinc, $0.95 per pound of lead.

(3)    The Mineral Reserve estimates are current as of December 31, 2021, and are reported using the definitions in SK 1300 and were prepared by the company’s technical staff.
(4)    Mineral Reserve estimates use the following key input parameters: Assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 1.94–2.51 g/t AuEq and an incremental development cut-off grade of 1.08 g/t AuEq; metallurgical recovery assumption of 93.1% for gold and 81.9% for silver; mining dilution assumes 1 meter of hanging wall waste dilution; mining loss of 5% was applied; variable mining costs that range from US$36.01–US$41.75/tonne, surface haulage costs of US$3.52/t, process costs of US$27.29/tonne, general and administrative costs of US$11.00/tonne, and surface/auxiliary support costs of US$3.19/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Reserves.
(5)    Mineral Reserve estimates are tabulated within a confining pit shell and use the following input parameters: Rochester oxide recovery Au = 85% and Ag = 59%; Nevada Packard oxide recovery Au = 95% and Ag = 61%; with a net smelter return cutoff of $2.55/st oxide and US$2.65/st sulfide, where the NSR is calculated as resource net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 43º over the life-of-mine.
(6)    Mineral Reserve estimates use the following key input parameters: assumption of conventional underground mining; gold price of $1400/oz; reported above a gold cut-off grade of 0.143-0.201 oz/st Au; metallurgical recovery assumption of 95%; gold payability of 97.5%; mining dilution varies from 15-23%; mining loss of 5% was applied; variable mining costs that range from US$90.91–150.73/ton mined; process costs of US$46.93/ton processed; general and administrative costs of US$38.83/ton processed; and concentrate refining and shipping costs of US$60.00/oz sold.
(7)    Mineral Reserve estimate uses the following key input parameters: assumption of conventional open pit mining; reported above a gold cut-off grade of 0.010 oz/ton Au; metallurgical recovery assumption of 80%; royalty burden of US$56/oz Au; pit slope angles that vary from 34–50º; mining costs of US$2.15/ton mined, rehandle costs of US$1.65/ton rehandled, process costs of US$10.34/ton processed (includes general and administrative costs).
(8)    Underground Mineral Resource estimates are reported using a net smelter return (“NSR”) cutoff of US$130-160/tonne. Mineral Resources are reported insitu using the following assumptions: The estimate use the following key input parameters: lead recovery of 87-88%, zinc recovery of 81-82% and silver recovery of 88-89%. Lead concentrate grade of 51-53%; zinc concentrate grade of 48-50%; mining dilution varies from 5-25%; mining loss of 5% was applied; mining costs of US$68.77/tonne; processing costs of US$58.20/tonne and US$46.49/tonne, where the NSR ($/tonne) = tonnes x grade x metal prices x metallurgical recoveries – royalties – TCRCs – transport costs over the life of the mine.
(9)    Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tons, grades, and contained metal contents.

MINERAL RESOURCES

	Summary Gold Mineral Resources at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)(13)
	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	3,696	0.053	195	17,377	0.049	852	21,073	0.050	1,047	4,713	0.052	246
La Preciosa Project, Mexico(10)	9,536	0.005	45	19,141	0.006	118	28,677	0.006	163	1,761	0.003	6
United States
Rochester Mine, USA(7)	191,889	0.002	372	39,565	0.002	74	231,454	0.002	446	128,410	0.002	243
Kensington Mine, USA(5)	2,860	0.231	660	1,263	0.256	323	4,123	0.238	983	1,915	0.238	455
Wharf Mine, USA(6)	13,947	0.020	273	6,379	0.022	139	20,326	0.020	412	3,724	0.024	90
Lincoln Hill Project, USA(11)	4,642	0.012	58	27,668	0.011	306	32,310	0.011	364	22,952	0.011	255
Sterling Project, USA(9)	—	—	—	—	—	—	—	—	—	36,824	0.025	914
Wilco Project, USA(12)	—	—	—	—	—	—	—	—	—	25,736	0.021	531
Total Gold	226,570	0.007	1,603	111,393	0.016	1,812	337,963	0.010	3,415	226,035	0.012	2,740

	Summary Silver Mineral Resources at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)13)
	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	3,696	3.89	14,373	17,377	3.41	59,340	21,073	3.50	73,713	4,713	3.70	17,453
La Preciosa Project, Mexico(10)	9,536	3.04	29,001	19,141	3.98	76,185	28,677	3.67	105,186	1,761	3.31	5,835
United States
Rochester Mine, USA(7)	191,889	0.29	56,573	39,565	0.33	12,932	231,454	0.30	69,505	128,410	0.30	38,626
Lincoln Hill Project, USA(11)	4,642	0.34	1,592	27,668	0.31	8,655	32,310	0.32	10,247	22,952	0.36	8,163
Wilco Project, USA(12)	—	—	—	—	—	—	—	—	—	25,736	0.13	3,346
Canada
Silvertip Mine, Canada(8)	319	10.33	3,296	2,498	9.23	23,048	2,817	9.35	26,344	2,350	7.57	17,787
Total Silver	210,082	0.46	104,835	106,249	1.58	180,160	316,331	0.84	284,995	185,922	0.40	91,210

	Summary Zinc Mineral Resources at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)13)
	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	319	9.4%	60,029	2,498	10.6%	529,353	2,817	10.5%	589,382	2,350	9.0%	422,335

	Summary Lead Mineral Resources at End of the Fiscal Year Ended December 31, 2021(1)(2)(3)(13)
	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	319	6.6%	41,939	2,498	5.4%	270,643	2,817	5.6%	312,582	2,350	4.3%	200,725
(1)Certain definitions:
The term “resource” means that it is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or     quantity that there are reasonable prospects for economic extraction. Inferred, Indicated, and Measured resources are in order of increasing confidence based on level of underlying geological evidence. The term ‘inferred resource’ is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The term “limited geological evidence” means evidence that is only sufficient to establish that geological and grade or quality continuity is more likely than not. The level of geological uncertainty associated an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability and must have a reasonable expectation that the majority of inferred mineral resources could be upgraded to indicated or measured mineral resources with continued exploration.
(2)Mineral Resource estimates are reported exclusive of mineral reserves, are current as of December 31, 2021, and are reported using definitions in SK 1300 and were prepared by the company’s technical staff.
(3)Assumed metal prices for 2021 estimated Mineral Resources were $22.00 per ounce of silver, $1,700 per ounce of gold, $1.30 per pound of zinc, $1.00 per pound of lead, unless otherwise noted.
(4)Mineral Resource estimates use the following key input parameters: Assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 1.59-2.21 g/t AuEq; metallurgical recovery assumption of 93.1% for gold and 81.9% for silver; variable mining costs that range from US$36.01–US$41.75/t, surface haulage costs of US$3.52/tonne, process costs of US$27.29/tonne, general and administrative costs of US$11.00/tonne, and surface/auxiliary support costs of US$3.19/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Resources.
(5)Mineral Resource estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold cut-off grade that ranges from 0.116–0.164 oz/ton Au; metallurgical recovery assumption of 95%; gold payability of 97.5%, variable mining costs that range from US$90.91–150.73/ton mined, process costs of US$46.93/ton processed, general and administrative costs of US$38.83/ton processed. and concentrate refining and shipping costs of US$60.00/oz sold.
(6)Mineral Resource estimate uses the following key input parameters: assumption of conventional open pit mining; reported above a gold cut-off grade of 0.010 oz/ton Au; metallurgical recovery assumption of 78.7% across all rock types; royalty burden of US$56/oz Au; pit slope angles that vary from 34–50º; mining costs of $2.15/ton mined, rehandle costs of US$1.65/ton rehandled, process costs of US$10.34/ton processed (includes general and administrative costs)
(7)Mineral Resource estimates are tabulated within confining pit shells that uses the following input parameters: oxide gold recovery of 77.7%-93.7% and silver recovery with range of 59%-61%; sulfide gold recovery range of 15.2%-77.7% and silver recovery with range of 0.0%-59% with a net smelter return cutoff of US$2.55–US$3.70/ton oxide and US$2.65/ton sulfide, where the NSR is calculated as resource net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); and variable pit slope angles that approximately average 43º over the life-of-mine.
(8)Underground Mineral Resource estimates are reported using a net smelter return (“NSR”) cutoff of US$130/tonne. Mineral Resources are reported insitu using the following assumptions: The estimate use the following key input parameters: lead recovery of 87-88%, zinc recovery of 81-82% and silver recovery of 88-89%. Lead concentrate grade of 51-53%; zinc concentrate grade of 48-50%; mining costs of US$68.77/tonne; processing costs of

US$58.20/tonne and US$46.49/tonne, where the NSR ($/tonne) = tonnes x grade x metal prices x metallurgical recoveries – royalties – TCRCs – transport costs over the life of the mine.
(9)Open Pit Mineral Resource estimates are reported in-situ and are contained within a confining pit shell and use the following key input parameters: reported above a gold cutoff of 0.007 ounces per ton; gold recoveries of 75-80%; mining costs of US$2.16/ton; process costs of US$2.70/ton; G&A costs of $1.00/ton; variable pit slope angles of 39-52º over the life-of-mine.
(10)Open Pit Mineral Resource estimate is reported using a net smelter return (“NSR”) cutoff of US$23/tonne and Underground Mineral Resources are reported using a NSR cut-off of $71/tonne. Mineral Resources are reported in-situ and contained within a conceptual measured, indicated and inferred optimized pit shell or conceptual underground mining shapes using the following assumptions: silver price of US$20/oz, gold price of US$1,400/oz. Average silver and gold recovery are 82% and 69%, respectively. Open pit mining cost is US$1.85/tonne, underground mining cost is US$47.96/tonne, processing cost is US$17.53/tonne and G&A cost is US$5.54/tonne. Mineral resources include hanging and footwall dilution, and typical mining recovery is estimated to be 95%. The technical and economic parameters are those that were used in the 2017 Resource Estimation. Based on the QPs review of the estimate, there would be no material change to the mineral resources if a gold price of US$1,700/oz, a silver price of US$22/oz or economic parameters were updated. Therefore the 2017 Mineral Resource report is considered current and is presented unchanged.
(11)Open Pit Mineral Resource estimate is reported in-situ and are contained within a confining pit shell and use the following key input parameters: reported above an oxide gold equivalent cutoff of 0.15 ounces per ton and 0.20 oz ounces per ton assuming a silver to gold ratio of 60:1; gold recoveries of 64%; silver recoveries of 59%; mining costs of US$3.10/ton; process costs of US$3.60/ton; general and administrative costs of $1.50/ton processed; average pit slope angles of 45º over the life-of-mine. The technical and economic parameters are those that were used in the 2018 Resource Estimation. Based on the QPs review of the estimate, there would be no material change to the Mineral Resource if a gold price of US$1,700/oz, a silver price of US$22/oz or economic parameters were updated. Therefore the 2018 Mineral Resource is considered current and is presented unchanged.
(12)Open Pit Mineral Resource estimates are reported using an equivalent gold cutoff of 0.20 ounces per ton assuming a silver to gold ratio of 60:1. Resources are reported in-situ and contained withed a conceptual measured, indicated and inferred optimized pit shell. Silver price of US$20/oz, gold price of US$1,400/oz. Average oxide and sulfide gold recovery is 70%, average carbonaceous gold recovery is 50%. Average oxide and sulfide gold recovery is 60%. Average carbonaceous silver recovery is 50%. Open pit mining cost is US$1.50/ton, processing and processing and G&A cost is US$5.46/ton; average pit slope angles of 50º. The technical and economic parameters are those that were used in the 2017 Resource Estimation. Based on the QPs review of the estimate, there would be no material change to the mineral resources if a gold price of US$1,700/oz, a silver price of US$22/oz or economic parameters were updated. Therefore the 2018 Mineral Resource report is considered current and is presented unchanged.
(13)Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tons, grades, and contained metal contents.

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
On February 14, 2022, there were 256,818,363 outstanding shares of the Company’s common stock which were held by approximately 1,168 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX
The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2016 and ending December 31, 2021 to the S&P 500 and a Peer Group Index consisting of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Eldorado Gold Corporation, Endeavor Mining Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, Kirkland Lake Gold Ltd., New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, Royal Gold, Inc., SSR Mining Inc., and Yamana Gold Inc. (“Peer Group”). The Company formerly included Agnico-Eagle Mines Limited (“Agnico-Eagle”), Royal Gold, Inc. (“Royal Gold”) and Tahoe Resources Inc. (“Tahoe”) in the Peer Group. Agnico-Eagle was removed due to revenue size, Royal Gold was removed because it is not directly a mining company and Tahoe was acquired in 2021 by Pan American Silver Corporation, which is part of the Company’s Peer Group. The Company added Kirkland Lake Gold Ltd. and Endeavor Mining Corporation to the Peer Group in 2021.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

350
300
250
200
150
100
50
0
Dec-2016
Dec-2017
Dec-2018
Dec-2019
Dec-2020
Dec-2021
Coeur Mining
S&P 500
Peer Group

	Dec. 2016	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021
Coeur Mining	100.0	82.51	49.17	88.89	113.86	55.45
S&P 500 Index	100.0	121.83	116.49	153.17	181.35	233.41
Peer Group	100.0	110.91	127.92	274.91	321.13	280.29

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this Item. We provide Costs applicable to sales (“CAS”) allocation, referred to as the co-product method, based on revenue contribution for Palmarejo, Rochester and Silvertip and based on the primary metal, referred to as the by-product method, for Wharf. Revenue from secondary metal, such as silver at Wharf, is treated as a cost credit.
Overview
We are primarily a gold and silver producer with assets located in the United States, Canada and Mexico
2021 Highlights
For full year 2021, Coeur reported revenue of $832.8 million and cash flow from operating activities of $110.5 million. We reported GAAP net loss of $31.3 million, or $0.13 per diluted share. On an adjusted basis1, the Company reported EBITDA of $210.8 million and net loss of $1.4 million or $0.01 per diluted share.
•Solid fourth quarter production growth led to full-year production within guidance ranges – Gold and silver production increased 2% and 6% quarter-over-quarter, respectively, to 88,946 ounces and 2.6 million ounces. Full-year gold and silver production totaled 348,529 ounces and 10.1 million ounces, respectively, within the Company’s consolidated production guidance range for both metals
•Strong cost performance from primary gold operations – Full-year costs applicable to sales1 at Palmarejo, Kensington and Wharf were within their guidance ranges for 2021 despite inflationary cost headwinds, leading to strong free cash flow1 at each of these primary gold operations. During 2021, gold sales represented 70% of the Company’s total revenue
•Largest exploration program in Company history extended mine lives and drove resource growth – Coeur increased total exploration investment 41% year-over-year to $71 million in 2021, bringing its five-year cumulative investment in exploration to nearly $240 million, which has led to significant increases in reserves and resources. From the 2021 program, mine life extensions at Palmarejo and Wharf as well as significant resource additions at Silvertip and Kensington continue to lay the foundation for future organic growth
•Updated capital and schedule estimates for Rochester expansion provide clarity – The Company estimates the total capital for the Plan of Operations Amendment 11 (“POA 11”) will be approximately $520 million, which is in-line with recent updates. Approximately $236 million has been incurred on the project as of December 31, 2021. In addition, Coeur estimates the cost to incorporate pre-screens into the new crusher circuit and associated re-assessment of project contingency to be approximately $70 - $80 million. Construction is expected to be completed mid-2023 with commissioning to follow. Post-expansion, full-year production is expected to average roughly 8 million ounces of silver and 76,250 ounces of gold with average free cash flow1 of $90 million from 2024 to 20344
•Silvertip trade-off study underway – The Company commenced work to assess the economics of a potential larger expansion and restart of its high-grade Silvertip silver-zinc-lead property in British Columbia. The review is evaluating the potential to target a higher throughput to take advantage of the significant resource growth and on a timetable that would sequence an expansion and restart following completion and commissioning of the Rochester expansion. Results from this ongoing work are expected by the end of the year
•Initial Technical Report Summaries filed under new SEC rules confirm strength and stability of Coeur’s multi-asset portfolio – The Company today filed initial Technical Report Summaries pursuant to Item 1300 of SEC Regulation S-K. Highlights from the reports include reserve-only based mine lives of 8 years at Palmarejo, 13 years at Rochester, 3 years at Kensington and 8 years at Wharf

Selected Financial and Operating Results

	Year Ended December 31,
In thousands	2021	2020	2019
Financial Results:
Gold sales	$578,911	$584,633	$493,347
Silver sales	$253,917	$200,175	$191,478
Zinc sales	$—	$(662)	$12,806
Lead sales	$—	$1,315	$13,871
Consolidated Revenue	$832,828	$785,461	$711,502
Net income (loss)	$(31,322)	$25,627	$(346,896)
Net income (loss) per share, diluted	$(0.13)	$0.11	$(1.59)
Adjusted net income (loss)(1)	$(1,393)	$59,013	$(54,583)
Adjusted net income (loss) per share, diluted(1)	$(0.01)	$0.24	$(0.25)
EBITDA(1)	$148,402	$214,767	$(154,378)
Adjusted EBITDA(1)	$210,845	$263,365	$173,854
Total debt(2)	$487,501	$275,501	$295,497
Operating Results:
Gold ounces produced	348,529	355,678	359,418
Silver ounces produced	10,068,112	9,698,236	11,748,734
Zinc pounds produced	—	2,459,756	17,103,427
Lead pounds produced	—	2,176,847	16,555,622
Gold ounces sold	350,347	356,251	367,650
Silver ounces sold	10,133,837	9,628,429	11,914,567
Zinc pounds sold	—	3,203,446	18,154,521
Lead pounds sold	—	2,453,485	16,487,847
Average realized price per gold ounce	$1,652	$1,641	$1,342
Average realized price per silver ounce	$25.06	$20.79	$16.07
Average realized price per zinc pound, gross(3)	$—	NM(3)	$0.71
Average realized price per lead pound, gross(3)	$—	NM(3)	$0.84
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.
(3)Due to the suspension of mining and processing activities these amounts are not meaningful.
(4)    Additional details for Rochester can be found in the Technical Report Summary filed by the Company with the U.S. Securities and Exchange Commission on February 16, 2022 which is incorporated by reference into this Report.
Consolidated Financial Results
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Revenue
We sold 350,347 gold ounces and 10.1 million silver ounces, compared to 356,251 gold ounces, 9.6 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds in the prior year. Revenue increased by $47.4 million, or 6%, as a result of a 1% and 21% increase in average realized gold and silver prices, respectively, and higher silver ounces sold (5%), partially offset by lower gold ounces sold (2%). The increase in silver ounces sold was primarily due to higher mill throughput at Palmarejo. Gold and silver accounted for 70% and 30% of 2021 sales revenue, respectively. This compares to gold and silver accounting for 74% and 25% of 2020 sales revenue, respectively, with zinc and lead accounting for the remaining 2020 sales revenue.

The following table summarizes consolidated metal sales:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
Gold sales	$578,911	$584,633	$(5,722)	(1)%
Silver sales	253,917	200,175	53,742	27%
Zinc sales	—	(662)	662	(100)%
Lead sales	—	1,315	(1,315)	(100)%
Metal sales	$832,828	$785,461	$47,367	6%
Costs Applicable to Sales
Costs applicable to sales increased $71.2 million, or 16%, primarily due to inflationary pressures related to employee-related, maintenance and consumable costs at all operating sites, higher silver ounces sold primarily at Palmarejo, the Rochester fourth quarter lower of cost or net realizable value (“LCM”) adjustment of $7.3 million, partially offset by the $13.8 million favorable impact from foreign currency hedges. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $3.1 million, or 2%, primarily due to longer assumed mine life based on year-end 2020 mineral reserve growth, partially offset by higher silver ounces sold.
Expenses
General and administrative expenses increased $6.7 million, or 20%, primarily due to higher compensation, travel and outside service costs.
Exploration expense increased $8.5 million, or 20%, as the Company maintained its commitment to a higher-level of exploration investment following the completion of the largest and most successful drilling campaign in Coeur’s history during 2020. The Company completed 746,900 feet (227,650 meters) of expansion drilling and 417,200 feet (127,175 meters) of infill drilling in 2021 compared to 617,500 feet (188,225 meters) of expansion drilling and 165,700 feet (50,475 meters) of infill drilling in 2020.
Pre-development, reclamation, and other expenses decreased $7.0 million, or 13%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols, partially offset by full-year ongoing carrying costs and absence of one-time 2020 costs associated with the suspension of mining and processing activities at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2021	2020
COVID-19	$6,618	$15,555	$(8,937)	(57)%
Silvertip ongoing carrying costs	24,928	16,384	8,544	52%
Silvertip suspension costs	—	11,199	(11,199)	(100)%
Gain on modification of right of use lease	—	(4,051)	4,051	(100)%
Asset retirement accretion	11,988	11,754	234	2%
Other	5,144	4,813	331	7%
Pre-development, reclamation and other expense	$48,678	$55,654	$(6,976)	(13)%
Other Income and Expenses
During the first quarter of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 2024 Senior Notes concurrent with the completed offering of the 2029 Senior Notes.
Fair value adjustments, net, decreased to a loss of $0.5 million compared to a gain of $7.6 million as a result of a reduction in value of the Company’s equity investments. The estimated fair values of the Company’s equity investments in Victoria Gold Corp. and Integra Resources Corp. (“Integra Resources”) were $124.2 million and $8.0 million, respectively, at December 31, 2021.

Interest expense (net of capitalized interest of $11.1 million) decreased to $16.5 million from $20.7 million due to higher capitalized interest associated with the POA 11 project at Rochester, and lower interest paid under the RCF, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes and higher interest paid under finance lease obligations.
Other, net increased to a loss of $22.9 million compared to $5.9 million due to a write-down of a VAT receivable of $26.0 million due to uncertain collectability, partially offset by an increase in gains on the sale of assets in 2021 and a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars incurred in 2020. For additional details on the VAT receivable write-down see Note 20 -- Commitments and Contingencies.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year Ended December 31,
In thousands	2021	2020
Income and mining tax (expense) benefit at statutory rate	$(764)	$(13,161)
State tax provision from continuing operations	2,009	(152)
Change in valuation allowance	(28,615)	(17,522)
Percentage depletion	4,968	5,056
Uncertain tax positions	920	2,321
U.S. and foreign permanent differences	4,105	3,844
Foreign exchange rates	(384)	1,390
Foreign inflation and indexing	(1,087)	684
Foreign tax rate differences	(4,901)	(3,971)
Mining, foreign withholding, and other taxes	(12,599)	(17,457)
Other, net	1,390	1,923
Income and mining tax (expense) benefit	$(34,958)	$(37,045)
Income and mining tax expense of approximately $35.0 million resulted in an effective tax rate of 961.4% for 2021. This compares to income tax expense of $37.0 million or effective tax rate of 59.1% for 2020. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rates; (v) percentage depletion (vi) the impact of uncertain tax positions; and (vii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2021		2020
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(34,196)	$(6,142)	$40,891	$(9,361)
Canada	(52,299)	1,224	(68,730)	232
Mexico	87,233	(30,040)	90,116	(27,949)
Other jurisdictions	2,898	—	395	33
	$3,636	$(34,958)	$62,672	$(37,045)
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see “Item 1A - Risk Factors” in the 2021 10-K.

Net Income (Loss)
Net loss was $31.3 million, or $0.13 per diluted share, compared to net income of $25.6 million, or $0.11 per share. The decrease in net income was driven by higher operating costs, a VAT write-down of $26.0 million, higher exploration expense, a $9.2 million loss on debt extinguishment and higher income and mining taxes. This was partially offset by a 1% and 21% increase in average realized gold and silver prices, respectively and higher silver ounces sold (5%). Adjusted net loss was $1.4 million, or $0.01 per diluted share, compared to an adjusted net income of $59.0 million, or $0.24 per share (see “Non-GAAP Financial Performance Measures”).
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Revenue
Revenue increased by $74.0 million or 10%, as a result of a 22% and 29% increase in average realized gold and silver prices, respectively, partially offset by lower gold and silver ounces sold (3% and 19%, respectively), recovery delays at Rochester and the suspension of mining and processing activities at Silvertip in February. We sold 356,251 gold ounces, 9.6 million silver ounces, 3.2 million zinc pounds and 2.5 million lead pounds compared to 367,650 gold ounces, 11.9 million silver ounces, 18.2 million zinc pounds and 16.5 million lead pounds in the prior year. Gold and silver accounted for 74% and 25% of 2020 sales revenue, respectively, with zinc and lead accounting for the remaining sales revenue. This compares to gold and silver accounting for 69% and 27% of 2019 sales revenue.

The following table summarizes consolidated metal sales:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
Gold sales	$584,633	$493,347	$91,286	19%
Silver sales	200,175	191,478	8,697	5%
Zinc sales	(662)	12,806	(13,468)	(105)%
Lead sales	1,315	13,871	(12,556)	(91)%
Metal sales	$785,461	$711,502	$73,959	10%
Costs Applicable to Sales
Costs applicable to sales decreased primarily due to the suspension at Silvertip and lower ounces sold at Palmarejo and Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $47.5 million, or 27%, primarily due to the suspension at Silvertip, and longer assumed mine life based on year-end 2019 reserve growth at Palmarejo and lower ounces sold at Palmarejo and Rochester.
Expenses
General and administrative expenses decreased $0.8 million, or 2%, primarily due to lower travel costs.
Exploration expense increased $20.1 million, or 89%, due to the Company’s multi-year exploration program. The Company completed 617,500 feet (188,225 meters) of expansion drilling and 165,700 feet (50,475 meters) of infill drilling in 2020 compared to 342,500 (104,425 meters) of expansion drilling and 181,600 feet (55,350 meters) of infill drilling in 2019.
Pre-development, reclamation, and other expenses increased $37.2 million, or 202%, stemming from ongoing carrying and suspension costs at Silvertip and incremental costs incurred to comply with the Company’s COVID-19 health and safety protocols, partially offset by a gain resulting from the modification of a right of use lease at Silvertip.

The following table summarizes pre-development, reclamation, and other expenses:

	Year ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2020	2019
COVID-19	$15,555	$—	$15,555	100%
Silvertip ongoing carrying costs	16,384	—	16,384	100%
Silvertip suspension costs	11,199	—	11,199	100%
Gain on modification of right of use lease	(4,051)	—	(4,051)	100%
Asset retirement accretion	11,754	12,154	(400)	(3)%
Other	4,813	6,267	(1,454)	(23)%
Pre-development, reclamation and other expense	$55,654	$18,421	$37,233	202%
Other Income and Expenses
Fair value adjustments, net, decreased to a gain of $7.6 million compared to $16.0 million as a result of changes in value related to the Company’s equity investments, primarily Integra Resources and Metalla Royalty & Streaming Ltd. ("Metalla"), which had estimated fair values of $11.9 million and $1.0 million, respectively, at December 31, 2020.
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
2022 Guidance Framework
2022 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	100,000 - 110,000	6,000 - 7,000
Rochester	35,000 - 43,000	3,000 - 4,000
Kensington	110,000 - 120,000	—
Wharf	70,000 - 80,000	—
Total	315,000 - 353,000	9,000 - 11,000

2022 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$750 - $850	$13.50 - $14.50
Rochester (co-product)	$1,490 - $1,590	$20.75 - $22.75
Kensington	$1,150 - $1,250	—
Wharf (by-product)	$1,225 - $1,325	—

2022 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$115 - $140
Capital Expenditures, Development	$205 - $250
Exploration, Expensed	$18 - $23
Exploration, Capitalized	$18 - $23
General & Administrative Expenses	$42 - $46

Note: The Company’s guidance figures assume estimated prices of $1,800/oz gold and $24.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Year Ended December 31,
	2021	2020	2019
Tons milled	2,106,741	1,751,525	1,755,957
Average gold grade (oz/t)	0.06	0.07	0.08
Average silver grade (oz/t)	3.93	4.45	4.85
Average recovery rate – Au	92.8%	89.9%	84.3%
Average recovery rate – Ag	82.4%	80.4%	79.3%
Gold ounces produced	109,202	110,608	111,932
Silver ounces produced	6,820,589	6,269,206	6,762,265
Gold ounces sold	108,806	110,822	116,104
Silver ounces sold	6,805,816	6,301,516	6,841,380
Costs applicable to sales per gold ounce(1)	$664	$610	$685
Costs applicable to sales per silver ounce(1)	$11.97	$9.14	$9.13
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold production decreased 1% as a result of lower gold grade, partially offset by higher mill throughput and recoveries. Silver production increased 9% as a result of higher mill throughput and recoveries, partially offset by lower silver grade. Metal sales were $320.3 million, or 38% of Coeur’s metal sales, compared with $286.6 million, or 36% of Coeur’s metal sales. Revenue for the year ended December 31, 2021 increased by $33.7 million or 12%, of which $23.9 million was due to higher average realized silver prices and $9.8 million was the result of a higher volume of silver sales. Costs applicable to sales per gold and silver ounce increased 9% and 31%, respectively, due to the mix of gold and silver sales, and higher employee-related, maintenance and consumable costs largely due to inflationary pressures, partially offset by the favorable impact of foreign currency hedges ($13.8 million). Amortization decreased to $36.1 million due to longer assumed mine life based on year-end 2020 mineral reserve growth. Capital expenditures increased to $36.5 million from $25.0 million due to higher underground development and infill drilling activities.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold and silver production decreased 1% and 7%, respectively, as a result of lower gold and silver grades, partially offset by higher gold and silver recovery. In the second quarter, Palmarejo temporarily suspended active mining and processing activities in accordance with a COVID-related government decree. After receiving guidance from the Mexican government in May that the suspension decree did not apply to precious metals mining, production began ramping back up in June, increasing steadily during the month as staffing levels returned to a pre-shutdown level. Despite the temporary suspension, Palmarejo’s milled tons were in-line with the prior year. Metal sales were $286.6 million, or 36% of Coeur’s metal sales, compared with $252.7 million, or 36% of Coeur’s metal sales. Revenue for the year ended December 31, 2020 increased by $33.9 million or 13%, of which $52.6 million was due to higher average realized gold and silver prices, partially offset by a decrease of $18.7 million due to a lower volume of gold and silver sales. Costs applicable to sales per gold ounce decreased 11% while costs applicable to sales per silver ounce remained comparable due to higher revenue contribution from silver sales compared to gold. Additionally, favorable foreign exchange rates and lower compensation and consumable costs contributed to an overall favorable movement in costs applicable to sales. Amortization decreased to $44.9 million due to longer assumed mine life based on year-end 2019 reserve growth and lower gold and silver ounces sold. Capital expenditures decreased to $25.5 million from $32.7 million due to lower underground development and lower mining equipment expenditures.
Rochester

	Year ended December 31,
	2021	2020	2019
Tons placed	13,687,536	15,696,565	10,582,518
Average gold grade (oz/t)	0.002	0.002	0.003
Average silver grade (oz/t)	0.42	0.52	0.46
Gold ounces produced	27,051	27,147	35,400
Silver ounces produced	3,158,017	3,174,529	3,761,060
Gold ounces sold	27,697	26,257	36,052
Silver ounces sold	3,241,624	3,054,139	3,844,556
Costs applicable to sales per gold ounce(1)	$1,801	$1,377	$1,251
Costs applicable to sales per silver ounce(1)	$25.10	$16.35	$14.34
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold and silver production remained comparable year over year. Metal sales were $130.8 million, or 16% of Coeur’s metal sales, compared with $110.3 million, or 14% of Coeur’s metal sales. Revenue for the year ended December 31, 2021 increased by $20.6 million or 19%, of which $13.3 million was the result of higher average realized gold and silver prices and $7.3 million was the result of a higher volume of gold and silver sales. Costs applicable to sales per gold and silver ounce increased 31% and 54%, respectively, due to the mix of gold and silver sales, higher employee-related, maintenance and consumable costs partially due to inflationary pressures, and a LCM adjustment of $7.3 million. Amortization increased to $20.2 million due to higher equipment depreciation from recently placed-in service assets and an LCM adjustment of $1.1 million in the fourth quarter. Capital expenditures increased to $166.5 million from $37.5 million due to the commencement of construction activities related to POA 11 in August 2020.
In the second half of 2021 the Company began seeing inflationary pressures on bids for remaining unawarded contracts on the POA 11 expansion project at Rochester during the second half of 2021, most notably on two structural, mechanical, piping, electrical and instrumentation (“SMPEI”) construction contracts for the Merrill-Crowe process plant and crushing circuit, respectively. Coeur recently selected the general SMPEI contractor for construction of the Merrill-Crowe process plant and crusher corridor based on a revised commercial approach from the previous lump-sum commercial model to a single contract. SMPEI work under the initial contract is beginning to advance.
Coeur has also advanced work related to implementation of pre-screens as part of the POA 11 expansion project and has elected to proceed with this scope change enhancement. As previously disclosed, the Company plans to integrate pre-screens into the current crushing system at Rochester, which is expected to drive improved performance while providing valuable operating experience and knowledge that can be applied to the new crushing circuit as part of the POA 11 expansion. Coeur has commenced detailed engineering for pre-screens and intends to align construction of the pre-screens with the completion of the crusher corridor. Installation of pre-screens on the existing crusher system is scheduled for the first half of 2022 with commissioning expected to begin around mid-year.

In connection with the items discussed above, the Company has conducted a comprehensive re-baselining of the overall schedule and costs associated with the original scope of POA 11.
Coeur now estimates the total construction capital for POA 11 to be approximately $597 million, which includes the 10-15% previously announced potential cost escalation as well as $70 - $80 million related to pre-screen implementation and additional project contingency to reflect ongoing COVID and schedule risk. As of December 31, 2021, the Company has incurred approximately $236 million in the expansion and 61% of the capital is now committed (excluding the recently-awarded SMPEI contract, which is expected to be formalized in the first quarter).
Excluding capital leases, Coeur forecasts capital expenditures related to POA 11 to be approximately $217 - $257 million and $131 - $171 million in 2022 and 2023, respectively. Additional details on expected production and capital expenditures for Rochester can be found in the Technical Report Summary filed by the Company with the U.S. Securities and Exchange Commission on February 16, 2022 which is incorporated by reference into this Report.
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold and silver production decreased 23% and 16%, respectively, due to the impact of dilution from stacking high-pressure grinding roll (“HPGR”) crushed material on top of historic ore on the Stage IV leach pad and upset conditions in the Merrill-Crowe process plant due to higher-than-expected fine particulates in pregnant solution from ore placed on newly constructed inter-lift liners in the first nine months of 2020. Metal sales were $110.3 million, or 14% of Coeur’s metal sales, compared with $112.0 million, or 16% of Coeur’s metal sales. Revenue for the year ended December 31, 2020 decreased by $1.7 million or 2%, of which $33.8 million was the result of a lower volume of gold and silver sales, partially offset by an increase of $32.1 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 10% and 14%, respectively, driven by higher cyanide and outside service costs and a change in the Company’s recovery rate assumptions. Amortization decreased to $14.3 million due to lower ounces sold. Capital expenditures increased to $37.5 million from $22.6 million due to the commencement of construction activities related to POA 11.
Kensington

	Year ended December 31,
	2021	2020	2019
Tons milled	667,560	675,731	658,378
Average gold grade (oz/t)	0.19	0.20	0.21
Average recovery rate	93.2%	93.0%	91.0%
Gold ounces produced	121,140	124,867	127,914
Gold ounces sold	122,181	124,793	130,495
Costs applicable to sales per gold ounce(1)	$1,086	$975	$917
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold production decreased 3% as a result of lower grade and lower mill throughput. Metal sales were $215.0 million, or 26% of Coeur’s metal sales, compared to $216.5 million, or 28% of Coeur’s metal sales. Revenue for the year ended December 31, 2021 decreased by $1.5 million or 1%, of which $4.6 million resulted from lower volume of gold sales, partially offset by an increase of $3.1 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 11% due to lower production and higher employee-related, maintenance and consumable costs, partially due to inflationary pressures. Amortization increased to $54.9 million primarily due to higher Jualin production, partially offset by lower ounces sold. Capital expenditures increased to $27.5 million from $19.8 million due to higher infill drilling and underground development.
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold production decreased 2% as a result of processing lower grade ore and COVID-19 response efforts that temporarily impacted mine production in the first nine months of 2020. Metal sales were $216.5 million, or 28% of Coeur’s metal sales, compared to $181.1 million, or 25% of Coeur’s metal sales. Revenue for the year ended December 31, 2020 increased by $35.4 million or 20%, of which $45.3 million was due to higher average realized gold prices, partially offset by a decrease of $9.9 million due to a lower volume of gold sales. Costs applicable to sales per gold ounce increased 6% due to lower production and higher compensation, outside service and maintenance costs, partially offset by lower diesel costs. Amortization decreased to $49.5 million due to lower ounces sold. Capital expenditures decreased to $19.8 million from $23.5 million due to lower underground development.

Wharf

	Year ended December 31,
	2021	2020	2019
Tons placed	4,702,882	4,710,875	4,613,359
Average gold grade (oz/t)	0.027	0.027	0.023
Gold ounces produced	91,136	93,056	84,172
Silver ounces produced	89,506	115,214	63,483
Gold ounces sold	91,663	94,379	84,999
Silver ounces sold	86,397	113,790	64,161
Costs applicable to sales per gold ounce(1)	$997	$923	$937
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold production decreased 2% driven by the timing of recoveries. Metal sales were $166.7 million, or 20% of Coeur’s metal sales, compared to $170.2 million, or 22% of Coeur’s metal sales. Revenue for the year ended December 31, 2021 decreased by $3.5 million or 2%, of which $5.6 million resulted from a lower volume of gold sales, partially offset by an increase of $2.1 million due to higher average realized gold and silver prices. Costs applicable to sales per gold ounce increased 8% due to higher equipment rental, diesel and employee-related costs partially due to inflationary pressures. Amortization decreased to $11.0 million due to lower ounces sold. Capital expenditures were $8.1 million reflecting $4.0 million of infill drilling.
Year Ended December 31, 2020 compared to Year Ended December 31, 2019
Gold production increased 11% driven by higher grade. Metal sales were $170.2 million, or 22% of Coeur’s metal sales, compared to $121.4 million, or 17% of Coeur’s metal sales. Revenue for the year ended December 31, 2020 increased by $48.8 million or 40%, of which $31.1 million was due to higher average realized gold and silver prices and $17.7 million was the result of a higher volume of gold and silver sales. Costs applicable to sales per gold ounce decreased 2% due to higher production and lower diesel costs. Amortization increased to $12.5 million due to higher ounces sold. Capital expenditures were $2.4 million.
Silvertip

	Year Ended December 31,
	2021	2020 (1)	2019
Silver ounces produced	—	139,287	1,161,926
Zinc pounds produced	—	2,459,756	17,103,427
Lead pounds produced	—	2,176,847	16,555,622
Silver ounces sold	—	158,984	1,164,470
Zinc pounds sold	—	3,203,446	18,154,521
Lead pounds sold	—	2,453,485	16,487,847
Costs applicable to sales per silver ounce(2)	$—	NM (2)	$31.92
Costs applicable to sales per zinc pound(2)	$—	NM (2)	$2.34
Costs applicable to sales per lead ounce(2)	$—	NM (2)	$1.76
(1) Due to the suspension of mining and processing activities these amounts are not meaningful.
(2) See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2021
Silvertip suspended mining and processing activities, unrelated to COVID-19, in February 2020. Operational results in the table above reflected performance prior to the suspension. Ongoing carrying and suspension costs are included in Pre-development, reclamation, and other.
Coeur continues to generate positive results from ongoing exploration as the Company evaluates various opportunities to enhance the economics of a potential expansion and restart of Silvertip.
The Company received preliminary capital estimates for an accelerated expansion and restart in late 2021, which were higher than originally anticipated and reflect overall inflationary pressures as well as supply disruptions and labor market tightness consistent with broader macroeconomic themes.
Capital expenditures increased to $70.1 million from $13.1 million due to planned early civil works construction, higher infill drilling and underground development. For 2022, capital expenditures are expected to be approximately $15 - 25 million, primarily focusing on the economics of a potential expansion, including study work to evaluate additional opportunities to enhance and restart and as well as continued underground development and infill drilling at the mine.
In June 2021, Silvertip repurchased from Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineral resources mined, and 1.00% thereafter for $7.0 million.

Liquidity and Capital Resources
At December 31, 2021, the Company had $58.3 million of cash, cash equivalents and restricted cash and $200.0 million available under the RCF. Cash and cash equivalents decreased $36.1 million in the year ended December 31, 2021, due to higher capital expenditures related to POA 11 at Rochester and the potential expansion project at Silvertip coupled with higher operating costs, lower gold ounces sold (2%), higher general and administrative and exploration costs, and the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums. This was partially offset by a 1% and 21% increase in average realized gold and silver prices, respectively, higher silver ounces sold (5%), $65.0 million drawn from the RCF, and the net proceeds of $367.5 million from the issuance of the 2029 Senior Notes.
Since the start of the COVID-19 pandemic, the Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company has been able to periodically draw and make repayments under its RCF subsequent to the start of the COVID-19 pandemic. The RCF was amended in March 2021 to extend the maturity to March 2025 and to potentially allow the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million. At December 31, 2021, the Company had $65.0 million drawn and $35.0 million in outstanding letters of credit under the RCF. The Company also holds $132.0 million of equity securities including a 17.8% interest in Victoria Gold. Additionally, Coeur established a $100.0 million ATM Program in April 2020 as a means to proactively increase its financial flexibility in response to increased volatility and uncertainty associated with COVID-19. At the date of this filing, the Company has yet to issue any shares of its common stock under the ATM Program.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and long-term. We expect to use a combination of cash provided by operating activities, borrowings under our RCF and additional capital leases to fund near term capital requirements, including those described in this Report for POA 11 and in our 2022 capital expenditure guidance. We also have additional potential sources of funding including proceeds from sales under the ATM program, potential asset sales, and the monetization of our equity investments, including our investment in Victoria Gold. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration and potential development of our other projects, such as Crown/Sterling and the Lincoln Hill area adjacent to Rochester.
Coeur now estimates the total construction capital for POA 11 to be approximately $597 million, which includes the 10-15% previously announced potential cost escalation as well as $70 - $80 million related to pre-screen implementation and additional project contingency to reflect ongoing COVID and schedule risk. As of December 31, 2021, the Company has incurred approximately $236 million in the expansion and 61% of the capital is now committed (excluding the recently-awarded SMPEI contract, which is expected to be formalized in the first quarter).
Excluding capital leases, Coeur forecasts capital expenditures related to POA 11 to be approximately $217 - $257 million and $131 - $171 million in 2022 and 2023, respectively. Additional details on expected production and capital expenditures for Rochester can be found in the Technical Report Summary filed by the Company with the U.S. Securities and Exchange Commission on February 16, 2022 which is incorporated by reference into this Report.

We also have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services.
If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we may need to incur additional indebtedness or issue additional equity securities, among other financing options, which may not be available on acceptable terms or at all. This could have a material adverse impact on the Company, as discussed in more detail under Item 1A – Risk Factors.
Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2021 was $110.5 million, compared to $148.7 million for the year ended December 31, 2020. Adjusted EBITDA for the year ended December 31, 2021 was $210.8 million, compared to $263.4 million for the year ended December 31, 2020 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Year Ended December 31,
In thousands	2021	2020	2019
Cash flow before changes in operating assets and liabilities	$145,615	$162,434	$134,234
Changes in operating assets and liabilities:
Receivables	(983)	(9,463)	(2,739)
Prepaid expenses and other	489	(2,621)	280
Inventories	(27,628)	(34,538)	(62,998)
Accounts payable and accrued liabilities	(7,011)	32,897	23,103
Cash provided by operating activities	$110,482	$148,709	$91,880

Net cash provided by operating activities decreased $38.2 million for the year ended December 31, 2021, primarily due to lower gold ounces sold (2%), higher operating costs, exploration costs, and mining and income taxes at Palmarejo, partially offset by a 1% and 21% increase in average realized gold and silver prices, respectively, and higher silver ounces sold (5%). Revenue for the year ended December 31, 2021 increased by $47.4 million, of which $44.5 million was the result of higher average realized gold and silver prices and $2.9 million was due to the higher volume of silver sales.
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
Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2021 was $304.1 million compared to $65.7 million in the year ended December 31, 2020. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester and the potential expansion at Silvertip in the current period and the impact of the net proceeds of $19.4 million from the sale of Metalla Common Shares in the comparable period of 2020. The Company incurred capital expenditures of $309.8 million in the year ended December 31, 2021 compared with $99.3 million in the year ended December 31, 2020. Capital expenditures in the year ended December 31, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the year ended December 31, 2020 were primarily related to POA 11 at Rochester, which commenced construction activities during the third quarter, and underground development at Palmarejo and Kensington.
The Company is experiencing inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market related to capital projects, most notably the POA 11 project at Rochester, and to operating costs company-wide.

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
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the year ended December 31, 2021 was $158.1 million compared to net cash used in financing activities of $46.5 million in the year ended December 31, 2020. During the year ended December 31, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, and drew $65.0 million, net, from the RCF, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums. As of December 31, 2021, there was $65.0 million drawn under the RCF. During the year ended December 31, 2020, the Company fully repaid the $150.0 million drawn from the RCF during 2020, and paid contingent cash consideration of $18.8 million associated with the Silvertip acquisition.
The Company secured a finance lease package for nearly $60 million during the year, a portion of which has been funded as of December 31, 2021. The package is earmarked for planned equipment purchases for the POA 11 project in 2021 and 2022, and has an interest rate of 5.22%.
Net cash used in financing activities in the year ended December 31, 2020 was $46.5 million compared to $60.9 million in the year ended December 31, 2019. During the year ended December 31, 2020, the Company fully repaid the $150.0 million drawn from the RCF during 2020, and paid contingent cash consideration of $18.8 million associated with the Silvertip acquisition. During the year ended December 31, 2019, the Company repaid $135.0 million, net, of outstanding amounts under the RCF and paid contingent cash consideration of $18.7 million associated with the Silvertip acquisition, partially offset by net proceeds of approximately $123.1 million from the sale of 30.9 million shares of its common stock.

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
The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices can either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when risk of loss is transferred to the customer.
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
Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, the reported amounts of revenue and expenses during the reporting period, and mined reserves. There can be no assurance that actual results will not differ from those estimates. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. Mineral reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, mine geology, mining methods and the related costs to develop and mine the reserves. Changes in these assumptions could result in material adjustments to the Company’s reserve estimates. The Company uses reserve estimates in determining the units-of-production amortization and evaluating mine assets for potential impairment. For a discussion of estimates and assumptions used by management that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, the reported amounts of revenue and expenses during the reporting period, and mined reserves, see Note 2 -- Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.
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
Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold, silver, lead and zinc that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineral reserves and resources could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates and relies upon laboratory testwork. Testwork consists of 60-day leach columns from which the Company projects metal recoveries up to five years in the future. The quantities of metal contained in the ore are estimated based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory column tests and actual experience occurring over more than 20 years of leach pad operations at the Rochester mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In 2020, the Company revised its recovery rate assumptions in line with the updated technical report for Rochester filed in December 2020. This change resulted in an adjustment to the ending Ore on leach pads balance with the resulting charges allocated between Costs Applicable to Sales and Amortization in the amounts of $7.2 million and $1.2 million, respectively. In June 2021, the Company updated the recovery rate assumption on the Stage IV leach pad at Rochester, based on the historical performance of the leach pad since the third quarter of 2019. This change resulted in an adjustment to the ending ore on leach pads balance with the resulting non-cash charges allocated between Costs Applicable to Sales and Amortization in the amounts of $8.6 million and $2.2 million, respectively.
Reclamation
The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, Reclamation, and Other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. See Note 12 -- Reclamation in the notes to the Consolidated Financial Statements for additional information.

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
The Company has asserted indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not record a U.S. deferred tax liability for foreign earnings that meet the indefinite reversal criteria. Refer to Note 13 -- Income and Mining Taxes for further discussion on our assertion.
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
In order to reduce indebtedness, fund future cash interest payments and/or amounts due at maturity or upon redemption and for general working capital purposes, from time-to-time we may (1) issue equity securities for cash in public or private offerings or (2) repurchase certain of our debt securities for cash or in exchange for other securities, which may include secured or unsecured notes or equity, in each case in open market or privately negotiated transactions. We evaluate any such transactions in light of prevailing market conditions, liquidity requirements, contractual restrictions, and other factors. The amounts involved may be significant and any debt repurchase transactions may occur at a substantial discount to the debt securities’ face amount.

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

	Year Ended December 31,
In thousands except per share amounts	2021	2020	2019
Net income (loss)	$(31,322)	$25,627	$(341,203)
(Income) loss from discontinued operations, net of tax	—	—	(5,693)
Fair value adjustments, net	543	(7,601)	(16,030)
Foreign exchange loss (gain)	1,994	(69)	5,900
(Gain) loss on sale of assets and securities	(4,111)	2,484	714
Impairment of long-lived assets	—	—	250,814
VAT write-off	25,982	—	—
Loss on debt extinguishment	9,173	—	1,282
Silvertip inventory write-down	—	13,717	64,610
Wharf inventory write-down	—	3,323	3,596
Silvertip suspension costs	—	7,164	—
Silvertip lease modification	—	(4,051)	—
Silvertip gain on contingent consideration	—	(955)	—
Novation	—	3,819	—
COVID-19 costs	6,618	15,555	—
Receivable write-down	—	—	1,040
Interest income on notes receivables	—	—	(198)
Tax effect of adjustments(1)	(10,270)	—	(19,415)
Adjusted net income (loss)	$(1,393)	$59,013	$(54,583)

Adjusted net income (loss) per share - Basic	$(0.01)	$0.25	$(0.25)
Adjusted net income (loss) per share - Diluted	$(0.01)	$0.24	$(0.25)
(1) For the year ended December 31, 2021, tax effect of adjustments of $10.3 million (-27%) is primarily related to the VAT write-off. For the year ended December 31, 2019, tax effect of adjustments of $19.4 million (-6%) is primarily related to the write-down of Silvertip inventory.

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

	Year Ended December 31,
In thousands except per share amounts	2021	2020	2019
Net income (loss)	$(31,322)	$25,627	$(341,203)
(Income) loss from discontinued operations, net of tax	—	—	(5,693)
Interest expense, net of capitalized interest	16,451	20,708	24,771
Income tax provision (benefit)	34,958	37,045	(11,129)
Amortization	128,315	131,387	178,876
EBITDA	148,402	214,767	(154,378)
Fair value adjustments, net	543	(7,601)	(16,030)
Foreign exchange (gain) loss	2,779	2,245	4,346
Asset retirement obligation accretion	11,988	11,754	12,154
Inventory adjustments and write-downs	9,471	1,144	5,904
(Gain) loss on sale of assets and securities	(4,111)	2,484	714
Impairment of long-lived assets	—	—	250,814
VAT write-off	25,982	—	—
Loss on debt extinguishment	9,173	—	1,282
Silvertip inventory write-down	—	13,717	64,610
Silvertip suspension costs	—	7,164	—
Silvertip lease modification	—	(4,051)	—
Silvertip gain on contingent consideration	—	(955)	—
COVID-19 costs	6,618	15,555	—
Novation	—	3,819	—
Wharf inventory write-down	—	3,323	3,596
Receivable write-down	—	—	1,040
Interest income on notes receivables	—	—	(198)
Adjusted EBITDA	$210,845	$263,365	$173,854

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

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flow from operations	$110,482	$148,709	$91,880
Capital expenditures	309,781	99,279	99,772
Free cash flow	$(199,299)	$49,430	$(7,892)

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

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash provided by (used in) operating activities	$110,482	$148,709	$91,880
Changes in operating assets and liabilities:
Receivables	983	9,463	2,739
Prepaid expenses and other	(489)	2,621	(280)
Inventories	27,628	34,538	62,998
Accounts payable and accrued liabilities	7,011	(32,897)	(23,103)
Operating cash flow before changes in working capital	$145,615	$162,434	$134,234

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

Year Ended December 31, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$189,717	$151,427	$187,998	$104,617	$4,797	$638,556
Amortization	(36,062)	(20,187)	(54,933)	(11,038)	(4,797)	(127,017)
Costs applicable to sales	$153,655	$131,240	$133,065	$93,579	$—	$511,539

Metal Sales
Gold ounces	108,806	27,697	122,181	91,663		350,347
Silver ounces	6,805,816	3,241,624	—	86,397	—	10,133,837
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$664	$1,801	$1,086	$997
Silver ($/oz)	$11.97	$25.10			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Year Ended December 31, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$170,077	$100,418	$171,204	$102,108	$26,580	$570,387
Amortization	(44,873)	(14,306)	(49,477)	(12,473)	(8,923)	(130,052)
Costs applicable to sales	$125,204	$86,112	$121,727	$89,635	$17,657	$440,335

Metal Sales
Gold ounces	110,822	26,257	124,793	94,379		356,251
Silver ounces	6,301,516	3,054,139		113,790	158,984	9,628,429
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$610	$1,377	$975	$923
Silver ($/oz)	$9.14	$16.35			NM (1)
Zinc ($/lb)					NM (1)
Lead ($/lb)					NM (1)
(1) Due to the suspension of mining and processing activities these amounts are not meaningful.

Year Ended December 31, 2019

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$201,306	$118,246	$170,194	$92,969	$145,496	$728,211
Amortization	(59,379)	(18,041)	(50,592)	(12,280)	(36,738)	(177,030)
Costs applicable to sales	$141,927	$100,205	$119,602	$80,689	$108,758	$551,181

Metal Sales
Gold ounces	116,104	36,052	130,495	84,999		367,650
Silver ounces	6,841,380	3,844,556		64,161	1,164,470	11,914,567
Zinc pounds					18,154,521	18,154,521
Lead pounds					16,487,847	16,487,847

Costs applicable to sales
Gold ($/oz)	$685	$1,251	$917	$937
Silver ($/oz)	$9.13	$14.34			$31.92
Zinc ($/lb)					$2.34
Lead ($/lb)					$1.76

Reconciliation of Costs Applicable to Sales for 2022 Guidance

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$211,800	$148,540	$185,494	$106,175
Amortization	(34,183)	(20,094)	(48,763)	(8,378)
Costs applicable to sales	$177,617	$128,446	$136,731	$97,797
By-product credit	—	—	—	(1,802)
Adjusted costs applicable to sales	$177,617	$128,446	$136,731	$95,995

Metal Sales
Gold ounces	105,255	38,912	116,502	75,261
Silver ounces	6,501,289	3,405,155		75,093

Revenue Split
Gold	49%	46%	100%	100%
Silver	51%	54%

Adjusted costs applicable to sales
Gold ($/oz)	$750 - $850	$1,490 - $1,590	$1,150 - $1,250	$1,225 - $1,325
Silver ($/oz)	$13.50 - $14.50	$20.75 - $22.75
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 16 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold, Silver, Zinc and Lead Prices
Gold, silver, zinc and lead prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold, silver, zinc and lead.

Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding Asian put and call option contracts in net-zero-cost collar contracts on 132,000 ounces of gold at December 31, 2021 that settle monthly through December 2022. The Company is targeting to hedge up to 70% of expected gold production through 2022 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average strike prices on the put and call contracts are $1,630 and $2,038 per ounce of gold, respectively. The contracts are generally net cash settled and, if the price of gold at the time of the expiration is between the put and call prices, would expire at no cost to the Company. These Asian put and call option contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price exceeds the spot price of a commodity, (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions; and (iii) liquidity risk to the extent counterparties exercise rights to cash collateral for out-of-money hedges under applicable instruments. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2021 10-K and part II, Item 1A of this report.
At December 31, 2021, the fair value of the put and call zero cost collars contracts was a liability of $1.2 million. For the year ended December 31, 2021 the Company recognized a loss of $0.9 million related to expired options in Revenue and the remaining outstanding options were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at December 31, 2021 would result in a realized loss of $1.7 million and 10% decrease would result in a realized gain of $2.3 million. As of December 31, 2021, the closing price of gold was $1,806 per ounce. As of February 14, 2022, the closing price of gold was $1,866 per ounce.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At December 31, 2021, the Company had outstanding provisionally priced sales of 16,393 ounces of gold at an average price of $1,798. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.5 million during the year ended December 31, 2021. A 10% change in realized gold prices would cause revenue to vary by $2.9 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at December 31, 2021.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at December 31, 2021.

Investment Risk
Equity Price Risk
We are exposed to changes in the fair value of our investments in equity securities. For the year ended December 31, 2021, the Company recognized unrealized losses of $11.2 million in Fair value adjustments, net due to decreases in the stock price of those equity securities. At December 31, 2021, the fair value of the equity securities was $132.2 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $13.2 million.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2022 expressed an unqualified opinion.
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
Ore on Leach Pads – Rochester mine
As described further in Notes 2 and 6 to the consolidated financial statements, the Company’s ore on leach pads balance of $154 million which includes the Rochester mine for a total of $130 million at December 31, 2021. This is a current balance of $58 million and a non-current balance of $72 million. The measurement and valuation of the ore on leach pads balance involves significant management estimates and assumptions related to the measure of metal content of ore placed on the leach pads, including recovery rates and ore grades. The balance is determined based on actual production costs incurred to produce and place ore on the leach pads, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads for the Rochester mine as a critical audit matter.
The principal considerations for our determination that Rochester’s ore on leach pads is a critical audit matter are that certain management assumption are complex and have a higher degree of estimation uncertainty that changes in these assumptions could have a significant impact on the balance. In turn, auditing Rochester’s ore on leach pads requires significant auditor judgement.
Our audit procedures related to Rochester’s ore on leach pads included the following, among others.
•We obtained and tested Rochester’s 2021 roll forward of the estimated ounces and costs added to, recovered from, and the resulting ending amounts of ounces and costs of the ore on leach pads balance, including testing of certain assumptions, such as recovery rates and ore grades.
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
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 16, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
February 16, 2022

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2021	December 31, 2020
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$56,664	$92,794
Receivables	5	32,417	23,484
Inventory	6	51,281	51,210
Ore on leach pads	6	81,128	74,866
Prepaid expenses and other		13,847	27,254
Assets held for sale	22	54,240	—
		289,577	269,608
NON-CURRENT ASSETS
Property, plant and equipment, net	8	319,967	230,139
Mining properties, net	9	852,799	716,790
Ore on leach pads	6	73,495	81,963
Restricted assets		9,138	9,492
Equity securities	7	132,197	12,943
Receivables	5, 17	—	26,447
Other		57,249	56,595
TOTAL ASSETS		$1,734,422	$1,403,977
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$103,901	$90,577
Accrued liabilities and other	21	87,946	119,158
Debt	10,11	29,821	22,074
Reclamation	12	2,931	2,299
Liabilities held for sale	22	11,269	—
		235,868	234,108
NON-CURRENT LIABILITIES
Debt	10,11	457,680	253,427
Reclamation	12	178,957	136,975
Deferred tax liabilities		21,969	34,202
Other long-term liabilities		39,686	51,786
		698,292	476,390
COMMITMENTS AND CONTINGENCIES	20
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 256,919,803 issued and outstanding at December 31, 2021 and 243,751,283 at December 31, 2020		2,569	2,438
Additional paid-in capital		3,738,347	3,610,297
Accumulated other comprehensive income (loss)		(1,212)	(11,136)
Accumulated deficit		(2,939,442)	(2,908,120)
		800,262	693,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,734,422	$1,403,977

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year Ended December 31,
		2021	2020	2019
	Notes	In thousands, except share data
Revenue	3	$832,828	$785,461	$711,502
COSTS AND EXPENSES
Costs applicable to sales(1)	3	511,539	440,335	551,181
Amortization		128,315	131,387	178,876
General and administrative		40,399	33,722	34,493
Exploration		51,169	42,643	22,527
Impairment of long-lived assets		—	—	250,814
Pre-development, reclamation, and other	17	48,678	55,654	18,421
Total costs and expenses		780,100	703,741	1,056,312
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment	11	(9,173)	—	(1,281)
Fair value adjustments, net	15	(543)	7,601	16,030
Interest expense, net of capitalized interest	11	(16,451)	(20,708)	(24,771)
Other, net	17	(22,925)	(5,941)	(3,193)
Total other income (expense), net		(49,092)	(19,048)	(13,215)
Income (loss) before income and mining taxes		3,636	62,672	(358,025)
Income and mining tax (expense) benefit	13	(34,958)	(37,045)	11,129
Income (loss) from continuing operations		$(31,322)	$25,627	$(346,896)
Income (loss) from discontinued operations	23	—	—	5,693
NET INCOME (LOSS)		$(31,322)	$25,627	$(341,203)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		22,783	(12,434)	(136)
Reclassification adjustments for realized (gain) loss on cash flow hedges		(12,859)	1,434	—
Unrealized gain (loss) on debt and equity securities		—	—	59
Other comprehensive income (loss)		9,924	(11,000)	(77)
COMPREHENSIVE INCOME (LOSS)		$(21,398)	$14,627	$(341,280)

NET INCOME (LOSS) PER SHARE	18
Basic income (loss) per share:
Net income (loss) from continuing operations		$(0.13)	$0.11	$(1.59)
Net income (loss) from discontinued operations		—	—	0.03
Basic		$(0.13)	$0.11	$(1.56)
Diluted income (loss) per share:
Net income (loss) from continuing operations		$(0.13)	$0.11	$(1.59)
Net income (loss) from discontinued operations		—	—	0.03
Diluted		$(0.13)	$0.11	$(1.56)
(1) Excludes amortization.

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2021	2020	2019
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(31,322)	$25,627	$(341,203)
(Income) loss from discontinued operations		—	—	(5,693)
Adjustments:
Amortization		128,315	131,387	178,876
Accretion		12,897	11,984	12,147
Deferred taxes		(10,932)	(7,283)	(36,817)
Loss on debt extinguishment	11	9,173	—	1,281
Fair value adjustments, net	15	543	(7,634)	(16,030)
Stock-based compensation	14	13,660	8,548	9,189
Gain on modification of right of use lease		—	(4,051)	—
Impairment of long-lived assets	4	—	—	250,814
Write-downs		38,596	16,821	69,246
Deferred revenue recognition	20	(16,226)	(16,702)	(1,857)
Other		911	3,737	14,281
Changes in operating assets and liabilities:
Receivables		(983)	(9,463)	(2,739)
Prepaid expenses and other current assets		489	(2,621)	280
Inventory and ore on leach pads		(27,628)	(34,538)	(62,998)
Accounts payable and accrued liabilities		(7,011)	32,897	23,103
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		110,482	148,709	91,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(309,781)	(99,279)	(99,772)
Proceeds from the sale of assets		6,824	5,529	1,033
Purchase of investments		(1,955)	(2,500)	(5,023)
Sale of investments		935	30,831	2,109
Proceeds from notes receivable		—	—	7,168
Other		(99)	(252)	1,919
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(304,076)	(65,671)	(92,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	18	—	—	123,059
Issuance of notes and bank borrowings, net of issuance costs	11	592,493	150,000	60,000
Payments on debt, finance leases, and associated costs	10,11	(430,101)	(175,984)	(221,854)
Silvertip contingent consideration	20	—	(18,750)	(18,697)
Other		(4,256)	(1,801)	(3,404)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		158,136	(46,535)	(60,896)
Effect of exchange rate changes on cash and cash equivalents		(423)	649	531
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(35,881)	37,152	(61,051)
Cash, cash equivalents and restricted cash at beginning of period		94,170	57,018	118,069
Cash, cash equivalents and restricted cash at end of period		$58,289	$94,170	$57,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2018	203,310	$2,033	$3,443,082	$(2,592,544)	$(59)	$852,512
Net income (loss)	—	—	—	(341,203)	—	(341,203)
Other comprehensive income (loss)	—	—	—	—	(77)	(77)
Common stock issued for the extinguishment of Senior Notes	4,453	45	21,246	—	—	21,291
Common stock issued under "at the market" stock offering	30,850	309	122,523	—	—	122,832
Common stock issued for Silvertip contingent consideration payment	953	8	5,965	—	—	5,973
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,963	20	5,656	—	—	5,676
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	25,627	—	25,627
Other comprehensive income (loss)	—	—	—	—	(11,000)	(11,000)
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,345	14	6,539	—	—	6,553
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	(31,322)	—	(31,322)
Other comprehensive income (loss)	—	—	—	—	9,924	9,924
Common stock issued for investment	12,786	128	118,649			118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	381	3	9,401	—	—	9,404
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262

The accompanying notes are an integral part of these Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
Coeur Mining, Inc. (“Coeur” or the “Company”) is primarily a gold and silver producer with assets in the United States, Mexico and Canada. Coeur was incorporated as an Idaho corporation in 1928 under the name Coeur d’Alene Mines Corporation and on May 16, 2013, changed its state of incorporation from the State of Idaho to the State of Delaware and changed its name to Coeur Mining, Inc. Coeur’s corporate headquarters are in Chicago, Illinois.

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. As of December 31, 2021, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 43,699 and 4.9 million, respectively. In 2020, the Company revised its recovery rate assumptions in line with the updated technical report for Rochester filed in December 2020. This change resulted in an adjustment to the ending Ore on leach pads balance with the resulting charges allocated between Costs Applicable to Sales and Amortization in the amounts of $7.2 million and $1.2 million, respectively. In June 2021, the Company updated the recovery rate assumption on the Stage IV leach pad at Rochester, based on the historical performance of the leach pad since the third quarter of 2019. This change resulted in an adjustment to the ending ore on leach pads balance with the resulting non-cash charges allocated between Costs Applicable to Sales and Amortization in the amounts of $8.6 million and $2.2 million, respectively.
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
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into mineral reserve. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $19.9 million and $8.0 million at December 31, 2021 and 2020, respectively, were capitalized.
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
Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold, silver, lead and zinc that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineral resources could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
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
At September 30, 2021, the La Preciosa project met the held for sale criteria. However, considering that the La Preciosa project was not an operating mine and does not represent a strategic shift, the Company determined that the expected disposal of the La Preciosa project does not represent a strategic shift that had a major effect on the entity's results and operations, therefore, the applicable assets, liabilities for the current period presented are classified on the Consolidated Balance Sheets as held for sale. However, the applicable assets, liabilities for the prior period and the operating results for all periods presented are not presented separately as held for sale.
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2021 and 2020, the Company held certificates of deposit and cash under these agreements of $9.1 million and $9.5 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 10 -- Leases for additional information related to the Company’s operating and finance leases.
Reclamation
The Company recognizes obligations for the expected future retirement of tangible long-lived assets and other associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, reclamation, and other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected prospectively in the period an estimate is revised. See Note 12 -- Reclamation for additional information.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
For derivatives not designated as hedging instruments, the Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments not designated as hedging instruments are recorded each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net or Revenue. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates. See Note 16 -- Derivative Financial Instruments and Hedging Activities for additional information.
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
The fair value of restricted stock is based on the Company's stock price on the date of grant. The fair value of performance leverage stock units with market conditions is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts. See Note 14 -- Stock-Based Compensation for additional information.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The Company also sells concentrate under off-take agreements to third-party customers that are responsible for arranging the smelting of the concentrate. Prices can either be fixed or based on a quotational period. The quotational period varies by contract, but is generally a one-month period following the shipment of the concentrate. The performance obligation is satisfied when risk of loss is transferred to the customer.
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

The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $22.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet. See Note 20 -- Commitments and Contingencies for additional detail.
The following table presents a rollforward of the Franco-Nevada contract liability balance:

	Year Ended December 31,
In thousands	2021	2020	2019
Opening Balance	$9,376	$11,061	$12,918
Revenue Recognized	(1,226)	(1,685)	(1,857)
Closing Balance	$8,150	$9,376	$11,061
In December 2020, the Company received a $15.0 million prepayment (the “December 2020 Prepayment”) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 21). In the first half of 2021, the Kensington mine delivered $15.0 million of gold concentrate to the counterparty in satisfaction of this prepayment obligation. The Amended Sales Contract was further amended effective June 2021, to include options for Coeur to receive up to two additional prepayments of up to $15.0 million each for deliveries of gold concentrate from the Kensington mine, and Coeur exercised the option to receive the first $15.0 million prepayment in June 2021 (the “June 2021 Prepayment”), of which $15.0 million in gold ounces were delivered in the second half 2021. In December 2021, the Company exercised the option to receive the second $15.0 million prepayment (the “December 2021 Prepayment). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheet. See Note 20 -- Commitments and Contingencies for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a rollforward of the Amended Sales Contract liability balance:

	Year Ended December 31,
In thousands	2021	2020	2019
Opening Balance	$15,003	$15,009	$—
Additions	30,013	30,177	40,009
Revenue Recognized	(30,000)	(30,183)	(25,000)
Closing Balance	$15,016	$15,003	$15,009
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”) “Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The adoption of the new standard did not have a material impact on the Company’s consolidated net income, financial position or cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington, Wharf and Silvertip mines. Except for the Silvertip development property, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip development property, which suspended mining and processing activities in February 2020, is engaged in the discovery of silver, zinc and lead. Other includes the Sterling/Crown and La Preciosa projects, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Year Ended December 31, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$150,098	$49,659	$214,635	$164,519	$—	$—	$578,911
Silver sales	170,176	81,163	370	2,208	—	—	253,917
Metal sales	320,274	130,822	215,005	166,727	—	—	832,828
Costs and Expenses
Costs applicable to sales(1)	153,655	131,240	133,065	93,579	—	—	511,539
Amortization	36,062	20,187	54,933	11,038	4,797	1,298	128,315
Exploration	8,561	6,016	6,656	143	15,287	14,506	51,169
Other operating expenses	4,443	5,886	6,299	1,786	25,031	45,632	89,077
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	(543)	(543)
Interest expense, net	(592)	(1,034)	(704)	(145)	1,276	(15,252)	(16,451)
Other, net(3)	(28,197)	(357)	(150)	1,650	(1,465)	5,594	(22,925)
Income and mining tax (expense) benefit	(29,730)	559	(414)	(4,799)	1,478	(2,052)	(34,958)
Net Income (loss)	$59,034	$(33,339)	$12,784	$56,887	$(43,826)	$(82,862)	$(31,322)
Segment assets(2)	$294,893	$559,283	$142,926	$87,579	$230,617	$109,636	$1,424,934
Capital expenditures	$36,539	$166,548	$27,522	$8,072	$70,069	$1,031	$309,781
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 18 -- Additional Comprehensive Income (Loss) Detail for additional detail

Year Ended December 31, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$154,056	$46,337	$216,497	$167,743	$—	$—	$584,633
Silver sales	132,525	63,916	—	2,504	1,230	—	200,175
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	286,581	110,253	216,497	170,247	1,883	—	785,461
Costs and Expenses
Costs applicable to sales(1)	125,204	86,112	121,727	89,635	17,657	—	440,335
Amortization	44,873	14,306	49,477	12,473	8,923	1,335	131,387
Exploration	6,955	3,303	8,568	905	12,228	10,684	42,643
Other operating expenses	7,927	5,144	12,012	838	23,123	40,332	89,376
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	7,601	7,601
Interest expense, net	(918)	(1,142)	(1,017)	(182)	(672)	(16,777)	(20,708)
Other, net	(5,273)	(2,718)	(18)	(69)	1,793	344	(5,941)
Income and mining tax (expense) benefit	(28,029)	(863)	(1,244)	(6,644)	—	(265)	(37,045)
Net Income (loss)	$67,402	$(3,335)	$22,434	$59,501	$(58,927)	$(61,448)	$25,627
Segment assets(2)	$305,291	$346,986	$169,414	$75,047	$157,529	$177,886	$1,232,153
Capital expenditures	$25,511	$37,542	$19,825	$2,447	$13,144	$810	$99,279
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2019	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$141,669	$50,225	$181,111	$120,342	$—	$—	$493,347
Silver sales	111,032	61,799	—	1,072	17,575	$—	191,478
Zinc sales	—	—	—	—	12,806	—	12,806
Lead sales	—	—	—	—	13,871	—	13,871
Metal sales	252,701	112,024	181,111	121,414	44,252	—	711,502
Costs and Expenses
Costs applicable to sales(1)	141,927	100,205	119,602	80,689	108,758	—	551,181
Amortization	59,379	18,041	50,592	12,280	36,738	1,846	178,876
Exploration	5,658	657	5,588	272	2,469	7,883	22,527
Write-downs	—	—	—	—	250,814	—	250,814
Other operating expenses	4,591	4,572	1,248	2,832	1,216	38,455	52,914
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(1,281)	(1,281)
Fair value adjustments, net	—	—	—	—	—	16,030	16,030
Interest expense, net	(444)	(1,015)	(1,333)	(100)	(1,137)	(20,742)	(24,771)
Other, net	(4,798)	(378)	(704)	89	(557)	3,155	(3,193)
Income and mining tax (expense) benefit	(14,257)	(709)	—	(3,041)	32,084	(2,948)	11,129
Income (loss) from continuing operations	$21,647	$(13,553)	$2,044	$22,289	$(325,353)	$(53,970)	$(346,896)
Income (loss) from discontinued operations	$—	$—	$—	$—	—	$5,693	$5,693
Segment assets(2)	$319,292	$284,878	$194,076	$84,765	164,125	$168,647	$1,215,783
Capital expenditures	$32,658	$22,592	$23,513	$2,220	17,504	$1,285	$99,772
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests

Assets	December 31, 2021	December 31, 2020
Total assets for reportable segments	$1,424,934	$1,232,153
Cash and cash equivalents	56,664	92,794
Other assets	252,824	79,030
Total consolidated assets	$1,734,422	$1,403,977

Geographic Information

Long-Lived Assets	December 31, 2021	December 31, 2020
United States	$704,007	$503,818
Mexico	244,758	293,436
Canada	223,876	149,018
Other	125	657
Total	$1,172,766	$946,929

Revenue	Year ended December 31,
	2021	2020	2019
United States	$512,554	$496,997	$414,549
Mexico	320,274	286,581	252,701
Canada	—	1,883	44,252
Total	$832,828	$785,461	$711,502

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had seven trading counterparties at December 31, 2021. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 74%, 72%, and 68%, of total metal sales for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip development property are sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip development property amounted to approximately 26%, 28%, and 32% of total metal sales for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not have a material adverse effect on the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2021, 2020, and 2019 (in millions):

	Year ended December 31,
Customer	2021	2020	2019	Segments reporting revenue
Asahi	$323.8	$272.1	$341.0	Palmarejo, Kensington, Rochester, Wharf
Ocean Partners	176.4	161.0	149.7	Palmarejo, Kensington, Silvertip
Toronto Dominion Bank	61.9	88.6	35.1	Rochester
Techemet Metal Trading	62.2	81.8	9.4	Rochester, Wharf
Argor-Heraeus	23.3	79.9	23.1	Palmarejo

NOTE 4 – IMPAIRMENT OF LONG-LIVED ASSETS
In 2019, the Company performed a comprehensive analysis of its Silvertip property and determined that indicators of impairment existed, primarily as a result of further deterioration in zinc and lead market conditions as well as processing facility-related challenges. As a result, a non-cash impairment charge of $250.8 million was recorded in 2019. The write-down was allocated between Property, plant and equipment, net, Mining properties, net and Other non-current assets, $43.6 million, $201.5 million and $5.7 million, respectively. See Note 15 -- Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	December 31, 2021	December 31, 2020
Current receivables:
Trade receivables	$4,879	$3,293
VAT receivable	18,415	17,080
Income tax receivable	8,418	530
Other	705	2,581
	$32,417	$23,484
Non-current receivables:
VAT receivable(1)	$—	$26,447
Other	—	—
	—	26,447
Total receivables	$32,417	$49,931
(1) Represents VAT that was paid to the Mexican government associated with Coeur Mexicana’s prior royalty agreement with a subsidiary of Franco-Nevada Corporation. While the Company continues to pursue recovery from the Mexican government (including through ongoing litigation and potential international arbitration), the Company wrote down the carrying value of the receivable at September 30, 2021. See Note 20 -- Commitments and Contingencies for additional detail.

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	December 31, 2021	December 31, 2020
Inventory:
Concentrate	$1,643	$2,909
Precious metals	11,353	14,788
Supplies	38,285	33,513
	$51,281	$51,210
Ore on Leach Pads:
Current	$81,128	$74,866
Non-current	73,495	81,963
	$154,623	$156,829

Long-term Stockpile (included in Other)	$18,027	$5,664

Total Inventory and Ore on Leach Pads	$223,931	$213,703

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. At the end of the fourth quarter of 2021, the cost of metal and leach pad inventory at Rochester exceeded its net realizable value which resulted in a non-cash write down of $8.4 million (approximately $7.3 million was recognized in Costs Applicable to Sales and $1.1 million in Amortization).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At December 31, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$(4,499)	$—	$124,211
Integra Resources Corp.	9,455	(1,469)	—	7,986
Equity securities	$138,165	$(5,968)	$—	$132,197

	At December 31, 2020
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Metalla Royalty & Streaming Ltd.	$166	$—	$875	$1,041
Integra Resources Corp.	7,500	—	4,401	11,901
Other	2	(1)	—	1
Equity securities	$7,668	$(1)	$5,276	$12,943
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 15 -- Fair Value Measurements for additional details.
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
On June 9, 2021, the Company purchased 265,312 shares of common of Integra Resources Corp. (“Integra”) at a price of $3.30 per share for a total of $0.9 million. On September 16, 2021, the Company purchased an additional 423,213 shares of common stock in Integra at a price of $2.55 per share for a total of $1.1 million. Following completion of the transactions, Coeur owned approximately 5.9% of issued and outstanding Integra Common Shares.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2021	December 31, 2020
Land	$8,480	$10,584
Facilities and equipment	668,089	659,676
Assets under finance leases	115,652	100,530
	$792,221	$770,790
Accumulated amortization(1)	(620,303)	(579,644)
	$171,918	$191,146
Construction in progress	148,049	38,993
Property, plant and equipment, net	$319,967	$230,139
(1) Includes $63.9 million and $60.3 million of accumulated amortization related to assets under finance leases at December 31, 2021 and December 31, 2020, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 9 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Sterling	Other	Total
Mine development	$307,698	$437,833	$382,492	$49,045	$67,805	$3,861	$—	$1,248,734
Accumulated amortization	(211,187)	(158,805)	(302,582)	(24,358)	(11,685)	(1,515)	—	(710,132)
	96,511	279,028	79,910	24,687	56,120	2,346	—	538,602
Mineral interests	629,303	19,098	—	48,062	114,036	95,499	—	905,998
Accumulated amortization	(532,155)	—	—	(34,818)	(24,828)	—	—	(591,801)
	97,148	19,098	—	13,244	89,208	95,499	—	314,197
Mining properties, net	$193,659	$298,126	$79,910	$37,931	$145,328	$97,845	$—	$852,799
In June 2021, Silvertip repurchased from Silvertip Resources Investment Cayman Ltd. a net smelter returns royalty of 1.429% on the first 1,434,000 metric tonnes of mineral resources mined, and 1.00% thereafter for consideration of $7.0 million.

December 31, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Sterling	La Preciosa	Other	Total
Mine development	$280,184	$270,648	$360,201	$33,578	$48,589	$4,107	$—	$—	$997,307
Accumulated amortization	(194,898)	(157,526)	(264,014)	(22,547)	(10,747)	(1,099)	—	—	(650,831)
	85,286	113,122	96,187	11,031	37,842	3,008	—	—	346,476
Mineral interests	629,303	18,541	—	48,062	105,736	95,499	49,085		946,226
Accumulated amortization	(518,866)	—	—	(32,217)	(24,828)	—	—		(575,911)
	110,437	18,541	—	15,845	80,908	95,499	49,085	—	370,315
Mining properties, net	$195,723	$131,663	$96,187	$26,876	$118,750	$98,507	$49,085	$—	$716,790

NOTE 10 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Year ended December 31,
In thousands	2021	2020	2019
Lease Cost
Operating lease cost	$12,585	$12,036	$11,585

Short-term operating lease cost	$11,219	$8,055	$12,975

Finance Lease Cost:
Amortization of leased assets	$21,685	$23,921	$21,293
Interest on lease liabilities	4,632	3,634	4,150
Total finance lease cost	$26,317	$27,555	$25,443

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
In thousands	2021	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,009	$21,348	$24,560
Operating cash flows from finance leases	$4,632	$3,634	$4,150
Financing cash flows from finance leases	$31,544	$25,984	$25,975
Supplemental balance sheet information related to leases was as follows:

In thousands	December 31, 2021	December 31, 2020
Operating Leases
Other assets, non-current	$30,987	$40,511

Accrued liabilities and other	11,301	12,410
Other long-term liabilities	18,660	27,433
Total operating lease liabilities	$29,961	$39,843

Finance Leases
Property and equipment, gross	$115,597	$104,433
Accumulated depreciation	(63,879)	(60,272)
Property and equipment, net	$51,718	$44,161

Debt, current	$29,821	$22,074
Debt, non-current	24,407	25,837
Total finance lease liabilities	$54,228	$47,911

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.62	1.36
Weighted-average remaining lease term - operating leases	3.17	4.00

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.08%	5.37%
Weighted-average discount rate - operating leases	5.20%	5.18%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of December 31, 2021 (In thousands)
	Operating leases	Finance leases
2022	$11,574	$25,657
2023	10,868	15,836
2024	8,812	8,404
2025	213	6,839
2026	220	3,309
Thereafter	946	—
Total	$32,632	$60,045
Less: imputed interest	(2,671)	(5,817)
Net lease obligation	$29,961	$54,228

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 11 – DEBT

	December 31, 2021		December 31, 2020
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$368,273	$—	$—
2024 Senior Notes, net(2)	—	—	—	227,590
Revolving Credit Facility(3)	—	65,000	—	—
Finance lease obligations	29,821	24,407	22,074	25,837
	$29,821	$457,680	$22,074	$253,427
(1) Net of unamortized debt issuance costs of $6.7 million and $0.0 million at December 31, 2021 and December 31, 2020, respectively.
(2) Net of unamortized debt issuance costs of $0.0 million and $2.4 million at December 31, 2021 and December 31, 2020, respectively.
(3) Unamortized debt issuance costs of $2.4 million and $1.5 million at December 31, 2021 and December 31, 2020, respectively, included in Other Non-Current Assets.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a $200.0 million senior secured revolving credit facility (“RCF”) pursuant to a credit agreement, dated as of September 29, 2017 (as subsequently amended, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia and ING Capital LLC, as lenders (the “Credit Agreement”) with an original term of four years. Loans under the RCF bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period. In October 2018, the Company entered into an amendment to the Credit Agreement to increase the RCF by $50.0 million from $200.0 million to $250.0 million and extend the term by approximately one year to October 2022. In April and August of 2019, the Company entered into amendments to the Credit Agreement to, among other items, modify the financial covenants to provide greater flexibility in 2019. On December 14, 2020, the Company entered into an amendment to the Credit Agreement to increase the RCF from $250.0 million to $300.0 million and to include ING Capital LLC as an incremental lender on the RCF. On March 1, 2021, the Company entered into a fifth amendment to the Credit Agreement to, among other things, (i) extend the maturity date of the RCF to March 2025 and (ii) permit the Company to obtain one or more increases of the RCF, which is currently in the amount of $300.0 million, in an aggregate amount of up to $100.0 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase.
The RCF is secured by substantially all of the assets of the Company and its U.S. subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines and the Sterling/Crown project as well as a pledge of the shares and other equity interests of certain of the Company’s subsidiaries. The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement requires the Company to meet certain financial covenants consisting of a consolidated net leverage ratio and a consolidated interest coverage ratio. Obligations under the RCF may be accelerated upon the occurrence of certain customary events of default.
At December 31, 2021, the Company had $65.0 million drawn at an interest rate of 2.4% and $35.0 million in outstanding letters of credit under the RCF.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the year ended December 31, 2021, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60 million during the year, a portion of which has been funded as of December 31, 2021. The package is earmarked for planned equipment purchases for POA 11 in 2021 and 2022, and has an interest rate of 5.22%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 10 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Year Ended December 31,
In thousands	2021	2020	2019
2024 Senior Notes	$2,591	$13,513	$14,586
2029 Senior Notes	16,016	—	—
Revolving Credit Facility	2,296	3,165	5,358
Finance lease obligations	4,632	3,634	4,150
Amortization of debt issuance costs	1,726	1,525	1,491
Accretion of Silvertip contingent consideration	—	—	396
Other debt obligations	303	344	580
Capitalized interest	(11,113)	(1,473)	(1,790)
Total interest expense, net of capitalized interest	$16,451	$20,708	$24,771

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 12 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. The estimated reclamation and mine closure costs were discounted using credit adjusted, risk-free interest rates ranging from 6.9% to 10.1%. The asset retirement obligation increased in 2021 due to overall inflationary impacts, increased reclamation and mine closure costs at Rochester associated with work completed to date for POA 11 and additional costs at Wharf and Rochester associated with the existing open pit and leach pad operations.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year Ended December 31,
In thousands	2021	2020
Asset retirement obligation - Beginning	$137,120	$134,398
Accretion	11,815	11,574
Additions and changes in estimates	34,016	(6,132)
Settlements	(3,845)	(2,720)
Asset retirement obligation - Ending	$179,106	$137,120
The Company accrued $2.8 million and $2.2 million at each of December 31, 2021 and December 31, 2020, respectively, for reclamation liabilities related to former mining activities, which are included in Reclamation.

NOTE 13 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year Ended December 31,
In thousands	2021	2020	2019
United States	$(34,196)	$40,890	$(16,702)
Foreign	37,832	21,782	(341,323)
Total	$3,636	$62,672	$(358,025)
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year Ended December 31,
In thousands	2021	2020	2019
Current:
United States	$25	$226	$(334)
United States — State mining taxes	(5,691)	(8,384)	(4,001)
United States — Foreign withholding tax	(862)	(800)	(1,598)
Canada	—	232	119
Mexico	(31,175)	(36,066)	(19,619)
Other	—	33	(3)
Deferred:
United States	(651)	(49)	236
United States — State mining taxes	1,037	(354)	251
Canada	1,224	—	32,084
Mexico	1,135	8,117	3,994
Other	—	—	—
Income tax (expense) benefit	$(34,958)	$(37,045)	$11,129
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2021	2020	2019
Income and mining tax (expense) benefit at statutory rate	$(764)	$(13,161)	$75,185
State tax provision from continuing operations	2,009	(152)	1,243
Change in valuation allowance	(28,615)	(17,522)	(77,220)
Percentage depletion	4,968	5,056	820
Uncertain tax positions	920	2,321	2,358
U.S. and foreign permanent differences	4,105	3,844	2,272
Foreign exchange rates	(384)	1,390	(7,066)
Foreign inflation and indexing	(1,087)	684	(2,933)
Foreign tax rate differences	(4,901)	(3,971)	19,729
Mining, foreign withholding, and other taxes	(12,599)	(17,457)	(2,746)
Other, net	1,390	1,923	(513)
Income and mining tax (expense) benefit	$(34,958)	$(37,045)	$11,129
At December 31, 2021 and 2020, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year Ended December 31,
In thousands	2021	2020
Deferred tax liabilities:
Inventory	—	5
Royalty and other long-term debt	1,495	1,094
Foreign subsidiaries - unremitted earnings	—	99
	$1,495	$1,198
Deferred tax assets:
Net operating loss carryforwards	$267,944	$241,985
Mineral properties	6,525	1,907
Property, plant, and equipment	13,161	10,841
Mining royalty tax	8,147	7,447
Capital loss carryforwards	15,404	17,341
Asset retirement obligation	39,262	38,761
Unrealized foreign currency loss and other	1,013	3,386
Accrued expenses	20,589	16,849
Tax credit carryforwards	26,594	29,809
	398,639	368,326
Valuation allowance	(430,053)	(401,304)
	(31,414)	(32,978)
Net deferred tax liabilities	$32,909	$34,176
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2021	2020
U.S.	$228,942	$215,396
Canada	165,561	146,611
Mexico	13,277	15,885
New Zealand	21,822	22,740
Other	451	672
	$430,053	$401,304
The Company has the following tax attribute carryforwards at December 31, 2021, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$466,708	$392,061	$44,257	$77,764	$919	$981,709
Expiration years	2022-2038	2028-2041	2022-2031	Indefinite	2022-2026
Capital losses	56,534	—	—	—	—	56,534
Foreign tax credits	21,614	—	—	—	—	21,614
The majority of the U.S. capital losses will expire in 2022. Foreign tax credits expire if unused beginning in 2022.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2019	$2,706
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	(122)
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(1,861)
Unrecognized tax benefits at December 31, 2020	$723
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	—
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(428)
Unrecognized tax benefits at December 31, 2021	$295
At December 31, 2021, 2020, and 2019, $0.3 million, $0.7 million, and $2.7 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $0.4 million, $1.1 million, and $2.3 million at December 31, 2021, 2020, and 2019, respectively.

NOTE 14 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include restricted stock, performance shares and stock options. Stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 was $13.7 million, $8.5 million and $9.3 million, respectively. At December 31, 2021, there was $9.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
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
The following table summarizes restricted stock activity for the years ended December 31, 2021, 2020, and 2019:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,541,648	$7.14
Granted	1,586,590	4.90
Vested	(797,025)	6.36
Canceled/Forfeited	(146,538)	5.70
Outstanding at December 31, 2019	2,184,675	$5.89
Granted	1,676,634	5.13
Vested	(928,778)	6.46
Canceled/Forfeited	(207,807)	5.36
Outstanding at December 31, 2020	2,724,724	$5.26
Granted	932,442	8.88
Vested	(1,179,857)	5.53
Canceled/Forfeited	(332,505)	5.83
Outstanding at December 31, 2021	2,144,804	$6.60
At December 31, 2021, there was $4.4 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.3 years.
Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for as equity awards at fair value using a Monte Carlo simulation valuation model. Performance shares granted during and subsequent to 2018 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares; however, the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics. Performance shares granted prior to 2018 vested at the end of the three-year service period if relative stockholder return and internal performance metrics were met. The existence of a market condition required recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric was met.
The following table summarizes performance shares activity for the years ended December 31, 2021, 2020, and 2019:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,538,315	$4.05
Granted (1)	946,000	4.71
Vested	(969,903)	1.77
Canceled/Forfeited (1)	(300,267)	1.84
Outstanding at December 31, 2019	1,214,145	$6.93
Granted (2)	1,343,953	3.95
Vested	(54,132)	11.47
Canceled/Forfeited (2)	(168,864)	10.71
Outstanding at December 31, 2020	2,335,102	$4.83
Granted (3)	602,933	10.13
Vested	(143,312)	7.39
Canceled/Forfeited (3)	(404,710)	6.12
Outstanding at December 31, 2021	2,390,013	$5.80

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(1) Includes 207,264 additional shares granted and 300,267 shares cancelled in connection with the vesting of the 2016 award in 2019 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(2) Includes 6,226 additional shares granted and 143,808 shares cancelled in connection with the vesting of the 2017 award in 2020 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(3) Includes 1,421 additional shares granted and 141,894 shares cancelled in connection with the vesting of the 2018 award in 2021 due to above-target and below target performance, respectively, in accordance with the terms of the award.
At December 31, 2021, there was $5.0 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.7 years.
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
The following table summarizes stock option and SAR activity for the years ended December 31, 2021, 2020, and 2019:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	319,086	$13.53	42,152	$14.14
Exercised	(11,055)	5.57	—	—
Canceled/forfeited	(11,519)	9.31	—	—
Expired	(4,733)	10.00	(9,870)	10.00
Outstanding at December 31, 2019	291,779	$14.05	32,282	$15.40
Exercised	(30,401)	5.57	—	—
Canceled/forfeited	(39,105)	12.77	—	—
Expired	—	—	(32,282)	15.40
Outstanding at December 31, 2020	222,273	$15.44	—	—
Exercised	(57,721)	7.74	—	—
Canceled/forfeited	(16,455)	18.45	—	—
Expired	(16,844)	27.45	—	—
Outstanding at December 31, 2021	131,253	$16.91	—	—
The following table summarizes outstanding stock options as of December 31, 2021.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	54,330	$7.49	4.4	NA
$10.00-$20.00	14,634	$16.28	0.9	NA
$20.00-$30.00	62,289	$25.27	0.7	NA
Outstanding	131,253	$16.91	2.3	$—
Vested and expected to vest	131,253	$16.91	2.3	$—
Exercisable	131,253	$16.91	2.3	$—
The total intrinsic value of options exercised for the year ended December 31, 2021 was $0.1 million. Cash received from options exercised for the year ended December 31, 2021 was $0.4 million for which there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2021, 2020, and 2019 was nil.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 15 – FAIR VALUE MEASUREMENTS

	Year Ended December 31,
In thousands	2021	2020	2019
Unrealized gain (loss) on equity securities	$(11,244)	$(11,539)	$15,348
Realized gain (loss) on equity securities	768	19,140	860
Interest rate swap, net	—	—	(178)
Exchange agreement embedded derivative	9,933	—	—
Fair value adjustments, net	$(543)	$7,601	$16,030
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$132,197	$132,197	$—	$—
Provisional metal sales contracts	86	—	86	—
	$132,283	$132,197	$86	$—
Liabilities:
Gold zero cost collars	$1,212	$—	$1,212	$—
Provisional metal sales contracts	162	—	162	—
	$1,374	$—	$1,374	$—

	Fair Value at December 31, 2020
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity and debt securities	$12,943	$12,943	$—	$—
Foreign currency forward exchange contracts	13,747	—	13,747	—
Provisional metal sales contracts	481	—	481	—
	$27,171	$12,943	$14,228	$—
Liabilities:
Gold zero cost collars	$24,883	$—	$24,883	$—
Provisional metal sales contracts	67	—	67	—
	$24,950	$—	$24,950	$—
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As described in Note 7 - Investments, the Exchange Agreement provided that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expired on October 31, 2021. The accounting treatment of derivative financial instruments required that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. The fair value of the outstanding embedded derivative was determined using a pricing model with inputs derived from observable market data, including stock prices, stock price volatility and risk-free rates and other unobservable inputs such as Monte Carlo simulations and probabilities of Coeur being contractually obligated to make a payment.
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
No assets or liabilities were transferred between fair value levels in the year ended December 31, 2021.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the year ended December 31, 2021 and 2020.

	December 31, 2021
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Exchange agreement embedded derivative	$—	$9,933	$(9,933)	$—	$—

	December 31, 2020
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Silvertip contingent consideration	$25,000	$—	$—	$(25,000)	$—
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2021 and December 31, 2020 is presented in the following table:

	December 31, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$368,273	$337,384	$—	$337,384	$—
Revolving Credit Facility(2)	$65,000	$65,000	$—	$65,000	$—
(1) Net of unamortized debt issuance costs of $6.7 million
(2) Unamortized debt issuance costs of $2.4 million included in Other Non-Current Assets.

	December 31, 2020
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2024 Senior Notes(1)	$227,590	$229,874	$—	$229,874	$—
Revolving Credit Facility(2)	$—	$—	$—	$—	$—
(1) Net of unamortized debt issuance costs of $2.4 million.
(2) Unamortized debt issuance costs of $1.5 million included in Other Non-Current Assets.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

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
Derivatives Not Designated as Hedging Instruments
Exchange Agreement Embedded Derivative
The Exchange Agreement provided that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expired on October 31, 2021. The accounting treatment of derivative financial instruments required that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expired on October 31, 2021.
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
At December 31, 2021, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Provisional gold sales contracts	$29,481	$—
Average gold price per ounce	$1,798	$—
Notional ounces	16,393	—
    The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$86	$162

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$481	$67

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following represent mark-to-market gains (losses) on derivative instruments in the year ended December 31, 2021, 2020, and 2019, respectively (in thousands):

		Year Ended December 31,
Financial statement line	Derivative	2021	2020	2019
Revenue	Provisional metal sales contracts	$(490)	$959	$337
Fair value adjustments, net	Exchange agreement embedded derivative	9,933	—	—
Fair value adjustments, net	Interest rate swaps	—	—	(178)
		$9,443	$959	$159
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
To protect the Company’s exposure to fluctuations in foreign currency exchange rates for subsidiaries whose functional currency is U.S dollar and are exposed to forecasted transaction denominated in the Mexican Peso and the Canadian Dollar, in March 2020, the Company entered into foreign currency forward exchange contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. As of December 31, 2021, there were no outstanding foreign currency forward exchange contracts.
At December 31, 2021, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Gold put options
Average gold strike price per ounce	$1,630	$—
Notional ounces	132,000	—

Gold call options
Average gold strike price per ounce	$2,038	$—
Notional ounces	132,000	—
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
As of December 31, 2021, the Company had $1.2 million of net after-tax loss in AOCI related to losses from cash flow hedge transactions, of which $1.2 million of net after-tax losses is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$1,212

	December 31, 2020
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$24,883
Foreign currency forward exchange contracts	13,747	—
	$13,747	$24,883

    The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2021, 2020, and 2019, respectively (in thousands).

	Year Ended December 31,
	2021	2020	2019
Amount of Gain (Loss) Recognized in AOCI
Gold zero cost collars	$22,733	$(32,345)	$(136)
Foreign currency forward exchange contracts	50	19,911	—
	$22,783	$(12,434)	$(136)

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold zero cost collars	$938	$7,598	$—
Foreign currency forward exchange contracts	(13,797)	(6,164)	—
	$(12,859)	$1,434	$—

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 17 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Year Ended December 31,
In thousands	2021	2020	2019
COVID-19	$6,618	$15,555	$—
Silvertip ongoing carrying costs	24,928	16,384	—
Silvertip suspension costs	—	11,199	—
Gain on modification of right of use lease	—	(4,051)	—
Asset retirement accretion	11,988	11,754	12,154
Other	5,144	4,813	6,267
Pre-development, reclamation and other	$48,678	$55,654	$18,421

Other, net consists of the following:

	Year Ended December 31,
In thousands	2021	2020	2019
Foreign exchange gain (loss)	$(2,779)	$(2,245)	$(4,346)
Gain (loss) on sale of assets	4,111	(2,849)	(714)
VAT write-down	(25,982)	—	—
Gold zero cost collars novation fee	—	(3,819)	—
Gain (loss) on sale of Manquiri NSR consideration	—	365	133
RMC receivable write-down	—	—	(1,040)
Gain (loss) on Silvertip contingent consideration	—	955	—
Interest income on notes receivable	—	—	198
Other	1,725	1,652	2,576
Other, net	$(22,925)	$(5,941)	$(3,193)

NOTE 18 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of the Company’s common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2021, 2020 and 2019, there were 634,419, 389,629 and 1,137,726 common stock equivalents, respectively, related to equity-based awards were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands except per share amounts	2021	2020	2019
Net income (loss) available to common stockholders
Income (loss) from continuing operations	$(31,322)	$25,627	$(346,896)
Income (loss) from discontinued operations	—	—	5,693
	$(31,322)	$25,627	$(341,203)

Weighted average shares:
Basic	250,044	240,803	218,812
Effect of stock-based compensation plans	—	1,746	—
Diluted	250,044	242,549	218,812

Income (loss) per share:
Income (loss) from continuing operations	$(0.13)	$0.11	$(1.59)
Income (loss) from discontinued operations	—	—	0.03
Basic	$(0.13)	$0.11	$(1.56)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.13)	$0.11	$(1.59)
Income (loss) from discontinued operations	—	—	0.03
Diluted	$(0.13)	$0.11	$(1.56)
On April 23, 2020, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents (the “Sales Agents”) and filed a prospectus supplement for the sale of its common stock, par value $0.01 per share, by way of an “at the market” offering having an aggregate offering price of up to $100,000,000 (the “ATM Program”). Sales under the ATM Program, if any, will be made pursuant to the terms of the Sales Agreement. At December 31, 2021, the Company had not sold any shares of its common stock under the ATM Program.

NOTE 19 - SUPPLEMENTAL GUARANTOR INFORMATION
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
SUMMARIZED BALANCE SHEET
DECEMBER 31, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,499	$16,126
Receivables	(14)	5,607
Ore on leach pads	—	81,128
Inventory	—	24,954
Prepaid expenses and other	8,660	813
	11,145	128,628
NON-CURRENT ASSETS
Property, plant and equipment, net	1,476	188,721
Mining properties, net	—	514,397
Ore on leach pads	—	73,495
Restricted assets	1,496	206
Equity and debt securities	132,197	—
Net investment in subsidiaries	794,254	56,623
Other	47,317	53,511
TOTAL ASSETS	$987,885	$1,015,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,624	$59,463
Other accrued liabilities	16,729	45,676
Debt	—	23,608
Reclamation	—	1,561
	18,353	130,308
NON-CURRENT LIABILITIES
Debt	463,318	53,166
Reclamation	—	125,695
Deferred tax liabilities	751	7,422
Other long-term liabilities	3,266	20,826
Intercompany payable (receivable)	(298,065)	286,655
	169,270	493,764
STOCKHOLDERS’ EQUITY
Common stock	2,569	19,356
Additional paid-in capital	3,738,347	340,701
Accumulated deficit	(2,939,442)	31,452
Accumulated other comprehensive income (loss)	(1,212)	—
	800,262	391,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$987,885	$1,015,581

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2021

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$512,553
Gross profit (loss)	$(714)	$67,941
Income (loss) from continuing operations	$(31,324)	$3,204
Net income (loss)	$(31,324)	$3,204

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of December 31, 2021, $26.0 million is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation has continued at the administrative, appeals court and supreme court levels, most of which has been determined unfavorably to Coeur (including during 2021) based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and recent unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. Coeur Mexicana may still elect to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At December 31, 2021 the remaining unamortized balance was $8.2 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur entered into a transaction with an existing metal sales counterparty whereby it amended its existing sales and purchase contract for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time, the Amended Sales Contract has been further amended to allow for additional prepayments, the latest occurring in July 2021, with an effective date as of June 28, 2021, to include options for Coeur to receive up to two additional prepayments of up to $15.0 million. In December 2020, Coeur exercised an option to receive the $15.0 million December 2020 Prepayment. In the first half of 2021, the Kensington mine delivered $15.0 million in satisfaction of the December 2020 Prepayment. In June 2021, Coeur exercised an option to receive the $15.0 million June 2021 Prepayment, and delivered $15.0 million against that $15.0 million in the second half of 2021. In December 2021, the Company exercised the option to receive the $15.0 million December 2021 Prepayment. The remaining deliveries of $15.0 million under the December 2021 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 31, 2022.
POA 11 Expansion Project
In the second half of 2021 the Company began seeing inflationary pressures on bids for remaining unawarded contracts on the POA 11 expansion project at Rochester during the second half of 2021, most notably on two structural, mechanical, piping, electrical and instrumentation (“SMPEI”) construction contracts for the Merrill-Crowe process plant and crushing circuit, respectively. Coeur recently selected the general SMPEI contractor for construction of the Merrill-Crowe process plant and crusher corridor based on a revised commercial approach from the previous lump-sum commercial model to a single contract. SMPEI work under the initial contract is beginning to advance.
Coeur has also advanced work related to implementation of pre-screens as part of the POA 11 expansion project and has elected to proceed with this scope change enhancement. As previously disclosed, the Company plans to integrate pre-screens into the current crushing system at Rochester, which is expected to drive improved performance while providing valuable operating experience and knowledge that can be applied to the new crushing circuit as part of the POA 11 expansion. Coeur has commenced detailed engineering for pre-screens and intends to align construction of the pre-screens with the completion of the crusher corridor. Installation of pre-screens on the existing crusher system is scheduled for the first half of 2022 with commissioning expected to begin around mid-year.
In connection with the items discussed above, the Company has conducted a comprehensive re-baselining of the overall schedule and costs associated with the original scope of POA 11.
Coeur now estimates the total construction capital for POA 11 to be approximately $597 million, which includes the 10-15% previously announced potential cost escalation as well as $70 - $80 million related to pre-screen implementation and additional porject contingency to reflect ongoing COVID and schedule risk. As of December 31, 2021, the Company has incurred approximately $236 million in the expansion and 61% of the capital is now committed (excluding the recently-awarded SMPEI contract, which is expected to be formalized in the first quarter).
Excluding capital leases, Coeur forecasts capital expenditures related to POA 11 to be approximately $217 - $257 million and $131 - $171 million in 2022 and 2023, respectively. Additional details on expected production and capital expenditures for Rochester can be found in the Technical Report Summary filed by the Company with the U.S. Securities and Exchange Commission on February 16, 2022.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of December 31, 2021 and December 31, 2020, the Company had surety bonds totaling $315.1 million and $311.9 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 21 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	December 31, 2021	December 31, 2020
Accrued salaries and wages	$28,408	$30,457
Deferred revenue (1)	16,093	16,425
Income and mining taxes	13,856	26,118
Accrued operating costs	5,592	3,327
Unrealized losses on derivatives	1,374	24,950
Taxes other than income and mining	3,284	3,616
Accrued interest payable	8,038	1,855
Operating lease liabilities	11,301	12,410
Accrued liabilities and other	$87,946	$119,158
(1) See Note 20 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the year ended December 31, 2021 and 2020:

In thousands	December 31, 2021	December 31, 2020
Cash and cash equivalents	$56,664	$92,794
Restricted cash equivalents	1,625	1,376
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$58,289	$94,170

	Year ended December 31,
Non-cash financing and investing activities:	2021	2020	2019
Finance lease obligations	$37,860	$5,283	$16,615
Capital expenditures, not yet paid	$40,904	$30,682	$8,188
Non-cash extinguishment of senior notes	$—	$—	$20,009
Non-cash Silvertip contingent consideration	$—	$5,295	$5,973
Non-cash acquisition of Victoria Gold Corp common stock	$118,777	$—	$—
Other cash flow information:
Interest paid	$19,655	$20,634	$24,428
Income and mining taxes paid	$57,200	$35,600	$33,700

NOTE 22 – ASSET AND LIABILITIES HELD FOR SALE

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

Under the Agreement, Avino will acquire the La Preciosa project from Coeur for the following consideration:

•$15.0 million upon closing of the transaction,
•$5.0 million promissory note that matures prior to the first anniversary of the transaction closing,
•Equity consideration of 14.0 million units, payable on closing, each consisting of one share of Avino common stock and one half of one common share purchase warrant of Avino common stock, priced at a 25% premium to the 20-day volume weighted average price prior to announcement,

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
•Deferred cash consideration of approximately $8.8 million to be paid no later than the first anniversary of initial production from any portion of the La Preciosa project,
•Contingent payments of $0.25 per silver equivalent ounce (subject to an inflationary adjustment) on any new mineral reserves discovered and declared outside of the current resource area at the La Preciosa project, up to a maximum payment of $50.0 million, and
•Two royalties covering the La Preciosa land package, including (i) a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and (ii) a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, offset by the amount of any new mineral reserve contingent payments made to Coeur.
The Company classified the La Preciosa project as held for sale as of December 31, 2021 and the associated assets and liabilities are classified separately on the consolidated balance sheets. The major classes of assets and liabilities associated with the La Preciosa project as of December 31, 2021 are as follows:

In thousands	December 31, 2021

Cash and cash equivalents	$234
Receivables	1,211
Prepaid expenses and other	1,338
Property, plant and equipment, net	1,626
Mining properties, net	49,085
Other	746
TOTAL ASSETS	$54,240

Accounts payable	$311
Deferred tax liabilities	10,958
TOTAL LIABILITIES	$11,269

NOTE 23 – DISCONTINUED OPERATIONS
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

Item 9A.    Controls and Procedures
(a)Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2021.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy: (i) Mitchell J. Krebs, the Company’s President and Chief Executive Office, entered into an amended selling plan on November 5, 2021, and (ii) a family trust associated with John Robinson, a member of the Board of Directors of the Company, entered into a selling plan on November 11, 2021. Under Mr. Krebs’s selling plan, between December 2021 and September 2022, Mr. Krebs will sell up to a total of 200,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold price specified in the plan. Under Mr. Robinson’s family trust selling plan, between December 2021 and December 2022, the trust will sell up to a total of 90,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold prices specified in the plan.
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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1: Election of Directors”, “Information about Executive Officers”, “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2021 Summary Compensation Table,” “2021 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2021 Year End,” “2021 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation Committee Report.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	131,253	$16.91	17,713,873
Equity compensation plans not approved by security holders	—	—	—
Total	131,253	$16.91	17,713,873
(1)Amounts include 2,390,013 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Meeting Attendance”, “Committees of the Board of Directors”, and “Director Independence”.

Item 14.    Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.” The Company’s independent registered public accounting firm is Grant Thornton, LLP, Chicago, Illinois, PCAOB ID Number: 248

PART IV

Item 15.        Exhibits

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

4.4
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

10.28
Clawback and Forfeiture Policy Effective December 8, 2020 (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on February 17, 2021 (File. No. 001-08641)).**

10.29
Fifth Amendment to Credit Agreement, dated March 1, 2021, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-08641)).

10.30
Share Exchange Agreement, dated May 10, 2021, between Coeur Mining, Inc. and Orion Co-VI Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2021 (File No. 001-08641)).

10.31
Support Agreement, dated May 10, 2021, between Coeur Mining, Inc. and Orion Co-VI Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2021 (File No. 001-08641)).

10.32
Amended and Restated Coeur Mining, Inc. 2018 Long-Term Incentive Plan, effective as of May 11, 2021. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021 (File No. 001-08641)).**

10.33
Separation and Release of Claims Agreement dated September 7, 2021, between Coeur Mining, Inc. and Terrence F. Smith (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2021 (File No. 001-08641)).**

21	List of subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
96.1	Technical Report Summary for the Palmarejo Mine (Incorporated herein by reference to exhibit 96.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
96.2	Technical Report Summary for the Rochester Mine (Incorporated herein by reference to exhibit 96.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
96.3	Technical Report Summary for the Kensington Mine (Incorporated herein by reference to exhibit 96.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
96.4	Technical Report Summary for the Wharf Mine (Incorporated herein by reference to exhibit 96.4 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
* The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 16, 2022	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 16, 2022

/s/ Thomas S. Whelan_____________________ Thomas S. Whelan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2022

/s/ Ken Watkinson______________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 16, 2022

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 16, 2022

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 16, 2022

/s/ Eduardo Luna_______________________ Eduardo Luna	Director	February 16, 2022

/s/ Jessica L. McDonald___________________ Jessica L. McDonald	Director	February 16, 2022

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 16, 2022

/s/ John H. Robinson______________________ John H. Robinson	Director	February 16, 2022

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 16, 2022