Form 10-Q
period 2022-03-31
Coeur Mining, Inc.
filed 2022-05-04
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 300,000,000 shares of common stock, par value of $0.01, authorized of which 280,806,345 shares were issued and outstanding as of May 2, 2022.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2022	December 31, 2021
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$73,330	$56,664
Receivables	4	29,221	32,417
Inventory	5	52,944	51,281
Ore on leach pads	5	89,406	81,128
Prepaid expenses and other		14,340	13,847
Assets held for sale	19	—	54,240
		259,241	289,577
NON-CURRENT ASSETS
Property, plant and equipment, net		337,455	319,967
Mining properties, net		913,138	852,799
Ore on leach pads	5	73,133	73,495
Restricted assets		9,254	9,138
Equity securities	6	161,894	132,197
Other		63,086	57,249
TOTAL ASSETS		$1,817,201	$1,734,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$103,266	$103,901
Accrued liabilities and other	18	82,438	87,946
Debt	7, 8	29,620	29,821
Reclamation	9	2,853	2,931
Liabilities held for sale	19	—	11,269
		218,177	235,868
NON-CURRENT LIABILITIES
Debt	7, 8	455,868	457,680
Reclamation	9	181,473	178,957
Deferred tax liabilities		24,647	21,969
Other long-term liabilities		37,062	39,686
		699,050	698,292
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 300,000,000 shares, 280,834,764 issued and outstanding at March 31, 2022 and 256,919,803 at December 31, 2021		2,808	2,569
Additional paid-in capital		3,834,896	3,738,347
Accumulated other comprehensive income (loss)		(5,970)	(1,212)
Accumulated deficit		(2,931,760)	(2,939,442)
		899,974	800,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,817,201	$1,734,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2022	2021
	Notes	In thousands, except share data
Revenue	3	$188,404	$202,117
COSTS AND EXPENSES
Costs applicable to sales(1)	3	133,267	108,147
Amortization		26,433	29,937
General and administrative		10,272	11,554
Exploration		5,418	9,666
Pre-development, reclamation, and other	14	11,412	13,712
Total costs and expenses		186,802	173,016
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment		—	(9,173)
Fair value adjustments, net	12	10,605	(3,799)
Interest expense, net of capitalized interest	8	(4,568)	(4,910)
Other, net	14	1,737	3,627
Total other income (expense), net		7,774	(14,255)
Income (loss) before income and mining taxes		9,376	14,846
Income and mining tax (expense) benefit	10	(1,694)	(12,786)
NET INCOME (LOSS)		$7,682	$2,060
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(5,218)	27,357
Reclassification adjustments for realized (gain) loss on cash flow hedges		460	(2,721)
Other comprehensive income (loss)		(4,758)	24,636
COMPREHENSIVE INCOME (LOSS)		$2,924	$26,696

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Basic		$0.03	$0.01

Diluted		$0.03	$0.01
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2022	2021
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$7,682	$2,060
Adjustments:
Amortization		26,433	29,937
Accretion		3,463	2,905
Deferred taxes		(8,262)	124
Loss on debt extinguishment	8	—	9,173
Fair value adjustments, net	12	(13,744)	3,799
Stock-based compensation	11	2,267	4,256
Write-downs	5	7,595	—
Deferred revenue recognition	17	(315)	(8,346)
Other		(1,340)	(2,328)
Changes in operating assets and liabilities:
Receivables		9,100	999
Prepaid expenses and other current assets		(509)	(655)
Inventory and ore on leach pads		(17,672)	(17,486)
Accounts payable and accrued liabilities		(21,125)	(28,797)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(6,427)	(4,359)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(69,502)	(59,424)
Proceeds from the sale of assets		15,371	4,588
Sale of investments		—	935
Other		(11)	(17)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(54,142)	(53,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	98,397	—
Issuance of notes and bank borrowings, net of issuance costs	8	85,000	367,493
Payments on debt, finance leases, and associated costs	7, 8	(103,267)	(243,967)
Other		(3,403)	(3,925)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		76,727	119,601
Effect of exchange rate changes on cash and cash equivalents		272	(51)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		16,430	61,273
Cash, cash equivalents and restricted cash at beginning of period		58,289	94,170
Cash, cash equivalents and restricted cash at end of period		$74,719	$155,443

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	7,682	—	7,682
Other comprehensive income (loss)	—	—	—	—	(4,758)	(4,758)
Common stock issued under "at the market" stock offering	22,053	220	98,279	—	—	98,499
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,862	19	(1,730)	—	—	(1,711)
Balances at March 31, 2022	280,834	$2,808	$3,834,896	$(2,931,760)	$(5,970)	$899,974

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	2,060	—	2,060
Other comprehensive income (loss)	—	—	—	—	24,636	24,636
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(282)	(3)	334	—	—	331
Balances at March 31, 2021	243,470	$2,435	$3,610,631	$(2,906,060)	$13,500	$720,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2022. The condensed consolidated December 31, 2021 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 — Summary of Significant Accounting Policies contained in the 2021 10-K.
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, asset acquisitions, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended March 31,
In thousands	2022	2021
Opening Balance	$8,150	$9,376
Revenue Recognized	(315)	(346)
Closing Balance	$7,835	$9,030
In December 2021, the Company received a $15.0 million prepayment (the “December 2021 Prepayment”) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 17). In March 2022, the Company exercised an option to receive a $10.0 million prepayment (the “March 2022 Prepayment). The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheet. See Note 17 -- Commitments and Contingencies for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a roll forward of the Amended Sales Contract liability balance:

	Three Months Ended March 31,
In thousands	2022	2021
Opening Balance	$15,016	$15,003
Additions	10,139	101
Revenue Recognized	—	(8,000)
Closing Balance	$25,155	$7,104
Recently Issued Accounting Standards
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The Company plans to adopt the new derivatives and hedging standards effective January 1, 2023 and does not expect the new derivatives and hedging standard to have a material effect on our financial position, results of operations or cash flows.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip development property. Except for the Silvertip development property, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip development property, which suspended mining and processing activities in February 2020, is engaged in the discovery of silver, zinc and lead. Other includes the Sterling/Crown development properties, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$40,074	$11,052	$44,059	$34,266	$—	$—	$129,451
Silver sales	42,999	15,317	245	392	—	—	58,953
Metal sales	83,073	26,369	44,304	34,658	—	—	188,404
Costs and Expenses
Costs applicable to sales(1)	43,225	32,275	36,910	20,857	—	—	133,267
Amortization	9,386	4,710	8,622	2,061	1,259	395	26,433
Exploration	1,610	1,942	402	—	—	1,464	5,418
Other operating expenses	921	1,831	615	512	6,494	11,311	21,684
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	10,605	10,605
Interest expense, net	(115)	(178)	(248)	(13)	(68)	(3,946)	(4,568)
Other, net(3)	(339)	(48)	106	39	(5)	1,984	1,737
Income and mining tax (expense) benefit	(12,075)	(35)	—	(993)	—	11,409	(1,694)
Net Income (loss)	$15,402	$(14,650)	$(2,387)	$10,261	$(7,826)	$6,882	$7,682
Segment assets(2)	$288,081	$618,481	$149,840	$91,527	$234,693	$127,015	$1,509,637
Capital expenditures	$13,611	$33,050	$7,924	$1,361	$11,859	$1,697	$69,502
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Three Months Ended March 31, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$37,567	$12,440	$54,466	$33,849	$—	$—	$138,322
Silver sales	42,778	20,317	—	700	—	—	63,795
Metal sales	80,345	32,757	54,466	34,549	—	—	202,117
Costs and Expenses
Costs applicable to sales(1)	33,988	24,033	31,394	18,732	—	—	108,147
Amortization	9,059	3,577	13,445	2,475	1,086	295	29,937
Exploration	1,693	472	1,109	67	2,932	3,393	9,666
Other operating expenses	1,270	1,448	2,995	185	6,555	12,813	25,266
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	(3,799)	(3,799)
Interest expense, net	(187)	(222)	(232)	(37)	45	(4,277)	(4,910)
Other, net(3)	(665)	(61)	—	24	(102)	4,431	3,627
Income and mining tax (expense) benefit	(11,340)	(138)	(334)	(1,129)	—	155	(12,786)
Net Income (loss)	$22,143	$2,806	$4,957	$11,948	$(10,630)	$(29,164)	$2,060
Segment assets(2)	$306,648	$388,047	$162,727	$79,018	$169,328	$177,516	$1,283,284
Capital expenditures	$9,983	$30,177	$7,202	$1,481	$10,387	$194	$59,424
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets	March 31, 2022	December 31, 2021
Total assets for reportable segments	$1,509,637	$1,424,934
Cash and cash equivalents	73,330	56,664
Other assets	234,234	252,824
Total consolidated assets	$1,817,201	$1,734,422
Geographic Information

Long-Lived Assets	March 31, 2022	December 31, 2021
United States	$774,536	$704,007
Mexico	247,218	244,758
Canada	228,715	223,876
Other	124	125
Total	$1,250,593	$1,172,766

Revenue	Three months ended March 31,
	2022	2021
United States	$105,331	$121,772
Mexico	83,073	80,345
Total	$188,404	$202,117

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	March 31, 2022	December 31, 2021
Current receivables:
Trade receivables	$7,080	$4,879
VAT receivable	8,293	18,415
Income tax receivable	8,827	8,418
Avino note receivable	4,709	—
Other	312	705
	$29,221	$32,417

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In thousands	March 31, 2022	December 31, 2021
Inventory:
Concentrate	$1,943	$1,643
Precious metals	11,867	11,353
Supplies	39,134	38,285
	$52,944	$51,281
Ore on Leach Pads:
Current	$89,406	$81,128
Non-current	73,133	73,495
	$162,539	$154,623

Long-term Stockpile (included in Other)	$18,142	$18,027

Total Inventory and Ore on Leach Pads	$233,625	$223,931

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. At the end of the first quarter of 2022, the cost of metal and leach pad inventory at Rochester exceeded its net realizable value which resulted in a non-cash write down of $8.6 million ($7.6 million was recognized in Costs Applicable to Sales and $1.0 million in Amortization).

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At March 31, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$—	$12,410	$141,120
Integra Resources Corp.	9,455	(4,074)	—	5,381
Avino Silver & Gold Mines Ltd	13,720	(560)	—	13,160
Other	2,233	—	—	2,233
Equity securities	$154,118	$(4,634)	$12,410	$161,894

	At December 31, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$(4,499)	$—	$124,211
Integra Resources Corp.	9,455	(1,469)	—	7,986
Equity securities	$138,165	$(5,968)	$—	$132,197
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 12 -- Fair Value Measurements for additional details.
On March 21, 2022, the Company closed the sale of its La Preciosa silver project. In connection with the closing of the transaction, the Company received 14,000,000 common shares of Avino Silver & Gold Mines Ltd. (“Avino”) (representing approximately 12.0% of Avino’s outstanding common shares). See Note 19 -- Dispositions for additional details on the sale.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three months ended March 31,
In thousands	2022	2021
Lease Cost
Operating lease cost	$3,016	$3,151

Short-term operating lease cost	$2,608	$3,045

Finance Lease Cost:
Amortization of leased assets	$5,207	$5,888
Interest on lease liabilities	1,221	589
Total finance lease cost	$6,428	$6,477
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
In thousands	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,624	$6,401
Operating cash flows from finance leases	$1,221	$589
Financing cash flows from finance leases	$8,239	$5,663
Supplemental balance sheet information related to leases was as follows:

In thousands	March 31, 2022	December 31, 2021
Operating Leases
Other assets, non-current	$28,369	$30,987

Accrued liabilities and other	11,101	11,301
Other long-term liabilities	16,304	18,660
Total operating lease liabilities	$27,405	$29,961

Finance Leases
Property and equipment, gross	$124,996	$115,597
Accumulated depreciation	(64,722)	(63,879)
Property and equipment, net	$60,274	$51,718

Debt, current	$29,620	$29,821
Debt, non-current	32,360	24,407
Total finance lease liabilities	$61,980	$54,228

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.86	1.62
Weighted-average remaining lease term - operating leases	2.97	3.17

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.03%	5.08%
Weighted-average discount rate - operating leases	5.20%	5.20%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of March 31, 2022 (In thousands)
	Operating leases	Finance leases
2022	$8,664	$21,022
2023	10,868	19,304
2024	8,812	11,713
2025	213	10,164
2026	220	5,614
Thereafter	945	1,135
Total	$29,722	$68,952
Less: imputed interest	(2,317)	(6,972)
Net lease obligation	$27,405	$61,980

NOTE 8 – DEBT

	March 31, 2022		December 31, 2021
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$368,508	$—	$368,273
Revolving Credit Facility(2)	—	55,000	—	65,000
Finance lease obligations	29,620	32,360	29,821	24,407
	$29,620	$455,868	$29,821	$457,680
(1) Net of unamortized debt issuance costs of $6.5 million and $6.7 million at March 31, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs of $2.2 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 8 -- Debt contained in the 2021 10-K.
Revolving Credit Facility
At March 31, 2022, the Company had $215.0 million available under its $300.0 million revolving credit facility (the “RCF”) provided pursuant to the credit agreement entered into in September 2017 (as amended, the “Credit Agreement”) among the Company, as borrower, and certain subsidiaries of the Company, as guarantors, and Bank of America, N.A, as administrative agent (the “Agent”), and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia and ING Capital LLC (the “RCF Lenders”). At March 31, 2022, the Company had $55.0 million drawn at an interest rate of 2.7% and $30.0 million in outstanding letters of credit under the RCF.
On May 2, 2022, the Company entered into an amendment (the “Amendment”) to the RCF, by and among the Company, certain subsidiaries of the Company, as guarantors, the lenders party thereto and the Agent. The Amendment, among other things, increases the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate of $390.0 million.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2022, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60 million in 2021, a portion of which has been funded as of March 31, 2022. The package is earmarked for planned equipment purchases for POA 11 in 2022, and has an interest rate of 5.22%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense

	Three Months Ended March 31,
In thousands	2022	2021
2024 Senior Notes	$—	$2,591
2029 Senior Notes	4,805	1,602
Revolving Credit Facility	1,187	480
Finance lease obligations	1,221	589
Amortization of debt issuance costs	417	404
Other debt obligations	127	57
Capitalized interest	(3,189)	(813)
Total interest expense, net of capitalized interest	$4,568	$4,910

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Asset retirement obligation - Beginning	$181,888	$139,274
Accretion	3,457	2,908
Settlements	(1,019)	(770)
Asset retirement obligation - Ending	$184,326	$141,412

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2022 and 2021 by significant jurisdiction:

	Three months ended March 31,
	2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(10,130)	$(1,199)	$(8,531)	$(1,625)
Canada	(7,525)	—	(12,785)	—
Mexico	27,033	(495)	32,914	(11,161)
Other jurisdictions	(2)	—	3,248	—
	$9,376	$(1,694)	$14,846	$(12,786)
    During the first quarter of 2022, the Company reported estimated income and mining tax expense of approximately $1.7 million, resulting in an effective tax rate of 18.1%. This compares to income tax expense of $12.8 million for an effective tax rate of 86.1% during the first quarter of 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) the non-recognition of tax assets; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) mining taxes; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) percentage depletion. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2021 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2018 forward for the U.S. federal jurisdiction and from 2016 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by less than $0.1 million in the next twelve months.
    At March 31, 2022 and December 31, 2021, the Company had $0.0 million and $0.3 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2022 and December 31, 2021, the amount of accrued income-tax-related interest and penalties was $0.0 million and $0.4 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three months ended March 31, 2022 and 2021 was $2.3 million and $4.3 million, respectively. At March 31, 2022, there was $13.7 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
    The following table summarizes the grants awarded during the three months ended March 31, 2022:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 22, 2022	1,700,619	$4.21	1,067,118	$4.38

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2022	2021
Unrealized gain (loss) on equity securities	$13,744	$(4,568)
Realized gain (loss) on equity securities	—	769
Termination of gold zero cost collars	(3,139)	—
Fair value adjustments, net	$10,605	$(3,799)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$164,127	$161,894	$2,233	$—
Provisional metal sales contracts	461	—	461	—
	$164,588	$161,894	$2,694	$—
Liabilities:
Gold forwards	$1,832	$—	$1,832	$—
Provisional metal sales contracts	46	—	46	—
	$1,878	$—	$1,878	$—

	Fair Value at December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$132,197	$132,197	$—	$—
Provisional metal sales contracts	86	—	86	—
	$132,283	$132,197	$86	$—
Liabilities:
Gold zero cost collars	$1,212	$—	$1,212	$—
Provisional metal sales contracts	162	—	162	—
	$1,374	$—	$1,374	$—
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. The Company’s common share purchase warrants received as consideration in the La Preciosa project sale are valued using the pricing model with inputs derived from observable market data, including quoted market prices and quoted interest curve rates. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The Company’s gold forward contracts valued using pricing models with inputs derived from observable market data, including forward market prices, yield curves, credit spreads. The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
As further discussed in Note 19 — Dispositions, the consideration for the sale of La Preciosa project included two royalties, a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, and contingent consideration of $0.25 per silver equivalent ounce (adjusted for inflation) on any new mineral reserves discovered and declared outside of the current resources area at the La Preciosa project, up to a maximum payment of $50.0 million. The fair value of the royalties and the contingent consideration assets were $11.2 million and $1.2 million, respectively, valued as of the date of closing of the transaction and are measured at fair value on a non-recurring basis. The fair value of the royalties and the contingent consideration were valued using Monte Carlo simulation models. The model inputs include significant unobservable inputs and involve significant management judgment. The significant unobservable inputs included assumptions related to metal prices which assumed silver prices ranging from $22 to $25 per ounce and gold prices ranging from $1,930 to $1,700 per ounce as well as volatility assumptions for silver and gold prices (33.5% and 19.0%, respectively), and an assumed weighted average cost of capital of 15.5%. Such instruments are classified within Level 3 of the fair value hierarchy.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the changes in the fair value of the Company's Level 3 financial assets:

In thousands	Fair value at December 31, 2021	Initial valuation	Revaluation	Fair value at March 31, 2022
Assets:
Royalties	$—	$11,200	$—	$11,200
Contingent consideration	$—	$1,150	$—	$1,150
	$—	$12,350	$—	$12,350
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2022.
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2022 and December 31, 2021 is presented in the following table:

	March 31, 2022
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Promissory note	$4,709	$4,709	$—	$4,709	$—
Deferred cash consideration	$7,350	$7,350	$—	$7,350	$—
Liabilities:
2029 Senior Notes(1)	$368,508	$319,390	$—	$319,390	$—
Revolving Credit Facility(2)	$55,000	$55,000	$—	$55,000	$—
(1) Net of unamortized debt issuance costs of $6.5 million
(2) Unamortized debt issuance costs of $2.2 million included in Other Non-Current Assets.

	December 31, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$368,273	$337,384	$—	$337,384	$—
Revolving Credit Facility(2)	$65,000	$65,000	$—	$65,000	$—
(1) Net of unamortized debt issuance costs of $6.7 million.
(2) Unamortized debt issuance costs of $2.4 million included in Other Non-Current Assets.
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
Also included in the consideration for the sale of La Preciosa project was a promissory note payable to the Company that matures in March 2023 and deferred cash consideration payable on the first anniversary of initial production from any portion of the La Preciosa project. These assets were valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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
Zero Cost Collars
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts were net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. If the price of gold at the time of expiration was lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. In the first quarter of 2022, the Company voluntarily de-designated hedge accounting for the zero cost collars and subsequently terminated the arrangements. The cost to terminate the zero cost collars was $7.7 million, of which $3.1 million was recognized in earnings and the remaining $4.6 million, which represents the fair value of the zero cost collars on the date of de-designation, was retained in AOCI and will be recognized in earnings as the forecasted transactions occur.
At March 31, 2022, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Provisional gold sales contracts	$24,283	$—
Average gold price per ounce	$1,938	$—
Notional ounces	12,530	—
    The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$461	$46

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$86	$162
The following represent mark-to-market gains (losses) on derivative instruments in the three months ended March 31, 2022 and 2021, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2022	2021
Revenue	Provisional metal sales contracts	$492	$(559)
Fair value adjustments, net	Terminated zero cost collars	(3,139)	—
		$(2,647)	$(559)
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices the Company entered into forward contracts. The contracts are net settled monthly and if the actual price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
At March 31, 2022, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,955	$1,956
Notional ounces	157,000	75,000
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
As of March 31, 2022, the Company had $1.8 million of net after-tax loss in AOCI related to losses from cash flow hedge transactions, of which $1.8 million of net after-tax losses is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	March 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold forwards	$—	$1,832

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Gold zero cost collars	$—	$1,212
The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the quarter ended March 31, 2022 and 2021, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2022	2021
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$(1,832)	$—
Gold zero cost collars	(3,386)	28,547
Foreign currency forward exchange contracts	—	(1,190)
	$(5,218)	$27,357

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold forwards	$—	$—
Gold zero cost collars	460	392
Foreign currency forward exchange contracts	—	(3,113)
	$460	$(2,721)
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended March 31,
In thousands	2022	2021
COVID-19	$972	$3,005
Silvertip ongoing carrying costs	6,159	6,921
Asset retirement accretion	3,463	2,905
Other	818	881
Pre-development, reclamation and other	$11,412	$13,712

Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2022	2021
Foreign exchange gain (loss)	$(559)	$(773)
Gain (loss) on sale of assets	1,831	4,053
Other	465	347
Other, net	$1,737	$3,627

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
For the three months ended March 31, 2022 and 2021, there were 1,151,073 and 112,610 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended March 31,
In thousands except per share amounts	2022	2021
Net income (loss) available to common stockholders	$7,682	$2,060

Weighted average shares:
Basic	261,458	241,397
Effect of stock-based compensation plans	2,105	3,123
Diluted	263,563	244,520

Income (loss) per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

On March 18, 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “Equity Offering”). The Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement (the “Sales Agreement”), entered into on April 23, 2020 between the Company and BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 22,053,275 shares of its common stock in the Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.0 million. Proceeds from the Equity Offering were used to repay outstanding amounts under the RCF.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET
MARCH 31, 2022

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,035	$18,949
Receivables	4,569	7,553
Ore on leach pads	—	89,406
Inventory	—	26,815
Prepaid expenses and other	8,808	1,114
	17,412	143,837
NON-CURRENT ASSETS
Property, plant and equipment, net	1,343	203,363
Mining properties, net	11,200	559,217
Ore on leach pads	—	73,133
Restricted assets	1,493	206
Equity securities	161,894	—
Net investment in subsidiaries	772,325	54,326
Other	47,455	51,214
TOTAL ASSETS	$1,013,122	$1,085,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,740	$64,113
Other accrued liabilities	9,629	54,189
Debt	—	24,538
Reclamation	—	1,561
	11,369	144,401
NON-CURRENT LIABILITIES
Debt	451,522	65,909
Reclamation	—	127,268
Deferred tax liabilities	920	7,456
Other long-term liabilities	3,142	18,956
Intercompany payable (receivable)	(353,805)	341,389
	101,779	560,978
STOCKHOLDERS’ EQUITY
Common stock	2,808	19,417
Additional paid-in capital	3,834,896	340,700
Accumulated deficit	(2,931,760)	19,800
Accumulated other comprehensive income (loss)	(5,970)	—
	899,974	379,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,122	$1,085,296

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2022

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$105,331
Gross profit (loss)	$(208)	$(289)
Net income (loss)	$7,682	$(11,592)

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of March 31, 2022, $26.0 million is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation has continued at the administrative, appeals court and supreme court levels, most of which has been determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and recent unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. In March 2022, Coeur Mexicana filed an updated notice of intent to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, in connection with this dispute and may elect to formally proceed with arbitration under NAFTA. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At March 31, 2022 the remaining unamortized balance was $7.8 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments, including in June 2021, to provide options for Coeur to receive up to two additional prepayments of up to $15.0 million each. In June 2021 and December 2021, the Company exercised these options and received the $15.0 million June 2021 Prepayment and the $15.0 million December 2021 Prepayment. The June 2021 Prepayment was paid back in full before the December 2021 Prepayment was received. In March 2022, the Amended Sales Contract was further amended to allow for an additional $10.0 million prepayment. The additional $10.0 million prepayment was made in March 2022 (the “March 2022 Prepayment”). The remaining deliveries of $15.0 million and $10.0 million under the December 2021 Prepayment and March 2022 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by March 2023.
POA 11 Expansion Project
As of March 31, 2022, Coeur incurred approximately $283 million toward the expansion. With the formalization of the recently-awarded structural, mechanical, piping, electrical and instrumentation (“SMPEI”) and final major high-voltage electrical contracts, the Company has committed approximately $477 million of capital since the inception of the project, representing 80% of the re-baselined cost estimate of $597 million. Coeur estimates capital expenditures related to POA 11 in 2022 to be approximately $217 - $257 million and $131 - $171 million in 2023.
The expansion consists of three major components: (i) a new 300 million ton leach pad, for which civil work is essentially complete and piping work is near completion; (ii) a Merrill-Crowe process plant with construction completion scheduled for the first half of 2023; and (iii) a new three-stage crushing circuit with construction completion scheduled for mid-2023.
Progress on the Merrill-Crowe process plant included completion of concrete work, the start of equipment setting, and steel and process pipe rack erection. Work on the crusher corridor included substantial completion of excavation in the primary crusher area, completion of concrete work and the start of steel construction in the secondary crusher areas, and continued advancement of concrete work in the secondary stock pile reclaim and tertiary crusher areas. Coeur also began pre-assembly of conveyor components, and deliveries of equipment and materials for the project continue.
The Company is also advancing detailed engineering, and equipment procurement is underway for the implementation of pre-screens into the expansion flowsheet. Coeur intends to align construction of the pre-screens with the completion of the new crusher corridor.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of March 31, 2022 and December 31, 2021, the Company had surety bonds totaling $315.5 million and $315.1 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2022	December 31, 2021
Accrued salaries and wages	$22,253	$28,408
Deferred revenue (1)	26,240	16,093
Income and mining taxes	7,987	13,856
Accrued operating costs	6,975	5,592
Unrealized losses on derivatives	1,878	1,374
Taxes other than income and mining	2,844	3,284
Accrued interest payable	3,160	8,038
Operating lease liabilities	11,101	11,301
Accrued liabilities and other	$82,438	$87,946
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three months ended March 31, 2022 and 2021:

In thousands	March 31, 2022	March 31, 2021
Cash and cash equivalents	$73,330	$154,066
Restricted cash equivalents	1,389	1,377
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,719	$155,443

NOTE 19 – DISPOSITIONS
On October 27, 2021 the Company entered into a definitive agreement (the “Agreement”) to sell its La Preciosa projected located in the State of Durango, Mexico to Avino (the “La Preciosa Sale”). On March 21, 2022, the La Preciosa Sale was completed.
Coeur and its subsidiaries received the following consideration at closing:
•$15.3 million cash,
•$5.0 million promissory note that matures prior to the first anniversary of the transaction closing, valued at $4.7 million,
•Equity consideration of 14.0 million units, consisting of one share of Avino common stock and one half of one common share purchase warrant of Avino common stock, valued at $13.7 million and $2.2 million, respectively. Common share purchase warrants are exercisable at $1.09 per share and expire September 2023.
•In addition, under the Agreement, Coeur is entitled to the following additional consideration:
◦$8.8 million deferred cash consideration to be paid no later than the first anniversary of initial production from any portion of the La Preciosa project, valued at $7.4 million,
◦Contingent payments of $0.25 per silver equivalent ounce (subject to an inflationary adjustment) on any new mineral reserves discovered and declared outside of the current resource area at the La Preciosa project, up to a maximum payment of $50.0 million, valued at $1.2 million, and
◦Two royalties, valued at $11.2 million, covering the La Preciosa land package, including (i) a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and (ii) a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, offset by the amount of any new mineral reserve contingent payments made to Coeur.
The La Preciosa sale resulted in a gain on the sale of $1.6 million, which was recognized in Other, Net in the condensed consolidated statements of comprehensive income (loss).

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
Overview
We are primarily a gold and silver producer with assets located in the United States, Canada and Mexico
First Quarter Highlights
For the quarter, Coeur reported revenue of $188.4 million and cash flow from operating activities of $(6.4) million. We reported GAAP net income of $7.7 million, or $0.03 per diluted share. On an adjusted basis1, the Company reported EBITDA of $41.5 million and net loss of $13.8 million or $0.05 per diluted share.
•First quarter production on plan and in-line with 2022 guidance – Solid performances at Palmarejo and Wharf more than offset COVID-19 impacts at Kensington and lower production levels at Rochester, leading to total production of 75,409 ounces of gold and 2.5 million ounces of silver
•Enhanced liquidity and balance sheet strength – Coeur recently announced multiple initiatives to bolster its liquidity and balance sheet flexibility, including increased additional downside protection from gold hedging in 2022 and 2023, expansion of its revolving credit facility (“RCF”) by $90 million and the completion of its $100 million at-the-market (“ATM”) equity offering
•Rochester expansion project advancing – The Rochester expansion project continued to advance with construction completion targeted for mid-2023. Coeur has now committed approximately 80% of the $597 million capital estimate and has incurred approximately $283 million of the estimated total as of the end of the first quarter
•New discovery at Silvertip highlights recent exploration success – Camp Creek West discovery holes support the potential for significant additional resource expansion at Silvertip. Recent high-grade intercepts at Kensington and Palmarejo also demonstrate the potential for further mine life extensions
•Strategic sale of La Preciosa silver project completed – Coeur closed the sale of the La Preciosa silver project during the quarter for total fixed proceeds of nearly $36 million, including $15 million in cash, and additional potential contingent consideration of up to $59 million plus two royalties covering the La Preciosa land package
•Kensington POA 1 key federal authorizations received – The U.S. Forest Service issued the Final Record of Decision approving Coeur’s proposed amendment to increase tailings and waste rock storage capacity to accommodate future growth potential at Kensington. Similarly, the Company also received the U.S. Army Corps of Engineers Record of Decision and Permit
•Updated greenhouse gas (“GHG”) net intensity targets – On April 27, 2022, Coeur published its 2021 ESG Report which included an updated GHG emissions target of a 35% reduction in net intensity by the end of 2024. The Company’s previous goal was a 25% net intensity reduction by 2025

Selected Financial and Operating Results

	Three Months Ended
In thousands	March 31, 2022	December 31, 2021	March 31, 2021
Financial Results:
Gold sales	$129,451	$146,943	$138,322
Silver sales	$58,953	$60,941	$63,795
Consolidated Revenue	$188,404	$207,884	$202,117
Net income (loss)	$7,682	$(10,760)	$2,060
Net income (loss) per share, diluted	$0.03	$(0.04)	$0.01
Adjusted net income (loss)(1)	$(13,782)	$(11,615)	$13,941
Adjusted net income (loss) per share, diluted(1)	$(0.05)	$(0.05)	$0.06
EBITDA(1)	$40,377	$28,326	$49,693
Adjusted EBITDA(1)	$41,527	$48,700	$65,867
Total debt(2)	$485,488	$487,201	$412,125
Operating Results:
Gold ounces produced	75,409	88,946	85,225
Silver ounces produced	2,479,442	2,615,182	2,403,143
Gold ounces sold	75,211	88,930	83,112
Silver ounces sold	2,450,282	2,624,428	2,435,504
Average realized price per gold ounce	$1,721	$1,652	$1,664
Average realized price per silver ounce	$24.06	$23.22	$26.19
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021
Revenue
We sold 75,211 gold ounces and 2.5 million silver ounces, compared to 88,930 gold ounces and 2.6 million silver ounces. Revenue decreased by $19.5 million, or 9%, as a result of a 15% and 7% decrease in gold and silver ounces sold, respectively, partially offset by a 4% increase in average realized gold and silver prices. The decrease in gold and silver ounces sold was primarily due to lower production at Rochester, Kensington and Wharf. Gold and silver accounted for 69% and 31% of 2022 sales revenue, respectively. This compares to gold and silver accounting for 71% and 29% of 2021 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2022	December 31, 2021
Gold sales	$129,451	$146,943	$(17,492)	(12)%
Silver sales	58,953	60,941	(1,988)	(3)%
Metal sales	$188,404	$207,884	$(19,480)	(9)%
Costs Applicable to Sales
Costs applicable to sales decreased $3.2 million, or 2%, primarily due to lower gold and silver ounces sold, partially offset by higher operating costs partially due to inflationary pressures and the $3.3 million favorable impact from foreign currency hedges in the comparable period of 2021. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $9.0 million, or 25%, primarily due to lower gold and silver and ounces sold.
Expenses
General and administrative expenses increased $0.6 million, or 7%, primarily due to higher employee incentive compensation and outside service costs.
Exploration expense decreased $8.2 million, or 60% driven by lower planned investment across the portfolio.
Pre-development, reclamation, and other expenses decreased $0.3 million, or 3%, stemming from lower operating costs at noncore asset locations, partially offset by higher costs incurred in connection with the Company’s COVID-19 health and safety protocols, and higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2022	December 31, 2021
COVID-19	$972	$681	$291	43%
Silvertip ongoing carrying costs	6,159	5,971	188	3%
Asset retirement accretion	3,463	3,091	372	12%
Other	818	1,979	(1,161)	(59)%
Pre-development, reclamation and other expense	$11,412	$11,722	$(310)	(3)%
Other Income and Expenses
Fair value adjustments, net, increased to a gain of $10.6 million compared to a loss of $7.5 million as a result of an increase in the value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $3.2) increased to $4.6 million from $3.2 million due to lower capitalized interest and higher interest paid under the RCF and finance lease obligations.
Other, net increased to a gain of $1.7 million compared to a loss of $0.5 million attributable to the $1.6 million gain from the sale of the La Preciosa project.
Income and Mining Taxes
During the first quarter of 2022, income and mining tax expense of approximately $1.7 million resulted in an effective tax rate of 18.1% for 2022. This compares to income tax expense of $0.4 million for an effective tax rate of 4.2% for 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the non-recognition of tax assets and liabilities; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) mining taxes; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; and (vii) percentage depletion. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,		Three months ended December 31,
	2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(10,130)	$(1,199)	$(25,065)	$(1,367)
Canada	(7,525)	—	(12,656)	1,224
Mexico	27,033	(495)	27,630	(289)
Other jurisdictions	(2)	—	(237)	—
	$9,376	$(1,694)	$(10,328)	$(432)
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
Net Income (Loss)
Net income was $7.7 million, or $0.03 per diluted share, compared to net loss of $10.8 million, or $0.04 per share. The increase in net income was driven by a 4% increase in average realized gold and silver prices, lower exploration expense, higher gains from the sale of assets, and favorable changes in the fair value of the Company’s equity investments, partially offset by a 15% and 7% decrease in gold and silver ounces sold, respectively, and higher operating costs. Adjusted net loss was $13.8 million, or $0.05 per diluted share, compared to an adjusted net loss of $11.6 million, or $0.05 per share (see “Non-GAAP Financial Performance Measures”).
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
Revenue
We sold 75,211 gold ounces and 2.5 million silver ounces, compared to 83,112 gold ounces and 2.4 million silver ounces. Revenue decreased by $13.7 million, or 7%, as a result of a 10% decrease in gold ounces sold and an 8% decrease in average realized silver prices, partially offset by a 3% increase in average realized gold prices. The decrease in gold ounces sold was primarily due to lower grades at Kensington. Gold and silver accounted for 69% and 31% of 2022 sales revenue, respectively. This compares to gold and silver accounting for 68% and 32% of 2021 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2022	March 31, 2021
Gold sales	$129,451	$138,322	$(8,871)	(6)%
Silver sales	58,953	63,795	(4,842)	(8)%
Metal sales	$188,404	$202,117	$(13,713)	(7)%
Costs Applicable to Sales
Costs applicable to sales increased $25.1 million, or 23%, primarily due to a lower of cost or net realizable value (“LCM”) adjustment of $7.6 million at Rochester, higher operating costs partially due to inflationary pressures, and the $3.1 million favorable impact from foreign currency hedges in the comparable period of 2021. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $3.5 million, or 12%, primarily due to lower gold ounces sold.
Expenses
General and administrative expenses decreased $1.3 million, or 11%, primarily due to lower compensation costs.
Exploration expense decreased $4.2 million, or 44% driven by lower planned investment across the portfolio.

Pre-development, reclamation, and other expenses decreased $2.3 million, or 17%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols, and lower ongoing carrying costs at Silvertip, partially offset by higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2022	March 31, 2021
COVID-19	$972	$3,005	$(2,033)	(68)%
Silvertip ongoing carrying costs	6,159	6,921	(762)	(11)%
Asset retirement accretion	3,463	2,905	558	19%
Other	818	881	(63)	(7)%
Pre-development, reclamation and other expense	$11,412	$13,712	$(2,300)	(17)%
Other Income and Expenses
During the first quarter of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) concurrent with the completed offering of the 2029 Senior Notes.
Fair value adjustments, net, increased to a gain of $10.6 million compared to a loss of $3.8 million as a result of an increase in the value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $3.2 million) decreased to $4.6 million from $4.9 million due to higher capitalized interest associated with the POA 11 project at Rochester, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes, and higher interest paid under the RCF and finance lease obligations.
Other, net decreased to a gain of $1.7 million compared to $3.6 million due to lower gains on the sale of assets.
Income and Mining Taxes
During the first quarter of 2022, income and mining tax expense of approximately $1.7 million resulted in an effective tax rate of 18.1% for 2022. This compares to income tax expense of $12.8 million for an effective tax rate of 86.1% for 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) the non-recognition of tax assets; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) mining taxes; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) percentage depletion. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,
	2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(10,130)	$(1,199)	$(8,531)	$(1,625)
Canada	(7,525)	—	(12,785)	—
Mexico	27,033	(495)	32,914	(11,161)
Other jurisdictions	(2)	—	3,248	—
	$9,376	$(1,694)	$14,846	$(12,786)
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

Net Income (Loss)
Net income was $7.7 million, or $0.03 per diluted share, compared to $2.1 million, or $0.01 per share. The increase in net income was driven by lower exploration expense, favorable changes in the fair value of the Company’s equity investments, $9.2 million loss on debt extinguishment in the comparable period in 2021 and lower income and mining taxes, partially offset by higher operating costs, a 10% decrease in gold ounces sold and an 8% decrease in average realized silver prices. Adjusted net loss was $13.8 million, or $0.05 per diluted share, compared to an adjusted net income of $34.3 million, or $0.06 per share (see “Non-GAAP Financial Performance Measures”).

Results of Operations
Palmarejo

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Tons milled	565,211	587,615	484,390
Average gold grade (oz/t)	0.056	0.055	0.062
Average silver grade (oz/t)	3.87	3.86	4.07
Average recovery rate – Au	90.6%	89.7%	95.7%
Average recovery rate – Ag	83.0%	81.3%	81.3%
Gold ounces produced	28,931	28,748	28,605
Silver ounces produced	1,812,530	1,843,252	1,603,274
Gold ounces sold	28,242	27,706	25,687
Silver ounces sold	1,796,028	1,813,884	1,637,695
CAS per gold ounce(1)	$735	$657	$622
CAS per silver ounce(1)	$12.51	$11.32	$11.00
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021
Gold production increased 1% as a result of higher gold grade and recoveries, partially offset by lower mill throughput. Silver production decreased 2% as a result of lower mill throughput, partially offset by higher silver grade and recoveries. Metal sales were $83.1 million, or 44% of Coeur’s metal sales, compared with $80.3 million, or 39% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 increased by $2.8 million or 4%, of which $2.5 million was due to higher average realized gold and silver prices and $0.3 million was the result of a higher volume of gold sales. Costs applicable to sales per gold and silver ounce increased 12% and 11%, respectively, due to the mix of gold and silver sales, higher consumable costs largely due to inflationary pressures and the absence of the favorable impact of foreign currency hedges of $3.3 million included in the prior quarter. Amortization decreased to $9.4 million due to longer assumed mine life based on year-end mineral reserve growth. Capital expenditures increased to $13.6 million from $8.3 million due to higher underground development, infill drilling activities and equipment purchases.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
Gold production increased 1% as a result of higher mill throughput, partially offset by lower gold grade and recoveries. Silver production increased 13% as a result of higher mill throughput and recoveries, partially offset by lower silver grade. Metal sales were $83.1 million, or 44% of Coeur’s metal sales, compared with $80.3 million, or 40% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 increased by $2.7 million or 3%, of which $7.4 million was the result of a higher volume of gold and silver sales, partially offset by a decrease of $4.7 million due to lower average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 18% and 14%, respectively, due to the mix of gold and silver sales, higher employee-related, maintenance and consumable costs largely due to inflationary pressures, and the absence of the favorable impact of foreign currency hedges ($3.1 million) included in the prior year quarter. Amortization increased to $9.4 million due to increased sales partially offset by longer assumed mine life based on year-end mineral reserve growth. Capital expenditures increased to $13.6 million from $10.0 million due to higher underground development, infill drilling activities and equipment purchases.

Rochester

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Tons placed	4,377,873	3,823,763	3,240,917
Average gold grade (oz/t)	0.003	0.003	0.003
Average silver grade (oz/t)	0.34	0.40	0.45
Gold ounces produced	6,066	6,864	6,904
Silver ounces produced	655,176	757,479	773,678
Gold ounces sold	5,928	7,385	6,934
Silver ounces sold	638,116	800,195	771,354
CAS per gold ounce(1)	$2,287	$2,133	$1,317
CAS per silver ounce(1)	$29.34	$27.18	$19.32
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021
Gold and silver production decreased 12% and 14%, respectively, as a result of lower tons placed in the prior quarter, lower silver grades and the timing of gold and silver recoveries. Metal sales were $26.4 million, or 14% of Coeur’s metal sales, compared with $31.7 million, or 15% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 decreased by $5.3 million or 17%, of which $6.6 million was the result of lower volume of gold and silver sales partially offset by a $1.3 million increase as a result of higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 7% and 8%, respectively, due to the mix of gold and silver sales, higher maintenance and consumable costs partially due to inflationary pressures. Amortization decreased to $4.7 million due to lower gold and silver ounces sold. Capital expenditures decreased to $33.1 million from $53.9 million due to timing of payments related to the POA 11 expansion project.
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
Gold and silver production decreased 12% and 15%, respectively, as a result of lower tons placed in prior year, lower silver grades and the timing of gold and silver recoveries. Metal sales were $26.4 million, or 14% of Coeur’s metal sales, compared with $32.8 million, or 16% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 decreased by $6.4 million or 20%, of which $5.1 million was the result of a lower volume of gold and silver sales and $1.3 million was the result of lower average realized silver prices. Costs applicable to sales per gold and silver ounce increased 74% and 52%, respectively, due to the mix of gold and silver sales, higher employee-related, maintenance and consumable costs partially due to inflationary pressures, and a LCM adjustment of $7.6 million included in the current year. Amortization increased to $4.7 million due to an LCM adjustment of $1.0 million in the current year. Capital expenditures increased to $33.1 million from $30.2 million due to payments related to the POA 11 expansion project.
As of March 31, 2022, Coeur incurred approximately $283 million toward the expansion. With the formalization of the recently-awarded structural, mechanical, piping, electrical and instrumentation (“SMPEI”) and final major high-voltage electrical contracts, the Company has committed approximately $477 million of capital since the inception of the project, representing 80% of the re-baselined cost estimate of $597 million. Coeur estimates capital expenditures related to POA 11 in 2022 to be approximately $217 - $257 million and $131 - $171 million in 2023.
The expansion consists of three major components: (i) a new 300 million ton leach pad, for which civil work is essentially complete and piping work is near completion; (ii) a Merrill-Crowe process plant with construction completion scheduled for the first half of 2023; and (iii) a new three-stage crushing circuit with construction completion scheduled for mid-2023.
Progress on the Merrill-Crowe process plant included completion of concrete work, the start of equipment setting, and steel and process pipe rack erection. Work on the crusher corridor included substantial completion of excavation in the primary crusher area, completion of concrete work and the start of steel construction in the secondary crusher areas, and continued advancement of concrete work in the secondary stock pile reclaim and tertiary crusher areas. Coeur also began pre-assembly of conveyor components, and deliveries of equipment and materials for the project continue.
The Company is also advancing detailed engineering, and equipment procurement is underway for the implementation of pre-screens into the expansion flowsheet. Coeur intends to align construction of the pre-screens with the completion of the new crusher corridor.

Kensington

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Tons milled	165,968	168,295	170,358
Average gold grade (oz/t)	0.14	0.21	0.19
Average recovery rate	95.3%	93.9%	93.2%
Gold ounces produced	22,646	33,516	30,681
Gold ounces sold	22,834	33,889	31,595
CAS per gold ounce(1)	$1,606	$1,114	$994
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021
Gold production decreased 32% as a result of lower grade and lower mill throughput resulting from the impact of COVID-19 on workforce availability. Metal sales were $44.3 million, or 24% of Coeur’s metal sales, compared to $59.9 million, or 29% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 decreased by $15.5 million or 26%, of which $21.4 million resulted from lower volume of gold sales, partially offset by an increase of $5.9 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 44% due to lower production and higher employee-related, maintenance and consumable costs, partially due to inflationary pressures. Amortization decreased to $8.6 million primarily due to lower ounces sold. Capital expenditures was consistent quarter over quarter at $7.9 million compared to $8.0 million.
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
Gold production decreased 26% as a result of lower grade and lower mill throughput resulting from the impact of COVID-19 on workforce availability. Metal sales were $44.3 million, or 24% of Coeur’s metal sales, compared to $54.5 million, or 27% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 decreased by $10.2 million or 19%, of which $16.9 million resulted from lower volume of gold sales, partially offset by an increase of $6.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 62% due to lower production and higher employee-related, maintenance and consumable costs, partially due to inflationary pressures. Amortization decreased to $8.6 million primarily due to lower ounces sold. Capital expenditures increased to $7.9 million from $7.2 million due to higher infill drilling and underground development.
Wharf

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Tons placed	1,127,569	1,074,189	1,114,043
Average gold grade (oz/t)	0.025	0.022	0.030
Gold ounces produced	17,766	19,818	19,035
Silver ounces produced	11,736	14,451	26,191
Gold ounces sold	18,207	19,950	18,896
Silver ounces sold	16,138	10,349	26,455
CAS per gold ounce(1)	$1,124	$1,107	$954
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021
Gold production decreased 10% driven by the timing of recoveries. Metal sales were $34.7 million, or 18% of Coeur’s metal sales, compared to $36.1 million, or 17% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 decreased by $1.5 million or 4%, of which $3.2 million resulted from a lower volume of gold sales, partially offset by an increase of $1.7 million due to higher average realized gold and silver prices. Costs applicable to sales per gold ounce increased 2% due to higher consumable and employee-related costs partially due to inflationary pressures. Amortization decreased to $2.1 million due to lower ounces sold. Capital expenditures were $1.4 million.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
Gold production decreased 7% driven by the timing of recoveries. Metal sales were $34.7 million, or 18% of Coeur’s metal sales, compared to $34.5 million, or 17% of Coeur’s metal sales. Revenue for the three months ended March 31, 2022 increased slightly by $0.1 million, of which $1.7 million was due to higher average realized gold prices, partially offset by a decrease of $1.6 million resulted from a lower volume of gold and silver sales. Costs applicable to sales per gold ounce increased 18% due to higher equipment rental, consumable and employee-related costs partially due to inflationary pressures. Amortization decreased to $2.1 million due to lower ounces sold. Capital expenditures were $1.4 million.
Silvertip
Three Months Ended March 31, 2022
Silvertip suspended mining and processing activities, unrelated to COVID-19, in February 2020. Ongoing carrying and suspension costs are included in Pre-development, reclamation, and other.
Coeur continues advancing study work to assess the economics of a potential larger expansion and restart of Silvertip. The Company’s objective remains targeting a higher throughput rate to lower unit costs and to take advantage of Silvertip’s expanding resource base, while sequencing an expansion and restart following the completion and commissioning of POA 11. Results from this ongoing work remain on track and are expected to be available by the end of the year.
Coeur continues to generate positive results from ongoing exploration as the Company evaluates various opportunities to enhance the economics of a potential expansion and restart of Silvertip.
Ongoing carrying costs at Silvertip totaled $6.2 million in the first quarter, compared to $6.0 million in the prior period. Capital expenditures decreased to $11.9 million from $26.1 million as residual costs for completed mill decommissioning and planned early civil works construction were paid during the prior quarter. For 2022, capital expenditures are expected to be approximately $18 - $24 million, primarily focused on underground development and infill drilling as well as study work to evaluate additional opportunities to enhance the economics of a potential expansion and restart.

Liquidity and Capital Resources
At March 31, 2022, the Company had $74.7 million of cash, cash equivalents and restricted cash and $215.0 million available under the RCF. Cash and cash equivalents increased $16.7 million in the three months ended March 31, 2022, due to the net proceeds of $98.4 million from the sale of 22.1 million shares of its common stock, proceeds of $15.3 million received from the sale of the La Preciosa project, and a 4% increase in average realized gold and silver prices. This was partially offset by a 15% and 7% decrease in gold and silver ounces sold and capital expenditures related to POA 11 at Rochester.
The RCF was amended in March 2021 to extend the maturity to March 2025 and to potentially allow the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million. At March 31, 2022, the Company had $55.0 million drawn and $30.0 million in outstanding letters of credit under the RCF. On May 2, 2022, the Company entered into an amendment (the “Amendment”) to the RCF, by and among the Company, certain subsidiaries of the Company, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, increases the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate of $390.0 million. The Company also holds $161.9 million of equity securities including a 17.8% interest in Victoria Gold.
In March 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “Equity Offering”). The Company sold a total of 22,053,275 shares of common stock in the Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.0 million.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer-term. We expect to use a combination of cash provided by operating activities, borrowings under our RCF and additional finance leases to fund near term capital requirements, including those described in this Report for POA 11 and in our 2022 capital expenditure guidance. We also have additional potential sources of funding including proceeds from potential asset sales, and the monetization of our equity investments, including our investment in Victoria Gold. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration and potential development of our other projects, such as Crown/Sterling and the Lincoln Hill area adjacent to Rochester.
As of March 31, 2022, Coeur incurred approximately $283 million toward the expansion. With the formalization of the recently-awarded SMPEI and final major high-voltage electrical contracts, the Company has committed approximately $477 million of capital since the inception of the project, representing 80% of the re-baselined cost estimate of $597 million. Coeur estimates capital expenditures related to POA 11 in 2022 to be approximately $217 - $257 million and $131 - $171 million in 2023.
We also have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services.
If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we may need to incur additional indebtedness or issue additional equity securities, among other financing options, which may not be available on acceptable terms or at all. This could have a material adverse impact on the Company, as discussed in more detail under Item 1A – Risk Factors in the 2021 10-K and part II, Item 1A of this report.
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $6.4 million, compared to net cash provided by operating activities of $34.9 million for the three months ended December 31, 2021 and net cash used in operating activities of $4.4 million for the three months ended March 31, 2021. Adjusted EBITDA for the three months ended March 31, 2022 was $41.5 million, compared to $48.7 million for the three months ended December 31, 2021 and $65.9 million for the three months ended March 31, 2021 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended
In thousands	March 31, 2022	December 31, 2021	March 31, 2021
Cash flow before changes in operating assets and liabilities	$23,779	$37,789	$41,580
Changes in operating assets and liabilities:
Receivables	9,100	(1,999)	999
Prepaid expenses and other	(509)	(104)	(655)
Inventories	(17,672)	(9,581)	(17,486)
Accounts payable and accrued liabilities	(21,125)	8,831	(28,797)
Cash provided by (used in) operating activities	$(6,427)	$34,936	$(4,359)
Net cash provided by operating activities decreased $41.4 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021, primarily as a result of a 15% and 7% decrease in gold and silver ounces sold, respectively, mining and income taxes at Palmarejo, and timing of metal recoveries at Rochester and Wharf, partially offset by a 4% increase in average realized gold and silver prices, lower exploration costs and timing of VAT collections at Palmarejo. Revenue for the three months ended March 31, 2022 compared to the three months ended December 31, 2021 decreased by $19.5 million, of which $27.8 million was due to lower volume of gold and silver sales, partially offset by $8.3 million due to higher average realized gold and silver prices.
Net cash used in operating activities increased $2.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower gold ounces sold (10%), an 8% decrease in average realized silver prices, and higher operating costs, partially offset by a 3% increase in average realized gold prices, lower exploration costs, and timing of VAT collections at Palmarejo. Revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased by $13.7 million, of which $13.3 million was due to lower volume of gold and silver sales and $5.2 million due to lower average realized silver prices, partially offset by $4.8 million due to higher average realized gold prices.

Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2022 was $54.1 million compared to $99.7 million in the three months ended December 31, 2021. Cash used in investing activities decreased primarily due to the timing of payments related to the POA 11 construction activities at Rochester and the impact of the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project. The Company incurred capital expenditures of $69.5 million in the three months ended March 31, 2022 compared with $100.9 million in the three months ended December 31, 2021 primarily related to POA 11 construction activities at Rochester, and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the three months ended March 31, 2022 was $54.1 million compared to $53.9 million in the three months ended March 31, 2021. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester, partially offset by the impact of the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project. The Company incurred capital expenditures of $69.5 million in the three months ended March 31, 2022 compared with $59.4 million in the three months ended March 31, 2021. Capital expenditures in the three months ended March 31, 2022 were primarily related to POA 11 construction activities at Rochester, and underground development at Palmarejo and Kensington. Capital expenditures in the three months ended March 31, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington.
The Company is experiencing inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market related to capital projects, most notably the POA 11 project at Rochester, and to operating costs company-wide.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2022 was $76.7 million compared to $36.3 million in the three months ended December 31, 2021. During the three months ended March 31, 2022, the Company received net proceeds of $98.4 million from the sale of 22.1 million shares of its common stock in the Equity Offering, partially offset by the net repayment of $10.0 million under the RCF. During the three months ended December 31, 2021, the Company drew $45.0 million, net, from the RCF.
Net cash provided by financing activities in the three months ended March 31, 2022 was $76.7 million compared to $119.6 million in the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company received net proceeds of $98.4 million from the sale of 22.1 million shares of its common stock in the Equity Offering, partially offset by the net repayment of $10.0 million under the RCF. During the three months ended March 31, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums.

Critical Accounting Policies and Accounting Developments
See Note 2 - Summary of Significant Accounting Policies contained in the 2021 10-K and Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.
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

	Three Months Ended
In thousands except per share amounts	March 31, 2022	December 31, 2021	March 31, 2021
Net income (loss)	$7,682	$(10,760)	$2,060
Fair value adjustments, net	(10,605)	7,543	3,799
Foreign exchange loss (gain)	990	146	(43)
(Gain) loss on sale of assets and securities	(1,831)	471	(4,053)
Loss on debt extinguishment	—	—	9,173
COVID-19 costs	972	681	3,005
Tax effect of adjustments(1)	(10,990)	(9,696)	—
Adjusted net income (loss)	$(13,782)	$(11,615)	$13,941

Adjusted net income (loss) per share - Basic	$(0.05)	$(0.05)	$0.06
Adjusted net income (loss) per share - Diluted	$(0.05)	$(0.05)	$0.06
(1) For the three months ended March 31, 2022, tax effect of adjustments of $11.0 million (96%) is primarily related to the de-recognition of deferred tax liabilities related to the sale of Proyectos Mineros La Preciosa, S.A. de C.V. For the three months ended December 31, 2021, tax effect of adjustments of $9.7 million (-115%) is primarily related to the VAT write-off.

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

	Three Months Ended
In thousands except per share amounts	March 31, 2022	December 31, 2021	March 31, 2021
Net income (loss)	$7,682	$(10,760)	$2,060
Interest expense, net of capitalized interest	4,568	3,211	4,910
Income tax provision (benefit)	1,694	432	12,786
Amortization	26,433	35,443	29,937
EBITDA	40,377	28,326	49,693
Fair value adjustments, net	(10,605)	7,543	3,799
Foreign exchange (gain) loss	559	479	773
Asset retirement obligation accretion	3,463	3,091	2,905
Inventory adjustments and write-downs	8,592	8,109	572
(Gain) loss on sale of assets and securities	(1,831)	471	(4,053)
Loss on debt extinguishment	—	—	9,173
COVID-19 costs	972	681	3,005
Adjusted EBITDA	$41,527	$48,700	$65,867

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

	Three Months Ended
(Dollars in thousands)	March 31, 2022		December 31, 2021	March 31, 2021
Cash flow from operations	$(6,427)		$34,936	$(4,359)
Capital expenditures	69,502		100,868	59,424
Free cash flow	$(75,929)	$42,224	$(65,932)	$(63,783)

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

	Three Months Ended
(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Cash provided by (used in) operating activities	$(6,427)	$34,936	$(4,359)
Changes in operating assets and liabilities:
Receivables	(9,100)	1,999	(999)
Prepaid expenses and other	509	104	655
Inventories	17,672	9,581	17,486
Accounts payable and accrued liabilities	21,125	(8,831)	28,797
Operating cash flow before changes in working capital	$23,779	$37,789	$41,580

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
Three Months Ended March 31, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$52,611	$36,985	$45,532	$22,918	$1,259	$159,305
Amortization	(9,386)	(4,710)	(8,622)	(2,061)	(1,259)	(26,038)
Costs applicable to sales	$43,225	$32,275	$36,910	$20,857	$—	$133,267

Metal Sales
Gold ounces	28,242	5,928	22,834	18,207		75,211
Silver ounces	1,796,028	638,116	—	16,138	—	2,450,282
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$735	$2,287	$1,606	$1,124
Silver ($/oz)	$12.51	$29.34			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended December 31, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$48,719	$42,939	$53,884	$24,735	$1,268	$171,545
Amortization	(9,985)	(5,433)	(15,992)	(2,411)	(1,268)	(35,089)
Costs applicable to sales	$38,734	$37,506	$37,892	$22,324	$—	$136,456

Metal Sales
Gold ounces	27,706	7,385	33,889	19,950	—	88,930
Silver ounces	1,813,884	800,195			—	2,614,079
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$657	$2,133	$1,114	$1,107
Silver ($/oz)	$11.32	$27.18			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended March 31, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$43,047	$27,610	$44,839	$21,207	$1,086	$137,789
Amortization	(9,059)	(3,577)	(13,445)	(2,475)	(1,086)	(29,642)
Costs applicable to sales	$33,988	$24,033	$31,394	$18,732	$—	$108,147

Metal Sales
Gold ounces	25,687	6,934	31,595	18,896	—	83,112
Silver ounces	1,637,695	771,354	—	26,455	—	2,435,504
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$622	$1,317	$994	$954
Silver ($/oz)	$11.00	$19.32			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations at the Company’s properties, exploration and development efforts, strategies, expectations regarding the Rochester POA 11 expansion project, the Silvertip mine's potential expansion and restart, supply and labor disruption, inflation, expectations regarding the consideration received from the sale of the La Preciosa project, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, and expenses. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2021 10-K, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to workforce, equipment and materials availability, inflationary pressures, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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

Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 232,000 ounces of gold at March 31, 2022 that settle monthly through June 2023. The Company is targeting to hedge up to 70% of expected gold production through 2022, 50% of expected gold production for the first half of 2023 and 25% of expected gold production for the second half of 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,956 per ounce of gold, respectively. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2021 10-K and part II, Item 1A of this report.
At March 31, 2022, the fair value of the gold forward contracts was a liability of $1.8 million. For the three months ended March 31, 2022 the Company recognized a loss of $0.5 million related to expired contracts in Revenue and the remaining outstanding forwards contracts were included in accumulated other comprehensive income (loss). A 10% increase in the price of gold at March 31, 2022 would result in a net realized loss of $43.4 million, the closing price of gold was $1,948 per ounce. As of May 3, 2022, the closing price of gold was $1,870 per ounce.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At March 31, 2022, the Company had outstanding provisionally priced sales of 12,530 ounces of gold at an average price of $1,938. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.5 million during the year ended March 31, 2022. A 10% change in realized gold prices would cause revenue to vary by $2.5 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at March 31, 2022.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2022.

Investment Risk
Equity Price Risk
We are exposed to changes in the fair value of our investments in equity securities. For the three months ended March 31, 2022, the Company recognized unrealized gains of $13.7 million in Fair value adjustments, net due to increases in the stock price of those equity securities. At March 31, 2022, the fair value of the equity securities was $161.9 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $16.2 million.

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
(b)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2021 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Except as supplemented and updated below, the risk factors set forth in the 2021 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
Our operations outside the United States also expose us to economic and operational risks.
Our operations outside the United States also expose us to economic and operational risks. Local economic conditions, as well as epidemics, pandemics or natural disasters, can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of our foreign operations, including drug cartel-related violence in Mexico, could adversely affect our ability to operate in an optimal fashion and may impose greater risks of extortion, theft and greater risks to our personnel, supply of goods and services to our operations and our property. These conditions, including security concerns in certain communities surrounding the Palmarejo complex in early 2022 impacting third party deliveries of supplies to Palmarejo, could adversely impact our operations and lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows.
In addition, acts of civil disobedience are not uncommon in areas in Mexico where our operations or projects are located. In recent years, many mining companies have been the targets of actions to restrict their legally entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. We cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect our business.
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
In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for POA 11 at Rochester, POA 1 at Kensington and the permitting effort currently underway at Palmarejo. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority and government and third-party sentiment towards the mining industry generally. We may not be able to obtain or renew permits that are necessary to our operations or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect our revenues and future growth. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.
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

Item 5.     Other Information
None.

Item 6.        Exhibits

10.1
Separation and Release of Claims Agreement dated March 31, 2022, between Coeur Mining, Inc. and Hans Rasmussen.* (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2022 (File No. 001-08641)).*

10.2
Professional Services Agreement dated April 1, 2022, between Coeur Mining, Inc. and Rasmussen Exploration, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2022 (File No. 001-08641)).

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

* The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 4, 2022	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 4, 2022	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 4, 2022	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)