Form 10-Q
period 2022-06-30
Coeur Mining, Inc.
filed 2022-08-03
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 280,867,432 shares were issued and outstanding as of August 1, 2022.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2022	December 31, 2021
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$74,159	$56,664
Receivables	4	32,453	32,417
Inventory	5	54,845	51,281
Ore on leach pads	5	96,589	81,128
Equity securities	6	87,539	—
Prepaid expenses and other		34,045	13,847
Assets held for sale	19	—	54,240
		379,630	289,577
NON-CURRENT ASSETS
Property, plant and equipment, net		357,444	319,967
Mining properties, net		971,047	852,799
Ore on leach pads	5	63,496	73,495
Restricted assets		8,484	9,138
Equity securities	6	11,545	132,197
Receivables	4, 12	8,608	—
Other		60,078	57,249
TOTAL ASSETS		$1,860,332	$1,734,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$121,238	$103,901
Accrued liabilities and other	18	88,334	87,946
Debt	7, 8	28,670	29,821
Reclamation	9	2,853	2,931
Liabilities held for sale	19	—	11,269
		241,095	235,868
NON-CURRENT LIABILITIES
Debt	7, 8	518,830	457,680
Reclamation	9	183,549	178,957
Deferred tax liabilities		25,350	21,969
Other long-term liabilities		34,327	39,686
		762,056	698,292
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 280,805,378 issued and outstanding at June 30, 2022 and 256,919,803 at December 31, 2021		2,808	2,569
Additional paid-in capital		3,837,023	3,738,347
Accumulated other comprehensive income (loss)		26,544	(1,212)
Accumulated deficit		(3,009,194)	(2,939,442)
		857,181	800,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,860,332	$1,734,422
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
	Notes	In thousands, except share data
Revenue	3	$204,123	$214,858	$392,527	$416,975
COSTS AND EXPENSES
Costs applicable to sales(1)	3	150,679	132,595	283,946	240,742
Amortization		27,965	31,973	54,398	61,910
General and administrative		9,287	10,467	19,559	22,021
Exploration		5,279	12,446	10,697	22,112
Pre-development, reclamation, and other	14	9,178	12,738	20,590	26,450
Total costs and expenses		202,388	200,219	389,190	373,235
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment		—	—	—	(9,173)
Fair value adjustments, net	12	(62,810)	37,239	(52,205)	33,440
Interest expense, net of capitalized interest	8	(5,170)	(5,093)	(9,738)	(10,003)
Other, net	14	313	701	2,050	4,328
Total other income (expense), net		(67,667)	32,847	(59,893)	18,592
Income (loss) before income and mining taxes		(65,932)	47,486	(56,556)	62,332
Income and mining tax (expense) benefit	10	(11,502)	(15,340)	(13,196)	(28,126)
NET INCOME (LOSS)		$(77,434)	$32,146	$(69,752)	$34,206
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		34,245	(2,982)	29,027	24,376
Reclassification adjustments for realized (gain) loss on cash flow hedges		(1,731)	(3,061)	(1,271)	(5,783)
Other comprehensive income (loss)		32,514	(6,043)	27,756	18,593
COMPREHENSIVE INCOME (LOSS)		$(44,920)	$26,103	$(41,996)	$52,799

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Basic		$(0.28)	$0.13	$(0.26)	$0.14

Diluted		$(0.28)	$0.13	$(0.26)	$0.14
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(77,434)	$32,146	$(69,752)	$34,206
Adjustments:
Amortization		27,965	31,973	54,398	61,910
Accretion		3,529	2,965	6,992	5,870
Deferred taxes		704	5,100	(7,558)	5,224
Loss on debt extinguishment	8	—	—	—	9,173
Fair value adjustments, net	12	62,810	(37,239)	49,066	(33,440)
Stock-based compensation	11	2,347	3,256	4,614	7,512
Write-downs	5	9,219	—	16,814	—
Deferred revenue recognition	17	(241)	(7,255)	(556)	(15,601)
Other		874	496	(466)	(1,832)
Changes in operating assets and liabilities:
Receivables		(4,882)	961	4,218	1,960
Prepaid expenses and other current assets		3,523	1,328	3,014	673
Inventory and ore on leach pads		(11,263)	3,259	(28,935)	(14,227)
Accounts payable and accrued liabilities		5,493	21,069	(15,632)	(7,728)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		22,644	58,059	16,217	53,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(73,156)	(78,223)	(142,658)	(137,647)
Proceeds from the sale of assets		630	968	16,001	5,556
Purchase of investments		—	(876)	—	(876)
Sale of investments		—	—	—	935
Other		(10)	(13)	(21)	(30)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(72,536)	(78,144)	(126,678)	(132,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	(62)	—	98,335	—
Issuance of notes and bank borrowings, net of issuance costs	8	70,000	—	155,000	367,493
Payments on debt, finance leases, and associated costs	7, 8	(19,037)	(9,611)	(122,304)	(253,578)
Other		(160)	(233)	(3,563)	(4,158)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		50,741	(9,844)	127,468	109,757
Effect of exchange rate changes on cash and cash equivalents		(13)	(56)	259	(107)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		836	(29,985)	17,266	31,288
Cash, cash equivalents and restricted cash at beginning of period		74,719	155,443	58,289	94,170
Cash, cash equivalents and restricted cash at end of period		$75,555	$125,458	$75,555	$125,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	7,682	—	7,682
Other comprehensive income (loss)	—	—	—	—	(4,758)	(4,758)
Common stock issued under "at the market" stock offering	22,053	220	98,279	—	—	98,499
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,862	19	(1,730)	—	—	(1,711)
Balances at March 31, 2022	280,834	$2,808	$3,834,896	$(2,931,760)	$(5,970)	$899,974
Net income (loss)	—	—	—	(77,434)	—	(77,434)
Other comprehensive income (loss)	—	—	—	—	32,514	32,514
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(29)	—	2,127	—	—	2,127
Balances at June 30, 2022	280,805	$2,808	$3,837,023	$(3,009,194)	$26,544	$857,181

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	2,060	—	2,060
Other comprehensive income (loss)	—	—	—	—	24,636	24,636
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(282)	(3)	334	—	—	331
Balances at March 31, 2021	243,470	$2,435	$3,610,631	$(2,906,060)	$13,500	$720,506
Net income (loss)	—	—	—	32,146	—	32,146
Other comprehensive income (loss)	—	—	—	—	(6,043)	(6,043)
Common stock issued for investment	12,786	128	118,649	—	—	118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	792	7	3,016	—	—	3,023
Balances at June 30, 2021	257,048	$2,570	$3,732,296	$(2,873,914)	$7,457	$868,409

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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Opening Balance	$7,835	$9,030	$8,150	$9,376
Revenue Recognized	(93)	(255)	(408)	(601)
Closing Balance	$7,742	$8,775	$7,742	$8,775
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a roll forward of the Amended Sales Contract liability balance:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands	2022	2021		2022	2021
Opening Balance	$25,155	$7,104		$15,016	$15,003
Additions	311	14,900	—	10,450	15,001
Revenue Recognized	(454)	(7,000)		(454)	(15,000)
Closing Balance	$25,012	$15,004		$25,012	$15,004
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$44,127	$15,199	$50,030	$37,269	$—	$—	$146,625
Silver sales	41,837	15,304	233	124	—	—	57,498
Metal sales	85,964	30,503	50,263	37,393	—	—	204,123
Costs and Expenses
Costs applicable to sales(1)	49,063	37,953	39,311	24,352	—	—	150,679
Amortization	9,737	4,961	9,369	2,248	1,259	391	27,965
Exploration	1,686	1,466	1,218	—	(262)	1,171	5,279
Other operating expenses	752	1,830	308	527	5,090	9,958	18,465
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(62,810)	(62,810)
Interest expense, net	(11)	(203)	(421)	(14)	(50)	(4,471)	(5,170)
Other, net(3)	832	(43)	(25)	634	(230)	(855)	313
Income and mining tax (expense) benefit	(10,445)	1,000	127	(972)	—	(1,212)	(11,502)
Net Income (loss)	$15,102	$(14,953)	$(262)	$9,914	$(6,367)	$(80,868)	$(77,434)
Segment assets(2)	$292,246	$689,215	$149,365	$90,645	$239,348	$163,190	$1,624,009
Capital expenditures	$10,060	$46,956	$8,828	$475	$5,703	$1,134	$73,156
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Three Months Ended June 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$41,232	$14,026	$48,807	$42,093	$—	$—	$146,158
Silver sales	43,802	24,059	—	839	—	—	68,700
Metal sales	85,034	38,085	48,807	42,932	—	—	214,858
Costs and Expenses
Costs applicable to sales(1)	41,918	38,031	29,203	23,443	—	—	132,595
Amortization	8,271	6,506	12,710	2,994	1,185	307	31,973
Exploration	1,834	936	1,305	76	3,595	4,700	12,446
Other operating expenses	1,453	1,444	2,273	525	5,964	11,546	23,205
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	37,239	37,239
Interest expense, net	(149)	(480)	(142)	(46)	181	(4,457)	(5,093)
Other, net(3)	(371)	(92)	(42)	628	(237)	815	701
Income and mining tax (expense) benefit	(7,559)	(33)	(707)	(1,294)	—	(5,747)	(15,340)
Net Income (loss)	$23,479	$(9,437)	$2,425	$15,182	$(10,800)	$11,297	$32,146
Segment assets(2)	$307,287	$435,257	$158,456	$77,436	$189,489	$171,517	$1,339,442
Capital expenditures	$9,795	$42,272	$6,045	$1,402	$18,525	$184	$78,223
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Six Months Ended June 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$84,201	$26,251	$94,089	$71,535	$—	$—	$276,076
Silver sales	84,836	30,621	478	516	—	—	116,451
Metal sales	169,037	56,872	94,567	72,051	—	—	392,527
Costs and Expenses
Costs applicable to sales(1)	92,288	70,228	76,221	45,209	—	—	283,946
Amortization	19,123	9,671	17,991	4,309	2,518	786	54,398
Exploration	3,296	3,408	1,620	—	(262)	2,635	10,697
Other operating expenses	1,673	3,661	923	1,039	11,584	21,269	40,149
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(52,205)	(52,205)
Interest expense, net	(126)	(381)	(669)	(27)	(118)	(8,417)	(9,738)
Other, net(3)	493	(91)	81	673	(235)	1,129	2,050
Income and mining tax (expense) benefit	(22,520)	965	127	(1,965)	—	10,197	(13,196)
Net Income (loss)	$30,504	$(29,603)	$(2,649)	$20,175	$(14,193)	$(73,986)	$(69,752)
Segment assets(2)	$292,246	$689,215	$149,365	$90,645	$239,348	$163,190	$1,624,009
Capital expenditures	$23,671	$80,006	$16,752	$1,836	$17,562	$2,831	$142,658
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Six Months Ended June 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$78,799	$26,466	$103,273	$75,942	$—	$—	$284,480
Silver sales	86,580	44,376	—	1,539	—	—	132,495
Metal sales	165,379	70,842	103,273	77,481	—	—	416,975
Costs and Expenses
Costs applicable to sales(1)	75,906	62,064	60,597	42,175	—	—	240,742
Amortization	17,330	10,083	26,155	5,469	2,271	602	61,910
Exploration	3,527	1,408	2,414	143	6,527	8,093	22,112
Other operating expenses	2,723	2,892	5,268	710	12,519	24,359	48,471
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	33,440	33,440
Interest expense, net	(336)	(702)	(374)	(83)	226	(8,734)	(10,003)
Other, net(3)	(1,036)	(153)	(42)	652	(339)	5,246	4,328
Income and mining tax (expense) benefit	(18,899)	(171)	(1,041)	(2,423)	—	(5,592)	(28,126)
Net Income (loss)	$45,622	$(6,631)	$7,382	$27,130	$(21,430)	$(17,867)	$34,206
Segment assets(2)	$307,287	$435,257	$158,456	$77,436	$189,489	$171,517	$1,339,442
Capital expenditures	$19,778	$72,449	$13,247	$2,883	$28,912	$378	$137,647
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	June 30, 2022	December 31, 2021
Total assets for reportable segments	$1,624,009	$1,424,934
Cash and cash equivalents	74,159	56,664
Other assets	162,164	252,824
Total consolidated assets	$1,860,332	$1,734,422

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	June 30, 2022	December 31, 2021
United States	$844,952	$704,007
Mexico	250,244	244,758
Canada	233,171	223,876
Other	124	125
Total	$1,328,491	$1,172,766

Revenue	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$118,159	$129,824	$223,490	$251,596
Mexico	85,964	85,034	169,037	165,379
Total	204,123	$214,858	$392,527	$416,975

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	June 30, 2022	December 31, 2021
Current receivables:
Trade receivables	$6,291	$4,879
VAT receivable	11,837	18,415
Income tax receivable	9,151	8,418
Avino note receivable	4,780	—
Other	394	705
	$32,453	$32,417
Non-current receivables:
Deferred cash consideration	$7,458	$—
Contingent consideration	1,150	—
	$8,608	$—
Total receivables	$41,061	$32,417

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	June 30, 2022	December 31, 2021
Inventory:
Concentrate	$2,614	$1,643
Precious metals	10,937	11,353
Supplies	41,294	38,285
	$54,845	$51,281
Ore on Leach Pads:
Current	$96,589	$81,128
Non-current	63,496	73,495
	$160,085	$154,623

Long-term Stockpile (included in Other)	$19,833	$18,027

Total Inventory and Ore on Leach Pads	$234,763	$223,931

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. At the end of the first and second quarter of 2022, the cost of metal and leach pad inventory at Rochester exceeded its net realizable value which resulted in a non-cash write down for the three and six months ended June 30, 2022 of $10.4 million ($9.2 million was recognized in Costs Applicable to Sales and $1.2 million in Amortization) and $19.0 million ($16.8 million was recognized in Cost Applicable to Sales and $2.2 million in Amortization), respectively.

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At June 30, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$(41,171)	$—	$87,539
Integra Resources Corp.	9,455	(5,691)	—	3,764
Avino Silver & Gold Mines Ltd	13,720	(6,145)	—	7,575
Other	2,233	(2,027)	—	206
Equity securities	$154,118	$(55,034)	$—	$99,084

	At December 31, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$(4,499)	$—	$124,211
Integra Resources Corp.	9,455	(1,469)	—	7,986
Equity securities	$138,165	$(5,968)	$—	$132,197
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 12 -- Fair Value Measurements for additional details.
On June 28, 2022, the Company entered into an agreement to sell 5,000,000 shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $8.34 per Victoria Gold Common Share, which settled on July 5, 2022 for net proceeds of $40.5 million.
On March 21, 2022, the Company closed the sale of its La Preciosa silver project. In connection with the closing of the transaction, the Company received 14,000,000 common shares of Avino Silver & Gold Mines Ltd. (“Avino”) (representing approximately 12.0% of Avino’s outstanding common shares). See Note 19 -- Dispositions for additional details on the sale.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Lease Cost
Operating lease cost	$3,016	$3,180	$5,895	$6,331

Short-term operating lease cost	$2,706	$2,054	$5,451	$5,099

Finance Lease Cost:
Amortization of leased assets	$5,161	$5,039	$10,368	$10,927
Interest on lease liabilities	$1,354	1,018	2,576	1,607
Total finance lease cost	$6,515	$6,057	$12,944	$12,534
Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
In thousands	2022	2021	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,722	$5,234	$11,346	$11,635
Operating cash flows from finance leases	$1,354	$1,018	2,576	$1,607
Financing cash flows from finance leases	$7,669	$9,365	$15,908	$15,028
Supplemental balance sheet information related to leases was as follows:

In thousands	June 30, 2022	December 31, 2021
Operating Leases
Other assets, non-current	$25,903	$30,987

Accrued liabilities and other	11,076	11,301
Other long-term liabilities	13,843	18,660
Total operating lease liabilities	$24,919	$29,961

Finance Leases
Property and equipment, gross	$125,984	$115,597
Accumulated depreciation	(69,719)	(63,879)
Property and equipment, net	$56,265	$51,718

Debt, current	$28,670	$29,821
Debt, non-current	35,088	24,407
Total finance lease liabilities	$63,758	$54,228

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.85	1.62
Weighted-average remaining lease term - operating leases	2.75	3.17

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	4.97%	5.08%
Weighted-average discount rate - operating leases	5.20%	5.20%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of June 30, 2022 (In thousands)
	Operating leases	Finance leases
2022	$5,715	$14,092
2023	10,878	21,096
2024	8,812	13,977
2025	213	12,428
2026	220	6,517
Thereafter	946	1,239
Total	$26,784	$69,349
Less: imputed interest	(1,865)	(5,591)
Net lease obligation	$24,919	$63,758

NOTE 8 – DEBT

	June 30, 2022		December 31, 2021
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$368,742	$—	$368,273
Revolving Credit Facility(2)	—	115,000	—	65,000
Finance lease obligations	28,670	35,088	29,821	24,407
	$28,670	$518,830	$29,821	$457,680
(1) Net of unamortized debt issuance costs of $6.3 million and $6.7 million at June 30, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs of $3.3 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 8 -- Debt contained in the 2021 10-K.
Revolving Credit Facility
On May 2, 2022, the Company entered into an amendment (the “Amendment”) to the revolving credit facility (the “RCF”), dated as of September 29, 2017 (as amended, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A, as administrative agent (the “Agent”), and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia, ING Capital LLC and Goldman Sachs Bank USA (the “RCF Lenders”). The Amendment, among other things, increased the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate amount of $390.0 million.
At June 30, 2022, the Company had $115.0 million drawn at an interest rate of 3.8% and $30.5 million in outstanding letters of credit under the RCF.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2022, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60.0 million in 2021, a portion of which has been funded as of June 30, 2022. The package is earmarked for planned equipment purchases for Rochester’s Plan of Operation Amendment 11 (“POA 11”) in 2022, and has an interest rate of 5.22%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
2024 Senior Notes	$—	$—	$—	$2,591
2029 Senior Notes	4,804	4,804	9,609	6,406
Revolving Credit Facility	1,370	450	2,557	930
Finance lease obligations	1,354	1,018	2,576	1,607
Amortization of debt issuance costs	496	487	913	891
Other debt obligations	31	118	132	175
Capitalized interest	(2,885)	(1,784)	(6,049)	(2,597)
Total interest expense, net of capitalized interest	$5,170	$5,093	$9,738	$10,003

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Asset retirement obligation - Beginning	$184,322	$141,412	$181,888	$139,274
Accretion	3,529	2,962	6,992	5,870
Settlements	(1,449)	(1,145)	(2,478)	(1,915)
Asset retirement obligation - Ending	$186,402	$143,229	$186,402	$143,229

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2022 and 2021 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(85,122)	$(998)	$29,647	$(7,228)	$(95,252)	$(2,197)	$21,116	$(8,853)
Canada	(6,374)	(21)	(12,979)	—	(13,899)	(21)	(25,763)	—
Mexico	25,636	(10,483)	30,827	(8,112)	52,669	(10,978)	63,741	(19,273)
Other jurisdictions	(72)	—	(9)	—	(74)	—	3,238	—
	$(65,932)	$(11,502)	$47,486	$(15,340)	$(56,556)	$(13,196)	$62,332	$(28,126)
    During the second quarter of 2022, the Company reported estimated income and mining tax expense of approximately $11.5 million, resulting in an effective tax rate of 17.4%. This compares to income tax expense of $15.3 million for an effective tax rate of 32.3% during the second quarter of 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) the non-recognition of tax assets; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) mining taxes; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) percentage depletion. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
    At June 30, 2022 and December 31, 2021, the Company had $0.0 million and $0.3 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2022 and December 31, 2021, the amount of accrued income-tax-related interest and penalties was $0.0 million and $0.4 million, respectively.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and six months ended June 30, 2022 was $2.3 million and $4.6 million, respectively, compared to $3.3 million and $7.5 million in the three and six months ended June 30, 2021. At June 30, 2022, there was $11.8 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
    The following table summarizes the grants awarded during the six months ended June 30, 2022:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 22, 2022	1,700,619	$4.21	1,067,118	$4.38
May 16, 2022	157,349	$3.39	59,010	$4.38

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Unrealized gain (loss) on equity securities	$(62,810)	$36,575	$(49,066)	$32,007
Realized gain (loss) on equity securities	—	—	—	769
Exchange agreement embedded derivative	—	664	—	664
Termination of gold zero cost collars	—	—	(3,139)	—
Fair value adjustments, net	$(62,810)	$37,239	$(52,205)	$33,440
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$99,084	$98,878	$206	$—
Provisional metal sales contracts	7	—	7	—
Gold forwards	29,302	—	29,302	—
	$128,393	$98,878	$29,515	$—
Liabilities:
Provisional metal sales contracts	$77	$—	$77	$—

	Fair Value at December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$132,197	$132,197	$—	$—
Provisional metal sales contracts	86	—	86	—
	$132,283	$132,197	$86	$—
Liabilities:
Gold zero cost collars	$1,212	$—	$1,212	$—
Provisional metal sales contracts	162	—	162	—
	$1,374	$—	$1,374	$—
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
The Company’s gold forward contracts are valued using pricing models with inputs derived from observable market data, including forward market prices, yield curves, credit spreads. The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
As further discussed in Note 19 — Dispositions, the consideration for the sale of La Preciosa project included two royalties, a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, and contingent consideration of $0.25 per silver equivalent ounce (adjusted for inflation) on any new mineral reserves discovered and declared outside of the current resources area at the La Preciosa project, up to a maximum payment of $50.0 million. The fair value of the royalties and the contingent consideration assets were $11.2 million and $1.2 million, respectively, valued as of the date of closing of the transaction and are measured at fair value on a non-recurring basis. The fair value of the royalties and the contingent consideration were valued using Monte Carlo simulation models. The model inputs include significant unobservable inputs and involve significant management judgment. The significant unobservable inputs included assumptions related to metal prices which assumed silver prices ranging from $22 to $25 per ounce and gold prices ranging from $1,700 to $1,930 per ounce as well as volatility assumptions for silver and gold prices (33.5% and 19.0%, respectively), and an assumed weighted average cost of capital of 15.5%. Such instruments are classified within Level 3 of the fair value hierarchy.
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2022.
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the three and six months ended June 30, 2022.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2022
In thousands	Balance at Beginning of the period	Initial valuation	Revaluation	Balance at the end of the period
Assets:
Royalties	$11,200	$—	$—	$11,200
Contingent consideration	$1,150	$—	$—	$1,150
	$12,350	$—	$—	$12,350

	Six Months Ended June 30, 2022
In thousands	Balance at Beginning of the period	Initial valuation	Revaluation	Balance at the end of the period
Assets:
Royalties	$—	$11,200	$—	$11,200
Contingent consideration	$—	$1,150	$—	$1,150
	$—	$12,350	$—	$12,350

The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2022 and December 31, 2021 is presented in the following table:

	June 30, 2022
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Promissory note	$4,780	$4,654	$—	$4,654	$—
Deferred cash consideration	$7,458	$7,223	$—	$7,223	$—
Liabilities:
2029 Senior Notes(1)	$368,742	$243,710	$—	$243,710	$—
Revolving Credit Facility(2)	$115,000	$115,000	$—	$115,000	$—
(1) Net of unamortized debt issuance costs of $6.3 million
(2) Unamortized debt issuance costs of $3.3 million included in Other Non-Current Assets.

	December 31, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$368,273	$337,384	$—	$337,384	$—
Revolving Credit Facility(2)	$65,000	$65,000	$—	$65,000	$—
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
Zero Cost Collars
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts were net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. If the price of gold at the time of expiration was lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. In the first quarter of 2022, the Company voluntarily de-designated hedge accounting for the zero cost collars and subsequently terminated the arrangements. The cost to terminate the zero cost collars was $7.7 million, of which $3.1 million was recognized in earnings and the remaining $4.6 million, which represents the fair value of the zero cost collars on the date of de-designation, was retained in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in earnings as the forecasted transactions occur. As of June 30, 2022, there was $2.8 million remaining to be recognized in earnings over the next six months.
At June 30, 2022, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Provisional gold sales contracts	$20,019	$—
Average gold price per ounce	$1,846	$—
Notional ounces	10,842	—
    The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$7	$77

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$86	$162
The following represent mark-to-market gains (losses) on derivative instruments in the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2022	2021	2022	2021
Revenue	Provisional metal sales contracts	$(486)	$(137)	$6	$(697)
Fair value adjustments, net	Exchange agreement embedded derivative	—	664	—	664
Fair value adjustments, net	Terminated zero cost collars	—	—	(3,139)	—
		$(486)	$527	$(3,133)	$(33)
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices the Company enters into forward contracts. The contracts are net settled monthly and if the actual price of gold at the time of expiration is lower than the fixed price or higher

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
than the fixed prices, it would result in a realized gain or loss, respectively. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
At June 30, 2022, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,965	$1,982
Notional ounces	108,500	112,500
The effective portions of cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue are recognized as a component of Revenue in the same period as the related sale is recognized.
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
As of June 30, 2022, the Company had $29.3 million of net after-tax gain in AOCI related to gains from cash flow hedge transactions, of which $23.8 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	June 30, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$23,820	$5,482	$—

	December 31, 2021
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold zero cost collars	$—	$—	$1,212
The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$34,245	$—	$32,413	$—
Gold zero cost collars	—	(4,571)	$(3,386)	$23,976
Foreign currency forward exchange contracts	—	1,589	—	400
	$34,245	$(2,982)	$29,027	$24,376

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold forwards	$(3,110)	$—	$(3,110)	$—
Gold zero cost collars	1,379	437	$1,839	$828
Foreign currency forward exchange contracts	—	(3,498)	—	(6,611)
	$(1,731)	$(3,061)	$(1,271)	$(5,783)
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
COVID-19	$318	$972	$1,290	$5,319
Silvertip ongoing carrying costs	4,754	6,447	10,913	13,368
Asset retirement accretion	3,529	2,962	6,992	5,870
Other	577	2,357	1,395	1,893
Pre-development, reclamation and other	$9,178	$12,738	$20,590	$26,450

Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Foreign exchange gain (loss)	$(506)	$(499)	$(1,065)	$(1,272)
Gain (loss) on sale of assets	621	622	2,452	4,675
Other	198	578	663	925
Other, net	$313	$701	$2,050	$4,328

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
For the three and six months ended June 30, 2022, there were 1,991,864 and 992,382 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 1,553,030 and 1,558,030 common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2021, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2022	2021	2022	2021
Net income (loss) available to common stockholders	$(77,434)	$32,146	$(69,752)	$34,206

Weighted average shares:
Basic	278,040	249,066	268,884	245,253
Effect of stock-based compensation plans	—	3,066	—	3,240
Diluted	278,040	252,132	268,884	248,493

Income (loss) per share:
Basic	$(0.28)	$0.13	$(0.26)	$0.14

Diluted	$(0.28)	$0.13	$(0.26)	$0.14

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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current assets	$124,853	$11,143	$151,915	$128,630

Non-current assets(1)	$361,197	$473,145	$947,241	$830,330

Non-guarantor intercompany assets	$8,155	$19,803	$—	$—

Current liabilities	$13,223	$18,353	$167,702	$130,307

Non-current liabilities	$87,171	$139,223	$574,484	$461,904

Non-guarantor intercompany liabilities	$34,397	$30,045	$1,715	$1,650
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2022

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$223,492
Gross profit (loss)	$(415)	$(504)
Net income (loss)	$(69,753)	$(12,422)

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of June 30, 2022, $26.0 million in principal amount is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation has continued at the administrative, appeals court and supreme court levels, most of which has been determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and recent unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. In March 2022, Coeur Mexicana filed an updated notice of intent to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, in connection with this dispute and may elect to formally proceed with arbitration under NAFTA. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At June 30, 2022 the remaining unamortized balance was $7.7 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments, including in June 2021, to provide options for Coeur to receive up to two additional prepayments of up to $15.0 million each. In June 2021 and December 2021, the Company exercised these options and received the $15.0 million June 2021 Prepayment and the $15.0 million December 2021 Prepayment. The June 2021 Prepayment was paid back in full before the December 2021 Prepayment was received. In March 2022, the Amended Sales Contract was further amended to allow for an additional $10.0 million prepayment. The additional $10.0 million prepayment was made in March 2022 (the “March 2022 Prepayment”). The Amended Sales Contract was further amended in June 2022 to consolidate the remaining deliveries of $15.0 million and $10.0 million under the December 2021 Prepayment and March 2022 Prepayment (the “June 2022 Consolidated Prepayment”), to extend the repayment period for the June 2022 Consolidated Prepayment, and to provide for future prepayments of up to $25.0 million on a semi-annual basis

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
through the end of 2024, provided all prior outstanding prepayment amounts are paid before such future prepayments are made. The remaining deliveries of the June 2022 Consolidated Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 2022.
POA 11 Expansion Project
As of June 30, 2022, the total estimated project capital cost remained approximately $600 million. With the commencement of structural, mechanical, piping, electrical and instrumentation construction work, completion of final major high-voltage electrical contracts and initial commitments for the pre-screen addition to the expanded crusher circuit, the Company has committed approximately $523 million and incurred $350 million of the total estimated project cost through June 30, 2022.
The expansion consists of three major components: (i) a new 300-million-ton leach pad, for which civil work is essentially complete and piping work is near completion; (ii) a Merrill-Crowe process plant with construction completion scheduled for the first half of 2023; and (iii) a new three-stage crushing circuit with construction completion scheduled for mid-2023. These scheduled construction completion dates for the project remain unchanged.
Construction of the Merrill-Crowe process plant ramped up during the second quarter, including completion of concrete work, continuation of equipment setting, and the commencement of building and process plant steel pipe rack erection, as well as piping and cable tray installation.
Work on the crusher corridor included (i) continued civil construction in the primary crusher area, (ii) the completion of concrete work, start of steel construction, and setting of conveyor and equipment in the secondary crusher area, (iii) continued advancement of concrete work and start of steel erection in the secondary stock pile reclaim area, (iv) completion of concrete in the tertiary crusher area, and (v) continuation of concrete in the tertiary reclaim and final product load-out areas. Deliveries of equipment and materials for the project continue to support the overall construction schedule.
The Company also recently advanced detailed engineering on the pre-screens. Equipment procurement and construction contract development is well underway as Coeur continues working to align construction of the pre-screens with the completion of the new crusher. Final cost estimates related to pre-screens are expected in the third quarter.
The Company began installation of pre-screens on the existing crusher corridor on June 23 and commenced commissioning on July 22. Ramp-up of the pilot system as well as optimization of the product size placed under leach is scheduled to take place during the month of August. The experience and knowledge gained from utilizing pre-screens is expected to facilitate the integration of pre-screen technology into the new crusher system flowsheet for POA 11.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of June 30, 2022 and December 31, 2021, the Company had surety bonds totaling $315.0 million and $315.1 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In thousands	June 30, 2022	December 31, 2021
Accrued salaries and wages	$21,844	$28,408
Deferred revenue (1)	26,081	16,093
Income and mining taxes	10,214	13,856
Accrued operating costs	8,158	5,592
Unrealized losses on derivatives	77	1,374
Taxes other than income and mining	2,812	3,284
Accrued interest payable	8,072	8,038
Operating lease liabilities	11,076	11,301
Accrued liabilities and other	$88,334	$87,946
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three and six months ended June 30, 2022 and 2021:

In thousands	June 30, 2022	June 30, 2021
Cash and cash equivalents	$74,159	$124,075
Restricted cash equivalents	1,396	1,383
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$75,555	$125,458

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
•In addition, under the Agreement, Coeur is entitled to the following additional consideration:
•$8.8 million deferred cash consideration to be paid no later than the first anniversary of initial production from any portion of the La Preciosa project, valued at $7.4 million,
•Contingent payments of $0.25 per silver equivalent ounce (subject to an inflationary adjustment) on any new mineral reserves discovered and declared outside of the current resource area at the La Preciosa project, up to a maximum payment of $50.0 million, valued at $1.2 million, and
•Two royalties, valued at $11.2 million, covering the La Preciosa land package, including (i) a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and (ii) a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, offset by the amount of any new mineral reserve contingent payments made to Coeur.
The La Preciosa sale resulted in a gain on the sale of $1.5 million, which was recognized in Other, Net in the condensed consolidated statements of comprehensive income (loss).

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
Overview
We are primarily a gold and silver producer with assets located in the United States, Canada and Mexico
Second Quarter Highlights
For the quarter, Coeur reported revenue of $204.1 million and cash flow from operating activities of $22.6 million. We reported GAAP net loss of $77.4 million, or $0.28 per diluted share. On an adjusted basis1, the Company reported EBITDA of $43.3 million and net loss of $13.1 million or $0.05 per diluted share. For the six months ended June 30, 2022, Coeur reported revenue of $392.5 million and cash flow from operating activities of $16.2 million. We reported GAAP net loss of $69.8 million, or $0.26 per diluted share. On an adjusted basis1, the Company reported EBITDA of $77.3 million and net loss of $26.9 million or $0.10 per diluted share.
•Reaffirming full-year gold and silver production guidance – Increased gold and silver production during the quarter remains in-line with the Company’s expectations, leading Coeur to reaffirm consolidated and site level production guidance for 2022
•Strong quarterly production increases at Kensington, Wharf and Rochester – Kensington’s gold production increased by 23% versus the first quarter, driven by an all-time quarterly record mill throughput. Wharf’s gold production increased by 15% while Rochester’s silver and gold production increased by 5% and 37%, respectively
•Full-year cost guidance updated – The Company has updated its full-year site level cost guidance to reflect inflationary pressures. Additionally, Coeur has elected to increase its planned exploration investment by approximately $11 million in 2022 due to positive drilling results at the Kensington, Palmarejo and Silvertip assets
•Rochester expansion project remains on-track – The ongoing expansion at the Rochester silver and gold operation in Nevada remains on-track for completion in mid-2023. The total estimated project capital remains approximately $600 million as of June 30, 2022. Coeur has committed approximately $523 million of the project capital and has incurred roughly $350 million towards the expansion
•Strategic sale of Victoria Gold shares – Coeur announced the sale of 5 million shares of Victoria Gold Corporation (“Victoria Gold”) stock for net cash proceeds of approximately $40 million, which were received on July 5, 2022
•Appointment of Jeane Hull to Board of Directors – Consistent with the Company’s commitment to Board refreshment and best-in-class corporate governance, Jeane Hull has been appointed to Coeur’s Board of Directors

	Three Months Ended		Six Months Ended
In thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Financial Results:
Gold sales	$146,625	$129,451	$276,076	$284,480
Silver sales	$57,498	$58,953	$116,451	$132,495
Consolidated Revenue	$204,123	$188,404	$392,527	$416,975
Net income (loss)	$(77,434)	$7,682	$(69,752)	$34,206
Net income (loss) per share, diluted	$(0.28)	$0.03	$(0.26)	$0.14
Adjusted net income (loss)(1)	$(13,104)	$(13,782)	$(26,887)	$13,100
Adjusted net income (loss) per share, diluted(1)	$(0.05)	$(0.05)	$(0.10)	$0.05
EBITDA(1)	$(32,797)	$40,377	$7,580	$134,245
Adjusted EBITDA(1)	$43,330	$41,527	$77,261	$118,603
Total debt(2)	$547,500	$485,488	$547,500	$414,246
Operating Results:
Gold ounces produced	83,772	75,409	159,181	172,500
Silver ounces produced	2,496,186	2,479,442	4,975,628	4,990,536
Gold ounces sold	84,786	75,211	159,997	171,613
Silver ounces sold	2,543,200	2,450,282	4,993,482	5,018,406
Average realized price per gold ounce	$1,729	$1,721	$1,726	$1,658
Average realized price per silver ounce	$22.61	$24.06	$23.32	$26.40
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended June 30, 2022 compared to Three Months Ended March 31, 2022
Revenue
We sold 84,786 gold ounces and 2.5 million silver ounces, compared to 75,211 gold ounces and 2.5 million silver ounces. Revenue increased by $15.7 million, or 8%, as a result of a 13% and 4% increase in gold and silver ounces sold, respectively, partially offset by a 6% decrease in average realized silver prices. The increase in gold and silver ounces sold was primarily due to higher production at Rochester, Kensington and Wharf. Gold and silver represented 72% and 28% of second quarter of 2022 sales revenue, respectively. This compares to gold and silver represented 69% and 31% of first quarter of 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2022	March 31, 2022
Gold sales	$146,625	$129,451	$17,174	13%
Silver sales	57,498	58,953	(1,455)	(2)%
Metal sales	$204,123	$188,404	$15,719	8%
Costs Applicable to Sales
Costs applicable to sales increased $17.4 million, or 13%, primarily due to higher gold and silver ounces sold and higher operating costs primarily due to inflationary pressures relating to consumable costs, most notably higher diesel prices. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $1.5 million, or 6%, primarily due to higher gold and silver and ounces sold.
Expenses
General and administrative expenses decreased $1.0 million, or 10%, primarily due to lower compensation and outside service costs.
Exploration expense decreased $0.1 million, or 3% driven by lower spending at Rochester and Canadian exploration investment incentives earned at Silvertip.
Pre-development, reclamation, and other expenses decreased $2.2 million, or 20%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols, lower ongoing carrying costs at Silvertip and lower operating costs at non-core asset locations.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2022	March 31, 2022
COVID-19	$318	$972	$(654)	(67)%
Silvertip ongoing carrying costs	4,754	6,159	(1,405)	(23)%
Asset retirement accretion	3,529	3,463	66	2%
Other	577	818	(241)	(29)%
Pre-development, reclamation and other expense	$9,178	$11,412	$(2,234)	(20)%
Other Income and Expenses
Fair value adjustments, net, decreased to a loss of $62.8 million compared to a gain of $10.6 million as a result of a decrease in the value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $2.9 million) increased to $5.2 million from $4.6 million due to higher interest paid under the RCF and finance lease obligations, and lower capitalized interest.
Other, net decreased to a gain of $0.3 million compared to a gain of $1.7 million primarily attributable to the $1.5 million gain from the sale of the La Preciosa project in the first quarter of 2022.
Income and Mining Taxes
During the second quarter of 2022, income and mining tax expense of approximately $11.5 million resulted in an effective tax rate of 17.4% for 2022. This compares to income tax expense of $1.7 million for an effective tax rate of 18.1% for the first quarter of 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rates; (v) the impact of uncertain tax positions; (vi) percentage depletion; (vii) the sale of non-core assets; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended June 30,		Three months ended March 31,
	2022		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(85,122)	$(998)	$(10,130)	$(1,199)
Canada	(6,374)	(21)	(7,525)	—
Mexico	25,636	(10,483)	27,033	(495)
Other jurisdictions	(72)	—	(2)	—
	$(65,932)	$(11,502)	$9,376	$(1,694)
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
Net Income (Loss)
Net loss was $77.4 million, or $0.28 per diluted share, compared to net income of $7.7 million, or $0.03 per diluted share. The decrease in net income was driven by a 6% decrease in average realized silver prices, higher operating costs, unfavorable changes of $73.4 million and $9.8 million in the fair value of the Company’s equity investments and income tax expense, respectively, partially offset by a 13% and 4% increase in gold and silver ounces sold, respectively. Adjusted net loss was $13.1 million, or $0.05 per diluted share, compared to an adjusted net loss of $13.8 million, or $0.05 per share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
Revenue
We sold 159,997 gold ounces and 5.0 million silver ounces, compared to 171,613 gold ounces and 5.0 million silver ounces. Revenue decreased by $24.4 million, or 6%, as a result of a 7% decrease in gold ounces sold and an 12% decrease in average realized silver prices, partially offset by a 4% increase in average realized gold prices. The decrease in gold ounces sold was primarily due to lower grades at Kensington. Gold and silver accounted for 70% and 30% of 2022 sales revenue, respectively. This compares to gold and silver accounting for 68% and 32% of 2021 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Six Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2022	June 30, 2021
Gold sales	$276,076	$284,480	$(8,404)	(3)%
Silver sales	116,451	132,495	(16,044)	(12)%
Metal sales	$392,527	$416,975	$(24,448)	(6)%
Costs Applicable to Sales
Costs applicable to sales increased $43.2 million, or 18%, primarily due to higher operating costs partially due to inflationary pressures related to consumables, most notably higher diesel prices, and employee-related costs and increased maintenance costs, lower of cost or net realizable value (“LCM”) adjustments at Rochester, and the $6.6 million favorable impact from foreign currency hedges in the comparable period of 2021. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $7.5 million, or 12%, primarily due to lower gold ounces sold and longer assumed mine life based on year-end mineral reserve growth.
Expenses
General and administrative expenses decreased $2.5 million, or 11%, primarily due to lower compensation costs.

Exploration expense decreased $11.4 million, or 52% driven by lower planned investment across the portfolio and Canadian exploration investment incentives earned at Silvertip.
Pre-development, reclamation, and other expenses decreased $5.9 million, or 22%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and lower ongoing carrying costs at Silvertip, partially offset by higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Six Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2022	June 30, 2021
COVID-19	$1,290	$5,319	$(4,029)	(76)%
Silvertip ongoing carrying costs	10,913	13,368	(2,455)	(18)%
Asset retirement accretion	6,992	5,870	1,122	19%
Other	1,395	1,893	(498)	(26)%
Pre-development, reclamation and other expense	$20,590	$26,450	$(5,860)	(22)%
Other Income and Expenses
During the first half of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) concurrent with the completed offering of the 2029 Senior Notes.
Fair value adjustments, net, decreased to a loss of $52.2 million compared to a gain of $33.4 million as a result of an decrease in the value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $6.0 million) decreased to $9.7 million from $10.0 million due to higher capitalized interest associated with the POA 11 project at Rochester, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes, and higher interest paid under the RCF and finance lease obligations.
Other, net decreased to a gain of $2.1 million compared to $4.3 million due to lower gains on the sale of assets.
Income and Mining Taxes
During the first half of 2022, income and mining tax expense of approximately $13.2 million resulted in an effective tax rate of 23.3% for 2022. This compares to income tax expense of $28.1 million for an effective tax rate of 45.1% for 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) the non-recognition of tax assets; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) mining taxes; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) percentage depletion. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six months ended June 30,
	2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(95,252)	$(2,197)	$21,116	$(8,853)
Canada	(13,899)	(21)	(25,763)	—
Mexico	52,669	(10,978)	63,741	(19,273)
Other jurisdictions	(74)	—	3,238	—
	$(56,556)	$(13,196)	$62,332	$(28,126)
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
Net Income (Loss)
Net loss was $69.8 million, or $0.26 per diluted share, compared to net income of $34.2 million, or $0.14 per diluted share. The decrease in net income was driven by unfavorable changes in the fair value of the Company’s equity investments, higher operating costs, a 7% decrease in gold ounces sold and an 12% decrease in average realized silver prices, partially offset by a 4% increase in average realized gold prices, a $9.2 million loss on debt extinguishment in the comparable period in 2021 and lower income and mining taxes. Adjusted net loss was $26.9 million, or $0.10 per diluted share, compared to adjusted net income of $13.1 million, or $0.05 per diluted share (see “Non-GAAP Financial Performance Measures”).
2022 Guidance
Production during the second quarter was in-line with Coeur’s expectations, leading the Company to reaffirm 2022 production guidance. Updated cost guidance reflects industry-wide inflationary pressures on consumables. Updated exploration guidance shows an increase in exploration expense and capitalized exploration The increase in exploration investment reflects additional planned expansion and infill drilling at Silvertip, Palmarejo and Kensington.
2022 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	100,000 - 110,000	6,000 - 7,000
Rochester	35,000 - 43,000	3,000 - 4,000
Kensington	110,000 - 120,000	—
Wharf	70,000 - 80,000	—
Total	315,000 - 353,000	9,000 - 11,000
2022 Costs Applicable to Sales Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	($/oz)	($/oz)	($/oz)	($/oz)
Palmarejo (co-product)	$750 - $850	$13.50 - $14.50	$825 - $925	$12.75 - $13.75
Rochester (co-product)	$1,490 - $1,590	$20.75 - $22.75	$1,650 - $1,850	$20.00 - $26.00
Kensington	$1,150 - $1,250		$1,300 - $1,400	—
Wharf (by-product)	$1,225 - $1,325		$1,250 - $1,350	—
2022 Capital, Exploration and G&A Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$115 - $140	$110 - $135
Capital Expenditures, Development	$205 - $250	$220 - $260
Exploration, Expensed	$18 - $23	$25 - $30
Exploration, Capitalized	$18 - $23	$22 - $27
General & Administrative Expenses	$42 - $46	$42 - $46
Note: The Company’s previous guidance figures assume estimated prices of $1,800/oz gold and $24.00/oz silver as well as CAD of 1.25 and MXN of 20.00. The Company’s updated guidance figures assume estimated prices of $1,800/oz gold and $22.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Tons milled	539,600	565,211	1,104,811	1,001,763
Average gold grade (oz/t)	0.054	0.056	0.055	0.060
Average silver grade (oz/t)	3.95	3.87	3.91	4.00
Average recovery rate – Au	92.4%	90.6%	91.5%	94.0%
Average recovery rate – Ag	84.2%	83.0%	83.6%	81.6%
Gold ounces produced	27,109	28,931	56,040	56,200
Silver ounces produced	1,795,050	1,812,530	3,607,580	3,269,819
Gold ounces sold	29,285	28,242	57,527	56,203
Silver ounces sold	1,854,695	1,796,028	3,650,723	3,277,315
CAS per gold ounce(1)	$854	$735	$802	$648
CAS per silver ounce(1)	$12.96	$12.51	$12.64	$12.04
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2022 compared to Three Months Ended March 31, 2022
Gold production decreased 6% as a result of lower mill throughput and gold grade, partially offset by higher recoveries as a result of blending optimization as well as enhancements in the flotation and solution management processes. Silver production decreased 1% as a result of lower mill throughput, partially offset by higher silver grade and recoveries as a result of blending optimization as well as a drawdown of in-circuit inventory. Metal sales were $86.0 million, or 42% of Coeur’s metal sales, compared with $83.1 million, or 44% of Coeur’s metal sales. Revenue for the three months ended June 30, 2022 increased by $2.9 million or 3%, primarily due to a higher volume of gold and silver sales. Costs applicable to sales per gold and silver ounce increased 16% and 4%, respectively, due to the mix of gold and silver sales, higher employee-related and consumable costs largely due to inflationary pressures. Amortization increased to $9.7 million due to higher ounces sold. Capital expenditures decreased to $10.1 million reflecting delays in capital project advancements, partially offset by continued planned investment in underground development and infill drilling.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
Gold production was in-line with the prior year as a result of higher mill throughput, partially offset by lower gold grade and recoveries. Silver production increased 10% as a result of higher mill throughput and recoveries, partially offset by lower silver grade. Metal sales were $169.0 million, or 44% of Coeur’s metal sales, compared with $165.4 million, or 40% of Coeur’s metal sales. Revenue for the six months ended June 30, 2022 increased by $3.7 million or 2%, of which $10.6 million resulted from a higher volume of gold and silver sales was partially offset by a decrease of $6.9 million primarily due to lower average realized silver prices. Costs applicable to sales per gold and silver ounce increased 24% and 5%, respectively, due to the mix of gold and silver sales, higher employee-related, maintenance and consumable costs largely due to inflationary pressures, and the absence of the favorable impact of foreign currency hedges ($6.6 million) included in the prior year. Amortization increased to $19.1 million due to increased sales. Capital expenditures increased to $23.7 million from $19.8 million due to higher underground development, infill drilling activities and equipment purchases.

Rochester

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Tons placed	4,236,459	4,377,873	8,614,332	6,436,694
Average gold grade (oz/t)	0.003	0.003	0.003	0.003
Average silver grade (oz/t)	0.35	0.34	0.34	0.41
Gold ounces produced	8,319	6,066	14,385	14,136
Silver ounces produced	689,169	655,176	1,344,345	1,661,985
Gold ounces sold	8,071	5,928	13,999	14,752
Silver ounces sold	682,677	638,116	1,320,793	1,683,215
CAS per gold ounce(1)	$2,351	$2,287	$2,308	$1,557
CAS per silver ounce(1)	$27.80	$29.34	$28.71	$23.23
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2022 compared to Three Months Ended March 31, 2022
Gold and silver production increased 37% and 5%, respectively, largely due to increased placement rates from the first quarter. Metal sales were $30.5 million, or 15% of Coeur’s metal sales, compared with $26.4 million, or 14% of Coeur’s metal sales. Revenue for the three months ended June 30, 2022 increased by $4.1 million or 16%, of which $5.0 million was the result of a higher volume of gold and silver sales, partially offset by a $0.9 million decrease as a result of lower average realized silver prices. Costs applicable to sales per gold ounce increased 3% and decreased 5% per silver ounce due to the mix of gold and silver sales and higher maintenance and consumable costs partially due to inflationary pressures. Amortization increased to $5.0 million due to higher ounces sold. Capital expenditures increased to $47.0 million due to timing of payments related to the POA 11 expansion project.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
Gold production increased 2% while silver production decreased 19%, as a result of lower tons placed in prior year, lower silver grades and the timing of gold and silver recoveries. Metal sales were $56.9 million, or 14% of Coeur’s metal sales, compared with $70.8 million, or 17% of Coeur’s metal sales. Revenue for the six months ended June 30, 2022 decreased by $14.0 million or 20%, of which $9.8 million was the result of a lower volume of gold and silver sales and $4.2 million was the result of lower average realized silver prices, partially offset by higher average realized gold prices. Costs applicable to sales per gold and silver ounce increased 48% and 24%, respectively, due to the mix of gold and silver sales, higher maintenance and consumable costs partially due to inflationary pressures, and LCM adjustments. Amortization decreased to $9.7 million due to lower ounces sold. Capital expenditures increased to $80.0 million from $72.4 million due to payments related to the POA 11 expansion project.
As of June 30, 2022, the total estimated project capital cost remained approximately $600 million. With the commencement of structural, mechanical, piping, electrical and instrumentation construction work, completion of final major high-voltage electrical contracts and initial commitments for the pre-screen addition to the expanded crusher circuit, the Company has committed approximately $523 million and incurred $350 million of the total estimated project cost through June 30, 2022.
The expansion consists of three major components: (i) a new 300-million-ton leach pad, for which civil work is essentially complete and piping work is near completion; (ii) a Merrill-Crowe process plant with construction completion scheduled for the first half of 2023; and (iii) a new three-stage crushing circuit with construction completion scheduled for mid-2023. These scheduled construction completion dates for the project remain unchanged.
Construction of the Merrill-Crowe process plant ramped up during the second quarter, including completion of concrete work, continuation of equipment setting, and the commencement of building and process plant steel pipe rack erection, as well as piping and cable tray installation.
Work on the crusher corridor included (i) continued civil construction in the primary crusher area, (ii) the completion of concrete work, start of steel construction, and setting of conveyor and equipment in the secondary crusher area, (iii) continued advancement of concrete work and start of steel erection in the secondary stock pile reclaim area, (iv) completion of concrete in the tertiary crusher area, and (v) continuation of concrete in the tertiary reclaim and final product load-out areas. Deliveries of equipment and materials for the project continue to support the overall construction schedule.

The Company also recently advanced detailed engineering on the pre-screens. Equipment procurement and construction contract development is well underway as Coeur continues working to align construction of the pre-screens with the completion of the new crusher. Final cost estimates related to pre-screens are expected in the third quarter.
The Company began installation of pre-screens on the existing crusher corridor on June 23 and commenced commissioning on July 22. Ramp-up of the pilot system as well as optimization of the product size placed under leach is scheduled to take place during the month of August. The experience and knowledge gained from utilizing pre-screens is expected to facilitate the integration of pre-screen technology into the new crusher system flowsheet for POA 11.
Kensington

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Tons milled	175,722	165,968	341,690	338,669
Average gold grade (oz/t)	0.17	0.14	0.16	0.19
Average recovery rate	91.6%	95.3%	93.3%	92.9%
Gold ounces produced	27,866	22,646	50,512	59,003
Gold ounces sold	27,666	22,834	50,500	58,391
CAS per gold ounce(1)	$1,412	$1,606	$1,500	$1,038
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2022 compared to Three Months Ended March 31, 2022
Gold production increased 23% as a result of higher mill throughput and higher grade, partially offset by lower recoveries. Metal sales were $50.3 million, or 25% of Coeur’s metal sales, compared to $44.3 million, or 24% of Coeur’s metal sales. Revenue for the three months ended June 30, 2022 increased by $6.0 million or 13%, of which $8.8 million resulted from a higher volume of gold sales, partially offset by a decrease of $2.8 million due to lower average realized gold prices. Costs applicable to sales per gold ounce decreased 12% due to higher production, partially offset by higher consumable costs partially due to inflationary pressures. Amortization increased to $9.4 million primarily due to higher ounces sold. Capital expenditures was consistent quarter over quarter at $8.8 million compared to $8.0 million.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
Gold production decreased 14% as a result of lower grade and lower mill throughput resulting from the impact of COVID-19 on workforce availability. Metal sales were $94.6 million, or 24% of Coeur’s metal sales, compared to $103.3 million, or 25% of Coeur’s metal sales. Revenue for the six months ended June 30, 2022 decreased by $8.7 million or 8%, of which $14.7 million resulted from lower volume of gold sales, partially offset by an increase of $6.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 45% due to lower production and higher employee-related, maintenance and consumable costs partially due to inflationary pressures. Amortization decreased to $18.0 million primarily due to lower ounces sold. Capital expenditures increased to $16.8 million from $13.2 million due to higher infill drilling and underground development.
Wharf

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Tons placed	1,050,215	1,127,569	2,177,784	2,139,524
Average gold grade (oz/t)	0.015	0.025	0.020	0.031
Gold ounces produced	20,478	17,766	38,244	43,161
Silver ounces produced	11,967	11,736	23,703	58,732
Gold ounces sold	19,764	18,207	37,971	42,267
Silver ounces sold	5,828	16,138	21,966	57,876
CAS per gold ounce(1)	$1,226	$1,124	$1,177	$961
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2022 compared to Three Months Ended March 31, 2022
Gold production increased 15% driven by the timing of recoveries due to higher grades placed in the first quarter. Metal sales were $37.4 million, or 18% of Coeur’s metal sales, compared to $34.7 million, or 18% of Coeur’s metal sales. Revenue for the three months ended June 30, 2022 increased by $2.7 million or 8%, of which $2.7 million resulted from a higher volume of gold sales. Costs applicable to sales per gold ounce increased 9% due to higher consumable costs partially due to inflationary pressures. Amortization increased to $2.2 million due to higher ounces sold. Capital expenditures were $0.5 million.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
Gold production decreased 11% driven by the timing of recoveries. Metal sales were $72.1 million, or 18% of Coeur’s metal sales, compared to $77.5 million, or 19% of Coeur’s metal sales. Revenue for the six months ended June 30, 2022 decreased by $5.4 million, of which $8.9 million was due to a lower volume of gold and silver sales, partially offset by an increase of $3.5 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 22% due to higher equipment rental and consumable costs partially due to inflationary pressures. Amortization decreased to $4.3 million due to lower ounces sold. Capital expenditures were $1.8 million.
Silvertip
Six Months Ended June 30, 2022
Silvertip suspended mining and processing activities, unrelated to COVID-19, in February 2020. Ongoing carrying and suspension costs are included in Pre-development, reclamation, and other.
Coeur continues to advance study work to assess the economics of a potential future expansion and restart of its high-grade Silvertip silver-zinc-lead development project in British Columbia, Canada. The Company’s objective remains to complete an evaluation by year end of higher throughput scenarios to reduce unit costs and to take advantage of Silvertip’s expanding, high-grade resource base.
Ongoing carrying costs at Silvertip totaled $10.9 million in the first half of 2022, compared to $13.4 million in the prior year. Capital expenditures during the first half of 2022 totaled $17.6 million compared to $28.9 million in the prior year due to continued infill drilling and underground development. For 2022, capital expenditures are now expected to be approximately $28 - $36 million (previously $18 - $24 million). The revised figures reflect increase underground development and infill drilling.

Liquidity and Capital Resources
At June 30, 2022, the Company had $75.6 million of cash, cash equivalents and restricted cash and $244.5 million available under the RCF. Cash and cash equivalents increased $17.5 million in the six months ended June 30, 2022, due to the net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock, net proceeds of $15.3 million received from the sale of the La Preciosa project, and a 13% and 4% increase in gold and silver ounces sold, respectively, partially offset by a 6% decrease in average realized silver prices, higher operating costs and capital expenditures related to POA 11 at Rochester.
In March 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “Equity Offering”). The Company sold a total of 22,053,275 shares of common stock in the Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.3 million.
On May 2, 2022, the Company entered into an amendment (the “Amendment”) to the RCF to, among other things, increase the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate of $390.0 million. At June 30, 2022, the Company had $115.0 million drawn and $30.0 million in outstanding letters of credit under the RCF. The Company also holds $99.1 million of equity securities including a 17.8% interest in Victoria Gold Corporation (“Victoria Gold”). On June 28, 2022, the Company entered into an agreement to sell 5,000,000 shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $8.34 per Victoria Gold Common Share, which settled on July 5, 2022 for net proceeds of $40.5 million. Following the sale, the Company holds a 9.4% interest in Victoria Gold.
The Company had outstanding forward contracts on 221,000 ounces of gold at June 30, 2022 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production in 2022, 50% of expected gold production for the first half of 2023 and 25% of expected gold production for the second half of 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,974 per ounce of gold.

We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer-term. We expect to use a combination of cash provided by operating activities, borrowings under our RCF and additional finance leases to fund near term capital requirements, including those described in this Report for POA 11 and in our 2022 capital expenditure guidance. We also have additional potential sources of funding including proceeds from potential asset sales, and the monetization of our equity investments, including our remaining common shares of Victoria Gold. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration and potential development of our other projects, such as Crown/Sterling and the Lincoln Hill area adjacent to Rochester.
As of June 30, 2022, the total estimated project capital cost remained approximately $600 million. With the commencement of structural, mechanical, piping, electrical and instrumentation construction work, completion of final major high-voltage electrical contracts and initial commitments for the pre-screen addition to the expanded crusher circuit, the Company has committed approximately $523 million and incurred $350 million of the total estimated project cost through June 30, 2022.
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
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2022 was $22.6 million, compared to net cash used in operating activities of $6.4 million for the three months ended March 31, 2022. Net cash provided by operating activities for the six months ended June 30, 2022 was $16.2 million, compared to $53.7 million for the six months ended June 30, 2021. Adjusted EBITDA for the three months ended June 30, 2022 was $43.3 million, compared to $41.5 million for the three months ended March 31, 2022. Adjusted EBITDA for the six months ended June 30, 2022 was $77.3 million, compared to $118.6 million for the six months ended June 30, 2021 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Cash flow before changes in operating assets and liabilities	$29,773	$23,779	$53,552	$73,022
Changes in operating assets and liabilities:
Receivables	(4,882)	9,100	4,218	1,960
Prepaid expenses and other	3,523	(509)	3,014	673
Inventories	(11,263)	(17,672)	(28,935)	(14,227)
Accounts payable and accrued liabilities	5,493	(21,125)	(15,632)	(7,728)
Cash provided by (used in) operating activities	$22,644	$(6,427)	$16,217	$53,700
Net cash provided by operating activities increased $29.1 million for the three months ended June 30, 2022 compared to the three months ended March 31, 2022, primarily as a result of a 13% and 4% increase in gold and silver ounces sold, respectively, mining and income taxes paid at Palmarejo in the first quarter of 2022, lower exploration costs and lower Silvertip ongoing carrying costs, partially offset by a 6% decrease in average realized silver prices and timing of VAT collections at Palmarejo. Revenue for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 increased by $15.7 million, of which $18.6 million was due to higher volume of gold and silver sales, partially offset by a decrease of $2.9 million due to lower average realized silver prices.
Net cash provided by operating activities decreased $37.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to lower gold ounces sold (7%), a 12% decrease in average realized silver prices, and higher operating costs, partially offset by a 4% increase in average realized gold prices, lower exploration costs, lower Silvertip ongoing carrying costs, and timing of VAT collections at Palmarejo. Revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased by $24.4 million, of which $20.6 million was due to lower volume of gold and silver sales and $3.8 million was due to lower average realized silver prices.

Cash Used in Investing Activities
Net cash used in investing activities in the three months ended June 30, 2022 was $72.5 million compared to $54.1 million in the three months ended March 31, 2022. Cash used in investing activities increased primarily due to the timing of payments related to POA 11 construction activities at Rochester and the impact of the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project in the first quarter of 2022. The Company incurred capital expenditures of $73.2 million in the three months ended June 30, 2022 compared with $69.5 million in the three months ended March 31, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the six months ended June 30, 2022 was $126.7 million compared to $132.1 million in the six months ended June 30, 2021. Cash used in investing activities decreased primarily due to the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project in the first quarter of 2022, partially offset by construction activities related to POA 11 at Rochester. The Company incurred capital expenditures of $142.7 million in the six months ended June 30, 2022 compared with $137.6 million in the six months ended June 30, 2021. Capital expenditures in the six months ended June 30, 2022 were primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the six months ended June 30, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington.
The Company is experiencing inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market related to capital projects, most notably the POA 11 project at Rochester, and to operating costs company-wide.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended June 30, 2022 was $50.7 million compared to $76.7 million in the three months ended March 31, 2022. During the three months ended June 30, 2022, the Company drew $60.0 million, net, from the RCF. During the three months ended March 31, 2022, the Company received net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock in the Equity Offering, partially offset by the net repayment of $10.0 million under the RCF.
Net cash provided by financing activities in the six months ended June 30, 2022 was $127.5 million compared to $109.8 million in the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company borrowed $155.0 million and repaid $105.0 million under the RCF, and received net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock in the Equity Offering. During the six months ended June 30, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums.

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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income (loss)	$(77,434)	$7,682	$(69,752)	$34,206
Fair value adjustments, net	62,811	(10,605)	52,205	(33,440)
Foreign exchange loss (gain)	513	990	1,503	1,461
(Gain) loss on sale of assets and securities	(621)	(1,831)	(2,452)	(4,674)
Loss on debt extinguishment	—	—	—	9,172
COVID-19 costs	318	972	1,290	5,319
Interest income on notes receivables	(179)	—	(179)	—
Tax effect of adjustments(1)	1,488	(10,990)	(9,502)	1,056
Adjusted net income (loss)	$(13,104)	$(13,782)	$(26,887)	$13,100

Adjusted net income (loss) per share - Basic	$(0.05)	$(0.05)	$(0.10)	$0.05
Adjusted net income (loss) per share - Diluted	$(0.05)	$(0.05)	$(0.10)	$0.05
(1) For the three months ended June 30, 2022, tax effect of adjustments of -$1.5 million (2%) is primarily related to the to the fair value adjustments on the Company’s equity investments. For the three months ended March 31, 2022, tax effect of adjustments of $11.0 million (96%) is primarily related to the de-recognition of deferred tax liabilities related to the sale of La Preciosa. For the six months ended June 30, 2022, tax effect of adjustments of $9.5 million (-19%) is primarily related to the de-recognition of deferred tax liabilities related to the sale of La Preciosa and the fair value adjustments on the Company’s equity investments. For the six months ended June 30, 2021, tax effect of adjustments of $1.1 million (-3%) are primarily related to the fair value adjustments on the Company’s equity investments.

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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income (loss)	$(77,434)	$7,682	$(69,752)	$34,206
Interest expense, net of capitalized interest	5,170	4,568	9,738	10,003
Income tax provision (benefit)	11,502	1,694	13,196	28,126
Amortization	27,965	26,433	54,398	61,910
EBITDA	(32,797)	40,377	7,580	134,245
Fair value adjustments, net	62,810	(10,605)	52,205	(33,440)
Foreign exchange (gain) loss	507	559	1,065	1,272
Asset retirement obligation accretion	3,529	3,463	6,992	5,870
Inventory adjustments and write-downs	9,763	8,592	10,760	839
(Gain) loss on sale of assets and securities	(621)	(1,831)	(2,452)	(4,674)
Loss on debt extinguishment	—	—	—	9,172
COVID-19 costs	318	972	1,290	5,319
Interest income on notes receivables	(179)	—	(179)	—
Adjusted EBITDA	$43,330	$41,527	$77,261	$118,603

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

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2022		March 31, 2022	June 30, 2022	June 30, 2021
Cash flow from operations	$22,644		$(6,427)	$16,217	$53,700
Capital expenditures	73,156		69,502	142,658	137,647
Free cash flow	$(50,512)	$42,224	$(75,929)	$(126,441)	$(83,947)

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Cash provided by (used in) operating activities	$22,644	$(6,427)	$16,217	$53,700
Changes in operating assets and liabilities:
Receivables	4,882	(9,100)	(4,218)	(1,960)
Prepaid expenses and other	(3,523)	509	(3,014)	(673)
Inventories	11,263	17,672	28,935	14,227
Accounts payable and accrued liabilities	(5,493)	21,125	15,632	7,728
Operating cash flow before changes in working capital	$29,773	$23,779	$53,552	$73,022

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
Three Months Ended June 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$58,800	$42,914	$48,680	$26,600	$1,259	$178,253
Amortization	(9,737)	(4,961)	(9,369)	(2,248)	(1,259)	(27,574)
Costs applicable to sales	$49,063	$37,953	$39,311	$24,352	$—	$150,679

Metal Sales
Gold ounces	29,285	8,071	27,666	19,764		84,786
Silver ounces	1,854,695	682,677	—	5,828	—	2,543,200
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$854	$2,351	$1,412	$1,226
Silver ($/oz)	$12.96	$27.80			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Three Months Ended March 31, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$52,611	$36,985	$45,532	$22,918	$1,259	$159,305
Amortization	(9,386)	(4,710)	(8,622)	(2,061)	(1,259)	(26,038)
Costs applicable to sales	$43,225	$32,275	$36,910	$20,857	$—	$133,267

Metal Sales
Gold ounces	28,242	5,928	22,834	18,207		75,211
Silver ounces	1,796,028	638,116	—	16,138	—	2,450,282
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$735	$2,287	$1,606	$1,124
Silver ($/oz)	$12.51	$29.34			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Six Months Ended June 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$111,411	$79,899	$94,212	$49,518	$2,518	$337,558
Amortization	(19,123)	(9,671)	(17,991)	(4,309)	(2,518)	(53,612)
Costs applicable to sales	$92,288	$70,228	$76,221	$45,209	$—	$283,946

Metal Sales
Gold ounces	57,527	13,999	50,500	37,971		159,997
Silver ounces	3,650,723	1,320,793	—	21,966	—	4,993,482
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$802	$2,308	$1,500	$1,177
Silver ($/oz)	$12.64	$28.71			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Six Months Ended June 30, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$93,236	$72,147	$86,752	$47,644	$2,271	$302,050
Amortization	(17,330)	(10,083)	(26,155)	(5,469)	(2,271)	(61,308)
Costs applicable to sales	$75,906	$62,064	$60,597	$42,175	$—	$240,742

Metal Sales
Gold ounces	56,203	14,752	58,391	42,267		171,613
Silver ounces	3,277,315	1,683,215		57,876	—	5,018,406
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$648	$1,557	$1,038	$961
Silver ($/oz)	$12.04	$23.23			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Reconciliation of Costs Applicable to Sales for 2022 Guidance

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$219,862	$165,031	$191,055	$109,179
Amortization	(35,687)	(22,218)	(39,051)	(7,811)
Costs applicable to sales	$184,175	$142,813	$152,004	$101,368
By-product credit	—	—	—	(745)
Adjusted costs applicable to sales	$184,175	$142,813	$152,004	$100,623

Metal Sales
Gold ounces	107,034	37,072	113,890	78,757
Silver ounces	6,831,642	3,257,498		32,199

Revenue Split
Gold	51%	47%	100%	100%
Silver	49%	53%

Adjusted costs applicable to sales
Gold ($/oz)	$825 - $925	$1,650 - $1,850	$1,300 - $1,400	$1,250 - $1,350
Silver ($/oz)	$12.75 - $13.75	$20.00 - $26.00
Reconciliation of Costs Applicable to Sales for Previous 2022 Guidance

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$211,800	$148,540	$185,494	$106,175
Amortization	(34,183)	(20,094)	(48,763)	(8,378)
Costs applicable to sales	$177,617	$128,446	$136,731	$97,797
By-product credit	—	—	—	(1,802)
Adjusted costs applicable to sales	$177,617	$128,446	$136,731	$95,995

Metal Sales
Gold ounces	105,255	38,912	116,502	75,261
Silver ounces	6,501,289	3,405,155		75,093

Revenue Split
Gold	49%	46%	100%	100%
Silver	51%	54%

Adjusted costs applicable to sales
Gold ($/oz)	$750 - $850	$1,490 - $1,590	$1,150 - $1,250	$1,225 - $1,325
Silver ($/oz)	$13.50 - $14.50	$20.75 - $22.75

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations at the Company’s properties, exploration and development efforts, strategies, expectations regarding the Rochester POA 11 expansion project, the Silvertip mine's potential expansion and restart, inflation, expectations regarding the consideration received from the sale of the La Preciosa project, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, and expenses. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2021 10-K, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to workforce, equipment and materials availability, inflationary pressures, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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

Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 221,000 ounces of gold at June 30, 2022 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production through 2022, 50% of expected gold production for the first half of 2023 and 25% of expected gold production for the second half of 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,974 per ounce of gold. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2021 10-K and part II, Item 1A of this report.
At June 30, 2022, the fair value of the gold forward contracts was an asset of $29.3 million. For the six months ended June 30, 2022 the Company recognized a gain of $3.1 million related to expired contracts in Revenue and the remaining outstanding forwards contracts were included in accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at June 30, 2022 would result in a net realized loss and gain of $7.2 million and $74.8 million, respectively. The closing price of gold was $1,817 per ounce. As of August 2, 2022, the closing price of gold was $1,780 per ounce.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2022, the Company had outstanding provisionally priced sales of 10,842 ounces of gold at an average price of $1,846. Changes in gold prices resulted in provisional pricing mark-to-market gain of $0.01 million during the six months ended June 30, 2022. A 10% change in realized gold prices would cause revenue to vary by $2.0 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at June 30, 2022.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2022.

Investment Risk
Equity Price Risk
We are exposed to changes in the fair value of our investments in equity securities. For the six months ended June 30, 2022, the Company recognized unrealized losses of $49.1 million in Fair value adjustments, net due to decreases in the stock price of those equity securities. At June 30, 2022, the fair value of the equity securities was $99.1 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $10.0 million.

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
(b)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2021 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2022 (the “Q1 2022 10-Q”) and in this Form 10-Q. Except as supplemented and updated in the Q1 2022 10-Q and below, the risk factors set forth in the 2021 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
We are required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming. Our ability to obtain necessary government permits to expand operations or begin new operations may be materially affected by third-party activists.
In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for POA 11 at Rochester, POA 1 at Kensington and the permitting effort currently underway at Palmarejo to allow the deposit of future tailings into the legacy open pit rather than expand the current tailings impoundment facility. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority and government and third-party sentiment towards the mining industry generally. We may not be able to obtain or renew permits that are necessary to our operations or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect our revenues and future growth. For example, we are currently experiencing prolonged delays by the Mexican federal environmental authority, SEMARNAT, in approving the permit described above to deposit future tailings into the legacy open pit at Palmarejo. We believe we have complied with all applicable requirements for the issuance of the permit, and expected to receive it last year. As has been publicized in media coverage, we understand that other mining projects in Mexico are also experiencing permitting delays or, in certain circumstances, denials of permits. We are engaging in advocacy with government authorities to advance our permit application, which we believe has satisfied all criteria for approval, but there can be no assurance as to the timing of approval. Any further delay in obtaining the permit may require us to revise mine plans to curtail expected production at Palmarejo due to shortfalls in tailings storage capacity, which could materially adversely affect 2023 results of operations and cash flow. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.
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

Item 5.     Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Mitchell J. Krebs, the Company’s President and Chief Executive Officer, entered into a selling plan on May 13, 2022. Under the selling plan, between August 2022 and August 2024, Mr. Krebs will sell a total of 200,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold price specified in the plan.
Rule 10b5-1 permits an insider to implement a written prearranged trading plan entered into at a time when the insider is not aware of any material nonpublic information about the Company and allows the insider to trade on a one-time or regularly scheduled basis regardless of any material nonpublic information about the Company thereafter received by the insider.

Item 6.        Exhibits

3.1
Certificate of Amendment to Certificate of Incorporation of Coeur Mining, Inc., effective as of May 10, 2022. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2022 (File No. 001-08641)).

10.1
Sixth Amendment to Credit Agreement, dated May 2, 2022, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-08641)).

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

* The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 3, 2022	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	August 3, 2022	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 3, 2022	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)