Form 10-Q
period 2022-09-30
Coeur Mining, Inc.
filed 2022-11-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 280,938,928 shares were issued and outstanding as of November 7, 2022.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2022	December 31, 2021
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$75,389	$56,664
Receivables	4	34,947	32,417
Inventory	5	59,405	51,281
Ore on leach pads	5	83,647	81,128
Equity securities	6	36,255	—
Prepaid expenses and other		54,590	13,847
Assets held for sale	20	101,750	54,240
		445,983	289,577
NON-CURRENT ASSETS
Property, plant and equipment, net		370,700	319,967
Mining properties, net		952,189	852,799
Ore on leach pads	5	58,221	73,495
Restricted assets		7,934	9,138
Equity securities	6	9,293	132,197
Receivables	4, 12	8,717	—
Other		61,177	57,249
TOTAL ASSETS		$1,914,214	$1,734,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$135,996	$103,901
Accrued liabilities and other	18	79,611	87,946
Debt	7, 8	26,417	29,821
Reclamation	9	2,853	2,931
Liabilities held for sale	20	12,813	11,269
		257,690	235,868
NON-CURRENT LIABILITIES
Debt	7, 8	609,262	457,680
Reclamation	9	183,810	178,957
Deferred tax liabilities		9,748	21,969
Other long-term liabilities		32,115	39,686
		834,935	698,292
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 280,836,100 issued and outstanding at September 30, 2022 and 256,919,803 at December 31, 2021		2,808	2,569
Additional paid-in capital		3,839,725	3,738,347
Accumulated other comprehensive income (loss)		45,694	(1,212)
Accumulated deficit		(3,066,638)	(2,939,442)
		821,589	800,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,914,214	$1,734,422
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
	Notes	In thousands, except share data
Revenue	3	$182,993	$207,969	$575,520	$624,944
COSTS AND EXPENSES
Costs applicable to sales(1)	3	163,180	134,340	447,126	375,082
Amortization		29,151	30,962	83,549	92,872
General and administrative		9,722	8,743	29,281	30,764
Exploration		8,406	15,391	19,103	37,503
Pre-development, reclamation, and other	14	9,249	10,506	29,839	36,956
Total costs and expenses		219,708	199,942	608,898	573,177
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment		—	—	—	(9,173)
Fair value adjustments, net	12	(13,067)	(26,440)	(65,272)	7,000
Interest expense, net of capitalized interest	8	(5,932)	(3,237)	(15,670)	(13,240)
Other, net	14	153	(26,718)	2,203	(22,390)
Total other income (expense), net		(18,846)	(56,395)	(78,739)	(37,803)
Income (loss) before income and mining taxes		(55,561)	(48,368)	(112,117)	13,964
Income and mining tax (expense) benefit	10	(1,883)	(6,400)	(15,079)	(34,526)
NET INCOME (LOSS)		$(57,444)	$(54,768)	$(127,196)	$(20,562)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		29,060	1,349	58,087	25,723
Reclassification adjustments for realized (gain) loss on cash flow hedges		(9,910)	(3,902)	(11,181)	(9,683)
Other comprehensive income (loss)		19,150	(2,553)	46,906	16,040
COMPREHENSIVE INCOME (LOSS)		$(38,294)	$(57,321)	$(80,290)	$(4,522)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Basic		$(0.21)	$(0.21)	$(0.47)	$(0.08)

Diluted		$(0.21)	$(0.21)	$(0.47)	$(0.08)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(57,444)	$(54,768)	$(127,196)	$(20,562)
Adjustments:
Amortization		29,151	30,962	83,549	92,872
Accretion		3,596	3,028	10,588	8,898
Deferred taxes		(4,730)	(5,964)	(12,288)	(740)
Loss on debt extinguishment	8	—	—	—	9,173
Fair value adjustments, net	12	13,067	26,440	62,133	(7,000)
Stock-based compensation	11	2,705	2,671	7,319	10,183
Write-downs	5	21,204	31,249	38,018	31,249
Deferred revenue recognition	17	(10,167)	(307)	(10,723)	(15,908)
Other		1,290	1,493	824	(339)
Changes in operating assets and liabilities:
Receivables		(119)	(944)	4,099	1,016
Prepaid expenses and other current assets		(2,075)	(80)	939	593
Inventory and ore on leach pads		(13,715)	(3,820)	(42,650)	(18,047)
Accounts payable and accrued liabilities		(1,880)	(8,114)	(17,512)	(15,842)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(19,117)	21,846	(2,900)	75,546
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(96,602)	(71,266)	(239,260)	(208,913)
Proceeds from the sale of assets		—	61	16,001	5,617
Purchase of investments		—	(1,079)	—	(1,955)
Sale of investments		40,469	—	40,469	935
Other		(42)	(12)	(63)	(42)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(56,175)	(72,296)	(182,853)	(204,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	—	—	98,335	—
Issuance of notes and bank borrowings, net of issuance costs	8	100,000	20,000	255,000	387,493
Payments on debt, finance leases, and associated costs	7, 8	(23,211)	(7,944)	(145,515)	(261,522)
Other		(2)	(20)	(3,565)	(4,178)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		76,787	12,036	204,255	121,793
Effect of exchange rate changes on cash and cash equivalents		(234)	(253)	25	(360)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		1,261	(38,667)	18,527	(7,379)
Cash, cash equivalents and restricted cash at beginning of period		75,555	125,458	58,289	94,170
Cash, cash equivalents and restricted cash at end of period		$76,816	$86,791	$76,816	$86,791

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	7,682	—	7,682
Other comprehensive income (loss)	—	—	—	—	(4,758)	(4,758)
Common stock issued under "at the market" stock offering	22,053	220	98,279	—	—	98,499
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,862	19	(1,730)	—	—	(1,711)
Balances at March 31, 2022	280,834	$2,808	$3,834,896	$(2,931,760)	$(5,970)	$899,974
Net income (loss)	—	—	—	(77,434)	—	(77,434)
Other comprehensive income (loss)	—	—	—	—	32,514	32,514
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(29)	—	2,127	—	—	2,127
Balances at June 30, 2022	280,805	$2,808	$3,837,023	$(3,009,194)	$26,544	$857,181
Net income (loss)	—	—	—	(57,444)	—	(57,444)
Other comprehensive income (loss)	—	—	—	—	19,150	19,150
Common stock issued/canceled under long-term incentive plans and director fees and options, net	31	—	2,702	—	—	2,702
Balances at September 30, 2022	280,836	$2,808	$3,839,725	$(3,066,638)	$45,694	$821,589

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	2,060	—	2,060
Other comprehensive income (loss)	—	—	—	—	24,636	24,636
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(282)	(3)	334	—	—	331
Balances at March 31, 2021	243,470	$2,435	$3,610,631	$(2,906,060)	$13,500	$720,506
Net income (loss)	—	—	—	32,146	—	32,146
Other comprehensive income (loss)	—	—	—	—	(6,043)	(6,043)
Common stock issued for investment	12,786	128	118,649	—	—	118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	792	7	3,016	—	—	3,023
Balances at June 30, 2021	257,048	$2,570	$3,732,296	$(2,873,914)	$7,457	$868,409
Net income (loss)	—	—	—	(54,768)	—	(54,768)
Other comprehensive income (loss)	—	—	—	—	(2,553)	(2,553)
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(119)	(1)	2,652	—	—	2,651
Balances at September 30, 2021	256,929	$2,569	$3,734,948	$(2,928,682)	$4,904	$813,739

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
At September 30, 2022, the Sterling/Crown exploration properties met the held for sale criteria. However, considering that the Sterling/Crown exploration properties are not operating mines, the Company determined that the expected disposal of the Sterling/Crown exploration properties do not represent a strategic shift that had a major effect on the entity's results and operations, therefore, the Sterling/Crown exploration properties are not classified as a discontinued operation. The applicable assets and liabilities of Coeur Sterling, Inc. for the current period presented are classified on the Consolidated Balance Sheets as held for sale. See Note 20 -- Assets and Liabilities Held for Sale for additional detail.
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Opening Balance	$7,742	$8,775	$8,150	$9,376
Revenue Recognized	(167)	(307)	(575)	(908)
Closing Balance	$7,575	$8,468	$7,575	$8,468
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
The following table presents a roll forward of the Amended Sales Contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Opening Balance	$25,012	$15,004	$15,016	$15,003
Additions	361	95	10,811	15,096
Revenue Recognized	(10,000)	(7,500)	(10,454)	(22,500)
Closing Balance	$15,373	$7,599	$15,373	$7,599
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip development property. Except for the Silvertip development property, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip development property, which suspended mining and processing activities in February 2020, is engaged in the discovery of silver, zinc and lead. Other includes the Sterling/Crown exploration properties, other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$35,285	$16,162	$49,010	$38,724	$—	$—	$139,181
Silver sales	29,551	14,011	97	153	—	—	43,812
Metal sales	64,836	30,173	49,107	38,877	—	—	182,993
Costs and Expenses
Costs applicable to sales(1)	43,244	50,760	40,289	28,887	—	—	163,180
Amortization	8,027	6,921	10,369	2,191	1,260	383	29,151
Exploration	1,775	601	2,796	—	2,303	931	8,406
Other operating expenses	812	1,804	425	482	4,966	10,482	18,971
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(13,067)	(13,067)
Interest expense, net	26	(225)	(442)	(22)	(32)	(5,237)	(5,932)
Other, net(3)	1,142	(101)	(62)	(167)	(85)	(574)	153
Income and mining tax (expense) benefit	(1,805)	114	—	(417)	—	225	(1,883)
Net Income (loss)	$10,341	$(30,125)	$(5,276)	$6,711	$(8,646)	$(30,449)	$(57,444)
Segment assets(2)	$294,438	$769,391	$146,128	$90,542	$242,142	$85,034	$1,627,675
Capital expenditures	$10,844	$73,995	$7,076	$458	$3,821	$408	$96,602
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Three Months Ended September 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$33,237	$9,923	$51,881	$52,689	$—	$—	$147,730
Silver sales	41,410	18,402	—	427	—	—	60,239
Metal sales	74,647	28,325	51,881	53,116	—	—	207,969
Costs and Expenses
Costs applicable to sales(1)	39,016	31,669	34,576	29,079	—	—	134,340
Amortization	8,747	4,671	12,786	3,158	1,258	342	30,962
Exploration	2,777	2,394	2,681	—	4,592	2,947	15,391
Other operating expenses	855	1,433	515	539	6,090	9,817	19,249
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(26,440)	(26,440)
Interest expense, net	(135)	(149)	(194)	(39)	396	(3,116)	(3,237)
Other, net(3)	(26,868)	(99)	(62)	460	(124)	(25)	(26,718)
Income and mining tax (expense) benefit	(10,702)	1,108	(65)	(2,014)	—	5,273	(6,400)
Net Income (loss)	$(14,453)	$(10,982)	$1,002	$18,747	$(11,668)	$(37,414)	$(54,768)
Segment assets(2)	$285,277	$496,940	$149,774	$73,019	$209,498	$112,836	$1,327,344
Capital expenditures	$8,506	$40,056	$6,272	$1,045	$15,099	$288	$71,266
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$119,486	$42,413	$143,099	$110,259	$—	$—	$415,257
Silver sales	114,387	44,632	575	669	—	—	160,263
Metal sales	233,873	87,045	143,674	110,928	—	—	575,520
Costs and Expenses
Costs applicable to sales(1)	135,532	120,988	116,510	74,096	—	—	447,126
Amortization	27,150	16,592	28,360	6,500	3,778	1,169	83,549
Exploration	5,071	4,009	4,416	—	2,041	3,566	19,103
Other operating expenses	2,485	5,465	1,348	1,521	16,550	31,751	59,120
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(65,272)	(65,272)
Interest expense, net	(100)	(606)	(1,111)	(49)	(150)	(13,654)	(15,670)
Other, net(3)	1,635	(192)	19	506	(320)	555	2,203
Income and mining tax (expense) benefit	(24,325)	1,079	127	(2,382)	—	10,422	(15,079)
Net Income (loss)	$40,845	$(59,728)	$(7,925)	$26,886	$(22,839)	$(104,435)	$(127,196)
Segment assets(2)	$294,438	$769,391	$146,128	$90,542	$242,142	$85,034	$1,627,675
Capital expenditures	$34,515	$154,001	$23,828	$2,294	$21,383	$3,239	$239,260
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Nine Months Ended September 30, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$112,036	$36,389	$155,154	$128,631	$—	$—	$432,210
Silver sales	127,990	62,778	—	1,966	—	—	192,734
Metal sales	240,026	99,167	155,154	130,597	—	—	624,944
Costs and Expenses
Costs applicable to sales(1)	114,922	93,733	95,173	71,254	—	—	375,082
Amortization	26,077	14,754	38,941	8,627	3,529	944	92,872
Exploration	6,304	3,802	5,095	143	11,119	11,040	37,503
Other operating expenses	3,578	4,325	5,783	1,249	18,609	34,176	67,720
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	7,000	7,000
Interest expense, net	(471)	(851)	(568)	(122)	622	(11,850)	(13,240)
Other, net(3)	(27,904)	(252)	(104)	1,112	(463)	5,221	(22,390)
Income and mining tax (expense) benefit	(29,601)	937	(1,106)	(4,437)	—	(319)	(34,526)
Net Income (loss)	$31,169	$(17,613)	$8,384	$45,877	$(33,098)	$(55,281)	$(20,562)
Segment assets(2)	$285,277	$496,940	$149,774	$73,019	$209,498	$112,836	$1,327,344
Capital expenditures	$28,284	$112,505	$19,519	$3,928	$44,011	$666	$208,913
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	September 30, 2022	December 31, 2021
Total assets for reportable segments	$1,627,675	$1,424,934
Cash and cash equivalents	75,389	56,664
Other assets	211,150	252,824
Total consolidated assets	$1,914,214	$1,734,422

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	September 30, 2022	December 31, 2021
United States	$835,588	$704,007
Mexico	251,270	244,758
Canada	235,907	223,876
Other	124	125
Total	$1,322,889	$1,172,766

Revenue	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$118,157	$133,322	$341,647	$384,918
Mexico	64,836	74,647	233,873	240,026
Total	182,993	$207,969	$575,520	$624,944

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2022	December 31, 2021
Current receivables:
Trade receivables	$4,633	$4,879
VAT receivable	10,623	18,415
Income tax receivable	9,015	8,418
Avino note receivable	4,852	—
Gold forwards realized gains	5,222	—
Other	602	705
	$34,947	$32,417
Non-current receivables:
Deferred cash consideration	$7,567	$—
Contingent consideration	1,150	—
	$8,717	$—
Total receivables	$43,664	$32,417

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2022	December 31, 2021
Inventory:
Concentrate	$3,688	$1,643
Precious metals	13,164	11,353
Supplies	42,553	38,285
	$59,405	$51,281
Ore on Leach Pads:
Current	$83,647	$81,128
Non-current	58,221	73,495
	$141,868	$154,623

Long-term Stockpile (included in Other)	$23,955	$18,027

Total Inventory and Ore on Leach Pads	$225,228	$223,931

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. During the first nine months of 2022, the cost of metal and leach pad inventory at Rochester exceeded its net realizable value which resulted in a non-cash write down for the three and nine months ended September 30, 2022 of $24.2 million ($21.2 million was recognized in Costs Applicable to Sales and $3.0 million in Amortization) and $43.2 million ($38.0 million was recognized in Cost Applicable to Sales and $5.2 million in Amortization), respectively.

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At September 30, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$70,560	$(34,305)	$—	$36,255
Integra Resources Corp.	9,455	(7,415)	—	2,040
Avino Silver & Gold Mines Ltd	13,720	(6,580)	—	7,140
Other	2,233	(2,120)	—	113
Equity securities	$95,968	$(50,420)	$—	$45,548

	At December 31, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$(4,499)	$—	$124,211
Integra Resources Corp.	9,455	(1,469)	—	7,986
Equity securities	$138,165	$(5,968)	$—	$132,197
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 12 -- Fair Value Measurements for additional details.
On June 28, 2022, the Company entered into an agreement to sell 5,000,000 shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $8.34 per Victoria Gold Common Share, which settled on July 5, 2022 for net

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

proceeds of $40.5 million. The Company realized a loss of $17.7 million on the sale of the Victoria Gold Common Shares, which are recognized in Fair value adjustments, net.
On March 21, 2022, the Company closed the sale of its La Preciosa silver project. In connection with the closing of the transaction, the Company received 14,000,000 common shares of Avino Silver & Gold Mines Ltd. (“Avino”) (representing approximately 12.0% of Avino’s outstanding common shares). See Note 19 -- Dispositions for additional details on the sale.

NOTE 7 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Lease Cost
Operating lease cost	$2,906	$3,180	$8,800	$9,437

Short-term operating lease cost	$2,185	$2,441	$7,636	$7,614

Finance Lease Cost:
Amortization of leased assets	$5,521	$5,141	$15,889	$16,068
Interest on lease liabilities	$1,341	1,833	3,916	3,441
Total finance lease cost	$6,862	$6,974	$19,805	$19,509
Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
In thousands	2022	2021	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,091	$5,621	$16,437	$17,256
Operating cash flows from finance leases	$1,341	$1,833	3,916	$3,441
Financing cash flows from finance leases	$8,210	$7,944	$24,118	$22,970

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

In thousands	September 30, 2022	December 31, 2021
Operating Leases
Other assets, non-current	$23,819	$30,987

Accrued liabilities and other	11,109	11,301
Other long-term liabilities	11,700	18,660
Total operating lease liabilities	$22,809	$29,961

Finance Leases
Property and equipment, gross	$143,733	$115,597
Accumulated depreciation	(75,691)	(63,879)
Property and equipment, net	$68,042	$51,718

Debt, current	$26,417	$29,821
Debt, non-current	40,285	24,407
Total finance lease liabilities	$66,702	$54,228

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.80	1.62
Weighted-average remaining lease term - operating leases	2.53	3.17

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.17%	5.08%
Weighted-average discount rate - operating leases	5.21%	5.20%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of September 30, 2022 (In thousands)
	Operating leases	Finance leases
2022	$2,917	$7,076
2023	11,137	24,383
2024	8,952	17,452
2025	214	14,839
2026	220	7,443
Thereafter	946	1,373
Total	$24,386	$72,566
Less: imputed interest	(1,577)	(5,864)
Net lease obligation	$22,809	$66,702

NOTE 8 – DEBT

	September 30, 2022		December 31, 2021
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$368,977	$—	$368,273
Revolving Credit Facility(2)	—	200,000	—	65,000
Finance lease obligations	26,417	40,285	29,821	24,407
	$26,417	$609,262	$29,821	$457,680
(1) Net of unamortized debt issuance costs of $6.0 million and $6.7 million at September 30, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs of $3.0 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively, included in Other Non-Current Assets.

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
Revolving Credit Facility
On May 2, 2022, the Company entered into an amendment (the “May Amendment”) to the revolving credit facility (the “RCF”), dated as of September 29, 2017 (as amended, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A, as administrative agent (the “Agent”), and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia, ING Capital LLC and Goldman Sachs Bank USA (the “RCF Lenders”). The May Amendment, among other things, increased the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate amount of $390.0 million.
At September 30, 2022, the Company had $200.0 million drawn at an interest rate of 5.5%, $29.8 million in outstanding letters of credit and $160.2 million available under the RCF. Future borrowing may be subject to certain financial covenants.
On November 9, 2022, the Company entered into an amendment (the “November Amendment”) to the RCF. The November Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility under the consolidated net leverage ratio requirement through the December 31, 2023 test date, with the ratio returning to the original level as outlined in the RCF starting with the March 31, 2024 test date (the “Amendment Period”), (2) allows up to $50 million for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through early 2023, (4) requires the Company to repay outstanding amounts under the RCF if cash-on-hand exceeds $60 million during the Amendment Period, and (5) restricts certain payments and the incurrence of certain liens during the Amendment Period.
Finance Lease Obligations
From time-to-time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2022, the Company entered into new lease financing arrangements primarily for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60.0 million in 2021, a portion of which has been funded as of September 30, 2022. The package is earmarked for planned equipment purchases for Rochester’s Plan of Operation Amendment 11 (“POA 11”) in 2022, and has an interest rate of 5.22%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 7 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
2024 Senior Notes	$—	$—	$—	$2,591
2029 Senior Notes	4,805	4,805	14,414	11,211
Revolving Credit Facility	2,512	508	5,069	1,438
Finance lease obligations	1,341	1,833	3,916	3,441
Amortization of debt issuance costs	535	415	1,448	1,306
Other debt obligations	29	51	162	225
Capitalized interest	(3,290)	(4,375)	(9,339)	(6,972)
Total interest expense, net of capitalized interest	$5,932	$3,237	$15,670	$13,240

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
Changes to the Company’s asset retirement obligations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Asset retirement obligation - Beginning	$184,606	$143,229	$180,156	$139,274
Accretion	3,564	3,027	10,482	8,898
Settlements	(1,507)	(1,501)	(3,975)	(3,417)
Asset retirement obligation - Ending	$186,663	$144,755	$186,663	$144,755

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2022 and 2021 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(59,012)	$(74)	$(30,247)	$4,078	$(154,263)	$(2,270)	$(9,131)	$(4,775)
Canada	(8,960)	—	(13,879)	—	(22,859)	(21)	(39,643)	—
Mexico	12,178	(1,809)	(4,138)	(10,478)	64,847	(12,788)	59,603	(29,751)
Other jurisdictions	233	—	(104)	—	158	—	3,135	—
	$(55,561)	$(1,883)	$(48,368)	$(6,400)	$(112,117)	$(15,079)	$13,964	$(34,526)
    During the third quarter of 2022, the Company reported estimated income and mining tax expense of approximately $1.9 million, resulting in an effective tax rate of 3.4%. This compares to income tax expense of $6.4 million for an effective tax rate of 13.2% during the third quarter of 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) the sale of non-core assets; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
    At September 30, 2022 and December 31, 2021, the Company had $0.0 million and $0.3 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2022 and December 31, 2021, the amount of accrued income-tax-related interest and penalties was $0.0 million and $0.4 million, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2022 was $2.5 million and $7.1 million, respectively, compared to $2.7 million and $10.2 million in the three and nine months ended September 30, 2021. At September 30, 2022, respectively, there was $10.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
    The following table summarizes the grants awarded during the nine months ended September 30, 2022:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 22, 2022	1,700,619	$4.21	1,067,118	$4.38
May 16, 2022	157,349	$3.39	59,010	$4.38
July 19, 2022	97,950	$2.90	23,462	$4.38

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Unrealized gain (loss) on equity securities	$4,614	$(35,709)	$(44,452)	$(3,702)
Realized gain (loss) on equity securities	(17,681)	—	(17,681)	769
Exchange agreement embedded derivative	—	9,269	—	9,933
Termination of gold zero cost collars	—	—	(3,139)	—
Fair value adjustments, net	$(13,067)	$(26,440)	$(65,272)	$7,000
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$45,548	$45,435	$113	$—
Provisional metal sales contracts	120	—	120	—
Gold forwards	47,073	—	47,073	—
	$92,741	$45,435	$47,306	$—
Liabilities:
Provisional metal sales contracts	$948	$—	$948	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$132,197	$132,197	$—	$—
Provisional metal sales contracts	86	—	86	—
	$132,283	$132,197	$86	$—
Liabilities:
Gold zero cost collars	$1,212	$—	$1,212	$—
Provisional metal sales contracts	162	—	162	—
	$1,374	$—	$1,374	$—
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
As further discussed in Note 19 -- Dispositions, the consideration for the sale of La Preciosa project included two royalties, a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, and contingent consideration of $0.25 per silver equivalent ounce (adjusted for inflation) on any new mineral reserves discovered and declared outside of the current resources area at the La Preciosa project, up to a maximum payment of $50.0 million. The fair value of the royalties and the contingent consideration assets were $11.2 million and $1.2 million, respectively, valued as of the date of closing of the transaction and are measured at fair value on a non-recurring basis. The fair value of the royalties and the contingent consideration were valued using Monte Carlo simulation models. The model inputs include significant unobservable inputs and involve significant management judgment. The significant unobservable inputs included assumptions related to metal prices which assumed silver prices ranging from $22 to $25 per ounce and gold prices ranging from $1,700 to $1,930 per ounce as well as volatility assumptions for silver and gold prices (33.5% and 19.0%, respectively), and an assumed weighted average cost of capital of 15.5%. Such instruments are classified within Level 3 of the fair value hierarchy.
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2022.
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2022 and December 31, 2021 is presented in the following table:

	September 30, 2022
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Promissory note	$4,780	$4,593	$—	$4,593	$—
Deferred cash consideration	$7,458	$7,348	$—	$7,348	$—
Liabilities:
2029 Senior Notes(1)	$368,977	$271,383	$—	$271,383	$—
Revolving Credit Facility(2)	$200,000	$200,000	$—	$200,000	$—
(1) Net of unamortized debt issuance costs of $6.0 million
(2) Unamortized debt issuance costs of $3.0 million included in Other Non-Current Assets.

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
Zero Cost Collars
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts were net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. If the price of gold at the time of expiration was lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. In the first quarter of 2022, the Company voluntarily de-designated hedge accounting for the zero cost collars and subsequently terminated the arrangements. The cost to terminate the zero cost collars was $7.7 million, of which $3.1 million was recognized in earnings and the remaining $4.6 million, which represents the fair value of the zero cost collars on the date of de-designation, was retained in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in earnings as the forecasted transactions occur. As of September 30, 2022, there was $1.4 million remaining to be recognized in earnings over the next three months.
At September 30, 2022, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Provisional gold sales contracts	$32,768	$—
Average gold price per ounce	$1,744	$—
Notional ounces	18,789	—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$120	$948

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$86	$162
The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2022	2021	2022	2021
Revenue	Provisional metal sales contracts	$(757)	$79	$(751)	$(618)
Fair value adjustments, net	Exchange agreement embedded derivative	—	9,269	—	9,933
Fair value adjustments, net	Terminated zero cost collars	—	—	(3,139)	—
		$(757)	$9,348	$(3,890)	$9,315
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
At September 30, 2022, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2022	2023 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,994	$1,982
Notional ounces	54,500	112,500
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
As of September 30, 2022, the Company had $47.1 million of net after-tax gain in AOCI related to gains from cash flow hedge transactions, of which $41.8 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	September 30, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$41,814	$5,259	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2021
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold zero cost collars	$—	$—	$1,212
The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$29,060	$—	$62,685	$—
Gold zero cost collars	—	1,614	(4,598)	25,590
Foreign currency forward exchange contracts	—	(265)	—	133
	$29,060	$1,349	$58,087	$25,723

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold forwards	$(11,289)	$—	$(14,399)	$—
Gold zero cost collars	1,379	23	3,218	853
Foreign currency forward exchange contracts	—	(3,925)	—	(10,536)
	$(9,910)	$(3,902)	$(11,181)	$(9,683)
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
COVID-19	$294	$617	$1,585	$5,937
Silvertip ongoing carrying costs	4,628	5,589	15,542	18,957
Asset retirement accretion	3,597	3,027	10,588	8,898
Other	730	1,273	2,124	3,164
Pre-development, reclamation and other	$9,249	$10,506	$29,839	$36,956

Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Foreign exchange gain (loss)	$93	$(1,028)	$(972)	$(2,299)
Gain (loss) on sale of assets	(87)	(92)	2,365	4,582
VAT write-down	—	(25,982)	—	(25,982)
Other	147	384	810	1,309
Other, net	$153	$(26,718)	$2,203	$(22,390)

NOTE 15 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
weighted average number of the Company’s common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three and nine months ended September 30, 2022, there were 3,719,764 and 2,013,571 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 1,513,288 and 1,489,158 common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2021, respectively.

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2022	2021	2022	2021
Net income (loss) available to common stockholders	$(57,444)	$(54,768)	$(127,196)	$(20,562)

Weighted average shares:
Basic	278,105	254,744	272,599	247,675
Effect of stock-based compensation plans	—	—	—	—
Diluted	278,105	254,744	272,599	247,675

Income (loss) per share:
Basic	$(0.21)	$(0.21)	$(0.47)	$(0.08)

Diluted	$(0.21)	$(0.21)	$(0.47)	$(0.08)

On March 18, 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March Equity Offering”). The Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement (the “Sales Agreement”), entered into on April 23, 2020 between the Company and BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 22,053,275 shares of its common stock in the March Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.0 million. Proceeds from the March Equity Offering were used to repay outstanding amounts under the RCF.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Current assets	$99,529	$11,143	$142,106	$128,630

Non-current assets(1)	$365,784	$473,145	$1,036,176	$830,330

Non-guarantor intercompany assets	$6,327	$19,803	$—	$—

Current liabilities	$13,334	$18,353	$174,465	$130,307

Non-current liabilities	$74,794	$139,223	$678,240	$461,904

Non-guarantor intercompany liabilities	$34,801	$30,045	$1,608	$1,650
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2022

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$341,647
Gross profit (loss)	$(624)	$(21,940)
Net income (loss)	$(127,196)	$(41,081)

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of September 30, 2022, $26.0 million in principal amount is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation has continued at the administrative, appeals court and supreme court levels, most of which has been determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and recent unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. In September 2022, the Company and Coeur Mexicana filed a request for arbitration under Chapter 11 of the North American Free Trade Agreement, or NAFTA, in connection with this dispute. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At September 30, 2022 the remaining unamortized balance was $7.6 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments, including in June 2021, to provide options for Coeur to receive up to two additional prepayments of up to $15.0 million each. The Company exercised these options and received $15.0 million both in June 2021 (the "June 2021 Prepayment") and in December 2021 (the "December 2021 Prepayment"). The June 2021 Prepayment was repaid in full before the December 2021 Prepayment was received. In March 2022, the Amended Sales Contract was further amended to allow for an additional $10.0 million prepayment which was made in March 2022 (the “March 2022 Prepayment”). The Amended Sales Contract was further amended in June 2022 to consolidate the remaining deliveries of $15.0 million and $10.0 million under the December 2021 Prepayment and March 2022 Prepayment (the “June 2022 Consolidated Prepayment”), to extend the repayment period for the June 2022 Consolidated Prepayment, and to provide for future prepayments of up to $25.0 million on a semi-annual basis through the end of 2024, provided all prior outstanding prepayment amounts are paid before such future prepayments are made. The remaining deliveries of the June 2022 Consolidated Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 2022.
POA 11 Expansion Project
Coeur achieved several key milestones at the Rochester expansion during the quarter, notably, (i) completion of major concrete work in all areas except the primary crusher pocket and the pre-screens, both of which are in progress, (ii) continuation of structural, mechanical, piping, electrical and instrumentation construction work throughout the project, (iii) commencement of final major high-voltage electrical distribution and substation construction, and (iv) completion of the majority of commitments for the pre-screens.

Progress of the Merrill-Crowe plant continued on schedule during the third quarter, including (i) continuation of mechanical equipment setting, (ii) completion of building and process plant steel pipe rack erection, (iii) continuation of piping and cable tray installation, and (iv) rough setting of electrical switchgear.
Further work on the crusher corridor has also advanced, including (i) civil work on the primary crusher area with a focus on the primary crusher foundation and commencement of conveyor component installation, (ii) setting of the secondary cone crushers and commencement of piping, cable tray and lighting installation in the secondary crusher area, and (iii) setting of the tertiary HPGR crushers and cable tray and lighting installation in the tertiary crusher area.
During the quarter, Coeur successfully aligned the construction of the pre-screens with the completion of the new crusher to maintain a mid-2023 mechanical completion target. Ramp-up and commissioning is anticipated to take place during the second half of next year.
Coeur also completed a review of the total capital costs necessary to complete the expansion, resulting in a 9 - 12% increase in the capital estimate to $650 - $670 million. The estimate reflects the finalization of cost estimates for pre-screens, higher prices and quantities of steel and concrete, and additional contingency.
As of September 30, 2022, the Company had committed approximately $575 million of capital since the inception of the project and approximately $443 million of the estimated project cost had been incurred.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of September 30, 2022 and December 31, 2021, the Company had surety bonds totaling $326.7 million and $315.1 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2022	December 31, 2021
Accrued salaries and wages	$28,387	$28,408
Deferred revenue (1)	16,154	16,093
Income and mining taxes	8,874	13,856
Accrued operating costs	8,095	5,592
Unrealized losses on derivatives	948	1,374
Taxes other than income and mining	2,436	3,284
Accrued interest payable	3,608	8,038
Operating lease liabilities	11,109	11,301
Accrued liabilities and other	$79,611	$87,946
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the three and nine months ended September 30, 2022 and 2021:

In thousands	September 30, 2022	September 30, 2021
Cash and cash equivalents	$75,389	$85,020
Restricted cash equivalents	1,427	1,771
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$76,816	$86,791

NOTE 19 – DISPOSITIONS
On October 27, 2021 the Company entered into a definitive agreement (the “La Preciosa Agreement”) to sell its La Preciosa projected located in the State of Durango, Mexico to Avino (the “La Preciosa Sale”). On March 21, 2022, the La Preciosa Sale was completed.
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
•In addition, under the La Preciosa Agreement, Coeur is entitled to the following additional consideration:
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(ii) a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, offset by the amount of any new mineral reserve contingent payments made to Coeur.
The La Preciosa sale resulted in a gain on the sale of $1.5 million, which was recognized in Other, Net in the condensed consolidated statements of comprehensive income (loss).

NOTE 20 – ASSETS AND LIABILITIES HELD FOR SALE
On September 18, 2022, the Company entered into a Stock Purchase Agreement with AngloGold Ashanti (U.S.A.) Holdings Inc., a Delaware corporation and its affiliate for the sale of 100% of the issued and outstanding shares of Coeur Sterling, Inc. a subsidiary of Coeur that operates the Sterling/Crown exploration properties near Beatty, Nevada, in exchange for: (A) a cash payment of $150,000,000 at the closing of the transaction, subject to a customary purchase price adjustment and (B) the right to an additional payment of $50,000,000 should Buyer, its affiliates or its successors report gold resources in the Sterling/Crown exploration properties (including any in-situ ounces mined after the closing of the Transaction) equal to or greater than 3,500,000 gold ounces, subject to certain additional terms and conditions detailed in the stock purchase agreement.
The transaction was consummated on November 4, 2022.
The Company classified the Sterling/Crown exploration properties as held for sale as of September 30, 2022 and the associated assets and liabilities are classified separately on the consolidated balance sheets. The major classes of assets and liabilities associated with the Sterling/Crown exploration properties as of September 30, 2022 are as follows:

In thousands	September 30, 2022
ASSETS
Cash and cash equivalents	$32
Property, plant and equipment, net	707
Mining properties, net	100,985
Other	26
TOTAL ASSETS	$101,750

LIABILITIES
Accounts payable	$34
Accrued liabilities and other	78
Reclamation	1,828
Deferred tax liabilities	10,873
TOTAL LIABILITIES	$12,813

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
Overview
We are primarily a gold and silver producer with assets located in the United States, Canada and Mexico
Third Quarter Highlights
For the quarter, Coeur reported revenue of $183.0 million and cash used in operating activities of $19.1 million. We reported GAAP net loss of $57.4 million, or $0.21 per diluted share. On an adjusted basis1, the Company reported EBITDA of $18.3 million and net loss of $44.7 million or $0.16 per diluted share. For the nine months ended September 30, 2022, Coeur reported revenue of $575.5 million and cash used in operating activities of $2.9 million. We reported GAAP net loss of $127.2 million, or $0.47 per diluted share. On an adjusted basis1, the Company reported EBITDA of $103.2 million and net loss of $71.6 million or $0.26 per diluted share.
•Solid production results and stronger fourth quarter expected to result in full-year production levels within 2022 guidance ranges – Third quarter gold and silver production totaled 83,438 and 2.4 million ounces, respectively. Quarter-over-quarter production growth at Rochester, Wharf and Kensington was offset by lower production at Palmarejo. Production levels are expected to increase at all four operating locations during the fourth quarter and finish the year within Coeur’s full-year guidance range of 315,000 - 353,000 ounces of gold and 9.0 - 11.0 million ounces of silver
•Recently installed pre-screens at Rochester providing intended benefit – Pre-screens were successfully installed between the secondary and tertiary crushers at the existing Rochester operation during the third quarter, which is driving enhanced operational flexibility and helping to generate a lower average size of crushed material and improved pad permeability. These learnings and results will be incorporated into the operating plan for the Rochester expansion and used to optimize Rochester’s life of mine plan
•Rochester expansion on track; capital estimate updated to incorporate pre-screens – Construction of the Rochester expansion remains on track to be completed mid-2023 with pre-commissioning, commissioning and ramp-up taking place in the second half of next year. At quarter-end, the project was 61% complete, $575 million of the estimated capital had been committed, and $443 million of the estimated capital cost had been incurred. The Company has increased the total capital by 9 - 12% to $650 - $670 million to reflect recently completed final estimates for the addition of pre-screens into the crusher circuit, higher prices and quantities of steel and concrete, and additional contingency
•Strategic sale of southern Nevada holdings to AngloGold now complete – The Company entered into a definitive agreement with a subsidiary of AngloGold Ashanti Limited (“AngloGold”) (NYSE: AU) during the third quarter to sell its Crown and Sterling holdings (“Crown Sterling”) for closing cash consideration of $150 million and deferred cash consideration of $50 million to be paid upon Crown Sterling attaining a total resource of at least 3.5 million gold ounces. Closing of the transaction occurred on November 4, 2022
•Balance sheet flexibility with opportunistic hedges support ongoing investments – Coeur ended the quarter with total liquidity of approximately $236 million, including $75 million of cash and $160 million of available capacity under its $390 million revolving credit facility (“RCF”)2. On an adjusted basis, giving effect to the Crown Sterling transaction, total liquidity stood at $386 million. In addition, Coeur currently holds gold forward hedges in the amount of 54,500 ounces for the remainder of 2022 at an average price of $1,994 per ounce and 112,500 ounces in 2023 at an average price of $1,982 per ounce. The market value of these hedges was approximately $47 million at quarter-end

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Financial Results (In thousands):
Gold sales	$139,181	$146,625	$415,257	$432,210
Silver sales	$43,812	$57,498	$160,263	$192,734
Consolidated Revenue	$182,993	$204,123	$575,520	$624,944
Net income (loss)	$(57,444)	$(77,434)	$(127,196)	$(20,562)
Net income (loss) per share, diluted	$(0.21)	$(0.28)	$(0.47)	$(0.08)
Adjusted net income (loss)(1)	$(44,721)	$(13,105)	$(71,607)	$10,493
Adj. net income (loss) per share, diluted(1)	$(0.16)	$(0.05)	$(0.26)	$0.04
EBITDA(1)	$(20,478)	$(32,797)	$(12,898)	$120,076
Adjusted EBITDA(1)	$18,298	$43,330	$103,154	$167,411
Total debt(2)	$635,679	$547,500	$635,679	$414,246
Operating Results:
Gold ounces produced	83,438	83,772	242,619	259,583
Silver ounces produced	2,369,543	2,496,186	7,345,171	7,452,931
Gold ounces sold	81,782	84,786	241,779	261,417
Silver ounces sold	2,295,602	2,543,200	7,289,084	7,509,409
Average realized price per gold ounce	$1,702	$1,729	$1,718	$1,653
Average realized price per silver ounce	$19.09	$22.61	$21.99	$25.67
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022
Revenue
We sold 81,782 gold ounces and 2.3 million silver ounces, compared to 84,786 gold ounces and 2.5 million silver ounces. Revenue decreased by $21.1 million, or 10%, as a result of a 4% and 10% decrease in gold and silver ounces sold, respectively, and a 2% and 16% decrease in average realized gold and silver prices, respectively. The decrease in gold and silver ounces sold was primarily due to lower production at Palmarejo, partially offset by higher production at Rochester, Kensington and Wharf. Gold and silver represented 76% and 24% of third quarter of 2022 sales revenue, respectively. This compares to gold and silver represented 72% and 28% of second quarter of 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2022	June 30, 2022
Gold sales	$139,181	$146,625	$(7,444)	(5)%
Silver sales	43,812	57,498	(13,686)	(24)%
Metal sales	$182,993	$204,123	$(21,130)	(10)%
Costs Applicable to Sales
Costs applicable to sales increased $12.5 million, or 8%, primarily due to higher operating costs partially impacted by continued inflationary pressures relating to consumable costs, most notably higher diesel prices, and increased lower of cost or net realizable value (“LCM”) adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $1.2 million, or 4%, primarily due to increased LCM adjustments at Rochester.
Expenses
General and administrative expenses increased $0.4 million, or 5%, primarily due to higher employee-related costs.
Exploration expense increased $3.1 million, or 59% driven by higher spending at Kensington and Silvertip.
Pre-development, reclamation, and other expenses remained comparable to the second quarter of 2022. The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2022	June 30, 2022
COVID-19	$294	$318	$(24)	(8)%
Silvertip ongoing carrying costs	4,628	4,754	(126)	(3)%
Asset retirement accretion	3,597	3,529	68	2%
Other	730	577	153	27%
Pre-development, reclamation and other expense	$9,249	$9,178	$71	1%
Other Income and Expenses
Fair value adjustments, net, decreased to a loss of $13.1 million compared to $62.8 million as a result of a lesser decrease in the value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $3.3 million) increased to $5.9 million from $5.2 million due to higher interest paid under the RCF, partially offset by higher capitalized interest.
Other, net gain of $0.2 million remained comparable to the second quarter of 2022.
Income and Mining Taxes
During the third quarter of 2022, income and mining tax expense of approximately $1.9 million resulted in an effective tax rate of 3.4% for 2022. This compares to income tax expense of $11.5 million for an effective tax rate of 17.4% for the second quarter of 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) the sale of non-core assets; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended September 30,		Three Months Ended June 30,
	2022		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(59,012)	$(74)	$(85,122)	$(998)
Canada	(8,960)	—	(6,374)	(21)
Mexico	12,178	(1,809)	25,636	(10,483)
Other jurisdictions	233	—	(72)	—
	$(55,561)	$(1,883)	$(65,932)	$(11,502)
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

Net Loss
Net loss was $57.4 million, or $0.21 per diluted share, compared to $77.4 million, or $0.28 per diluted share. The decrease in net loss was driven by favorable changes of $49.7 million and $9.6 million in the fair value of the Company’s equity investments and income tax expense, respectively, partially offset by a 4% and 10% decrease in gold and silver ounces sold, respectively, a 2% and 16% decrease in average realized gold and silver prices, respectively, higher operating costs, including increased LCM adjustments at Rochester and higher exploration expenditures. Adjusted net loss was $44.7 million, or $0.16 per diluted share, compared to $13.1 million, or $0.05 per share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
Revenue
We sold 241,779 gold ounces and 7.3 million silver ounces, compared to 261,417 gold ounces and 7.5 million silver ounces. Revenue decreased by $49.4 million, or 8%, as a result of an 8% and 3% decrease in gold and silver ounces sold and an 14% decrease in average realized silver prices, partially offset by a 4% increase in average realized gold prices. The decrease in gold and silver ounces was primarily due to lower grades at Rochester, Kensington and Wharf. Gold and silver accounted for 72% and 28% of 2022 sales revenue, respectively. This compares to gold and silver accounting for 69% and 31% of 2021 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Nine Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2022	September 30, 2021
Gold sales	$415,257	$432,210	$(16,953)	(4)%
Silver sales	160,263	192,734	(32,471)	(17)%
Metal sales	$575,520	$624,944	$(49,424)	(8)%
Costs Applicable to Sales
Costs applicable to sales increased $72.0 million, or 19%, primarily due to higher operating costs partially impacted by inflationary pressures related to consumables, most notably higher diesel prices, employee-related costs, and increased maintenance costs, increased LCM adjustments at Rochester, and the $10.5 million favorable impact from foreign currency hedges in the comparable period of 2021. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $9.3 million, or 10%, primarily due to lower gold and silver ounces sold and longer assumed mine life based on year-end mineral reserve growth.
Expenses
General and administrative expenses decreased $1.5 million, or 5%, primarily due to lower employee-related costs.
Exploration expense decreased $18.4 million, or 49% driven by lower planned investment across the portfolio.
Pre-development, reclamation, and other expenses decreased $7.1 million, or 19%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and lower ongoing carrying costs at Silvertip, partially offset by higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Nine Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2022	September 30, 2021
COVID-19	$1,585	$5,937	$(4,352)	(73)%
Silvertip ongoing carrying costs	15,542	18,957	(3,415)	(18)%
Asset retirement accretion	10,588	8,898	1,690	19%
Other	2,124	3,164	(1,040)	(33)%
Pre-development, reclamation and other expense	$29,839	$36,956	$(7,117)	(19)%

Other Income and Expenses
During the first nine months of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) concurrent with the offering of the 2029 Senior Notes.
Fair value adjustments, net, decreased to a loss of $65.3 million compared to a gain of $7.0 million as a result of a realized loss of $17.7 million in connection with the sale of Victoria Gold Common Shares, a decrease in the value of the Company’s equity investments leading to unrealized losses of $44.5 million, and a gain of $9.3 million related to a fair value adjustment to the Exchange Agreement embedded derivative liability in 2021. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $9.3 million) increased to $15.7 million from $13.2 million due to higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes, and higher interest paid under the RCF and finance lease obligations, partially offset by higher capitalized interest associated with the POA 11 project at Rochester.
Other, net increased to a gain of $2.2 million compared to a loss of $22.4 million due to a write-down of a VAT receivable of $26.0 million due to uncertain collectability in 2021.
Income and Mining Taxes
During the first nine months of 2022, income and mining tax expense of approximately $15.1 million resulted in an effective tax rate of 13.4% for 2022. This compares to income tax expense of $34.5 million for an effective tax rate of 247.3% for 2021. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) the non-recognition of tax assets; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) mining taxes; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) percentage depletion. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine months ended September 30,
	2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(154,263)	$(2,270)	$(9,131)	$(4,775)
Canada	(22,859)	(21)	(39,643)	—
Mexico	64,847	(12,788)	59,603	(29,751)
Other jurisdictions	158	—	3,135	—
	$(112,117)	$(15,079)	$13,964	$(34,526)
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

Net Loss
Net loss was $127.2 million, or $0.47 per diluted share, compared to $20.6 million, or $0.08 per diluted share. The increase in net loss was driven by unfavorable changes in the fair value of the Company’s equity investments, a realized loss of $17.7 million in connection with the sale of Victoria Gold Common Shares, higher operating costs, including increased LCM adjustments at Rochester, a 8% and 3% decrease in gold and silver ounces sold and an 14% decrease in average realized silver prices, partially offset by a 4% increase in average realized gold prices, a $9.2 million loss on debt extinguishment and a VAT write-down of $26.0 million in 2021, and lower income and mining taxes. Adjusted net loss was $71.6 million, or $0.26 per diluted share, compared to adjusted net income of $10.5 million, or $0.04 per diluted share (see “Non-GAAP Financial Performance Measures”).
2022 Guidance
Production during the third quarter was in-line with Coeur’s expectations, leading the Company to reaffirm 2022 production and cost guidance.
2022 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	100,000 - 110,000	6,000 - 7,000
Rochester	35,000 - 43,000	3,000 - 4,000
Kensington	110,000 - 120,000	—
Wharf	70,000 - 80,000	—
Total	315,000 - 353,000	9,000 - 11,000
2022 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$825 - $925	$12.75 - $13.75
Rochester (co-product)	$1,650 - $1,850	$20.00 - $26.00
Kensington	$1,300 - $1,400	—
Wharf (by-product)	$1,250 - $1,350	—
2022 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$110 - $135
Capital Expenditures, Development	$220 - $260
Exploration, Expensed	$25 - $30
Exploration, Capitalized	$22 - $27
General & Administrative Expenses	$42 - $46
Note: The Company’s guidance figures assume estimated prices of $1,800/oz gold and $22.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Tons milled	538,750	539,600	1,643,561	1,519,126
Average gold grade (oz/t)	0.049	0.054	0.053	0.060
Average silver grade (oz/t)	3.53	3.95	3.78	3.95
Average recovery rate – Au	93.3%	92.4%	92.0%	93.9%
Average recovery rate – Ag	84.9%	84.2%	84.0%	82.9%
Gold ounces produced	24,807	27,109	80,847	80,454
Silver ounces produced	1,612,048	1,795,050	5,219,628	4,977,337
Gold ounces sold	24,378	29,285	81,905	81,100
Silver ounces sold	1,554,288	1,854,695	5,205,011	4,991,932
CAS per gold ounce(1)	$958	$854	$844	$666
CAS per silver ounce(1)	$12.80	$12.96	$12.76	$12.20
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022
Gold and silver production decreased 8% and 10%, respectively as a result of lower gold and silver grades. Metal sales were $64.8 million, or 35% of Coeur’s metal sales, compared with $86.0 million, or 42% of Coeur’s metal sales. Revenue for the three months ended September 30, 2022 decreased by $21.1 million or 25%, of which $12.8 million resulted from a lower gold and silver production and $8.3 million was due to lower average realized gold and silver prices. Costs applicable to sales per gold ounce increased 12% and decreased 1% per silver ounce due to the mix of gold and silver sales and lower production, partially offset by lower employee-related costs. Amortization decreased to $8.0 million due to lower ounces sold. Capital expenditures remained comparable at $10.8 million.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
Gold production was in-line with the prior year as a result of higher mill throughput, partially offset by lower gold grade and recoveries. Silver production increased 5% as a result of higher mill throughput and recoveries, partially offset by lower silver grade. Metal sales were $233.9 million, or 42% of Coeur’s metal sales, compared with $240.0 million, or 38% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2022 decreased by $6.2 million or 3%, of which $12.0 million was due to lower average realized silver prices partially offset by an increase of $5.8 million resulting from a higher gold and silver production. Costs applicable to sales per gold and silver ounce increased 27% and 5%, respectively, due to the mix of gold and silver sales, higher employee-related and consumable costs largely due to inflationary pressures, and the absence of the favorable impact of foreign currency hedges ($10.5 million) included in the prior year. Amortization increased by $1.1 million to $27.2 million due to increased sales. Capital expenditures increased to $34.5 million from $28.3 million due to higher underground development, infill drilling activities and equipment purchases.

Rochester

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Tons placed	3,551,353	4,236,459	12,165,685	9,863,772
Average gold grade (oz/t)	0.004	0.003	0.003	0.002
Average silver grade (oz/t)	0.37	0.35	0.35	0.42
Gold ounces produced	8,761	8,319	23,146	20,187
Silver ounces produced	744,880	689,169	2,089,225	2,400,539
Gold ounces sold	8,725	8,071	22,724	20,311
Silver ounces sold	733,383	682,677	2,054,176	2,441,429
CAS per gold ounce(1)	$3,142	$2,351	$2,609	$1,707
CAS per silver ounce(1)	$31.84	$27.80	$30.04	$24.19
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022
Gold and silver production increased 5% and 8%, respectively, driven by the breakthrough from increased tons placed on the pad in prior quarters. Metal sales were $30.2 million, or 16% of Coeur’s metal sales, compared with $30.5 million, or 15% of Coeur’s metal sales. Revenue for the three months ended September 30, 2022 decreased by $0.3 million or 1%, of which $2.5 million was the result of lower average realized gold and silver prices, partially offset by an increase of $2.2 million due to increased gold and silver production. Costs applicable to sales per gold and silver ounce increased 34% and 15% respectively, due to the mix of gold and silver sales, higher LCM adjustments of $21.2 million compared to $9.2 million in the prior quarter, driven by lower metal prices, increased employee-related and consumable costs partially due to continued inflationary pressures. Amortization increased to $6.9 million due to higher ounces sold and the impact of LCM adjustments. Capital expenditures increased to $74.0 million from $47.0 million due to payments related to the POA 11 expansion project.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
Gold production increased 15% primarily due to increased tons placed and silver production decreased 13%, as a result of lower silver grades and timing of recoveries, partially offset by increased tons placed. Metal sales were $87.0 million, or 15% of Coeur’s metal sales, compared with $99.2 million, or 16% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2022 decreased by $12.1 million or 12%, of which $8.2 million was primarily due to lower average realized silver prices, and $3.9 million was due to a lower silver production. Costs applicable to sales per gold and silver ounce increased 53% and 24%, respectively, due to the mix of gold and silver sales and higher LCM adjustments of $38.0 million compared to $5.3 million in the prior year, driven by lower metal prices, higher employee-related, consumable and maintenance costs partially due to inflationary pressures. Amortization increased to $16.6 million due to higher equipment depreciation from recent equipment purchases and the impact of LCM adjustments. Capital expenditures increased to $154.0 million from $112.5 million due to payments related to the POA 11 expansion project and equipment purchases.

Coeur achieved several key milestones at the Rochester expansion during the quarter, notably, the Company achieved (i) completion of major concrete work in all areas except the primary crusher pocket and the pre-screens, both of which are in progress, (ii) continuation of structural, mechanical, piping, electrical and instrumentation construction work throughout the project, (iii) commencement of final major high-voltage electrical distribution and substation construction, and (iv) completion of the majority of commitments for the pre-screens.

Progress of the Merrill-Crowe plant continued on schedule during the third quarter, including (i) continuation of mechanical equipment setting, (ii) completion of building and process plant steel pipe rack erection, (iii) continuation of piping and cable tray installation, and (iv) rough setting of electrical switchgear.
Further work on the crusher corridor has also advanced, including (i) civil work on the primary crusher area with a focus on the primary crusher foundation and commencement of conveyor component installation, (ii) setting of the secondary cone crushers and commencement of piping, cable tray and lighting installation in the secondary crusher area, and (iii) setting of the tertiary HPGR crushers and cable tray and lighting installation in the tertiary crusher area.
During the quarter, Coeur successfully aligned the construction of the pre-screens with the completion of the new crusher to maintain a mid-2023 mechanical completion target. Ramp-up and commissioning is anticipated to take place during the second half of next year.

Coeur also completed a review of the total capital costs necessary to complete the expansion, resulting in a 9 - 12% increase in the capital estimate. The estimate reflects the finalization of cost estimates for pre-screens, higher prices and quantities of steel and concrete, and additional contingency.
As of September 30, 2022, the Company had committed approximately $575 million of capital since the inception of the project and approximately $443 million of the estimated project cost had been incurred.
Kensington

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Tons milled	175,246	175,722	516,936	499,265
Average gold grade (oz/t)	0.18	0.17	0.16	0.19
Average recovery rate	91.1%	91.6%	92.5%	92.9%
Gold ounces produced	28,214	27,866	78,726	87,624
Gold ounces sold	27,609	27,666	78,109	88,293
CAS per gold ounce(1)	$1,456	$1,412	$1,484	$1,078
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022
Gold production increased 1% as a result of higher grade. Metal sales were $49.1 million, or 27% of Coeur’s metal sales, compared to $50.3 million, or 25% of Coeur’s metal sales. Revenue for the three months ended September 30, 2022 decreased by $1.2 million or 2%, of which $1.1 million resulted from lower average realized gold prices and $0.1 million was due to a lower gold ounces sold. Costs applicable to sales per gold ounce increased 3% due to higher employee-related, maintenance and consumable costs largely due to continued inflationary pressures. Amortization increased to $10.4 million primarily due to higher production from the Jualin deposit. Capital expenditures decreased to $7.1 million compared to $8.8 million due to lower underground development.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
Gold production decreased 10% as a result of lower grade, partially offset by higher mill throughput. Metal sales were $143.7 million, or 25% of Coeur’s metal sales, compared to $155.2 million, or 25% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2022 decreased by $11.5 million or 7%, of which $18.1 million resulted from lower gold production, partially offset by an increase of $6.6 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 38% due to lower production and higher employee-related, maintenance and consumable costs partially due to inflationary pressures. Amortization decreased to $28.4 million primarily due to lower ounces sold. Capital expenditures increased to $23.8 million from $19.5 million due to higher infill drilling and underground development.
Wharf

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Tons placed	1,353,071	1,050,215	3,530,855	3,628,693
Average gold grade (oz/t)	0.019	0.015	0.020	0.028
Gold ounces produced	21,656	20,478	59,900	71,318
Silver ounces produced	12,615	11,967	36,318	75,055
Gold ounces sold	21,070	19,764	59,041	71,713
Silver ounces sold	7,931	5,828	29,897	76,048
CAS per gold ounce(1)	$1,364	$1,226	$1,244	$966
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022
Gold production increased 6% driven by the timing of recoveries and higher grade. Metal sales were $38.9 million, or 21% of Coeur’s metal sales, compared to $37.4 million, or 18% of Coeur’s metal sales. Revenue for the three months ended September 30, 2022 increased by $1.5 million or 4%, of which $2.4 million resulted from a higher gold production, partially offset by a decrease of $0.9 million due to lower averaged realized gold prices. Costs applicable to sales per gold ounce increased 11% due to higher consumable and maintenance costs partially due to continued inflationary pressures. Amortization remained comparable at $2.2 million. Capital expenditures were $0.5 million.
Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
Gold production decreased 16% driven by lower grade. Metal sales were $110.9 million, or 19% of Coeur’s metal sales, compared to $130.6 million, or 21% of Coeur’s metal sales. Revenue for the nine months ended September 30, 2022 decreased by $19.7 million or 15%, of which $24.7 million was due to a lower gold production, partially offset by an increase of $5.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 29% due to lower production and higher consumable costs partially due to inflationary pressures. Amortization decreased to $6.5 million due to lower ounces sold. Capital expenditures were $2.3 million.
Silvertip
Nine Months Ended September 30, 2022
Silvertip suspended mining and processing activities, unrelated to COVID-19, in February 2020. Ongoing carrying and suspension costs are included in Pre-development, reclamation, and other.
Coeur continues to advance study work to assess the economics of a potential future expansion of its high-grade Silvertip silver-zinc-lead development project in British Columbia, Canada. The Company’s objective remains to complete an evaluation by year-end of higher throughput scenarios to enhance the project’s economics and to take advantage of Silvertip’s expanding, high-grade resource base. Subject to continued positive results, the Company anticipates advancing Silvertip once the Rochester expansion and ramp-up is complete and Coeur generates sustained, positive free cash flow that can be used to reduce leverage to targeted levels.
Ongoing carrying costs at Silvertip totaled $15.5 million in the first nine months of 2022, compared to $19.0 million in the prior year. Capital expenditures in the first nine months of 2022 totaled $21.4 million compared to $44.0 million in the prior year due to continued infill drilling and underground development.

Liquidity and Capital Resources
At September 30, 2022, the Company had $76.8 million of cash, cash equivalents and restricted cash and $160.2 million available under the RCF. Future borrowing may be subject to certain financial covenants. Cash and cash equivalents increased $18.7 million in the nine months ended September 30, 2022, due to net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock, net proceeds of $15.3 million received from the sale of the La Preciosa project, and net proceeds of $40.5 million received from the sale of the Victoria Gold Common Shares, partially offset by a 4% and 10% decrease in gold and silver ounces sold, respectively, a 16% decrease in average realized silver prices, higher operating costs and higher capital expenditures related to POA 11 at Rochester.
In March 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March Equity Offering”). The Company sold a total of 22,053,275 shares of common stock in the March Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.3 million.
On May 2, 2022, the Company entered into an amendment (the “Amendment”) to the RCF to, among other things, increase the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate of $390.0 million. On November 9, 2022, the Company entered into an amendment (the “November Amendment”) to the RCF. The November Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility under the consolidated net leverage ratio requirement through the December 31, 2023 test date, with the ratio returning to the original level as outlined in the RCF starting with the March 31, 2024 test date (the “Amendment Period”), (2) allows up to $50 million for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through early 2023, (4) requires the Company to repay outstanding amounts under the RCF if cash-on-hand exceeds $60 million during the Amendment Period, and (5) restricts certain payments and the incurrence of certain liens during the Amendment Period. At September 30, 2022, the Company had $200.0 million drawn and $29.8 million in outstanding letters of credit under the RCF. The Company also holds $45.5 million of equity securities including a 9.4% interest in Victoria Gold Corporation (“Victoria Gold”). On June 28, 2022, the Company entered into an agreement to sell 5,000,000 shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $8.34 per Victoria Gold Common Share, which settled on July 5, 2022 for net proceeds of $40.5 million. Prior to the sale, the Company held a 17.8% interest in Victoria Gold.
On September 18, 2022, the Company entered into a Stock Purchase Agreement (“Crown Sterling Agreement”) with AngloGold Ashanti (U.S.A.) Holdings Inc., a Delaware corporation and its affiliate for the sale of 100% of the issued and outstanding shares of Coeur Sterling, Inc. a subsidiary of Coeur that operates the Sterling/Crown exploration properties near Beatty, Nevada, in exchange for: (A) a cash payment of $150,000,000 at the closing of the transaction, subject to a customary purchase price adjustment and (B) the right to an additional payment of $50,000,000 should Buyer, its affiliates or its successors report gold resources in the Sterling/Crown exploration properties (including any in-situ ounces mined after the closing of the Transaction) equal to or greater than 3,500,000 gold ounces, subject to certain additional terms and conditions detailed in the stock purchase agreement. The transaction was consummated on November 4, 2022.
The Company had outstanding forward contracts on 167,000 ounces of gold at September 30, 2022 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production in 2022, 50% of expected gold production for the first half of 2023 and 25% of expected gold production for the second half of 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,986 per ounce of gold.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer-term. We expect to use a combination of cash provided by operating activities, borrowings under our RCF and additional finance leases to fund near term capital requirements, including those described in this Report for POA 11 and in our 2022 capital expenditure guidance. We also have additional potential sources of funding including proceeds from potential asset sales, and the monetization of our equity investments, including our remaining common shares of Victoria Gold. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration and potential development of our other projects, such as the Lincoln Hill area adjacent to Rochester.
As of September 30, 2022, the Company committed approximately $575 million of capital since the inception of the POA 11 project. Approximately $443 million of the estimated project cost had been incurred.
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
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities for the three months ended September 30, 2022 was $19.1 million, compared to net cash provided by operating activities of $22.6 million for the three months ended June 30, 2022. Net cash used in operating activities for the nine months ended September 30, 2022 was $2.9 million, compared to net cash provided by operating activities of $75.5 million for the nine months ended September 30, 2021. Adjusted EBITDA for the three months ended September 30, 2022 was $18.3 million, compared to $43.3 million for the three months ended June 30, 2022. Adjusted EBITDA for the nine months ended September 30, 2022 was $103.2 million, compared to $167.4 million for the nine months ended September 30, 2021 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Cash flow before changes in operating assets and liabilities	$(1,328)	$29,773	$52,224	$107,826
Changes in operating assets and liabilities:
Receivables	(119)	(4,882)	4,099	1,016
Prepaid expenses and other	(2,075)	3,523	939	593
Inventories	(13,715)	(11,263)	(42,650)	(18,047)
Accounts payable and accrued liabilities	(1,880)	5,493	(17,512)	(15,842)
Cash provided by (used in) operating activities	$(19,117)	$22,644	$(2,900)	$75,546

Net cash used in operating activities increased $41.8 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022, primarily as a result of a 4% and 10% decrease in gold and silver ounces sold, respectively, and a 2% and 16% decrease in average realized gold and silver prices, respectively, and a net outflow related to a prepayment for concentrate deliveries from Kensington of $10.0 million, partially offset by lower exploration costs. Revenue for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 decreased by $21.1 million, of which $9.8 million was due to lower volume of gold and silver sales and a decrease of $11.3 million due to lower average realized gold and silver prices.
Net cash used in operating activities increased $78.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a 8% and 3% decrease in lower gold and silver ounces sold, respectively, a 14% decrease in average realized silver prices, and higher operating costs, partially offset by a 4% increase in average realized gold prices, lower exploration costs, timing of VAT collections at Palmarejo, and lower Silvertip ongoing carrying costs. Revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 decreased by $49.4 million, of which $38.6 million was due to lower volume of gold and silver sales and $10.9 million was due to lower average realized silver prices.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended September 30, 2022 was $56.2 million compared to $72.5 million in the three months ended June 30, 2022. Cash used in investing activities decreased primarily due to the receipt of net proceeds of $40.5 million from the sale of the Victoria Gold Common Shares, partially offset by an increase in capital expenditures. The Company incurred capital expenditures of $96.6 million in the three months ended September 30, 2022 compared with $73.2 million in the three months ended June 30, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the nine months ended September 30, 2022 was $182.9 million compared to $204.4 million in the nine months ended September 30, 2021. Cash used in investing activities decreased primarily due to the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project in the first quarter of 2022 and the receipt of net proceeds of $40.5 million from the sale of the Victoria Gold Common Shares, partially offset by an increase in capital expenditures. The Company incurred capital expenditures of $239.3 million in the nine months ended September 30, 2022 compared with $208.9 million in the nine months ended September 30, 2021. Capital expenditures in the nine months ended September 30, 2022 were primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the nine months ended September 30, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington.
The Company is experiencing inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market related to capital projects, most notably the POA 11 project at Rochester, and to operating costs company-wide.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended September 30, 2022 was $76.8 million compared to $50.7 million in the three months ended June 30, 2022. During the three months ended September 30, 2022, the Company drew $85.0 million, net, from the RCF compared to $60.0 million, net, during the three months ended June 30, 2022.
Net cash provided by financing activities in the nine months ended September 30, 2022 was $204.3 million compared to $121.8 million in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company drew $135.0 million, net, from the RCF, and received net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock in the Equity Offering. During the nine months ended September 30, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, and drew $20.0 million, net, from the RCF, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums.

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

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income (loss)	$(57,444)	$(77,434)	$(127,196)	$(20,562)
Fair value adjustments, net	13,067	62,810	65,272	(7,000)
Foreign exchange loss (gain)	(313)	513	1,190	1,849
(Gain) loss on sale of assets and securities	87	(621)	(2,365)	(4,582)
VAT write-off	—	—		25,982
Loss on debt extinguishment	—	—	—	9,172
Silvertip inventory write-down	—	—		271
COVID-19 costs	294	318	1,585	5,937
Interest income on notes receivables	(181)	(179)	(360)	—
Tax effect of adjustments(1)	(231)	1,488	(9,733)	(574)
Adjusted net income (loss)	$(44,721)	$(13,105)	$(71,607)	$10,493

Adj. net income (loss) per share, Basic	$(0.16)	$(0.05)	$(0.26)	$0.04
Adj. net income (loss) per share, Diluted	$(0.16)	$(0.05)	$(0.26)	$0.04

(1) For the three months ended September 30, 2022, tax effect of adjustments of $0.2 million (-2%) is primarily related to the to the fair value adjustments on the Company’s equity investments. For the three months ended September 30, 2021, tax effect of adjustments of $1.5 million (2%) is primarily related to the to the fair value adjustments on the Company’s equity investments. For the nine months ended September 30, 2022, tax effect of adjustments of $9.7 million (-15%) is primarily related to the to the fair value adjustments on the Company’s equity investments and the derecognition of deferred tax liabilities related to the sale of La Preciosa. For the nine months ended September 30, 2021, tax effect of adjustments of $0.6 million (-2%) are primarily related to the fair value adjustments on the Company’s equity investments.

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

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income (loss)	$(57,444)	$(77,434)	$(127,196)	$(20,562)
Interest expense, net of capitalized interest	5,932	5,170	15,670	13,240
Income tax provision (benefit)	1,883	11,502	15,079	34,526
Amortization	29,151	27,965	83,549	92,872
EBITDA	(20,478)	(32,797)	(12,898)	120,076
Fair value adjustments, net	13,067	62,810	65,272	(7,000)
Foreign exchange (gain) loss	(93)	507	972	2,299
Asset retirement obligation accretion	3,597	3,529	10,588	8,898
Inventory adjustments and write-downs	22,005	9,763	40,360	6,358
(Gain) loss on sale of assets and securities	87	(621)	(2,365)	(4,582)
VAT write-off	—	—		25,982
Loss on debt extinguishment	—	—	—	9,172
Silvertip inventory write-down	—	—		271
COVID-19 costs	294	318	1,585	5,937
Interest income on notes receivables	(181)	(179)	(360)	—
Adjusted EBITDA(1)	$18,298	$43,330	$103,154	$167,411
(1) At September 30, 2022, the Company modified its method of calculating Adjusted EBITDA to include the cumulative impact of the LCM adjustments, if applicable, for the year over year presentation. Previously, the year over year Adjusted EBITDA measure only included the current quarter LCM adjustment. For the nine months ended September 30, 2022, the modification increased the Adjusted EBITDA measure by $16.8 million but had no impact for the nine months ended September 30, 2021. This modification to the Adjusted EBITDA measure was made to be consistent with the treatment of LCM adjustments in the Company’s amended RCF facility, which was completed on November 9, 2022.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Cash flow from operations	$(19,117)	$22,644	$(2,900)	$75,546
Capital expenditures	96,602	73,156	239,260	208,913
Free cash flow	$(115,719)	$(50,512)	$(242,160)	$(133,367)

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Cash provided by (used in) operating activities	$(19,117)	$22,644	$(2,900)	$75,546
Changes in operating assets and liabilities:
Receivables	119	4,882	(4,099)	(1,016)
Prepaid expenses and other	2,075	(3,523)	(939)	(593)
Inventories	13,715	11,263	42,650	18,047
Accounts payable and accrued liabilities	1,880	(5,493)	17,512	15,842
Operating cash flow before changes in working capital	$(1,328)	$29,773	$52,224	$107,826

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

Three Months Ended September 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$51,271	$57,681	$50,658	$31,078	$1,260	$191,948
Amortization	(8,027)	(6,921)	(10,369)	(2,191)	(1,260)	(28,768)
Costs applicable to sales	$43,244	$50,760	$40,289	$28,887	$—	$163,180

Metal Sales
Gold ounces	24,378	8,725	27,609	21,070		81,782
Silver ounces	1,554,288	733,383	—	7,931	—	2,295,602
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$958	$3,142	$1,456	$1,364
Silver ($/oz)	$12.80	$31.84			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Three Months Ended June 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$58,800	$42,914	$48,680	$26,600	$1,259	$178,253
Amortization	(9,737)	(4,961)	(9,369)	(2,248)	(1,259)	(27,574)
Costs applicable to sales	$49,063	$37,953	$39,311	$24,352	$—	$150,679

Metal Sales
Gold ounces	29,285	8,071	27,666	19,764		84,786
Silver ounces	1,854,695	682,677	—	5,828	—	2,543,200
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$854	$2,351	$1,412	$1,226
Silver ($/oz)	$12.96	$27.80			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Nine Months Ended September 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$162,682	$137,580	$144,870	$80,596	$3,778	$529,506
Amortization	(27,150)	(16,592)	(28,360)	(6,500)	(3,778)	(82,380)
Costs applicable to sales	$135,532	$120,988	$116,510	$74,096	$—	$447,126

Metal Sales
Gold ounces	81,905	22,724	78,109	59,041		241,779
Silver ounces	5,205,011	2,054,176	—	29,897	—	7,289,084
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$844	$2,609	$1,484	$1,244
Silver ($/oz)	$12.76	$30.04			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Nine Months Ended September 30, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$140,999	$108,487	$134,114	$79,881	$3,529	$467,010
Amortization	(26,077)	(14,754)	(38,941)	(8,627)	(3,529)	(91,928)
Costs applicable to sales	$114,922	$93,733	$95,173	$71,254	$—	$375,082

Metal Sales
Gold ounces	81,100	20,311	88,293	71,713		261,417
Silver ounces	4,991,932	2,441,429		76,048	—	7,509,409
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$666	$1,707	$1,078	$966
Silver ($/oz)	$12.20	$24.19			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Reconciliation of Costs Applicable to Sales for 2022 Guidance

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$219,862	$165,031	$191,055	$109,179
Amortization	(35,687)	(22,218)	(39,051)	(7,811)
Costs applicable to sales	$184,175	$142,813	$152,004	$101,368
By-product credit	—	—	—	(745)
Adjusted costs applicable to sales	$184,175	$142,813	$152,004	$100,623

Metal Sales
Gold ounces	107,034	37,072	113,890	78,757
Silver ounces	6,831,642	3,257,498		32,199

Revenue Split
Gold	51%	47%	100%	100%
Silver	49%	53%

Adjusted costs applicable to sales
Gold ($/oz)	$825 - $925	$1,650 - $1,850	$1,300 - $1,400	$1,250 - $1,350
Silver ($/oz)	$12.75 - $13.75	$20.00 - $26.00

Cautionary Statement Concerning Forward-Looking Statements
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations at the Company’s properties, exploration and development efforts, strategies, expectations regarding the Rochester POA 11 expansion project, the Silvertip mine's potential expansion and restart, including timing thereof, inflation, expectations regarding the consideration received from the sale of the La Preciosa and Sterling/Crown projects, hedging strategies, realization of deferred tax assets, expectations about the recovery of VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2021 10-K, and the risks set forth in this MD&A and Item 3 of this report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to workforce, equipment and materials availability, inflationary pressures, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Decreases in the market price of gold, silver, zinc and lead can also significantly affect the value of our metal inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at September 30, 2022 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,729 and $1,700 per ounce, respectively, and a short-term and long-term silver price of $19.23 and $22.00 per ounce, respectively.

The net realizable value measurement involves the use of estimates and assumptions unique to each mining operation regarding current and future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 167,000 ounces of gold at September 30, 2022 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production through 2022, 50% of expected gold production for the first half of 2023 and 25% of expected gold production for the second half of 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,986 per ounce of gold. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2021 10-K and part II, Item 1A of this report.
At September 30, 2022, the fair value of the gold forward contracts was an asset of $47.1 million. For the nine months ended September 30, 2022 the Company recognized a gain of $14.4 million related to expired contracts in Revenue and the remaining outstanding forwards contracts were included in accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at September 30, 2022 would result in a net realized loss and gain of nil and $80.4 million, respectively. The closing price of gold was $1,672 per ounce. As of November 8, 2022, the closing price of gold was $1,679 per ounce.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2022, the Company had outstanding provisionally priced sales of 18,789 ounces of gold at an average price of $1,744. Changes in gold prices resulted in provisional pricing mark-to-market gain of $0.75 million during the nine months ended September 30, 2022. A 10% change in realized gold prices would cause revenue to vary by $3.3 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at September 30, 2022.
Interest Rates
Interest Rate Hedging
We may use financial instruments to manage exposures to changes in interest rates on loans, which exposes us to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.

When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2022.
Investment Risk
Equity Price Risk
We are exposed to changes in the fair value of our investments in equity securities. For the nine months ended September 30, 2022, the Company recognized unrealized losses of $44.5 million in Fair value adjustments, net due to decreases in the stock price of those equity securities. At September 30, 2022, the fair value of the equity securities was $45.5 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $4.6 million.

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
(b)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2021 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarters ended March 31, 2022 (the “Q1 2022 10-Q”) and June 30, 2022 (the “Q2 2022 10-Q”) in this Form 10-Q. Except as supplemented and updated in the Q1 2022 10-Q, and the Q2 2022 10-Q, the risk factors set forth in the 2021 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
On November 9, 2022, the Company entered into the November Amendment to the RCF. The November Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility under the consolidated net leverage ratio requirement through the December 31, 2023 test date, with the ratio returning to the original level as outlined in the RCF starting with the March 31, 2024 test date, (2) allows for up to $50 million for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through early 2023, (4) requires the Company to repay outstanding amounts under the RCF if cash-on-hand exceeds $60 million during the Amendment Period, and (5) restricts certain payments and the incurrence of certain liens during the Amendment Period. This summary of the November Amendment is qualified in its entirety by reference to the November Amendment filed as Exhibit 10.1 to this Report and incorporated herein by reference.

Item 6.        Exhibits

2.1
Stock Purchase Agreement, dated September 18, 2022, by and among Coeur Mining, Inc., a Delaware corporation, AngloGold Ashanti (U.S.A.) Holdings Inc., a Delaware corporation, AngloGold Ashanti USA Incorporated, a Delaware corporation, Sterling Intermediate Holdco, Inc., a Delaware corporation and Coeur Sterling, Inc., a Nevada corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2022 (File No. 001-08641))

10.1
Seventh Amendment to Credit Agreement, dated November 9, 2022, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. (Filed herewith).

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

* The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 9, 2022	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	November 9, 2022	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 9, 2022	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)