Form 10-K
period 2022-12-31
Coeur Mining, Inc.
filed 2023-02-22
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-8641
COEUR MINING, INC.
(Exact name of registrant as specified in its charter)

Delaware		82-0109423
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
200 South Wacker Drive	Suite 2100	60606
Chicago	IL	(Zip Code)
(Address of principal executive offices)
104 S. Michigan Ave.	Suite 900	60603
Chicago	IL	(Previous zip Code)
(Previous address of principal executive offices)
Registrant’s telephone number, including area code: (312) 489-5800
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	CDE	New York Stock Exchange
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
$840,945,651

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 20, 2023, 295,644,735 shares of Common Stock, par value $0.01 per share
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.Business
GENERAL
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”), founded in 1928, is a precious metals producer with assets located in the United States, Canada, and Mexico. Our common stock is listed on The New York Stock Exchange under the symbol “CDE”.
Coeur’s strategy is to be a well-diversified, growing precious metals producer with a focus on generating sustainable, high-quality cash flow and returns from a balanced, prospective asset base in mining-friendly jurisdictions along with our commitment to exploration and expansions. Our strategy is guided by our purpose statement, We Pursue a Higher Standard, and three key principles: Protect our People, Places and Planet; Develop Quality Resources, Growth and Plans; and Deliver Impactful Results Through Teamwork. We conduct our business with a proactive focus on positively impacting the health, safety and socioeconomic status of our people and the communities in which we operate as well as the environment.
OUR BUSINESS
Operating Segments
    We produce and sell precious metals from the following operating segments:
•The Palmarejo gold-silver complex, located in the State of Chihuahua in Northern Mexico, which has been in operation since 2009. The processing facility at the Palmarejo complex is fed by the Guadalupe, Independencia and La Nación underground mines. The Company also carries out exploration activities across the Palmarejo property package.
•The Rochester open pit heap leach silver-gold mine located in northwestern Nevada, which has been in operation since 1986. Coeur Rochester commenced a significant expansion project in 2020 (Plan of Operations Amendment No. 11, or “POA 11”) consisting of construction of a new leach pad, crushing facility, process plant and related infrastructure, which is expected to support an extended mine life. The construction is expected to be completed during 2023. Coeur Rochester also acquired the Lincoln Hill, Gold Ridge, and related exploration assets adjacent to its Rochester mine in 2018.
•The Kensington underground gold mine located north of Juneau, Alaska, which began operations in 2010. Coeur Alaska received a favorable final Record of Decision from the Forest Service for their Plan of Operations Amendment 1 (“POA 1”) on February 24, 2022. POA 1 gives Coeur Alaska the ability to increase tailings and waste rock storage capacity to support an expected longer mine life, reflecting positive exploration results, current metal prices, and ongoing operational efficiencies. Coeur Alaska is now working on supplemental permit requirements following this significant milestone.
•The Wharf open pit heap leach gold mine located near Lead, South Dakota, which was acquired by Coeur in 2015.
In addition, the Company operates the Silvertip underground silver-zinc-lead exploration project located in northern British Columbia, Canada, which was acquired by Coeur in 2017. Silvertip commenced commercial production ramp up in 2018. In February 2020, we announced a suspension of mining and processing activities at Silvertip. While mining activities are suspended, the Company (i) is investing in exploration to potentially further expand the resource and extend the mine life, and (ii) continues to work to pursue a mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow.
The Company has interests in other precious metals exploration projects throughout North America, other mineral interests, strategic equity investments, among other items, which are included in “Other” for segment reporting purposes. The Company sold the La Preciosa project in the first quarter of 2022 and the Crown and Sterling projects in the fourth quarter of 2022.
Metals Prices and Hedging Activities
The results of the Company and its operating segments are substantially dependent upon the market prices of gold and silver, which fluctuate widely. The Company has in the past and may in the future enter into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies. For additional information see “Item 1A – Risk Factors”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Note 15 – Derivative Financial Instruments in the notes to the Consolidated Financial Statements.”

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
Commodities
We purchase materials and supplies from third parties to conduct our business, including electricity, fuel, chemical reagents, explosives, steel and concrete. Prices for these commodities are volatile and can fluctuate due to conditions that are difficult to predict, including inflation, currency fluctuations, global competition for resources, consumer or industrial demand and other factors. For most of these commodities, we have existing alternate sources of supply or alternate sources of supply are readily available. We continuously monitor supply and cost trends for these items.
GOVERNMENT REGULATION
General
Our business is subject to extensive federal, state, local and foreign laws governing the protection of the environment, prospecting, development, production, mine closure, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with these regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. Expenditures for environmental compliance in 2023 are expected to range from $9.2 million to $10.2 million. We have reviewed and considered current federal legislation relating to climate change and do not believe the legislation to have a material effect on our operations. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please see the section titled “Risk Factors” included in Item 1A.
Permitting
The Rochester, Kensington and Wharf mines are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex is located, and Canada, where the Silvertip exploration property is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations, in addition to consultation requirements with local indigenous groups, in certain instances. We have received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Rochester, Kensington and Wharf mines, and the Silvertip exploration property. We are in the process of amending existing permits at our Palmarejo complex and Wharf mine to support future planned activities. If we pursue an expansion at Silvertip, it will require new or amended permits.
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
HUMAN CAPITAL MANAGEMENT
Effective human capital management at Coeur is critical to achieving our strategic goals. We aim to be an employer of choice by promoting safety first, proactively developing our people and fostering a diverse and inclusive culture. In 2022, we were proudly named one of Crain’s Chicago’s ‘Best Places to Work.’ At December 31, 2022, we had approximately 2,107 employees (1,091 in the U.S., 74 in Canada and 942 in Mexico) and 1,072 people were working as contractors in support of

Coeur’s operations. Approximately 65% of the employees of Coeur Mexicana are represented by a collective bargaining agreement.
Culture Assessment
We are focused on regular evaluation of our culture. In 2019 and again in 2021, we invited all employees to participate in a culture assessment by completing an anonymous survey. Employee participation in 2021 was over 93%, which exceeded industry benchmarks. Feedback was reviewed by the management team and our Board of Directors (our “Board”). The management team also reviewed the results with employees at each of our operations through facilitated discussions to gain additional insight into the feedback. We developed site-specific action plans to address feedback and monitor progress in the future. The results of the assessment confirmed our belief that we have an ethical, safe, engaged, and proud workforce and also highlighted areas for improvement that are now being addressed. Specific action plans taken in 2022 included diversity, equity and inclusion (“DEI”) training forums with hourly employees, bolstered communications through written and in-person meetings, and implementation of a career progression ladder to provide guidelines for employees’ skill development. The organization will be surveyed again in 2023.
Recruitment
We seek to recruit and retain employees at all levels who embody our purpose statement, We Pursue a Higher Standard, through safe and ethical conduct. Our strong culture of teamwork and our reputation as a responsible company and an engaged community member motivates new employee referrals. We have also created a series of partnership programs in local communities to provide internships, scholarships, and apprenticeships to build a pipeline of potential employees in the next generation. We have maintained an average employee age of 40 years old since 2018 by focusing on building our bench strength and increasing our under 40 population to 34% of our workforce.
Diversity & Inclusion
Our President & CEO, Mitchell Krebs, was the first precious metals mining CEO to sign the CEO ACTION for Diversity & Inclusion pledge. This pledge highlights Coeur’s continuing commitment to fostering a diverse, equitable and inclusive workforce, evidenced by programs such as Coeur Heroes, which provided over 80 career opportunities to current and former U.S. Military personnel last year. Fifty percent of our Board members have indicated that they are diverse, 12% of our employees are female, up from 10% in 2020. While we continue to work to increase our overall female population, over 60% of our female employees are supervisor or higher-level positions. In the US and Canada approximately 21% of our workforce is non-white, up from 18% in 2020, Partnerships with organizations like the National Society of Black Engineers and Women in Mining at their U.S. university chapters are providing further avenues for recruiting diverse talent. In order to emphasize the importance of DEI in the workplace, we provided training to our hourly workforce at every operation on topics such as bullying, bystander intervention and education on overall mental wellness to ensure each employee feels respected and included at work.
Employee Development
We periodically solicit feedback on each member of our executive team through 360 assessments. We believe this feedback is important to maintaining a strong culture by effectively assessing leadership performance and development, increasing accountability, facilitating succession planning and identifying areas for improvement and change. We provide opportunities for employees to participate in IMPACT training, an intensive one-year training program we created for front-line supervisors throughout our organizational structure to focus on leadership development and mining as a business. Through IMPACT training, we have invested over 22,124 cumulative hours of leadership training and personal development in almost 200 employees. In 2022, after many employees had graduated from IMPACT training over the last 4 years, we introduced our first Advanced IMPACT training for employees at manager and director levels in the organization.
Succession Planning
We conduct robust succession planning throughout the organization annually, by employing specific talent diagnostics and skills development. High potential performers and diversity discussions, along with action plans, are reviewed starting from the front-line supervisors to the Chief Operating Officer.
Our Board oversees the recruitment, development, and retention of our senior executives. Significant focus is placed on succession planning both for key executive roles and also deeper into the organization. In-depth discussions occur multiple times per year in meetings of the Board, Compensation and Leadership Development Committee and Nominating and Corporate Governance Committee, including in executive sessions to foster candid conversations. Directors have regular and direct exposure to senior leadership and high-potential employees during Board and committee meetings and through other informal meetings and events held during the year.

Local Hire
Investing in local communities extends beyond financial support. Since 2018, we have hired an average of 60% of our new hires from local communities. During 2022, we provided over 50 apprenticeships and internships and worked with organizations such as By the Hand Club in Chicago to educate youth in our communities about career opportunities in mining. Providing career opportunities to local community members and participating in community initiatives creates a closer connection between our operations and local stakeholders and communities.
Rewards & Wellness
As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits, and employee wellness offerings. We have determined that our average employee earns over 40% more than the average employee in their local markets according to industry benchmarking. Over 94% of U.S. employees are enrolled in our medical benefit plan, and over 90% of U.S. employees contribute to our 401(k) plan. Supplemental healthcare is provided above government requirements in both Canada and Mexico. We were a leader in the mining industry by providing domestic partner benefits in 2017 and participation has increased 150% since introduction. New in 2022, we have expanded paid parental and primary caregiver leave for US employees.
In addition, we have engaged a third-party mental health care provider for innovative care and counseling resources throughout our footprint. This resource leverages technology and clinical best practices to assist our employees and their families gain fast access to highly effective quality care when needed most. We are also developing a Total Worker Health program, which is expected to be implemented by the end of 2023, that integrates protection from work-related safety and health hazards with promotion of injury and illness-prevention efforts to advance worker well-being both physically and mentally.
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
We recognize that the climate is changing, which may adversely affect the environment, our business and the communities where we operate over the long-term. To that end, we are assessing the extent of these risks and potential opportunities and are taking action to manage our climate-related risks as well as the potential impact we have on climate. For example, we:
•updated our initial greenhouse gas (“GHG”) emissions intensity reduction target in 2022 to 35% reduction in net intensity by the end of 2024 compared to base-year and tied 20% of the 2022 executive performance share award to achievement of that goal;
•enhanced our climate disclosure in-line with the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations;
•conducted site-specific scenario analysis workshops, energy and emissions diagnostics and financial modeling;
•completed an initial scope 3 quantification exercise; and
•continue to incorporate climate risks and opportunities into our long-term business planning and strategy.

AVAILABLE INFORMATION
We make available on our website (http://www.coeur.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements, as well as Forms 3, 4 and 5 with respect to our common stock, including any amendments to any of the foregoing, as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). These filings are also available at http://www.sec.gov.
Copies of our Corporate Governance Guidelines, charters of the key committees of the Board (Audit, Compensation and Leadership Development, Executive, Nominating and Corporate Governance, and Environmental, Health, Safety, and Corporate Responsibility Committees) and our Code of Business Conduct and Ethics, applicable to the Chief Executive Officer,

Chief Financial Officer and Chief Accounting Officer, among others, are also available on our website. Information contained on our website is not a part of this report.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including anticipated mineral reserve and resource estimates, exploration efforts and expenditures, development, expansion initiatives at Rochester, Kensington and Silvertip, expectations about timing of deliveries against the Kensington prepayment, LCM adjustments at Rochester, permitting, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including hedging, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those projected in the forward-looking statements include: (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7; (ii) the risk that the Rochester expansion project is not completed on a timely basis or requires more capital than currently anticipated for completion; (iii) the risk that anticipated production, cost, expenditure and expense levels at at Palmarejo, Rochester, Wharf and Kensington are not attained; (iv) the risks and hazards inherent in the mining business (including risks inherent in developing and expanding large-scale mining projects, environmental hazards, industrial accidents, weather or geologically-related conditions); (v) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment; (vi) the impact of geopolitical conditions, pandemics or epidemics, climate change, extreme weather events and other macro conditions, including disruptions to operations, the need for heightened health and safety protocols, inflation, and disruptions to our vendors, suppliers and the communities where we operate; (vii) the uncertainties inherent in Coeur’s production, exploration and development activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions, grade and recovery variability; (viii) any future labor disputes or work stoppages (involving us or our subsidiaries or third parties); (ix) the risk of adverse outcomes in litigation; (x) the uncertainties inherent in the estimation of gold, silver, zinc and lead mineral reserves and resources; (xi) impacts from Coeur’s future acquisition of new mining properties or businesses; (xii) the loss of access or insolvency of any third-party refiner or smelter to whom Coeur markets its production; (xiii) the continued effects of the COVID-19 pandemic, including impacts to workforce, materials and equipment availability; (xiv) inflationary pressures; (xv) continued access to financing sources; (xvi) government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production and on the communities where we operate; (xvii) the effects of environmental and other governmental regulations and government shut-downs; (xviii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; and (xix) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES
 Mineral Reserves and Resources
We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.
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

Item 1A.     Risk Factors
RISKS RELATED TO OUR INDUSTRY
Our results of operations, cash flows and operating costs are highly dependent upon the market prices of gold and silver and of key input commodities used in our business, which are volatile and beyond our control.
Gold and silver are actively traded commodities, and their prices are volatile. During the 12 months ended December 31, 2022, the high and low price for each commodity are set forth in the following table:

Metal	High Price for 2022	Date	Low Price for 2022	Date
Gold (per ounce)	$2,039	March 8, 2022	$1,618	September 28, 2022
Silver (per ounce)	$26.18	March 9, 2022	$17.77	September 1, 2022
Gold and silver prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Gold and silver prices are also affected by prevailing interest rates and returns on other asset classes, expectations of the future rate of inflation and governmental monetary decisions regarding central bank holdings.
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
Operating costs at our mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflation (as was the case during 2022), currency fluctuations, consumer or industrial demand and other factors. An increase in the cost, or decrease in the availability, of input commodities, labor, or equipment, due to factors beyond the Company’s control such as a pandemic or a similar public health threat, may affect the timely conduct and cost of our operations and development projects. Continued volatility in the prices of commodities and other supplies we purchase could lead to higher costs, which would adversely affect results of operations and cash flows.
Volatility in metals prices may also impact the price of our outstanding securities.
Although our results of operations and cash flow will reflect fluctuations in the prices of the metals we produce, short term volatility in the prices of these metals due to speculation in the market may result in significant changes in the price of our securities, which may not be reflective of our operating performance or financial results. For example, the price of silver increased 14% between September 28, 2022 and October 4, 2022, and then decreased by 13% on October 19, 2022. This swing in the price of silver was seemingly attributable to a coordinated effort by market participants to drive up the price of silver and did not reflect changes in the underlying fundamentals that typically drive changes in the price of silver, including supply and demand. The price of our common stock increased by 13% and decreased by 6% during the same periods. The trading volume for shares of our common stock also increased significantly during this period. This volatility in the price of our common stock did not, in our view, reflect any significant change in our business or results of operations during the same period.
The estimation of mineral reserves and mineral resources is imprecise and depends upon subjective factors. Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates.
The mineral reserve and mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, silver, zinc and lead market prices. While the Company believes that its mineral reserve and resource estimates are developed using well-established practices and with appropriate controls, mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, silver, zinc and lead market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development or mining at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects that are different from those predicted, we may adjust our mineral reserve and mineral resource estimates and alter our mining plans. No assurances can be given that any mineral resource estimate will ultimately be reclassified as proven or probable mineral reserves or that inferred resources will be upgraded to measured or indicated resources. Updates to our mining plans or new or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect actual operating performance, production, financial condition, results of operations and cash flows.
A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.
We rely on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold and silver concentrate produced by our mines. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We have existing agreements with refiners and smelters, some of whom operate their refining or smelting facilities outside the United States. We believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, shipping delays, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create (or the necessity to terminate) a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomic or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact refiners, smelters or other third parties with whom we have contractual arrangements or have an indirect effect on our ability to obtain refining, smelting or other third-party services.
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
We maintain insurance policies that protect against property loss and business interruption in amounts that we believe are reasonable taking into account the nature of, and risks related to, our business and operations as well as the cost of policy premiums. Such insurance is, however, subject to certain exclusions and potential claims could exceed policy limits. There is no guarantee that we will receive insurance proceeds with respect to a particular event or loss. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available. Any liabilities that we incur for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.
RISKS RELATED TO OUR OPERATIONS
Our future growth will depend upon our ability to expand existing mines and develop and start-up new mines, either through exploration at existing properties or by acquisition of other mining companies or properties.
Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon our success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of exploration projects or new mining properties, such as the Silvertip exploration property and the Lincoln Hill project and related assets.
While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. Palmarejo completed open pit mining several years ago and evolved to be an underground-only operation, developing new underground mining operations. At

Rochester, a crushing circuit using high pressure grinding roll (“HPGR”) technology was commissioned in 2019, and, in 2020, we obtained permitting for, and began construction of POA 11, which is a significant additional expansion expected to be completed in mid-2023, including the construction of a new leach pad, a crushing facility equipped with two HPGR units and a prescreen, processing facilities and related infrastructure to support the extension of Rochester’s mine life. At Kensington, we completed development and commenced commercial production from a new deposit in 2018 and amended our operating permit to allow for an additional 10 years of mine life by providing for expanded tailings and waste rock storage, increased mill throughput, enhanced infrastructure and other benefits (“POA 1”). Our ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of our control, including, among others, availability of funding on acceptable terms, timing of receipt of permits and approvals from regulatory authorities, obtaining materials and equipment and construction, engineering and other services at favorable prices and terms, and disputes with third-party providers of materials, equipment or services. The construction services related to POA 11 are being performed by contractors, which creates a risk of delays or additional costs to the project resulting from, among other factors: inability to negotiate contracts with favorable pricing and terms; delays in performance of the services; failure of a contractor to comply with applicable laws and regulations; termination of a contract by a contractor before completion of the services; failure by a contractor to obtain necessary equipment or materials; mismanagement by a contractor of its workforce; and insolvency or other financial difficulty encountered by a contractor which results in a delay in services or termination of a contract with the contractor. Expected project benefits are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, and operating costs among others. However, achieving results in line with those estimates is subject to risks and uncertainties such as variability in grade, recovery rates and cost inputs. For example, in 2022, Rochester experienced lower than expected silver recovery rates from its HPGR-crushed ore, which negatively impacted production, costs and cash flow. We cannot provide assurance that we will be able to successfully expand or extend the lives of existing mining operations, and a completed project may not yield the anticipated operational or financial benefits, such as expected availability, throughput, metal recovery rates, concentrate quality, unit costs, operating margin and/or cash flows, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
In addition, we acquired several mining properties in recent years, namely, the Lincoln Hill project and related assets and the Silvertip exploration property. We cannot guarantee that we will be able to successfully develop and start-up new mining properties, restart mining and processing activities at the Silvertip exploration property or acquire additional mining properties on favorable economic terms or at all.
We regularly evaluate and engage in discussions or negotiations regarding acquisition opportunities. Any transactions that we contemplate or pursue would involve risks and uncertainties and would be subject to competition from other mining companies. There can be no assurance with respect to the timing, likelihood or business effect of any possible transaction.
We may be unable to successfully integrate, may not realize the expected benefits of recent or future acquisitions or may face risks associated with divestitures.
We regularly explore opportunities to selectively acquire other businesses or assets or to divest ourselves of all or part of certain assets in support of our growth plans and strategic objectives. There can be no assurance that the anticipated benefits of past acquisitions (including the Silvertip exploration property and Lincoln Hill project) or any future acquisition, will be realized on the originally anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon our ability to effectively manage the integration, performance and operations of entities or properties we acquire. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of our resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip exploration property, acquired in late 2017, was slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired, as well as deteriorating zinc and lead market conditions.
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
•issuance of equity securities as acquisition consideration (which occurred in the Lincoln Hill and Silvertip project acquisitions), resulting in dilution of our existing stockholders;
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
•difficulties or loss of social license to operate resulting from failure of efforts to establish positive relationships and/or agreements with local communities or local indigenous peoples; and
•the acquired business or assets may have significant liabilities, such as environmental liabilities, or significant capital expenditures that we failed to discover or have underestimated.
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
The Company recently sold its interests in the Crown, Sterling and La Preciosa projects. In connection with these dispositions, the Company has provided representations and warranties and indemnities customary for transactions of these types. There may be a risk that the Company may incur liability in the future associated with assets it no longer owns or in which it has a reduced interest.
Significant investment risks and operational costs are associated with exploration and development activities. These risks and costs may result in lower economic returns and may adversely affect our business.
Our ability to sustain or increase current production levels depends in part on successful exploration and development of new ore bodies and expansion of existing mining operations. Substantial expenditures are required to establish mineral reserves, to extract metals from ore and, in the case of new properties, to construct mining and processing facilities.
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations or exploration properties, including the POA 11 expansion project at Rochester and the POA 1 planned mine life extension at Kensington, and future plans to develop the Silvertip and Lincoln Hill projects. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks described in this Item, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
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
In addition, exploration projects, such as the Silvertip or Lincoln Hill projects may have little or no operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of resources and reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations and cash flows may be negatively affected.
The Company may be affected by global supply chain disruptions.
The Company may face supply chain disruptions as a result of macroeconomic matters outside of the Company’s control or ability to mitigate, such as natural disasters, transportation disruptions, economic instability, and global pandemics, among others. Most recently, the Russian invasion of Ukraine has resulted in losses of life, displacement of people, and political and economic disruptions on a global scale. There may be unforeseen impacts from these events globally on commodity prices, liquidity and credit or supply chains, and the Company continues to monitor them closely.
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
If there are significant and sustained declines in relevant metal prices, or if we fail to control production and operating costs or realize the mineable ore reserves at its mining properties, we may terminate or suspend mining operations at one or more properties. These events could require a further write-down of the carrying value of our assets. Any such actions would adversely affect our results of operations and financial condition.
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
A significant portion of our revenues is generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 19 -- Commitments and Contingencies to the Consolidated Financial Statements, we are currently engaged in efforts to recover VAT paid to the Mexican government that is owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through international arbitration. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable of $26.0 million at September 2021. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
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
Our operations outside the United States also expose us to economic and operational risks. Local economic conditions, as well as epidemics, pandemics or natural disasters, can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of our foreign operations, including drug cartel-related violence in Mexico, could adversely affect our ability to operate in an optimal fashion and may impose greater risks of extortion and theft and greater risks to our personnel, supply of goods and services to our operations and our property. These conditions, including security concerns in certain communities surrounding the Palmarejo complex in 2022 impacting third party deliveries of supplies to Palmarejo, could adversely impact our operations and lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows.
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
We sell silver and gold doré, gold concentrate, and silver concentrate in U.S. dollars, but we conduct operations outside the United States in local currency. Currency exchange movements could also adversely affect our results of operations.
Our success depends on developing and maintaining relationships with local communities and other stakeholders.
Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our operations, including indigenous peoples who may have rights or may assert rights to certain of our properties, and other stakeholders in our operating locations. We believe our operations can provide valuable benefits to surrounding communities, in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, we seek to maintain our partnerships and relationships with local communities, including indigenous peoples, and stakeholders in a variety of ways, including in-kind contributions, volunteer time, sponsorships and donations. There is an increasing level of public concern relating to the perceived effect of mining activities on indigenous communities. Evolving expectations related to human rights, indigenous interests and environmental protection may result in opposition to the Company’s current or future activities. Notwithstanding our ongoing efforts, local communities and stakeholders can become dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us or our operations. Any such occurrences could materially and adversely affect our financial condition, results of operations and cash flows.
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
Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington and Palmarejo Mines. We place tailings into engineered containments, underground as structural backfill, and as a dry stack material. In response to several recent tailings dam failures unrelated to our operations that have involved loss of life and resulted in severe property and environmental ecosystem damage, we completed a comprehensive review of our tailings dams and operational practices to characterize our risk profile. We concluded that our tailings dams represent a low exposure risk profile for several reasons, including that our tailings dams were constructed using construction methods recognized in the industry as the most stable tailings dam design using high strength and chemically stable rock in construction. Our dams are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events at third party locations that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings dam or tailings storage facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineral reserves and resources and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.
Our estimates of future production, costs, expenditures and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.
We have in the past, and may in the future, provide estimates and projections of our future production, costs, expenditures and financial results. Any such information is forward-looking. Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, do not express any opinion or any other form of assurance on these estimates and projections. Estimates and projections are made by our management and technical personnel and are qualified by, and subject to the assumptions contained or referred in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralization, recovery rates, our costs of production, the market prices of gold and silver, our ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and doré and related treatment and refining charges, the sufficiency of our infrastructure, the performance of our personnel and equipment, our ability to maintain and obtain mining interests and permits, the state of government and community relations, and our compliance with existing and future laws and regulations. We sometimes state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any production, cost, expenditure or financial results estimates speak only as of the date on which they are made, and we disclaim any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made, and undue reliance should not be placed on them.
Our use of derivative contracts to protect against market price volatility exposes us to risk of opportunity loss, mark-to-market fair value adjustments, potential cash collateral calls and exposure to counterparty credit risk.
We have in the past and in the future may enter into price risk management contracts to protect against fluctuations in the price of gold and silver, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. We entered into price risk management contracts on 2021, 2022 and 2023 gold sales after a significant increase in gold prices during 2019 and 2020. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at existing operations such as POA 11 as well as provide greater certainty in our planning and budgeting process. As of December 31, 2022, contracts with respect to 130,500 ounces of gold were outstanding. See Note 15 — Derivative Financial Instruments in the notes to the Consolidated Financial Statements.
The use of derivative instruments can expose us to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may require us to post cash or other collateral or have a material adverse impact on reported financial results. Our exposure may be particularly acute for our derivative instruments accounted for as cash flow hedges, because those contracts are cash net settled on a monthly basis. The ceiling on the gold ounces covered by the price risk management contracts described above, representing the highest price we could realize for those ounces under outstanding contracts, averages approximately $1,957 per ounce for 2023 production. The price ceiling may be lower than actual spot gold prices at the time of sale under those contracts. In early 2023, the Company added 49,998 ounces of gold forward contracts and 3.2 million ounces of silver forward contracts that settle monthly through December 2023. Taking into account the additional gold and silver hedges added in early 2023 the weighted average fixed price on the forward contracts is $1,961 per ounce of gold and $24.55 per ounce of silver. On February 22, 2023, the closing price of gold and silver was $1,836 and $21.86 per ounce, respectively. We are exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, we could be exposed to a loss of value for that contract.
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
We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations. Although the Company has not experienced any material loss to date relating to cybersecurity, there can be no assurance that the Company will not incur such loss in the future.
We may be expected to continue enhancing our ESG practices to meet evolving and inconsistent standards.
ESG factors, including climate-related initiatives such as GHG emissions targets and climate risk management, are increasingly becoming a metric for institutional shareholders to review and assess the performance of the Company and a significant factor in their investment decisions. We believe we have established ourselves as a leader among peers in ESG and continued to advance our ESG initiatives in 2022, including publishing our 2021 ESG Report, which included specific, objective goals to continue to improve our industry leading safety record, reduce the net intensity of our GHG emissions across the Company, build on our commitment to Diversity, Equity and Inclusion and protect critical habitat. However, there are no assurances that our efforts will be sufficient or meet the standards set by ESG analysts or institutional or other investors.
Our operations may be disrupted, and our financial results may be adversely affected by an outbreak of infectious disease or pandemic.
An outbreak of infectious disease, pandemic or a similar public health threat, such as the COVID-19 pandemic, and the response thereto, could adversely impact our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend operations at one or more of our mines, which could reduce production, limit exploration activities and development projects and impact liquidity and financial results. While we have implemented several initiatives to protect the health and safety of our employees, contractors and communities to date, some of which have and may result in additional costs to us, there can be no assurance that the Company will remain unaffected by potential future health crises.
Illnesses or government restrictions, including potential closure of national borders, related to COVID-19 or a similar public health threat may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely.
Third parties with whom we conduct business, including the refiners and smelters that process and, in some cases, purchase the doré and concentrate produced by our mines, are also subject to these risks and may be required to reduce or suspend operations, which could impact our ability to conduct our operations, advance exploration, development and expansion projects, sell our products and generate revenues.
To the extent the COVID-19 or any other pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section as well as those contained in the 2021 10-K, such as those relating to our operations and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 or similar pandemic, it is not currently possible to estimate the full impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor such situations closely.
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
As of December 31, 2022, we had approximately $515.9 million of outstanding indebtedness. Our ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. Our results of operations and cash flows, in part, are subject to economic factors beyond our control, including the market prices of gold and silver, among other factors described in this Item. Although we have been successful in repaying or refinancing debt historically, there can be no assurance that we can continue to do so. We may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments.
If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, incur additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms, which could have a material adverse impact on the Company. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. The agreements governing our outstanding indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
The terms of our debt impose restrictions on our operations.
The agreements governing our outstanding indebtedness include a number of significant negative covenants. These covenants, among other things:
•limit our ability to obtain additional financing, repurchase outstanding equity or issue debt securities;
•require us to meet certain financial covenants including a senior secured leverage ratio, a consolidated net leverage ratio and a consolidated interest coverage ratio;
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
U.S. surface and underground mines like the Kensington, Rochester and Wharf mines are regularly inspected by the U.S. Mine Safety and Health Administration (“MSHA”). These inspections may lead to written citations or violation notices, which are reported in Exhibit 95.1 to this Report. Recently, MSHA has been conducting more comprehensive inspections of mining operations in general, focusing on miner health and critical safety hazards. Similar inspections are conducted in British Columbia, Canada, at the Silvertip exploration property and in Mexico at the Palmarejo complex by the British Columbia Ministry of Energy, Mines and Petroleum Resources and the Mexican Secretaria del Trabajo y Prevision Social (Secretary of Labor and Social Safety), respectively.
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
Environmental regulations mandate, among other things, the maintenance of air and water quality standards, land development and land reclamation, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation and environmental justice provisions are evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for mining companies and their officers, directors and employees. We may incur environmental costs that could have a material adverse effect on financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that ultimately may be imposed at a mine site affect the cost of remediation and could exceed the financial accruals that we have made for such remediation.

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
Some of the mining waste from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption, and designate these mining wastes as hazardous under RCRA, we would be required to make significant expenditures to manage the waste and to construct hazardous waste storage or disposal facilities. Under the Mercury Export Ban Act of 2008 (“MEBA”), incidental elemental mercury generated at our Rochester mine as part of the processing of ore may not be exported outside of the United States and is required to be stored in a facility capable for long-term mercury management designated by the U.S. Department of Energy (“DOE”). The DOE is undergoing processes to designate such a facility and to establish storage and handling fees, which is not yet final. The outcome could result in material cost being incurred to ship and store Coeur Rochester's mercury. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal/indigenous governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota, in British Columbia (Canada) under the Health, Safety and Reclamation Code for Mines in British Columbia, the British Columbia Environmental Management Act and the Canadian Metal and Diamond Mining Effluent Regulations, and in Mexico under the General Law of Ecological Balance and Protection of the Environment (the "GLEBPE") and the regulations under the GLEBPE related to environmental protection in impact assessment matters.
Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in the U.S., and are regulated under the Environmental Management Act in British Columbia (Canada) and the GLEBPE and the regulations under GLEBPE related to prevention and control of the pollution of the atmosphere in Mexico. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in greenhouse gas emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows.
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
In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for POA 11 at Rochester, POA 1 at Kensington and at Palmarejo to allow the deposit of future tailings into the legacy open pit rather than expand the current tailings impoundment facility. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority and government and third-party sentiment towards the mining industry generally. We may not be able to obtain or renew permits that are necessary to our operations or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of a mine, which in turn could materially adversely affect our revenues and future growth. For example, we experienced prolonged delays by the Mexican federal environmental authority, SEMARNAT, in approving the permit described above to deposit future tailings into the legacy open pit at Palmarejo. As has been publicized in media coverage, we understand that other mining projects in Mexico are also experiencing permitting delays or, in certain circumstances, denials of permits. Any delay in obtaining a permit may require us to revise mine plans or curtail expected production, which could materially adversely affect results of operations and cash flow. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.
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
We operate in certain jurisdictions that have experienced governmental and private sector corruption. The U.S. Foreign Corrupt Practices Act, as well as Canadian and Mexican anti-bribery laws generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations. Our Code of Business Conduct and Ethics and other corporate policies mandate compliance with these anti-bribery laws and we provide training and education on these topics to our employees; however, there can be no assurance that our internal control policies and procedures always will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts or violations of laws committed by our affiliates, employees or agents.
We are subject to litigation and may be subject to additional litigation in the future.
We are currently, and may in the future become, subject to other litigation, arbitration (including the current NAFTA arbitration matter involving recovery of Mexican VAT) or proceedings with other parties. If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. We are currently engaged in litigation with a third party regarding the terms of a royalty impacting a portion of the Kensington mine property. While we believe our claims and counter-claims in this matter are valid, litigation matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality and the likely outcome of this matter will be consistent with the ultimate resolution of the matter. Responding to disputes, even those that are without merit or ultimately decided in our favor, may require us to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially and adversely affect our business. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.
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
We are subject to tax laws in the United States and several foreign jurisdictions. U.S. President Biden’s administration (the “Administration”) has called for changes to fiscal and tax policies, which may include comprehensive tax reform.
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
Additionally, the jurisdictions in which we operate have and may in the future continue to encounter financial difficulties resulting from one or both of lower tax revenue and new and increased costs related to continuing to manage COVID-19 or remedy its impact. National, state or local governments may seek to raise existing taxes or introduce new taxes which may adversely affect our business and financial results.
Currently, the Company incurs losses in certain countries where it does not receive a financial statement benefit, and the Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on the Company’s overall effective tax rate.
In addition, new tax legislation in certain jurisdictions where we operate could negatively affect us. For example, in Nevada, where the Rochester mine and Lincoln Hill project are located, in response to a significant loss of tourism and gaming revenue during 2020, in June 2021 the Governor signed into law a new excise tax on gross proceeds derived from mining gold and silver. In addition, there have been recent proposals by elected officials in Mexico for even more significant increases in mining taxes, although it is unclear whether those proposals will result in legislation. It is difficult to predict whether proposed changes to tax laws in the jurisdictions where we operate will be passed and if passed, the impact of those changes on the Company. Any additional taxes imposed on us could adversely affect our financial condition.
RISKS RELATED TO OUR COMMON STOCK
We have the ability to issue additional equity securities, including in connection with an acquisition of other companies, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.
The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of our existing stockholders’ equity ownership. In March 2022 and December 2022, the Company completed $100.0 million and $50.0 million “at the market” offerings of its common stock, par value $0.01 per share, respectively, and sold a total of 36.8 million shares of common stock at an average price of $4.07 per share.
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

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties

Operating Mine
Exploration Project
Silvertip
Kensington
Wharf
Rochester
Corporate Office
Palmarejo

MINING OPERATIONS
The following description of the Company’s mining operations is qualified in its entirety by reference to the Technical Report Summary for each of the operations included as exhibits to this Report and incorporated by reference into this Item 2. Operating statistics for mining operations are presented in the section entitled “Operating Statistics” below.
Mexico — Palmarejo
The Palmarejo complex, operated by our wholly-owned subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), consists of (1) the Palmarejo processing facility; (2) the Guadalupe underground mine; (3) the Independencia underground mine; (4) the La Nación underground mine; and (5) other nearby deposits and exploration targets. The Palmarejo complex is located approximately 260 miles southwest of Chihuahua, in the state of Chihuahua in Northern Mexico. The coordinates for the centroid of the project are 108° 21.8203’ W longitude and 27° 21.5547’ N latitude (760,781 mE, 3,028,984 mN). Specifically, the Guadalupe mine is located at 108º 21.899’ W longitude and 27º 20.996’ N latitude (760,672 mE, 3,027,949 mN); Independencia is located at 108º 21.752’ W longitude and 27 º 22.078’ N latitude (760,873 mE, 3,029,953 m N); and La Nación is located at 108º 21.809’ W longitude and 27º 21.591’ N latitude (760,797 mE, 3,029,051 mN). All coordinates are in the Universal Transverse Mercator (WSG 84), Zone 12. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.

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
USA (Nevada) — Rochester
The Rochester mine and associated heap leach facilities, operated by our wholly-owned subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”), is an open pit silver and gold mine located in Pershing County, Nevada, approximately 13 miles northeast of the city of Lovelock. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. The centroid location for the Rochester site is 400600 E, 4460300 N and the centroid of Rochester pit is located at 4002045 E, 4460050 N and Nevada Packard open pit is located at 400600E, 4456675E. All coordinates are in Universal Transverse Mercator (WSG 84), Zone 11T. In November 2018, Coeur Rochester acquired the Lincoln Hill, Gold Ridge and Wilco projects adjacent to Rochester from Alio Gold. The Rochester mine is fully supported with electricity, supplied by a local power company. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area.
Rochester is currently undergoing an expansion under POA 11. The expansion project includes the construction of a new leach pad, a crushing facility equipped with two high-pressure grinding roll units and a prescreen, a Merrill-Crowe process plant, and related infrastructure to support the extension of Rochester’s mine life and is expected to be completed in mid-2023.

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
USA (Alaska) — Kensington
The Kensington underground gold mine and associated milling facilities, operated by our wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), are located on the east side of the Lynn Canal about 45 miles north-northwest of Juneau, Alaska. The mine consists of the (i) Kensington Main deposit, (ii) Elmira, and (iii) other nearby deposits and exploration targets. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Coordinates for the project centroid are 0494796 E, 652068 N and the Kensington Portal is located at 0494796 E, 6530584 N. All coordinates are in Universal Transverse Mercator (NAD 1983), Zone 8V.
Kensington is currently undertaking a planned expansion under POA 1, which would increase tailings and waste rock storage capacity to support an expected longer mine life, reflecting positive exploration results, improved metal prices and ongoing operational efficiencies.

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
USA (South Dakota) — Wharf
The Wharf mine, operated by our wholly-owned subsidiaries, Wharf Resources (U.S.A.) Inc. (“Wharf”) and Golden Reward Mining Limited Partnership (“Golden Reward”), is located in the northern Black Hills of western South Dakota, approximately four miles southwest of the city of Lead, South Dakota. Coordinate for the project centroid are 44°20’03”N Latitude, 103°50’06”W Longitude and the Wharf Mine coordinates are 44°20’39”N Latitude, 103°51’02”W Longitude. All coordinates are in Universal Transverse Mercator (WSG 84). Access is established by paved road with power supplied by a local power company.

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

MINING PROJECTS
Canada (British Columbia) — Silvertip
The Silvertip silver-zinc-lead exploration property owned by our wholly-owned subsidiary, Coeur Silvertip Ltd. (“Coeur Silvertip”), is an underground project located in northern British Columbia, Canada just south of the Yukon border. The project centroid coordinates in UTM (NAD 27) are 6,643,900 N and 425,200 E. The project is accessible via a 25-kilometer mine access road off the Alaska Highway.

Stage:	Exploration
Location:	Northern British Columbia, Canada (10 miles south of the Yukon Territory Border)
Mine Type:	Underground
Metals/Mineralization:	Silver, Zinc and Lead; carbonate-hosted massive sulfide deposit
Product:	Concentrate
Ownership:	100%
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

OTHER PROPERTIES
The Company has interests in several other exploration-stage properties in North America, as well as leased or owned real property for office space.
OPERATING STATISTICS

	Palmarejo			Rochester
	2022	2021	2020	2022	2021	2020
Gold produced (oz.)	106,782	109,202	110,608	34,735	27,051	27,147
Silver produced (oz.)	6,708,689	6,820,589	6,269,206	3,061,924	3,158,017	3,174,529

	Kensington			Wharf
	2022	2021	2020	2022	2021	2020
Gold produced (oz.)	109,061	121,140	124,867	79,768	91,136	93,056

	Silvertip
	2022	2021	2020
Silver produced (oz.)	—	—	139,287
Zinc produced (lb.)	—	—	2,459,756
Lead produced (lb.)	—	—	2,176,847
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
•Completion of annual technical statements on each mineral resource and mineral reserve estimate by qualified persons. These technical statements include evaluation of modifying and technical factors, incorporate available reconciliation data, and are based on a cashflow analysis; and
•Internal reviews of block models, mineral resources and mineral reserves using a “layered responsibility” approach with Qualified Person involvement at the site and corporate levels.
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
Exploration and Drilling
Coeur has the following internal controls protocols in place for exploration data:
•Written procedures and guidelines to support preferred sampling methods and approaches, with periodic compliance reviews of adherence to such written procedures and guidelines;
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
•Third-party fully certified labs are used for assays used in public disclosure or resource models;
•Appropriate types of quality control samples are inserted into the sample stream at appropriate frequencies to assess analytical data quality;
•Regular inspection of analytical and sample preparation facilities by appropriately experienced Coeur personnel;
•QA/QC data are regularly verified to ensure that outliers, sample mix-ups, contamination, or laboratory biases during the sample preparation and analysis steps are correctly identified, mitigated or remediated. Changes to database entries are required to be documented; and
•Database upload and verification procedures to ensure the accuracy and integrity of the data being entered into the project database(s). These are typically performed using software data-checking routines. Changes to database entries are required to be documented. Data are subject to regular backups.
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
•Completion of annual technical statements on each mineral resource and mineral reserve estimate by qualified persons. These technical statements include evaluation of modifying and technical factors, incorporate available reconciliation data, and are based on a cashflow analysis; and
•Internal reviews of block models, mineral resources and mineral reserves using a “layered responsibility” approach with qualified person involvement at the site and corporate levels.

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
MINERAL RESERVES

		Summary Gold Mineral Reserves at End of the Fiscal Year Ended December 31, 2022(1)(2)(3)(8)
		Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo(4)	100%	4,081	0.059	241	14,119	0.050	712	18,200	0.052	953
United States
Rochester(5)	100%	425,748	0.003	1,079	38,001	0.002	93	463,749	0.003	1,172
Kensington(6)	100%	939	0.180	169	1,273	0.189	240	2,212	0.184	409
Wharf(7)	100%	6,379	0.031	199	27,328	0.026	709	33,707	0.027	908
Total Gold		437,147	0.004	1,688	80,721	0.022	1,754	517,868	0.007	3,442

		Summary Silver Mineral Reserves at End of the Fiscal Year Ended December 31, 2022(1)(2)(3)(8)
		Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo(4)	100%	4,081	4.21	17,172	14,119	3.44	48,565	18,200	3.61	65,737
United States
Rochester(5)	100%	425,748	0.39	166,172	38,001	0.36	13,803	463,749	0.39	179,975
Total Silver		429,829	0.43	183,344	52,120	1.20	62,368	481,949	0.51	245,712
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
(2)    Assumed metal prices for 2022 Mineral Reserves were $21.00 per ounce of silver, $1,600 per ounce of gold, $1.15 per pound of zinc, $0.95 per pound of lead. Except for Kensington at $1,700 per ounce of gold.
(3)    The Mineral Reserve estimates are current as of December 31, 2022, are reported using the definitions in Item 1300 of Regulation S-K and were prepared by the company’s technical staff.
(4)    Mineral Reserve estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 2.02–2.07 g/t AuEq and an incremental development cut-off grade of 1.05 g/t AuEq; metallurgical recovery assumption of 90.5% for gold and 82.5% for silver; mining dilution assumes 0.4-1.0 meter of hanging wall waste dilution; mining loss of 20% was applied; variable mining costs that range from US$44.74–US$47.13/tonne, surface haulage costs of US$4.01/tonne, process costs of US$29.17/tonne, general and administrative costs of US$12.56/tonne, and surface/auxiliary support costs of US$3.24/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Reserves.
(5)    Mineral Reserve estimates are tabulated within a confining pit design and use the following input parameters: Rochester oxide variable recovery Au = 77.7-93.7% and Ag = 59.4%; Rochester sulfide variable recovery Au = 15.2-77.7% and Ag = 0.0-59.4%; with a net smelter return cutoff of $3.25/st oxide and US$3.35/st sulfide; Nevada Packard oxide recovery Au = 92.0% and Ag = 61.0%; with a net smelter return cutoff of $4.40/st for oxide, where the NSR is calculated as resource net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 43º over the life-of-mine.
(6)    Mineral Reserve estimates use the following key input parameters: assumption of conventional underground mining; gold price of $1700/oz; reported above a gold cut-off grade of 0.133-0.135 oz/st Au; metallurgical recovery assumption of 94%; gold payability of 97.5%; mining dilution varies from 15-23%; mining loss of 5% was applied; variable mining costs that range from US$87.13–90.00/ton mined; process costs of US$54.38/ton processed; general and administrative costs of US$54.76/ton processed; and concentrate refining and shipping costs of US$88.39/oz sold.
(7)    Mineral Reserve estimates use the following key input parameters: assumption of conventional open pit mining; reported above a gold cut-off grade of 0.010 oz/ton Au; average metallurgical recovery assumption of 79.1%; royalty burden of US$64/oz Au; pit slope angles that vary from 34–50º; mining costs of US$2.39/ton mined, process costs of US$11.91/ton processed (includes general and administrative costs).

(8)    Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tons, grades, and contained metal contents.

MINERAL RESOURCES

		Summary Gold Mineral Resources at End of the Fiscal Year Ended December 31, 2022(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	100%	4,030	0.066	267	16,704	0.054	907	20,734	0.057	1,174	5,633	0.067	380
United States
Rochester Mine, USA(7)	100%	94,296	0.002	187	15,507	0.002	27	109,803	0.002	214	77,001	0.002	148
Kensington Mine, USA(5)	100%	2,412	0.276	665	1,309	0.293	384	3,721	0.282	1,049	1,246	0.282	351
Wharf Mine, USA(6)	100%	1,166	0.022	26	13,303	0.020	267	14,469	0.020	293	3,149	0.020	63
Lincoln Hill Project, USA(9)	100%	4,642	0.012	58	27,668	0.011	306	32,310	0.011	364	22,952	0.011	255
Wilco Project, USA(10)	100%	—	—	—	—	—	—	—	—	—	25,736	0.021	531
Total Gold		106,546	0.011	1,203	74,491	0.025	1,891	181,037	0.017	3,094	135,717	0.013	1,728

		Summary Silver Mineral Resources at End of the Fiscal Year Ended December 31, 2022(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	100%	4,030	4.39	17,689	16,704	3.42	57,062	20,734	3.61	74,751	5,633	3.19	17,948
United States
Rochester Mine, USA(7)	100%	94,296	0.33	31,452	15,507	0.34	5,332	109,803	0.33	36,784	77,001	0.34	26,151
Lincoln Hill Project, USA(9)	100%	4,642	0.34	1,592	27,668	0.31	8,655	32,310	0.32	10,247	22,952	0.36	8,163
Wilco Project, USA(10)	100%	—	—	—	—	—	—	—	—	—	25,736	0.13	3,346
Canada
Silvertip Mine, Canada(8)	100%	680	11.46	7,798	6,375	8.21	52,317	7,055	8.52	60,115	1,873	7.70	14,414
Total Silver		103,648	0.56	58,531	66,254	1.86	123,366	169,902	1.07	181,897	133,195	0.53	70,022

		Summary Zinc Mineral Resources at End of the Fiscal Year Ended December 31, 2022(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	100%	680	9.9%	134,462	6,375	9.7%	1,230,898	7,055	9.7%	1,365,360	1,873	10.1%	378,088

		Summary Lead Mineral Resources at End of the Fiscal Year Ended December 31, 2022(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	100%	680	7.7%	104,870	6,375	4.8%	617,279	7,055	5.1%	722,149	1,873	4.4%	165,985

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
(2)Mineral Resource estimates are reported exclusive of mineral reserves, are current as of December 31, 2022, are reported using definitions in Item 1300 of Regulation S-K and were prepared by the company’s technical staff.
(3)Assumed metal prices for 2022 estimated Mineral Resources were $25.00 per ounce of silver, $1,800 per ounce of gold, $1.30 per pound of zinc, $1.00 per pound of lead, unless otherwise noted.
(4)Mineral Resource estimates use the following key input parameters: Assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 1.75-1.84 g/t AuEq; metallurgical recovery assumption of 90.5% for gold and 82.5% for silver; variable mining costs that range from US$42.50–US$47.13/tonne, surface haulage costs of US$4.01/tonne, process costs of US$29.17/tonne, general and administrative costs of US$12.56/tonne, and surface/auxiliary support costs of US$3.24/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Resources.
(5)Mineral Resource estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold cut-off grade that ranges from 0.125–0.191 oz/ton Au; metallurgical recovery assumption of 94%; gold payability of 97.5%, variable mining costs that range from US$87.13–175.48/ton mined; process costs of US$54.38/ton processed; general and administrative costs of US$54.76/ton processed; and concentrate refining and shipping costs of US$88.39/oz sold.
(6)Mineral Resource estimates use the following key input parameters: assumption of conventional open pit mining; reported above a gold cut-off grade of 0.010 oz/ton Au; average metallurgical recovery assumption of 78.7% across all rock types; royalty burden of US$64/oz Au; pit slope angles that vary from 34–50º; mining costs of $2.39/ton mined, process costs of US$11.91/ton processed (includes general and administrative costs).
(7)Mineral Resource estimates are tabulated within a confining pit shell and use the following input parameters: Rochester oxide variable recovery Au = 77.7-93.7% and Ag = 59.4%; Rochester sulfide variable recovery Au = 15.2-77.7% and Ag = 0.0-59.4%; with a net smelter return cutoff of $3.25/st oxide and US$3.35/st sulfide; Nevada Packard oxide recovery Au = 92.0% and Ag = 61.0%; with a net smelter return cutoff of $4.40/st for oxide, where the NSR is calculated as resource net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 43º over the life-of-mine.
(8)Underground Mineral Resource estimates are reported using a net smelter return (“NSR”) cutoff of US$130/tonne. Mineral Resources are reported insitu using the following assumptions: The estimate use the following key input parameters: lead recovery of 89-90%, zinc recovery of 82-83% and silver recovery of 83-84%. Lead concentrate grade of 53-54%; zinc concentrate grade of 56-57%; mining costs of US$68.77/tonne; processing costs of US$58.20/tonne and US$46.49/tonne, where the NSR ($/tonne) = tonnes x grade x metal prices x metallurgical recoveries – royalties – TCRCs – transport costs over the life of the mine.
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
(10)Open Pit Mineral Resource estimates are reported using an equivalent gold cutoff of 0.20 ounces per ton assuming a silver to gold ratio of 60:1. Resources are reported in-situ and contained withed a conceptual measured, indicated and inferred optimized pit shell. Silver price of US$20/oz, gold price of US$1,400/oz. Average oxide and sulfide gold recovery is 70%, average carbonaceous gold recovery is 50%. Average oxide and sulfide gold recovery is 60%. Average carbonaceous silver recovery is 50%. Open pit mining cost is US$1.50/ton, processing and processing and G&A cost is US$5.46/ton; average pit slope angles of 50º. The technical and economic parameters are those that were used in the 2018 Resource Estimation. Based on the QPs review of the estimate, there would be no material change to the mineral resources if a gold price of US$1,700/oz, a silver price of US$22/oz or economic parameters were updated. Therefore the 2018 Mineral Resource report is considered current and is presented unchanged.
(11)Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tons, grades, and contained metal contents.

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
On February 20, 2023, there were 295,644,735 outstanding shares of the Company’s common stock which were held by approximately 1,112 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX
The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2017 and ending December 31, 2022 to (i) S&P 500, (ii) a peer group consisting of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Eldorado Gold Corporation, Endeavor Mining Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, SSR Mining Inc., and Yamana Gold Inc. (“Peer Group”) and (iii) the Arca Gold Miners Index (the “TSR Peer Group”), which the Company intends to use as its peer group index solely for purposes of the relative total stockholder return (“TSR”) calculation under the Company’s equity compensation program beginning in 2023. The Company formerly included Kirkland Lake Gold Ltd., which was acquired by Agnico Eagle Mines Limited in 2022, in the Peer Group.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

200
175
150
125
100
75
50
25
Dec-2017
Dec-2018
Dec-2019
Dec-2020
Dec-2021
Dec-2022
Coeur Mining
S&P 500
Peer Group
TSR Peer Group

	Dec. 2017	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022
Coeur Mining	100.0	59.60	107.73	138.00	67.20	44.80
S&P 500 Index	100.0	95.62	125.72	148.85	191.58	156.88
Peer Group	100.0	76.52	118.74	173.57	137.17	127.63
TSR Peer Group	100.0	90.38	126.28	154.70	137.88	123.72

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this Item. We provide Costs applicable to sales (“CAS”) allocation, referred to as the co-product method, based on revenue contribution for Palmarejo and Rochester and based on the primary metal, referred to as the by-product method, for Wharf. Revenue from secondary metal, such as silver at Wharf, is treated as a cost credit.
Overview
We are primarily a gold and silver producer with operating assets located in the United States and Mexico and an exploration project in Canada.
2022 Highlights
For the full year 2022, Coeur reported revenue of $785.6 million and cash provided by operating activities of $25.6 million. We reported GAAP net loss of $78.1 million, or $(0.28) per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $139.0 million and net loss of $89.1 million or $(0.32) per diluted share.
•Solid fourth quarter production growth led to full-year production within guidance ranges – Gold and silver production increased 5% and 4% quarter-over-quarter, respectively, to 87,727 ounces and 2.5 million ounces. Full-year gold and silver production totaled 330,346 ounces and 9.8 million ounces, respectively, within the Company’s consolidated production guidance ranges
•Rochester delivered strong quarterly performance – Fourth quarter production at Rochester totaled 973,000 ounces and 11,589 ounces of silver and gold, respectively, representing quarter-over-quarter increases of 31% and 32%.
•POA 11 expansion nearing scheduled mid-year construction completion and remains on-track – Construction at Rochester is scheduled to be completed mid-year 2023. At the end of 2022, the project was 74% complete. The new Stage VI leach pad is now operational, with first ore placed on February 1, 2023. As of December 31, 2022, approximately $605 million of the estimated capital had been committed, of which $494 million of the estimated capital cost had been incurred. Total estimated project capital remains unchanged at $650 - $670 million
•Exploration investment drives approximately 12% and 3% year-over-year increases in gold and silver reserves, respectively – Gold reserves at Kensington grew roughly 56% year-over-year, adding approximately a year and a half to its mine life. Successful exploration at Silvertip contributed to year-over-year increases in measured and indicated resources of 73%, 69% and 81% in silver, zinc and lead, respectively, excluding reclassified ounces. Over the last five years, the Company has invested approximately $245 million in exploration, leading to increases of approximately 21% and 49% in Company-wide gold and silver reserves, respectively over the five-year period
•Liquidity further bolstered to support remaining elevated levels of growth investments – The sale of the Crown Sterling holdings was completed on November 4, 2022 for upfront cash consideration of $150 million. On January 17, 2023, Coeur announced the sale of its remaining shares of Victoria Gold Corporation (“Victoria Gold”) for net cash proceeds of approximately $40 million. Coeur ended the quarter with total liquidity of approximately $342 million, including $62 million of cash and $280 million of available capacity under its $390 million revolving credit facility (“RCF”) and is further supported by robust hedges covering approximately 52% and 29% of 2023 estimated gold and silver production, respectively. As adjusted to reflect the receipt of proceeds from Victoria Gold, Coeur’s total liquidity stood at $382 million at December 31, 2022
•2023 guidance ranges consistent with 2022 investor day outlook – The Company expects 2023 gold and silver production of 320,000 - 370,000 ounces and 10.0 - 12.0 million ounces, respectively, driven by strong expected second half silver and gold production increases consistent with the planned ramp-up at Rochester following completion of the POA 11 expansion project and by higher expected production from the Wharf gold operation

Selected Financial and Operating Results

	Year Ended December 31,
In thousands	2022	2021	2020
Financial Results (In thousands):
Gold sales	$572,877	$578,911	$584,633
Silver sales	$212,759	$253,917	$200,175
Zinc sales	$—	$—	$(662)
Lead sales	$—	$—	$1,315
Consolidated Revenue	$785,636	$832,828	$785,461
Net income (loss)	$(78,107)	$(31,322)	$25,627
Net income (loss) per share, diluted	$(0.28)	$(0.13)	$0.11
Adjusted net income (loss)(1)	$(89,059)	$(1,393)	$59,013
Adjusted net income (loss) per share, diluted(1)	$(0.32)	$(0.01)	$0.24
EBITDA(1)	$72,038	$148,402	$214,767
Adjusted EBITDA(1)	$138,954	$216,112	$263,565
Total debt(2)	$515,933	$487,501	$275,501
Operating Results:
Gold ounces produced	330,346	348,529	355,678
Silver ounces produced	9,816,680	10,068,112	9,698,236
Zinc pounds produced	—	—	2,459,756
Lead pounds produced	—	—	2,176,847
Gold ounces sold	329,968	350,347	356,251
Silver ounces sold	9,771,724	10,133,837	9,628,429
Zinc pounds sold	—	—	3,203,446
Lead pounds sold	—	—	2,453,485
Average realized price per gold ounce	$1,736	$1,652	$1,641
Average realized price per silver ounce	$21.77	$25.06	$20.79
Average realized price per zinc pound, gross(3)	$—	$—	NM(3)
Average realized price per lead pound, gross(3)	$—	$—	NM(3)
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.
(3)Due to the suspension of mining and processing activities at Silvertip these amounts are not meaningful.

Consolidated Financial Results
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Revenue
We sold 329,968 gold ounces and 9.8 million silver ounces, compared to 350,347 gold ounces and 10.1 million silver ounces. Revenue decreased by $47.2 million, or 6%, as a result of a 6% and 4% decrease in gold and silver ounces sold, respectively, and a 13% decrease in average realized silver prices, partially offset by a 5% increase in average realized gold prices driven by the favorable impact of realized gains from gold hedges. The decrease in gold and silver ounces sold was primarily due to lower grades at Palmarejo, Kensington and Wharf. Gold and silver represented 73% and 27% of 2022 sales revenue, respectively. This compares to gold and silver representing 70% and 30% of 2021 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2022	2021
Gold sales	$572,877	$578,911	$(6,034)	(1)%
Silver sales	212,759	253,917	(41,158)	(16)%
Metal sales	$785,636	$832,828	$(47,192)	(6)%
Costs Applicable to Sales
Costs applicable to sales increased $95.0 million, or 19%, primarily due to higher operating costs partially impacted by continued inflationary pressures relating to consumable costs, most notably higher diesel prices, and increased lower of cost or net realizable value (“LCM”) adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization decreased $16.7 million primarily due to lower gold and silver ounces sold and longer assumed mine lives at Palmarejo, Kensington and Wharf.
Expenses
General and administrative expenses decreased $0.9 million, or 2%, primarily due to lower stock-based compensation expense.
Exploration expense decreased $24.5 million, or 48% driven by lower planned investment across the portfolio.
Pre-development, reclamation, and other expenses decreased $7.4 million, or 15%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and lower ongoing carrying costs at Silvertip, partially offset by higher asset retirement accretion. The following table summarizes pre-development, reclamation, and other expenses:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2022	2021
COVID-19	$1,739	$6,618	$(4,879)	(74)%
Silvertip ongoing carrying costs	20,963	24,928	(3,965)	(16)%
Asset retirement accretion	14,232	11,988	2,244	19%
Other	4,353	5,144	(791)	(15)%
Pre-development, reclamation and other expense	$41,287	$48,678	$(7,391)	(15)%
Other Income and Expenses
During the first quarter of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) concurrent with the offering of the 2029 Senior Notes.
Fair value adjustments, net, decreased to a loss of $66.7 million compared to a $0.5 million loss as a result of a reduction in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $11.2 million) increased to $23.9 million from $16.5 million due to higher interest paid under the RCF, partially offset by higher capitalized interest.
Other, net increased to a gain of $67.0 million compared to a loss of $22.9 million in 2021, as a result of the $62.2 million gain recognized in connection with the sale of the Sterling/Crown exploration properties and a write-down of a $26.0 million Mexican VAT receivable in 2021 due to uncertain collectability. For additional details on the VAT receivable write-down see Note 19 -- Commitments and Contingencies.

Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year Ended December 31,
In thousands	2022	2021
Income and mining tax (expense) benefit at statutory rate	$13,249	$(764)
State tax provision from continuing operations	2,871	2,009
Change in valuation allowance	(36,670)	(28,615)
Percentage depletion	3,538	4,968
Uncertain tax positions	655	920
U.S. and foreign permanent differences	365	4,105
Foreign exchange rates	(145)	(384)
Foreign inflation and indexing	2,897	(1,087)
Foreign tax rate differences	(4,994)	(4,901)
Mining, foreign withholding, and other taxes	(11,070)	(12,599)
Sale of non-core assets	15,447	—
Other, net	(801)	1,390
Income and mining tax (expense) benefit	$(14,658)	$(34,958)
Income and mining tax expense of approximately $14.7 million resulted in an effective tax rate of 23.1% for 2022. This compares to income tax expense of $35.0 million for an effective tax rate of 961.4% for 2021.The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) the sale of non-core assets; (iv) mining taxes; (v) percentage depletion; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2022		2021
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(107,477)	$2,516	$(34,196)	$(6,142)
Canada	(32,249)	(51)	(52,299)	1,224
Mexico	77,316	(17,123)	87,233	(30,040)
Other jurisdictions	(1,039)	—	2,898	—
	$(63,449)	$(14,658)	$3,636	$(34,958)
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
Net Loss
Net loss was $78.1 million, or $0.28 per diluted share, compared to $31.3 million, or $0.13 per diluted share. The increase in net loss was driven by a 6% and 4% decrease in gold and silver ounces sold, respectively, a 13% decrease in average realized silver prices, higher operating costs, including increased LCM adjustments at Rochester, unfavorable changes in the fair value of the Company’s equity investments, and a realized loss of $15.6 million in connection with the sale of Victoria Gold common shares. This was partially offset by a 5% increase in average realized gold prices driven by realized gains from gold hedging, a $62.2 million gain on the sale of the Sterling/Crown exploration properties, lower exploration costs and income and mining taxes, absence of a $9.2 million loss on debt extinguishment and the VAT write-down of $26.0 million in 2021.

Adjusted net loss was $89.1 million, or $0.32 per diluted share, compared to $1.4 million, or $0.01 per diluted share (see “Non-GAAP Financial Performance Measures”).
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
Costs Applicable to Sales
Costs applicable to sales increased $71.2 million, or 16%, primarily due to inflationary pressures related to employee-related, maintenance and consumable costs at all operating sites, higher silver ounces sold primarily at Palmarejo, the Rochester fourth quarter LCM adjustment of $7.3 million, partially offset by a $13.8 million favorable impact from foreign currency hedges.
Amortization
Amortization decreased $3.1 million, or 2%, primarily due to longer assumed mine life based on year-end 2020 mineral reserve growth, partially offset by higher silver ounces sold.
Expenses
General and administrative expenses increased $6.7 million, or 20%, primarily due to higher compensation, travel and outside service costs.
Exploration expense increased $8.5 million, or 20%, as the Company maintained its commitment to a higher-level of exploration investment in 2021.
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
Fair value adjustments, net, decreased to a loss of $0.5 million compared to a gain of $7.6 million as a result of a reduction in value of the Company’s equity investments. The estimated fair values of the Company’s equity investments in Victoria Gold and Integra Resources Corp. (“Integra Resources”) were $124.2 million and $8.0 million, respectively, at December 31, 2021.
Interest expense (net of capitalized interest of $11.1 million) decreased to $16.5 million from $20.7 million due to higher capitalized interest associated with the POA 11 project at Rochester, and lower interest paid under the RCF, partially offset by higher interest paid under the 2029 Senior Notes compared to the 2024 Senior Notes and higher interest paid under finance lease obligations.
Other, net increased to a loss of $22.9 million compared to a loss of $5.9 million due to a write-down of the $26.0 million VAT receivable, partially offset by an increase in gains on the sale of assets in 2021 and a one-time fee of $3.8 million related to the novation of certain of the Company’s gold zero cost collars incurred in 2020.

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

Net Loss
Net loss was $31.3 million, or $0.13 per diluted share, compared to net income of $25.6 million, or $0.11 per diluted share. The decrease in net income was driven by higher operating costs, the $26.0 million VAT write-down , higher exploration expense, a $9.2 million loss on debt extinguishment and higher income and mining taxes. This was partially offset by a 1% and 21% increase in average realized gold and silver prices, respectively and higher silver ounces sold (5%). Adjusted net loss was $1.4 million, or $0.01 per diluted share, compared to an adjusted net income of $59.0 million, or $0.24 per diluted share (see “Non-GAAP Financial Performance Measures”).
2023 Guidance Framework
Gold and silver production is expected to increase compared to 2022, driven by the planned construction completion of POA 11 at Rochester mid-year as well as higher expected grades at Wharf due to mine sequencing and resource model enhancements. Overall cost guidance has increased compared to 2022 primarily driven by expected continued inflationary pressures on operating costs.
Additionally, with the completion of the POA 11 expansion construction expected in mid-2023, Coeur has elected to defer providing cost guidance at Rochester until mid-year, following the transitional period anticipated in the first half of 2023. The Company expects to have an LCM adjustment at Rochester of roughly $10 - $15 million each quarter in 2023.
2023 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	100,000 - 112,500	6,500 - 7,500
Rochester	35,000 - 50,000	3,500 - 4,500
Kensington	100,000 - 112,500	—
Wharf	85,000 - 95,000	—
Total	320,000 - 370,000	10,000 - 12,000

2023 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$900 - $1,050	$14.25 - $15.25
Rochester (co-product)	—	—
Kensington	$1,500 - $1,700	—
Wharf (by-product)	$1,200 - $1,350	—

2023 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$120 - $145
Capital Expenditures, Development	$200 - $235
Exploration, Expensed	$30 - $35
Exploration, Capitalized	$10 - $15
General & Administrative Expenses	$36 - $40

Note: The Company’s guidance figures assume estimated prices of $1,800/oz gold and $23.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Year Ended December 31,
	2022	2021	2020
Tons milled	2,197,808	2,106,741	1,751,525
Average gold grade (oz/t)	0.05	0.06	0.07
Average silver grade (oz/t)	3.63	3.93	4.45
Average recovery rate – Au	92.1%	92.8%	89.9%
Average recovery rate – Ag	84.2%	82.4%	80.4%
Gold ounces produced	106,782	109,202	110,608
Silver ounces produced	6,708,689	6,820,589	6,269,206
Gold ounces sold	107,157	108,806	110,822
Silver ounces sold	6,695,454	6,805,816	6,301,516
CAS per gold ounce(1)	$886	$664	$610
CAS per silver ounce(1)	$13.09	$11.97	$9.14
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Gold and silver production decreased 2% as a result of 12% and 8% lower gold and silver grades, respectively, partially offset by 4% higher mill throughput. Metal sales were $303.4 million, or 38% of Coeur’s metal sales, compared with $320.3 million, or 38% of Coeur’s metal sales. Revenue decreased by $16.8 million or 5%, of which $12.0 million was due to lower average realized silver prices and $4.8 million resulting from lower gold and silver production. Costs applicable to sales per gold and silver ounce increased 33% and 9%, respectively, due to the mix of gold and silver sales, lower production, higher employee-related and consumable costs primarily due to inflationary pressures, and the absence of the favorable impact of foreign currency hedges ($13.8 million) included in the prior year. Amortization decreased by $0.7 million to $35.4 million due to lower sales and longer assumed mine life. Capital expenditures increased to $42.6 million from $36.5 million due to higher underground development, infill drilling activities and flotation and thickener equipment purchases.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold production decreased 1% as a result of lower gold grade, partially offset by higher mill throughput and recoveries. Silver production increased 9% as a result of higher mill throughput and recoveries, partially offset by lower silver grade. Metal sales were $320.3 million, or 38% of Coeur’s metal sales, compared with $286.6 million, or 36% of Coeur’s metal sales. Revenue increased by $33.7 million, or 12%, of which $23.9 million was due to higher average realized silver prices and $9.8 million was the result of a higher volume of silver sales. Costs applicable to sales per gold and silver ounce increased 9% and 31%, respectively, due to the mix of gold and silver sales, and higher employee-related, maintenance and consumable costs largely due to inflationary pressures, partially offset by the favorable impact of foreign currency hedges ($13.8 million). Amortization decreased to $36.1 million due to longer assumed mine life based on year-end 2020 mineral reserve growth. Capital expenditures increased to $36.5 million from $25.0 million due to higher underground development and infill drilling activities.

Rochester

	Year ended December 31,
	2022	2021	2020
Tons placed	14,919,803	13,687,536	15,696,565
Average gold grade (oz/t)	0.003	0.002	0.002
Average silver grade (oz/t)	0.41	0.42	0.52
Gold ounces produced	34,735	27,051	27,147
Silver ounces produced	3,061,924	3,158,017	3,174,529
Gold ounces sold	34,370	27,697	26,257
Silver ounces sold	3,028,986	3,241,624	3,054,139
CAS per gold ounce(1)	$2,403	$1,801	$1,377
CAS per silver ounce(1)	$27.26	$25.10	$16.35
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Gold production increased 28% primarily due to increased tons placed and higher gold grades, while silver production decreased 3%, as a result of lower silver grades and timing of recoveries. Metal sales were $129.7 million, or 17% of Coeur’s metal sales, compared with $130.8 million, or 16% of Coeur’s metal sales. Revenue decreased by $1.2 million, or 1%, of which $9.1 million was primarily due to lower average realized silver prices, partially offset by an increase of $7.9 million primarily due to higher gold production. Costs applicable to sales per gold and silver ounce increased 33% and 9%, respectively, due to the mix of gold and silver sales and higher LCM adjustments of $46.0 million compared to $12.6 million in the prior year, driven by lower silver metal prices, higher employee-related, maintenance, diesel and other consumable costs primarily due to inflationary pressures. Amortization increased to $22.6 million due to higher equipment depreciation from recent equipment purchases and the impact of LCM adjustments. Capital expenditures increased to $246.4 million from $166.5 million due to planned payments related to the POA 11 expansion project and equipment purchases.
As of December 31, 2022, the Company had committed approximately $605 million of capital since inception of the POA 11 expansion project and approximately $494 million of the estimated project cost had been incurred. Total estimated project capital remains between $650 - $670 million. At the end of 2022, the project was 74% complete.
Progress on the Merrill-Crowe plant remained on schedule, including (i) completion of mechanical equipment setting, (ii) completion of process plant building cladding, (iii) commencement of electrical cable installation and continuation of piping installation, and (iv) successful completion of control systems programming and factory testing.
Further work on the crusher corridor also advanced, including (i) completion of the first lift of the primary crusher vertical concrete, (ii) continuation of steel erection and equipment installation above the secondary cone crushers in the secondary crusher area, (iii) continuation of steel erection and equipment installation above the tertiary HPGR crushers in the tertiary crusher area, and (iv) commencement of control systems programming.
Coeur made solid progress on the final major high-voltage electrical distribution and substation construction, while also advancing pre-commissioning planning and system development. Mechanical completion remains on target for mid-2023 with ramp-up and commissioning expected to take place during the second half of the year.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold and silver production remained comparable year over year. Metal sales were $130.8 million, or 16% of Coeur’s metal sales, compared with $110.3 million, or 14% of Coeur’s metal sales. Revenue increased by $20.6 million, or 19%, of which $13.3 million was the result of higher average realized gold and silver prices and $7.3 million was the result of a higher volume of gold and silver sales. Costs applicable to sales per gold and silver ounce increased 31% and 54%, respectively, due to the mix of gold and silver sales, higher employee-related, maintenance and consumable costs partially due to inflationary pressures, and a LCM adjustment of $7.3 million. Amortization increased to $20.2 million due to higher equipment depreciation from recently placed-in service assets and an LCM adjustment of $1.1 million in the fourth quarter. Capital expenditures increased to $166.5 million from $37.5 million due to the commencement of construction activities related to POA 11 in August 2020.

Kensington

	Year ended December 31,
	2022	2021	2020
Tons milled	700,346	667,560	675,731
Average gold grade (oz/t)	0.17	0.19	0.20
Average recovery rate	92.5%	93.2%	93.0%
Gold ounces produced	109,061	121,140	124,867
Gold ounces sold	108,972	122,181	124,793
CAS per gold ounce(1)	$1,423	$1,086	$975
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Gold production decreased 10% as a result of 10% lower grades and lower recoveries, partially offset by 5% higher mill throughput. Metal sales were $202.5 million, or 26% of Coeur’s metal sales, compared to $215.0 million, or 26% of Coeur’s metal sales. Revenue decreased by $12.5 million, or 6%, of which $24.2 million resulted from lower gold production, partially offset by an increase of $11.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 31% due to lower production and higher employee-related, maintenance, diesel and other consumable costs primarily due to inflationary pressures. Amortization decreased to $39.0 million primarily due to lower ounces sold and longer assumed mine life. Capital expenditures increased to $31.5 million from $27.5 million due to higher infill drilling and underground development.
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold production decreased 3% as a result of lower grade and lower mill throughput. Metal sales were $215.0 million, or 26% of Coeur’s metal sales, compared to $216.5 million, or 28% of Coeur’s metal sales. Revenue decreased by $1.5 million, or 1%, of which $4.6 million resulted from lower volume of gold sales, partially offset by an increase of $3.1 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 11% due to lower production and higher employee-related, maintenance and consumable costs, partially due to inflationary pressures. Amortization increased to $54.9 million primarily due to higher Jualin production, partially offset by lower ounces sold. Capital expenditures increased to $27.5 million from $19.8 million due to higher infill drilling and underground development.
Wharf

	Year ended December 31,
	2022	2021	2020
Tons placed	4,506,849	4,702,882	4,710,875
Average gold grade (oz/t)	0.021	0.027	0.027
Gold ounces produced	79,768	91,136	93,056
Silver ounces produced	46,067	89,506	115,214
Gold ounces sold	79,469	91,663	94,379
Silver ounces sold	47,284	86,397	113,790
CAS per gold ounce(1)	$1,283	$997	$923
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Gold production decreased 12% driven by lower grades. Metal sales were $150.0 million, or 19% of Coeur’s metal sales, compared to $166.7 million, or 20% of Coeur’s metal sales. Revenue decreased by $16.7 million, or 10%, of which $23.8 million was due to a lower gold production, partially offset by an increase of $7.1 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 29% due to lower production and higher diesel and other consumable costs primarily due to inflationary pressures. Amortization decreased to $8.2 million due to lower ounces sold. Capital expenditures were $3.1 million.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Gold production decreased 2% driven by the timing of recoveries. Metal sales were $166.7 million, or 20% of Coeur’s metal sales, compared to $170.2 million, or 22% of Coeur’s metal sales. Revenue decreased by $3.5 million, or 2%, of which $5.6 million resulted from a lower volume of gold sales, partially offset by an increase of $2.1 million due to higher average realized gold and silver prices. Costs applicable to sales per gold ounce increased 8% due to higher equipment rental, diesel and employee-related costs partially due to inflationary pressures. Amortization decreased to $11.0 million due to lower ounces sold. Capital expenditures were $8.1 million reflecting $4.0 million of infill drilling.
Silvertip

	Year Ended December 31,
	2022	2021	2020
Silver ounces produced	—	—	139,287
Zinc pounds produced	—	—	2,459,756
Lead pounds produced	—	—	2,176,847
Silver ounces sold	—	—	158,984
Zinc pounds sold	—	—	3,203,446
Lead pounds sold	—	—	2,453,485
Costs applicable to sales per silver ounce(2)	$—	$—	NM (1)
Costs applicable to sales per zinc pound(2)	$—	$—	NM (1)
Costs applicable to sales per lead ounce(2)	$—	$—	NM (1)
(1) Due to the suspension of mining and processing activities these amounts are not meaningful.
(2) See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2022
Silvertip suspended mining and processing activities, unrelated to COVID-19, in February 2020. Ongoing carrying and suspension costs are included in Pre-development, reclamation, and other.
Coeur conducted an order of magnitude assessment on multiple throughput scenarios to narrow the range of options for a preferred path forward for Silvertip. Continued resource growth as well as optimization of operating and capital costs are expected to further enhance project economics. Near-term, the Company is focused on exploration and managing care and maintenance costs as the Company continues to develop plans for a potential expansion and restart of the Silvertip.
Ongoing carrying costs at Silvertip totaled $21.0 million in 2022, compared to $24.9 million in the prior year. Capital expenditures in 2022 totaled $24.8 million compared to $70.1 million in the prior year due to continued infill drilling and underground development.

Liquidity and Capital Resources
At December 31, 2022, the Company had $63.2 million of cash, cash equivalents and restricted cash and $280.4 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $4.8 million in the year ended December 31, 2022, due to $150.2 million from the sale of the Sterling/Crown exploration properties in the fourth quarter of 2022, net proceeds of $147.4 million from the sale of 36.8 million shares of its common stock under two “at the market” equity offering programs completed in 2022 described below, $40.5 million received in July 2022 from the sale of a portion of the Victoria Gold common shares, $15.3 million received from the sale of the La Preciosa project and $25.6 million of net cash flows provided from operations impacted by a 4% and 10% decrease in gold and silver ounces sold, respectively and a 16% decrease in average realized silver prices and higher operating costs primarily due to inflationary pressures partially offset by $352.4 million of capital expenditures primarily related to the POA 11 expansion project at Rochester.
In March 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March Equity Offering”). The Company sold a total of 22.1 million shares of common stock in the March Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.0 million.
On May 2, 2022, the Company entered into an amendment (the “Amendment”) to the RCF to, among other things, increase the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate of $390.0 million. On November 9, 2022, the Company entered into an amendment (the “November Amendment”) to the RCF. The November Amendment, among other things, (1) modified the financial covenants to provide greater flexibility under the consolidated net leverage ratio requirement through the December 31, 2023 test date, with the ratio returning to the original level as outlined in the RCF starting with the March 31, 2024 test date (the “Amendment Period”), (2) allowed up to $50 million for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increased the interest rate on certain borrowings through early 2023, (4) required the Company to repay outstanding amounts under the RCF if cash-on-hand exceeds $60 million during the Amendment Period, and (5) restricted certain payments and the incurrence of certain liens during the Amendment Period. At December 31, 2022, the Company had $80.0 million drawn and $29.6 million in outstanding letters of credit under the RCF.
On June 28, 2022, the Company entered into an agreement to sell 5.0 million shares of common stock of Victoria Gold at a price of $8.34 per Victoria Gold Common Share, for net proceeds of $40.5 million received in July 2022. At December 31, 2022, the Company held $44.2 million of equity securities including a 9.4% interest in Victoria Gold. In January 2023, the Company sold its remaining 6.0 million Victoria Gold common shares, at a price of $6.70 per share, for net proceeds of $39.8 million.
On September 18, 2022, the Company entered into a Stock Purchase Agreement (“Crown Sterling Agreement”) with AngloGold Ashanti (U.S.A.) Holdings Inc. and its affiliate (“Buyer”) for the sale of 100% of the issued and outstanding shares of Coeur Sterling, Inc., a subsidiary of Coeur that holds the Sterling/Crown exploration properties near Beatty, Nevada, in exchange for: (A) a cash payment of $150.2 million at the closing of the transaction, subject to a customary purchase price adjustment and (B) the right to an additional payment of $50.0 million should Buyer, its affiliates or its successors report gold resources in the Sterling/Crown exploration properties (including any in-situ ounces mined after the closing of the Transaction) equal to or greater than 3,500,000 gold ounces, subject to certain additional terms and conditions detailed in the Crown Sterling Agreement. The transaction was consummated on November 4, 2022.
In December 2022, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “December Equity Offering”). The Company sold a total of 14.8 million shares of common stock in the December Equity Offering at an average price of $3.39 per share, raising net proceeds (after sales commissions) of $49.2 million.
As of December 31, 2022, the Company had outstanding forward contracts on 130,500 ounces of gold at December 31, 2022 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. In early 2023, the Company added 49,998 ounces of gold forward contracts and 3.2 million ounces of silver forward contracts that settle monthly through December 2023. Taking into account the additional gold and silver hedges added in early 2023 the weighted average fixed price on the forward contracts is $1,961 per ounce of gold and $24.55 per ounce of silver.
We currently believe we have sufficient sources of funding to meet our business requirements for the next 12 months and longer-term. We expect to use a combination of cash provided by operating activities under-pinned by our gold and silver hedging programs, sale of non-core investments, borrowings under our RCF and additional equity financings depending on future commodity prices to fund near term capital requirements, including those described in this Report for the POA 11 expansion project at Rochester and in our 2023 capital expenditure guidance. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration and potential development of our other projects, such as the Lincoln Hill area adjacent to Rochester.
As of December 31, 2022, the Company committed approximately $605 million of capital since inception of the project and approximately $494 million of the estimated project cost had been incurred. Total estimated project capital remains $650 - $670 million. At the end of 2022, the project was 74% complete.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 was $25.6 million, compared to $110.5 million for the year ended December 31, 2021. Adjusted EBITDA for the year ended December 31, 2022 was $139.0 million, compared to $216.1 million for the year ended December 31, 2021 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Year Ended December 31,
In thousands	2022	2021	2020
Cash flow before changes in operating assets and liabilities	$71,862	$145,615	$162,434
Changes in operating assets and liabilities:
Receivables	4,452	(983)	(9,463)
Prepaid expenses and other	240	489	(2,621)
Inventories	(51,448)	(27,628)	(34,538)
Accounts payable and accrued liabilities	510	(7,011)	32,897
Cash provided by (used in) operating activities	$25,616	$110,482	$148,709
Net cash provided by operating activities decreased $84.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a 6% and 4% decrease in lower gold and silver ounces sold, respectively, a 13% decrease in average realized silver prices, and higher operating costs, partially offset by a 5% increase in average realized gold prices driven by the favorable impact of realized gains from gold hedges, lower exploration costs, timing of VAT collections at Palmarejo, and lower Silvertip ongoing carrying costs. Revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 decreased by $47.2 million, of which $43.3 million was due to a lower volume of gold and silver sales and $3.9 million was due to lower average realized silver prices.
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
Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2022 was $146.2 million compared to $304.1 million in the year ended December 31, 2021. Cash used in investing activities decreased primarily due to receipt of net proceeds of $150.2 million and $15.3 million from the sale of the Sterling/Crown exploration properties and La Preciosa project, respectively, and net proceeds of $40.5 million in July 2022 from the sale of a portion of the Victoria Gold common shares, partially offset by an increase in capital expenditures. The Company incurred capital expenditures of $352.4 million in the year ended December 31, 2022 compared with $309.8 million in the year ended December 31, 2021. Capital expenditures in the year ended December 31, 2022 were primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the year ended December 31, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington.
The Company is experiencing inflationary pressures, specifically with respect to building materials and fuel as well as overall tightness in the construction market related to capital projects, most notably at the POA 11 project at Rochester, and to operating costs company-wide.
Net cash used in investing activities in the year ended December 31, 2021 was $304.1 million compared to $65.7 million in the year ended December 31, 2020. Cash used in investing activities increased primarily due to construction activities related to POA 11 at Rochester and the potential expansion at Silvertip in the current period and the impact of the net proceeds of $19.4 million from the sale of Metalla Royalty & Streaming Ltd. common shares in the comparable period of 2020. The Company incurred capital expenditures of $309.8 million in the year ended December 31, 2021 compared with $99.3 million in the year ended December 31, 2020. Capital expenditures in the year ended December 31, 2021 were primarily related to POA 11 construction activities at Rochester, potential expansion expenditures at Silvertip and underground development at Palmarejo and Kensington. Capital expenditures in the year ended December 31, 2020 were primarily related to POA 11 at Rochester, which commenced construction activities during the third quarter, and underground development at Palmarejo and Kensington.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the year ended December 31, 2022 was $125.0 million compared to $158.1 million in the year ended December 31, 2021. During the year ended December 31, 2022, the Company drew $15.0 million, net, from the RCF and received net proceeds of $147.4 million from the sale of 36,820,110 shares of its common stock in the March Equity Offering and the December Equity Offering. During the year ended December 31, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, and drew $65.0 million, net, from the RCF, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums.

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
The Company secured a finance lease package for nearly $60.0 million during the year ended December 31, 2021, of which $55.7 million has been funded. The package is earmarked for planned equipment purchases for the POA 11 project in 2021, 2022, and 2023 and has an interest rate of 5.2%.

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
Impairment of Long-lived Assets
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold and silver prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.
Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold and silver that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineral reserves and resources could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
Gold and silver prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional Impairment of Long-lived Assets.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. As of December 31, 2022, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 40,083 and 4.7 million, respectively.
Reclamation
The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, Reclamation, and Other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. See Note 11 -- Reclamation in the notes to the Consolidated Financial Statements for additional information.
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
The Company has asserted indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not record a U.S. deferred tax liability for foreign earnings that meet the indefinite reversal criteria. Refer to Note 12 -- Income and Mining Taxes for further discussion on our assertion.
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

	Year Ended December 31,
In thousands except per share amounts	2022	2021	2020
Net income (loss)	(78,107)	$(31,322)	$25,627
Fair value adjustments, net	66,668	543	(7,601)
Foreign exchange loss (gain)	1,648	1,994	(69)
(Gain) loss on sale of assets and securities	(64,429)	(4,111)	2,484
RMC bankruptcy distribution	(1,651)	—	—
VAT litigation	1,142	—	—
VAT write-off	—	25,982	—
Loss on debt extinguishment	—	9,173	—
Silvertip inventory write-down	—	—	13,717
Wharf inventory write-down	—	—	3,323
Silvertip suspension costs	—	—	7,164
Silvertip lease modification	—	—	(4,051)
Silvertip gain on contingent consideration	—	—	(955)
Novation	—	—	3,819
COVID-19 costs	1,739	6,618	15,555
Interest income on notes receivables	(720)	—	—
Tax effect of adjustments(1)	(15,349)	(10,270)	—
Adjusted net income (loss)	$(89,059)	$(1,393)	$59,013

Adjusted net income (loss) per share, Basic	$(0.32)	$(0.01)	$0.25
Adjusted net income (loss) per share, Diluted	$(0.32)	$(0.01)	$0.24
(1) For the year ended December 31, 2022, tax effect of adjustments of $15.3 million (-558%) is primarily related to the to the fair value adjustments on the Company’s equity investments and the derecognition of deferred tax liabilities related to the sale of La Preciosa and the Sterling /Crown exploration properties . For the year ended December 31, 2021, tax effect of adjustments of $10.3 million (-27%) is primarily related to the VAT write-off.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is a measure used in the indenture governing the 2029 Senior Notes and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income (Loss) or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income (loss) in the following table:

	Year Ended December 31,
In thousands except per share amounts	2022	2021	2020
Net income (loss)	$(78,107)	$(31,322)	$25,627
Interest expense, net of capitalized interest	23,861	16,451	20,708
Income tax provision (benefit)	14,658	34,958	37,045
Amortization	111,626	128,315	131,387
EBITDA	72,038	148,402	214,767
Fair value adjustments, net	66,668	543	(7,601)
Foreign exchange (gain) loss	850	2,779	2,445
Asset retirement obligation accretion	14,232	11,988	11,754
Inventory adjustments and write-downs	49,085	14,738	1,144
(Gain) loss on sale of assets and securities	(64,429)	(4,111)	2,484
RMC bankruptcy distribution	(1,651)	—	—
VAT litigation	1,142	—	—
VAT write-off	—	25,982	—
Loss on debt extinguishment	—	9,173	—
Silvertip inventory write-down	—	—	13,717
Silvertip suspension costs	—	—	7,164
Silvertip lease modification	—	—	(4,051)
Silvertip gain on contingent consideration	—	—	(955)
COVID-19 costs	1,739	6,618	15,555
Novation	—	—	3,819
Wharf inventory write-down	—	—	3,323
Interest income on notes receivables	(720)	—	—
Adjusted EBITDA(1)	$138,954	$216,112	$263,565
(1) At September 30, 2022, the Company modified its method of calculating Adjusted EBITDA to include the cumulative impact of the LCM adjustments, if applicable, year over year. Previously, annual Adjusted EBITDA only included the current quarter LCM adjustment. For the years ended December 31, 2022 and 2021, the modification increased the Adjusted EBITDA measure by $38.0 million and $5.3 million, respectively. This modification to the Adjusted EBITDA measure was made to be consistent with the treatment of LCM adjustments in the Company’s amended RCF facility, which was completed on November 9, 2022.

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

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flow from operations	$25,616	$110,482	$148,709
Capital expenditures	352,354	309,781	99,279
Free cash flow	$(326,738)	$(199,299)	$49,430

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

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2019
Cash provided by (used in) operating activities	$25,616	$110,482	$148,709
Changes in operating assets and liabilities:
Receivables	(4,452)	983	9,463
Prepaid expenses and other	(240)	(489)	2,621
Inventories	51,448	27,628	34,538
Accounts payable and accrued liabilities	(510)	7,011	(32,897)
Operating cash flow before changes in working capital	$71,862	$145,615	$162,434

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
Year Ended December 31, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$218,008	$187,792	$194,757	$111,310	$4,912	$716,779
Amortization	(35,432)	(22,626)	(39,032)	(8,247)	(4,912)	(110,249)
Costs applicable to sales	$182,576	$165,166	$155,725	$103,063	$—	$606,530

Metal Sales
Gold ounces	107,157	34,370	108,972	79,469		329,968
Silver ounces	6,695,454	3,028,986	—	47,284	—	9,771,724
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$886	$2,403	$1,423	$1,283
Silver ($/oz)	$13.09	$27.26			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Year Ended December 31, 2021

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$189,717	$151,427	$187,998	$104,617	$4,797	$638,556
Amortization	(36,062)	(20,187)	(54,933)	(11,038)	(4,797)	(127,017)
Costs applicable to sales	$153,655	$131,240	$133,065	$93,579	$—	$511,539

Metal Sales
Gold ounces	108,806	27,697	122,181	91,663		350,347
Silver ounces	6,805,816	3,241,624	—	86,397	—	10,133,837
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$664	$1,801	$1,086	$997
Silver ($/oz)	$11.97	$25.10			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—

Year Ended December 31, 2020

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$170,077	$100,418	$171,204	$102,108	$26,580	$570,387
Amortization	(44,873)	(14,306)	(49,477)	(12,473)	(8,923)	(130,052)
Costs applicable to sales	$125,204	$86,112	$121,727	$89,635	$17,657	$440,335

Metal Sales
Gold ounces	110,822	26,257	124,793	94,379		356,251
Silver ounces	6,301,516	3,054,139		113,790	158,984	9,628,429
Zinc pounds					3,203,446	3,203,446
Lead pounds					2,453,485	2,453,485

Costs applicable to sales
Gold ($/oz)	$610	$1,377	$975	$923
Silver ($/oz)	$9.14	$16.35			NM (1)
Zinc ($/lb)					NM (1)
Lead ($/lb)					NM (1)
(1) Due to the suspension of mining and processing activities these amounts are not meaningful.

Reconciliation of Costs Applicable to Sales for 2023 Guidance (1)

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$240,135	$198,827	$115,365
Amortization	(39,570)	(39,229)	(5,803)
Costs applicable to sales	$200,565	$159,598	$109,562
By-product credit	—	—	(759)
Adjusted costs applicable to sales	$200,565	$159,598	$108,803

Metal Sales
Gold ounces	106,452	106,863	87,388
Silver ounces	6,802,113	—	32,346

Revenue Split
Gold	51%	100%	100%
Silver	49%

Adjusted costs applicable to sales
Gold ($/oz)	$900 - $1,050	$1,500 - $1,700	$1,200 - $1,350
Silver ($/oz)	$14.25 - $15.25
(1) With the completion of the POA 11 expansion construction expected in mid-2023, Coeur has elected to defer providing cost guidance at Rochester until mid-year 2023.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 15 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Prices
Gold and silver prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Decreases in the market price of gold and silver can also significantly affect the value of our metal inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at December 31, 2022 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,726 and $1,715 per ounce, respectively, and a short-term and long-term silver price of $21.17 and $21.36 per ounce, respectively.
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

Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 130,500 ounces of gold at December 31, 2022 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. In early 2023, the Company added 49,998 ounces of gold forward contracts and 3.2 million ounces of silver forward contracts that settle monthly through December 2023. Taking into account the additional gold and silver hedges added in early 2023, the weighted average fixed price on the forward contracts is $1,961 per ounce of gold and $24.55 per ounce of silver. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2022 10-K and part II, Item 1A of this report.
At December 31, 2022, the fair value of the gold forward contracts was an asset of $12.3 million. For the year ended December 31, 2022, the Company recognized a gain of $28.5 million related to expired contracts in Revenue and the remaining outstanding forwards contracts were included in accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at December 31, 2022 would result in a net realized loss and gain of $4.8 million and $44.3 million, respectively. The December 31, 2022 closing price of gold was $1,814 per ounce. As of February 22, 2023, the closing price of gold was $1,836 per ounce.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At December 31, 2022, the Company had outstanding provisionally priced sales of 14,556 ounces of gold at an average price of $1,786. Changes in gold prices resulted in provisional pricing mark-to-market gain of $0.37 million during the twelve months ended December 31, 2022. A 10% change in realized gold prices would cause revenue to vary by $2.6 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at December 31, 2022.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at December 31, 2022.
Investment Risk
Equity Price Risk
The Company is exposed to changes in the fair value of our investments in equity securities. For the year ended December 31, 2022, the Company recognized unrealized losses of $47.9 million in Fair value adjustments, net due to decreases in the stock price of those equity securities. At December 31, 2022, the fair value of the equity securities was $44.2 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $4.4 million.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2023 expressed an unqualified opinion.
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
Ore on Leach Pads – Rochester mine
As described further in Notes 2 and 5 to the consolidated financial statements, the Company’s ore on leach pads balance of $134 million which includes the Rochester mine for a total of $109 million as of December 31, 2022. This is a current balance of $58 million and a non-current balance of $51 million. The measurement and valuation of the ore on leach pads balance involves significant management estimates and assumptions related to the measure of metal content of ore placed on the leach pads, including recovery rates and ore grades. The balance is determined based on actual production costs incurred to produce and place ore on the leach pads, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads for the Rochester mine as a critical audit matter.
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
•We obtained and tested Rochester’s 2022 roll forward of the estimated ounces and costs added to, recovered from, and the resulting ending amounts of ounces and costs of the ore on leach pads balance, including testing of certain assumptions, such as recovery rates, ore grades and the related lower of cost or market analysis.
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
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 22, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
February 22, 2023

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2022	December 31, 2021
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$61,464	$56,664
Receivables	4	36,333	32,417
Inventory	5	61,831	51,281
Ore on leach pads	5	82,958	81,128
Equity securities	6	32,032	—
Prepaid expenses and other		25,814	13,847
Assets held for sale	21	—	54,240
		300,432	289,577
NON-CURRENT ASSETS
Property, plant and equipment, net		392,320	319,967
Mining properties, net		997,435	852,799
Ore on leach pads	5	51,268	73,495
Restricted assets		9,028	9,138
Equity securities	6	12,120	132,197
Receivables	4, 14	22,023	—
Other		61,517	57,249
TOTAL ASSETS		$1,846,143	$1,734,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$96,123	$103,901
Accrued liabilities and other	20	92,863	87,946
Debt	9,10	24,578	29,821
Reclamation	11	5,796	2,931
Liabilities held for sale	21	—	11,269
		219,360	235,868
NON-CURRENT LIABILITIES
Debt	9,10	491,355	457,680
Reclamation	11	196,635	178,957
Deferred tax liabilities		14,459	21,969
Other long-term liabilities		35,318	39,686
		737,767	698,292
COMMITMENTS AND CONTINGENCIES	19
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 295,697,624 issued and outstanding at December 31, 2022 and 256,919,803 at December 31, 2021		2,957	2,569
Additional paid-in capital		3,891,265	3,738,347
Accumulated other comprehensive income (loss)		12,343	(1,212)
Accumulated deficit		(3,017,549)	(2,939,442)
		889,016	800,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,846,143	$1,734,422
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year Ended December 31,
		2022	2021	2020
	Notes	In thousands, except share data
Revenue	3	$785,636	$832,828	$785,461
COSTS AND EXPENSES
Costs applicable to sales(1)	3	606,530	511,539	440,335
Amortization		111,626	128,315	131,387
General and administrative		39,460	40,399	33,722
Exploration		26,624	51,169	42,643
Pre-development, reclamation, and other	16	41,287	48,678	55,654
Total costs and expenses		825,527	780,100	703,741
OTHER INCOME (EXPENSE), NET
Loss on debt extinguishment		—	(9,173)	—
Fair value adjustments, net	14	(66,668)	(543)	7,601
Interest expense, net of capitalized interest	10	(23,861)	(16,451)	(20,708)
Other, net	16	66,971	(22,925)	(5,941)
Total other income (expense), net		(23,558)	(49,092)	(19,048)
Income (loss) before income and mining taxes		(63,449)	3,636	62,672
Income and mining tax (expense) benefit	12	(14,658)	(34,958)	(37,045)
NET INCOME (LOSS)		$(78,107)	$(31,322)	$25,627
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		37,445	22,783	(12,434)
Reclassification adjustments for realized (gain) loss on cash flow hedges		(23,890)	(12,859)	1,434
Other comprehensive income (loss)		13,555	9,924	(11,000)
COMPREHENSIVE INCOME (LOSS)		$(64,552)	$(21,398)	$14,627

NET INCOME (LOSS) PER SHARE	17
Basic income (loss) per share:
Basic		$(0.28)	$(0.13)	$0.11

Diluted		$(0.28)	$(0.13)	$0.11
(1) Excludes amortization.

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2022	2021	2020
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(78,107)	$(31,322)	$25,627
Adjustments:
Amortization		111,626	128,315	131,387
Accretion		14,850	12,897	11,984
Deferred taxes		(18,450)	(10,932)	(7,283)
Loss on debt extinguishment	10	—	9,173	—
Fair value adjustments, net	14	63,529	543	(7,634)
Stock-based compensation	13	10,030	13,660	8,548
Gain on modification of right of use lease		—	—	(4,051)
Gain on the sale of Sterling/Crown		(62,249)	—	—
Write-downs	5	45,978	38,596	16,821
Deferred revenue recognition	19	(15,887)	(16,226)	(16,702)
Other		542	911	3,737
Changes in operating assets and liabilities:
Receivables		4,452	(983)	(9,463)
Prepaid expenses and other current assets		240	489	(2,621)
Inventory and ore on leach pads		(51,448)	(27,628)	(34,538)
Accounts payable and accrued liabilities		510	(7,011)	32,897
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		25,616	110,482	148,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(352,354)	(309,781)	(99,279)
Proceeds from the sale of assets		165,829	6,824	5,529
Purchase of investments		—	(1,955)	(2,500)
Sale of investments		40,469	935	30,831
Other		(107)	(99)	(252)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(146,163)	(304,076)	(65,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	17	147,408	—	—
Issuance of notes and bank borrowings, net of issuance costs	10	320,000	592,493	150,000
Payments on debt, finance leases, and associated costs	9,10	(338,721)	(430,101)	(175,984)
Silvertip contingent consideration		—	—	(18,750)
Other		(3,661)	(4,256)	(1,801)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		125,026	158,136	(46,535)
Effect of exchange rate changes on cash and cash equivalents		401	(423)	649
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		4,880	(35,881)	37,152
Cash, cash equivalents and restricted cash at beginning of period		58,289	94,170	57,018
Cash, cash equivalents and restricted cash at end of period		$63,169	$58,289	$94,170

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	241,529	$2,415	$3,598,472	$(2,933,747)	$(136)	$667,004
Net income (loss)	—	—	—	25,627	—	25,627
Other comprehensive income (loss)	—	—	—	—	(11,000)	(11,000)
Common stock issued for Silvertip contingent consideration payment	878	9	5,286	—	—	5,295
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,345	14	6,539	—	—	6,553
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	(31,322)	—	(31,322)
Other comprehensive income (loss)	—	—	—	—	9,924	9,924
Common stock issued for investment	12,786	128	118,649			118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	381	3	9,401	—	—	9,404
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	(78,107)	—	(78,107)
Other comprehensive income (loss)	—	—	—	—	13,555	13,555
Common stock issued under "at the market" stock offering	36,820	368	146,547	—	—	146,915
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,959	20	6,371	—	—	6,391
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016

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
In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and impacts of global events such as the COVID-19 pandemic could result in material impairment charges related to these assets.
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
Receivables

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. As of December 31, 2022, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 40,083 and 4.7 million, respectively.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into mineral reserve. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $21.6 million and $19.9 million at December 31, 2022 and 2021, respectively, were capitalized.
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
At September 30, 2021, the La Preciosa project met the held for sale criteria. However, considering that the La Preciosa project was not an operating mine, the Company determined that the expected disposal of the La Preciosa project did not represent a strategic shift that had a major effect on the entity's results and operations, therefore, the applicable assets, liabilities presented at December 31, 2021 are classified on the Consolidated Balance Sheets as held for sale. The operating results for the applicable period presented are not presented separately as held for sale. The closing of the sale of the La Preciosa project occurred on March 21, 2022. See Note 21 -- Dispositions.
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2022 and 2021, the Company held certificates of deposit and cash under these agreements of $9.0 million and $9.1 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have elected to not recognize operating lease assets and liabilities for short-term leases that have a lease term of twelve months or less. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 9 -- Leases for additional information related to the Company’s operating and finance leases.
Reclamation
The Company recognizes obligations for the expected future retirement of tangible long-lived assets and other associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, reclamation, and other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected prospectively in the period an estimate is revised. See Note 11 -- Reclamation for additional information.

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
For derivatives not designated as hedging instruments, the Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the value of derivative instruments not designated as hedging instruments are recorded each period in the Consolidated Statements of Comprehensive Income (Loss) in Fair value adjustments, net or Revenue. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates. See Note 15 -- Derivative Financial Instruments and Hedging Activities for additional information.
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
The fair value of restricted stock is based on the Company's stock price on the date of grant. The fair value of performance leverage stock units with market conditions is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts. See Note 13 -- Stock-Based Compensation for additional information.
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
The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $22.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheets. See Note 19 -- Commitments and Contingencies for additional detail.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Year Ended December 31,
In thousands	2022	2021	2020
Opening Balance	$8,150	$9,376	$11,061
Revenue Recognized	(739)	(1,226)	(1,685)
Closing Balance	$7,411	$8,150	$9,376
In December 2021, the Company received a $15.0 million prepayment (the “December 2021 Prepayment”) for deliveries of gold concentrate from the Kensington mine pursuant to the Amended Sales Contract (as defined in Note 19 -- Commitments and Contingencies). In March 2022, the Company exercised an option to receive a $10.0 million prepayment (the “March 2022 Prepayment). The Amended Sales Contract was further amended in June 2022 to consolidate the remaining deliveries of $15.0 million and $10.0 million under the December 2021 Prepayment and March 2022 Prepayment (the “June 2022 Consolidated Prepayment”). In December 2022, the Company exercised an option to receive a $25.0 million prepayment (the “December 2022 Prepayment”) concurrent with the repayment of the June 2022 Consolidated Prepayment in full. The Amended Sales Contract represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Consolidated Balance Sheets. See Note 19 -- Commitments and Contingencies for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a roll forward of the Amended Sales Contract liability balance:

	Year Ended December 31,
In thousands	2022	2021	2020
Opening Balance	$15,016	$15,003	$15,009
Additions	36,020	30,013	30,177
Revenue Recognized	(26,020)	(30,000)	(30,183)
Closing Balance	$25,016	$15,016	$15,003
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

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip exploration property. Except for the Silvertip exploration property, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip exploration property, which suspended mining and processing activities in February 2020, is engaged in the discovery of silver, zinc and lead. Other includes the Sterling/Crown exploration properties (which were sold in the fourth quarter of 2022), other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts. In 2022 the Company disposed of the Sterling/Crown exploration properties and La Preciosa project, see Note 21 -- Dispositions for additional information.
Financial information relating to the Company’s segments is as follows (in thousands):

Year Ended December 31, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$157,595	$64,460	$201,859	$148,963	$—	$—	$572,877
Silver sales	145,839	65,203	634	1,083	—	—	212,759
Metal sales	303,434	129,663	202,493	150,046	—	—	785,636
Costs and Expenses
Costs applicable to sales(1)	182,576	165,166	155,725	103,063	—	—	606,530
Amortization	35,432	22,626	39,032	8,247	4,912	1,377	111,626
Exploration	6,605	4,627	6,637	—	4,628	4,127	26,624
Other operating expenses	4,372	7,340	1,870	1,947	22,322	42,896	80,747
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(66,668)	(66,668)
Interest expense, net	(12)	(810)	(1,446)	(66)	(176)	(21,351)	(23,861)
Other, net(3)	3,204	(506)	(21)	506	(354)	64,142	66,971
Income and mining tax (expense) benefit	(28,771)	876	127	(2,868)	—	15,978	(14,658)
Net Income (loss)	$48,870	$(70,536)	$(2,111)	$34,361	$(32,392)	$(56,299)	$(78,107)
Segment assets(2)	$295,715	$809,116	$148,516	$105,209	$244,151	$67,275	$1,669,982
Capital expenditures	$42,648	$246,360	$31,456	$3,138	$24,797	$3,955	$352,354
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 16 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$150,098	$49,659	$214,635	$164,519	$—	$—	$578,911
Silver sales	170,176	81,163	370	2,208	—	—	253,917
Metal sales	320,274	130,822	215,005	166,727	—	—	832,828
Costs and Expenses
Costs applicable to sales(1)	153,655	131,240	133,065	93,579	—	—	511,539
Amortization	36,062	20,187	54,933	11,038	4,797	1,298	128,315
Exploration	8,561	6,016	6,656	143	15,287	14,506	51,169
Other operating expenses	4,443	5,886	6,299	1,786	25,031	45,632	89,077
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	(543)	(543)
Interest expense, net	(592)	(1,034)	(704)	(145)	1,276	(15,252)	(16,451)
Other, net(3)	(28,197)	(357)	(150)	1,650	(1,465)	5,594	(22,925)
Income and mining tax (expense) benefit	(29,730)	559	(414)	(4,799)	1,478	(2,052)	(34,958)
Net Income (loss)	$59,034	$(33,339)	$12,784	$56,887	$(43,826)	$(82,862)	$(31,322)
Segment assets(2)	$294,893	$559,283	$142,926	$87,579	$230,617	$109,636	$1,424,934
Capital expenditures	$36,539	$166,548	$27,522	$8,072	$70,069	$1,031	$309,781
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 16 -- Additional Comprehensive Income (Loss) Detail for additional detail

Year Ended December 31, 2020	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$154,056	$46,337	$216,497	$167,743	$—	$—	$584,633
Silver sales	132,525	63,916	—	2,504	1,230	—	200,175
Zinc sales	—	—	—	—	(662)	—	(662)
Lead sales	—	—	—	—	1,315	—	1,315
Metal sales	286,581	110,253	216,497	170,247	1,883	—	785,461
Costs and Expenses
Costs applicable to sales(1)	125,204	86,112	121,727	89,635	17,657	—	440,335
Amortization	44,873	14,306	49,477	12,473	8,923	1,335	131,387
Exploration	6,955	3,303	8,568	905	12,228	10,684	42,643
Other operating expenses	7,927	5,144	12,012	838	23,123	40,332	89,376
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	7,601	7,601
Interest expense, net	(918)	(1,142)	(1,017)	(182)	(672)	(16,777)	(20,708)
Other, net(3)	(5,273)	(2,718)	(18)	(69)	1,793	344	(5,941)
Income and mining tax (expense) benefit	(28,029)	(863)	(1,244)	(6,644)	—	(265)	(37,045)
Net Income (loss)	$67,402	$(3,335)	$22,434	$59,501	$(58,927)	$(61,448)	$25,627
Segment assets(2)	$305,291	$346,986	$169,414	$75,047	$157,529	$177,886	$1,232,153
Capital expenditures	$25,511	$37,542	$19,825	$2,447	$13,144	$810	$99,279
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 16 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	December 31, 2022	December 31, 2021
Total assets for reportable segments	$1,669,982	$1,424,934
Cash and cash equivalents	61,464	56,664
Other assets	114,697	252,824
Total consolidated assets	$1,846,143	$1,734,422

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	December 31, 2022	December 31, 2021
United States	$899,960	$704,007
Mexico	251,950	244,758
Canada	237,723	223,876
Other	122	125
Total	$1,389,755	$1,172,766

Revenue	Year ended December 31,
	2022	2021	2020
United States	$482,202	$512,554	$496,997
Mexico	303,434	320,274	286,581
Canada	—	—	1,883
Total	$785,636	$832,828	$785,461
The Company's doré, as well as the concentrate product produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had five trading counterparties at December 31, 2022. The Company's sales of doré or concentrate product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 74%, 74%, and 72%, of total metal sales for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company's gold concentrate product from the Kensington mine and the zinc and lead concentrates from the Silvertip exploration property are or were sold under a variety of agreements with smelters and traders, and the smelters and traders pay the Company for the metals recovered from the concentrates. The Company’s sales of concentrate produced by the Kensington and Silvertip exploration property (solely in 2020 for periods prior to the suspension of active mining operations) amounted to approximately 26%, 26%, and 28% of total metal sales for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not have a material adverse effect on the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years December 31, 2022, 2021, and 2020 (in millions):

	Year ended December 31,
Customer	2022	2021	2020	Segments reporting revenue
Bank of Montreal	$341.5	$98.7	$17.0	Palmarejo, Rochester, Wharf
Ocean Partners	168.9	176.4	161.0	Palmarejo, Kensington, Silvertip
Asahi	125.3	323.8	272.1	Palmarejo, Rochester, Kensington, Wharf
Argor-Heraeus	49.3	23.3	79.9	Palmarejo, Rochester
Toronto Dominion Bank	26.5	61.9	88.6	Rochester
Techemet Metal Trading	—	62.2	81.8	Rochester, Wharf

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	December 31, 2022	December 31, 2021
Current receivables:
Trade receivables	$6,302	$4,879
VAT receivable	10,741	18,415
Income tax receivable	9,719	8,418
Avino note receivable (1)	4,926	—
Gold forwards realized gains (2)	4,059	—
Other	586	705
	$36,333	$32,417
Non-current receivables:
Deferred cash consideration (1)	$7,677	$—
Contingent consideration (1)	14,346	—
	$22,023	$—
Total receivables	$58,356	$32,417
(1) See Note 14 -- Fair Value Measurements for additional details on the Avino note receivable, deferred cash consideration and contingent consideration.
(2) Represents realized gains on gold forward hedges from December 2022 that contractually settle in subsequent months. See Note 15 -- Derivative Financial Instruments & Hedging for additional details on the gold forward hedges.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	December 31, 2022	December 31, 2021
Inventory:
Concentrate	$2,869	$1,643
Precious metals	12,636	11,353
Supplies	46,326	38,285
	$61,831	$51,281
Ore on Leach Pads:
Current	$82,958	$81,128
Non-current	51,268	73,495
	$134,226	$154,623

Long-term Stockpile (included in Other)	$28,840	$18,027

Total Inventory and Ore on Leach Pads	$224,897	$223,931

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. In the year ended December 31, 2022, the cost of metal and leach pad inventory at Rochester exceeded its net realizable value, which resulted in non-cash write downs of $52.5 million ($46.0 million was recognized in Costs Applicable to Sales and $6.6 million in Amortization).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At December 31, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$70,560	$(38,528)	$—	$32,032
Integra Resources Corp.	9,455	(7,115)	—	2,340
Avino Silver & Gold Mines Ltd	13,720	(4,199)	—	9,521
Other	2,233	(1,974)	—	259
Equity securities	$95,968	$(51,816)	$—	$44,152

	At December 31, 2021
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$128,710	$(4,499)	$—	$124,211
Integra Resources Corp.	9,455	(1,469)	—	7,986
Equity securities	$138,165	$(5,968)	$—	$132,197
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 14 -- Fair Value Measurements for additional details.
On June 28, 2022, the Company entered into an agreement to sell 5.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $8.34 per Victoria Gold Common Share, which settled on July 5, 2022 for net proceeds of $40.5 million. The Company realized a loss of $15.6 million on the sale of the Victoria Gold Common Shares, which are recognized in Fair value adjustments, net. In January 2023, the Company sold its remaining 6.0 million Victoria Gold Common Shares at a price of $6.70 per share, for net proceeds of $39.8 million.
On March 21, 2022, the Company closed the sale of its La Preciosa silver project. In connection with the closing of the transaction, the Company received 14,000,000 common shares of Avino Silver & Gold Mines Ltd. (“Avino”) (representing approximately 12.0% of Avino’s outstanding common shares). See Note 21 -- Dispositions for additional details on the sale.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

In thousands	December 31, 2022	December 31, 2021
Land	$8,242	$8,480
Facilities and equipment	652,783	668,089
Assets under finance leases	148,174	115,652
	$809,199	$792,221
Accumulated amortization(1)	(652,898)	(620,303)
	$156,301	$171,918
Construction in progress	236,019	148,049
Property, plant and equipment, net	$392,320	$319,967
(1) Includes $80.3 million and $63.9 million of accumulated amortization related to assets under finance leases at December 31, 2022 and December 31, 2021, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 8 – MINING PROPERTIES
Mining properties consist of the following (in thousands):

December 31, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Sterling	Other	Total
Mine development	$336,656	$637,321	$410,255	$67,326	$81,827	$—	$—	$1,533,385
Accumulated amortization	(226,437)	(161,305)	(327,499)	(25,306)	(12,622)	—	—	(753,169)
	110,219	476,016	82,756	42,020	69,205	—	—	780,216
Mineral interests	629,303	19,098	—	48,062	114,036	—	10,613	821,112
Accumulated amortization	(542,886)	—	—	(36,179)	(24,828)	—	—	(603,893)
	86,417	19,098	—	11,883	89,208	—	10,613	217,219
Mining properties, net	$196,636	$495,114	$82,756	$53,903	$158,413	$—	$10,613	$997,435
As further discussed in Note 21 -- Dispositions, the consideration for the sale of La Preciosa project included two royalties, a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas. The fair value of the royalties was $11.2 million, valued as of the date of closing of the transaction.

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

NOTE 9 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Year ended December 31,
In thousands	2022	2021	2020
Lease Cost
Operating lease cost	$11,939	$12,585	$12,036

Short-term operating lease cost	$10,573	$11,219	$8,055

Finance Lease Cost:
Amortization of leased assets	$21,571	$21,685	$23,921
Interest on lease liabilities	5,084	4,632	3,634
Total finance lease cost	$26,655	$26,317	$27,555

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
In thousands	2022	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,511	$24,009	$21,348
Operating cash flows from finance leases	5,084	$4,632	$3,634
Financing cash flows from finance leases	$31,316	$31,544	$25,984
Supplemental balance sheet information related to leases was as follows:

In thousands	December 31, 2022	December 31, 2021
Operating Leases
Other assets, non-current	$24,603	$30,987

Accrued liabilities and other	11,560	11,301
Other long-term liabilities	14,946	18,660
Total operating lease liabilities	$26,506	$29,961

Finance Leases
Property and equipment, gross	$148,174	$115,597
Accumulated depreciation	(80,336)	(63,879)
Property and equipment, net	$67,838	$51,718

Debt, current	$24,578	$29,821
Debt, non-current	42,143	24,407
Total finance lease liabilities	$66,721	$54,228

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.76	1.62
Weighted-average remaining lease term - operating leases	4.44	3.17

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	5.21%	5.08%
Weighted-average discount rate - operating leases	5.24%	5.20%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of December 31, 2022 (In thousands)
	Operating leases	Finance leases
2023	$11,869	$25,999
2024	9,710	19,452
2025	696	16,839
2026	713	8,429
2027	847	1,821
Thereafter	6,503	—
Total	$30,338	$72,540
Less: imputed interest	(3,832)	(5,819)
Net lease obligation	$26,506	$66,721

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 10 – DEBT

	December 31, 2022		December 31, 2021
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$369,212	$—	$368,273
Revolving Credit Facility(2)	—	80,000	—	65,000
Finance lease obligations	24,578	42,143	29,821	24,407
	$24,578	$491,355	$29,821	$457,680
(1) Net of unamortized debt issuance costs of $5.8 million and $6.7 million at December 31, 2022 and December 31, 2021, respectively.
(2) Unamortized debt issuance costs of $3.6 million and $2.4 million at December 31, 2022 and December 31, 2021, respectively, included in Other Non-Current Assets.
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
On May 2, 2022, the Company entered into an amendment (the “May Amendment”) to the Credit Agreement to increase the RCF from $300.0 million to $390.0 million and to include Goldman Sachs Bank USA as a lender on the RCF.
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
The RCF is secured by substantially all of the assets of the Company and its U.S. subsidiaries, including the land, mineral rights and infrastructure at the Kensington, Rochester and Wharf mines as well as a pledge of the shares and other equity interests of certain of the Company’s subsidiaries. The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement requires the Company to meet certain financial covenants, including a senior secured leverage ratio, a consolidated net leverage ratio and a consolidated interest coverage ratio. Obligations under the RCF may be accelerated upon the occurrence of certain customary events of default.
At December 31, 2022, the Company had $80.0 million drawn at an interest rate of 7.9%, $29.6 million in outstanding letters of credit and $280.4 million available under the RCF. Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the year ended December 31, 2022, the Company entered into new lease financing arrangements for mining equipment at Rochester and Kensington. Coeur secured a finance lease package for nearly $60.0 million in 2021, of which $55.7 million has been funded as of December 31, 2022. This package is earmarked for planned equipment purchases for Rochester’s POA 11 in 2021, 2022 and 2023 and has an interest rate of 5.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. See Note 9 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Year Ended December 31,
In thousands	2022	2021	2020
2024 Senior Notes	$—	$2,591	$13,513
2029 Senior Notes	19,219	16,016	—
Revolving Credit Facility	8,503	2,296	3,165
Finance lease obligations	5,084	4,632	3,634
Amortization of debt issuance costs	2,052	1,726	1,525
Other debt obligations	166	303	344
Capitalized interest	(11,163)	(11,113)	(1,473)
Total interest expense, net of capitalized interest	$23,861	$16,451	$20,708

NOTE 11 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. The estimated reclamation and mine closure costs were discounted using credit adjusted, risk-free interest rates ranging from 7.4% to 10.1%. The asset retirement obligation increased in 2022 due to overall inflationary impacts, increased reclamation and mine closure costs at Rochester associated with work completed to date for POA 11 and additional costs at Wharf and Rochester associated with the existing open pit and leach pad operations.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year Ended December 31,
In thousands	2022	2021
Asset retirement obligation - Beginning	$181,888	$139,274
Accretion	14,232	11,988
Additions and changes in estimates	13,001	34,927
Disposition of Sterling/Crown exploration properties	(1,840)	—
Settlements	(4,850)	(4,301)
Asset retirement obligation - Ending	$202,431	$181,888

NOTE 12 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year Ended December 31,
In thousands	2022	2021	2020
United States	$(107,477)	$(34,196)	$40,890
Foreign	44,028	37,832	21,782
Total	$(63,449)	$3,636	$62,672
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2022	2021	2020
Current:
United States	$(21)	$25	$226
United States — State mining taxes	(2,936)	(5,691)	(8,384)
United States — Foreign withholding tax	(300)	(862)	(800)
Canada	(305)	—	232
Mexico	(29,546)	(31,175)	(36,066)
Other	—	—	33
Deferred:
United States	215	(651)	(49)
United States — State mining taxes	5,558	1,037	(354)
Canada	254	1,224	—
Mexico	12,423	1,135	8,117
Other	—	—	—
Income tax (expense) benefit	$(14,658)	$(34,958)	$(37,045)
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year Ended December 31,
In thousands	2022	2021	2020
Income and mining tax (expense) benefit at statutory rate	$13,249	$(764)	$(13,161)
State tax provision from continuing operations	2,871	2,009	(152)
Change in valuation allowance	(36,670)	(28,615)	(17,522)
Percentage depletion	3,538	4,968	5,056
Uncertain tax positions	655	920	2,321
U.S. and foreign permanent differences	365	4,105	3,844
Foreign exchange rates	(145)	(384)	1,390
Foreign inflation and indexing	2,897	(1,087)	684
Foreign tax rate differences	(4,994)	(4,901)	(3,971)
Mining, foreign withholding, and other taxes	(11,070)	(12,599)	(17,457)
Sale of non-core assets	15,447	—	—
Other, net	(801)	1,390	1,923
Income and mining tax (expense) benefit	$(14,658)	$(34,958)	$(37,045)
At December 31, 2022 and 2021, the significant components of the Company’s deferred tax assets and liabilities are below:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2022	2021
Deferred tax liabilities:
Royalty and other long-term debt	—	1,495
	$—	$1,495
Deferred tax assets:
Net operating loss carryforwards	$282,776	$267,944
Mineral properties	31,095	6,525
Property, plant, and equipment	12,562	13,161
Mining royalty tax	7,440	8,147
Capital loss carryforwards	1,784	15,404
Asset retirement obligation	44,413	39,262
Unrealized foreign currency loss and other	—	1,013
Accrued expenses	30,379	20,589
Tax credit carryforwards	16,167	26,594
Other long-term assets	3,914	—
	430,530	398,639
Valuation allowance	(444,989)	(430,053)
	(14,459)	(31,414)
Net deferred tax liabilities	$14,459	$32,909
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

	Year Ended December 31,
In thousands	2022	2021
U.S.	$245,899	$228,942
Canada	178,310	165,561
Mexico	441	13,277
New Zealand	19,993	21,822
Other	346	451
	$444,989	$430,053
The Company has the following tax attribute carryforwards at December 31, 2022, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$535,016	$442,941	$1,046	$71,117	$977	$1,051,097
Expiration years	2024-2037, Indefinite	2028-2042	2029-2033	Indefinite	2025-2027
Capital losses	—	—	—	—	—	—
Foreign tax credits	10,864	—	—	—	—	10,864
As of December 31, 2022, for U.S. income tax purposes, the Company has federal and state net operating loss carryforwards of $535.0 million and $425.2 million, respectively. U.S. net operating loss carryforwards of $320.1 million arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2024. U.S. net operating loss carryforwards of $214.9 million arising in 2018 and future periods have an indefinite carryforward period. Foreign tax credits expire if unused beginning in 2023.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The Company intends to indefinitely reinvest earnings from Mexican operations.
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2020	$723
Gross increase to current period tax positions	—
Gross increase to prior period tax positions
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(428)
Unrecognized tax benefits at December 31, 2021	$295
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	24
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(315)
Unrecognized tax benefits at December 31, 2022	$4
At December 31, 2022, 2021, and 2020, $4 thousand, $0.3 million, and $0.7 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2019 for the US federal jurisdiction and from 2016 for certain other foreign jurisdictions. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease less than $0.1 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of nil, $0.4 million, and $1.1 million at December 31, 2022, 2021, and 2020, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 13 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include restricted stock, performance shares and stock options. Stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 was $10.0 million, $13.7 million and $8.5 million, respectively. At December 31, 2022, there was $7.8 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
    Restricted Stock
Restricted stock granted under the Company’s incentive plans is accounted for based on the market value of the underlying shares on the date of grant and generally vest in equal installments annually over three years. Restricted stock awards are accounted for as equity awards. Holders of restricted stock are entitled to vote the shares and to receive any dividends declared on the shares.
The following table summarizes restricted stock activity for the years ended December 31, 2022, 2021, and 2020:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,184,675	$5.89
Granted	1,676,634	5.13
Vested	(928,778)	6.46
Canceled/Forfeited	(207,807)	5.36
Outstanding at December 31, 2020	2,724,724	$5.26
Granted	932,442	8.88
Vested	(1,179,857)	5.53
Canceled/Forfeited	(332,505)	5.83
Outstanding at December 31, 2021	2,144,804	$6.60
Granted	2,056,121	4.07
Vested	(1,114,513)	6.08
Canceled/Forfeited	(301,802)	5.74
Outstanding at December 31, 2022	2,784,610	$5.05
At December 31, 2022, there was $4.3 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.3 years.
Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for as equity awards at fair value using a Monte Carlo simulation valuation model. Performance shares granted during and subsequent to 2019 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares; however, the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics. Performance shares granted prior to 2019 vested at the end of the three-year service period if relative stockholder return and internal performance metrics were met. The existence of a market condition required recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric was met.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes performance shares activity for the years ended December 31, 2022, 2021, and 2020:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,214,145	$6.93
Granted (1)	1,343,953	3.95
Vested	(54,132)	11.47
Canceled/Forfeited (1)	(168,864)	10.71
Outstanding at December 31, 2020	2,335,102	$4.83
Granted (2)	602,933	10.13
Vested	(143,312)	7.39
Canceled/Forfeited (2)	(404,710)	6.12
Outstanding at December 31, 2021	2,390,013	$5.80
Granted (3)	1,325,418	4.53
Vested	(824,064)	5.54
Canceled/Forfeited (3)	(316,830)	6.11
Outstanding at December 31, 2022	2,574,537	$5.26
(1) Includes 6,226 additional shares granted and 143,808 shares cancelled in connection with the vesting of the 2017 award in 2020 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(2) Includes 1,421 additional shares granted and 141,894 shares cancelled in connection with the vesting of the 2018 award in 2021 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(3) Includes 175,828 additional shares granted in connection with the vesting of the 2019 award in 2022 due to above-target in accordance with the terms of the award.
At December 31, 2022, there was $3.5 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.7 years.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes stock option and SAR activity for the years ended December 31, 2022, 2021, and 2020:

	Stock Options		SARs
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	291,779	$14.05	32,282	$15.40
Exercised	(30,401)	5.57	—	—
Canceled/forfeited	(39,105)	12.77	—	—
Expired	—	—	(32,282)	15.40
Outstanding at December 31, 2020	222,273	$15.44	—	—
Exercised	(57,721)	7.74	—	—
Canceled/forfeited	(16,455)	18.45	—	—
Expired	(16,844)	27.45	—	—
Outstanding at December 31, 2021	131,253	$16.91	—	—
Canceled/forfeited	(5,598)	11.88	—	—
Expired	(31,667)	25.19	—	—
Outstanding at December 31, 2022	93,988	$14.41	—	—
The following table summarizes outstanding stock options as of December 31, 2022.

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	54,330	$7.49	3.4	NA
$10.00-$20.00	—	$—	0.0	NA
$20.00-$30.00	39,658	$23.9	0.1	NA
Outstanding	93,988	$14.41	2.0	$—
Vested and expected to vest	93,988	$14.41	2.0	$—
Exercisable	93,988	$14.41	2.0	$—
The total intrinsic value of options exercised for the year ended December 31, 2022 was nil. Cash received from options exercised for the year ended December 31, 2022 was nil and there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2022, 2021, and 2020 was nil.

NOTE 14 – FAIR VALUE MEASUREMENTS

	Year Ended December 31,
In thousands	2022	2021	2020
Change in the value of equity securities(1)	$(63,529)	$(10,476)	$7,601
Exchange agreement embedded derivative	—	9,933	—
Termination of gold zero cost collars	(3,139)	—	—
Fair value adjustments, net	$(66,668)	$(543)	$7,601
(1) Includes unrealized losses on held equity securities of $47.9 million, $10.4 million, and $16.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$44,152	$43,893	$259	$—
Provisional metal sales contracts	299	—	299	—
Gold forwards	12,343	—	12,343	—
	$56,794	$43,893	$12,901	$—
Liabilities:
Provisional metal sales contracts	$10	$—	$10	$—

	Fair Value at December 31, 2021
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$132,197	$132,197	$—	$—
Provisional metal sales contracts	86	—	86	—
	$132,283	$132,197	$86	$—
Liabilities:
Gold zero cost collars	$1,212	$—	$1,212	$—
Provisional metal sales contracts	162	—	162	—
	$1,374	$—	$1,374	$—
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. The common share purchase warrants the Company received as consideration in the La Preciosa project sale are valued using a pricing model with inputs derived from observable market data, including quoted market prices and quoted interest curve rates. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
No assets or liabilities were transferred between fair value levels in the year ended December 31, 2022.
In May 2021, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Orion Co-VI Ltd. (“Orion”). Pursuant to the Exchange Agreement, Orion sold 11,067,714 common shares of Victoria Gold to the Company. As consideration for the purchase of Victoria Gold shares, Coeur issued 12,785,485 shares of its common stock to Orion. The Exchange Agreement provided that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expired in October 2021 and the outstanding liability was written off.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present the changes in the fair value of the Company's Level 3 financial assets and liabilities in the year ended December 31, 2021.

	December 31, 2021
In thousands	Balance at the beginning of the period	Initial valuation	Revaluation	Settlements	Balance at the end of the period
Liabilities:
Exchange agreement embedded derivative	$—	$9,933	$(9,933)	$—	$—
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2022 and December 31, 2021 is presented in the following table:

	December 31, 2022
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Promissory note	$4,926	$4,579	$—	$4,579	$—
Deferred cash consideration	$7,677	$7,317	$—	$7,317	$—
Liabilities:
2029 Senior Notes(1)	$369,212	$291,924	$—	$291,924	$—
Revolving Credit Facility(2)	$80,000	$80,000	$—	$80,000	$—
(1) Net of unamortized debt issuance costs of $5.8 million
(2) Unamortized debt issuance costs of $3.6 million included in Other Non-Current Assets.

	December 31, 2021
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$368,273	$337,384	$—	$337,384	$—
Revolving Credit Facility(2)	$65,000	$65,000	$—	$65,000	$—
(1) Net of unamortized debt issuance costs of $6.7 million.
(2) Unamortized debt issuance costs of $2.4 million included in Other Non-Current Assets.
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
As further discussed in Note 21 -- Dispositions, the consideration for the sale of La Preciosa project was a promissory note payable to the Company that matures in March 2023 and deferred cash consideration payable on the first anniversary of initial production from any portion of the La Preciosa project. These assets were valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
In addition, the Company has assets initially measured at fair value at inception and remeasured at fair value on a nonrecurring basis such as the royalties and contingent consideration received in connection with dispositions. The consideration for the sale of La Preciosa project also included two royalties: a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, and contingent consideration of $0.25 per silver equivalent ounce (adjusted for inflation) on any new mineral reserves discovered and declared outside of the current resources area at the La Preciosa project, up to a maximum payment of $50.0 million. The fair value of the royalties and the contingent consideration assets were $11.2 million and $1.2 million, respectively, valued as of the date of closing of the transaction and are measured at fair value on a non-recurring basis. The fair value of the royalties and the contingent consideration were valued using Monte Carlo simulation models. The model inputs include significant unobservable inputs and involve significant management judgment. The significant unobservable inputs included assumptions related to metal prices which assumed silver prices ranging from $22 to $25 per ounce and gold prices ranging from $1,700 to $1,930 per ounce as well as volatility assumptions for silver and gold prices (33.5% and 19.0%, respectively), and an assumed weighted average cost of capital of 15.5%. Such instruments are classified as Level 3 of the fair value hierarchy.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As further discussed in Note 21 -- Dispositions, the consideration for the sale of Sterling/Crown exploration properties included the right to an additional payment of $50.0 million should the Buyer, its affiliates or its successors report gold resources in the Sterling/Crown exploration properties (including any in-situ ounces mined after the closing of the Transaction) equal to or greater than 3,500,000 gold ounces, subject to certain additional terms and conditions detailed in the stock purchase agreement. The fair value of the contingent consideration asset of $13.0 million valued as of the date of closing of the transaction was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis. The model inputs include significant unobservable inputs, involve significant management judgment and is classified as Level 3 of the fair value hierarchy. The significant unobservable inputs included managements assumption related to the probability (75%) and timing (ranging from 5 years to 30 years) of achieving reported gold resources equal to or greater than 3,500,000 gold ounces and a discount rate of 8.1%.

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

The Company is exposed to various market risks, including the effect of changes in metal prices, foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. Derivative gains and losses are included in operating cash flows in the period in which they contractually settle. The Company does not hold or issue derivatives for trading or speculative purposes.
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
Exchange Agreement Embedded Derivative
The Exchange Agreement provided that Orion may be entitled to additional Coeur shares in the event Coeur acquires Victoria in the future for a higher per share consideration, subject to the terms and conditions of the Exchange Agreement. The Company determined that the potential for additional share consideration in the Exchange Agreement represents an embedded derivative that requires bifurcation. The accounting treatment of derivative financial instruments required that the Company record the fair value of the embedded derivative as of the inception date of the Exchange Agreement and adjust the fair value as of each subsequent balance sheet date. The obligation to deliver additional Coeur shares pursuant to the Exchange Agreement expired on October 31, 2021 and the outstanding liability was written off.
Zero Cost Collars
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts were net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. If the price of gold at the time of expiration was lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. In the first quarter of 2022, the Company voluntarily de-designated hedge accounting for the zero cost collars and subsequently terminated the arrangements. The cost to terminate the zero cost collars was $7.7 million, of which $3.1 million was recognized in earnings and the remaining $4.6 million, which represents the fair value of the zero cost collars on the date of de-designation, was retained in accumulated other comprehensive income (loss) (“AOCI”) and was recognized in earnings in 2022 as the forecasted transactions occurred.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
At December 31, 2022, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Provisional gold sales contracts	$26,004	$—
Average gold price per ounce	$1,786	$—
Notional ounces	14,556	—
    The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$299	$10

	December 31, 2021
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$86	$162
The following represent mark-to-market gains (losses) on derivative instruments in the years ended December 31, 2022, 2021, and 2020 respectively (in thousands):

		Year Ended December 31,
Financial statement line	Derivative	2022	2021	2020
Revenue	Provisional metal sales contracts	$365	$(490)	$959
Fair value adjustments, net	Exchange agreement embedded derivative	—	9,933	—
Fair value adjustments, net	Terminated zero cost collars	(3,139)	—	—
		$(2,774)	$9,443	$959
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
At December 31, 2022, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,957	$—
Notional ounces	130,500	—
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
As of December 31, 2022, the Company had $12.3 million of net after-tax gain in AOCI related to gains from cash flow hedge transactions, of which $12.3 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold for metal contracts.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	December 31, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$12,343	$—	$—

	December 31, 2021
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold zero cost collars	$—	$—	$1,212
The following table sets forth the pre-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands).

	Year Ended December 31,
	2022	2021	2020
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$42,043	$—	$—
Gold zero cost collars	(4,598)	22,733	$(32,345)
Foreign currency forward exchange contracts	—	50	19,911
	$37,445	$22,783	$(12,434)

Amount of (Gain) Loss Reclassified From AOCI to Earnings
Gold forwards	$(28,488)	$—	$—
Gold zero cost collars	4,598	938	$7,598
Foreign currency forward exchange contracts	—	(13,797)	(6,164)
	$(23,890)	$(12,859)	$1,434
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 16 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Year Ended December 31,
In thousands	2022	2021	2020
COVID-19	$1,739	$6,618	$15,555
Silvertip ongoing carrying costs	20,963	24,928	16,384
Silvertip suspension costs	—	—	7,164
Gain on modification of right of use lease	—	—	(4,051)
Asset retirement accretion	14,232	11,988	11,754
Other	4,353	5,144	8,848
Pre-development, reclamation and other	$41,287	$48,678	$55,654

Other, net consists of the following:

	Year Ended December 31,
In thousands	2022	2021	2020
Foreign exchange gain (loss)	$(850)	$(2,779)	$(2,245)
Gain (loss) on sale of assets	64,429	4,111	(2,849)
VAT write-down	—	(25,982)	—
Gold zero cost collars novation fee	—	—	(3,819)
Gain (loss) on sale of Manquiri NSR consideration	—	—	365
RMC bankruptcy distribution	1,651	—	—
Gain on Silvertip contingent consideration	—	—	955
Other	1,741	1,725	1,652
Other, net	$66,971	$(22,925)	$(5,941)

NOTE 17 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of the Company’s common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2022, 2021 and 2020, there were 952,664, 634,419 and 389,629 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands except per share amounts	2022	2021	2020
Net income (loss) available to common stockholders	$(78,107)	$(31,322)	$25,627

Weighted average shares:
Basic	275,178	250,044	240,803
Effect of stock-based compensation plans	—	—	1,746
Diluted	275,178	250,044	242,549

Income (loss) per share:
Basic	$(0.28)	$(0.13)	$0.11

Diluted	$(0.28)	$(0.13)	$0.11

On March 18, 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March Equity Offering”). The March Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement, entered into on April 23, 2020 between the Company and BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 22,053,275 shares of its common stock in the March Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.0 million. Proceeds from the March Equity Offering were used to repay outstanding amounts under the RCF.
On December 11, 2022, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “December Equity Offering”). The December Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement, entered into on November 9, 2022 between the Company and BMO Capital Markets Corp. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 14,766,835 shares of its common stock in the December Equity Offering at an average price of $3.39 per share, raising net proceeds (after sales commissions) of $49.2 million. Proceeds from the December Equity Offering were used to repay outstanding amounts under the RCF.

NOTE 18 - SUPPLEMENTAL GUARANTOR INFORMATION
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Sterling Intermediate Holdco, Inc., and Coeur Sterling Holdings LLC (collectively, the “Subsidiary Guarantors”) of the 2029 Senior Notes. The following schedules present summarized financial information of (a) Coeur, the parent company and (b) the Subsidiary Guarantors (collectively the “Obligor Group”). The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with certain wholly-owned domestic and foreign subsidiaries of the Company have been presented in separate line items, if they are material. Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Current assets	$73,692	$11,143	$137,432	$128,630

Non-current assets(1)	$445,778	$473,145	$991,213	$830,330

Non-guarantor intercompany assets	$4,391	$19,803	$—	$—

Current liabilities	$19,842	$18,353	$136,788	$130,307

Non-current liabilities	$42,028	$139,223	$603,800	$461,904

Non-guarantor intercompany liabilities	$58,257	$30,045	$150,550	$1,650
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2022

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$482,202
Gross profit (loss)	$(833)	$(12,199)
Net income (loss)	$(78,107)	$8,920

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of December 31, 2022, $26.0 million in principal is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation has continued at the administrative, appeals court and supreme court levels, most of which has been determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. Coeur Mexicana has elected initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to resolve the matter. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At December 31, 2022, the remaining unamortized balance was $7.4 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments, including in June 2021, to provide options for Coeur to receive up to two additional prepayments of up to $15.0 million each. The Company exercised these options and received $15.0 million both in June 2021 (the "June 2021 Prepayment") and in December 2021 (the "December 2021 Prepayment"). The June 2021 Prepayment was repaid in full before the December 2021 Prepayment was received. In March 2022, the Amended Sales Contract was further amended to allow for an additional $10.0 million prepayment which was made in March 2022 (the “March 2022 Prepayment”). The Amended Sales Contract was further amended in June 2022 to consolidate the December 2021 Prepayment and the March 2022 Prepayment into a single consolidated prepayment (the “June 2022 Consolidated Prepayment”), to extend the repayment period for the June 2022 Consolidated Prepayment, and to provide for future prepayments of up to $25.0 million on a semi-annual basis through the end of 2024, provided all prior outstanding prepayment amounts are paid before such future prepayments are made. In December 2022, the Company exercised an option to receive a $25.0 million prepayment (the “December 2022 Prepayment”) concurrent with the repayment of the June 2022 Consolidated Prepayment in full. The remaining deliveries of the December 2022 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by December 2024.
POA 11 Expansion Project
As of December 31, 2022, the Company had committed approximately $605 million of capital since inception of the POA 11 expansion project and approximately $494 million of the estimated project cost had been incurred. Total estimated project capital remains between $650 - $670 million. At the end of 2022, the project was 74% complete.
Progress on the Merrill-Crowe plant remained on schedule, including (i) completion of mechanical equipment setting, (ii) completion of process plant building cladding, (iii) commencement of electrical cable installation and continuation of piping installation, and (iv) successful completion of control systems programming and factory testing.
Further work on the crusher corridor also advanced, including (i) completion of the first lift of the primary crusher vertical concrete, (ii) continuation of steel erection and equipment installation above the secondary cone crushers in the secondary crusher area, (iii) continuation of steel erection and equipment installation above the tertiary HPGR crushers in the tertiary crusher area, and (iv) commencement of control systems programming.
Coeur made solid progress on the final major high-voltage electrical distribution and substation construction, while also advancing pre-commissioning planning and system development. Mechanical completion remains on target for mid-2023 with ramp-up and commissioning expected to take place during the second half of the year.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold hedges and other general corporate purposes. As of December 31, 2022 and December 31, 2021, the Company had surety bonds totaling $326.8 million and $315.1 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 20 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In thousands	December 31, 2022	December 31, 2021
Accrued salaries and wages	$29,868	$28,408
Deferred revenue (1)	25,736	16,093
Income and mining taxes	7,874	13,856
Accrued operating costs	6,241	5,592
Unrealized losses on derivatives	10	1,374
Taxes other than income and mining	3,318	3,284
Accrued interest payable	8,256	8,038
Operating lease liabilities	11,560	11,301
Accrued liabilities and other	$92,863	$87,946
(1) See Note 19 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that total the same such amounts shown in the statement of cash flows in the year ended December 31, 2022 and 2021:

In thousands	December 31, 2022	December 31, 2021
Cash and cash equivalents	$61,464	$56,664
Restricted cash equivalents	1,705	1,625
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$63,169	$58,289

	Year ended December 31,
	2022	2021	2020
Non-cash lease obligations arising from obtaining operating lease assets	$4,120	$1,197	$3,531
Non-cash financing and investing activities:
Finance lease obligations	$43,810	$37,860	$5,283
Capital expenditures, not yet paid	$33,688	$40,904	$30,682
Non-cash Silvertip contingent consideration	$—	$—	$5,295
Non-cash acquisition of Victoria Gold Corp common stock	$—	$118,777	$—
Other cash flow information:
Interest paid	$32,704	$19,655	$20,634
Income and mining taxes paid	$41,600	$57,200	$35,600

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 21 – DISPOSITIONS
On September 18, 2022, the Company entered into a Stock Purchase Agreement with AngloGold Ashanti (U.S.A.) Holdings Inc. and its affiliate (the “Buyer”) for the sale of 100% of the issued and outstanding shares of Coeur Sterling, Inc., a subsidiary of Coeur that operates the Sterling/Crown exploration properties near Beatty, Nevada, in exchange for: (A) a cash payment of $150.2 million at the closing of the transaction, subject to a customary purchase price adjustment and (B) the right to an additional payment of $50.0 million, valued at $13.0 million, should the Buyer, its affiliates or its successors report gold resources in the Sterling/Crown exploration properties (including any in-situ ounces mined after the closing of the Transaction) equal to or greater than 3,500,000 gold ounces, subject to certain additional terms and conditions detailed in the stock purchase agreement. The transaction was consummated on November 4, 2022. The Sterling/Crown sale resulted in a gain on the sale of $62.2 million, which was recognized in Other, Net in the Consolidated Statements of Comprehensive Income (Loss).
On October 27, 2021 the Company entered into a definitive agreement (the “La Preciosa Agreement”) to sell its La Preciosa project located in the State of Durango, Mexico to Avino (the “La Preciosa Sale”). The Company classified the La Preciosa project as held for sale as of December 31, 2021 and the associated assets and liabilities are classified separately on the Consolidated Balance Sheets. The major classes of assets and liabilities associated with the La Preciosa project as of December 31, 2021 are as follows:

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The La Preciosa sale resulted in a gain on the sale of $1.5 million, which was recognized in Other, Net in the Consolidated Statements of Comprehensive Income (Loss).

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a)Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2022.
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
i.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information
In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy, Casey M. Nault, the Company’s Senior Vice President and Chief ESG Officer, entered into an amended selling plan on November 11, 2022. Under Mr. Nault’s selling plan, between December 2022 and November 2024, Mr. Nault will sell up to a total of 100,000 shares of the Company’s common stock so long as the market price of the common stock is higher than the minimum threshold price specified in the plan.
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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1: Election of Directors”, “Information about Executive Officers”, “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2022 Summary Compensation Table,” “2022 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2022 Year End,” “2022 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation and Leadership Development Committee Report.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2022 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	93,988	$14.41	14,056,503
Equity compensation plans not approved by security holders	—	—	—
Total	93,988	$14.41	14,056,503
(1)Amounts include 2,574,537 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, if the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Meeting Attendance”, “Committees of the Board of Directors”, and “Director Independence”.

Item 14.    Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.” The Company’s independent registered public accounting firm is Grant Thornton, LLP, Chicago, Illinois, PCAOB ID Number: 248

PART IV

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
3.5
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

10.26
First Incremental Facility Amendment, dated December 14, 2020, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020 (File. No. 001-08641)).

10.27
Clawback and Forfeiture Policy Effective December 8, 2020 (Incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on February 17, 2021 (File. No. 001-08641)).**

10.28
Fifth Amendment to Credit Agreement, dated March 1, 2021, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-08641)).

10.29
Share Exchange Agreement, dated May 10, 2021, between Coeur Mining, Inc. and Orion Co-VI Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2021 (File No. 001-08641)).

10.30
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

10.32
Sixth Amendment to Credit Agreement, dated May 2, 2022, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-08641)).

10.33
Professional Services Agreement dated April 1, 2022, between Coeur Mining, Inc. and Rasmussen Exploration, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2022 (File No. 001-08641)).**

10.34
Separation and Release of Claims Agreement dated March 31, 2022, between Coeur Mining, Inc. and Hans Rasmussen.* (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2022 (File No. 001-08641)).**

10.35
Seventh Amendment to Credit Agreement, dated November 9, 2022, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. (File No. 001-08641)).

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

* The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 22, 2023	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 22, 2023

/s/ Thomas S. Whelan_____________________ Thomas S. Whelan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023

/s/ Ken Watkinson______________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 22, 2023

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 22, 2023

/s/ Randolph E. Gress_____________________ Randolph E. Gress	Director	February 22, 2023

/s/ Jeane L. Hull Jeane Hull	Director	February 22, 2023

/s/ Eduardo Luna_______________________ Eduardo Luna	Director	February 22, 2023

/s/ Jessica L. McDonald___________________ Jessica L. McDonald	Director	February 22, 2023

/s/ Robert E. Mellor______________________ Robert E. Mellor	Director	February 22, 2023

/s/ John H. Robinson______________________ John H. Robinson	Director	February 22, 2023

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 22, 2023