Form 10-Q
period 2023-03-31
Coeur Mining, Inc.
filed 2023-05-10
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 001-08641
____________________________________________

COEUR MINING, INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware			82-0109423
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 S. Wacker Dr.
Suite 2100	Chicago,	Illinois	60606
(Address of principal executive offices)			(Zip Code)
(312) 489-5800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	CDE	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 333,035,567 shares were issued and outstanding as of May 8, 2023.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2023	December 31, 2022
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$66,977	$61,464
Receivables	4	35,621	36,333
Inventory	5	62,054	61,831
Ore on leach pads	5	93,355	82,958
Equity securities	6	14,938	32,032
Prepaid expenses and other		15,199	25,814
		288,144	300,432
NON-CURRENT ASSETS
Property, plant and equipment, net		416,077	392,320
Mining properties, net		1,050,505	997,435
Ore on leach pads	5	42,092	51,268
Restricted assets		8,979	9,028
Equity securities	6	—	12,120
Receivables	4, 11	22,098	22,023
Other		61,510	61,517
TOTAL ASSETS		$1,889,405	$1,846,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$119,094	$96,123
Accrued liabilities and other	17	69,222	92,863
Debt	7	32,039	24,578
Reclamation	8	5,796	5,796
		226,151	219,360
NON-CURRENT LIABILITIES
Debt	7	462,047	491,355
Reclamation	8	199,584	196,635
Deferred tax liabilities		20,909	14,459
Other long-term liabilities		34,178	35,318
		716,718	737,767
COMMITMENTS AND CONTINGENCIES	16
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 331,042,396 issued and outstanding at March 31, 2023 and 295,697,624 at December 31, 2022		3,310	2,957
Additional paid-in capital		3,990,080	3,891,265
Accumulated other comprehensive income (loss)		(4,719)	12,343
Accumulated deficit		(3,042,135)	(3,017,549)
		946,536	889,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,889,405	$1,846,143
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2023	2022
	Notes	In thousands, except share data
Revenue	3	$187,298	$188,404
COSTS AND EXPENSES
Costs applicable to sales(1)	3	153,056	133,267
Amortization		22,708	26,433
General and administrative		12,083	10,272
Exploration		4,650	5,418
Pre-development, reclamation, and other	13	10,890	11,412
Total costs and expenses		203,387	186,802
OTHER INCOME (EXPENSE), NET
Fair value adjustments, net	11	10,561	10,605
Interest expense, net of capitalized interest	7	(7,389)	(4,568)
Other, net	13	(961)	1,737
Total other income (expense), net		2,211	7,774
Income (loss) before income and mining taxes		(13,878)	9,376
Income and mining tax (expense) benefit	9	(10,708)	(1,694)
NET INCOME (LOSS)		$(24,586)	$7,682
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(12,928)	(5,218)
Reclassification adjustments for realized (gain) loss on cash flow hedges		(4,134)	460
Other comprehensive income (loss)		(17,062)	(4,758)
COMPREHENSIVE INCOME (LOSS)		$(41,648)	$2,924

NET INCOME (LOSS) PER SHARE	14
Basic income (loss) per share:
Basic		$(0.08)	$0.03

Diluted		$(0.08)	$0.03
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2023	2022
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(24,586)	$7,682
Adjustments:
Amortization		22,708	26,433
Accretion		3,993	3,463
Deferred taxes		6,451	(8,262)
Fair value adjustments, net	11	(10,561)	(13,744)
Stock-based compensation	10	3,151	2,267
Write-downs	5	13,113	7,595
Deferred revenue recognition	16	(10,115)	(315)
Other		2,069	(1,340)
Changes in operating assets and liabilities:
Receivables		3,050	9,100
Prepaid expenses and other current assets		(496)	(509)
Inventory and ore on leach pads		(17,635)	(17,672)
Accounts payable and accrued liabilities		(26,145)	(21,125)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(35,003)	(6,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(74,048)	(69,502)
Proceeds from the sale of assets		—	15,371
Sale of investments	6	39,775	—
Proceeds from notes receivable	4	5,000	—
Other		(44)	(11)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(29,317)	(54,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14	98,429	98,397
Issuance of notes and bank borrowings, net of issuance costs	7	75,000	85,000
Payments on debt, finance leases, and associated costs	7	(101,897)	(103,267)
Other		(2,097)	(3,403)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		69,435	76,727
Effect of exchange rate changes on cash and cash equivalents		399	272
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		5,514	16,430
Cash, cash equivalents and restricted cash at beginning of period		63,169	58,289
Cash, cash equivalents and restricted cash at end of period		$68,683	$74,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(24,586)	—	(24,586)
Other comprehensive income (loss)	—	—	—	—	(17,062)	(17,062)
Common stock issued under "at the market" stock offering	32,862	329	98,100	—	—	98,429
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,482	24	715	—	—	739
Balances at March 31, 2023	331,042	$3,310	$3,990,080	$(3,042,135)	$(4,719)	$946,536

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	7,682	—	7,682
Other comprehensive income (loss)	—	—	—	—	(4,758)	(4,758)
Common stock issued under "at the market" stock offering	22,053	220	98,279	—	—	98,499
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,862	19	(1,730)	—	—	(1,711)
Balances at March 31, 2022	280,834	$2,808	$3,834,896	$(2,931,760)	$(5,970)	$899,974

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2023. The condensed consolidated December 31, 2022 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 — Summary of Significant Accounting Policies contained in the 2022 10-K.
Use of Estimates
The Company's Condensed Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of the Company's Condensed Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, asset acquisitions, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
Revenue Recognition
The Company’s gold stream agreement with a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) provided for a $22.0 million deposit from Franco-Nevada for the right and obligation, commencing in 2016, to purchase 50% of Palmarejo’s gold production (excluding production from certain properties acquired in 2015) at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The streaming agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet. See Note 16 -- Commitments and Contingencies for additional detail.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended March 31,
In thousands	2023	2022
Opening Balance	$7,411	$8,150
Revenue Recognized	(115)	(315)
Closing Balance	$7,296	$7,835
In December 2022, the Company received a $25.0 million prepayment (the “December 2022 Prepayment”) under the Amended Sales Contract (as defined below). The December 2022 Prepayment represents a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. See Note 2 -- Summary of Significant Accounting Policies contained in the 2022 10-K and Note 16 -- Commitments and Contingencies in this Report for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents a roll forward of the Amended Sales Contract liability balance:

	Three Months Ended March 31,
In thousands	2023	2022
Opening Balance	$25,016	$15,016
Additions	111	10,139
Revenue Recognized	(10,000)	—
Closing Balance	$15,127	$25,155
Recently Issued Accounting Standards
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The Company adopted the new derivatives and hedging standards effective January 1, 2023, which did not have a material effect on our financial position, results of operations or cash flows.

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip exploration project, which suspended active mining and processing activities in February 2020, is engaged in the discovery of silver, zinc and lead. Other includes certain mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$40,607	$16,047	$40,124	$30,323	$—	$—	$127,101
Silver sales	41,700	17,853	74	570	—	—	60,197
Metal sales	82,307	33,900	40,198	30,893	—	—	187,298
Costs and Expenses
Costs applicable to sales(1)	49,265	42,865	37,382	23,544	—	—	153,056
Amortization	8,719	5,218	5,844	1,409	1,221	297	22,708
Exploration	1,313	383	996	—	1,497	461	4,650
Other operating expenses	1,526	2,025	984	1,014	6,546	10,878	22,973
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	10,561	10,561
Interest expense, net	122	(175)	(530)	(14)	(22)	(6,770)	(7,389)
Other, net(3)	(138)	(93)	(71)	(476)	(9)	(174)	(961)
Income and mining tax (expense) benefit	(9,702)	239	—	(419)	—	(826)	(10,708)
Net Income (loss)	$11,766	$(16,620)	$(5,609)	$4,017	$(9,295)	$(8,845)	$(24,586)
Segment assets(2)	$306,852	$877,844	$152,946	$107,417	$242,886	$49,056	$1,737,001
Capital expenditures	$10,150	$51,962	$10,702	$121	$669	$444	$74,048
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended March 31, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other (4)	Total
Revenue
Gold sales	$40,074	$11,052	$44,059	$34,266	$—	$—	$129,451
Silver sales	42,999	15,317	245	392	—	—	58,953
Metal sales	83,073	26,369	44,304	34,658	—	—	188,404
Costs and Expenses
Costs applicable to sales(1)	43,225	32,275	36,910	20,857	—	—	133,267
Amortization	9,386	4,710	8,622	2,061	1,259	395	26,433
Exploration	1,610	1,942	402	—	—	1,464	5,418
Other operating expenses	921	1,831	615	512	6,494	11,311	21,684
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	10,605	10,605
Interest expense, net	(115)	(178)	(248)	(13)	(68)	(3,946)	(4,568)
Other, net(3)	(339)	(48)	106	39	(5)	1,984	1,737
Income and mining tax (expense) benefit	(12,075)	(35)	—	(993)	—	11,409	(1,694)
Net Income (loss)	$15,402	$(14,650)	$(2,387)	$10,261	$(7,826)	$6,882	$7,682
Segment assets(2)	$288,081	$618,481	$149,840	$91,527	$234,693	$127,015	$1,509,637
Capital expenditures	$13,611	$33,050	$7,924	$1,361	$11,859	$1,697	$69,502
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail
(4) Includes Sterling/Crown exploration properties and La Preciosa project that were disposed of in 2022, see Note 21 -- Dispositions contained in the 2022 10-K for additional information.

Assets	March 31, 2023	December 31, 2022
Total assets for reportable segments	$1,737,001	$1,669,982
Cash and cash equivalents	66,977	61,464
Other assets	85,427	114,697
Total consolidated assets	$1,889,405	$1,846,143
Geographic Information

Long-Lived Assets	March 31, 2023	December 31, 2022
United States	$974,500	$899,960
Mexico	255,008	251,950
Canada	236,952	237,723
Other	122	122
Total	$1,466,582	$1,389,755

Revenue	Three months ended March 31,
	2023	2022
United States	$104,991	$105,331
Mexico	82,307	83,073
Total	$187,298	$188,404

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	March 31, 2023	December 31, 2022
Current receivables:
Trade receivables	$5,489	$6,302
VAT receivable	12,349	10,741
Income tax receivable	15,776	9,719
Avino note receivable (1)	—	4,926
Gold and silver forwards realized gains (2)	1,376	4,059
Other	631	586
	$35,621	$36,333
Non-current receivables:
Deferred cash consideration (1)	$7,753	$7,677
Contingent consideration (1)	14,345	14,346
	$22,098	$22,023
Total receivables	$57,719	$58,356
(1) See Note 11 -- Fair Value Measurements for additional details on the Avino note receivable, deferred cash consideration and contingent consideration. In March 2023, the Company received payment of $5.0 million related to the Avino note receivable.
(2) Represents realized gains on gold and silver forward hedges from March 2023 that contractually settle in subsequent months. See Note 12 -- Derivative Financial Instruments & Hedging for additional details on the gold and silver forward hedges.

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	March 31, 2023	December 31, 2022
Inventory:
Concentrate	$1,793	$2,869
Precious metals	10,518	12,636
Supplies	49,743	46,326
	$62,054	$61,831
Ore on Leach Pads:
Current	$93,355	$82,958
Non-current	42,092	51,268
	$135,447	$134,226

Long-term Stockpile (included in Other)	$32,070	$28,840

Total Inventory and Ore on Leach Pads	$229,571	$224,897

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. In the three months ended March 31, 2023, the cost of stockpile, leach pad and metal inventory at Rochester exceeded its net realizable value, which resulted in non-cash write downs of $14.3 million ($13.1 million was recognized in Costs applicable to sales and $1.2 million in Amortization).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – INVESTMENTS
Equity Securities
    The Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies.

	At March 31, 2023
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Integra Resources Corp.	$9,455	$(7,472)	$—	$1,983
Avino Silver & Gold Mines Ltd	13,720	(1,260)	—	12,460
Other	2,233	(1,738)	—	495
Equity securities	$25,408	$(10,470)	$—	$14,938

	At December 31, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$70,560	$(38,528)	$—	$32,032
Integra Resources Corp.	9,455	(7,115)	—	2,340
Avino Silver & Gold Mines Ltd	13,720	(4,199)	—	9,521
Other	2,233	(1,974)	—	259
Equity securities	$95,968	$(51,816)	$—	$44,152
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Condensed Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 11 -- Fair Value Measurements for additional details.
In January 2023, the Company sold its remaining 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $6.70 per share, for net proceeds of $39.8 million.
NOTE 7 – DEBT

	March 31, 2023		December 31, 2022
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$9,405	$360,041	$—	$369,212
Revolving Credit Facility(2)	—	60,000	—	80,000
Finance lease obligations	22,634	42,006	24,578	42,143
	$32,039	$462,047	$24,578	$491,355
(1) Net of unamortized debt issuance costs of $5.6 million and $5.8 million at March 31, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs of $3.2 million and $3.6 million at March 31, 2023 and December 31, 2022, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of 5.125% senior notes due 2029 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 10 -- Debt contained in the 2022 10-K.
In April 2023, the Company exchanged $9.5 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 2,155,141 shares of common stock.
Revolving Credit Facility
At March 31, 2023, the Company had $60.0 million drawn at an interest rate of 8.3%, $29.5 million in outstanding letters of credit and $300.5 million available under its $390 million revolving credit facility (the “RCF”). Future borrowing may be subject to certain financial covenants. For more details, please see Note 10 -- Debt contained in the 2022 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2023, the Company entered into a new lease financing arrangement for mining equipment at Rochester. Additionally, Coeur secured a finance lease package for nearly $60.0 million in 2021, of which $57.4 million has been funded as of March 31, 2023. This package is earmarked for planned equipment purchases for the Rochester expansion project in 2021, 2022 and 2023 and has an interest rate of 5.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 9 -- Leases contained in the 2022 10-K.
Interest Expense

	Three Months Ended March 31,
In thousands	2023	2022
2029 Senior Notes	$4,805	$4,805
Revolving Credit Facility	2,746	1,187
Finance lease obligations	1,280	1,221
Amortization of debt issuance costs	640	417
Other debt obligations	27	127
Capitalized interest	(2,109)	(3,189)
Total interest expense, net of capitalized interest	$7,389	$4,568

NOTE 8 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Asset retirement obligation - Beginning	$202,431	$180,156
Accretion	3,993	3,463
Settlements	(1,044)	(1,056)
Asset retirement obligation - Ending	$205,380	$182,563

NOTE 9 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2023 and 2022 by significant jurisdiction:

	Three months ended March 31,
	2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(25,780)	$(1,018)	$(10,130)	$(1,199)
Canada	(9,294)	—	(7,525)	—
Mexico	21,399	(9,690)	27,033	(495)
Other jurisdictions	(203)	—	(2)	—
	$(13,878)	$(10,708)	$9,376	$(1,694)
    During the first quarter of 2023, the Company reported estimated income and mining tax expense of approximately $10.7 million, resulting in an effective tax rate of (77.2)%. This compares to income tax expense of $1.7 million for an effective tax rate of 18.1% during the first quarter of 2022. The comparability of the Company’s income and mining tax (expense)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) mining taxes; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2022 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2019 forward for the U.S. federal jurisdiction and from 2015 forward for certain other foreign jurisdictions. As a result of statutes of limitation that will begin to expire within the next twelve months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease by less than $0.1 million in the next twelve months.
    At March 31, 2023 and December 31, 2022, the Company had $0.0 million of unrecognized tax benefits. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2023 and December 31, 2022, the Company had $0.0 million of accrued income-tax-related interest and penalties.

NOTE 10 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three months ended March 31, 2023 was $3.2 million, compared to $2.3 million in the three months ended March 31, 2022. At March 31, 2023, there was $14.1 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
    The following table summarizes the grants awarded during the three months ended March 31, 2023:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 27, 2023	2,596,856	$3.00	1,738,581	$3.14

NOTE 11 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2023	2022
Change in the value of equity securities(1)	$10,561	$13,744
Termination of gold zero cost collars	—	(3,139)
Fair value adjustments, net	$10,561	$10,605
(1) Includes unrealized gains on held equity securities of $2.8 million, and $13.7 million for the three months ended March 31, 2023, and 2022, respectively.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$14,938	$14,443	$495	$—
Provisional metal sales contracts	224	—	224	—
Silver forwards	555	—	555	—
	$15,717	$14,443	$1,274	$—
Liabilities:
Gold forwards	$5,274	$—	$5,274	$—
Provisional metal sales contracts	184	—	184	—
	$5,458	$—	$5,458	$—

	Fair Value at December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$44,152	$43,893	$259	$—
Provisional metal sales contracts	299	—	299	—
Gold forwards	12,343	—	12,343	—
	$56,794	$43,893	$12,901	$—
Liabilities:
Provisional metal sales contracts	$10	$—	$10	$—
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
The Company’s gold and silver forward contracts are valued using pricing models with inputs derived from observable market data, including forward market prices, yield curves, credit spreads.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2023.
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2023 and December 31, 2022 is presented in the following table:

	March 31, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Deferred cash consideration	$7,753	$7,338	$—	$7,338	$—
Liabilities:
2029 Senior Notes(1)	$369,446	$312,240	$—	$312,240	$—
Revolving Credit Facility(2)	$60,000	$60,000	$—	$60,000	$—
(1) Net of unamortized debt issuance costs of $5.6 million
(2) Unamortized debt issuance costs of $3.2 million included in Other Non-Current Assets.

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
(1) Net of unamortized debt issuance costs of $5.8 million.
(2) Unamortized debt issuance costs of $3.6 million included in Other Non-Current Assets.
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
The consideration for the sale of La Preciosa project included a promissory note payable to the Company that matured in March 2023 and was paid in full, and deferred cash consideration payable on the first anniversary of initial production from any portion of the La Preciosa project. These assets were valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
The consideration for the sale of Sterling/Crown exploration properties included the right to an additional payment of $50.0 million should the Buyer, its affiliates or its successors, report gold resources in the Sterling/Crown exploration properties (including any in-situ ounces mined after the closing of the Transaction) equal to or greater than 3,500,000 gold ounces, subject to certain additional terms and conditions detailed in the stock purchase agreement. The fair value of the contingent consideration asset of $13.0 million valued as of the date of closing of the transaction was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis. The model inputs include significant unobservable inputs, involve significant management judgment and is classified as Level 3 of the fair value hierarchy. The significant unobservable inputs included managements assumption related to the probability (75%) and timing (ranging from 5 years to 30 years) of achieving reported gold resources equal to or greater than 3,500,000 gold ounces and a discount rate of 8.1%.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, the Company enters into forward contracts. The contracts are net settled monthly and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
At March 31, 2023, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,968	$—
Notional ounces	157,998	—
Silver forwards
Average silver fixed price per ounce	$24.64	—
Notional ounces	2,400,000	—
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
As of March 31, 2023, the Company had $4.7 million of net after-tax loss in AOCI related to losses from cash flow hedge transactions, of which $4.7 million of net after-tax losses is expected to be recognized in its Condensed Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold and silver for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	March 31, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$5,274
Silver forwards	555	—	—

	December 31, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$12,343	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2023	2022
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$(13,984)	$(1,832)
Silver forwards	1,056	—
Gold zero cost collars	—	(3,386)
	$(12,928)	$(5,218)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$(2,261)	$—
Silver forwards	(1,873)	—
Gold zero cost collars	—	460
	$(4,134)	$460
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
Zero Cost Collars
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts were net cash settled monthly and, if the price of gold at the time of expiration is between the put and call prices, would expire at no cost to the Company. If the price of gold at the time of expiration was lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. In the first quarter of 2022, the Company voluntarily de-designated hedge accounting for the zero cost collars and subsequently terminated the arrangements. The cost to terminate the zero cost collars was $7.7 million, of which $3.1 million was recognized in earnings and the remaining $4.6 million, which represents the fair value of the zero cost collars on the date of de-designation, was retained in AOCI and was recognized in earnings in 2022 as the forecasted transactions occurred.
At March 31, 2023, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Provisional gold sales contracts	$15,047	$—
Average gold price per ounce	$1,923	$—
Notional ounces	7,825	—
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$224	$184

	December 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$299	$10
The following represent mark-to-market gains (losses) on derivative instruments in the three ended March 31, 2023, and 2022, respectively (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

		Three Months Ended March 31,
Financial statement line	Derivative	2023	2022
Revenue	Provisional metal sales contracts	$(249)	$492
Fair value adjustments, net	Terminated zero cost collars	—	(3,139)
		$(249)	$(2,647)
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

NOTE 13 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended March 31,
In thousands	2023	2022
COVID-19	$56	$972
Silvertip ongoing carrying costs	6,180	6,159
Asset retirement accretion	3,993	3,463
Other	661	818
Pre-development, reclamation and other	$10,890	$11,412

Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2023	2022
Foreign exchange gain (loss)	$(1,154)	$(559)
Gain (loss) on sale of assets	(9)	1,831
Other	202	465
Other, net	$(961)	$1,737

NOTE 14 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three months ended March 31, 2023 and 2022, there were 366,946 and 1,151,073 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended March 31,
In thousands except per share amounts	2023	2022
Net income (loss) available to common stockholders	$(24,586)	$7,682

Weighted average shares:
Basic	300,950	261,458
Effect of stock-based compensation plans	—	2,105
Diluted	300,950	263,563

Income (loss) per share:
Basic	$(0.08)	$0.03

Diluted	$(0.08)	$0.03

On March 17, 2023, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March 2023 Equity Offering”). The March 2023 Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement, entered into on February 23, 2023 between the Company and BMO Capital Markets Corp. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 32,861,580 shares of its common stock in the March 2023 Equity Offering at an average price of $3.04 per share, raising net proceeds (after sales commissions) of $98.4 million. Proceeds from the March 2023 Equity Offering were used to reduce outstanding amounts under the RCF and for general corporate purposes.
On December 11, 2022, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “December 2022 Equity Offering”). The December 2022 Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement, entered into on November 9, 2022 between the Company and BMO Capital Markets Corp. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 14,766,835 shares of its common stock in the December 2022 Equity Offering at an average price of $3.39 per share, raising net proceeds (after sales commissions) of $49.2 million. Proceeds from the December 2022 Equity Offering were used to repay outstanding amounts under the RCF.
On March 18, 2022, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March 2022 Equity Offering”). The March 2022 Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement, entered into on April 23, 2020 between the Company and BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 22,053,275 shares of its common stock in the March 2022 Equity Offering at an average price of $4.53 per share, raising net proceeds (after sales commissions) of $98.0 million. Proceeds from the March 2022 Equity Offering were used to repay outstanding amounts under the RCF.

NOTE 15 - SUPPLEMENTAL GUARANTOR INFORMATION
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Current assets	$31,103	$73,692	$162,845	$137,432

Non-current assets(1)	$415,039	$445,778	$1,057,010	$991,213

Non-guarantor intercompany assets	$1,096	$4,391	$—	$—

Current liabilities	$25,534	$19,842	$146,050	$136,788

Non-current liabilities	$429,460	$457,195	$192,514	$193,024

Non-guarantor intercompany liabilities	$58,914	$58,257	$1,594	$1,594
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2023

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$104,991
Gross profit (loss)	$(297)	$(11,270)
Net income (loss)	$(24,585)	$(18,231)

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of March 31, 2023, $29.1 million in principal is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to resolve the matter. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. At March 31, 2023, the remaining unamortized balance was $7.3 million, which is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
Kensington Prepayment
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In December 2022, the Company received a $25.0 million prepayment, of which $10.0 million was recognized as revenue in the first quarter of 2023. The remaining deliveries of the December 2022 Prepayment are recognized as a deferred revenue liability and are presented in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by June 2023.
Rochester Expansion Project Update
As of March 31, 2023, the Company had committed approximately $634 million of capital since inception of the Rochester expansion project, approximately $560 million of the estimated project cost had been incurred and the project was 82% complete. The Company estimates the total capital cost for the project will likely be around the high end of the $650 - $670 million guidance range, which primarily reflects the impact of extreme winter weather on construction productivity during the first quarter. Mechanical completion remains on target for mid-2023 with ramp-up and commissioning expected to take place during the second half of the year. The Company expects capital expenditures related to the Rochester expansion to be approximately $197 - $207 million during 2023, with roughly 70% incurred during the first half of the year.
Coeur achieved several key milestones at the Rochester expansion project during the quarter. Notably, the Company began placing ore on the new Stage VI leach pad on February 1 and achieved mechanical completion of the Merrill-Crowe process plant on March 31, ahead of its second quarter target completion date. Coeur also energized the 63-kilovolt power system and achieved mechanical completion of the crusher corridor electrical substation.
In addition to achieving mechanical completion ahead of schedule, progress on the Merrill-Crowe plant included (i) completion of the leach recirculation system which will deliver solution to the Stage VI leach pad, (ii) advancement of pre-commissioning of power and process systems, and (iii) completion of control systems programming and acceptance testing.
Coeur also continued to make solid progress on the crusher corridor with the start of steel erection and equipment setting for the pre-screen and further advancement of concrete work in the primary crusher area. Other work on the crusher corridor included (i) stacker steel and conveyor erection at the primary, secondary and tertiary stockpiles, (ii) topping out of the steel erection at both the secondary and tertiary crushers, (iii) continuation of piping and electrical installation across the crusher corridor, and (iv) completion of control systems programming with acceptance testing now well advanced.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of March 31, 2023 and December 31, 2022, the Company had surety bonds totaling $319.1 million and $326.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 17 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In thousands	March 31, 2023	December 31, 2022
Accrued salaries and wages	$20,960	$29,868
Deferred revenue (1)	15,852	25,736
Income and mining taxes	1,714	7,874
Accrued operating costs	8,327	6,241
Unrealized losses on derivatives	5,458	10
Taxes other than income and mining	1,866	3,318
Accrued interest payable	3,481	8,256
Operating lease liabilities	11,564	11,560
Accrued liabilities and other	$69,222	$92,863
(1) See Note 16 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2023 and 2022:

In thousands	March 31, 2023	March 31, 2022
Cash and cash equivalents	$66,977	$73,330
Restricted cash equivalents	1,706	1,389
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$68,683	$74,719

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
First Quarter Highlights
For the quarter, Coeur reported revenue of $187.3 million and cash used in operating activities of $35.0 million. We reported GAAP net loss of $24.6 million, or $0.08 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $25.1 million and net loss of $33.1 million or $0.11 per diluted share.
•First quarter production stronger than expected and in-line with 2023 guidance – Solid performances at Palmarejo, Rochester and Wharf offset lower production levels at Kensington, leading to total production of 69,039 ounces of gold and 2.5 million ounces of silver. Production levels are expected to increase during the second half of the year due to mine plan sequencing as well as the anticipated ramp-up and commissioning of the Rochester expansion
•Rochester expansion remains on-track for mid-year construction completion – Coeur began stacking ore on the new Stage VI leach pad and achieved mechanical completion of the new Merrill-Crowe process plant ahead of schedule during the first quarter. As of March 31, 2023, the project was 82% complete and approximately $634 million of the estimated project capital had been committed, of which $560 million had been incurred
•Balance sheet well-positioned to support remaining Rochester expansion capital requirements – The Company ended the quarter with total liquidity of approximately $382 million, including $67 million of cash, $300 million of available capacity under its $390 million revolving credit facility (“RCF”) and $15 million of marketable securities. The Company further bolstered its hedging program with approximately 158,000 ounces of gold hedged at an average price of $1,968 per ounce and roughly 3.7 million ounces of silver hedged at an average price of $25.04 per ounce in 2023
•Exploration success continues at Silvertip and Kensington – The deepest hole ever drilled at Silvertip targeting a magnetic anomaly and potential heat source was successfully completed during the quarter showing occurrences of intrusive porphyry and higher temperature mineralogy. Silvertip continues to impress with its high silver, zinc and lead grades as well as signs of other critical minerals such as indium, germanium and gallium contained in the deposit. At Kensington, drilling indicates that new mineralized zones identified in Upper Kensington continue, suggesting promising potential for further mine life increases

Selected Financial and Operating Results

	Three Months Ended
In thousands	March 31, 2023	December 31, 2022	March 31, 2022
Financial Results (In thousands):
Gold sales	$127,101	$157,620	$129,451
Silver sales	$60,197	$52,496	$58,953
Consolidated Revenue	$187,298	$210,116	$188,404
Net income (loss)	$(24,586)	$49,089	$7,682
Net income (loss) per share, diluted	$(0.08)	$0.17	$0.03
Adjusted net income (loss)(1)	$(33,058)	$(17,451)	$(13,782)
Adjusted net income (loss) per share, diluted(1)	$(0.11)	$(0.06)	$(0.05)
EBITDA(1)	$16,219	$84,936	$40,377
Adjusted EBITDA(1)	$25,127	$35,799	$41,527
Total debt(2)	$494,086	$515,933	$485,488
Operating Results:
Gold ounces produced	69,039	87,727	75,409
Silver ounces produced	2,534,883	2,471,509	2,479,442
Gold ounces sold	70,866	88,189	75,211
Silver ounces sold	2,588,919	2,482,640	2,450,282
Average realized price per gold ounce	$1,794	$1,787	$1,721
Average realized price per silver ounce	$23.25	$21.15	$24.06
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022
Revenue
We sold 70,866 gold ounces and 2.6 million silver ounces, compared to 88,189 gold ounces and 2.5 million silver ounces. Revenue decreased by $22.8 million, or 11%, as a result of a 20% decrease in gold ounces sold, partially offset by a 4% increase in silver ounces sold and a 10% increase in average realized silver prices, which benefited from the favorable impact of silver hedges realized gains. Average realized gold prices remained comparable as higher gold spot prices resulted in lower realized gains from gold hedges. The decrease in gold ounces sold was primarily due to timing of recoveries at Rochester and Wharf, and lower mill throughput and grades at Kensington. The increase in silver ounces sold was primarily due to higher grades at Palmarejo, partially offset by the timing of recoveries at Rochester. Gold and silver represented 68% and 32% of first quarter 2023 sales revenue, respectively, compared to 75% and 25% of fourth quarter 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2023	December 31, 2022
Gold sales	$127,101	$157,620	$(30,519)	(19)%
Silver sales	60,197	52,496	7,701	15%
Metal sales	$187,298	$210,116	$(22,818)	(11)%
Costs Applicable to Sales
Costs applicable to sales decreased $6.3 million, or 4%, primarily due to lower gold ounces sold, partially offset by increased lower of cost or net realizable value (“LCM”) adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $5.4 million primarily due to lower gold ounces sold and longer assumed mine lives at Palmarejo, Rochester, Kensington and Wharf driven by recent successful investments in exploration.
Expenses
General and administrative expenses increased $1.9 million, or 19%, primarily due to higher non-cash employee incentive and stock-based compensation costs.
Exploration expense decreased $2.9 million, or 38% driven by a decrease in drilling activity as a result of the ramp down of projects in the fourth quarter of 2022 to prioritize the completion of the Rochester expansion project in 2023.
Pre-development, reclamation, and other expenses decreased $0.6 million, or 5%, stemming from lower operating costs at noncore asset locations and lower costs incurred in connection with the Company’s COVID-19 health and safety protocols, partially offset by higher ongoing carrying costs at Silvertip, and higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2023	December 31, 2022
COVID-19	$56	$155	$(99)	(64)%
Silvertip ongoing carrying costs	6,180	5,422	758	14%
Asset retirement accretion	3,993	3,643	350	10%
Other	661	2,228	(1,567)	(70)%
Pre-development, reclamation and other expense	$10,890	$11,448	$(558)	(5)%
Other Income and Expenses
Fair value adjustments, net, increased to a gain of $10.6 million compared to a $1.4 million loss as a result of an increase in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $2.1 million) decreased to $7.4 million from $8.2 million due to lower interest paid under the RCF attributable to lower average debt levels, and higher capitalized interest.
Other, net decreased to a loss of $1.0 million compared to a gain of $64.8 million in three months ended December 31, 2022, as a result of the $62.2 million gain recognized in connection with the sale of the Sterling/Crown exploration properties in the fourth quarter of 2022.
Income and Mining Taxes
Income and mining tax expense of approximately $10.7 million resulted in an effective tax rate of (77.2)% for the three months ended March 31, 2023. This compares to income tax benefit of $0.4 million for an effective tax rate of 0.9% for the three months ended December 31, 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) the non-recognition of tax assets; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) mining taxes; (vi) foreign exchange rates; (vii) percentage depletion; and (viii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,		Three Months Ended December 31,
	2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(25,780)	$(1,018)	$46,786	$4,786
Canada	(9,294)	—	(9,390)	(30)
Mexico	21,399	(9,690)	12,469	(4,335)
Other jurisdictions	(203)	—	(1,197)	—
	$(13,878)	$(10,708)	$48,668	$421
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
Net Income (Loss)
Net loss was $24.6 million, or $0.08 per diluted share, compared to net income of $49.1 million, or $0.17 per diluted share. The increase in net loss was driven by a $62.2 million gain on the sale of the Sterling/Crown exploration properties in fourth quarter of 2022, a 20% decrease in gold ounces sold, lower realized gains from gold hedges and higher income and mining taxes. This was partially offset by a 4% increase in silver ounces sold, 10% increase in average realized silver prices, lower exploration costs and favorable changes in the fair value of the Company’s equity investments. Adjusted net loss was $33.1 million, or $0.11 per diluted share, compared to $17.5 million, or $0.06 per diluted share (see “Non-GAAP Financial Performance Measures”).
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Revenue
We sold 70,866 gold ounces and 2.6 million silver ounces, compared to 75,211 gold ounces and 2.5 million silver ounces. Revenue decreased by $1.1 million, or 1%, as a result of a 6% decrease in gold ounces sold and a 3% decrease in average realized silver prices, partially offset by a 6% increase in silver ounces sold and a 4% increase in average realized gold prices driven by higher realized gains from gold hedges. The decrease in gold ounces sold was primarily due to lower mill throughput and grades at Palmarejo, lower mill throughput and recoveries at Kensington, and lower grades and lower tons placed during the fourth quarter of 2022 at Wharf, partially offset by higher grades and the timing of recoveries at Rochester. The increase in silver ounces sold was primarily due to timing of recoveries at Rochester. Gold and silver represented 68% and 32% of first quarter 2023 sales revenue, respectively, compared to gold and silver representing 69% and 31% of first quarter 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2023	March 31, 2022
Gold sales	$127,101	$129,451	$(2,350)	(1)%
Silver sales	60,197	58,953	1,244	2%
Metal sales	$187,298	$188,404	$(1,106)	(1)%
Costs Applicable to Sales
Costs applicable to sales increased $19.8 million, or 15%, primarily due to higher operating costs partially impacted by continued inflationary pressures relating to diesel and consumable costs, and increased LCM adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $3.7 million primarily due to lower gold ounces sold and longer assumed mine lives at Palmarejo, Rochester, Kensington and Wharf driven by recent successful investments in exploration.
Expenses
General and administrative expenses increased $1.8 million, or 18%, primarily due to higher non-cash employee incentive and stock-based compensation costs.
Exploration expense decreased $0.8 million, or 14%, driven by reduced drilling activity.
Pre-development, reclamation, and other expenses decreased $0.5 million, or 5%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and lower operating costs at noncore asset locations, partially offset by higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2023	2022
COVID-19	$56	$972	$(916)	(94)%
Silvertip ongoing carrying costs	6,180	6,159	21	—%
Asset retirement accretion	3,993	3,463	530	15%
Other	661	818	(157)	(19)%
Pre-development, reclamation and other expense	$10,890	$11,412	$(522)	(5)%
Other Income and Expenses
Fair value adjustments, net, remained comparable at a gain of $10.6 million. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $2.1 million) increased to $7.4 million from $4.6 million due to higher interest paid under the RCF attributable to higher average debt levels, and lower capitalized interest.
Other, net decreased to a loss of $1.0 million compared to a gain of $1.7 million, as a result of higher foreign exchange losses and lower gains on the sale of assets.
Income and Mining Taxes
Income and mining tax expense of approximately $10.7 million resulted in an effective tax rate of (77.2)% for 2023. This compares to income tax expense of $1.7 million for an effective tax rate of 18.1% for 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) mining taxes; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three months ended March 31,
	2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(25,780)	$(1,018)	$(10,130)	$(1,199)
Canada	(9,294)	—	(7,525)	—
Mexico	21,399	(9,690)	27,033	(495)
Other jurisdictions	(203)	—	(2)	—
	$(13,878)	$(10,708)	$9,376	$(1,694)
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
Net Income (Loss)
Net loss was $24.6 million, or $0.08 per diluted share, compared to net income of $7.7 million, or $0.03 per diluted share. The increase in net loss was driven by a 6% decrease in gold ounces sold, 3% decrease in average realized silver prices, higher operating costs, including increased LCM adjustments at Rochester, higher interest expense and income and mining taxes. This was partially offset by a 6% increase in silver ounces sold, 4% increase in average realized gold prices and lower exploration costs. Adjusted net loss was $33.1 million, or $0.11 per diluted share, compared to $13.8 million, or $0.05 per diluted share (see “Non-GAAP Financial Performance Measures”).

Results of Operations
Palmarejo

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Tons milled	533,606	554,247	565,211
Average gold grade (oz/t)	0.052	0.051	0.056
Average silver grade (oz/t)	4.02	3.16	3.87
Average recovery rate – Au	90.1%	92.4%	90.6%
Average recovery rate – Ag	81.7%	85.0%	83.0%
Gold ounces produced	25,118	25,935	28,931
Silver ounces produced	1,752,430	1,489,061	1,812,530
Gold ounces sold	25,970	25,252	28,242
Silver ounces sold	1,795,159	1,490,443	1,796,028
CAS per gold ounce(1)	$930	$1,025	$735
CAS per silver ounce(1)	$14.00	$14.20	$12.51
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022
Gold production decreased 3% and silver production increased 18% a result of 2% and 27% higher gold and silver grades, partially offset by 4% lower mill throughput and lower recoveries. Metal sales were $82.3 million, or 45% of Coeur’s metal sales, compared with $69.6 million, or 33% of Coeur’s metal sales. Revenue increased by $12.7 million or 18%, of which $8.2 million was due to higher volume of gold and silver production and $4.5 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 9% and 1%, respectively, due to the mix of gold and silver sales and lower consumable costs, partially offset by higher employee-related costs. Amortization increased to $8.7 million due to higher sales, partially offset by longer assumed mine life. Capital expenditures increased to $10.2 million from $8.1 million due to higher expenditures related to the open pit backfill project and mining equipment purchases.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Gold and silver production decreased 13% and 3%, respectively as a result of 6% lower mill throughput, 7% lower gold grades, and lower recoveries, partially offset by 4% higher silver grades. Metal sales were $82.3 million, or 45% of Coeur’s metal sales, compared with $83.1 million, or 44% of Coeur’s metal sales. Revenue decreased by $0.8 million or 1%, of which $3.6 million was due to a lower volume of gold and silver production, partially offset by an increase of $2.8 million due to higher average realized gold prices. Costs applicable to sales per gold and silver ounce increased 27% and 12%, respectively, due to the mix of gold and silver sales, lower production, higher employee-related and consumable costs primarily due to inflationary pressures. Amortization decreased to $8.7 million due to lower sales and longer assumed mine life. Capital expenditures decreased to $10.2 million from $13.6 million due to lower infill drilling activities.

Rochester

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Tons placed(1)	2,456,586	2,754,118	4,377,873
Average gold grade (oz/t)	0.003	0.003	0.003
Average silver grade (oz/t)	0.45	0.68	0.34
Gold ounces produced	8,155	11,589	6,066
Silver ounces produced	761,346	972,699	655,176
Gold ounces sold	8,349	11,646	5,928
Silver ounces sold	769,804	974,810	638,116
CAS per gold ounce(2)	$2,413	$1,973	$2,287
CAS per silver ounce(2)	$29.51	$21.75	$29.34
(1)During the three months ended, March 31, 2023, 1,405,499 and 1,051,087 tons were placed on Stage IV and Stage VI leach pads, respectively. During the three months ended, December 31, 2022, 2,754,118 and 0 tons were placed on Stage IV and Stage VI leach pads, respectively. During the three months ended, March 31, 2022, 4,101,586 and 276,287 tons were placed on Stage IV and Stage VI leach pads, respectively.
(2)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022
Gold production decreased 30% and silver production decreased 22%, as a result of lower tons placed, lower gold and silver grades and timing of recoveries primarily due to Rochester preparing to move away from the legacy leach pad to the new Stage VI leach pad associated with the Rochester expansion. Approximately 43% of the tons placed in the first quarter of 2023 were placed onto the new Stage VI leach pad, which is expected to begin production in the third quarter of 2023. Metal sales were $33.9 million, or 18% of Coeur’s metal sales, compared with $42.6 million, or 20% of Coeur’s metal sales. Revenue decreased by $8.7 million, or 20%, of which $11.1 million was due to a lower volume of gold and silver production, partially offset by an increase of $2.4 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 22% and 36%, respectively, due to the mix of gold and silver sales and lower recoverable gold and silver placed and a higher LCM adjustment of $13.1 million compared to $8.0 million in the prior period. Amortization decreased to $5.2 million due to lower gold and silver ounces sold. Capital expenditures decreased to $52.0 million from $92.3 million due to timing of payments related to the Rochester expansion project.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Gold production increased 34% and silver production increased 16%, primarily due to higher gold grades and the timing of recoveries. Metal sales were $33.9 million, or 18% of Coeur’s metal sales, compared with $26.4 million, or 14% of Coeur’s metal sales. Revenue increased by $7.5 million, or 29%, of which $7.7 million was due to a higher volume of gold and silver production, partially offset by a decrease of $0.2 million due to lower average realized silver prices. Costs applicable to sales per gold and silver ounce increased 6% and 1%, respectively, due to the mix of gold and silver sales and higher LCM adjustments of $13.1 million compared to $7.6 million in the prior period, driven by higher employee-related, maintenance, and consumable costs primarily due to inflationary pressures. Amortization increased to $5.2 million due to higher equipment depreciation from recent equipment purchases. Capital expenditures increased to $52.0 million from $33.1 million due to timing of payments related to the Rochester expansion project.
As of March 31, 2023, the Company had committed approximately $634 million of capital since inception of the Rochester expansion project, approximately $560 million of the estimated project cost had been incurred and the project was 82% complete.
The Company estimates the total capital cost for the project will likely be around the high end of the $650 - $670 million guidance range, which primarily reflects the impacts of extreme winter weather on construction productivity during the first quarter. Mechanical completion remains on target for mid-2023 with ramp-up and commissioning expected to take place during the second half of the year. The Company expects capital expenditures related to the Rochester expansion to be approximately $197 - $207 million during 2023, with roughly 70% incurred during the first half of the year.
Coeur achieved several key milestones at the Rochester expansion during the quarter. Notably, the Company began placing ore on the new Stage VI leach pad on February 1 and achieved mechanical completion of the Merrill-Crowe process plant on March 31, ahead of its second quarter target completion date. Coeur also energized the 63-kilovolt power system and achieved mechanical completion of the crusher corridor electrical substation.

In addition to achieving mechanical completion ahead of schedule, progress on the Merrill-Crowe plant included (i) completion of the leach recirculation system which will deliver solution to the Stage VI leach pad, (ii) advancement of pre-commissioning of power and process systems, and (iii) completion of control systems programming and acceptance testing.
Coeur also continued to make solid progress on the crusher corridor with the start of steel erection and equipment setting for the pre-screen and further advancement of concrete work in the primary crusher area. Other work on the crusher corridor included (i) stacker steel and conveyor erection at the primary, secondary and tertiary stockpiles, (ii) topping out of the steel erection at both the secondary and tertiary crushers, (iii) continuation of piping and electrical installation across the crusher corridor, and (iv) completion of control systems programming with acceptance testing now well advanced.
Kensington

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Tons milled	153,337	183,410	165,968
Average gold grade (oz/t)	0.15	0.18	0.14
Average recovery rate	91.2%	92.4%	95.3%
Gold ounces produced	20,296	30,335	22,646
Gold ounces sold	20,902	30,863	22,834
CAS per gold ounce(1)	$1,785	$1,269	$1,616
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022
Gold production decreased 33% as a result of 17% lower grades, 16% lower mill throughput primarily due to challenges with mine sequencing and stope extraction as well as lower grades. Metal sales were $40.2 million, or 21% of Coeur’s metal sales, compared to $58.8 million, or 28% of Coeur’s metal sales. Revenue decreased by $18.6 million, or 32%, of which $19.1 million resulted from a lower volume of gold production, partially offset by an increase of $0.5 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 41% due to lower production. Amortization decreased to $5.8 million primarily due to lower ounces sold and longer assumed mine life. Capital expenditures increased to $10.7 million from $7.7 million due to higher infill drilling and underground development.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Gold production decreased 10% as a result of 8% lower throughput primarily due to challenges with mine sequencing and stope extraction as well as lower recoveries. Metal sales were $40.2 million, or 21% of Coeur’s metal sales, compared to $44.3 million, or 24% of Coeur’s metal sales. Revenue decreased by $4.1 million, or 9%, of which $3.7 million resulted from a lower volume of gold production and $0.4 million was due to lower average realized gold prices. Costs applicable to sales per gold ounce increased 11% due to lower production. Amortization decreased to $5.8 million primarily due to lower ounces sold and longer assumed mine life. Capital expenditures increased to $10.7 million from $7.9 million due to higher infill drilling and underground development.
Wharf

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Tons placed	1,156,794	975,994	1,127,569
Average gold grade (oz/t)	0.032	0.024	0.025
Gold ounces produced	15,470	19,868	17,766
Silver ounces produced	21,107	9,749	11,736
Gold ounces sold	15,645	20,428	18,207
Silver ounces sold	23,956	17,387	16,138
CAS per gold ounce(1)	$1,468	$1,398	$1,124
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022
Gold production decreased 22% driven by lower grades and lower tons placed in 2022. Metal sales were $30.9 million, or 16% of Coeur’s metal sales, compared to $39.1 million, or 19% of Coeur’s metal sales. Revenue decreased by $8.2 million, or 21%, of which $9.1 million was due to a lower gold production, partially offset by an increase of $0.9 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 5% due to lower production partially offset by lower operating costs. Amortization decreased to $1.4 million due to lower ounces sold. Capital expenditures were $0.1 million.

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Gold production decreased 13% driven by lower grades and lower tons placed in 2022. Metal sales were $30.9 million, or 16% of Coeur’s metal sales, compared to $34.7 million, or 18% of Coeur’s metal sales. Revenue decreased by $3.8 million, or 11%, of which $4.8 million was due to a lower volume of gold production, partially offset by an increase of $1.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 31% due to lower production and higher diesel and other consumable costs primarily due to inflationary pressures. Amortization decreased to $1.4 million due to lower ounces sold. Capital expenditures were $0.1 million.
Silvertip
Three Months Ended March 31, 2023
Ongoing carrying costs at Silvertip totaled $6.2 million in the first three months of 2023 and in the prior year. Capital expenditures in the first three months of 2023 totaled $0.7 million compared to $11.9 million in the prior year due to planned reduction in capital development expenditures.
Since acquisition, exploration at Silvertip has been consistently successful, with measured and indicated resource tonnage increasing from approximately 2.6 million tons to 7.1 million tons as of December 31, 2017 and 2022, respectively. Multiple new zones have been discovered, providing a clear path to potentially significant resource growth for the foreseeable future. In addition, the full geochemical and metal zonation of the deposit will be studied including the critical minerals indium, germanium and gallium that are present in the orebody. The Company anticipates a slower overall timeline to advance the Silvertip project, with the primary focus on growth and understanding of the overall deposit. Consistent with Silvertip’s status as a long-term exploration project, the Company has reclassified its mineral reserves to measured and indicated resources as of year-end 2022.
Coeur plans to focus on compiling, analyzing and interpreting historical data during the first half of the year to increase the understanding of the geological context and mineralization system. Significant work on logging, data collection, analysis and interpretation is ongoing as part of this effort. A new detailed geological model will be compiled to support year-end reserve and resource calculations at the end of 2023.

Liquidity and Capital Resources
At March 31, 2023, the Company had $68.7 million of cash, cash equivalents and restricted cash and $300.5 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $5.5 million in the three months ended March 31, 2023, due to net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering, $39.8 million received from the sale of the remaining 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”), $5.0 million received from the Avino note receivable, a 10% increase in average realized silver prices and 4% increase in silver ounces sold, partially offset by a 20% decrease in gold ounces sold, and $74.0 million of capital expenditures primarily related to the Rochester expansion project and higher costs at our operations due to continued inflationary pressures.
In 2022, the Company entered into two amendments to the RCF to, among other things, increase the maximum principal amount of the RCF by $90.0 million in incremental loans and commitments to an aggregate of $390.0 million and to modify the financial covenants to provide greater flexibility under the consolidated net leverage ratio requirement through the December 31, 2023 test date. For more details, please see Note 10 -- Debt contained in the 2022 10-K. At March 31, 2023, the Company had $60.0 million drawn, $29.5 million in outstanding letters of credit and $300.5 million available under the RCF.
On January 17, 2023, the Company completed the sale of its remaining 6.0 million Victoria Gold Common Shares at a price of $6.70 per Victoria Gold Common Share, for net proceeds of $39.8 million. At March 31, 2023, the Company held $14.9 million of equity securities.

In March 2023, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March 2023 Equity Offering”). The Company sold a total of 32,861,580 shares of common stock in the March 2023 Equity Offering at an average price of $3.04 per share, raising net proceeds (after sales commissions) of $98.4 million.
The Company had outstanding forward contracts on 157,998 ounces of gold and 2,400,000 ounces of silver at March 31, 2023 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures and may in the future layer on additional hedges as circumstances warrant. In April and May 2023, the Company added 1.3 million ounces of silver forward contracts that settle monthly through December 2023. Taking into account the additional silver hedges added in April and May 2023, the weighted average fixed price on the forward contracts is $1,968 per ounce of gold and $25.04 per ounce of silver.
We currently believe we have sufficient sources of funding to meet our business requirements for the next 12 months and longer-term. We expect to use a combination of cash provided by operating activities under-pinned by our gold and silver hedging programs, sales of non-core investments, and borrowings under our RCF depending on future commodity prices to fund near term capital requirements, including those described in this report for the Rochester expansion project and in our 2023 capital expenditure guidance. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration to extend mine lives at all of our operating sites.
As of March 31, 2023, the Company committed approximately $634 million of capital since inception of the project, approximately $560 million of the estimated project cost had been incurred and the project was 82% complete. The Company estimates the total capital cost for the project will likely be around the high end of the $650 - $670 million guidance range, which primarily reflects the impacts of extreme winter weather on construction productivity during the first quarter. Mechanical completion remains on target for mid-2023 with ramp-up and commissioning expected to take place during the second half of the year. The Company expects capital expenditures related to the Rochester expansion to be approximately $197 - $207 million during 2023, with roughly 70% incurred during the first half of the year.
In April 2023, the Company exchanged $9.5 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 2,155,141 shares of common stock.
We also have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services.
If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we may need to incur additional indebtedness or issue additional equity securities, among other financing options, which may not be available on acceptable terms or at all. This could have a material adverse impact on the Company, as discussed in more detail under Item 1A – Risk Factors in the 2022 10-K and Part II, Item 1A of this Report.
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $35.0 million, compared to net cash provided by operating activities of $28.5 million for the three months ended December 31, 2022 and net cash used in operating activities of $6.4 million for three months ended March 31, 2022. Adjusted EBITDA for the three months ended March 31, 2023 was $25.1 million, compared to $35.8 million for the three months ended December 31, 2022 and $41.5 million for the three months ended March 31, 2022 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended
In thousands	March 31, 2023	December 31, 2022	March 31, 2022
Cash flow before changes in operating assets and liabilities	$6,223	$19,638	$23,779
Changes in operating assets and liabilities:
Receivables	3,050	353	9,100
Prepaid expenses and other	(496)	(699)	(509)
Inventories	(17,635)	(8,798)	(17,672)
Accounts payable and accrued liabilities	(26,145)	18,022	(21,125)
Cash provided by (used in) operating activities	$(35,003)	$28,516	$(6,427)
Net cash provided by operating activities decreased $63.5 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022, primarily as a result of 20% decrease gold ounces sold, receipt of

$25.0 million of prepaid revenue in the fourth quarter of 2022, the timing of interest payments, and higher mining and income taxes at Palmarejo, partially offset by a 4% increase in silver ounces sold, 10% increase in average realized silver prices, and lower exploration costs. Revenue for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 decreased by $22.8 million, of which $28.6 million was due to the lower volume of gold sales, partially offset by $5.8 million as the result of higher average realized silver prices.
Net cash used in operating activities increased $28.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a 6% decrease in gold ounces sold and a 3% decrease in average realized silver prices, timing of VAT collections at Palmarejo in 2022, receipt of $10.0 million of prepaid revenue in the first quarter of 2022 and higher operating costs, partially offset by a 6% increase in silver ounces sold, 4% increase in average realized gold prices, the favorable impact of realized gains from gold and silver hedges, and lower exploration costs. Revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased by $1.1 million, of which $4.6 million was due to a lower volume of gold sales, partially offset by $3.5 million as the result of higher average realized gold prices.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the three months ended March 31, 2023 was $29.3 million compared to net cash provided by investing activities of $36.7 million in the three months ended December 31, 2022. Cash provided by investing activities decreased primarily due to receipt of net proceeds of $150.2 million from the sale of the Sterling/Crown exploration properties in the fourth quarter of 2022, partially offset by net proceeds of $39.8 million received from the sale of its remaining Victoria Gold Common Shares, $5.0 million received from the collection of amounts due under the promissory note issued in connection with the sale of the La Preciosa project, and decrease in capital expenditures due to the timing of payments related to POA 11 construction activities at Rochester. The Company incurred capital expenditures of $74.0 million in the three months ended March 31, 2023 compared with $113.1 million in the three months ended December 31, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the three months ended March 31, 2023 was $29.3 million compared to $54.1 million in the three months ended March 31, 2022. Cash used in investing activities decreased primarily due to net proceeds of $39.8 million received from the sale of its remaining Victoria Gold Common Shares, and $5.0 million received from the sale of the La Preciosa project, partially offset by an increase in capital expenditures. The Company incurred capital expenditures of $74.0 million in the three months ended March 31, 2023 compared with $69.5 million in the three months ended March 31, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2023 was $69.4 million compared to net cash used in financial activities of $79.2 million in the three months ended December 31, 2022. During the three months ended March 31, 2023, the Company repaid $20.0 million, net, under the RCF and received net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering. During the three months ended December 31, 2022, the Company received net proceeds of $49.2 million the sale of 14.8 million shares of its common stock in the December 2022 Equity Offering, partially offset by the net repayment of $120.0 million under the RCF.
Net cash provided by financing activities in the three months ended March 31, 2023 was $69.4 million compared to $76.7 million in the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company repaid $20.0 million, net, under the RCF and received net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering. During the three months ended March 31, 2022, the Company received net proceeds of $98.4 million from the sale of 22.1 million shares of its common stock in the March 2022 Equity Offering, partially offset by the net repayment of $10.0 million under the RCF.

Critical Accounting Policies and Accounting Developments
See Note 2 - Summary of Significant Accounting Policies contained in the 2022 10-K and Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.

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

	Three Months Ended
In thousands except per share amounts	March 31, 2023	December 31, 2022	March 31, 2022
Net income (loss)	$(24,586)	$49,089	$7,682
Fair value adjustments, net	(10,561)	1,396	(10,605)
Foreign exchange loss (gain)	1,991	458	990
(Gain) loss on sale of assets and securities	9	(62,064)	(1,831)
RMC bankruptcy distribution	—	(1,651)	—
COVID-19 costs	56	155	972
Other adjustments	70	782	—
Tax effect of adjustments(1)	(37)	(5,616)	(10,990)
Adjusted net income (loss)	$(33,058)	$(17,451)	$(13,782)

Adjusted net income (loss) per share, Basic	$(0.11)	$(0.06)	$(0.05)
Adjusted net income (loss) per share, Diluted	$(0.11)	$(0.06)	$(0.05)

(1)     For the three months ended March 31, 2023, tax effect of adjustments of $37 (0.3%) is primarily related to the fair value adjustments on the Company’s equity investments and LCM adjustment recorded at Rochester. For the three months ended December 31, 2022, tax effect of adjustments of $5.6 million (9%) is primarily related to the fair value adjustments on the Company’s equity investments and the derecognition of deferred tax liabilities related to the sale of La Preciosa and the Sterling /Crown exploration properties . For the three months ended March 31, 2022, tax effect of adjustments of $11.0 million (96%) is primarily related to the derecognition of deferred tax liabilities related to the sale of Proyectos Mineros La Preciosa, S.A. de C.V.

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

	Three Months Ended
In thousands except per share amounts	March 31, 2023	December 31, 2022	March 31, 2022
Net income (loss)	$(24,586)	$49,089	$7,682
Interest expense, net of capitalized interest	7,389	8,191	4,568
Income tax provision (benefit)	10,708	(421)	1,694
Amortization	22,708	28,077	26,433
EBITDA	16,219	84,936	40,377
Fair value adjustments, net	(10,561)	1,396	(10,605)
Foreign exchange (gain) loss	1,154	(123)	559
Asset retirement obligation accretion	3,993	3,643	3,463
Inventory adjustments and write-downs	14,187	8,725	8,592
(Gain) loss on sale of assets and securities	9	(62,064)	(1,831)
RMC bankruptcy distribution	—	(1,651)	—
COVID-19 costs	56	155	972
Other adjustments	70	782	—
Adjusted EBITDA	$25,127	$35,799	$41,527

Free Cash Flow
Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By (used in) Operating Activities less Capital expenditures as presented on the Condensed Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Cash flow from operations	$(35,003)	$28,516	$(6,427)
Capital expenditures	74,048	113,094	69,502
Free cash flow	$(109,051)	$(84,578)	$(75,929)

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

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Cash provided by (used in) operating activities	$(35,003)	$28,516	$(6,427)
Changes in operating assets and liabilities:
Receivables	(3,050)	(353)	(9,100)
Prepaid expenses and other	496	699	509
Inventories	17,635	8,798	17,672
Accounts payable and accrued liabilities	26,145	(18,022)	21,125
Operating cash flow before changes in working capital	$6,223	$19,638	$23,779

Costs Applicable to Sales
Management uses CAS to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing gold and silver, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes that allocating CAS to gold and silver based on gold and silver metal sales relative to total metal sales best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit, converting to silver equivalent ounces, and differences in underlying accounting principles and accounting frameworks such as in International Financial Reporting Standards.
Three Months Ended March 31, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$57,984	$48,083	$43,226	$24,953	$1,221	$175,467
Amortization	(8,719)	(5,218)	(5,844)	(1,409)	(1,221)	(22,411)
Costs applicable to sales	$49,265	$42,865	$37,382	$23,544	$—	$153,056

Metal Sales
Gold ounces	25,970	8,349	20,902	15,645		70,866
Silver ounces	1,795,159	769,804	—	23,956	—	2,588,919

Costs applicable to sales
Gold ($/oz)	$930	$2,413	$1,785	$1,468
Silver ($/oz)	$14.00	$29.51			$—

Three Months Ended December 31, 2022

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$55,325	$50,211	$49,887	$30,716	$1,133	$187,272
Amortization	(8,281)	(6,034)	(10,672)	(1,748)	(1,133)	(27,868)
Costs applicable to sales	$47,044	$44,177	$39,215	$28,968	$—	$159,404

Metal Sales
Gold ounces	25,252	11,646	30,863	20,428		88,189
Silver ounces	1,490,443	974,810	—	17,387	—	2,482,640

Costs applicable to sales
Gold ($/oz)	$1,025	$1,973	$1,269	$1,398
Silver ($/oz)	$14.20	$21.75			$—

Three Months Ended March 31, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$52,611	$36,985	$45,532	$22,918	$1,259	$159,305
Amortization	(9,386)	(4,710)	(8,622)	(2,061)	(1,259)	(26,038)
Costs applicable to sales	$43,225	$32,275	$36,910	$20,857	$—	$133,267

Metal Sales
Gold ounces	28,242	5,928	22,834	18,207		75,211
Silver ounces	1,796,028	638,116	—	16,138	—	2,450,282

Costs applicable to sales
Gold ($/oz)	$735	$2,287	$1,606	$1,124
Silver ($/oz)	$12.51	$29.34			$—

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, expectations regarding the Rochester POA 11 expansion project (including future LCM adjustments), the Silvertip mine's potential expansion and restart, including timing thereof, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, timing of completion of obligations under the Amended Sales Contract at Kensington, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2022 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to workforce, equipment and materials availability, inflationary pressures, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at March 31, 2023 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,890 and $1,746 per ounce, respectively, and a short-term and long-term silver price of $22.55 and $21.87 per ounce, respectively.

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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 157,998 ounces of gold at March 31, 2023 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. In April and May 2023, the Company added 1.3 million ounces of silver forward contracts that settle monthly through December 2023. Taking into account the additional silver hedges added in April and May 2023, the weighted average fixed price on the forward contracts is $1,968 per ounce of gold and $25.04 per ounce of silver. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2022 10-K and part II, Item 1A of this Report.
At March 31, 2023, the fair value of the gold forward contracts was a liability of $5.3 million and an asset of $0.6 million for the silver forward contracts. For the three months ended March 31, 2023, the Company recognized a gain of $2.3 million and $1.9 million related to expired gold and silver contracts, respectively, in Revenue and the remaining outstanding gold and silver forward contracts were included in Accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at March 31, 2023 would result in a net realized loss and gain of $21.4 million and $39.1 million, respectively. A 10% increase and decrease in the price of silver at March 31, 2023 would result in a net realized loss and gain of nil and $11.8 million, respectively. The March 31, 2023 closing price of gold and silver was $1,980 and $23.89 per ounce, respectively. As of May 9, 2023, the closing price of gold and silver was $2,030 and $25.57, per ounce respectively.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At March 31, 2023, the Company had outstanding provisionally priced sales of 7,825 ounces of gold at an average price of $1,923. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.2 million during the three months ended March 31, 2023. A 10% change in realized gold prices would cause revenue to vary by $1.5 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at March 31, 2023.
Interest Rates
Interest Rate Hedging

The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2023.
Investment Risk
Equity Price Risk
The Company is exposed to changes in the fair value of our investments in equity securities. For the three months ended March 31, 2023, the Company recognized unrealized gains of $2.8 million in Fair value adjustments, net due to increases in the stock price of those equity securities. At March 31, 2023, the fair value of the equity securities was $14.9 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $1.4 million.

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
(b)Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 16 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2022 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Except as supplemented, the risk factors set forth in the 2022 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
Coeur is an international company and is exposed to political and social risks associated with its foreign operations.
A significant portion of our revenues is generated by operations outside the United States. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, changes to mining and related laws impacting current and future operations, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 16 – Commitments and Contingencies to the Consolidated Financial Statements, we are currently engaged in efforts to recover amounts unduly paid as VAT to the Mexican government that are owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through international arbitration. While the Company believes that it remains legally entitled to be refunded the full amount of the VAT receivable and intends to rigorously continue its VAT recovery efforts, based on the continued failure to recover the VAT receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the VAT receivable of $26.0 million at September 2021. In addition, recent proposed amendments to mining, water and environmental laws in Mexico, when enacted, could impose additional restrictions our ability to obtain and maintain mining and water rights and operate in Mexico, among other potentially adverse provisions. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
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
ESG factors, including climate-related initiatives such as GHG emissions targets and climate risk management, are increasingly becoming a metric for institutional investors to review and assess the performance of the Company and a significant factor in their investment decisions. We believe we have established ourselves as a leader among peers in ESG and continued to advance our ESG initiatives as highlighted in our 2022 ESG Report, which included specific, objective goals to continue to improve our industry leading safety record, continue reducing the net intensity of our GHG emissions across the Company, advance our commitment to Diversity, Equity and Inclusion, strengthen community relations and protect critical habitat. However, there are no assurances that our efforts will be sufficient or meet the standards set by ESG analysts or institutional or other investors.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

Item 5.     Other Information
Pursuant to two privately negotiated agreements dated March 29 and April 4, 2023, Coeur exchanged $9.5 million aggregate principal amount of its 5.125% Senior Notes due 2029 for 2,155,141 shares of its common stock, par value $0.01 per share (the “Shares”). The issuance of the Shares was pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 15.        Exhibits

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

* The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 10, 2023	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 10, 2023	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 10, 2023	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)