Form 10-Q
period 2023-06-30
Coeur Mining, Inc.
filed 2023-08-09
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 353,163,705 shares were issued and outstanding as of August 7, 2023.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2023	December 31, 2022
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$56,845	$61,464
Receivables	4	29,615	36,333
Inventory	5	64,523	61,831
Ore on leach pads	5	108,768	82,958
Equity securities	6	9,240	32,032
Prepaid expenses and other		20,194	25,814
		289,185	300,432
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net		1,553,733	1,389,755
Ore on leach pads	5	34,991	51,268
Restricted assets		8,851	9,028
Equity securities	6	—	12,120
Receivables	4, 11	20,888	22,023
Other		64,456	61,517
TOTAL ASSETS		$1,972,104	$1,846,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$143,146	$96,123
Accrued liabilities and other	17	110,386	92,863
Debt	7	21,110	24,578
Reclamation	8	5,796	5,796
		280,438	219,360
NON-CURRENT LIABILITIES
Debt	7	448,276	491,355
Reclamation	8	202,163	196,635
Deferred tax liabilities		19,262	14,459
Other long-term liabilities		33,203	35,318
		702,904	737,767
COMMITMENTS AND CONTINGENCIES	16
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 350,166,722 issued and outstanding at June 30, 2023 and 295,697,624 at December 31, 2022		3,502	2,957
Additional paid-in capital		4,050,460	3,891,265
Accumulated other comprehensive income (loss)		9,347	12,343
Accumulated deficit		(3,074,547)	(3,017,549)
		988,762	889,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,972,104	$1,846,143
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
	Notes	In thousands, except share data
Revenue	3	$177,235	$204,123	$364,533	$392,527
COSTS AND EXPENSES
Costs applicable to sales(1)	3	139,637	150,679	292,693	283,946
Amortization		19,595	27,965	42,303	54,398
General and administrative		9,789	9,287	21,872	19,559
Exploration		2,920	5,279	7,570	10,697
Pre-development, reclamation, and other	13	10,048	9,178	20,938	20,590
Total costs and expenses		181,989	202,388	385,376	389,190
OTHER INCOME (EXPENSE), NET
Gain on debt extinguishment	7	2,961	—	2,961	—
Fair value adjustments, net	11	(3,922)	(62,810)	6,639	(52,205)
Interest expense, net of capitalized interest	7	(6,912)	(5,170)	(14,301)	(9,738)
Other, net	13	(9,919)	313	(10,880)	2,050
Total other income (expense), net		(17,792)	(67,667)	(15,581)	(59,893)
Income (loss) before income and mining taxes		(22,546)	(65,932)	(36,424)	(56,556)
Income and mining tax (expense) benefit	9	(9,866)	(11,502)	(20,574)	(13,196)
NET INCOME (LOSS)		$(32,412)	$(77,434)	$(56,998)	$(69,752)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		12,842	34,245	(86)	29,027
Reclassification adjustments for realized (gain) loss on cash flow hedges		1,224	(1,731)	(2,910)	(1,271)
Other comprehensive income (loss)		14,066	32,514	(2,996)	27,756
COMPREHENSIVE INCOME (LOSS)		$(18,346)	$(44,920)	$(59,994)	$(41,996)

NET INCOME (LOSS) PER SHARE	14
Basic income (loss) per share:
Basic		$(0.10)	$(0.28)	$(0.18)	$(0.26)

Diluted		$(0.10)	$(0.28)	$(0.18)	$(0.26)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(32,412)	$(77,434)	$(56,998)	$(69,752)
Adjustments:
Amortization		19,595	27,965	42,303	54,398
Accretion		4,073	3,529	8,066	6,992
Deferred taxes		(1,043)	704	5,408	(7,558)
Gain on debt extinguishment	7	(2,961)	—	(2,961)	—
Fair value adjustments, net	11	3,922	62,810	(6,639)	49,066
Stock-based compensation	10	2,676	2,347	5,827	4,614
Loss on the sale of assets	13	12,631	—	12,631	—
Write-downs	5	1,627	9,219	14,740	16,814
Deferred revenue recognition	16	(15,100)	(241)	(25,215)	(556)
Other		72	874	2,141	(466)
Changes in operating assets and liabilities:
Receivables		(913)	(4,882)	2,137	4,218
Prepaid expenses and other current assets		4,260	3,523	3,764	3,014
Inventory and ore on leach pads		(18,738)	(11,263)	(36,373)	(28,935)
Accounts payable and accrued liabilities		61,708	5,493	35,563	(15,632)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		39,397	22,644	4,394	16,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(85,581)	(73,156)	(159,629)	(142,658)
Proceeds from the sale of assets		8,228	630	8,228	16,001
Sale of investments	6	1,783	—	41,558	—
Proceeds from notes receivable	4	—	—	5,000	—
Other		(64)	(10)	(108)	(21)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(75,634)	(72,536)	(104,951)	(126,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14	13,013	(62)	111,442	98,335
Issuance of notes and bank borrowings, net of issuance costs	7	150,000	70,000	225,000	155,000
Payments on debt, finance leases, and associated costs	7	(136,927)	(19,037)	(238,824)	(122,304)
Other		(225)	(160)	(2,322)	(3,563)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		25,861	50,741	95,296	127,468
Effect of exchange rate changes on cash and cash equivalents		253	(13)	652	259
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(10,123)	836	(4,609)	17,266
Cash, cash equivalents and restricted cash at beginning of period		68,683	74,719	63,169	58,289
Cash, cash equivalents and restricted cash at end of period		$58,560	$75,555	$58,560	$75,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(24,586)	—	(24,586)
Other comprehensive income (loss)	—	—	—	—	(17,062)	(17,062)
Common stock issued under "at the market" stock offering	32,862	329	98,100	—	—	98,429
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,482	24	715	—	—	739
Balances at March 31, 2023	331,042	$3,310	$3,990,080	$(3,042,135)	$(4,719)	$946,536
Net income (loss)	—	—	—	(32,412)	—	(32,412)
Other comprehensive income (loss)	—	—	—	—	14,066	14,066
Common stock issued for the extinguishment of Senior Notes	13,941	140	45,328	—	—	45,468
Common stock issued under Private Placement Offering	5,276	53	12,603			12,656
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(92)	(1)	2,449	—	—	2,448
Balances at June 30, 2023	350,167	$3,502	$4,050,460	$(3,074,547)	$9,347	$988,762

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	7,682	—	7,682
Other comprehensive income (loss)	—	—	—	—	(4,758)	(4,758)
Common stock issued under "at the market" stock offering	22,053	220	98,279	—	—	98,499
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,862	19	(1,730)	—	—	(1,711)
Balances at March 31, 2022	280,834	$2,808	$3,834,896	$(2,931,760)	$(5,970)	$899,974
Net income (loss)	—	—	—	(77,434)	—	(77,434)
Other comprehensive income (loss)	—	—	—	—	32,514	32,514
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(29)	—	2,127	—	—	2,127
Balances at June 30, 2022	280,805	$2,808	$3,837,023	$(3,009,194)	$26,544	$857,181

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
Reclassifications
Certain amounts and disclosures in prior years have been reclassified to conform to the current year presentation.

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

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip exploration project is engaged in the discovery of silver, zinc and lead. “Other” includes certain mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended June 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$35,296	$12,638	$24,538	$48,883	$—	$—	$121,355
Silver sales	37,432	16,463	63	1,922	—	—	55,880
Metal sales	72,728	29,101	24,601	50,805	—	—	177,235
Costs and Expenses
Costs applicable to sales(1)	46,591	26,068	39,149	27,829	—	—	139,637
Amortization	8,017	3,649	4,801	1,805	1,021	302	19,595
Exploration	1,614	279	2,327	—	(1,628)	328	2,920
Other operating expenses	2,233	2,048	984	1,029	4,977	8,566	19,837
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	2,961	2,961
Fair value adjustments, net	—	—	—	—	—	(3,922)	(3,922)
Interest expense, net	178	(287)	(325)	(30)	(18)	(6,430)	(6,912)
Other, net(3)	3,022	(399)	(56)	145	(94)	(12,537)	(9,919)
Income and mining tax (expense) benefit	(6,220)	137	—	(2,301)	—	(1,482)	(9,866)
Net Income (loss)	$11,253	$(3,492)	$(23,041)	$17,956	$(4,482)	$(30,606)	$(32,412)
Segment assets(2)	$311,609	$977,958	$160,145	$103,249	$217,831	$61,920	$1,832,712
Capital expenditures	$11,914	$61,458	$11,656	$150	$138	$265	$85,581
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Three Months Ended June 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$44,127	$15,199	$50,030	$37,269	$—	$—	$146,625
Silver sales	41,837	15,304	233	124	—	—	57,498
Metal sales	85,964	30,503	50,263	37,393	—	—	204,123
Costs and Expenses
Costs applicable to sales(1)	49,063	37,953	39,311	24,352	—	—	150,679
Amortization	9,737	4,961	9,369	2,248	1,259	391	27,965
Exploration	1,686	1,466	1,218	—	(262)	1,171	5,279
Other operating expenses	752	1,830	308	527	5,090	9,958	18,465
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	(62,810)	(62,810)
Interest expense, net	(11)	(203)	(421)	(14)	(50)	(4,471)	(5,170)
Other, net(3)	832	(43)	(25)	634	(230)	(855)	313
Income and mining tax (expense) benefit	(10,445)	1,000	127	(972)	—	(1,212)	(11,502)
Net Income (loss)	$15,102	$(14,953)	$(262)	$9,914	$(6,367)	$(80,868)	$(77,434)
Segment assets(2)	$292,246	$689,215	$149,365	$90,645	$239,348	$163,190	$1,624,009
Capital expenditures	$10,060	$46,956	$8,828	$475	$5,703	$1,134	$73,156
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Six Months Ended June 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$75,903	$28,685	$64,662	$79,206	$—	$—	$248,456
Silver sales	79,132	34,316	137	2,492	—	—	116,077
Metal sales	155,035	63,001	64,799	81,698	—	—	364,533
Costs and Expenses
Costs applicable to sales(1)	95,856	68,933	76,531	51,373	—	—	292,693
Amortization	16,736	8,867	10,645	3,214	2,242	599	42,303
Exploration	2,927	662	3,323	—	(131)	789	7,570
Other operating expenses	3,759	4,073	1,968	2,043	11,523	19,444	42,810
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	2,961	2,961
Fair value adjustments, net	—	—	—	—	—	6,639	6,639
Interest expense, net	300	(462)	(855)	(44)	(40)	(13,200)	(14,301)
Other, net(3)	2,884	(492)	(127)	(331)	(103)	(12,711)	(10,880)
Income and mining tax (expense) benefit	(15,922)	376	—	(2,720)	—	(2,308)	(20,574)
Net Income (loss)	$23,019	$(20,112)	$(28,650)	$21,973	$(13,777)	$(39,451)	$(56,998)
Segment assets(2)	$311,609	$977,958	$160,145	$103,249	$217,831	$61,920	$1,832,712
Capital expenditures	$22,064	$113,420	$22,358	$271	$807	$709	$159,629
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Six Months Ended June 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$84,201	$26,251	$94,089	$71,535	$—	$—	$276,076
Silver sales	84,836	30,621	478	516	—	—	116,451
Metal sales	169,037	56,872	94,567	72,051	—	—	392,527
Costs and Expenses
Costs applicable to sales(1)	92,288	70,228	76,221	45,209	—	—	283,946
Amortization	19,123	9,671	17,991	4,309	2,518	786	54,398
Exploration	3,296	3,408	1,620	—	(262)	2,635	10,697
Other operating expenses	1,673	3,661	923	1,039	11,584	21,269	40,149
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	(52,205)	(52,205)
Interest expense, net	(126)	(381)	(669)	(27)	(118)	(8,417)	(9,738)
Other, net(3)	493	(91)	81	673	(235)	1,129	2,050
Income and mining tax (expense) benefit	(22,520)	965	127	(1,965)	—	10,197	(13,196)
Net Income (loss)	$30,504	$(29,603)	$(2,649)	$20,175	$(14,193)	$(73,986)	$(69,752)
Segment assets(2)	$292,246	$689,215	$149,365	$90,645	$239,348	$163,190	$1,624,009
Capital expenditures	$23,671	$80,006	$16,752	$1,836	$17,562	$2,831	$142,658
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	June 30, 2023	December 31, 2022
Total assets for reportable segments	$1,832,712	$1,669,982
Cash and cash equivalents	56,845	61,464
Other assets	82,547	114,697
Total consolidated assets	$1,972,104	$1,846,143

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	June 30, 2023	December 31, 2022
United States	$1,062,114	$899,960
Mexico	258,467	251,950
Canada	233,030	237,723
Other	122	122
Total	$1,553,733	$1,389,755

Revenue	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$104,507	$118,159	$209,498	$223,490
Mexico	72,728	85,964	155,035	169,037
Total	177,235	$204,123	$364,533	$392,527

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	June 30, 2023	December 31, 2022
Current receivables:
Trade receivables	$2,818	$6,302
VAT receivable	14,803	10,741
Income tax receivable	11,042	9,719
Avino note receivable (1)	—	4,926
Gold and silver forwards realized gains (2)	456	4,059
Other	496	586
	$29,615	$36,333
Non-current receivables:
Other tax receivable	$6,859	$—
Deferred cash consideration (1)	—	7,677
Contingent consideration (1)	14,029	14,346
	$20,888	$22,023
Total receivables	$50,503	$58,356
(1) See Note 11 -- Fair Value Measurements for additional details on the note receivable, deferred cash consideration and contingent consideration. In March 2023, the Company received payment of $5.0 million related to the Avino note receivable. In May 2023, the Company sold the La Preciosa Deferred Consideration (as defined below). The contingent consideration at June 30, 2023 relates to consideration received from the sale of Sterling and the contingent consideration received from the sale of the La Preciosa Deferred Consideration.
(2) Represents realized gains on gold and silver forward hedges from June 2023 that contractually settle in subsequent months. See Note 12 -- Derivative Financial Instruments & Hedging for additional details on the gold and silver forward hedges.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	June 30, 2023	December 31, 2022
Inventory:
Concentrate	$2,062	$2,869
Precious metals	14,336	12,636
Supplies	48,125	46,326
	$64,523	$61,831
Ore on Leach Pads:
Current	$108,768	$82,958
Non-current	34,991	51,268
	$143,759	$134,226

Long-term Stockpile (included in Other)	$38,615	$28,840

Total Inventory and Ore on Leach Pads	$246,897	$224,897

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. At the end of the first and second quarter of 2023, the cost of stockpile, leach pad and metal inventory at Rochester exceeded its net realizable value, which resulted in non-cash write-downs for the three and six months ended June 30, 2023 of $2.1 million ($1.6 million was recognized in Costs applicable to sales and $0.5 million in Amortization) and $16.4 million ($14.7 million was recognized in Costs applicable to sales and $1.7 million in Amortization), respectively. The non-cash write-down in the three months ended June 30, 2023 includes a $3.9 million recovery of losses recognized in the prior quarter.

NOTE 6 – INVESTMENTS
Equity Securities
    From time to time, the Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies or receives securities as transaction consideration.

	At June 30, 2023
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Avino Silver & Gold Mines Ltd	$13,720	$(4,483)	$—	$9,237
Other	2,233	(2,230)	—	3
Equity securities	$15,953	$(6,713)	$—	$9,240

	At December 31, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$70,560	$(38,528)	$—	$32,032
Integra Resources Corp.	9,455	(7,115)	—	2,340
Avino Silver & Gold Mines Ltd	13,720	(4,199)	—	9,521
Other	2,233	(1,974)	—	259
Equity securities	$95,968	$(51,816)	$—	$44,152
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Condensed Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 11 -- Fair Value Measurements for additional details.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In January 2023, the Company sold its remaining 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $6.70 per share, for net proceeds of $39.8 million.
In May 2023, the Company sold 3.7 million shares of common stock of Integra Resources Corporation (“Integra Common Shares”) at a price of $0.48 per share, for net proceeds of $1.8 million.

NOTE 7 – DEBT

	June 30, 2023		December 31, 2022
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$321,869	$—	$369,212
Revolving Credit Facility(2)	—	80,000	—	80,000
Finance lease obligations	21,110	46,407	24,578	42,143
	$21,110	$448,276	$24,578	$491,355
(1) Net of unamortized debt issuance costs of $4.6 million and $5.8 million at June 30, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs of $2.8 million and $3.6 million at June 30, 2023 and December 31, 2022, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of 5.125% senior notes due 2029 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 10 -- Debt contained in the 2022 10-K.
In the second quarter of 2023, the Company exchanged $48.5 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 13.9 million shares of common stock. Based on the closing price of the Company’s common stock on the date of the exchanges, the exchanges resulted in an aggregate gain of $3.0 million on debt extinguishment. The exchange transactions represent non-cash financing activity in the Condensed Consolidated Statement of Cash Flow.
Revolving Credit Facility
At June 30, 2023, the Company had $80.0 million drawn at an interest rate of 8.7%, $29.5 million in outstanding letters of credit and $280.5 million available under its $390 million revolving credit facility (the “RCF”). Future borrowing may be subject to certain financial covenants. For more details, please see Note 10 -- Debt contained in the 2022 10-K.
On August 9, 2023, the Company entered into an amendment (the “August Amendment”) to the RCF. The August Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility during the final stages of the Rochester expansion under (a) the consolidated net leverage and consolidated senior secured leverage ratios at September 30, 2023 through the March 31, 2024, with the ratios returning to the previous levels at June 30, 2024 and (b) the consolidated interest coverage ratio at June 30, 2023 through September 30, 2023 with the ratio returning to the previous level at December 31, 2023, (2) allows up to $50 million, through June 30, 2024, stepping down to $40 million in September 31, 2024, $30 million in December 31, 2024 and $15 million thereafter, for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through June 30, 2024, and (4) restricts certain acquisitions through March 31, 2024.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2023, the Company entered into a new $11.5 million lease financing arrangements for mining equipment at Rochester and Kensington. The new finance lease arrangements represent non-cash investing activities in the Condensed Consolidated Statement of Cash Flow. Additionally, Coeur secured a finance lease package for nearly $60.0 million in 2021, all of which has been funded as of June 30, 2023. This package was earmarked for planned equipment for the Rochester expansion project in 2021, 2022 and 2023 and has an interest rate of 5.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 9 -- Leases contained in the 2022 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
2029 Senior Notes	4,507	4,804	$9,312	$9,609
Revolving Credit Facility	3,779	1,370	6,525	2,557
Finance lease obligations	908	1,354	1,753	2,576
Amortization of debt issuance costs	621	496	1,261	913
Other debt obligations	278	31	740	132
Capitalized interest	(3,181)	(2,885)	(5,290)	(6,049)
Total interest expense, net of capitalized interest	$6,912	$5,170	$14,301	$9,738

NOTE 8 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Asset retirement obligation - Beginning	$205,380	$184,322	$202,431	$181,888
Accretion	4,073	3,529	8,066	6,992
Settlements	(1,493)	(1,449)	(2,537)	(2,478)
Asset retirement obligation - Ending	$207,960	$186,402	$207,960	$186,402

NOTE 9 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2023 and 2022 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(35,540)	$(2,264)	$(85,122)	$(998)	$(61,320)	$(3,282)	$(95,252)	$(2,197)
Canada	(4,410)	—	(6,374)	(21)	(13,704)	—	(13,899)	(21)
Mexico	17,534	(7,602)	25,636	(10,483)	38,933	(17,292)	52,669	(10,978)
Other jurisdictions	(130)	—	(72)	—	(333)	—	(74)	—
	$(22,546)	$(9,866)	$(65,932)	$(11,502)	$(36,424)	$(20,574)	$(56,556)	$(13,196)
    During the second quarter of 2023, the Company reported estimated income and mining tax expense of approximately $9.9 million, resulting in an effective tax rate of (43.8)%. This compares to income tax expense of $11.5 million for an effective tax rate of (17.4)% during the second quarter of 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) the sale of non-core assets; (v) foreign exchange rate; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
    At June 30, 2023 and December 31, 2022, the unrecognized tax benefits and accrued income-tax-related interest and penalties were not significant. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.

NOTE 10 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and six months ended June 30, 2023 was $2.7 million and $5.8 million, respectively, compared to $2.3 million and $4.6 million in the three and six months ended June 31, 2022. At June 30, 2023, there was $12.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
    The following table summarizes the grants awarded during the six months ended June 30, 2023:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 27, 2023	2,596,856	$3.00	1,738,581	$3.14
June 19, 2023	57,804	$3.11	46,340	$3.14

NOTE 11 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Change in the value of equity securities(1)	$(3,922)	$(62,810)	$6,639	$(49,066)
Termination of gold zero cost collars	—	—	—	(3,139)
Fair value adjustments, net	$(3,922)	$(62,810)	$6,639	$(52,205)
(1) Includes unrealized losses on held equity securities of $3.7 million, and $62.8 million for the three months ended June 30, 2023, and 2022, respectively, and unrealized losses of $0.5 million and $49.1 million for the six months ended June 30, 2023, and 2022, respectively
Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), secondary priority to quoted prices in inactive markets or observable inputs (Level 2), and the lowest priority to unobservable inputs (Level 3).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$9,240	$9,237	$3	$—
Provisional metal sales contracts	36	—	36	—
Gold forwards	3,399	—	3,399	—
Silver forwards	5,949	—	5,949	—
	$18,624	$9,237	$9,387	$—
Liabilities:
Provisional metal sales contracts	$67	$—	$67	$—

	Fair Value at December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$44,152	$43,893	$259	$—
Provisional metal sales contracts	299	—	299	—
Gold forwards	12,343	—	12,343	—
	$56,794	$43,893	$12,901	$—
Liabilities:
Provisional metal sales contracts	$10	$—	$10	$—
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
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2023.
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2023 and December 31, 2022 is presented in the following table:

	June 30, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$326,500	$265,012	$—	$265,012	$—
Revolving Credit Facility(2)	$80,000	$80,000	$—	$80,000	$—
(1) Net of unamortized debt issuance costs of $4.6 million
(2) Unamortized debt issuance costs of $2.8 million included in Other Non-Current Assets.

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
In May 2023, the Company sold the deferred cash consideration, two royalties, and contingent consideration received in connection with the sale of La Preciosa project (the "La Preciosa Deferred Consideration"), further discussed below, for cash consideration of $7.0 million and deferred consideration of $1.0 million payable on the first anniversary of initial production from any portion of the La Preciosa project resulting in a loss on the sale of $12.3 million, which was recognized in Other, Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The deferred cash consideration was measured at a fair value of $0.8 million at inception and will be remeasured at fair value on a nonrecurring basis. It was valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2023, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,977	$—
Notional ounces	111,498	—
Silver forwards
Average silver fixed price per ounce	$25.40	$—
Notional ounces	2,490,000	—
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
As of June 30, 2023, the Company had $9.3 million of net after-tax gains in AOCI related to gains from cash flow hedge transactions, of which $9.3 million of net after-tax gains is expected to be recognized in its Condensed Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold and silver for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	June 30, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$3,399	$—	$—
Silver forwards	5,949	—	—

	December 31, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$12,343	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$7,303	$34,245	$(8,053)	$32,413
Silver forwards	5,539	—	7,967	—
Gold zero cost collars	—	—	—	(3,386)
	$12,842	$34,245	$(86)	$29,027

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$1,369	$(3,110)	$(892)	$(3,110)
Silver forwards	(145)	—	(2,018)	—
Gold zero cost collars	—	1,379	—	1,839
	$1,224	$(1,731)	$(2,910)	$(1,271)
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
At June 30, 2023, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Provisional gold sales contracts	$12,714	$—
Average gold price per ounce	$1,957	$—
Notional ounces	6,498	—
The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$36	$67

	December 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$299	$10
The following represent mark-to-market gains (losses) on derivative instruments in the three and six ended June 30, 2023, and 2022, respectively (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2023	2022	2023	2022
Revenue	Provisional metal sales contracts	$(71)	$(486)	$(319)	$6
Fair value adjustments, net	Terminated zero cost collars	—	—	—	(3,139)
		$(71)	$(486)	$(319)	$(3,133)
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

NOTE 13 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
COVID-19	$21	$318	$77	$1,290
Silvertip ongoing carrying costs	4,609	4,754	10,789	10,913
Asset retirement accretion	4,073	3,529	8,066	6,992
Other	1,345	577	2,006	1,395
Pre-development, reclamation and other	$10,048	$9,178	$20,938	$20,590

Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Foreign exchange gain (loss)	$627	$(506)	$(527)	$(1,065)
Gain (loss) on sale of assets(1)	(12,631)	621	(12,631)	2,452
RMC bankruptcy distribution	1,516	—	1,516	—
Other	569	198	762	663
Other, net	$(9,919)	$313	$(10,880)	$2,050
(1) See Note 11 -- Fair Value Measurements for additional details on the gain (loss) on sale of assets.

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
For the three and six months ended June 30, 2023, there were 2,005,184 and 1,672,213 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 1,991,864 and 992,382 common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2022, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2023	2022	2023	2022
Net income (loss) available to common stockholders	$(32,412)	$(77,434)	$(56,998)	$(69,752)

Weighted average shares:
Basic	333,082	278,040	317,105	268,884
Effect of stock-based compensation plans	—	—	—	—
Diluted	333,082	278,040	317,105	268,884

Income (loss) per share:
Basic	$(0.10)	$(0.28)	$(0.18)	$(0.26)

Diluted	$(0.10)	$(0.28)	$(0.18)	$(0.26)
On June 21, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain Canadian accredited investors (the “Investors”) for a private placement offering (the “Private Placement Offering”) of an aggregate of 5,276,154 shares of common stock, par value $0.01 per share, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), which closed on June 27, 2023. The Company granted an over-allotment option of up to 3,000,000 additional flow-through shares, which was exercised in full and closed on July 20, 2023. The proceeds of the Private Placement Offering will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)). The initial Private Placement Offering raised net proceeds of $18.2 million, of which $5.1 million represents net proceeds received in excess of the Company’s trading price (“FT Premium Liability”). The FT Premium Liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet and will decrease in subsequent periods as certain qualifying “Canadian Exploration Expenditures” are incurred. The over-allotment raised net proceeds of $10.5 million, including an additional $2.7 million of FT Premium Liability.
The FT Shares were not registered under the Securities Act and were offered and sold outside the United States to accredited investors in reliance on Regulation S and/or Regulation D of the Securities Act.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Current assets	$30,195	$73,692	$163,663	$137,432

Non-current assets(1)	$412,636	$445,778	$1,152,139	$991,213

Non-guarantor intercompany assets	$1,910	$4,391	$—	$—

Current liabilities	$22,134	$19,842	$205,617	$136,788

Non-current liabilities	$411,509	$457,195	$196,098	$193,024

Non-guarantor intercompany liabilities	$64,108	$58,257	$1,658	$1,594
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2023

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$209,497
Gross profit (loss)	$(600)	$(10,067)
Net income (loss)	$(56,998)	$(26,782)

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of June 30, 2023, $30.9 million in principal is due from the Mexican government associated with VAT that was paid under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received VAT refunds associated with the royalty payments in the normal course; however, in 2011 the Mexican tax authorities began denying Coeur Mexicana’s VAT refunds based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of the VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover the VAT from the Mexican government (including through litigation and potential arbitration as well as refiling VAT refund requests). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to resolve the matter. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. Because there is no minimum obligation

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
associated with the deposit, it is not considered a financing, and each shipment is considered to be a separate performance obligation. The stream agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet. See Note 2 -- Summary of Significant Accounting Policies contained in the 2022 10-K for additional detail.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Opening Balance	$7,296	$7,835	$7,411	$8,150
Revenue Recognized	(100)	(93)	(215)	(408)
Closing Balance	$7,196	$7,742	$7,196	$7,742
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In December 2022, the Company received a $25.0 million prepayment, all of which was recognized as revenue in the first half of 2023. In June 2023, the Company exercised an option to receive the $25.0 million Kensington June 2023 Prepayment. Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty to allow for the $10.0 million Wharf 2023 Prepayment for deliveries of gold concentrate from its Wharf mine and the $10.0 million Rochester 2023 Prepayment for deliveries of gold and silver doré from its Rochester mine.
The metal sales prepayments represent a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. See Note 2 -- Summary of Significant Accounting Policies contained in the 2022 10-K for additional detail.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Opening Balance	$15,127	$25,155	$25,016	$15,016
Additions	44,885	311	44,996	10,450
Revenue Recognized	(15,000)	(454)	(25,000)	(454)
Closing Balance	$45,012	$25,012	$45,012	$25,012
Rochester Expansion Project Update
Coeur expects to achieve mechanical completion of the crusher corridor in the third quarter, with ramp-up anticipated throughout the second half of 2023 and into early 2024.
The Company also updated its estimate for the expected ultimate cost to complete the expansion, which reflects additional contractor hours required to offset the loss of approximately thirty days due to extreme weather and lower than planned productivity rates driven by a lack of qualified skilled labor. Together with ongoing inflationary impacts and required construction re-work to address issues from previously completed engineering designs, the Company expects the total cost for the project to be approximately 6 - 9%, or $40 - $60 million above the high end of Coeur’s previous guidance range of $650 - $670 million.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of June 30, 2023 and December 31, 2022, the Company had surety bonds totaling $314.2 million and $326.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 17 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2023	December 31, 2022
Accrued salaries and wages	$22,486	$29,868
Flow-through share premium received (including over-allotment)	5,510	—
Deferred revenue (1)	45,548	25,736
Income and mining taxes	6,040	7,874
Accrued operating costs	8,630	6,241
Unrealized losses on derivatives	67	10
Taxes other than income and mining	2,791	3,318
Accrued interest payable	8,044	8,256
Operating lease liabilities	11,270	11,560
Accrued liabilities and other	$110,386	$92,863
(1) See Note 16 -- Commitments and Contingencies for additional details on deferred revenue liabilities
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and six months ended June 30, 2023 and 2022:

In thousands	June 30, 2023	June 30, 2022
Cash and cash equivalents	$56,845	$74,159
Restricted cash equivalents	1,715	1,396
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$58,560	$75,555

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
Second Quarter Highlights
For the quarter, Coeur reported revenue of $177.2 million and cash provided by operating activities of $39.4 million. We reported GAAP net loss of $32.4 million, or $0.10 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $22.2 million and net loss of $20.2 million or $0.06 per diluted share. For the six months ended June 30, 2023, Coeur reported revenue of $364.5 million and cash provided by operating activities of $4.4 million. We reported GAAP net loss of $57.0 million, or $0.18 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $47.4 million and net loss of $53.2 million or $0.17 per diluted share.
•Rochester expansion approximately 97% complete as of July 31 – Solution is now circulating through the completed Stage VI leach pad and Merrill-Crowe process plant, with initial ounces expected to be recovered next month. Construction completion of the new three-stage crushing circuit is anticipated this quarter. Ramp-up of the expanded operation is set to occur over the remainder of 2023 and into early 2024, leading to expected significant production growth and materially lower costs. The estimated ultimate cost to complete the expansion is expected to be approximately 6 - 9%, or $40 - $60 million, higher than the prior high-end of guidance. The Company has incurred approximately $660 million of total project costs through the end of July.
•Second quarter operating strength at Rochester and Wharf offset lower production at Kensington – Gold and silver production for the quarter totaled 68,406 ounces and 2.4 million ounces, respectively. Stronger production at Rochester and Wharf offset a weaker quarter at Kensington due to excessive water flows and paste backfill issues, which delayed the timing of production from certain stopes
•Full-year silver production guidance maintained; gold production guidance revised to reflect lower outlook at Kensington – 2023 silver production is expected to be 10 - 12 million ounces. 2023 gold production expected to be 304,000 - 352,500 ounces, approximately 5% lower than prior full-year gold production guidance, after taking Kensington’s lower than anticipated second quarter production into account
•Balance sheet flexibility maintained to support remaining capital investments – Coeur ended the quarter with total liquidity of approximately $346 million including $57 million of cash, $280 million of available capacity under its $390 million revolving credit facility (“RCF”), and $9 million of marketable securities
•State of South Dakota approves Boston Expansion at Wharf - Coeur has received a state mine permit from the South Dakota Board of Minerals and Environment allowing for a fifty-acre expansion of mining operations at Wharf, which is expected to add significant certainty to Wharf’s current eight-year mine life

Selected Financial and Operating Results

	Three Months Ended		Six Months Ended
In thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Financial Results (In thousands):
Gold sales	$121,355	$127,101	$248,456	$276,076
Silver sales	$55,880	$60,197	$116,077	$116,451
Consolidated Revenue	$177,235	$187,298	$364,533	$392,527
Net income (loss)	$(32,412)	$(24,586)	$(56,998)	$(69,752)
Net income (loss) per share, diluted	$(0.10)	$(0.08)	$(0.18)	$(0.26)
Adjusted net income (loss)(1)	$(20,153)	$(33,058)	$(53,211)	$(26,887)
Adjusted net income (loss) per share, diluted(1)	$(0.06)	$(0.11)	$(0.17)	$(0.10)
EBITDA(1)	$3,961	$16,219	$20,180	$7,580
Adjusted EBITDA(1)	$22,235	$25,127	$47,362	$77,261
Total debt(2)	$469,386	$494.086	$469,386	$547,500
Operating Results:
Gold ounces produced	68,406	69,039	137,445	159,181
Silver ounces produced	2,388,141	2,534,883	4,923,024	4,975,628
Gold ounces sold	67,090	70,866	137,956	159,997
Silver ounces sold	2,337,413	2,588,919	4,926,332	4,993,482
Average realized price per gold ounce	$1,809	$1,794	$1,801	$1,726
Average realized price per silver ounce	$23.91	$23.25	$23.56	$23.32
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023
Revenue
We sold 67,090 gold ounces and 2.3 million silver ounces, compared to 70,866 gold ounces and 2.6 million silver ounces. Revenue decreased by $10.1 million, or 5%, as a result of a 5% and 10% decrease in gold and silver ounces sold, respectively, partially offset by a 1% and 3% increase in average realized gold and silver prices, respectively. The decrease in gold ounces sold was primarily due to lower mill throughput at Palmarejo, timing of recoveries and placement of ore tons on the new Stage VI leach pad at Rochester, and lower grades at Kensington, partially offset by timing of recoveries at Wharf. The decrease in silver ounces sold was primarily due to lower mill throughput at Palmarejo and timing of recoveries and placement of ore tons on the new Stage VI leach pad at Rochester. Gold and silver represented 68% and 32% of second quarter 2023 sales revenue, respectively, compared to 68% and 32% of first quarter 2023 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2023	March 31, 2023
Gold sales	$121,355	$127,101	$(5,746)	(5)%
Silver sales	55,880	60,197	(4,317)	(7)%
Metal sales	$177,235	$187,298	$(10,063)	(5)%
Costs Applicable to Sales
Costs applicable to sales decreased $13.4 million, or 9%, primarily due to lower gold and silver ounces sold and a decreased lower of cost or net realizable value (“LCM”) adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $3.1 million, or 14% primarily due to lower gold and silver ounces sold.
Expenses
General and administrative expenses decreased $2.3 million, or 19%, primarily due to lower employee incentive related costs.
Exploration expense decreased $1.7 million, or 37% driven by increased Canadian mining exploration tax credits associated with expenditures at the Silvertip exploration project.
Pre-development, reclamation, and other expenses decreased $0.8 million, or 8%, stemming from lower ongoing carrying costs at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2023	March 31, 2023
COVID-19	$21	$56	$(35)	(63)%
Silvertip ongoing carrying costs	4,609	6,180	(1,571)	(25)%
Asset retirement accretion	4,073	3,993	80	2%
Other	1,345	661	684	103%
Pre-development, reclamation and other expense	$10,048	$10,890	$(842)	(8)%
Other Income and Expenses
During the second quarter of 2023, the Company incurred a $3.0 million gain in connection with the exchange of $48.5 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 13.9 million shares of common stock.
Fair value adjustments, net, decreased to a loss of $3.9 million compared to a gain of $10.6 million as a result of a decrease in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $3.2 million) decreased to $6.9 million from $7.4 million due to lower interest payable following the extinguishment of $48.5 million in 2029 Senior Notes, and higher capitalized interest, partially offset by higher interest paid under the RCF due to increasing interest rates.
Other, net decreased to a loss of $9.9 million compared to $1.0 million as a result of the $12.3 million loss recognized from the sale of the deferred cash consideration, two royalties and contingent consideration received in connection with the sale of the La Preciosa Deferred Consideration.
Income and Mining Taxes
Income and mining tax expense of approximately $9.9 million resulted in an effective tax rate of (43.8)% for the three months ended June 30, 2023. This compares to income tax expense of $10.7 million for an effective tax rate of (77.2)% for the three months ended March 31, 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) the sale of non-core assets; (v) foreign exchange rate; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended June 30,		Three Months Ended March 31,
	2023		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(35,540)	$(2,264)	$(25,780)	$(1,018)
Canada	(4,410)	—	(9,294)	—
Mexico	17,534	(7,602)	21,399	(9,690)
Other jurisdictions	(130)	—	(203)	—
	$(22,546)	$(9,866)	$(13,878)	$(10,708)
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
Net Loss
Net loss was $32.4 million, or $0.10 per diluted share, compared to $24.6 million, or $0.08 per diluted share. The increase in net loss was driven by a 5% and 10% decrease in gold and silver ounces sold, respectively, unfavorable changes in the fair value of the Company’s equity investments, and a $12.3 million loss on the sale of the La Preciosa Deferred Consideration. This was partially offset by a $3.0 million gain from extinguishment of $48.5 million in aggregate principal of 2029 Senior Notes, a 1% and 3% increase in average realized gold and silver prices, and lower exploration costs. Adjusted net loss was $20.2 million, or $0.06 per diluted share, compared to $33.1 million, or $0.11 per diluted share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Revenue
We sold 137,956 gold ounces and 4.9 million silver ounces, compared to 159,997 gold ounces and 5.0 million silver ounces. Revenue decreased by $28.0 million, or 7%, as a result of a 14% and 1% decrease in gold and silver ounces sold, respectively, partially offset by a 4% and 1% increase in average realized gold and silver prices, respectively. The decrease in gold ounces sold was primarily due to lower mill throughput and grades at Palmarejo and lower mill throughput and recoveries at Kensington, partially offset by timing of recoveries at Rochester and Wharf, and higher grades at Wharf. The decrease in silver ounces sold was primarily due to lower mill throughput at Palmarejo, partially offset by the timing of recoveries and higher grades at Rochester. Gold and silver represented 68% and 32% of 2023 sales revenue, respectively, compared to gold and silver representing 70% and 30% of 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Six Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2023	June 30, 2022
Gold sales	$248,456	$276,076	$(27,620)	(10)%
Silver sales	116,077	116,451	(374)	—%
Metal sales	$364,533	$392,527	$(27,994)	(7)%
Costs Applicable to Sales
Costs applicable to sales increased $8.7 million, or 3%, primarily due to higher operating costs partially impacted by continued inflationary pressures relating to diesel and consumable costs. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $12.1 million primarily due to lower gold ounces sold and longer assumed mine lives at Palmarejo, Rochester, Kensington and Wharf driven by prior year’s successful investments in exploration.
Expenses
General and administrative expenses increased $2.3 million, or 12%, primarily due to higher employee incentive related costs.
Exploration expense decreased $3.1 million, or 29%, driven by increased Canadian mining exploration tax credits associated with expenditures at the Silvertip exploration project.
Pre-development, reclamation, and other expenses increased $0.3 million, or 2%, stemming from higher asset retirement accretion, partially offset by lower costs incurred in connection with the Company’s COVID-19 health and safety protocols.
The following table summarizes pre-development, reclamation, and other expenses:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2023	2022
COVID-19	$77	$1,290	$(1,213)	(94)%
Silvertip ongoing carrying costs	10,789	10,913	(124)	(1)%
Asset retirement accretion	8,066	6,992	1,074	15%
Other	2,006	1,395	611	44%
Pre-development, reclamation and other expense	$20,938	$20,590	$348	2%
Other Income and Expenses
During the second quarter of 2023, the Company incurred a $3.0 million gain in connection with the exchange of $48.5 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 13.9 million shares of common stock.
Fair value adjustments, net, increased to a gain of $6.6 million compared to a $52.2 million loss as a result of an increase in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $5.3 million) increased to $14.3 million from $9.7 million due to higher interest paid under the RCF attributable to higher average debt levels and interest rates, and lower capitalized interest.
Other, net decreased to a loss of $10.9 million compared to a gain of $2.1 million, as a result of the $12.3 million loss recognized from the sale of the La Preciosa Deferred Consideration.
Income and Mining Taxes
During the first half of 2023, income and mining tax expense of approximately $20.6 million resulted in an effective tax rate of (56.5)% for 2023. This compares to income tax expense of $13.2 million for an effective tax rate of (23.3)% for 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) mining taxes; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six Months Ended June 30,
	2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(61,320)	$(3,282)	$(95,252)	$(2,197)
Canada	(13,704)	—	(13,899)	(21)
Mexico	38,933	(17,292)	52,669	(10,978)
Other jurisdictions	(333)	—	(74)	—
	$(36,424)	$(20,574)	$(56,556)	$(13,196)
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
Net Loss
Net loss was $57.0 million, or $0.18 per diluted share, compared to $69.8 million, or $0.26 per diluted share. The decrease in net loss was driven by favorable changes in the fair value of the Company’s equity investments, a 4% and 1% increase in average realized gold and silver prices, respectively, decreased LCM adjustments at Rochester and lower exploration costs. This was partially offset by a 14% and 1% decrease in gold and silver ounces sold, respectively, higher losses on the sale of assets, interest expense and income and mining taxes. Adjusted net loss was $53.2 million, or $0.17 per diluted share, compared to $26.9 million, or $0.10 per diluted share (see “Non-GAAP Financial Performance Measures”).
2023 Guidance
Coeur reiterated its 2023 production and cost guidance other than (i) updating production and costs at Kensington and (ii) modifying capital expenditures to reflect the updated estimate to complete the Rochester expansion.
2023 Production Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	(oz)	(K oz)	(oz)	(K oz)
Palmarejo	100,000 - 112,500	6,500 - 7,500	100,000 - 112,500	6,500 - 7,500
Rochester	35,000 - 50,000	3,500 - 4,500	35,000 - 50,000	3,500 - 4,500
Kensington	100,000 - 112,500	—	84,000 - 95,000	—
Wharf	85,000 - 95,000	—	85,000 - 95,000	—
Total	320,000 - 370,000	10,000 - 12,000	304,000 - 352,500	10,000 - 12,000

2023 Costs Applicable to Sales Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	($/oz)	($/oz)	($/oz)	($/oz)
Palmarejo (co-product)	$900 - $1,050	$14.25 - $15.25	$900 - $1,050	$14.25 - $15.25
Rochester (co-product)	—	—	—	—
Kensington	$1,500 - $1,700	—	$1,650 - $1,750	—
Wharf (by-product)	$1,200 - $1,350	—	$1,200 - $1,350	—
The Company expects second half 2023 CAS at Rochester to be similar to actual first half 2023 CAS as Coeur completes and ramps up the expansion project.

2023 Capital, Exploration and G&A Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$120 - $145	$148 - $168
Capital Expenditures, Development	$200 - $235	$230 - $264
Exploration, Expensed	$30 - $35	$30 - $35
Exploration, Capitalized	$10 - $15	$10 - $15
General & Administrative Expenses	$36 - $40	$36 - $40

Note: The Company’s previous guidance figures assume estimated prices of $1,800/oz gold and $23.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges. The Company’s updated guidance figures assume estimated prices of $1,900/oz gold and $23.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Tons milled	472,622	533,606	1,006,228	1,104,811
Average gold grade (oz/t)	0.056	0.052	0.054	0.055
Average silver grade (oz/t)	4.10	4.02	4.06	3.91
Average recovery rate – Au	87.4%	90.1%	88.8%	91.5%
Average recovery rate – Ag	83.5%	81.7%	82.5%	83.6%
Gold ounces produced	23,216	25,118	48,334	56,040
Silver ounces produced	1,616,986	1,752,430	3,369,416	3,607,580
Gold ounces sold	22,207	25,970	48,177	57,527
Silver ounces sold	1,560,743	1,795,159	3,355,902	3,650,723
CAS per gold ounce(1)	$1,028	$930	$975	$802
CAS per silver ounce(1)	$15.22	$14.00	$14.57	$12.64
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023
Gold and silver production decreased 8% as a result of 11% lower mill throughput, partially offset by 8% and 2% higher gold and silver grades, respectively. Metal sales were $72.7 million, or 41% of Coeur’s metal sales, compared with $82.3 million, or 45% of Coeur’s metal sales. Revenue decreased by $9.6 million or 12%, of which $11.6 million was due to a lower volume of gold and silver production, partially offset by an increase of $2.0 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 11% and 9%, respectively, due to higher consumable costs and higher employee-related costs. Amortization decreased to $8.0 million due to lower sales. Capital expenditures increased to $11.9 million from $10.2 million due to higher expenditures related to the open pit backfill project and underground development.
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Gold and silver production decreased 14% and 7%, respectively as a result of 9% lower mill throughput, 2% lower gold grades, and lower recoveries, partially offset by 4% higher silver grades. Metal sales were $155.0 million, or 43% of Coeur’s metal sales, compared with $169.0 million, or 44% of Coeur’s metal sales. Revenue decreased by $14.0 million or 8%, of which $21.7 million was due to a lower volume of gold and silver production, partially offset by an increase of $7.7 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 22% and 15%, respectively, due to the mix of gold and silver sales, lower production, higher employee-related and consumable costs primarily due to inflationary pressures. Amortization decreased to $16.7 million due to lower sales and longer assumed mine life. Capital expenditures decreased to $22.1 million from $23.7 million due to lower infill drilling activities.

Rochester

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Tons placed(1)	2,690,840	2,456,586	5,147,426	8,614,332
Average gold grade (oz/t)	0.003	0.003	0.003	0.003
Average silver grade (oz/t)	0.42	0.45	0.43	0.34
Gold ounces produced	6,314	8,155	14,469	14,385
Silver ounces produced	682,656	761,346	1,444,002	1,344,345
Gold ounces sold	6,493	8,349	14,842	13,999
Silver ounces sold	694,657	769,804	1,464,461	1,320,793
CAS per gold ounce(2)	$1,726	$2,413	$2,136	$2,308
CAS per silver ounce(2)	$21.39	$29.51	$25.42	$28.71
(1)During the three months ended June 30, 2023, 258,736 and 2,432,104 tons were placed on Stage IV and Stage VI leach pads, respectively. During the three months ended March 31, 2023, 1,405,499 and 1,051,087 tons were placed on Stage IV and Stage VI leach pads, respectively. During the six months ended June 30, 2023, 1,664,235 and 3,483,192 tons were placed on Stage IV and Stage VI leach pads, respectively. During the six months ended June 30, 2022, 8,338,045 and 276,287 tons were placed on Stage IV and Stage VI leach pads, respectively.
(2)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023
Gold and silver production decreased 23% and 10%, respectively, as a result of the timing of recoveries primarily due to Rochester preparing to transition from the legacy Stage IV leach pad to the new Stage VI leach pad associated with the Rochester expansion. Approximately 90% of the tons placed in the second quarter of 2023 were placed onto the new Stage VI leach pad, which is expected to begin production in the third quarter of 2023. Metal sales were $29.1 million, or 16% of Coeur’s metal sales, compared with $33.9 million, or 18% of Coeur’s metal sales. Revenue decreased by $4.8 million, or 14%, of which $5.4 million was due to a lower volume of gold and silver production, partially offset by an increase of $0.6 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 28% due to a lower LCM adjustment of $1.6 million compared to $13.1 million in the prior period and lower cyanide and outside service costs. Amortization decreased to $3.6 million due to lower gold and silver ounces sold. Capital expenditures increased to $61.5 million from $52.0 million due to timing of payments related to the Rochester expansion project.
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Gold and silver production increased 1% and 7%, respectively, primarily due to the timing of recoveries. Metal sales were $63.0 million, or 17% of Coeur’s metal sales, compared with $56.9 million, or 14% of Coeur’s metal sales. Revenue increased by $6.1 million, or 11%, of which $5.0 million was due to a higher volume of gold and silver production, and $1.1 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 7% and 11%, respectively, due to the mix of gold and silver sales, lower LCM adjustments of $14.7 million compared to $16.8 million in the prior period, and lower diesel costs, partially offset by higher employee-related, and maintenance costs. Amortization decreased to $8.9 million due to longer assumed mine life. Capital expenditures increased to $113.4 million from $80.0 million due to timing of payments related to the Rochester expansion project.
At the end of July, the project was approximately 97% complete and the Company had incurred $660 million of the total project costs.
Coeur expects to achieve mechanical completion of the crusher corridor in the third quarter, with ramp-up anticipated throughout the second half of 2023 and into early 2024.
The Company also updated its estimate for the expected ultimate cost to complete the expansion, which reflects additional contractor hours required to offset the loss of approximately thirty days due to extreme weather and lower than planned productivity rates driven by a lack of qualified skilled labor. Together with ongoing inflationary impacts and required construction re-work to address issues from previously completed engineering designs, the Company expects the total cost for the project to be approximately 6 - 9%, or $40 - $60 million above the high end of Coeur’s previous guidance range of $650 - $670 million.

Kensington

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Tons milled	152,907	153,337	306,244	341,690
Average gold grade (oz/t)	0.09	0.15	0.12	0.16
Average recovery rate	90.9%	91.2%	91.1%	93.3%
Gold ounces produced	13,193	20,296	33,489	50,512
Gold ounces sold	13,273	20,902	34,175	50,500
CAS per gold ounce(1)	$2,945	$1,785	$2,235	$1,500
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023
Gold production decreased 35% as a result of 40% lower grades due to challenges with mine sequencing and stope extraction driven by significant water inflows from spring runoff and paste backfill issues. Metal sales were $24.6 million, or 14% of Coeur’s metal sales, compared to $40.2 million, or 21% of Coeur’s metal sales. Revenue decreased by $15.6 million, or 39%, of which $14.1 million resulted from a lower volume of gold production, and $1.5 million due to lower average realized gold prices. Costs applicable to sales per gold ounce increased 65% due to lower production and higher outside service costs. Amortization decreased to $4.8 million primarily due to lower ounces sold. Capital expenditures increased to $11.7 million from $7.7 million due to higher infill drilling and underground development.
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Gold production decreased 34% as a result of 10% lower throughput primarily due to challenges with mine sequencing and stope extraction as well as lower grades and recoveries. Metal sales were $64.8 million, or 18% of Coeur’s metal sales, compared to $94.6 million, or 24% of Coeur’s metal sales. Revenue decreased by $29.8 million, or 31%, of which $30.9 million resulted from a lower volume of gold production, partially offset by an increase of $1.1 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 49% due to lower production. Amortization decreased to $10.6 million primarily due to lower ounces sold and longer assumed mine life. Capital expenditures increased to $22.4 million from $16.8 million due to higher infill drilling and underground development.
Wharf

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Tons placed	1,041,846	1,156,794	2,198,640	2,177,784
Average gold grade (oz/t)	0.022	0.032	0.027	0.020
Gold ounces produced	25,683	15,470	41,153	38,244
Silver ounces produced	88,499	21,107	109,606	23,703
Gold ounces sold	25,117	15,645	40,762	37,971
Silver ounces sold	82,013	23,956	105,969	21,966
CAS per gold ounce(1)	$1,031	$1,468	$1,199	$1,177
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023
Gold production increased 66% driven by timing of recoveries. Metal sales were $50.8 million, or 29% of Coeur’s metal sales, compared to $30.9 million, or 16% of Coeur’s metal sales. Revenue increased by $19.9 million, or 64%, of which $19.8 million was due to a higher gold production, and $0.1 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 30% due to higher production and lower operating costs. Amortization increased to $1.8 million due to higher ounces sold. Capital expenditures were $0.2 million.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Gold production increased 8% driven by higher grades. Metal sales were $81.7 million, or 22% of Coeur’s metal sales, compared to $72.1 million, or 18% of Coeur’s metal sales. Revenue increased by $9.6 million, or 13%, of which $7.4 million was due to a higher volume of gold production, and $2.2 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 2% due to higher diesel and other consumable costs primarily due to inflationary pressures. Amortization decreased to $3.2 million due to longer assumed mine life. Capital expenditures were $0.3 million.
Silvertip
Six Months Ended June 30, 2023
Ongoing carrying costs at Silvertip totaled $10.8 million in the first half of 2023 and $10.9 million in 2022. Capital expenditures in the first half of 2023 totaled $0.8 million compared to $17.6 million in the prior year due to planned reduction in capital development expenditures.
Since acquisition, exploration at Silvertip has been consistently successful, with demonstrated resource growth. Multiple new zones have been discovered, providing a path to potentially significant resource expansion. In addition, the full geochemical and metal zonation of the deposit will be studied including the critical minerals indium, germanium and gallium that are present in the ore body. The Company anticipates a slower overall timeline to advance the Silvertip project, with the primary focus on growth and understanding of the overall deposit. Consistent with Silvertip’s status as a long-term exploration project, the Company reclassified its mineral reserves to measured and indicated resources as of year-end 2022.
Coeur focused on compiling, analyzing and interpreting historical data during the first half of the year to increase the understanding of the geological context and mineralization system. Significant work on logging, data collection, analysis and interpretation is ongoing as part of this effort. A new detailed geological model will be compiled to support year-end resource calculations at the end of 2023.

Liquidity and Capital Resources
At June 30, 2023, the Company had $58.6 million of cash, cash equivalents and restricted cash and $280.5 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents decreased $4.6 million in the six months ended June 30, 2023, due to 14% and 1% decrease in gold and silver ounces sold, respectively, $159.6 million of capital expenditures primarily related to the Rochester expansion project and higher costs at our operations due to continued inflationary pressures, partially offset by net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering, $39.8 million received from the sale of the remaining 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”), and net proceeds of $18.2 million from the sale of 5.3 million shares of its common stock in the Private Placement Offering (excludes 3 million over-allotment shares issued subsequent to quarter end). Additionally, the Company received net proceeds of $7.0 million from the sale of the deferred cash consideration, two royalties and contingent consideration received in connection with the sale of the La Preciosa project, $5.0 million received from the Avino note receivable, net proceeds of $1.8 million from the sale of remaining common stock of Integra Resources Corporation, and a 1% and 3% increase in average realized gold and silver prices, respectively.
At June 30, 2023, the Company had $80.0 million drawn, $29.5 million in outstanding letters of credit and $280.5 million available under the RCF. On August 9, 2023, the Company entered into an amendment (the “August Amendment”) to the RCF. The August Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility during the final stages of the Rochester expansion under (a) the consolidated net leverage and consolidated senior secured leverage ratios at September 30, 2023 through the March 31, 2024, with the ratios returning to the previous levels at June 30, 2024 and (b) the consolidated interest coverage ratio at June 30 through September 30, 2023, with the ratio returning to the previous level at December 31, 2023, (2) allows up to $50 million, through June 30, 2024, stepping down to $40 million in September 31, 2024, $30 million in December 31, 2024 and $15 million thereafter, for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through June 30, 2024, and (4) restricts certain acquisitions through March 31, 2024.
In January 2023, the Company completed the sale of its remaining 6.0 million Victoria Gold Common Shares at a price of $6.70 per Victoria Gold Common Share, for net proceeds of $39.8 million. At June 30, 2023, the Company held $9.2 million of equity securities.

In March 2023, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March 2023 Equity Offering”). The Company sold a total of 32,861,580 shares of common stock in the March 2023 Equity Offering at an average price of $3.04 per share, raising net proceeds (after sales commissions) of $98.4 million.
In June 2023, the Company sold a total of 5,276,154 shares its common stock (“Private Placement Offering”) issued as “flow-through shares” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), raising a net proceeds of $18.2 million, of which $5.1 million represents net proceeds received in excess of the Company’s average price (“FT Premium Liability”). The proceeds of the issuance of FT Shares will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)). The Company granted an over-allotment option of up to 3,000,000 additional flow-through shares, which was exercised in full and closed on July 20, 2023. The over-allotment option raised net proceeds of $10.5 million, including an additional $2.7 million of FT Premium Liability.
The Company had outstanding forward contracts on 111,498 ounces of gold and 2.5 million ounces of silver at June 30, 2023 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,977 per ounce of gold and $25.40 per ounce of silver.
In the second quarter of 2023, the Company exchanged $48.5 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 13.9 million shares of common stock.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer-term. We expect to use a combination of cash provided by operating activities under-pinned by our gold and silver hedging programs, additional equity financing, and borrowings under our RCF depending on future commodity prices to fund near term capital requirements, including those described in this report for the Rochester expansion project and in our 2023 capital expenditure guidance. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration to extend mine lives at all of our operating sites.
At the end of July, the project was approximately 97% complete and the Company had incurred $660 million of the total project costs. Coeur expects to achieve mechanical completion of the crusher corridor in the third quarter, with ramp-up anticipated throughout the second half of 2023 and into early 2024. The Company also updated its estimate for the expected ultimate cost to complete the expansion, which reflects additional contractor hours required to offset the loss of approximately thirty days due to extreme weather and lower than planned productivity rates driven by a lack of qualified skilled labor. Together with ongoing inflationary impacts and required construction re-work to address issues from previously completed engineering designs, the Company expects the total cost for the project to be approximately 6 - 9%, or $40 - $60 million above the high end of Coeur’s previous guidance range of $650 - $670 million.
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
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2023 was $39.4 million, compared to net cash used in operating activities of $35.0 million for the three months ended March 31, 2023. Net cash provided by operating activities for the six months ended June 30, 2023 was $4.4 million, compared to $16.2 million for the six months ended June 30, 2022. Adjusted EBITDA for the three months ended June 30, 2023 was $22.2 million, compared to $25.1 million for the three months ended March 31, 2023. Adjusted EBITDA for the six months ended June 30, 2023 was $47.4 million, compared to $77.3 million for the six months ended June 30, 2022. (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Cash flow before changes in operating assets and liabilities	$(6,920)	$6,223	$(697)	$53,552
Changes in operating assets and liabilities:
Receivables	(913)	3,050	2,137	4,218
Prepaid expenses and other	4,260	(496)	3,764	3,014
Inventories	(18,738)	(17,635)	(36,373)	(28,935)
Accounts payable and accrued liabilities	61,708	(26,145)	35,563	(15,632)
Cash provided by (used in) operating activities	$39,397	$(35,003)	$4,394	$16,217
Net cash provided by operating activities increased $74.4 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023, primarily as a result of a 1% and 3% increase in average realized gold and silver prices, respectively, receipt of $45.0 million of metal sales prepayments in the second quarter of 2023, the timing of interest payments and lower exploration costs, partially offset by 5% and 10% decrease in gold and silver ounces sold. Revenue for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 decreased by $10.1 million, of which $12.8 million was due to the lower volume of gold and silver sales, partially offset by $2.8 million as the result of higher average realized gold and silver prices.
Net cash provided by operating activities decreased $11.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a 14% and 1% decrease in gold and silver ounces sold, respectively, higher operating and costs, partially offset by a 4% and 1% increase in average realized gold and silver prices, respectively, receipt of $45.0 million of prepayments in the second quarter of 2023 and lower exploration costs. Revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased by $28.0 million, of which $41.3 million was due to a lower volume of gold and silver sales, partially offset by $13.3 million as the result of higher average realized gold and silver prices.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the three months ended June 30, 2023 was $75.6 million compared to $29.3 million in the three months ended March 31, 2023. Cash used in investing activities increased primarily due to higher capital expenditures partially offset by net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, and net proceeds of $1.8 million from the sale of remaining common stock of Integra Resources Corporation. The Company incurred capital expenditures of $85.6 million in the three months ended June 30, 2023 compared with $74.0 million in the three months ended March 31, 2023 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the six months ended June 30, 2023 was $105.0 million compared to $126.7 million in the six months ended June 30, 2022. Cash used in investing activities decreased primarily due to net proceeds of $39.8 million received from the sale of its remaining Victoria Gold Common Shares, net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, $5.0 million received from the collection of amounts due under the promissory note issued in connection with the sale of the La Preciosa project, and net proceeds of $1.8 million from the sale of remaining common stock of Integra Resources Corporation, partially offset by an increase in capital expenditures and the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project in 2022. The Company incurred capital expenditures of $159.6 million in the six months ended June 30, 2023 compared with $142.7 million in the six months ended June 30, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended June 30, 2023 was $25.9 million compared to $69.4 million in the three months ended March 31, 2023. During the three months ended June 30, 2023, the Company drew $20.0 million, net, under the RCF, and received net proceeds of $13.1 million from the sale of 5.3 million shares of its common stock issued as the FT Shares. During the three months ended March 31, 2023, the Company repaid $20.0 million, net, under the RCF and received net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering.
Net cash provided by financing activities in the six months ended June 30, 2023 was $95.3 million compared to $127.5 million in the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company received net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering, and received net proceeds of $13.1 million from the sale of 5.3 million shares of its common stock issued as the FT Shares. During the six months ended June 30, 2022, the Company drew $50.0 million, net, under the RCF, and the Company received net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock in the March 2022 Equity Offering.

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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net income (loss)	$(32,412)	$(24,586)	$(56,998)	$(69,752)
Fair value adjustments, net	3,922	(10,561)	(6,639)	52,205
Foreign exchange loss (gain)	154	1,991	2,145	1,503
(Gain) loss on sale of assets and securities	12,622	9	12,631	(2,452)
RMC bankruptcy distribution	(1,516)	—	(1,516)	—
Gain on debt extinguishment	(2,961)	—	(2,961)	—
COVID-19 costs	21	56	77	1,290
Other adjustments	1,137	70	1,207	(179)
Tax effect of adjustments(1)	(1,120)	(37)	(1,157)	(9,502)
Adjusted net income (loss)	$(20,153)	$(33,058)	$(53,211)	$(26,887)

Adjusted net income (loss) per share, Basic	$(0.06)	$(0.11)	$(0.17)	$(0.10)
Adjusted net income (loss) per share, Diluted	$(0.06)	$(0.11)	$(0.17)	$(0.10)
(1) For the three months ended June 30, 2023, tax effect of adjustments of $1.1 million (-9%) is primarily related to fair value adjustments on the Company’s equity investments, loss on the sale of the La Preciosa Deferred Consideration and LCM adjustment recorded at Rochester. For the three months ended March 31, 2023, tax effect of adjustments of $37 (0.3%) is primarily related to the fair value adjustments on the Company’s equity investments and LCM adjustment recorded at Rochester.

For the six months ended June 30, 2023, tax effect of adjustments of $1.2 million (-41%) is primarily related to the fair value adjustments on the Company’s equity investments, loss on the sale of the La Preciosa Deferred Consideration and LCM adjustment recorded at Rochester. For the six months ended June 30, 2022, tax effect of adjustments of $9.5 million (-19%) is primarily related to the de-recognition of deferred tax liabilities related to the sale of La Preciosa and the fair value adjustments on the Company’s equity investments.

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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net income (loss)	$(32,412)	$(24,586)	$(56,998)	$(69,752)
Interest expense, net of capitalized interest	6,912	7,389	14,301	9,738
Income tax provision (benefit)	9,866	10,708	20,574	13,196
Amortization	19,595	22,708	42,303	54,398
EBITDA	3,961	16,219	20,180	7,580
Fair value adjustments, net	3,922	(10,561)	(6,639)	52,205
Foreign exchange (gain) loss	(627)	1,154	527	1,065
Asset retirement obligation accretion	4,073	3,993	8,066	6,992
Inventory adjustments and write-downs	1,603	14,187	15,790	10,760
(Gain) loss on sale of assets and securities	12,622	9	12,631	(2,452)
RMC bankruptcy distribution	(1,516)	—	(1,516)	—
Gain on debt extinguishment	(2,961)	—	(2,961)	—
COVID-19 costs	21	56	77	1,290
Other adjustments	1,137	70	1,207	(179)
Adjusted EBITDA	$22,235	$25,127	$47,362	$77,261

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Cash flow from operations	$39,397	$(35,003)	$4,394	$16,217
Capital expenditures	85,581	74,048	159,629	142,658
Free cash flow	$(46,184)	$(109,051)	$(155,235)	$(126,441)

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Cash provided by (used in) operating activities	$39,397	$(35,003)	$4,394	$16,217
Changes in operating assets and liabilities:
Receivables	913	(3,050)	(2,137)	(4,218)
Prepaid expenses and other	(4,260)	496	(3,764)	(3,014)
Inventories	18,738	17,635	36,373	28,935
Accounts payable and accrued liabilities	(61,708)	26,145	(35,563)	15,632
Operating cash flow before changes in working capital	$(6,920)	$6,223	$(697)	$53,552

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

Three Months Ended June 30, 2023

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$54,608	$29,717	$43,950	$29,634	$1,021	$158,930
Amortization	(8,017)	(3,649)	(4,801)	(1,805)	(1,021)	(19,293)
Costs applicable to sales	$46,591	$26,068	$39,149	$27,829	$—	$139,637

Metal Sales
Gold ounces	22,207	6,493	13,273	25,117	—	67,090
Silver ounces	1,560,743	694,657	—	82,013	—	2,337,413

Costs applicable to sales
Gold ($/oz)	$1,028	$1,726	$2,945	$1,031
Silver ($/oz)	$15.22	$21.39			$—

Three Months Ended March 31, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$57,984	$48,083	$43,226	$24,953	$1,221	$175,467
Amortization	(8,719)	(5,218)	(5,844)	(1,409)	(1,221)	(22,411)
Costs applicable to sales	$49,265	$42,865	$37,382	$23,544	$—	$153,056

Metal Sales
Gold ounces	25,970	8,349	20,902	15,645		70,866
Silver ounces	1,795,159	769,804	—	23,956	—	2,588,919

Costs applicable to sales
Gold ($/oz)	$930	$2,413	$1,785	$1,468
Silver ($/oz)	$14.00	$29.51			$—

Six Months Ended June 30, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$112,592	$77,800	$87,176	$54,587	$2,242	$334,397
Amortization	(16,736)	(8,867)	(10,645)	(3,214)	(2,242)	(41,704)
Costs applicable to sales	$95,856	$68,933	$76,531	$51,373	$—	$292,693

Metal Sales
Gold ounces	48,177	14,842	34,175	40,762		137,956
Silver ounces	3,355,902	1,464,461	—	105,969	—	4,926,332

Costs applicable to sales
Gold ($/oz)	$975	$2,136	$2,235	$1,199
Silver ($/oz)	$14.57	$25.42			$—

Six Months Ended June 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$111,411	$79,899	$94,212	$49,518	$2,518	$337,558
Amortization	(19,123)	(9,671)	(17,991)	(4,309)	(2,518)	(53,612)
Costs applicable to sales	$92,288	$70,228	$76,221	$45,209	$—	$283,946

Metal Sales
Gold ounces	57,527	13,999	50,500	37,971		159,997
Silver ounces	3,650,723	1,320,793	—	21,966	—	4,993,482
Zinc pounds					—	—
Lead pounds					—	—

Costs applicable to sales
Gold ($/oz)	$802	$2,308	$1,500	$1,177
Silver ($/oz)	$12.64	$28.71			$—
Zinc ($/lb)					$—
Lead ($/lb)					$—
Reconciliation of Costs Applicable to Sales for Updated 2023 Guidance

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$233,198	$183,769	$118,406
Amortization	(37,547)	(26,764)	(6,319)
Costs applicable to sales	$195,651	$157,005	$112,087
By-product credit	—	—	(745)
Adjusted costs applicable to sales	$195,651	$157,005	$111,342

Metal Sales
Gold ounces	104,618	90,673	88,732
Silver ounces	6,784,929		163,607

Revenue Split
Gold	50%	100%	100%
Silver	50%

Adjusted costs applicable to sales
Gold ($/oz)	$900 - $1,050	$1,650 - $1,750	$1,500 - $1,700
Silver ($/oz)	$14.25 - $15.25	—

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, expectations regarding the Rochester expansion project (including future LCM adjustments), the tax treatment of the FT Shares and the risk that related exploration efforts at Silvertip will not occur on a timely basis or at all, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, timing of completion of obligations under prepayment agreements, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in the Q1 2023 10-Q and in “Risk Factors” section of the 2022 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, including impacts to workforce, equipment and materials availability, inflationary pressures, continued access to financing sources, government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, and (xii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at June 30, 2023 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,976 and $1,810 per ounce, respectively, and a short-term and long-term silver price of $24.13 and $22.85 per ounce, respectively.

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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 111,498 and 2.5 million ounces of gold and silver, respectively, at June 30, 2023 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,977 per ounce of gold and $25.40 per ounce of silver. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2022 10-K and part II, Item 1A of this Report.
At June 30, 2023, the fair value of the gold and silver forward contracts was an asset of $3.4 million and $5.9 million for the gold and silver forward contracts, respectively. For the six months ended June 30, 2023, the Company recognized a gain $0.9 million and $2.0 million related to expired gold and silver contracts, respectively, in Revenue and the remaining outstanding gold and silver forward contracts were included in Accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at June 30, 2023 would result in a net realized loss and gain of $17.8 million and $25.5 million, respectively. A 10% increase and decrease in the price of silver at June 30, 2023 would result in a net realized loss and gain of $1.1 million and $10.8 million, respectively. The June 30, 2023 closing price of gold and silver was $1,912 and $22.47 per ounce, respectively. As of August 8, 2023, the closing price of gold and silver was $1,926 and $23.04, per ounce respectively.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2023, the Company had outstanding provisionally priced sales of 6,498 ounces of gold at an average price of $1,957. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.1 million during the three months ended June 30, 2023. A 10% change in realized gold prices would cause revenue to vary by $1.3 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at June 30, 2023.
Interest Rates
Interest Rate Hedging

The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2023.
Investment Risk
Equity Price Risk
The Company is exposed to changes in the fair value of our investments in equity securities. For the three months ended June 30, 2023, the Company recognized unrealized losses of $3.7 million in Fair value adjustments, net due to increases in the stock price of those equity securities. At June 30, 2023, the fair value of the equity securities was $9.2 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $0.9 million.

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
(b)Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 16 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2022 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2023 (the “Q1 2023 10-Q”) and in this Form 10-Q. Except as supplemented and updated in the Q1 2023 10-Q and below, the risk factors set forth in the 2022 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
We are dependent upon information technology systems, which are subject to cybersecurity incidents, disruption, damage, failure and other risks associated with implementation and integration.
Our information technology systems used in our operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, regulatory scrutiny, any of which could have a material adverse effect on cash flows, financial condition or results of operations.
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
There has been heightened legislative and regulatory focus on data privacy and cybersecurity in the U.S and elsewhere. We may be required to comply with a fast-evolving set of legal requirements in this area, including substantive data privacy and cybersecurity standards. This regulatory environment may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
On June 21, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain Canadian accredited investors for a private placement offering (the “Offering”) of an aggregate of 5,276,154 shares of the Company’s common stock, at a price of $4.5955 or $4.97 per share, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”). In connection with the Offering, the Company granted an over-allotment option to purchase up to 3,000,000 additional FT Shares, at a price of 4.5955 per share. The over-allotment option was exercised. The initial closing and over-allotment closing occurred on June 27, 2023 and July 20, 2023 respectively, for aggregate cash proceeds to the Company of approximately $29.5 million.
The FT Shares were not registered under the Securities Act and were offered and sold outside the United States to accredited investors in reliance on Regulation S and/or Regulation D of the Securities Act. No underwriting discounts or commissions were paid in connection with the Offering.
Use of Proceeds
The proceeds of the Offering will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)), in conducting an exploration and mineral resource evaluation program at Silvertip to determine the existence, location, extent, and quality of the silver, lead, and zinc on the Silvertip property.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(a)Other Information
On August 9, 2023, the Company entered into an amendment (the “August Amendment”) to the RCF. The August Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility during the final stages of the Rochester expansion under (a) the consolidated net leverage and consolidated senior secured leverage ratios at September 30, 2023 through the March 31, 2024, with the ratios returning to the previous levels at June 30, 2024 and (b) the consolidated interest coverage ratio at June 30, 2023 through September 30, 2023, with the ratio returning to the previous level at December 31, 2023, (2) allows up to $50 million, through June 30, 2024, stepping down to $40 million in September 31, 2024, $30 million in December 31, 2024 and $15 million thereafter, for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through June 30, 2024, and (4) restricts certain acquisitions through March 31, 2024. This summary of the August Amendment is qualified in its entirety by reference to the August Amendment filed as Exhibit 10.1 to this Report and incorporated herein by reference.
(c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

Item 15.        Exhibits

10.1
Eighth Amendment to Credit Agreement, August 9, 2023, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Filed herewith).

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

* The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 9, 2023	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	August 9, 2023	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 9, 2023	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)