Form 10-Q
period 2023-09-30
Coeur Mining, Inc.
filed 2023-11-08
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 382,609,677 shares were issued and outstanding as of November 6, 2023.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2023	December 31, 2022
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$53,223	$61,464
Receivables	4	30,138	36,333
Inventory	5	66,704	61,831
Ore on leach pads	5	114,314	82,958
Equity securities	6	7,231	32,032
Prepaid expenses and other		25,556	25,814
		297,166	300,432
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net		1,639,248	1,389,755
Ore on leach pads	5	36,627	51,268
Restricted assets		8,735	9,028
Equity securities	6	—	12,120
Receivables	4, 11	22,563	22,023
Other		65,413	61,517
TOTAL ASSETS		$2,069,752	$1,846,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$138,979	$96,123
Accrued liabilities and other	17	116,562	92,863
Debt	7	22,127	24,578
Reclamation	8	5,796	5,796
		283,464	219,360
NON-CURRENT LIABILITIES
Debt	7	490,114	491,355
Reclamation	8	202,220	196,635
Deferred tax liabilities		15,390	14,459
Other long-term liabilities		30,186	35,318
		737,910	737,767
COMMITMENTS AND CONTINGENCIES	16
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 382,693,309 issued and outstanding at September 30, 2023 and 295,697,624 at December 31, 2022		3,827	2,957
Additional paid-in capital		4,128,553	3,891,265
Accumulated other comprehensive income (loss)		11,654	12,343
Accumulated deficit		(3,095,656)	(3,017,549)
		1,048,378	889,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,069,752	$1,846,143
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
	Notes	In thousands, except share data
Revenue	3	$194,583	$182,993	$559,116	$575,520
COSTS AND EXPENSES
Costs applicable to sales(1)	3	147,903	163,180	440,596	447,126
Amortization		22,884	29,151	65,187	83,549
General and administrative		9,512	9,722	31,384	29,281
Exploration		12,437	8,406	20,007	19,103
Pre-development, reclamation, and other	13	8,680	9,249	29,618	29,839
Total costs and expenses		201,416	219,708	586,792	608,898
OTHER INCOME (EXPENSE), NET
Gain on debt extinguishment	7	774	—	3,735	—
Fair value adjustments, net	11	(2,010)	(13,067)	4,629	(65,272)
Interest expense, net of capitalized interest	7	(7,402)	(5,932)	(21,703)	(15,670)
Other, net	13	459	153	(10,421)	2,203
Total other income (expense), net		(8,179)	(18,846)	(23,760)	(78,739)
Income (loss) before income and mining taxes		(15,012)	(55,561)	(51,436)	(112,117)
Income and mining tax (expense) benefit	9	(6,097)	(1,883)	(26,671)	(15,079)
NET INCOME (LOSS)		$(21,109)	$(57,444)	$(78,107)	$(127,196)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		7,227	29,060	7,141	58,087
Reclassification adjustments for realized (gain) loss on cash flow hedges		(4,920)	(9,910)	(7,830)	(11,181)
Other comprehensive income (loss)		2,307	19,150	(689)	46,906
COMPREHENSIVE INCOME (LOSS)		$(18,802)	$(38,294)	$(78,796)	$(80,290)

NET INCOME (LOSS) PER SHARE	14
Basic income (loss) per share:
Basic		$(0.06)	$(0.21)	$(0.24)	$(0.47)

Diluted		$(0.06)	$(0.21)	$(0.24)	$(0.47)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(21,109)	$(57,444)	$(78,107)	$(127,196)
Adjustments:
Amortization		22,884	29,151	65,187	83,549
Accretion		4,153	3,596	12,219	10,588
Deferred taxes		(3,872)	(4,730)	1,536	(12,288)
Gain on debt extinguishment	7	(774)	—	(3,735)	—
Fair value adjustments, net	11	2,010	13,067	(4,629)	62,133
Stock-based compensation	10	2,635	2,705	8,462	7,319
Loss on the sale of assets	13	19	—	12,650	—
Write-downs	5	7,727	21,204	22,467	38,018
Deferred revenue recognition	16	(143)	(10,167)	(25,358)	(10,723)
Other		657	1,290	2,798	824
Changes in operating assets and liabilities:
Receivables		(478)	(119)	1,659	4,099
Prepaid expenses and other current assets		(3,000)	(2,075)	764	939
Inventory and ore on leach pads		(18,620)	(13,715)	(54,993)	(42,650)
Accounts payable and accrued liabilities		5,528	(1,880)	41,091	(17,512)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(2,383)	(19,117)	2,011	(2,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(112,273)	(96,602)	(271,902)	(239,260)
Proceeds from the sale of assets		152	—	8,380	16,001
Sale of investments	6	—	40,469	41,558	40,469
Proceeds from notes receivable	4	—	—	5,000	—
Other		(63)	(42)	(171)	(63)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(112,184)	(56,175)	(217,135)	(182,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14	57,522	—	168,964	98,335
Issuance of notes and bank borrowings, net of issuance costs	7	163,000	100,000	388,000	255,000
Payments on debt, finance leases, and associated costs	7	(109,268)	(23,211)	(348,092)	(145,515)
Other		(23)	(2)	(2,345)	(3,565)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		111,231	76,787	206,527	204,255
Effect of exchange rate changes on cash and cash equivalents		(278)	(234)	374	25
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		(3,614)	1,261	(8,223)	18,527
Cash, cash equivalents and restricted cash at beginning of period		58,560	75,555	63,169	58,289
Cash, cash equivalents and restricted cash at end of period		$54,946	$76,816	$54,946	$76,816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(24,586)	—	(24,586)
Other comprehensive income (loss)	—	—	—	—	(17,062)	(17,062)
Common stock issued under "at the market" stock offering	32,862	329	98,100	—	—	98,429
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,482	24	715	—	—	739
Balances at March 31, 2023	331,042	$3,310	$3,990,080	$(3,042,135)	$(4,719)	$946,536
Net income (loss)	—	—	—	(32,412)	—	(32,412)
Other comprehensive income (loss)	—	—	—	—	14,066	14,066
Common stock issued for the extinguishment of Senior Notes	13,941	140	45,328	—	—	45,468
Common stock issued under Private Placement Offering	5,276	53	12,603	—	—	12,656
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(92)	(1)	2,449	—	—	2,448
Balances at June 30, 2023	350,167	$3,502	$4,050,460	$(3,074,547)	$9,347	$988,762
Net income (loss)	—	—	—	(21,109)		(21,109)
Other comprehensive income (loss)	—	—	—		2,307	2,307
Common stock issued under "at the market" stock offering	21,700	217	48,920	—	—	49,137
Common stock issued for the extinguishment of Senior Notes	7,619	76	18,228	—	—	18,304
Common stock issued under Private Placement Offering	3,000	30	8,332	—		8,362
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	207	2	2,613	—	—	2,615
Balances at September 30, 2023	382,693	$3,827	$4,128,553	$(3,095,656)	$11,654	$1,048,378

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	7,682	—	7,682
Other comprehensive income (loss)	—	—	—	—	(4,758)	(4,758)
Common stock issued under "at the market" stock offering	22,053	220	98,279	—	—	98,499
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,862	19	(1,730)	—	—	(1,711)
Balances at March 31, 2022	280,834	$2,808	$3,834,896	$(2,931,760)	$(5,970)	$899,974
Net income (loss)	—	—	—	(77,434)	—	(77,434)
Other comprehensive income (loss)	—	—	—	—	32,514	32,514
Common stock issued/canceled under long-term incentive plans and director fees and options, net	(29)	—	2,127	—	—	2,127
Balances at June 30, 2022	280,805	$2,808	$3,837,023	$(3,009,194)	$26,544	$857,181
Net income (loss)	—	—	—	(57,444)	—	(57,444)
Other comprehensive income (loss)	—	—	—	—	19,150	19,150
Common stock issued/canceled under long-term incentive plans and director fees and options, net	31	—	2,702	—	—	2,702
Balances at September 30, 2022	280,836	$2,808	$3,839,725	$(3,066,638)	$45,694	$821,589

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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional guidance for a limited period of time to ease the potential burden on accounting for contract modifications caused by reference rate reform. In January 2021, ASU No. 2021-01 was issued which broadened the scope of ASU No. 2020-04 to include certain derivative instruments. In December 2022, ASU No. 2022-06 was issued which deferred the sunset date of ASU No. 2020-04. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The guidance may be adopted over time as reference rate reform activities occur and should be applied on a prospective basis. The Company is in the process of reviewing key contracts to identify any contracts that reference the LIBOR and to implement adequate fallback provisions if not already implemented to mitigate the risks or impacts from the transition. No material impacts are expected to the consolidated financial statements or disclosures.
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

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining,

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and production of gold and/or silver. The Silvertip exploration project is engaged in the discovery of silver, zinc, lead, and other related metals. “Other” includes certain mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$38,994	$8,719	$46,474	$45,316	$—	$—	$139,503
Silver sales	38,294	14,929	56	1,801	—	—	55,080
Metal sales	77,288	23,648	46,530	47,117	—	—	194,583
Costs and Expenses
Costs applicable to sales(1)	48,059	30,532	38,286	31,026	—	—	147,903
Amortization	9,024	4,176	6,894	1,588	919	283	22,884
Exploration	2,160	303	2,856	—	6,703	415	12,437
Other operating expenses	2,611	2,168	907	1,041	3,164	8,301	18,192
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	774	774
Fair value adjustments, net	—	—	—	—	—	(2,010)	(2,010)
Interest expense, net	241	(555)	(583)	(120)	(13)	(6,372)	(7,402)
Other, net(3)	1,407	(67)	(79)	(43)	(119)	(640)	459
Income and mining tax (expense) benefit	(4,539)	220	—	(1,102)	—	(676)	(6,097)
Net Income (loss)	$12,543	$(13,933)	$(3,075)	$12,197	$(10,918)	$(17,923)	$(21,109)
Segment assets(2)	$313,569	$1,070,307	$169,184	$98,307	$217,321	$66,462	$1,935,150
Capital expenditures	$10,780	$84,368	$15,831	$681	$619	$(6)	$112,273
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Three Months Ended September 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$35,285	$16,162	$49,010	$38,724	$—	$—	$139,181
Silver sales	29,551	14,011	97	153	—	—	43,812
Metal sales	64,836	30,173	49,107	38,877	—	—	182,993
Costs and Expenses
Costs applicable to sales(1)	43,244	50,760	40,289	28,887	—	—	163,180
Amortization	8,027	6,921	10,369	2,191	1,260	383	29,151
Exploration	1,775	601	2,796	—	2,303	931	8,406
Other operating expenses	812	1,804	425	482	4,966	10,482	18,971
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	(13,067)	(13,067)
Interest expense, net	26	(225)	(442)	(22)	(32)	(5,237)	(5,932)
Other, net(3)	1,142	(101)	(62)	(167)	(85)	(574)	153
Income and mining tax (expense) benefit	(1,805)	114	—	(417)	—	225	(1,883)
Net Income (loss)	$10,341	$(30,125)	$(5,276)	$6,711	$(8,646)	$(30,449)	$(57,444)
Segment assets(2)	$294,438	$769,391	$146,128	$90,542	$242,142	$85,034	$1,627,675
Capital expenditures	$10,844	$73,995	$7,076	$458	$3,821	$408	$96,602
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$114,897	$37,404	$111,136	$124,522	$—	$—	$387,959
Silver sales	117,426	49,245	193	4,293	—	—	171,157
Metal sales	232,323	86,649	111,329	128,815	—	—	559,116
Costs and Expenses
Costs applicable to sales(1)	143,915	99,465	114,817	82,399	—	—	440,596
Amortization	25,760	13,043	17,539	4,802	3,161	882	65,187
Exploration	5,087	965	6,179	—	6,572	1,204	20,007
Other operating expenses	6,370	6,241	2,875	3,084	14,687	27,745	61,002
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	3,735	3,735
Fair value adjustments, net	—	—	—	—	—	4,629	4,629
Interest expense, net	541	(1,017)	(1,438)	(164)	(53)	(19,572)	(21,703)
Other, net(3)	4,291	(559)	(206)	(374)	(222)	(13,351)	(10,421)
Income and mining tax (expense) benefit	(20,461)	596	—	(3,822)	—	(2,984)	(26,671)
Net Income (loss)	$35,562	$(34,045)	$(31,725)	$34,170	$(24,695)	$(57,374)	$(78,107)
Segment assets(2)	$313,569	$1,070,307	$169,184	$98,307	$217,321	$66,462	$1,935,150
Capital expenditures	$32,844	$197,788	$38,189	$952	$1,426	$703	$271,902
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Nine Months Ended September 30, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$119,486	$42,413	$143,099	$110,259	$—	$—	$415,257
Silver sales	114,387	44,632	575	669	—	—	160,263
Metal sales	233,873	87,045	143,674	110,928	—	—	575,520
Costs and Expenses
Costs applicable to sales(1)	135,532	120,988	116,510	74,096	—	—	447,126
Amortization	27,150	16,592	28,360	6,500	3,778	1,169	83,549
Exploration	5,071	4,009	4,416	—	2,041	3,566	19,103
Other operating expenses	2,485	5,465	1,348	1,521	16,550	31,751	59,120
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	(65,272)	(65,272)
Interest expense, net	(100)	(606)	(1,111)	(49)	(150)	(13,654)	(15,670)
Other, net(3)	1,635	(192)	19	506	(320)	555	2,203
Income and mining tax (expense) benefit	(24,325)	1,079	127	(2,382)	—	10,422	(15,079)
Net Income (loss)	$40,845	$(59,728)	$(7,925)	$26,886	$(22,839)	$(104,435)	$(127,196)
Segment assets(2)	$294,438	$769,391	$146,128	$90,542	$242,142	$85,034	$1,627,675
Capital expenditures	$34,515	$154,001	$23,828	$2,294	$21,383	$3,239	$239,260
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	September 30, 2023	December 31, 2022
Total assets for reportable segments	$1,935,150	$1,669,982
Cash and cash equivalents	53,223	61,464
Other assets	81,379	114,697
Total consolidated assets	$2,069,752	$1,846,143

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	September 30, 2023	December 31, 2022
United States	$1,149,301	$899,960
Mexico	258,409	251,950
Canada	231,416	237,723
Other	122	122
Total	$1,639,248	$1,389,755

Revenue	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$117,295	$118,157	$326,793	$341,647
Mexico	77,288	64,836	232,323	233,873
Total	$194,583	$182,993	$559,116	$575,520

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2023	December 31, 2022
Current receivables:
Trade receivables	$2,637	$6,302
VAT receivable	15,116	10,741
Income tax receivable	9,791	9,719
Avino note receivable (1)	—	4,926
Gold and silver forwards realized gains (2)	1,995	4,059
Other	599	586
	$30,138	$36,333
Non-current receivables:
Other tax receivable (3)	$8,534	$—
Deferred cash consideration (1)	—	7,677
Contingent consideration (1)	14,029	14,346
	$22,563	$22,023
Total receivables	$52,701	$58,356
(1) See Note 11 -- Fair Value Measurements for additional details on the note receivable, deferred cash consideration and contingent consideration. In March 2023, the Company received payment of $5.0 million related to the Avino note receivable. In May 2023, the Company sold the deferred cash consideration, two royalties, and contingent consideration received in connection with the sale of La Preciosa project (the "La Preciosa Deferred Consideration"). The contingent consideration at September 30, 2023 relates to consideration received from the sale of Sterling and the contingent consideration received from the sale of the La Preciosa Deferred Consideration.
(2) Represents realized gains on gold and silver forward hedges from September 2023 that contractually settle in subsequent months. See Note 12 -- Derivative Financial Instruments & Hedging for additional details on the gold and silver forward hedges.
(3) Consists of exploration credit refunds at Silvertip.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2023	December 31, 2022
Inventory:
Concentrate	$1,357	$2,869
Precious metals	15,924	12,636
Supplies	49,423	46,326
	$66,704	$61,831
Ore on Leach Pads:
Current	$114,314	$82,958
Non-current	36,627	51,268
	$150,941	$134,226

Long-term Stockpile (included in Other)	$41,990	$28,840

Total Inventory and Ore on Leach Pads	$259,635	$224,897

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. During the first nine months of 2023, the cost of stock pile, leach pad and metal inventory at Rochester exceeded its net realizable value, which resulted in non-cash write down for the three and nine months ended September 30, 2023 of $8.9 million ($7.7 million was recognized in Costs applicable to sales and $1.2 million in Amortization) and $25.3 million ($22.4 million was recognized in Costs applicable to sales and $2.9 million in Amortization), respectively.

NOTE 6 – INVESTMENTS
Equity Securities
    From time to time, the Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies or receives securities as transaction consideration.

	At September 30, 2023
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Avino Silver & Gold Mines Ltd	$13,720	$(6,489)	$—	$7,231
Equity securities	$13,720	$(6,489)	$—	$7,231

	At December 31, 2022
In thousands	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$70,560	$(38,528)	$—	$32,032
Integra Resources Corp.	9,455	(7,115)	—	2,340
Avino Silver & Gold Mines Ltd	13,720	(4,199)	—	9,521
Other	2,233	(1,974)	—	259
Equity securities	$95,968	$(51,816)	$—	$44,152
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Condensed Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 11 -- Fair Value Measurements for additional details.
In January 2023, the Company sold 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $6.70 per share, for net proceeds of $39.8 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In May 2023, the Company sold 3.7 million shares of common stock of Integra Resources Corporation (“Integra Common Shares”) at a price of $0.48 per share, for net proceeds of $1.8 million.

NOTE 7 – DEBT

	September 30, 2023		December 31, 2022
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$303,010	$—	$369,212
Revolving Credit Facility(2)	—	140,000	—	80,000
Finance lease obligations	22,127	47,104	24,578	42,143
	$22,127	$490,114	$24,578	$491,355
(1) Net of unamortized debt issuance costs of $4.2 million and $5.8 million at September 30, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs of $3.3 million and $3.6 million at September 30, 2023 and December 31, 2022, respectively, included in Other Non-Current Assets.
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
During the three and nine months ended September 30, 2023, the Company exchanged $19.3 million and $67.8 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 7.6 million and 21.6 million shares of common stock, respectively. Based on the closing price of the Company’s common stock on the date of the exchanges, the exchanges resulted in an aggregate gain of $3.7 million on debt extinguishment. The exchange transactions represent non-cash financing activity in the Condensed Consolidated Statement of Cash Flow.
Revolving Credit Facility
At September 30, 2023, the Company had $140.0 million drawn at a weighted-average interest rate of 9.2%, $29.6 million in outstanding letters of credit and $220.4 million available under its $390 million revolving credit facility (the “RCF”). Future borrowing may be subject to certain financial covenants. For more details, please see Note 10 -- Debt contained in the 2022 10-K.
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
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2023, the Company entered into new lease financing arrangements for mining equipment at Rochester and Kensington for $21.6 million. The new finance lease arrangements represent non-cash investing activities in the Condensed Consolidated Statement of Cash Flow. Additionally, Coeur secured a finance lease package for nearly $60.0 million in 2021, all of which has been funded as of September 30, 2023. This package was earmarked for planned equipment for the Rochester expansion project in 2021, 2022 and 2023 and has an interest rate of 5.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 9 -- Leases contained in the 2022 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
2029 Senior Notes	$4,097	$4,805	13,409	$14,414
Revolving Credit Facility	4,956	2,512	11,481	5,069
Finance lease obligations	1,035	1,341	2,788	3,916
Amortization of debt issuance costs	703	535	1,964	1,448
Other debt obligations	710	29	1,450	162
Capitalized interest	(4,099)	(3,290)	(9,389)	(9,339)
Total interest expense, net of capitalized interest	$7,402	$5,932	$21,703	$15,670

NOTE 8 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Asset retirement obligation - Beginning	$207,960	$184,606	$202,431	$180,156
Accretion	4,153	3,564	12,219	10,482
Additions and changes to estimates	(2,682)	—	(2,682)	—
Settlements	(1,415)	(1,507)	(3,952)	(3,975)
Asset retirement obligation - Ending	$208,016	$186,663	$208,016	$186,663
    The commencement of production from the new leach pad and process plant at Rochester in the third quarter of 2023 resulted in an update to the estimated reclamation and mine closure costs. The estimated reclamation and mine closure costs was discounted using a credit adjusted, risk-free interest rate of 8.4%.

NOTE 9 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2023 and 2022 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(22,674)	$(1,565)	$(59,012)	$(74)	$(83,994)	$(4,847)	$(154,263)	$(2,270)
Canada	(9,345)	—	(8,960)	—	(23,049)	—	(22,859)	(21)
Mexico	17,111	(4,532)	12,178	(1,809)	56,045	(21,824)	64,847	(12,788)
Other jurisdictions	(104)	—	233	—	(438)	—	158	—
	$(15,012)	$(6,097)	$(55,561)	$(1,883)	$(51,436)	$(26,671)	$(112,117)	$(15,079)
    During the third quarter of 2023, the Company reported estimated income and mining tax expense of approximately $6.1 million, resulting in an effective tax rate of (40.6)%. This compares to income tax expense of $1.9 million for an effective tax rate of (3.4)% during the third quarter of 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rate; (v) the sale of non-core assets; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

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
    At September 30, 2023 and December 31, 2022, the unrecognized tax benefits and accrued income-tax-related interest and penalties were not significant. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.

NOTE 10 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2023 was $2.6 million and $8.5 million, respectively, compared to $2.5 million and $7.1 million in the three and nine months ended September 31, 2022. At September 30, 2023, there was $10.5 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
    The following table summarizes the grants awarded during the nine months ended September 30, 2023:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 27, 2023	2,596,856	$3.00	1,738,581	$3.14
June 19, 2023	57,804	$3.11	46,340	$3.14
August 18, 2023	436,422	$2.53	5,308	$3.14

NOTE 11 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Change in the value of equity securities(1)	$(2,010)	$(13,067)	$4,629	$(62,133)
Termination of gold zero cost collars	—	—	—	(3,139)
Fair value adjustments, net	$(2,010)	$(13,067)	$4,629	$(65,272)
(1) Includes unrealized losses on held equity securities of $2.0 million, and $13.1 million for the three months ended September 30, 2023, and 2022, respectively, and unrealized losses of $2.3 million and $46.5 million for the nine months ended September 30, 2023, and 2022, respectively
Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), secondary priority to quoted prices in inactive markets or observable inputs (Level 2), and the lowest priority to unobservable inputs (Level 3).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	$7,231	$7,231	$—	$—
Provisional metal sales contracts	36	—	36	—
Gold forwards	7,411	—	7,411	—
Silver forwards	4,243	—	4,243	—
	$18,921	$7,231	$11,690	$—
Liabilities:
Provisional metal sales contracts	$53	$—	$53	$—

	Fair Value at December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$44,152	$43,893	$259	$—
Provisional metal sales contracts	299	—	299	—
Gold forwards	12,343	—	12,343	—
	$56,794	$43,893	$12,901	$—
Liabilities:
Provisional metal sales contracts	$10	$—	$10	$—
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
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2023.
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2023 and December 31, 2022 is presented in the following table:

	September 30, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$303,010	$258,746	$—	$258,746	$—
Revolving Credit Facility(2)	$140,000	$140,000	$—	$140,000	$—
(1) Net of unamortized debt issuance costs of $4.2 million
(2) Unamortized debt issuance costs of $3.3 million included in Other Non-Current Assets.

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
In March 2022 the Company completed the sale of the La Preciosa project. The consideration for the sale of La Preciosa project included a promissory note payable to the Company that matured in March 2023 and was paid in full, and deferred cash consideration payable on the first anniversary of initial production from any portion of the La Preciosa project. These assets were valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. The consideration for the sale of La Preciosa project also included two royalties: a 1.25% net smelter returns royalty on properties covering the Gloria and Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, and contingent consideration of $0.25 per silver equivalent ounce (adjusted for inflation) on any new mineral reserves discovered and declared outside of the current resources area at the La Preciosa project, up to a maximum payment of $50.0 million. These assets were initially measured at fair value at inception and remeasured at fair value on a nonrecurring basis. The fair value of the royalties and the contingent consideration assets were $11.2 million and $1.2 million, respectively, valued as of the date of closing of the transaction and were measured at fair value on a non-recurring basis. The fair value of the royalties and the contingent consideration were valued using Monte Carlo simulation models. The model inputs included significant unobservable inputs and involve significant management judgment. The significant unobservable inputs included assumptions related to metal prices which assumed silver prices ranging from $22 to $25 per ounce and gold prices ranging from $1,700 to $1,930 per ounce as well as volatility assumptions for silver and gold prices (33.5% and 19.0%, respectively), and an assumed weighted average cost of capital of 15.5%. Such instruments are classified as Level 3 of the fair value hierarchy.
In May 2023, the Company sold the La Preciosa Deferred Consideration for cash consideration of $7.0 million and deferred consideration of $1.0 million payable on the first anniversary of initial production from any portion of the La Preciosa project resulting in a loss on the sale of $12.3 million, which was recognized in Other, Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The deferred cash consideration was measured at a fair value of $0.8 million at inception and will be remeasured at fair value on a nonrecurring basis. It was valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, the Company enters into forward contracts. The contracts are net settled monthly and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it would result in a realized gain or loss, respectively. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
At September 30, 2023, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Gold forwards
Average gold fixed price per ounce	$1,977	$—
Notional ounces	55,749	—
Silver forwards
Average silver fixed price per ounce	$25.47	$—
Notional ounces	1,245,000	—
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
As of September 30, 2023, the Company had $11.7 million of net after-tax gains in AOCI related to gains from cash flow hedge transactions, of which $11.7 million of net after-tax gains is expected to be recognized in its Condensed Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold and silver for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	September 30, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$7,411	$—	$—
Silver forwards	4,243	—	—

	December 31, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$12,343	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$6,736	$29,060	$(1,317)	$62,685
Silver forwards	491	—	8,458	—
Gold zero cost collars	—	—	—	(4,598)
	$7,227	$29,060	$7,141	$58,087

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$(2,723)	$(11,289)	$(3,615)	$(14,399)
Silver forwards	(2,197)	—	(4,215)	—
Gold zero cost collars	—	1,379	—	3,218
	$(4,920)	$(9,910)	$(7,830)	$(11,181)
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
Zero Cost Collars
To protect the Company’s exposure to fluctuations in metal prices the Company entered into Asian (or average value) put and call option contracts in net-zero-cost collar arrangements. The contracts were net cash settled monthly and, if the price of gold at the time of expiration was between the put and call prices, it would expire at no cost to the Company. If the price of gold at the time of expiration was lower than the put prices or higher than the call prices, it would result in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. In the first quarter of 2022, the Company voluntarily de-designated hedge accounting for the zero cost collars and subsequently terminated the arrangements. The cost to terminate the zero cost collars was $7.7 million, of which $3.1 million was recognized in earnings and the remaining $4.6 million, which represents the fair value of the zero cost collars on the date of de-designation, was retained in AOCI and was recognized in earnings in 2022 as the forecasted transactions occurred.
At September 30, 2023, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2023	2024 and Thereafter
Provisional gold sales contracts	$26,551	$—
Average gold price per ounce	$1,920	$—
Notional ounces	13,828	—
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$36	$53

	December 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$299	$10
The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2023, and 2022, respectively (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2023	2022	2023	2022
Revenue	Provisional metal sales contracts	$14	$(757)	$(305)	$(751)
Fair value adjustments, net	Terminated zero cost collars	—	—	—	(3,139)
		$14	$(757)	$(305)	$(3,890)
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

NOTE 13 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
COVID-19	$14	$294	$92	$1,585
Silvertip ongoing carrying costs	2,780	4,628	13,569	15,542
Asset retirement accretion	4,153	3,597	12,219	10,588
Other	1,733	730	3,738	2,124
Pre-development, reclamation and other	$8,680	$9,249	$29,618	$29,839

Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Foreign exchange gain (loss)	$421	$93	$(107)	$(972)
Gain (loss) on sale of assets(1)	(19)	(87)	(12,650)	2,365
RMC bankruptcy distribution	—	—	1,516	—
Other	57	147	820	810
Other, net	$459	$153	$(10,421)	$2,203
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
For the three and nine months ended September 30, 2023, there were 1,090,981 and 1,641,510 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 3,719,764 and 2,013,571 common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2022, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2023	2022	2023	2022
Net income (loss) available to common stockholders	$(21,109)	$(57,444)	$(78,107)	$(127,196)

Weighted average shares:
Basic	356,676	278,105	330,440	272,599
Effect of stock-based compensation plans	—	—	—	—
Diluted	356,676	278,105	330,440	272,599

Income (loss) per share:
Basic	$(0.06)	$(0.21)	$(0.24)	$(0.47)

Diluted	$(0.06)	$(0.21)	$(0.24)	$(0.47)
On September 13, 2023, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “September 2023 Equity Offering”). The September 2023 Equity Offering was conducted pursuant to an ATM Equity Offering Sales Agreement, entered into on August 10, 2023 between the Company and BMO Capital Markets Corp., BofA Securities, Inc. and RBC Capital Markets, LLC as sales agents. The Company sold a total of 21,699,856 shares of its common stock in the September 2023 Equity Offering at an average price of $2.30 per share, raising net proceeds (after sales commissions) of $49.3 million. Proceeds from the September 2023 Equity Offering were used to reduce outstanding amounts under the RCF and for general corporate purposes.
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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Current assets	$32,341	$73,692	$176,842	$137,432
Non-current assets(1)	$407,492	$445,778	$1,244,584	$991,213
Non-guarantor intercompany assets	$398	$4,391	$—	$—

Current liabilities	$21,787	$19,842	$202,444	$136,788
Non-current liabilities	$452,982	$457,195	$196,055	$193,024
Non-guarantor intercompany liabilities	$84,353	$58,257	$1,576	$1,594
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2023

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$326,794
Gross profit (loss)	$(883)	$(5,271)
Net income (loss)	$(78,108)	$(31,593)

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of September 30, 2023, $29.4 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through litigation and potential arbitration as well as refiling refund requests as undue payments rather than refunds of VAT that was due). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to resolve the matter. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. In 2016, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. Because there is no minimum obligation associated with the deposit, it is not considered a financing, and each shipment is considered to be a separate performance obligation. The stream agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet. See Note 2 -- Summary of Significant Accounting Policies contained in the 2022 10-K for additional detail.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Opening Balance	$7,196	$7,742	$7,411	$8,150
Revenue Recognized	(145)	(167)	(360)	(575)
Closing Balance	$7,051	$7,575	$7,051	$7,575
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In December 2022, the Company received a $25.0 million prepayment, all of which was recognized as revenue in the first half of 2023. In June 2023, the Company exercised an option to receive a further $25.0 million prepayment, a portion of which was recognized in revenue in the third quarter of 2023. Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty to allow for a $10.0 million prepayment for deliveries of gold concentrate from its Wharf mine and a $10.0 million prepayment for deliveries of gold and silver doré from its Rochester mine, all of which were recognized as revenue in the third quarter of 2023. In September 2023, the contracts related to Wharf and Rochester were amended to increase the maximum amount available in prepayments to $12.5 million and $17.5 million, respectively, which were received.
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
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Opening Balance	$45,012	$25,012	$25,016	$15,016
Additions	30,311	361	75,307	10,811
Revenue Recognized	(31,000)	(10,000)	(56,000)	(10,454)
Closing Balance	$44,323	$15,373	$44,323	$15,373

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Rochester Expansion Project Update
Construction of the new three-stage crushing circuit is now complete and first production from the new leach pad and process plant began in mid-September. Commissioning of the process plant is complete and commissioning of the new crusher corridor is underway, with ramp-up expected throughout the remainder of 2023 and into the first half of 2024.
Once operating at full capacity, throughput levels are expected to average 32 million tons per year, which is approximately 2.5 times higher than historical levels, making Rochester one of the largest open pit heap leach operations in the world. The total estimated capital for the project remains at $710 - $730 million.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of September 30, 2023 and December 31, 2022, the Company had surety bonds totaling $332.3 million and $326.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 17 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2023	December 31, 2022
Accrued salaries and wages	$28,499	$29,868
Flow-through share premium received (including over-allotment)	7,847	—
Deferred revenue (1)	44,843	25,736
Income and mining taxes	8,329	7,874
Accrued operating costs	9,362	6,241
Unrealized losses on derivatives	53	10
Taxes other than income and mining	2,703	3,318
Accrued interest payable	4,021	8,256
Operating lease liabilities	10,905	11,560
Accrued liabilities and other	$116,562	$92,863
(1) See Note 16 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and nine months ended September 30, 2023 and 2022:

In thousands	September 30, 2023	September 30, 2022
Cash and cash equivalents	$53,223	$75,389
Restricted cash equivalents	1,723	1,427
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$54,946	$76,816

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
Third Quarter Highlights
For the quarter, Coeur reported revenue of $194.6 million and cash used in operating activities of $2.4 million. We reported GAAP net loss of $21.1 million, or $0.06 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $30.6 million and net loss of $18.6 million or $0.05 per diluted share. For the nine months ended September 30, 2023, Coeur reported revenue of $559.1 million and cash provided by operating activities of $2.0 million. We reported GAAP net loss of $78.1 million, or $0.24 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $78.0 million and net loss of $71.8 million or $0.22 per diluted share.
•Increased revenue and adjusted EBITDA driven by stronger gold production and lower costs – Revenue increased 10% and adjusted EBITDA increased 38% quarter-over-quarter, due to a 15% quarter-over-quarter increase in gold production and a 13% quarter-over-quarter decline in adjusted costs applicable to sales per gold ounce
•Rochester expansion project now complete – First production from the new leach pad and process plant was achieved in mid-September. The legacy crushing circuit is now being decommissioned in preparation of mining expected to begin in that location in 2024
•Material step-up in Rochester production now occurring – During the month of October, Rochester recovered 537,000 ounces of silver and 8,050 ounces of gold, which is more than double the year-to-date monthly average silver production and more than triple the year-to-date monthly average gold production
•Gold production and cost guidance updated; silver guidance remains unchanged – A stronger anticipated fourth quarter at Wharf is expected to offset adjusted gold production guidance at Kensington. The low end of total 2024 production guidance remains unchanged and the overall range has narrowed to 304,000 - 342,500 ounces. Additionally, Kensington cost guidance has been revised to reflect the impact of revised production expectations. Silver full-year production guidance of 10 - 12 million ounces remains unchanged
•Balance sheet and hedging initiatives supporting remaining capital requirements – With elevated capital investment levels related to the recently completed Rochester expansion expected through year-end, Coeur ended the quarter with total liquidity of approximately $280 million. Realized and unrealized gains from the Company’s 2023 gold and silver hedges total nearly $20 million at quarter-end, providing meaningful downside protection through this period of capital intensity

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Financial Results: (in thousands, except per share amounts)
Gold sales	$139,503	$121,355	$387,959	$415,257
Silver sales	$55,080	$55,880	$171,157	$160,263
Consolidated Revenue	$194,583	$177,235	$559,116	$575,520
Net income (loss)	$(21,109)	$(32,412)	$(78,107)	$(127,196)
Net income (loss) per share, diluted	$(0.06)	$(0.10)	$(0.24)	$(0.47)
Adjusted net income (loss)(1)	$(18,619)	$(20,153)	$(71,829)	$(71,607)
Adjusted net income (loss) per share, diluted(1)	$(0.05)	$(0.06)	$(0.22)	$(0.26)
EBITDA(1)	$15,274	$3,961	$35,454	$(12,898)
Adjusted EBITDA(1)	$30,648	$22,235	$78,012	$103,154
Total debt(2)	$512,241	$469,386	$512,241	$635,679
Operating Results:
Gold ounces produced	78,617	68,406	216,062	242,619
Silver ounces produced	2,277,386	2,388,141	7,200,410	7,345,171
Gold ounces sold	78,015	67,090	215,971	241,779
Silver ounces sold	2,213,735	2,337,413	7,140,067	7,289,084
Average realized price per gold ounce	$1,788	$1,809	$1,796	$1,718
Average realized price per silver ounce	$24.88	$23.91	$23.97	$21.99
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023
Revenue
We sold 78,015 gold ounces and 2.2 million silver ounces, compared to 67,090 gold ounces and 2.3 million silver ounces. Revenue increased by $17.3 million, or 10%, as a result of a 16% increase gold ounces sold and a 4% increase in average realized silver prices, partially offset by a 5% decrease in silver ounces sold and a 1% decrease in average realized gold prices. The increase in gold ounces sold was primarily due to higher mill throughput at Palmarejo and Kensington, higher grades at Kensington, partially offset by the timing of production from Rochester’s new leach pad related to startup of the new process plant and timing of recoveries at Wharf. The decrease in silver ounces sold was primarily due to lower silver grades at Palmarejo and the timing of production on the new leach pad related to startup of the new process plant. Gold and silver represented 72% and 28% of third quarter 2023 sales revenue, respectively, compared to 68% and 32% of second quarter 2023 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2023	June 30, 2023
Gold sales	$139,503	$121,355	$18,148	15%
Silver sales	55,080	55,880	(800)	(1)%
Metal sales	$194,583	$177,235	$17,348	10%

Costs Applicable to Sales
Costs applicable to sales increased $8.3 million, or 6%, primarily due to higher gold ounces sold and a higher net realizable value (“LCM”) adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $3.3 million, or 17% primarily due to an increase in gold ounces sold and the commencement of production of the new leach pad in mid-September 2023 at Rochester.
Expenses
General and administrative expenses decreased $0.3 million, or 3%, primarily due to lower employee incentive related costs.
Exploration expense increased $9.5 million, or 326%, driven by accelerated drilling activity at Palmarejo, Kensington and Silvertip.
Pre-development, reclamation, and other expenses decreased $1.4 million, or 14%, stemming from lower ongoing carrying costs at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2023	June 30, 2023
COVID-19	$14	$21	$(7)	(33)%
Silvertip ongoing carrying costs	2,780	4,609	(1,829)	(40)%
Asset retirement accretion	4,153	4,073	80	2%
Other	1,733	1,345	388	29%
Pre-development, reclamation and other expense	$8,680	$10,048	$(1,368)	(14)%
Other Income and Expenses
During the third quarter of 2023, the Company incurred a $0.8 million gain in connection with the exchange of $19.3 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 7.6 million shares of common stock. During the second quarter of 2023, the Company incurred a $3.0 million gain in connection with the exchange of $48.5 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 13.9 million shares of common stock.
Fair value adjustments, net, decreased to a loss of $2.0 million compared to $3.9 million as a result of an increase in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $4.1 million) increased to $7.4 million from $6.9 million due to higher interest paid under the RCF as a result of increasing interest rates, partially offset by higher capitalized interest, and lower interest payable following the extinguishment of $67.8 million in 2029 Senior Notes.
Other, net decreased to a gain of $0.5 million compared to a loss of $9.9 million as a result of the $12.3 million loss recognized from the sale of La Preciosa Deferred Consideration in the second quarter of 2023.
Income and Mining Taxes
Income and mining tax expense of approximately $6.1 million resulted in an effective tax rate of (40.6)% for the three months ended September 30, 2023. This compares to income tax expense of $9.9 million for an effective tax rate of (43.8)% for the three months ended June 30, 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rate; (v) the sale of non-core assets; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended September 30,		Three Months Ended June 30,
	2023		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(22,674)	$(1,565)	$(35,540)	$(2,264)
Canada	(9,345)	—	(4,410)	—
Mexico	17,111	(4,532)	17,534	(7,602)
Other jurisdictions	(104)	—	(130)	—
	$(15,012)	$(6,097)	$(22,546)	$(9,866)
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
Net Loss
Net loss was $21.1 million, or $0.06 per diluted share, compared to $32.4 million, or $0.10 per diluted share. The decrease in net loss was driven by a 16% increase gold ounces sold, a 4% increase in average realized silver prices, favorable changes in the fair value of the Company’s equity investments, and a $12.3 million loss on the sale of the La Preciosa Deferred Consideration recognized in the second quarter of 2023. This was partially offset by a 5% decrease in silver ounces sold, a 1% decrease in average realized gold prices, a higher LCM adjustment at Rochester, and higher exploration costs. Adjusted net loss was $18.6 million, or $0.05 per diluted share, compared to $20.2 million, or $0.06 per diluted share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Revenue
We sold 215,971 gold ounces and 7.1 million silver ounces, compared to 241,779 gold ounces and 7.3 million silver ounces. Revenue decreased by $16.4 million, or 3%, as a result of a 11% and 2% decrease in gold and silver ounces sold, respectively, partially offset by a 5% and 9% increase in average realized gold and silver prices, respectively. The decrease in gold ounces sold was primarily due to lower mill throughput at Palmarejo and Kensington, lower grades and recoveries at Kensington, and the timing of production from Rochester’s new leach pad related to startup of the new process plant, partially offset by higher grades at Wharf. The decrease in silver ounces sold was primarily due to lower mill throughput at Palmarejo, partially offset by the timing of recoveries and higher grades at Rochester. Gold and silver represented 69% and 31% of 2023 sales revenue, respectively, compared to gold and silver representing 72% and 28% of 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Nine Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2023	September 30, 2022
Gold sales	$387,959	$415,257	$(27,298)	(7)%
Silver sales	171,157	160,263	10,894	7%
Metal sales	$559,116	$575,520	$(16,404)	(3)%
Costs Applicable to Sales
Costs applicable to sales decreased $6.5 million, or 1%, primarily due to lower gold and silver ounces sold and lower LCM adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $18.4 million primarily due to lower gold and silver ounces sold and longer assumed mine lives at Palmarejo, Rochester, Kensington and Wharf driven by prior year’s successful investments in exploration.
Expenses
General and administrative expenses increased $2.1 million, or 7%, primarily due to higher employee incentive related costs and corporate administrative costs.
Exploration expense increased $0.9 million, or 5%, driven by accelerated drilling activity at Palmarejo, Kensington and Silvertip, partially offset by the Canadian mining exploration tax credits associated with expenditures at the Silvertip exploration project recognized in the second quarter of 2023.
Pre-development, reclamation, and other expenses decreased $0.2 million, or 1%, stemming from lower ongoing carrying costs at Silvertip and lower costs incurred in connection with the Company’s COVID-19 health and safety protocols, partially offset by higher asset retirement accretion.
The following table summarizes pre-development, reclamation, and other expenses:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2023	2022
COVID-19	$92	$1,585	$(1,493)	(94)%
Silvertip ongoing carrying costs	13,569	15,542	(1,973)	(13)%
Asset retirement accretion	12,219	10,588	1,631	15%
Other	3,738	2,124	1,614	76%
Pre-development, reclamation and other expense	$29,618	$29,839	$(221)	(1)%
Other Income and Expenses
During the first nine months of 2023, the Company incurred a $3.7 million gain in connection with the exchange of $67.8 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 21.6 million shares of common stock.
Fair value adjustments, net, increased to a gain of $4.6 million compared to a loss $65.3 million loss as a result of an increase in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $9.4 million) increased to $21.7 million from $15.7 million due to higher interest paid under the RCF attributable to higher average debt levels and interest rates, partially offset by lower interest payable following the extinguishment of $67.8 million in 2029 Senior Notes.
Other, net decreased to a loss of $10.4 million compared to a gain of $2.2 million, as a result of the $12.3 million loss recognized from the sale of the La Preciosa Deferred Consideration.
Income and Mining Taxes
During the nine months of 2023, income and mining tax expense of approximately $26.7 million resulted in an effective tax rate of (51.9)% for 2023. This compares to income tax expense of $15.1 million for an effective tax rate of (13.4)% for 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) the sale of non-core assets; (iv) mining taxes; (v) foreign exchange rates; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) the non-recognition of tax assets. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine Months Ended September 30,
	2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(83,994)	$(4,847)	$(154,263)	$(2,270)
Canada	(23,049)	—	(22,859)	(21)
Mexico	56,045	(21,824)	64,847	(12,788)
Other jurisdictions	(438)	—	158	—
	$(51,436)	$(26,671)	$(112,117)	$(15,079)
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
Net Loss
Net loss was $78.1 million, or $0.24 per diluted share, compared to $127.2 million, or $0.47 per diluted share. The decrease in net loss was driven by a 5% and 9% increase in average realized gold and silver prices, respectively, decreased LCM adjustments at Rochester, favorable changes in the fair value of the Company’s equity investments, and a $3.7 million gain in connection with the exchange of 2029 Senior Notes. This was partially offset by a 11% and 2% decrease in gold and silver ounces sold, respectively, higher losses on the sale of assets, interest expense and income and mining taxes. Adjusted net loss was $71.8 million, or $0.22 per diluted share, compared to $71.6 million, or $0.26 per diluted share (see “Non-GAAP Financial Performance Measures”).
2023 Guidance
The Company has made the following changes to its 2023 gold production and cost guidance: (i) the low end of Wharf’s gold production guidance has been revised upward; and (ii) Kensington’s 2023 gold production and cost guidance have been refined to reflect the cumulative impact of paste backfill challenges at Kensington earlier in the year.
2023 Production Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	(oz)	(K oz)	(oz)	(K oz)
Palmarejo	100,000 - 112,500	6,500 - 7,500	100,000 - 112,500	6,500 - 7,500
Rochester	35,000 - 50,000	3,500 - 4,500	35,000 - 50,000	3,500 - 4,500
Kensington	84,000 - 95,000	—	81,000 - 85,000	—
Wharf	85,000 - 95,000	—	88,000 - 95,000	—
Total	304,000 - 352,500	10,000 - 12,000	304,000 - 342,500	10,000 - 12,000
2023 Costs Applicable to Sales Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	($/oz)	($/oz)	($/oz)	($/oz)
Palmarejo (co-product)	$900 - $1,050	$14.25 - $15.25	$900 - $1,050	$14.25 - $15.25
Rochester (co-product)	—	—	—	—
Kensington	$1,650 - $1,750	—	$1,850 - $1,950	—
Wharf (by-product)	$1,200 - $1,350	—	$1,200 - $1,350	—

The Company expects second half 2023 CAS at Rochester to be similar to actual first half 2023 CAS as Coeur completes and ramps up the expansion project.
2023 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$148 - $168
Capital Expenditures, Development	$230 - $264
Exploration, Expensed	$30 - $35
Exploration, Capitalized	$10 - $15
General & Administrative Expenses	$36 - $40
Note: The Company’s previous guidance figures assume estimated prices of $1,800/oz gold and $23.00/oz silver as well as CAD of 1.25 and MXN of 20.00. The Company’s updated guidance figures assume estimated prices of $1,900/oz gold and $23.00/oz silver as well as CAD of 1.25 and MXN of 20.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Tons milled	501,722	472,622	1,507,950	1,643,561
Average gold grade (oz/t)	0.055	0.056	0.054	0.053
Average silver grade (oz/t)	3.67	4.10	3.93	3.78
Average recovery rate – Au	97.6%	87.4%	91.7%	92.0%
Average recovery rate – Ag	86.9%	83.5%	83.9%	84.0%
Gold ounces produced	26,870	23,216	75,204	80,847
Silver ounces produced	1,600,927	1,616,986	4,970,343	5,219,628
Gold ounces sold	26,018	22,207	74,195	81,905
Silver ounces sold	1,533,975	1,560,743	4,889,877	5,205,011
CAS per gold ounce(1)	$924	$1,028	$950	$844
CAS per silver ounce(1)	$15.67	$15.22	$15.01	$12.76
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023
Gold and silver production increased 16% and decreased 1%, respectively, as a result of 6% increase mill throughput, higher gold and silver recoveries, and 2% and 10% lower gold and silver grades, respectively. Metal sales were $77.3 million, or 40% of Coeur’s metal sales, compared with $72.7 million, or 41% of Coeur’s metal sales. Revenue increased by $4.6 million or 6%, of which $5.0 million was due to a higher gold production, partially offset by a decrease of $0.4 million due to lower gold prices. Costs applicable to sales per gold ounce decreased 10% and per silver ounce increased 3%, due to the mix of gold and silver sales and a strengthening Mexican Peso. Amortization of $9.0 million was in-line with prior quarter. Capital expenditures decreased to $10.8 million from $11.9 million due to lower expenditures related to the open pit backfill project and underground development.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Gold and silver production decreased 7% and 5%, respectively as a result of 8% lower mill throughput, partially offset by 2% and 4% higher gold and silver grades, respectively. Metal sales were $232.3 million, or 42% of Coeur’s metal sales, compared with $233.9 million, or 41% of Coeur’s metal sales. Revenue decreased by $1.6 million or 1%, of which $19.5 million was due to a lower volume of gold and silver production, partially offset by an increase of $17.9 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 13% and 18%, respectively, due to the mix of gold and silver sales, lower production, higher employee-related and consumable costs primarily due to continued inflationary pressures and a strengthening Mexican Peso. Amortization decreased to $25.8 million due to a decrease in gold and silver ounces sold and longer assumed mine life. Capital expenditures decreased to $32.8 million from $34.5 million due to lower infill drilling activities.

Rochester

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Tons placed(1)	3,487,173	2,690,840	8,634,599	12,165,685
Average gold grade (oz/t)	0.003	0.003	0.003	0.003
Average silver grade (oz/t)	0.50	0.42	0.46	0.35
Gold ounces produced	4,459	6,314	18,928	23,146
Silver ounces produced	607,735	682,656	2,051,737	2,089,225
Gold ounces sold	4,432	6,493	19,274	22,724
Silver ounces sold	606,083	694,657	2,070,544	2,054,176
CAS per gold ounce(2)	$2,549	$1,726	$2,219	$2,609
CAS per silver ounce(2)	$31.74	$21.39	$27.38	$30.04
(1)During the three months ended September 30, 2023, 743,551 and 2,743,622 tons were placed on legacy and new leach pads, respectively. During the nine months ended September 30, 2023, 2,407,785 and 6,226,814 tons were placed on legacy and new leach pads, respectively. During the nine months ended September 30, 2022, 11,889,398 and 276,287 tons were placed on legacy and new leach pads, respectively.
(2)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023
Gold and silver production decreased 29% and 11%, respectively, as a result of the timing of recoveries primarily due to Rochester preparing to transition from the legacy leach pad to the new leach pad associated with the Rochester expansion. Approximately 80% of the tons placed in the third quarter of 2023 were placed onto the new leach pad, which commenced production in mid-September 2023. Metal sales were $23.6 million, or 12% of Coeur’s metal sales, compared with $29.1 million, or 16% of Coeur’s metal sales. Revenue decreased by $5.5 million, or 19%, of which $6.2 million was due to a lower volume of gold and silver production, partially offset by an increase of $0.7 million due to higher average realized gold prices. Costs applicable to sales per gold and silver ounce increased 48% due to a higher LCM adjustment of $7.7 million compared to $1.6 million in the prior period. Amortization increased to $4.2 million due to commencement of production of the new leach pad in mid-September 2023. Capital expenditures increased to $84.4 million from $61.5 million due to timing of payments related to the Rochester expansion project.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Gold and silver production decreased 18% and 2%, respectively, primarily due to the timing of recoveries. Metal sales were $86.6 million, or 15% of Coeur’s metal sales, compared with $87.0 million, or 15% of Coeur’s metal sales. Revenue decreased by $0.4 million, or 0%, of which $6.3 million was due to a lower volume of silver production, partially offset by an increase of $5.9 million due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 15% and 9%, respectively, due to the mix of gold and silver sales, lower LCM adjustments of $22.4 million compared to $38.0 million in the prior period, lower diesel costs, partially offset by higher employee-related, and maintenance costs. Amortization decreased to $13.0 million due to longer assumed mine life. Capital expenditures increased to $197.8 million from $154.0 million due to timing of payments related to the Rochester expansion project.
Construction of the new three-stage crushing circuit is now complete and first production from the new leach pad and process plant began in mid-September. Commissioning of the process plant is complete and commissioning of the new crusher corridor is underway, with ramp-up expected throughout the remainder of 2023 and into the first half of 2024.
Once operating at full capacity, throughput levels are expected to average 32 million tons per year, which is approximately 2.5 times higher than historical levels, making Rochester one of the largest open pit heap leach operations in the world. The total estimated capital for the project remains at $710 - $730 million.

Kensington

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Tons milled	167,950	152,907	474,194	516,936
Average gold grade (oz/t)	0.16	0.09	0.13	0.16
Average recovery rate	92.6%	90.9%	91.7%	92.5%
Gold ounces produced	24,614	13,193	58,103	78,726
Gold ounces sold	24,516	13,273	58,691	78,109
CAS per gold ounce(1)	$1,559	$2,945	$1,953	$1,484
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023
Gold production increased 87% as a result of 78% higher grades and 10% higher milled throughput. Metal sales were $46.5 million, or 24% of Coeur’s metal sales, compared to $24.6 million, or 14% of Coeur’s metal sales. Revenue increased by $21.9 million, or 89%, of which $21.4 million resulted from a higher volume of gold production, and $0.5 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 47% due to higher production. Amortization increased to $6.9 million primarily due to an increase in gold ounces sold. Capital expenditures increased to $15.8 million from $11.7 million due to higher underground development.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Gold production decreased 26% as a result of 8% lower throughput primarily due to challenges with mine sequencing and stope extraction as well as lower grades and recoveries. Metal sales were $111.3 million, or 20% of Coeur’s metal sales, compared to $143.7 million, or 25% of Coeur’s metal sales. Revenue decreased by $32.3 million, or 23%, of which $36.6 million resulted from a lower volume of gold production, partially offset by an increase of $4.2 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 32% due to lower production partially offset by lower diesel and employee-related costs. Amortization decreased to $17.5 million primarily due to a decrease in gold ounces sold and longer assumed mine life. Capital expenditures increased to $38.2 million from $23.8 million due to higher infill drilling and underground development.
Wharf

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Tons placed	1,254,267	1,041,846	3,452,907	3,530,855
Average gold grade (oz/t)	0.023	0.022	0.026	0.020
Gold ounces produced	22,674	25,683	63,827	59,900
Silver ounces produced	68,724	88,499	178,330	36,318
Gold ounces sold	23,049	25,117	63,811	59,041
Silver ounces sold	73,677	82,013	179,646	29,897
CAS per gold ounce(1)	$1,268	$1,031	$1,224	$1,244
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023
Gold production decreased 12% driven by timing of recoveries. Metal sales were $47.1 million, or 24% of Coeur’s metal sales, compared to $50.8 million, or 29% of Coeur’s metal sales. Revenue decreased by $3.7 million, or 7%, of which $4.3 million was due to a lower gold production, partially offset by an increase of $0.6 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 23% due to lower production and higher operating costs. Amortization decreased to $1.6 million due to a decrease in gold ounces sold. Capital expenditures were $0.7 million.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Gold production increased 7% driven by higher grades. Metal sales were $128.8 million, or 23% of Coeur’s metal sales, compared to $110.9 million, or 19% of Coeur’s metal sales. Revenue increased by $17.9 million, or 16%, of which $12.9 million was due to a higher volume of gold production, and $5.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 2% due to lower operating costs driven by lower diesel and other consumable costs. Amortization decreased to $4.8 million due to longer assumed mine life. Capital expenditures were $1.0 million.
Silvertip
Nine Months Ended September 30, 2023
Ongoing carrying costs at Silvertip totaled $13.6 million in the nine months ended September 30, 2023 and $15.5 million in 2022. Capital expenditures in 2023 totaled $1.4 million compared to $21.4 million in the prior year due to planned reduction in capital development expenditures.
Since acquisition, exploration at Silvertip has been consistently successful, with demonstrated resource growth. Multiple new zones have been discovered, resulting in significant increases in resources. In addition, the full geochemical and metal zonation of the deposit is being studied including the critical minerals indium, germanium and gallium that are present in the ore body. The Company anticipates a slower overall timeline to advance the Silvertip project, with the primary focus on growth and achieving a better understanding of the overall deposit. Consistent with Silvertip’s status as a long-term exploration project, the Company reclassified its mineral reserves to measured and indicated resources as of year-end 2022.
Coeur focused on compiling, analyzing and interpreting historical data during the first nine months of the year to increase the understanding of the geological context and mineralization system. Significant work on logging, data collection, analysis and interpretation is ongoing as part of this effort. A new detailed geological model will be compiled to support year-end resource calculations at the end of 2023.

Liquidity and Capital Resources
At September 30, 2023, the Company had $54.9 million of cash, cash equivalents and restricted cash and $220.4 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents decreased $8.2 million in the nine months ended September 30, 2023, due to 11% and 2% decrease in gold and silver ounces sold, respectively, $271.9 million of capital expenditures primarily related to the Rochester expansion project and higher costs at our operations due to continued inflationary pressures, partially offset by aggregate net proceeds of $147.7 million from the sale of 54.6 million shares of its common stock in the March 2023 Equity Offering and September 2023 Equity Offering, $39.8 million received from the sale of 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”), and net proceeds of $28.7 million from the sale of 8.3 million shares of its common stock in the Private Placement Offering (as defined below). Additionally, the Company received net proceeds of $7.0 million from the sale of the La Preciosa Deferred Consideration, $5.0 million received from the Avino note receivable, net proceeds of $1.8 million from the sale of common stock of Integra Resources Corporation, and a 5% and 9% increase in average realized gold and silver prices, respectively.
At September 30, 2023, the Company had $140.0 million drawn, $29.6 million in outstanding letters of credit and $220.4 million available under the RCF. On August 9, 2023, the Company entered into an amendment (the “August Amendment”) to the RCF. The August Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility during the final stages of the Rochester expansion under (a) the consolidated net leverage and consolidated senior secured leverage ratios at September 30, 2023 through the March 31, 2024, with the ratios returning to the previous levels at June 30, 2024 and (b) the consolidated interest coverage ratio at June 30 through September 30, 2023, with the ratio returning to the previous level at December 31, 2023, (2) allows up to $50 million, through June 30, 2024, stepping down to $40 million in September 31, 2024, $30 million in December 31, 2024 and $15 million thereafter, for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through June 30, 2024, and (4) restricts certain acquisitions through March 31, 2024.
In January 2023, the Company completed the sale of 6.0 million Victoria Gold Common Shares at a price of $6.70 per Victoria Gold Common Share, for net proceeds of $39.8 million. At September 30, 2023, the Company held $7.2 million of equity securities.
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
In June 2023, the Company sold a total of 5,276,154 shares of its common stock (“Private Placement Offering”) issued as “flow-through shares” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), raising net proceeds of $18.2 million, of which $5.1 million represents net proceeds received in excess of the Company’s average price (“FT Premium Liability”). The proceeds of the issuance of FT Shares will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)). The Company granted an over-allotment option of up to 3,000,000 additional flow-through shares, which was exercised in full and closed on July 20, 2023. The over-allotment option raised net proceeds of $10.5 million, including an additional $2.7 million of FT Premium Liability.
In September 2023, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “September 2023 Equity Offering”). The Company sold a total of 21,699,856 shares of its common stock in the September 2023 Equity Offering at an average price of $2.30 per share, raising net proceeds (after sales commissions) of $49.3 million.
The Company had outstanding forward contracts on 55,749 ounces of gold and 1.2 million ounces of silver at September 30, 2023 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,977 per ounce of gold and $25.47 per ounce of silver.
In the first nine months of 2023, the Company exchanged $67.8 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 21.6 million shares of common stock.
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
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities for the three months ended September 30, 2023 was $2.4 million, compared to net cash provided by operating activities of $39.4 million for the three months ended June 30, 2023. Net cash provided by operating activities for the nine months ended September 30, 2023 was $2.0 million, compared to net cash used in operating activities of $2.9 million for the nine months ended September 30, 2022. Adjusted EBITDA for the three months ended September 30, 2023 was $30.6 million, compared to $22.2 million for the three months ended June 30, 2023. Adjusted EBITDA for the nine months ended September 30, 2023 was $78.0 million, compared to $103.2 million for the nine months ended September 30, 2022 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Cash flow before changes in operating assets and liabilities	$14,187	$(6,920)	$13,490	$52,224
Changes in operating assets and liabilities:
Receivables	(478)	(913)	1,659	4,099
Prepaid expenses and other	(3,000)	4,260	764	939
Inventories	(18,620)	(18,738)	(54,993)	(42,650)
Accounts payable and accrued liabilities	5,528	61,708	41,091	(17,512)
Cash provided by (used in) operating activities	$(2,383)	$39,397	$2,011	$(2,900)
Net cash provided operating activities decreased $41.8 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023, primarily as a result of a 5% decrease in silver ounces sold, a 1% decrease in average realized gold prices, higher exploration costs of $9.5 million, lower metal sales prepayments of $15.0 million received in the third quarter of 2023, and the timing of interest payments, partially offset by a 16% increase gold ounces sold and a 4% increase in average realized silver prices. Revenue for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 increased by $17.3 million, of which $16.5 million was due to the higher volume of gold sales, and $0.9 million as the result of higher average realized silver prices.
Net cash provided by operating activities increased $4.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a 5% and 9% increase in average realized gold and silver prices, respectively, the receipt of $30.0 million of prepayments in the third quarter of 2023, and the receipt of $7.8 million FT Premium Liability, partially offset by a 11% and 2% decrease in gold and silver ounces sold, respectively, higher operating and costs, and timing of VAT collections at Palmarejo. Revenue for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased by $16.4 million, of which $49.9 million was due to a lower volume of gold and silver sales, partially offset by $33.5 million as the result of higher average realized gold and silver prices.
Cash Provided by Investing Activities
Net cash used in investing activities in the three months ended September 30, 2023 was $112.2 million compared to $75.6 million in the three months ended June 30, 2023. Cash used in investing activities increased primarily due to higher capital expenditures and net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, and net proceeds of $1.8 million from the sale of common stock of Integra Resources Corporation in the second quarter of 2023. The Company incurred capital expenditures of $112.3 million in the three months ended September 30, 2023 compared with $85.6 million in the three months ended June 30, 2023 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the nine months ended September 30, 2023 was $217.1 million compared to $182.9 million in the nine months ended September 30, 2022. Cash used in investing activities increased due to higher capital expenditures and the receipt of net proceeds of $15.3 million from the sale of the La Preciosa project in 2022, partially offset by net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, $5.0 million received from the collection of amounts due under the promissory note issued in connection with the sale of the La Preciosa project, and net proceeds of $1.8 million from the sale of common stock of Integra Resources Corporation. The Company incurred capital expenditures of $271.9 million in the nine months ended September 30, 2023 compared with $239.3 million in the nine months ended September 30, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended September 30, 2023 was $111.2 million compared to $25.9 million in the three months ended June 30, 2023. During the three months ended September 30, 2023, the Company drew $60.0 million, net, under the RCF, received net proceeds of $49.3 million from the sale of 21.7 million shares of its common stock in the September 2023 Equity Offering, and received net proceeds of $7.8 million from the sale of 3.0 million shares of its common stock issued as the FT Shares. During the three months ended June 30, 2023, the Company drew $20.0 million, net, under the RCF, and received net proceeds of $13.1 million from the sale of 5.3 million shares of its common stock issued as the FT Shares.

Net cash provided by financing activities in the nine months ended September 30, 2023 was $206.5 million compared to $204.3 million in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company drew $60.0 million, net, under the RCF, received aggregate net proceeds of $147.7 million from the sale of 54.6 million shares of its common stock in the March 2023 Equity Offering and September 2023 Equity Offering, and received net proceeds of $20.9 million from the sale of 8.3 million shares of its common stock in the Private Placement Offering. During the nine months ended September 30, 2022, the Company drew $135.0 million, net, from the RCF, and received net proceeds of $98.3 million from the sale of 22.1 million shares of its common stock in the March 2022 Equity Offering.

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

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net income (loss)	$(21,109)	$(32,412)	$(78,107)	$(127,196)
Fair value adjustments, net	2,010	3,922	(4,629)	65,272
Foreign exchange loss (gain)	5	154	2,149	1,190
(Gain) loss on sale of assets and securities	19	12,622	12,650	(2,365)
RMC bankruptcy distribution	—	(1,516)	(1,516)	—
Gain on debt extinguishment	(774)	(2,961)	(3,735)	—
COVID-19 costs	14	21	92	1,585
Other adjustments	1,439	1,137	2,647	(360)
Tax effect of adjustments(1)	(223)	(1,120)	(1,380)	(9,733)
Adjusted net income (loss)	$(18,619)	$(20,153)	$(71,829)	$(71,607)

Adjusted net income (loss) per share, Basic	$(0.05)	$(0.06)	$(0.22)	$(0.26)
Adjusted net income (loss) per share, Diluted	$(0.05)	$(0.06)	$(0.22)	$(0.26)
(1) For the three months ended September 30, 2023, tax effect of adjustments of $0.2 million (-8%) is primarily related to fair value adjustments on the Company’s equity investments, and LCM adjustment recorded at Rochester. For the three months ended June 30, 2023, tax effect of adjustments of $1.1 million (-9%) is primarily related to fair value adjustments on the Company’s equity investments, loss on the sale of the La Preciosa Deferred Consideration and LCM adjustment recorded at Rochester.

For the nine months ended September 30, 2023, tax effect of adjustments of $1.4 million (-25%) is primarily related to the fair value adjustments on the Company’s equity investments, loss on the sale of the La Preciosa Deferred Consideration and LCM adjustment recorded at Rochester. For the nine months ended September 30, 2022, tax effect of adjustments of $9.7 million (-15%) is primarily related to the to the fair value adjustments on the Company’s equity investments and the derecognition of deferred tax liabilities related to the sale of La Preciosa.

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

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net income (loss)	$(21,109)	$(32,412)	$(78,107)	$(127,196)
Interest expense, net of capitalized interest	7,402	6,912	21,703	15,670
Income tax provision (benefit)	6,097	9,866	26,671	15,079
Amortization	22,884	19,595	65,187	83,549
EBITDA	15,274	3,961	35,454	(12,898)
Fair value adjustments, net	2,010	3,922	(4,629)	65,272
Foreign exchange (gain) loss	(421)	(627)	107	972
Asset retirement obligation accretion	4,153	4,073	12,219	10,588
Inventory adjustments and write-downs	8,934	1,603	24,723	40,360
(Gain) loss on sale of assets and securities	19	12,622	12,650	(2,365)
RMC bankruptcy distribution	—	(1,516)	(1,516)	—
Gain on debt extinguishment	(774)	(2,961)	(3,735)	—
COVID-19 costs	14	21	92	1,585
Other adjustments	1,439	1,137	2,647	(360)
Adjusted EBITDA	$30,648	$22,235	$78,012	$103,154

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Cash flow from operations	$(2,383)	$39,397	$2,011	$(2,900)
Capital expenditures	112,273	85,581	271,902	239,260
Free cash flow	$(114,656)	$(46,184)	$(269,891)	$(242,160)

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Cash provided by (used in) operating activities	$(2,383)	$39,397	$2,011	$(2,900)
Changes in operating assets and liabilities:
Receivables	478	913	(1,659)	(4,099)
Prepaid expenses and other	3,000	(4,260)	(764)	(939)
Inventories	18,620	18,738	54,993	42,650
Accounts payable and accrued liabilities	(5,528)	(61,708)	(41,091)	17,512
Operating cash flow before changes in working capital	$14,187	$(6,920)	$13,490	$52,224

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
Three Months Ended September 30, 2023

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$57,083	$34,708	$45,180	$32,614	$919	$170,504
Amortization	(9,024)	(4,176)	(6,894)	(1,588)	(919)	(22,601)
Costs applicable to sales	$48,059	$30,532	$38,286	$31,026	$—	$147,903

Metal Sales
Gold ounces	26,018	4,432	24,516	23,049	—	78,015
Silver ounces	1,533,975	606,083	—	73,677	—	2,213,735

Costs applicable to sales
Gold ($/oz)	$924	$2,549	$1,559	$1,268
Silver ($/oz)	$15.67	$31.74			$—

Three Months Ended June 30, 2023

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$54,608	$29,717	$43,950	$29,634	$1,021	$158,930
Amortization	(8,017)	(3,649)	(4,801)	(1,805)	(1,021)	(19,293)
Costs applicable to sales	$46,591	$26,068	$39,149	$27,829	$—	$139,637

Metal Sales
Gold ounces	22,207	6,493	13,273	25,117	—	67,090
Silver ounces	1,560,743	694,657	—	82,013	—	2,337,413

Costs applicable to sales
Gold ($/oz)	$1,028	$1,726	$2,945	$1,031
Silver ($/oz)	$15.22	$21.39			$—

Nine Months Ended September 30, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$169,675	$112,508	$132,356	$87,201	$3,161	$504,901
Amortization	(25,760)	(13,043)	(17,539)	(4,802)	(3,161)	(64,305)
Costs applicable to sales	$143,915	$99,465	$114,817	$82,399	$—	$440,596

Metal Sales
Gold ounces	74,195	19,274	58,691	63,811		215,971
Silver ounces	4,889,877	2,070,544	—	179,646	—	7,140,067

Costs applicable to sales
Gold ($/oz)	$950	$2,219	$1,953	$1,224
Silver ($/oz)	$15.01	$27.38			$—

Nine Months Ended September 30, 2022

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$162,682	$137,580	$144,870	$80,596	$3,778	$529,506
Amortization	(27,150)	(16,592)	(28,360)	(6,500)	(3,778)	(82,380)
Costs applicable to sales	$135,532	$120,988	$116,510	$74,096	$—	$447,126

Metal Sales
Gold ounces	81,905	22,724	78,109	59,041		241,779
Silver ounces	5,205,011	2,054,176	—	29,897	—	7,289,084

Costs applicable to sales
Gold ($/oz)	$844	$2,609	$1,484	$1,244
Silver ($/oz)	$12.76	$30.04			$—
Reconciliation of Costs Applicable to Sales for Updated 2023 Guidance

In thousands (except metal sales, per ounce or per pound amounts)	Palmarejo	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$232,269	$181,642	$114,698
Amortization	(36,538)	(26,295)	(6,330)
Costs applicable to sales	$195,731	$155,347	$108,368
By-product credit	—	(193)	(5,288)
Adjusted costs applicable to sales	$195,731	$155,154	$103,080

Metal Sales
Gold ounces	99,719	83,310	89,109
Silver ounces	6,558,482		221,306

Revenue Split
Gold	49%	100%	100%
Silver	51%

Adjusted costs applicable to sales
Gold ($/oz)	$900 - $1,050	$1,850 - $1,950	$1,200 - $1,350
Silver ($/oz)	$14.25 - $15.25

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, expectations regarding the Rochester expansion project (including future LCM adjustments), the tax treatment of the FT Shares and the risk that related exploration efforts at Silvertip will not occur on a timely basis or at all, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, timing of completion of obligations under prepayment agreements, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in the Q1 2023 10-Q, the Q2 2023 10-Q and in “Risk Factors” section of the 2022 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of the COVID-19 pandemic, equipment and materials availability, and inflationary pressures, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at September 30, 2023 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,928 and $1,816 per ounce, respectively, and a short-term and long-term silver price of $23.57 and $23.25 per ounce, respectively.

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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 55,749 and 1.2 million ounces of gold and silver, respectively, at September 30, 2023 that settle monthly through December 2023. The Company is targeting to hedge up to 70% of expected gold production and 50% of expected silver production for 2023 in order to protect cash flow during a period of elevated capital expenditures, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $1,977 per ounce of gold and $25.47 per ounce of silver. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in the 2022 10-K and part II, Item 1A of this Report.
At September 30, 2023, the fair value of the gold and silver forward contracts was an asset of $7.4 million and $4.2 million for the gold and silver forward contracts, respectively. For the nine months ended September 30, 2023, the Company recognized a gain $3.6 million and $4.2 million related to expired gold and silver contracts, respectively, in Revenue and the remaining outstanding gold and silver forward contracts were included in Accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at September 30, 2023 would result in a net realized loss and gain of $7.3 million and $14.1 million, respectively. A 10% increase and decrease in the price of silver at September 30, 2023 would result in a net realized loss and gain of $0.4 million and $5.7 million, respectively. The September 30, 2023 closing price of gold and silver was $1,871 and $23.08 per ounce, respectively. As of November 7, 2023, the closing price of gold and silver was $1,961 and $22.54, per ounce respectively.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2023, the Company had outstanding provisionally priced sales of 13,828 ounces of gold at an average price of $1,920. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.0 million during the three months ended September 30, 2023. A 10% change in realized gold prices would cause revenue to vary by $2.7 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at September 30, 2023.

Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2023.
Investment Risk
Equity Price Risk
The Company is exposed to changes in the fair value of our investments in equity securities. For the three months ended September 30, 2023, the Company recognized unrealized losses of $2.0 million in Fair value adjustments, net due to increases in the stock price of those equity securities. At September 30, 2023, the fair value of the equity securities was $7.2 million. A 10% change in realized equity prices would result in an unrealized gain or loss of $0.7 million.

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
(b)Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 16 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2022 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2023 (the “Q1 2023 10-Q”), in the Company’s Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 10-Q”) and in this Form 10-Q. Except as supplemented and updated in the Q1 2023 10-Q, the Q2 2023 10-Q and below, the risk factors set forth in the 2022 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
The Company may be affected by global supply chain disruptions.
The Company may face supply chain disruptions as a result of matters outside of the Company’s control or ability to mitigate, such as natural disasters, transportation disruptions, economic instability, geopolitical unrest, civil or international hostilities and global pandemics, among others. Recently, the Russian invasion of Ukraine has resulted in losses of life, displacement of people, and political and economic disruptions on a global scale. There may be unforeseen impacts from these events globally on commodity prices, liquidity and credit or supply chains, and the Company continues to monitor them closely.
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
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of prior and current operations, including operations conducted by other mining companies many years ago at sites located on properties that we currently or previously owned. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. We cannot assure that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows.
Some of the mining waste from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption and designate these mining wastes as hazardous under RCRA, we would be required to make significant expenditures to manage the waste and to construct hazardous waste storage or disposal facilities. Under the Mercury Export Ban Act of 2008 (“MEBA”), incidental elemental mercury generated at our Rochester mine as part of the processing of ore may not be exported outside of the United States and is required to be stored in a facility capable for long-term mercury management designated by the U.S. Department of Energy (“DOE”). The DOE is undergoing processes to designate such a facility and to establish storage and handling fees, which is not yet final. The outcome could result in material cost being incurred to ship and store Coeur Rochester's mercury. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal/indigenous governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota, in British Columbia (Canada) under the Health, Safety and Reclamation Code for Mines in British Columbia, the British Columbia Environmental Management Act and the Canadian Metal and Diamond Mining Effluent Regulations, and in Mexico under the General Law of Ecological Balance and Protection of the Environment (the "GLEBPE") and the regulations under the GLEBPE related to environmental protection in impact assessment matters.
Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in the U.S. and are regulated under the Environmental Management Act in British Columbia (Canada) and the GLEBPE and the regulations under GLEBPE related to prevention and control of the pollution of the atmosphere in Mexico. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in greenhouse gas emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows. However, we are unable to predict the scope, nature and timing of any new or increased environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate to consider actions we may take to potentially mitigate any unfavorable impact of such laws or regulations.
In addition, U.S. environmental conservation efforts could result in the withdrawal of certain federal lands from mineral entry under relevant mining law, which could have the effect of restricting our current or future planned activities involving our unpatented mining claims on the affected public lands.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c) Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

Item 6.        Exhibits

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

* The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets,

Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 8, 2023	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	November 8, 2023	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 8, 2023	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)