Form 10-K
period 2023-12-31
Coeur Mining, Inc.
filed 2024-02-21
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$979,838,331
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 19, 2024, 386,264,324 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

COEUR MINING, INC.

FORM 10-K

PART I

Item 1.Business
GENERAL
Coeur Mining, Inc. (“Coeur”, “the Company”, or “we”), founded in 1928, is a precious metals producer with assets located in the United States, Canada, and Mexico. Our common stock is listed on The New York Stock Exchange under the symbol “CDE”.
Coeur’s strategy is to be a well-diversified, growing precious metals producer with a focus on generating sustainable, high-quality cash flow and returns from a balanced, prospective asset base in mining-friendly jurisdictions along with our commitment to exploration and expansions. Our strategy is guided by our purpose statement, We Pursue a Higher Standard, and three key principles: Protect our People, Places and Planet; Develop Quality Resources, Growth and Plans; and Deliver Impactful Results Through Teamwork. We conduct our business with a proactive focus on responsible practices to positively impact the health, safety and socioeconomic status of our people and the communities in which we operate and be good stewards of the environment.
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
•The Rochester open pit heap leach silver-gold mine located in northwestern Nevada, which has been in operation since 1986. Coeur Rochester commenced a significant expansion project in 2020 (Plan of Operations Amendment No. 11, or “POA 11”) consisting of construction of a new leach pad, crushing facility, process plant and related infrastructure, which is expected to support an extended mine life. The construction of POA11 was completed in the fourth quarter of 2023. Coeur Rochester also acquired the Lincoln Hill, Gold Ridge, and related exploration assets adjacent to its Rochester mine in 2018.
•The Kensington underground gold mine located north of Juneau, Alaska, which began operations in 2010. Coeur Alaska received a favorable final Record of Decision from the Forest Service for its Plan of Operations Amendment 1 (“POA 1”) on February 24, 2022. POA 1 gives Coeur Alaska the ability to increase tailings and waste rock storage capacity to support an expected longer mine life, reflecting positive exploration results, current metal prices, and ongoing operational efficiencies. Coeur Alaska is now working on a multi-year exploration and underground development plan including obtaining supplemental permit requirements following this significant milestone.
•The Wharf open pit heap leach gold mine located near Lead, South Dakota, which was acquired by Coeur in 2015.
In addition, the Company operates the Silvertip underground silver-zinc-lead exploration project located in northern British Columbia, Canada, which was acquired by Coeur in 2017. Silvertip commenced commercial production ramp up in 2018. In February 2020, the Company announced a suspension of mining and processing activities at Silvertip. While mining activities are suspended, the Company (i) is investing in exploration to potentially further expand the resource and extend the mine life, and (ii) planning for an eventual mill expansion to improve the asset’s cost structure and its ability to deliver sustainable cash flow.
Metals Prices and Hedging Activities
The financial results of the Company and its operating segments are substantially dependent upon the market prices of gold and silver, which fluctuate widely. The Company has in the past, and may in the future, enter into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies. For additional information, see “Item 1A – Risk Factors”, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and “Note 14 – Derivative Financial Instruments in the notes to the Consolidated Financial Statements.”

Metal Processing, Marketing and Sales
We produce gold and silver doré, as well as gold concentrate. The doré produced at the Palmarejo complex and Rochester mine, as well as the electrolytic cathodic sludge produced by the Wharf mine, is refined by a geographically diverse group of third-party refiners into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. We then sell gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. Our gold concentrate product from the Kensington mine is sold under a long term offtake agreement and is shipped to geographically diverse third-party smelters.
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
GOVERNMENT REGULATION
General
Our business is subject to extensive federal, state, local and foreign laws governing the protection of the environment, prospecting, development, production, mine closure, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with these regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. Expenditures for environmental compliance in 2024 are expected to range from $10.4 million to $11.4 million. We have reviewed and considered current federal legislation relating to climate change and do not believe the legislation to have a material effect on our operations. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please see the section titled “Risk Factors” included in Item 1A.
Permitting
The Rochester, Kensington and Wharf mines are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex is located, and Canada, where the Silvertip exploration property is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations, in addition to consultation requirements with local indigenous groups, in certain instances. We have received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Rochester, Kensington and Wharf mines, and the Silvertip exploration property. We are in the process of amending existing permits at our Palmarejo complex to support future planned activities. If we pursue an expansion at Silvertip, it will require new or amended permits.
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
HUMAN CAPITAL MANAGEMENT
Effective human capital management at Coeur is critical to achieving our strategic goals. We aim to be an employer of choice by promoting safety first, proactively developing our people and fostering a diverse and inclusive culture. At December 31, 2023, we had approximately 2,074 employees (1,097 in the U.S., 68 in Canada and 909 in Mexico) and over 600 people were working as contractors in support of Coeur’s operations.

Culture Assessment
We are focused on regular evaluation of our culture. In 2023, we invited all employees to participate in our culture assessment by completing an anonymous survey. Employee participation in 2023 was 84%, which exceeded industry benchmarks. Feedback was reviewed by the management team and our Board of Directors (our “Board”). The management team also reviewed the results with employees at each of our operations through facilitated discussions to gain additional insight into the feedback. We developed site-specific action plans to address feedback and monitor progress in the future. The results of the assessment confirmed our belief that we have an ethical, safe, engaged, and proud workforce and also highlighted areas for improvement that are now being addressed.
Recruitment
We seek to recruit and retain employees at all levels who embody our purpose statement, We Pursue a Higher Standard, through safe and ethical conduct. Our strong culture of teamwork and our reputation as a responsible company and an engaged community member motivates new employee referrals. We have also created a series of partnership programs in local communities to provide internships, scholarships, and apprenticeships to build a pipeline of potential employees in the next generation. We have maintained an average employee age of 40 years old since 2018 by focusing on building our bench strength and increasing our under 40 population to 33% of our workforce.
Diversity & Inclusion
Our President & CEO, Mitchell Krebs, was the first precious metals mining CEO to sign the CEO ACTION for Diversity & Inclusion pledge. This pledge highlights Coeur’s continuing commitment to fostering a diverse, equitable and inclusive workforce, evidenced by programs such as Coeur Heroes, which provided over 80 career opportunities to current and former U.S. Military personnel last year. Fifty percent of our Board members have indicated that they are diverse, 12% of our employees are female, up from 10% in 2020. While we continue to work to increase our overall female population, over 60% of our female employees are supervisor or higher-level positions. In the US and Canada approximately 23% of our workforce is non-white, up from 18% in 2020. Partnerships with organizations like the National Society of Black Engineers (NSBE) and Women in Mining (WiM) at their U.S. university chapters are providing further avenues for recruiting diverse talent. In order to emphasize the importance of DEI in the workplace, we provided training to our hourly workforce at every operation on topics such as bullying and bystander intervention, as well as education on overall mental wellness to ensure each employee feels respected and included at work.
Employee Development
We periodically solicit feedback on each member of our executive team through 360 assessments. We believe this feedback is important to maintaining a strong culture by effectively assessing leadership performance and development, increasing accountability, facilitating succession planning and identifying areas for improvement and change. We provide opportunities for employees to participate in IMPACT training, an intensive one-year training program we created for front-line supervisors throughout our organizational structure to focus on leadership development and mining as a business. Through IMPACT training, we have invested over 22,500 cumulative hours of leadership training and personal development in almost 200 employees. In 2022, after many employees had graduated from IMPACT training over the last 4 years, we introduced our first Advanced IMPACT training for employees at manager and director levels in the organization.
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
Local Hire
Investing in local communities extends beyond financial support. Since 2018, we have hired an average of 60% of our new hires from local communities. During 2023, we provided over 40 apprenticeships and internships and worked with organizations such as By the Hand Club in Chicago to educate youth in our communities about career opportunities in mining.

Providing career opportunities to local community members and participating in community initiatives creates a closer connection between our operations and local stakeholders and communities.
Rewards & Wellness
As part of our fundamental need to attract and retain talent, we regularly evaluate our compensation, benefits, and employee wellness offerings. We have determined that our average employee earns over 40% more than the average employee in their local markets according to industry benchmarking. Over 92% of U.S. employees are enrolled in our medical benefit plan, and over 90% of U.S. employees contribute to our 401(k) plan. Supplemental healthcare is provided above government requirements in both Canada and Mexico. We were a leader in the mining industry by providing domestic partner benefits in 2017 and participation has increased 250% since introduction. In 2022, we expanded paid parental and primary caregiver leave for US employees.
In addition, we have engaged a third-party mental health care provider for innovative care and counseling resources throughout our footprint. This resource leverages technology and clinical best practices to assist our employees and their families gain fast access to highly effective quality care when needed most. We also implemented a Total Worker Health program in 2023, that integrates protection from work-related safety and health hazards with promotion of injury and illness-prevention efforts to advance worker well-being both physically and mentally.
RESPONSIBILITY
At Coeur, we strive for best-in-class environmental performance while meeting the needs of today and respecting the needs of future generations. As a precious metals producer, we have the unique opportunity to supply the raw materials that play a key role in the clean energy transition. We work to protect our environment through an approach of responsible production and a focus on best practices. On an ongoing basis, we conduct site-specific environmental risk reviews and utilize a set of key performance indicators (“KPIs”) to evaluate performance results by mine. We believe that this systematic approach leads to awareness, risk mitigation and a pursuit of continuous improvement. Comprehensive environmental management plans, in conjunction with topic-specific plans, such as waste management and water resource protection, at each site provide guidance on how to implement our environmental initiatives and meet or exceed regulatory standards.
We recognize changes in stakeholder expectations related to various environmental, social and governance issues, including risks and opportunities related to climate change and greenhouse gas (“GHG”) emissions, biodiversity, and tailings. To that end, We Pursue a Higher Standard by expanding our governance and associated management systems and programs against best practices for material topics. For example, we:
•further increased the amount of renewable energy in our purchased electricity through formal agreements with energy providers;
•actively manage GHG emissions and plan to achieve our 35% net intensity reduction target by the end of 2024 compared to base-year; 20% of the 2022 executive performance share award is tied to achievement of that goal;
•enhanced our climate disclosures in-line with recommendations set by the Task Force on Climate-related Financial Disclosures (“TCFD”);
•informed by the knowledge and systems developed as part of our first climate scenario analysis (see 2022 ESG report for details), we continue to incorporate climate-related risks and opportunities into our enterprise risk management and long-term business planning and strategy;
•developed and implementing a Biodiversity Management Standard; and
•formalized a Tailings Management Policy and committed to adopting the Global Industry Standard on Tailings Management (“GISTM”).

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
Copies of our Corporate Governance Guidelines, charters of the key committees of the Board (Audit, Compensation and Leadership Development, Executive, Finance and Technical, Nominating and Corporate Governance, and Environmental, Health, Safety, and Corporate Responsibility Committees) and our Code of Business Conduct and Ethics, applicable to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others, are also available on our website. Information contained on our website is not a part of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including anticipated mineral reserve and resource estimates, exploration efforts and expenditures, development and expansion initiatives at Rochester, Kensington and Silvertip, expectations about timing of deliveries against the Kensington, Rochester and Wharf prepayments, LCM adjustments at Rochester, permitting, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, environmental, social and governance (“ESG”) and human capital management initiatives, risk management strategies, including hedging, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those projected in the forward-looking statements include: (i) the risk factors set forth below under Item 1A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7; (ii) the risk that the Rochester expansion commissioning and ramp up is not completed on a timely basis or requires more capital than currently anticipated; (iii) the risk that anticipated production, cost, expenditure and expense levels at Palmarejo, Rochester, Wharf and Kensington are not attained; (iv) the risks and hazards inherent in the mining business (including risks inherent in developing and expanding large-scale mining projects, environmental hazards, industrial accidents, weather or geologically-related conditions); (v) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment; (vi) the impact of geopolitical conditions, pandemics or epidemics, climate change, extreme weather events and other macro conditions, including disruptions to operations, the need for heightened health and safety protocols, inflation, and disruptions to our vendors, suppliers and the communities where we operate; (vii) the uncertainties inherent in Coeur’s production, exploration and development activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions, grade and recovery variability; (viii) any future labor disputes or work stoppages (involving us or our subsidiaries or third parties); (ix) the risk of adverse outcomes in litigation; (x) the uncertainties inherent in the estimation of gold, silver, zinc and lead mineral reserves and resources; (xi) impacts from Coeur’s future acquisition of new mining properties or businesses; (xii) the loss of access or insolvency of any third-party refiner or smelter to whom Coeur markets its production; (xiii) the continued effects of the COVID-19 pandemic, including impacts to workforce, materials and equipment availability; (xiv) inflationary pressures; (xv) continued access to financing sources; (xvi) government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production and on the communities where we operate; (xvii) the effects of environmental and other governmental regulations and government shut-downs; (xviii) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; and (xix) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES
 Mineral Reserves and Resources
We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result, we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.
In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300. The estimation of measured resources and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore, investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined economically.

Technical Report Summaries and Qualified Persons
The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including our Senior Director, Technical Services, Christopher Pascoe. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Report.

Item 1A.     Risk Factors
RISKS RELATED TO OUR INDUSTRY
Our results of operations, cash flows and operating costs are highly dependent upon the market prices of gold and silver and of key input commodities used in our business, which are volatile and beyond our control.
Gold and silver are actively traded commodities, and their prices are volatile. During the 12 months ended December 31, 2023, the high and low price for each commodity are set forth in the following table:

Metal	High Price for 2023	Date	Low Price for 2023	Date
Gold (per ounce)	$2,078	December 28, 2023	$1,809	February 27, 2023
Silver (per ounce)	$26.03	April 14, 2023	$20.09	March 10, 2023
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
Because we derive all of our revenues from sales of these metals, our results of operations and cash flows will fluctuate as the prices of these metals change. A period of significant and sustained lower prices would materially and adversely affect our results of operations and cash flows. In response to lower metal price and/or higher treatment and refining charge environments, we may have to revise our operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of our properties and discontinuing certain exploration and development plans. These types of initiatives may not sufficiently offset reductions in revenues, and we may continue to incur losses associated with sustained lower metals prices.
Operating costs at our mines are also affected by the price of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, inflation, currency fluctuations, consumer or industrial demand and other factors. An increase in the cost, or decrease in the availability, of input commodities, labor, or equipment, due to factors beyond the Company’s control may affect the timely conduct and cost of our operations and development projects. Continued volatility in the prices of commodities and other supplies we purchase could lead to higher costs, which would adversely affect results of operations and cash flows.
Volatility in metals prices may also impact the price of our outstanding securities.
Although our results of operations and cash flow will reflect fluctuations in the prices of the metals we produce, short term volatility in the prices of these metals due to speculation in the market may result in significant changes in the price of our securities, which may not be reflective of our operating performance or financial results. For example, the price of silver increased 5% between April 5, 2023 and April 14, 2023, and then decreased by 5% on April 19, 2023. This swing in the price of silver was seemingly attributable to a coordinated effort by market participants to drive up the price of silver and did not reflect changes in the underlying fundamentals that typically drive changes in the price of silver, including supply and demand. The price of our common stock increased by 4% and decreased by 5% during the same periods. The trading volume for shares of our common stock also increased significantly during this period. This volatility in the price of our common stock did not, in our view, reflect any significant change in our business or results of operations during the same period.
The estimation of mineral reserves and mineral resources is imprecise and depends upon subjective factors. Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates.
The mineral reserve and mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold, silver, zinc and lead market prices. While the Company believes that its mineral reserve and mineral resource estimates are developed using well-established practices and with appropriate controls, mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, silver, zinc and lead market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development or mining at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects that are different from those predicted, we may adjust our mineral reserve and mineral resource estimates and alter our mining plans. No assurances can be given that all mineral reserves will be mined, as mineralized material that may qualify as reserves under applicable standards by virtue of having positive economics may not generate attractive enough returns to be included in our mine plans, due to factors such as the impact of the gold stream at Palmarejo. As a result, we may elect not to mine portions of the mineralized material reported as reserves. In addition, no assurances can be given that any mineral resource estimate will ultimately be reclassified as proven or probable mineral reserves or that inferred resources will be upgraded to measured or indicated resources. Updates to our mining plans or new or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect actual operating performance, production, financial condition, results of operations and cash flows.
A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners or other third parties could have a material adverse effect on our results of operations.
We rely on refiners and smelters to refine and process and, in some cases, purchase the gold and silver doré and gold and silver concentrate produced by our mines. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We have existing agreements with refiners and smelters, some of whom operate their refining or smelting facilities outside the United States. We believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, shipping delays, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create (or the necessity to terminate) a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomic or no access to refining or smelting services for short or long periods of time. Epidemics, pandemics or natural disasters may also impact refiners, smelters or other third parties with whom we have contractual arrangements or have an indirect effect on our ability to obtain refining, smelting or other third-party services.
Any delay or loss of access to refiners or smelters may significantly impact our ability to sell doré and concentrate products and generate revenues. A default by a refiner or smelter on its contractual obligations to us or an insolvency event or bankruptcy filing by a refiner or smelter may result in the loss of all or part of our doré or concentrate in the possession of the refiner or smelter, and such a loss likely would not be insured by our insurance policies. We cannot ensure that alternative refiners or smelters would be available, that they would offer comparable terms if the need for them were to arise, or that we would not experience delays or disruptions in sales that would materially and adversely affect results of operations.
There are significant hazards associated with mining activities, some of which may not be fully covered by insurance.
The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, geotechnical failures, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions or machine failure. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability.
We maintain insurance policies that protect against property loss and business interruption in amounts that we believe are reasonable taking into account the nature of, and risks related to, our business and operations as well as the cost of policy premiums. Such insurance is, however, subject to certain exclusions, and potential claims could exceed policy limits. There is no guarantee that we will receive insurance proceeds with respect to a particular event or loss. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available. Any liabilities that we incur for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.
RISKS RELATED TO OUR OPERATIONS
Our future growth will depend upon our ability to expand existing mines and develop and start-up new mines, either through exploration at existing properties or by acquisition of other mining companies or properties.
Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon our success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of exploration projects or new mining properties, such as the expected acquisition of mining concessions from a subsidiary of Fresnillo plc that are located adjacent to the existing Palmarejo site.
While initial development of the Palmarejo, Rochester, and Kensington mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. Palmarejo completed open pit mining several years ago and evolved to be an underground-only operation, developing new underground mining operations. At Rochester, we completed construction of and are in the process of commissioning and ramping up POA 11, which is a significant additional expansion that includes a three-stage crushing facility, a new leach pad, and a new Merrill-Crowe processing facility and related infrastructure to support the extension of Rochester’s mine life. Of note, we continue to use the existing refinery at Rochester to produce doré from both the old and the new Merrill-Crowe processing facility. At Kensington, we amended our operating permit to allow for an additional 10 years of mine life by providing for expanded tailings and waste rock storage, increased mill throughput, enhanced infrastructure and other benefits (“POA 1”). We are in the midst of a multi-year exploration and underground mine development program to extend the mine life. Our ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of our control, including, among others, availability of funding on acceptable terms, timing of receipt of permits and approvals from regulatory authorities, obtaining materials and equipment and construction, engineering and other services at favorable prices and terms, and disputes with third-party providers of materials, equipment or services. Construction services performed by contractors create a risk of delays or additional costs resulting from, among other factors: inability to negotiate contracts with favorable pricing and terms; delays in performance of the services; failure of a contractor to comply with applicable laws and regulations; termination of a contract by a contractor before completion of the services; failure by a contractor to obtain necessary equipment or materials; mismanagement by a contractor of its workforce; and insolvency or other financial difficulty encountered by a contractor which results in a delay in services or termination of a contract with the contractor. Expected benefits from the Rochester expansion are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, the ability of processing infrastructure such as the refinery to meet higher throughput rates, and operating costs among others. However, achieving results in line with those estimates is subject to risks and uncertainties such as variability in grade, recovery rates and cost inputs and any inability of infrastructure to accommodate higher throughput. We cannot provide assurance that we will be able to successfully expand or extend the lives of existing mining operations, and a completed project may not yield the anticipated operational or financial benefits, such as expected availability, throughput, metal recovery rates, concentrate quality, unit costs, operating margin and/or cash flows, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
In addition, we have acquired mining properties such as the Silvertip exploration property. We cannot guarantee that we will be able to successfully develop and start-up new mining properties, restart mining and processing activities at the Silvertip exploration property or acquire additional mining properties on favorable economic terms or at all.
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
We regularly explore opportunities to selectively acquire other businesses or assets or to divest ourselves of all or part of certain assets in support of our growth plans and strategic objectives. There can be no assurance that the anticipated benefits of past acquisitions or any future acquisition, will be realized on the originally anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon our ability to effectively manage the integration, performance and operations of entities or properties we acquire. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of our resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip exploration property, acquired in late 2017, was slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired, as well as deteriorating zinc and lead market conditions.
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
•processing facilities may not operate as well as anticipated, and may require significant maintenance, downtime and capital investment, such as the original mill at Silvertip;
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
The Company recently sold its interests in the Crown, Sterling and La Preciosa projects. In connection with these dispositions, the Company has provided representations, warranties and indemnities customary for transactions of these types. There may be a risk that the Company may incur liability in the future associated with assets it no longer owns or in which it has a reduced interest.
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
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations or exploration properties, including the Rochester expansion project now undergoing commissioning and ramp-up, and the POA 1 planned mine life extension at Kensington, and future plans to develop the Silvertip exploration project. These projects can take up to several months or years to complete, are complex and require significant capital expenditures. These projects are subject to significant risks described in this Item, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
Mineral exploration involves many risks and is frequently unproductive. Even if mineral deposits are found, those deposits may be insufficient in quantity or quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties that are explored are ultimately developed into producing mines. The commercial viability of a mineral deposit, once developed, depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations, including taxes, royalties and land tenure; land use; importing and exporting of minerals; environmental protection; mineral prices; and issuance and maintenance of necessary permits. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply, unusual or infrequent weather phenomena, sabotage, and government or other interference in the maintenance or provision of such infrastructure. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.
In addition, exploration projects such as Silvertip may have little or no relevant operating history upon which to base estimates of future operating costs and capital requirements. Exploration project items such as estimates of mineral resources and mineral reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual operating costs and economic returns of any and all exploration projects may materially differ from the costs and returns estimated, and accordingly, our financial condition, results of operations and cash flows may be negatively affected.

The Company may be affected by global supply chain disruptions.
The Company may face supply chain disruptions as a result of matters outside of the Company’s control or ability to mitigate, such as natural disasters, transportation disruptions, economic instability, geopolitical unrest, civil or international hostilities and global pandemics, among others. Recently, the Russian invasion of Ukraine and the Israel-Hamas conflict have resulted in losses of life, displacement of people, and political and economic disruptions on a global scale. There may be unforeseen impacts from these events globally on commodity prices, liquidity and credit or supply chains, and the Company continues to monitor them closely.
We may be required to write down certain long-lived assets, due to metal prices, operational challenges or other factors. Such write- downs may adversely affect our results of operations and financial condition.
We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Section 360. Under that standard, we review the recoverability of our long-lived assets, such as our mining properties, upon a triggering event. Such review involves estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. We conduct a review of the financial performance of our mines in connection with the preparation of our financial statements for each reporting period and determine whether any triggering events are indicated.
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
A significant portion of our revenues is generated by operations outside the United States, particularly Mexico. Exploration, development, production and closure activities in many countries are potentially subject to heightened political and social risks that are beyond our control and could result in increased costs, capacity constraints and potential disruptions to our business. These risks include the possible unilateral cancellation or forced renegotiation of contracts in which we, directly or indirectly, may have an interest, unfavorable changes in foreign laws and regulations, royalty and tax increases (including taxes associated with the import or export of goods), risks associated with the value-added tax (“VAT”) and income tax refund recovery and collection process, aggressive or punitive tax audits, policy-driven interference with or moratoriums on processing of permit applications or granting water or mineral concessions, erection of trade barriers, including tariffs and duties, claims by governmental entities or indigenous communities, changes to mining and related laws impacting current and future operations, expropriation or nationalization of property and other risks arising out of foreign sovereignty over areas in which our operations are conducted. As an example, as disclosed in Note 18 -- Commitments and Contingencies to the Consolidated Financial Statements, we are currently engaged in efforts to recover amounts unduly paid to the Mexican government that are owed to Coeur associated with Coeur Mexicana’s prior royalty agreement, including through international arbitration. While the Company believes that it remains legally entitled to be refunded the full amount of the unduly paid VAT receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable of $26.0 million at September 2021. In addition, recent amendments to mining, water and environmental laws in Mexico, and government actions intended to slow or halt the normal processing of permits and granting of water or mineral concessions, could impose additional restrictions on our ability to obtain and maintain mining and water rights and operate in Mexico, among other potentially adverse provisions. The right to import and export gold and silver may depend on obtaining certain licenses and quotas, which could be delayed or denied at the discretion of the relevant regulatory authorities, or could become subject to new taxes, tariffs or duties imposed by U.S. or foreign jurisdictions, which could have a material adverse effect on our business, financial condition, or future prospects. In addition, our rights under local law may be less secure in countries where judicial systems are susceptible to manipulation and intimidation by government agencies, non-governmental organizations or civic groups.
Any of these developments could require us to curtail or terminate operations at our mines, incur significant costs to renegotiate contracts, meet newly-imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, address aggressive or punitive tax audit assessments including through litigation, or experience significant delays or obstacles in the recovery of VAT or income tax refunds owed, which could materially and adversely affect financial condition, results of operations and cash flows.

Our operations outside the United States also expose us to economic and operational risks.
Our operations outside the United States also expose us to economic and operational risks. Local economic conditions, as well as epidemics, pandemics or natural disasters, can cause shortages of skilled workers and supplies, increase costs and adversely affect the security of operations. In addition, higher incidences of criminal activity and violence in the area of some of our foreign operations, including drug cartel-related violence in Mexico, could adversely affect our ability to operate in an optimal fashion and may impose greater risks of extortion and theft, greater risks to our personnel, and greater risks to the supply of goods and services to our operations and our property. These conditions, including security concerns in certain communities surrounding the Palmarejo complex impacting third-party deliveries of supplies to Palmarejo, could adversely impact our operations and lead to lower productivity and higher costs, which would adversely affect results of operations and cash flows.
In addition, acts of civil disobedience are not uncommon in areas of Mexico where our operations or projects are located. In recent years, many mining companies have been the targets of actions to restrict their legally entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. We cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect our business.
We sell silver doré, gold doré, gold concentrate, and silver concentrate in U.S. dollars, but we conduct operations outside the United States in local currency. Currency exchange movements could also adversely affect our results of operations.
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
Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington and Palmarejo Mines. We place tailings into engineered containments, underground as structural backfill, and as thickened tailing, into a former open pit. In response to several recent tailings dam failures unrelated to our operations that have involved loss of life and resulted in severe property and environmental ecosystem damage, we completed a comprehensive review of our tailings dams and operational practices to characterize our risk profile. We concluded that our tailings dams represent a low exposure risk profile for several reasons, including that our tailings dams were constructed using construction methods recognized in the industry as the most stable tailings dam design using high strength and chemically stable rock in construction. Our dams are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events at third-party locations that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings dam or tailings storage facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineral reserves and resources and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.

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
We have in the past, and may in the future, enter into price risk management contracts to protect against fluctuations in the price of gold and silver, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. We entered into price risk management contracts on 2021, 2022, 2023 and 2024 gold and silver sales. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold and silver ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at existing operations such as the Rochester expansion as well as provide greater certainty in our planning and budgeting process. As of December 31, 2023, contracts with respect to 94,950 ounces of gold and 3.1 million ounces of silver were outstanding. See Note 14 — Derivative Financial Instruments & Hedging Activities in the notes to the Consolidated Financial Statements.
The use of derivative instruments can expose us to risk of an opportunity loss and may also result in significant mark-to-market fair value adjustments, which may require us to post cash or other collateral or have a material adverse impact on reported financial results. Our exposure may be particularly acute for our derivative instruments accounted for as cash flow hedges because those contracts are cash net settled on a monthly basis. The ceiling on the gold and silver ounces covered by the price risk management contracts described above, representing the highest price we could realize for those ounces under outstanding contracts, averages $2,076 and $25.16 per ounce, respectively, for the first half of 2024 production. The price ceiling may be lower than actual spot gold prices at the time of sale under those contracts. On February 20, 2024, the closing price of gold and silver was $2,029 and $23.06 per ounce, respectively. We are exposed to credit risk with contract counterparties, including, but not limited to, sales contracts and derivative contracts. In the event of nonperformance in connection with a contract, we could be exposed to a loss of value for that contract.
We are dependent upon information technology and operational technology, which are subject to cybersecurity incidents, disruption, damage, failure and other risks associated with implementation and integration.
The information technology and operational technology used in our business and operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology, operational technology and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems, equipment and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations. We may also incur large expenditures to recover data, to repair or replace networks or information or to protect against similar future events.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations. Although the Company has not experienced any material loss to date relating to cybersecurity, there can be no assurance that the Company will not incur such loss in the future. We carry cybersecurity insurance; however, it may not be sufficient to cover losses arising from cybersecurity incidents that may occur.
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
ESG factors, including climate-related initiatives such as GHG emissions targets and climate risk management, are increasingly becoming a metric for institutional investors to review and assess the performance of the Company and a significant factor in their investment decisions. We believe we have established ourselves as a leader among peers in ESG and continued to advance our ESG initiatives as highlighted in our 2022 ESG Report, which included specific, objective goals to continue to improve our industry-leading safety record, continue reducing the net intensity of our GHG emissions across the Company, advance our commitment to Diversity, Equity and Inclusion, strengthen community relations and protect critical habitat. However, there are no assurances that our efforts will be sufficient or meet the standards set by ESG analysts or institutional or other investors.
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
Our mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, our properties in Mexico and Nevada are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. For example, in January 2024, the Supreme Court of Justice of the Nation issued a ruling that invalidated certain non-material surface water rights previously utilized at Palmarejo. Although each of our operating mines currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to enforcement of water rights, claims and uses, or potential pressure from other users of water, government agencies and officials, and/or non-governmental organizations to limit the amount of water made available to or used for mining activities, regardless of legally valid water rights.
Water shortages may also result from weather or environmental and climate impacts outside of our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, ongoing litigation to enforce existing water rights, ongoing shortages of water to which we have rights and/or significantly higher costs to obtain sufficient quantities of water could result in our inability to maintain production at current or expected levels, require us to curtail or shut down mining operations or could prevent us from pursuing expansion or development opportunities, which could adversely affect our results of operations and financial condition. Laws and regulations may be introduced in some jurisdictions in which we operate which could also limit access to sufficient water resources, adversely affecting our existing operations or our expansion or development plans.
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
As of December 31, 2023, we had approximately $545.3 million of outstanding indebtedness. Our ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. Our results of operations and cash flows, in part, are subject to economic factors beyond our control, including the market prices of gold and silver, among other factors described in this Item. Although we have been successful in repaying or refinancing debt historically, there can be no assurance that we can continue to do so. We may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments.
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
There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to us or our debt securities will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. If we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in gold or silver prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of our outstanding debt securities, our existing debt, and our ability to obtain new financing on favorable terms, if at all, increase borrowing costs, and may result in increased collateral requirements under our existing surety bond portfolio, which in turn may adversely affect our results of operations and financial position.
RISKS RELATED TO APPLICABLE LAWS AND REGULATIONS
We are subject to significant governmental regulations, including the U.S. Mine Safety and Health Act, the Health, Safety and Reclamation Code for Mines under the British Columbia Mines Act and Relevant Sections of the Mexican Official Regulations, and related costs and delays associated with compliance may negatively affect our business.
Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety, including mine safety, toxic substances and other matters. The costs associated with compliance with such laws and regulations are substantial. Changes in existing laws, possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of operations and delays in the development of new properties.
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

Recent amendments to mining, water and environmental laws in Mexico, and the subsequent corresponding regulations thereto, could impose additional restrictions on our ability to obtain and maintain mining and water rights and operate in Mexico, among other potentially adverse provisions. Legal actions challenging the validity and implementation of these recent amendments have been filed by various groups and the proceedings remain ongoing.
Failure to comply with applicable laws, regulations and permitting requirements may result in temporary or extended shutdowns, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, which may require corrective measures, including the payment of fines or penalties, capital expenditures, installation of additional equipment or remedial actions, any of which could have a material, adverse effect on our business and results of operations.
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
In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for the Rochester expansion, POA 1 at Kensington and at Palmarejo to allow the deposit of future tailings into the legacy open pit rather than expand the current tailings impoundment facility. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority and government and third-party sentiment towards the mining industry generally. We may not be able to obtain or renew permits that are necessary to our operations, or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could impede or delay the development or operation of a mine, which in turn could materially adversely affect our revenues and future growth. For example, we experienced prolonged delays by the Mexican federal environmental authority, SEMARNAT, in approving the permit described above to deposit future tailings into the legacy open pit at Palmarejo, and we continue to experience prolonged delays in the routine renewal of various operating permits at Palmarejo. As has been publicized in media coverage, we understand that other mining projects in Mexico are also experiencing extended permitting delays or, in certain circumstances, denials of permits, due to anti-mining policies of the current Mexican Administration. Any delay in obtaining a permit may require us to revise mine plans or curtail expected production, which could materially adversely affect results of operations and cash flow. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations. For example, we recently received a notice of revocation of our permit to operate back-up generators at Palmarejo. We are appealing the revocation and have been granted the right to continue operating the back-up generators during the course of the appeal. We are also applying for a new permit in case our appeal is not successful, but there can be no assurance that the revocation of the prior permit will not have an adverse impact on Palmarejo’s operating and financial results.
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
We are currently, and may in the future become, subject to other litigation, arbitration (including the current NAFTA arbitration matter involving recovery of amounts unduly paid as VAT in Mexico) or proceedings with other parties. If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. We are currently engaged in litigation with a third party regarding the terms of a royalty impacting a portion of the Kensington mine property. While we believe our claims and counter-claims in this matter are valid, litigation matters are inherently uncertain and there is no guarantee that we will be successful in defending ourselves or that our assessment of the materiality and the likely outcome of this matter will be consistent with the ultimate resolution of the matter. Responding to disputes, even those that are without merit or ultimately decided in our favor, may require us to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially and adversely affect our business. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.
Disputes regarding our mining claims, concessions or surface rights to land in the vicinity of our mining projects could adversely impact operations.
The validity of exploration or mining claims, concessions or rights, which constitute most of our property holdings, is often uncertain and may be contested. We have used commercially reasonable efforts, in accordance with industry standards, to investigate our title or claims to our various properties, however, no assurance can be given that applicable governments will not revoke or significantly alter the conditions of the applicable exploration or mining claims, concessions or rights or that such exploration or mining claims, concessions or rights will not be challenged by third parties. Although we have attempted to acquire satisfactory title to undeveloped properties, in accordance with mining industry practice, we do not generally obtain title opinions until a decision is made to develop a property. As a result, some titles may be defective, particularly titles to undeveloped properties. Defective title to any of our exploration or mining claims, concessions or rights could result in litigation, insurance claims and potential losses affecting our business as a whole. There may be challenges to the title of any of the claims, concessions or rights comprising our projects that, if successful, could impair development and operations. A defect could result in us losing all or a portion of our right, title, estate and interest in and to the properties to which the title defect relates.
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
Additionally, the jurisdictions in which we operate have and may in the future continue to encounter financial difficulties resulting from one or both of lower tax revenue and new and increased costs related to continuing to manage or remedy the impacts of COVID-19 or other pandemics or public health threats. National, state or local governments may seek to raise existing taxes or introduce new taxes which may adversely affect our business and financial results.
Currently, the Company incurs losses in certain countries where it does not receive a financial statement benefit, and the Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on the Company’s overall effective tax rate.
In addition, new tax legislation in certain jurisdictions where we operate could negatively affect us. For example, in Nevada, where the Rochester mine and Lincoln Hill project are located, in response to a significant loss of tourism and gaming revenue during 2020, in June 2021, the Governor signed into law a new excise tax on gross proceeds derived from mining gold and silver. In 2023, an inter-agency working group led by the U.S. Interior Department recommended implementing a fee on certain domestic hardrock mineral production equivalent to 4-8% of net proceeds. In addition, there have been recent proposals by elected officials in Mexico for even more significant increases in mining taxes, although it is unclear whether those proposals will result in legislation. It is difficult to predict whether proposed changes to tax laws in the jurisdictions where we operate will be passed and if passed, the impact of those changes on the Company. Any additional taxes imposed on us could adversely affect our financial condition.
RISKS RELATED TO OUR COMMON STOCK
We have the ability to issue additional equity securities, including in connection with an acquisition of other companies, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.
The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of our existing stockholders’ equity ownership. In 2023, the Company completed two “at the market” offerings with an aggregate value of $150.0 million of its common stock, par value $0.01 per share, and sold a total of 54,561,436 shares of common stock at an average price of $2.75 per share. The Company also agreed to exchange an aggregate $76.0 million principal amount of its 5.125% Senior Notes (the “Senior Notes”) for an aggregate 25.2 million shares of its common stock, par value $0.01 per share, pursuant to 12 privately-negotiated agreements in 2023, with such issuance of common stock made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. In 2023, the Company also entered into subscription agreements with certain Canadian accredited investors for a private placement offering of an aggregate 5,276,154 share of common stock, par value $0.01 per shares, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) and granted an over-allotment option of up to 3,000,000 additional flow through shares, which was exercised in full.
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

Item 1B.        Unresolved Staff Comments
None.

Item 1C.        Cybersecurity
Our cybersecurity program is intended to assess, identify, and manage material risks from cybersecurity threats, including those associated with our use of third-party service providers. We integrate cybersecurity into our top-level enterprise risk management (“ERM”) processes and our site-level operational risk management (“ORM”) processes, including management of operational technology (“OT”) cybersecurity risks. This involves, in part, direct engagement by, and consultation with, our Senior Director of Cybersecurity and IT Infrastructure (“Senior Director”) during ERM and ORM risk assessments, and collaboration between the Senior Director and relevant Operations employees regarding OT cybersecurity.
Our cybersecurity strategy leverages people, processes, and technology to identify and manage cybersecurity risks, including through: security monitoring; vulnerability assessments; patching and security upgrades; deployment of network defenses; regular cybersecurity trainings for users; use of third-party cybersecurity vendors to complement our internal Cybersecurity and IT Infrastructure team, including for monitoring, remediation, and response capabilities; periodic engagement of cybersecurity consultants, including for cybersecurity maturity assessments and recommendations and penetration test exercises; and periodic reviews of aspects of our cybersecurity program by our Internal Audit function.
We also have a Cybersecurity Incident Response Plan (“CSIRP”) to provide a standardized framework for responding to cybersecurity incidents, including escalation to senior management and other key stakeholders, as appropriate. Our CSIRP is reviewed at least annually, and we conduct cybersecurity tabletop exercises to practice our response.
Our Senior Director leads our internal team responsible for assessing and managing cybersecurity risks. The Senior Director has approximately 10 years of experience being responsible for cybersecurity at multi-site industrial companies, in addition to IT infrastructure and strategy, and has earned the Global Information Assurance Certification (“GIAC”) Defensible Security Architecture, Security Leadership and Strategic Planning, Policy and Leadership certifications, respectively. The Senior Director reports directly to the General Counsel and regularly engages with and briefs other members of senior and executive management on cybersecurity issues. A number of IT professionals with experience implementing cybersecurity defenses and responding to cyber attacks report to the Senior Director and, as noted above, the Senior Director also oversees third-party firms specializing in security monitoring and vulnerability assessment.
Our Board of Directors, with the assistance of the Audit Committee, to whom the Board has delegated to the primary authority and responsibility to oversee cybersecurity risks, oversee the management of risks arising from cybersecurity incidents, and, as noted above, cybersecurity is one of the material risks tracked through our ERM process. The Audit Committee is briefed quarterly by our Senior Director on cybersecurity emerging risks, strategies, key initiatives, incidents and training and compliance. Executive management and other senior leaders participate in the semi-annual updates to our ERM risk register and heat map, and those updates, which incorporate cybersecurity risk and strategy, also are presented to our Board for discussion and feedback annually. We also have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Audit Committee Chair.
Despite our cybersecurity processes and risk mitigation strategies and practices, the threat landscape has become increasingly sophisticated and aggressive. While we have not experienced any material cybersecurity threats or incidents to date, there can be no assurance that a future cybersecurity incident would not have a material adverse effect on our cash flows, financial condition or results of operations. Additional information on cybersecurity risks we face can be found above under “Item 1A - Risk Factors,” which should be read in conjunction with the foregoing information.

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
Mexico — Palmarejo
The Palmarejo complex, operated by our wholly-owned subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), consists of: (1) the Palmarejo processing facility; (2) the Guadalupe underground mine; (3) the Independencia underground mine; (4) the La Nación underground mine; and (5) other nearby deposits and exploration targets. The Palmarejo complex is located approximately 260 miles southwest of Chihuahua, in the state of Chihuahua in Northern Mexico. The coordinates for the centroid of the project are 108° 21.8203’ W longitude and 27° 21.5547’ N latitude (760,781 mE, 3,028,984 mN). Specifically, the Guadalupe mine is located at 108º 21.899’ W longitude and 27º 20.996’ N latitude (760,672 mE, 3,027,949 mN); Independencia is located at 108º 21.752’ W longitude and 27 º 22.078’ N latitude (760,873 mE, 3,029,953 m N); and La Nación is located at 108º 21.809’ W longitude and 27º 21.591’ N latitude (760,797 mE, 3,029,051 mN). All coordinates are in the Universal Transverse Mercator (WSG 84), Zone 12. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.

Stage:	Production
Location:	State of Chihuahua, Northern Mexico
Mine Type:	Underground
Metals/Mineralization:	Silver and Gold, classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures
Product:	Doré
Ownership:	100%
Land Position:	67,279 net acres
Mineral Tenure:	71 wholly-owned mining concessions

Key Permit Conditions:	Authorizations are in place that regulate typical life of mine functions, including production facilities and utilities, mining operations, tailings and waste rock storage, exploration, surface disturbance, land use, vegetation and change in soil use, air emissions, water use, and reclamation. A permit to operate back-up generators during grid power interruptions was recently administratively revoked; however, we are appealing the revocation and also applying for a new permit. We have been granted the right to continue operating the back-up generators during the course of the appeal. Major authorizations were obtained through the completion of several MIAs (Manifestación de Impacto Ambiental), permits associated with forestry vegetation disturbance of change in soil use (Cambio de Uso de Suelo en Terrenos Forestales), and the required authorizations from the National Water Commission (Comisión Nacional del Agua or CONAGUA) for water use, effluent discharge, and to construct facilities in federal watersheds. Operational standards and best management practices (BMPs) have been established to maintain compliance with applicable regulatory standards and permits.
Other:	Coeur Mexicana is obligated to sell 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. Coeur Mexicana is subject to other royalty agreements for which there are no mineral resources or mineral reserves associated with them in the current life-of-mine plan.
USA (Nevada) — Rochester
The Rochester mine and associated heap leach facilities, operated by our wholly-owned subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”), is an open pit silver and gold mine located in Pershing County, Nevada, approximately 13 miles northeast of the city of Lovelock. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. The centroid location for the Rochester site is 400600 E, 4460300 N and the centroid of Rochester pit is located at 4002045 E, 4460050 N and Nevada Packard open pit is located at 400600 E, 4456675 E. All coordinates are in Universal Transverse Mercator (WSG 84), Zone 11T. In November 2018, Coeur Rochester acquired the Lincoln Hill, Gold Ridge and Wilco projects adjacent to Rochester from Alio Gold. The Rochester mine is fully supported with electricity, supplied by a local power company. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area.
Rochester is currently undergoing commissioning and ramp-up of an expansion under POA 11. The expansion project included the construction of a new leach pad, a crushing facility equipped with two high-pressure grinding roll units and a prescreen, a Merrill-Crowe process plant, and related infrastructure to support the extension of Rochester’s mine life. Commissioning and ramp-up are expected to be completed in the first half of 2024.

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
Land Position & Mineral Tenure
Coeur Rochester lands, including the Lincoln Hill and related assets, consist of approximately 43,441 net acres
•1,465 owned and 347 leased Federal unpatented lode claims and 6 owned federal unpatented placer claims, appropriating approximately 29,942 net acres of public land;
•23 patented lode claims, consisting of approximately 392 acres;
•Interests owned in approximately 6,929 gross acres of additional real property; and
•Certain rights in and to approximately 6,182 acres, held either through lease, letter agreement or license.

Key Permit Conditions:
The Rochester Mine has in place and operates subject to all necessary environmental permits and licenses from the appropriate local, state, and federal agencies for typical life of mine functions involving exploration, the open pit mines, heap leach pads, processing infrastructure, and all necessary support facilities. Operational standards and best management practices have been established to maintain compliance with applicable regulatory standards and permits. Major permits or approvals are in place from the U.S. Department of Interior Bureau of Land Management, Nevada Division of Water Resources, the Nevada Division of Environmental Protection, as well through other federal, state, and local entities. The environmental effects of the operation were comprehensively evaluated through the National Environmental Policy Act (“NEPA”) through Environmental Impact Statements. Monitoring programs are in place, and there is an approved reclamation and closure plan that reflects current mining, mitigation, and site facilities.

Other:
•A security interest in the Rochester mine has been granted in favor of the lenders under the RCF (as defined below)
•Coeur Rochester is obligated to pay a net smelters return of up to 5% to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $29.79 per ounce indexed for inflation, with the condition that the Rochester mine achieves positive cash flow for the applicable year. If cash flow is negative in any calendar year, the maximum royalty payable is $250,000.
•Coeur Rochester is party to other royalty agreements for which there are no mineral resources or mineral reserves associated with them in the current life-of-mine plan.

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

Land Position & Mineral Tenure
•The Kensington Group, totaling approximately 3,972 net acres, consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres, 298 Federal unpatented lode claims covering approximately 3,222 net acres, and 13 State of Alaska mining claims covering approximately 95 net acres.
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

Other:
•A security interest in the Kensington mine has been granted in favor of the lenders under the RCF.
•Coeur Alaska is obligated to pay the royalty holder a scaled net smelter return royalty on 1 million troy ounces of gold production from certain deposits, after Coeur Alaska recoups the $32.5 million purchase price, plus construction and development expenditures and certain operating, exploration, and development costs. The royalty ranges from a rate of 1% at $400/oz gold prices to a maximum of 2.5% rate at gold prices above $475/oz.
•Coeur Alaska is obligated to pay Hyak Mining Company (“Hyak”) annually, during the initial term of the mining lease, an advance minimum royalty of $231,000, which amount is adjusted every three years in accordance with changes in the Consumer Price Index as published by the U.S. Department of Commerce for all Urban Consumers, City of Anchorage, Alaska. If production occurs from the leased Hyak premises, a 5% net returns royalty on production as defined by the lease, is due, unless the amount of the net returns royalty is less than the adjusted advance minimum royalty.

USA (South Dakota) — Wharf
The Wharf mine, operated by our wholly-owned subsidiaries, Wharf Resources (U.S.A.) Inc. (“Wharf”) and Golden Reward Mining Limited Partnership (“Golden Reward”), is located in the northern Black Hills of western South Dakota, approximately four miles southwest of the city of Lead, South Dakota. Coordinates for the project centroid are 44°20’03”N Latitude, 103°50’06”W Longitude and the Wharf Mine coordinates are 44°20’39”N Latitude, 103°51’02”W Longitude. All coordinates are in Universal Transverse Mercator (WSG 84). Access is established by paved road with power supplied by a local power company.

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
Other:
•A security interest in the Wharf mine has been granted in favor of the lenders under the RCF.
•Wharf is obligated to pay a royalty related to a mineral lease on 34 patented lode claims. During the term of the mineral lease, the lessors were also entitled to a royalty on production, if any, of 3% of the net smelter returns of all silver and gold ores, together with other ores and minerals. In addition, there is an advance minimum royalty due the lessors of $5,000 per year unless and until Wharf Resources identifies and publishes a reserve encompassing the leased premises, at which point the advance minimum royalty increases to $25,000 per year.
•Wharf is obligated to pay a sliding scale production royalty of 0%-2% on the gross value of all gold in saleable form to Royal Gold, Inc. This royalty encumbers most of the lands comprising the Wharf, together with a small portion of the lands encompassing the Golden Reward, and wholly excludes the Precambrian Mineral Estate. Wharf is obligated to pay a 3% non-participating royalty on gold that is produced from ores mined and delivered to heap leach pads or recovered from tailings. This royalty encumbers the mineral estate, including the Precambrian Mineral Estate, of much of the lands held by Wharf.
•Wharf is party to other royalty agreements for which there are no mineral resources or mineral reserves associated with them in the current life-of-mine plan

EXPLORATION PROJECTS
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

Land Position & Mineral Tenure:
•Sixty-six (66) contiguous mineral claims containing approximately 39,375 hectares (97,298 acres) and two mining leases containing approximately 1,528 hectares (3,777 acres). In total, the Silvertip mine covers an area of approximately 40,904 hectares (101,076 acres)

Other:
•Suspended operating activities in February 2020; ongoing exploration and technical work to evaluate and support a potential expansion and restart
•Silvertip is obligated to pay a 2.5% net smelter return royalty payable to the royalty holder on all mineral products produced from the Silvertip property, payable quarterly.
•Silvertip is party to an agreement with the Kaska Nation which, among other things, provides for annual payments to the Kaska Nation calculated based on the financial performance of the Silvertip property and the average price of silver for the relevant calendar year.

OTHER PROPERTIES
The Company has leased or owned real property for office space.
OPERATING STATISTICS

	Palmarejo			Rochester
	2023	2022	2021	2023	2022	2021
Gold produced (oz.)	100,605	106,782	109,202	38,775	34,735	27,051
Silver produced (oz.)	6,591,590	6,708,689	6,820,589	3,391,530	3,061,924	3,158,017

	Kensington			Wharf
	2023	2022	2021	2023	2022	2021
Gold produced (oz.)	84,789	109,061	121,140	93,502	79,768	91,136

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

MINERAL RESERVES

		Summary Gold Mineral Reserves at End of the Fiscal Year Ended December 31, 2023(1)(2)(3)(8)
		Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo(4)	100%	4,203	0.060	252	8,580	0.060	517	12,783	0.060	769
United States
Rochester(5)	100%	465,919	0.002	1,135	44,524	0.002	104	510,443	0.002	1,239
Kensington(6)	100%	1,009	0.186	188	1,109	0.201	223	2,118	0.194	411
Wharf(7)	100%	5,931	0.032	188	21,318	0.027	575	27,249	0.028	763
Total Gold		477,062	0.004	1,763	75,531	0.019	1,419	552,593	0.006	3,182

		Summary Silver Mineral Reserves at End of the Fiscal Year Ended December 31, 2023(1)(2)(3)(8)
		Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo(4)	100%	4,203	4.21	17,698	8,580	3.88	33,283	12,783	3.99	50,981
United States
Rochester(5)	100%	465,919	0.38	177,472	44,524	0.35	15,413	510,443	0.38	192,885
Total Silver		470,122	0.42	195,170	53,104	0.92	48,696	523,226	0.47	243,866
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
(2) Assumed metal prices for 2023 Mineral Reserves were $21.00 per ounce of silver, $1,600 per ounce of gold, $1.15 per pound of zinc, $0.95 per pound of lead, except for Kensington at $1,850 per ounce of gold.
(3) The Mineral Reserve estimates are current as of December 31, 2023, are reported using the definitions in Item 1300 of Regulation S-K and were prepared by the Company’s technical staff.
(4) Mineral Reserve estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 2.11–2.97 g/t AuEq and an incremental development cut-off grade ranging from 1.16–1.55 g/t AuEq; metallurgical recovery assumption of 92.0% for gold and 83.0% for silver; mining dilution assumes 0.4–1.1 meter of hanging/foot wall waste dilution; mining loss of 15% was applied; variable mining costs that range from US$44.72–US$85.71/tonne, surface haulage costs of US$4.92/tonne, process costs of US$32.70/tonne, general and administrative costs of US$14.06/tonne, and surface/auxiliary support costs of US$3.18/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Reserves. No assurances can be given that all mineral reserves will be mined, as mineralized material that may qualify as reserves under applicable standards by virtue of having positive economics may not generate attractive enough returns to be included in our mine plans, due to factors such as the impact of the gold stream at Palmarejo. As a result, we may elect not to mine portions of the mineralized material reported as reserves.
(5) Mineral Reserve estimates are tabulated within a confining pit design and use the following input parameters: Rochester oxide variable recovery Au = 77.7–85.9% and Ag = 59.4-61.0%; Rochester sulfide variable recovery Au = 15.2–77.7% and Ag = 0.0–59.4%; with a net smelter return cutoff of $3.01/st oxide and US$3.11/st sulfide; Nevada Packard oxide recovery Au = 92.0% and Ag = 61.0%; with a net smelter return cutoff of $5.51/st for oxide, where the NSR is calculated as resource net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 48º over the life-of-mine.
(6) Mineral Reserve estimates use the following key input parameters: assumption of conventional underground mining; gold price of $1,850/oz; reported above a gold cut-off grade of 0.135 oz/st Au; metallurgical recovery assumption of 93.5%; gold payability of 97.5%; mining dilution of 20%; mining loss of 12% was applied; mining costs of US$103.67/ton mined; process costs of US$55.06/ton processed; general and administrative costs of US$55.37/ton processed; Sustaining capital US$4.50/ton processed; and concentrate refining and shipping costs of US$108.67/oz sold.
(7) Mineral Reserve estimates use the following key input parameters: assumption of conventional open pit mining; reported above a gold cut-off grade of 0.010 oz/ton Au; average metallurgical recovery assumption of 79.0%; royalty burden of US$64/oz Au; pit slope angles that vary from 34–50º; mining costs of US$2.44/ton mined, process costs of US$11.71/ton processed (includes general and administrative costs).
(8) Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tons, grades, and contained metal contents.

MINERAL RESOURCES

		Summary Gold Mineral Resources at End of the Fiscal Year Ended December 31, 2023(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	100%	5,674	0.070	396	15,500	0.060	926	21,174	0.062	1,322	4,207	0.091	381
United States
Rochester Mine, USA(7)	100%	110,460	0.002	200	27,170	0.002	47	137,630	0.002	247	135,104	0.002	267
Kensington Mine, USA(5)	100%	1,653	0.289	477	1,278	0.268	342	2,931	0.279	819	1,567	0.248	388
Wharf Mine, USA(6)	100%	1,666	0.024	40	22,150	0.021	458	23,816	0.021	498	7,125	0.021	149
Lincoln Hill Project, USA(9)	100%	4,642	0.012	58	27,668	0.011	306	32,310	0.011	364	22,952	0.011	255
Wilco Project, USA(10)	100%	—	—	—	—	—	—	—	—	—	25,736	0.021	531
Total Gold		124,095	0.009	1,171	93,766	0.022	2,079	217,861	0.015	3,250	196,691	0.010	1,971

		Summary Silver Mineral Resources at End of the Fiscal Year Ended December 31, 2023(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	100%	5,674	4.56	25,875	15,500	3.85	59,701	21,174	4.04	85,576	4,207	4.50	18,933
United States
Rochester Mine, USA(7)	100%	110,460	0.29	31,587	27,170	0.41	11,237	137,630	0.31	42,824	135,104	0.34	45,959
Lincoln Hill Project, USA(9)	100%	4,642	0.34	1,592	27,668	0.31	8,655	32,310	0.32	10,247	22,952	0.36	8,163
Wilco Project, USA(10)	100%	—	—	—	—	—	—	—	—	—	25,736	0.13	3,346
Canada
Silvertip Mine, Canada(8)	100%	734	10.56	7,749	6,418	7.78	49,919	7,152	8.06	57,668	2,345	6.86	16,084
Total Silver		121,510	0.55	66,803	76,756	1.69	129,512	198,266	0.99	196,315	190,344	0.49	92,485

		Summary Zinc Mineral Resources at End of the Fiscal Year Ended December 31, 2023(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	100%	734	9.9%	145,703	6,418	10.7%	1,371,074	7,152	10.6%	1,516,777	2,345	10.3%	481,791

		Summary Lead Mineral Resources at End of the Fiscal Year Ended December 31, 2023(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)	Tons (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	100%	734	7.9%	115,648	6,418	5.1%	653,008	7,152	5.4%	768,656	25,736	4.3%	199,815

(1)    Certain definitions:
The term “resource” means that it is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quantity that there are reasonable prospects for economic extraction. Inferred, Indicated, and Measured resources are in order of increasing confidence based on level of underlying geological evidence. The term ‘inferred resource’ is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The term “limited geological evidence” means evidence that is only sufficient to establish that geological and grade or quality continuity is more likely than not. The level of geological uncertainty associated an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability and must have a reasonable expectation that the majority of inferred mineral resources could be upgraded to indicated or measured mineral resources with continued exploration. In addition, no assurances can be given that any mineral resource estimate will ultimately be reclassified as proven or probable mineral reserves or that inferred resources will be upgraded to measured or indicated resources.
(2) Mineral Resource estimates are reported exclusive of mineral reserves, are current as of December 31, 2023, are reported using definitions in Item 1300 of Regulation S-K and were prepared by the Company’s technical staff.
(3) Assumed metal prices for 2023 estimated Mineral Resources were $25.00 per ounce of silver, $1,800 per ounce of gold, $1.30 per pound of zinc, $1.00 per pound of lead, unless otherwise noted.
(4) Mineral Resource estimates use the following key input parameters: Assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 1.87–2.64 g/t AuEq; metallurgical recovery assumption of 92.0% for gold and 83.0% for silver; variable mining costs that range from US$44.72–US$85.71/tonne, surface haulage costs of US$4.92/tonne, process costs of US$32.70/tonne, general and administrative costs of US$14.06/tonne, and surface/auxiliary support costs of US$3.18/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Resources.
(5) Mineral Resource estimates use the following key input parameters: metal price of $2,000 per ounce gold, assumption of conventional longhole underground mining; reported above a variable gold cut-off grade of 0.124 oz/ton Au; metallurgical recovery assumption of 93.5%; gold payability of 97.5%, mining costs of US$103.67/ton mined; process costs of US$55.06/ton processed; general and administrative costs of US$55.37/ton processed; Sustaining capital US$4.50/ton processed; and concentrate refining and shipping costs of US$108.67/oz sold.
(6) Mineral Resource estimates use the following key input parameters: assumption of conventional open pit mining; reported above a gold cut-off grade of 0.010 oz/ton Au; average metallurgical recovery assumption of 79.0% across all rock types; royalty burden of US$72/oz Au; pit slope angles that vary from 34–50º; mining costs of $2.44/ton mined, process costs of US$11.71/ton processed (includes general and administrative costs).
(7) Mineral Resource estimates are tabulated within a confining pit shell and use the following input parameters: Rochester oxide variable recovery Au = 77.7–85.9% and Ag = 59.4%; Rochester sulfide variable recovery Au = 15.2–77.7% and Ag = 0.0–59.4%; with a net smelter return cutoff of $3.01/st oxide and US$3.11/st sulfide; Nevada Packard oxide recovery Au = 92.0% and Ag = 61.0%; with a net smelter return cutoff of $5.51/st for oxide, where the NSR is calculated as resource net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 48º over the life-of-mine.
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
(9)    Open Pit Mineral Resource estimates are reported in-situ and are contained within a confining pit shell and use the following key input parameters: reported above an oxide gold equivalent cutoff of 0.15 ounces per ton and 0.20 oz ounces per ton assuming a silver to gold ratio of 60:1; gold recoveries of 64%; silver recoveries of 59%; mining costs of US$3.10/ton; process costs of US$3.60/ton; general and administrative costs of $1.50/ton processed; average pit slope angles of 45º over the life-of-mine. The technical and economic parameters are those that were used in the 2018 Resource Estimation. Based on the QPs review of the estimate, there would be no material change to the Mineral Resource if a gold price of US$1,700/oz, a silver price of US$22/oz or economic parameters were updated. Therefore the 2018 Mineral Resource is considered current and is presented unchanged.
(10)    Open Pit Mineral Resource estimates are reported using an equivalent gold cutoff of 0.20 ounces per ton assuming a silver to gold ratio of 60:1. Resources are reported in-situ and contained withed a conceptual measured, indicated and inferred optimized pit shell. Silver price of US$20/oz, gold price of US$1,400/oz. Average oxide and sulfide gold recovery is 70%, average carbonaceous gold recovery is 50%. Average oxide and sulfide gold recovery is 60%. Average carbonaceous silver recovery is 50%. Open pit mining cost is US$1.50/ton, processing and processing and G&A cost is US$5.46/ton; average pit slope angles of 50º. The technical and economic parameters are those that were used in the 2018 Resource Estimation. Based on the QPs review of the estimate, there would be no material change to the mineral resources if a gold price of US$1,700/oz, a silver price of US$22/oz or economic parameters were updated. Therefore the 2018 Mineral Resource report is considered current and is presented unchanged.
(11)    Rounding of short tons, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tons, grades, and contained metal contents.

Item 3.         Legal Proceedings
See Note 18 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

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
On February 19, 2024, there were 386,264,324 outstanding shares of the Company’s common stock which were held by approximately 1,079 stockholders of record.
Pursuant to two privately negotiated agreements dated November 10 and 11, 2023, Coeur exchanged $8.193 million aggregate principal amount of its 5.125% Senior Notes due 2029 for 3,630,625 shares of its common stock, par value $0.01 per share (the “Shares”). The issuance of the Shares was pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX
The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2018 and ending December 31, 2023 to (i) S&P 500, (ii) a peer group consisting of the following companies: Alamos Gold Inc., B2Gold Corp., Centerra Gold Inc., Eldorado Gold Corporation, Endeavor Mining Corporation, First Majestic Silver Corp., Hecla Mining Company, Hochschild Mining plc, IAMGOLD Corporation, New Gold, Inc., OceanaGold Corporation, Pan American Silver Corporation, and SSR Mining Inc. (“Peer Group”) and (iii) the Arca Gold Miners Index (the “TSR Peer Group”), which the Company intends to use as its peer group index solely for purposes of the relative total stockholder return (“TSR”) calculation under the Company’s equity compensation program beginning in 2023. The Company formerly included Kirkland Lake Gold Ltd., which was acquired in 2022, and Yamana Gold Inc., which was acquired in 2023, in the Peer Group.
The graph assumes a $100 investment in the Company's common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

250
200
150
100
50
Dec-2018
Dec-2019
Dec-2020
Dec-2021
Dec-2022
Dec-2023
Coeur Mining
S&P 500
Peer Group
TSR Peer Group

	Dec. 2018	Dec. 2019	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023
Coeur Mining	100.0	180.76	231.54	112.75	75.17	72.93
S&P 500 Index	100.0	131.49	155.68	200.37	164.08	207.21
Peer Group	100.0	137.76	219.64	175.52	156.65	189.58
TSR Peer Group	100.0	139.72	171.16	152.55	136.89	148.95

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
2023 Highlights
For the full year 2023, Coeur reported revenue of $821.2 million and cash provided by operating activities of $67.3 million. We reported GAAP net loss of $103.6 million, or $0.30 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $142.3 million and net loss of $78.0 million or $0.23 per diluted share.
•Strong fourth quarter drove significant increases in revenue and adjusted EBITDA – Production increased at Rochester and strong finishes at Kensington and Wharf drove a 35% increase in revenue and a more-than doubling of adjusted EBITDA quarter-over-quarter
•Full-year 2023 gold and silver production guidance achieved – Gold and silver production increased 29% and 34% quarter-over-quarter, respectively, to 101,609 ounces and 3.1 million ounces. Full-year gold and silver production totaled 317,671 ounces and 10.3 million ounces, respectively, within the Company’s consolidated production guidance ranges
•Rochester expansion ramp-up progressing – Commissioning of Rochester’s new crushing circuit is progressing, with completion of ramp-up activities anticipated during the first half of 2024. Full-year 2024 silver and gold production guidance reflects strong anticipated year-over-year growth while second half cost guidance highlights sharp expected declines compared to recent years. Once operating at full capacity, throughput levels are expected to average 32 million tons per year, approximately 2.5 times higher than historical levels
•Wharf delivers all-time record annual free cash flow – The Wharf gold mine in South Dakota ended the fourth quarter with operating cash flow of $29 million and free cash flow of approximately $27 million. For the full year, operating cash flow totaled $84 million and free cash flow reached an all-time record $82 million. Since acquiring Wharf in February 2015, Coeur has generated cumulative free cash flow of more than four times its original $99.5 million investment while mine life has remained strong at six years compared to the estimated five-year mine life at the time of acquisition
•Silvertip drills one of its highest grade intercepts ever – Results have been received for almost half of 2023 drilling in the Southern Silver Zone at the high-grade Silvertip polymetallic exploration project in northern British Columbia, including the highest-grade intercept ever drilled at the Southern Silver Zone in this rapidly growing near area

Selected Financial and Operating Results

	Year Ended December 31,
	2023	2022	2021
Financial Results: (in thousands, except per share amounts)
Gold sales	$575,677	$572,877	$578,911
Silver sales	$245,529	$212,759	$253,917
Consolidated Revenue	$821,206	$785,636	$832,828
Net income (loss)	$(103,612)	$(78,107)	$(31,322)
Net income (loss) per share, diluted	$(0.30)	$(0.28)	$(0.13)
Adjusted net income (loss)(1)	$(78,048)	$(89,059)	$(1,393)
Adjusted net income (loss) per share, diluted(1)	$(0.23)	$(0.32)	$(0.01)
EBITDA(1)	$60,465	$72,038	$148,402
Adjusted EBITDA(1)	$142,302	$138,954	$216,112
Total debt(2)	$545,310	$515,933	$487,501
Operating Results:
Gold ounces produced	317,671	330,346	348,529
Silver ounces produced	10,250,906	9,816,680	10,068,112
Gold ounces sold	315,511	329,968	350,347
Silver ounces sold	10,140,405	9,771,724	10,133,837
Average realized price per gold ounce	$1,825	$1,736	$1,652
Average realized price per silver ounce	$24.21	$21.77	$25.06
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Revenue
We sold 315,511 gold ounces and 10.1 million silver ounces, compared to 329,968 gold ounces and 9.8 million silver ounces. Revenue increased by $35.6 million, or 5%, as a result of a 4% increase in silver ounces sold and a 5% and 11% increase in average realized gold and silver prices, respectively, partially offset by a 4% decrease in gold ounces sold. The decrease in gold ounces sold was primarily due to lower mill throughput at Palmarejo and Kensington and lower grades at Kensington, partially offset by the timing of production from Rochester’s new leach pad related to startup of the new process plant and timing of recoveries at Wharf. The increase in silver ounces sold was primarily due to the timing of production on Rochester’s new leach pad related to startup of the new process plant, partially offset by lower mill throughput at Palmarejo. Gold and silver represented 70% and 30% of 2023 sales revenue, respectively, compared to 73% and 27% of 2022 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2023	2022
Gold sales	$575,677	$572,877	$2,800	—%
Silver sales	245,529	212,759	32,770	15%
Metal sales	$821,206	$785,636	$35,570	5%
Costs Applicable to Sales
Costs applicable to sales increased $26.4 million, or 4%, primarily due to the increase in ounces sold at Rochester and Wharf and higher operating costs at Palmarejo partially offset by lower net realizable value (“LCM”) adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $11.8 million, or 11%, primarily due to a decrease in gold ounces sold and longer assumed mine life at Kensington, partially offset by the commencement of production of the new leach pad in mid-September 2023 at Rochester.
Expenses
General and administrative expenses increased $2.1 million, or 5%, primarily due to higher employee-related costs.
Exploration expense increased $4.3 million, or 16%, driven by accelerated drilling activity at Palmarejo, Kensington and Silvertip, partially offset by the Canadian mining exploration tax credits associated with expenditures at the Silvertip exploration project recognized in 2023.
Pre-development, reclamation, and other expenses increased $14.0 million, or 34%, stemming from higher asset retirement accretion, a $12.8 million loss on dismantle and disposal of the legacy crusher at Rochester, and non-operating start-up costs associated with the Rochester expansion project, partially offset by lower ongoing carrying costs at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2023	2022
COVID-19	$111	$1,739	$(1,628)	(94)%
Silvertip ongoing carrying costs	15,616	20,963	(5,347)	(26)%
(Gain) loss on sale of assets	12,879	(640)	13,519	(2,112)%
Asset retirement accretion	16,405	14,232	2,173	15%
Other	9,625	4,353	5,272	121%
Pre-development, reclamation and other expense	$54,636	$40,647	$13,989	34%
Other Income and Expenses
During the year ended December 31, 2023, the Company incurred a $3.4 million gain in connection with the exchange of $76.0 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 25.2 million shares of common stock.
Fair value adjustments, net, increased to a gain of $3.4 million compared to $66.7 million loss as a result of an increase in value of the Company’s equity investments. For additional details on the Company’s equity investments see Note 6 -- Investments.
Interest expense (net of capitalized interest of $14.6 million) increased to $29.1 million from $23.9 million. Total interest costs for 2023 increased $8.6 million to $43.7 million, due to higher interest paid under the RCF attributable to higher average debt levels, partially offset by lower interest payable following the extinguishment of $76.0 million in 2029 Senior Notes.
Other, net decreased to a loss of $7.5 million compared to a gain of $66.3 million as a result of the $12.3 million loss recognized from the sale of La Preciosa Deferred Consideration 2023 and the $62.2 million gain recognized in connection with the sale of the Sterling/Crown exploration properties in 2022.

Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year Ended December 31,
In thousands	2023	2022
Income and mining tax (expense) benefit at statutory rate	$14,376	$13,249
State tax provision from continuing operations	4,859	2,871
Change in valuation allowance	(36,778)	(36,670)
Percentage depletion	5,649	3,538
Uncertain tax positions	6	655
U.S. and foreign permanent differences	(3,056)	365
Foreign exchange rates	1,179	(145)
Foreign inflation and indexing	3,077	2,897
Foreign tax rate differences	(3,911)	(4,994)
Mining, foreign withholding, and other taxes	(18,265)	(11,070)
Sale of non-core assets	(1,322)	15,447
Other, net	(970)	(801)
Income and mining tax (expense) benefit	$(35,156)	$(14,658)

Income and mining tax expense of approximately $35.2 million resulted in an effective tax rate of 51.4% for 2023. This compares to income tax expense of $14.7 million for an effective tax rate of 23.1% for 2022. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) the sale of non-core assets; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) mining taxes; (v) foreign exchange rates; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2023		2022
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(107,021)	$(6,956)	$(107,477)	$2,516
Canada	(33,574)	(848)	(32,249)	(51)
Mexico	72,697	(27,352)	77,316	(17,123)
Other jurisdictions	(558)	—	(1,039)	—
	$(68,456)	$(35,156)	$(63,449)	$(14,658)
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
Net Loss
Net loss was $103.6 million, or $0.30 per diluted share, compared to $78.1 million, or $0.28 per diluted share. The increase in net loss was driven by a 4% decrease in gold ounces sold, higher operating costs at Palmarejo, higher exploration costs, a $12.3 million loss on the sale of the La Preciosa Deferred Consideration, a $12.8 million loss on disposal of the legacy crusher at Rochester, and the $62.2 million gain recognized in connection with the sale of the Sterling/Crown exploration properties in 2022. This was partially offset by a 4% increase in silver ounces sold, a 5% and 11% increase in average realized gold and silver prices, respectively, favorable changes in the fair value of the Company’s equity investments, and a $3.4 million gain in connection with the exchange of 2029 Senior Notes. Adjusted net loss was $78.0 million, or $0.23 per diluted share, compared to $89.1 million, or $0.32 per diluted share (see “Non-GAAP Financial Performance Measures”).
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
Costs Applicable to Sales
Costs applicable to sales increased $95.0 million, or 19%, primarily due to higher operating costs partially impacted by continued inflationary pressures relating to consumable costs, most notably higher diesel prices, and increased LCM adjustments at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
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
Pre-development, reclamation, and other expenses decreased $3.9 million, or 9%, stemming from lower costs incurred in connection with the Company’s COVID-19 health and safety protocols and lower ongoing carrying costs at Silvertip, partially offset by lower gains from the sale of assets and higher asset retirement accretion. The following table summarizes pre-development, reclamation, and other expenses:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2022	2021
COVID-19	$1,739	$6,618	$(4,879)	(74)%
Silvertip ongoing carrying costs	20,963	24,928	(3,965)	(16)%
(Gain) loss on sale of assets	(640)	(4,111)	3,471	(84)%
Asset retirement accretion	14,232	11,988	2,244	19%
Other	4,353	5,144	(791)	(15)%
Pre-development, reclamation and other expense	$40,647	$44,567	$(3,920)	(9)%
Other Income and Expenses
During the first quarter of 2021, the Company incurred a $9.2 million loss in connection with the tender and redemption of the 5.875% Senior Notes due 2024 (the “2024 Senior Notes”) concurrent with the offering of the 2029 Senior Notes.

Fair value adjustments, net, decreased to a loss of $66.7 million compared to a $0.5 million loss as a result of a reduction in value of the Company’s equity investments. For additional details on the Company’s equity investments, see Note 6 -- Investments.
Interest expense (net of capitalized interest of $11.2 million) increased to $23.9 million from $16.5 million due to higher interest paid under the RCF, partially offset by higher capitalized interest.
Other, net increased to a gain of $66.3 million compared to a loss of $27.0 million in 2021, as a result of the $62.2 million gain recognized in connection with the sale of the Sterling/Crown exploration properties and a write-down of a $26.0 million Mexican VAT receivable in 2021 due to uncertain collectability. For additional details on the VAT receivable write-down see Note 18 -- Commitments and Contingencies.
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
2024 Guidance
Gold and silver production is expected to increase compared to 2023, driven by the commissioning and ramp-up of the Rochester expansion. Overall cost guidance has increased compared to 2023 primarily driven by expected continued inflationary pressures on operating costs.
With the commissioning and ramp-up of the new Merrill-Crowe facility and three-stage crusher corridor at Rochester expected to be completed during the first half of 2024, the Company has elected to defer providing cost guidance at Rochester for that period. The below cost guidance for Rochester reflects the second half of 2024. Coeur expects to have an LCM adjustment at Rochester of roughly $10 - $15 million in the first quarter of 2024.
Additionally, the below exploration expense guidance excludes $15 - $20 million of underground mine development and support costs associated with Silvertip.
2024 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	95,000 - 103,000	5,900 - 6,700
Rochester	37,000 - 50,000	4,800 - 6,600
Kensington	92,000 - 106,000	—
Wharf	86,000 - 96,000	—
Total	310,000 - 355,000	10,700 - 13,300

2024 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$1,075 - $1,275	$16.50 - $17.50
Second Half 2024 Rochester (co-product)	$1,200 - $1,400	$14.00 - $16.00
Kensington	$1,525 - $1,725	—
Wharf (by-product)	$1,100 - $1,200	—

2024 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$116 - $158
Capital Expenditures, Development	$19 - $26
Exploration, Expensed	$40 - $50
Exploration, Capitalized	$7 - $13
General & Administrative Expenses	$36 - $40

Note: The Company’s guidance figures assume estimated prices of $2,000/oz gold and $23.75/oz silver as well as CAD of 1.25 and MXN of 17.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Year Ended December 31,
	2023	2022	2021
Tons milled	2,008,459	2,197,808	2,106,741
Average gold grade (oz/t)	0.05	0.05	0.06
Average silver grade (oz/t)	3.97	3.63	3.93
Average recovery rate – Au	91.1%	92.1%	92.8%
Average recovery rate – Ag	82.7%	84.2%	84.2%
Gold ounces produced	100,605	106,782	109,202
Silver ounces produced	6,591,590	6,708,689	6,820,589
Gold ounces sold	99,043	107,157	108,806
Silver ounces sold	6,534,469	6,695,454	6,805,816
CAS per gold ounce(1)	$961	$886	$664
CAS per silver ounce(1)	$15.17	$13.09	$11.97
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Gold and silver production decreased 6% and 2%, respectively, as a result of a 9% decrease in mill throughput partially offset by 4% and 9% higher gold and silver grades, respectively. Metal sales were $313.2 million, or 38% of Coeur’s metal sales, compared with $303.4 million, or also 38% of Coeur’s metal sales. Revenue increased by $9.8 million, or 3%, of which $26.4 million was due to higher gold and silver prices, partially offset by a decrease of $16.6 million due to a lower volume of gold and silver production. Costs applicable to sales per gold and silver ounces increased 9% and 16%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation and unfavorable impact of a strengthening Mexican Peso on employee-related and electricity costs. Amortization increased by $0.3 million to $35.7 million. Capital expenditures decreased to $41.8 million from $42.6 million due to lower capitalized exploration expenditures partially offset by higher open pit backfill project and underground development expenditures.
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Gold and silver production decreased 2% as a result of 12% and 8% lower gold and silver grades, respectively, partially offset by 4% higher mill throughput. Metal sales were $303.4 million, or 38% of Coeur’s metal sales, compared with $320.3 million, or 38% of Coeur’s metal sales. Revenue decreased by $16.8 million, or 5%, of which $12.0 million was due to lower average realized silver prices and $4.8 million resulting from lower gold and silver production. Costs applicable to sales per gold and silver ounce increased 33% and 9%, respectively, due to the mix of gold and silver sales, lower production, higher employee-related and consumable costs primarily due to inflationary pressures, and the absence of the favorable impact of foreign currency hedges ($13.8 million) included in the prior year. Amortization decreased by $0.7 million to $35.4 million due to lower sales and longer assumed mine life. Capital expenditures increased to $42.6 million from $36.5 million due to higher underground development, infill drilling activities and flotation and thickener equipment purchases.

Rochester

	Year ended December 31,
	2023	2022	2021
Tons placed	11,388,657	14,919,803	13,687,536
Average gold grade (oz/t)	0.003	0.003	0.002
Average silver grade (oz/t)	0.45	0.41	0.42
Gold ounces produced	38,775	34,735	27,051
Silver ounces produced	3,391,530	3,061,924	3,158,017
Gold ounces sold	38,449	34,370	27,697
Silver ounces sold	3,339,780	3,028,986	3,241,624
CAS per gold ounce(1)	$2,138	$2,403	$1,801
CAS per silver ounce(1)	$26.67	$27.26	$25.10
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Gold and silver production increased 12% and 11%, respectively, as a result of the Rochester expansion and an improved understanding of gold and silver recoveries based on controlling the size fraction and amount of fines placed on the leach pads. Approximately 64% of the tons placed in 2023 were placed onto the new leach pad. The new leach pad along with the new processing facility commenced production in mid-September 2023. Metal sales were $156.0 million, or 19% of Coeur’s metal sales, compared with $129.7 million, or 17% of Coeur’s metal sales. Revenue increased by $26.4 million, or 20%, of which $15.5 million was due to a higher volume of gold and silver production, and $10.9 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 11% and 2%, respectively, due to the mix of gold and silver sales and lower LCM adjustments of $39.9 million compared to $46.0 million in the prior year, driven by higher gold and silver prices partially offset by lower tons placed and higher employee-related and maintenance costs. Amortization increased to $26.4 million due to commencement of production of the new leach pad in mid-September 2023. Capital expenditures increased to $263.4 million from $246.4 million due to timing of payments related to the Rochester expansion project.
Commissioning of Rochester’s new crushing circuit is progressing, with completion of ramp-up activities anticipated during the first half of 2024. Full-year 2024 silver and gold production guidance reflects strong anticipated year-over-year growth while second half cost guidance highlights sharp expected declines compared to recent years. Once operating at full capacity, throughput levels are expected to average 32 million tons per year, approximately 2.5 times higher than historical levels.
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

Kensington

	Year ended December 31,
	2023	2022	2021
Tons milled	651,576	700,346	667,560
Average gold grade (oz/t)	0.14	0.17	0.19
Average recovery rate	91.9%	92.5%	93.2%
Gold ounces produced	84,789	109,061	121,140
Gold ounces sold	84,671	108,972	122,181
CAS per gold ounce(1)	$1,797	$1,423	$1,086
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Gold production decreased 22% as a result of 18% lower grades and 7% lower mill throughput. Metal sales were $162.5 million, or 20% of Coeur’s metal sales, compared to $202.5 million, or 26% of Coeur’s metal sales. Revenue decreased by $40.0 million, or 20%, of which $46.0 million resulted from a lower volume of gold production, partially offset by a $6.0 million increase due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 26% due to lower production partially offset by lower operating costs. Amortization decreased to $25.9 million primarily due to a decrease in gold ounces sold and the favorable impact of a longer mine life. Capital expenditures increased to $53.3 million from $31.5 million due to the elevated level of investment associated with the multi-year underground development and exploration program designed to potentially extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025.
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Gold production decreased 10% as a result of 10% lower grades and lower recoveries, partially offset by 5% higher mill throughput. Metal sales were $202.5 million, or 26% of Coeur’s metal sales, compared to $215.0 million, or 26% of Coeur’s metal sales. Revenue decreased by $12.5 million, or 6%, of which $24.2 million resulted from lower gold production, partially offset by an increase of $11.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 31% due to lower production and higher employee-related, maintenance, diesel and other consumable costs primarily due to inflationary pressures. Amortization decreased to $39.0 million primarily due to lower ounces sold and longer assumed mine life. Capital expenditures increased to $31.5 million from $27.5 million due to the multi-year underground development and exploration program which began in 2022.
Wharf

	Year ended December 31,
	2023	2022	2021
Tons placed	4,743,469	4,506,849	4,702,882
Average gold grade (oz/t)	0.026	0.021	0.027
Gold ounces produced	93,502	79,768	91,136
Silver ounces produced	267,786	46,067	89,506
Gold ounces sold	93,348	79,469	91,663
Silver ounces sold	266,156	47,284	86,397
CAS per gold ounce(1)	$1,159	$1,283	$997
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Gold production increased 17% driven by higher grade, higher tons placed and timing of recoveries. Metal sales were $189.5 million, or 23% of Coeur’s metal sales, compared to $150.0 million, or 19% of Coeur’s metal sales. Revenue increased by $39.5 million, or 26%, of which $32.5 million was due to a higher gold production, and an increase of $7.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 10% due to lower operating costs and higher grade and tons placed. Amortization decreased to $6.7 million due to higher grade and tons placed and the favorable impact of a longer mine life. Capital expenditures were $2.5 million.

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
Silvertip
Year Ended December 31, 2023
Ongoing carrying costs at Silvertip totaled $15.6 million in 2023 and $21.0 million in the prior year. Capital expenditures in 2023 totaled $2.9 million compared to $24.8 million in the prior year due to planned reduction in capital development expenditures.

Liquidity and Capital Resources
At December 31, 2023, the Company had $63.4 million of cash, cash equivalents and restricted cash and $185.4 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents decreased $0.2 million in the year ended December 31, 2023, due to $364.6 million of capital expenditures primarily related to the Rochester expansion project, a 4% decrease in gold ounces sold, and higher costs at our operations due to continued inflationary pressures, partially offset by aggregate net proceeds of $147.7 million from the sale of 54.6 million shares of its common stock in the March 2023 Equity Offering and September 2023 Equity Offering, $39.8 million received from the sale of 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”), and net proceeds of $28.7 million from the sale of 8.3 million shares of its common stock in the Private Placement Offering (as defined below). Additionally, the Company received net proceeds of $7.0 million from the sale of the La Preciosa Deferred Consideration, $5.0 million received from the Avino note receivable, net proceeds of $1.8 million from the sale of common stock of Integra Resources Corporation, and a 5% and 11% increase in average realized gold and silver prices, respectively.
At December 31, 2023, the Company had $175.0 million drawn, $29.6 million in outstanding letters of credit and $185.4 million available under the RCF. On August 9, 2023, the Company entered into an amendment (the “August Amendment”) to the RCF. The August Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility during the final stages of the Rochester expansion under (a) the consolidated net leverage and consolidated senior secured leverage ratios at September 30, 2023 through March 31, 2024, with the ratios returning to the previous levels at June 30, 2024 and (b) the consolidated interest coverage ratio at June 30 through September 30, 2023, with the ratio returning to the previous level at December 31, 2023, (2) allows up to $50 million, through June 30, 2024, stepping down to $40 million in September 31, 2024, $30 million in December 31, 2024 and $15 million thereafter, for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through June 30, 2024, and (4) restricts certain acquisitions through March 31, 2024.
On February 21, 2024, the Company entered into an amendment (the “February 2024 Amendment”) to the RCF. The February 2024 Amendment, among other things, (1) extends the term of the RCF by approximately 2 years so that it now matures in February 2027, (2) increases the RCF by $10 million from $390 million to $400 million, (3) adds Fédération Des Caisses Desjardins Du Québec and National Bank of Canada as lenders on the RCF, (4) permits the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase, (5) allows for unencumbered domestic cash to be included in the calculation of the consolidated net leverage ratio, and (6) allows up to $15 million of non-capitalized underground mine development costs related to Silvertip to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF.
In January 2023, the Company completed the sale of 6.0 million Victoria Gold Common Shares at a price of $6.70 per Victoria Gold Common Share, for net proceeds of $39.8 million. In May 2023, the Company sold 3.7 million shares of common stock of Integra Resources Corporation (“Integra Common Shares”) at a price of $0.48 per share, for net proceeds of $1.8 million. In October and November 2023, the Company sold 14.0 million shares of common stock of Avino Silver & Gold Mines (“Avino Common Shares”) at a price of $0.43 per share, for net proceeds of $6.1 million. At December 31, 2023, the Company held no equity securities.

In March 2023, the Company completed a $100.0 million “at the market” offering of its common stock, par value $0.01 per share (the “March 2023 Equity Offering”). The Company sold a total of 32,861,580 shares of common stock in the March 2023 Equity Offering at an average price of $3.04 per share, raising net proceeds (after sales commissions) of $98.4 million.
In July 2023, the Company completed the sale of 8,276,154 shares of its common stock (“Private Placement Offering”) issued as “flow-through shares” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), raising net proceeds of $28.7 million, of which $7.8 million represents net proceeds received in excess of the Company’s average price (“FT Premium Liability”). The proceeds of the issuance of FT Shares will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)). In 2023, the Company incurred qualifying Canadian Exploration Expenditures which resulted in the recognition of $2.3 million of the FT Premium Liability as a gain in the Income Statement. The remaining outstanding FT Premium Liability was $5.5 million as of December 31, 2023.
In September 2023, the Company completed a $50.0 million “at the market” offering of its common stock, par value $0.01 per share (the “September 2023 Equity Offering”). The Company sold a total of 21,699,856 shares of its common stock in the September 2023 Equity Offering at an average price of $2.30 per share, raising net proceeds (after sales commissions) of $49.3 million.
The Company had outstanding forward contracts on 94,950 ounces of gold and 3.1 million ounces of silver at December 31, 2023 that settle monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp up and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $2,076 per ounce of gold and $25.16 per ounce of silver.
During the year ended December 31, 2023, the Company exchanged $76.0 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 25.2 million shares of its common stock.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer-term. We expect to use a combination of cash provided by operating activities under-pinned by our gold and silver hedging programs, additional equity financing, and borrowings under our RCF depending on future commodity prices to fund near term capital requirements, including those described in this report for the Rochester expansion project and in our 2024 capital expenditure guidance. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration to extend mine lives at all of our operating sites.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $67.3 million, compared to $25.6 million for the year ended December 31, 2022. Adjusted EBITDA for the year ended December 31, 2023 was $142.3 million, compared to $139.0 million for the year ended December 31, 2022 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Year Ended December 31,
In thousands	2023	2022	2021
Cash flow before changes in operating assets and liabilities	$58,827	$71,862	$145,615
Changes in operating assets and liabilities:
Receivables	933	4,452	(983)
Prepaid expenses and other	(461)	240	489
Inventories	(47,592)	(51,448)	(27,628)
Accounts payable and accrued liabilities	55,581	510	(7,011)
Cash provided by (used in) operating activities	$67,288	$25,616	$110,482

Net cash provided by operating activities increased $41.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a 4% increase in silver ounces sold and a 5% and 11% increase in average realized gold and silver prices, the receipt of $55.0 million of prepayments at Kensington, Rochester and Wharf in December 2023, and the receipt of $7.8 million FT Premium Liability, partially offset by a 4% decrease in gold ounces sold, higher operating costs, and timing of VAT collections at Palmarejo. Revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 increased by $35.6 million, of which $53.0 was due to higher average realized gold and silver prices, partially offset $17.4 million as a result of lower volume of gold sales.
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
Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2023 was $303.7 million compared to $146.2 million in the year ended December 31, 2022. The Company incurred capital expenditures of $364.6 million in the year ended December 31, 2023 compared with $352.4 million in the year ended December 31, 2022 primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington in both periods. Cash used in investing activities increased due to higher capital expenditures, the receipt of net proceeds of $150.2 million and $15.2 million in 2022 from the sale of the Sterling/Crown exploration properties in Nevada and La Preciosa project in Mexico, respectively, partially offset by net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, $5.0 million received from the collection of amounts due under the promissory note issued in connection with the sale of the La Preciosa project.
Net cash used in investing activities in the year ended December 31, 2022 was $146.2 million compared to $304.1 million in the year ended December 31, 2021. Cash used in investing activities decreased primarily due to receipt of net proceeds of $150.2 million and $15.3 million from the sale of the Sterling/Crown exploration properties and La Preciosa project, respectively, and net proceeds of $40.5 million in July 2022 from the sale of a portion of the Victoria Gold common shares, partially offset by an increase in capital expenditures. The Company incurred capital expenditures of $352.4 million in the year ended December 31, 2022 compared with $309.8 million in the year ended December 31, 2021. Capital expenditures in the year ended December 31, 2022 were primarily related to POA 11 construction activities at Rochester and underground development at Palmarejo and Kensington. Capital expenditures in the year ended December 31, 2021 were primarily related to POA 11 construction activities at Rochester, expenditures for a potential expansion at Silvertip and underground development at Palmarejo and Kensington.
Cash Provided by Financing Activities
Net cash provided by financing activities in the year ended December 31, 2023 was $236.1 million compared to $125.0 million in the year ended December 31, 2022. During the year ended December 31, 2023, the Company drew $95.0 million, net, under the RCF, received aggregate net proceeds of $147.7 million from the sale of 54.6 million shares of its common stock in the March 2023 Equity Offering and September 2023 Equity Offering, and received net proceeds of $20.9 million from the sale of 8.3 million shares of its common stock in the Private Placement Offering. During the year ended December 31, 2022, the Company drew $15.0 million, net, from the RCF and received net proceeds of $147.4 million from the sale of 36.8 million shares of its common stock in the March Equity Offering and the December Equity Offering.
Net cash provided by financing activities in the year ended December 31, 2022 was $125.0 million compared to $158.1 million in the year ended December 31, 2021. During the year ended December 31, 2022, the Company drew $15.0 million, net, from the RCF and received net proceeds of $147.4 million from the sale of 36.8 million shares of its common stock in the March Equity Offering and the December Equity Offering. During the year ended December 31, 2021, the Company received net proceeds of $367.5 million from the issuance of the 2029 Senior Notes, and drew $65.0 million, net, from the RCF, partially offset by the tender and redemption of the 2024 Senior Notes for $238.3 million, including premiums.

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
Under the Company’s concentrate sales contracts with third-party smelters, metal prices are set on a specified future quotational period, typically one to three months after the shipment date, based on market prices. When the Company sells gold concentrate to the third-party smelters, the performance obligation is satisfied when risk of loss is transferred to the customer. The contracts, in general, provide for provisional payment based upon provisional assays and historical metal prices. Final settlement is based on the applicable price for the specified future quotational period and generally occurs three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final metal settlement.
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
The Company’s gold stream agreement with Franco-Nevada provided for a $22.0 million deposit paid by Franco-Nevada in exchange for the right and obligation, commencing in 2016, to purchase 50% of a portion of Palmarejo gold production at the lesser of $800 or market price per ounce. Because there is no minimum obligation associated with the deposit, it is not considered financing, and each shipment is considered to be a separate performance obligation. The stream agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada.
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
The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré at the Rochester mine and a form of gold electrolytic cathodic sludge at the Wharf mine, representing the final product produced by each mine. The inventory is stated at lower of cost or net realizable value, with cost being determined using a weighted average cost method.
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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. As of December 31, 2023, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 25,659 and 3.9 million, respectively.
Reclamation
The Company recognizes obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, Reclamation, and Other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised. See Note 10 -- Reclamation in the notes to the Consolidated Financial Statements for additional information.
Derivatives
The Company is exposed to various market risks, including the effect of changes in metal prices and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP.
The Company, from time to time, uses derivative contracts to protect the Company’s exposure to fluctuations in metal prices. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. Assuming normal market conditions, the change in the market value of such derivative contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The effective portions of cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of revenue from metal sales are recognized as a component of Revenue in the same period as the related sale is recognized. Deferred gains and losses associated with cash flow hedges of foreign currency transactions are recognized as a component of Costs applicable to sales or Predevelopment, reclamation and other in the same period the related expenses are incurred.
For derivatives not designated as hedging instruments, the Company recognizes derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. Changes in the value of derivative instruments not designated as hedging instruments are recorded each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net or Revenue. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates. See Note 14 -- Derivative Financial Instruments and Hedging Activities for additional information.
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
The Company has asserted a partial indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not record a U.S. deferred tax liability for foreign earnings that meet the indefinite reversal criteria. Refer to Note 11 -- Income and Mining Taxes for further discussion on our assertion.
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

Other Liquidity Matters
We believe that our liquidity and capital resources in the U.S. are adequate to fund our U.S. operations and corporate activities. The Company has asserted a partial indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.
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

	Year Ended December 31,
In thousands except per share amounts	2023	2022	2021
Net income (loss)	$(103,612)	$(78,107)	$(31,322)
Fair value adjustments, net	(3,384)	66,668	543
Foreign exchange loss (gain)	1,994	1,648	1,994
(Gain) loss on sale of assets and securities	25,197	(64,429)	(4,111)
RMC bankruptcy distribution	(1,516)	(1,651)	—
VAT write-off	—	—	25,982
Loss on debt extinguishment	—	—	9,173
Gain on debt extinguishment	(3,437)	—	—
COVID-19 costs	111	1,739	6,618
Other adjustments	4,814	422	—
Tax effect of adjustments(1)	1,785	(15,349)	(10,270)
Adjusted net income (loss)	$(78,048)	$(89,059)	$(1,393)

Adjusted net income (loss) per share, Basic	$(0.23)	$(0.32)	$(0.01)
Adjusted net income (loss) per share, Diluted	$(0.23)	$(0.32)	$(0.01)
(1) For the year ended December 31, 2023, tax effect of adjustments of $1.8 million (8%) is primarily related to the loss on the sale of the La Preciosa Deferred Consideration.
For the year ended December 31, 2022, tax effect of adjustments of $(15.3) million (-558%) is primarily related to the to the fair value adjustments on the
Company’s equity investments and the derecognition of deferred tax liabilities related to the sale of La Preciosa and the Sterling /Crown exploration properties.
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

	Year Ended December 31,
In thousands except per share amounts	2023	2022	2021
Net income (loss)	$(103,612)	$(78,107)	$(31,322)
Interest expense, net of capitalized interest	29,099	23,861	16,451
Income tax provision (benefit)	35,156	14,658	34,958
Amortization	99,822	111,626	128,315
EBITDA	60,465	72,038	148,402
Fair value adjustments, net	(3,384)	66,668	543
Foreign exchange (gain) loss	459	850	2,779
Asset retirement obligation accretion	16,405	14,232	11,988
Inventory adjustments and write-downs	43,188	49,085	14,738
(Gain) loss on sale of assets and securities	25,197	(64,429)	(4,111)
RMC bankruptcy distribution	(1,516)	(1,651)	—
VAT write-off	—	—	25,982
Loss on debt extinguishment	—	—	9,173
Gain on debt extinguishment	(3,437)	—	—
COVID-19 costs	111	1,739	6,618
Other adjustments	4,814	422	—
Adjusted EBITDA	$142,302	$138,954	$216,112

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
The following tables sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

Consolidated	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flow from operations	$67,288	$25,616	$110,482
Capital expenditures	364,617	352,354	309,781
Free cash flow	$(297,329)	$(326,738)	$(199,299)

Wharf	Quarter Ended December 31,	Year Ended December 31,
(Dollars in thousands)	2023	2023
Cash flow from operations	$28,900	$84,074
Capital expenditures	1,500	2,472
Free cash flow	$27,400	$81,602

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
Year Ended December 31, 2023

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$230,018	$197,663	$178,564	$121,351	$4,018	$731,614
Amortization	(35,709)	(26,392)	(25,905)	(6,694)	(4,018)	(98,718)
Costs applicable to sales	$194,309	$171,271	$152,659	$114,657	$—	$632,896

Metal Sales
Gold ounces	99,043	38,449	84,671	93,348		315,511
Silver ounces	6,534,469	3,339,780		266,156	—	10,140,405

Costs applicable to sales
Gold ($/oz)	$961	$2,138	$1,797	$1,159
Silver ($/oz)	$15.17	$26.67			$—
Year Ended December 31, 2022

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$218,008	$187,792	$194,757	$111,310	$4,912	$716,779
Amortization	(35,432)	(22,626)	(39,032)	(8,247)	(4,912)	(110,249)
Costs applicable to sales	$182,576	$165,166	$155,725	$103,063	$—	$606,530

Metal Sales
Gold ounces	107,157	34,370	108,972	79,469		329,968
Silver ounces	6,695,454	3,028,986	—	47,284	—	9,771,724

Costs applicable to sales
Gold ($/oz)	$886	$2,403	$1,423	$1,283
Silver ($/oz)	$13.09	$27.26			$—
Year Ended December 31, 2021

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$189,717	$151,427	$187,998	$104,617	$4,797	$638,556
Amortization	(36,062)	(20,187)	(54,933)	(11,038)	(4,797)	(127,017)
Costs applicable to sales	$153,655	$131,240	$133,065	$93,579	$—	$511,539

Metal Sales
Gold ounces	108,806	27,697	122,181	91,663		350,347
Silver ounces	6,805,816	3,241,624	—	86,397	—	10,133,837

Costs applicable to sales
Gold ($/oz)	$664	$1,801	$1,086	$997
Silver ($/oz)	$11.97	$25.10			$—

Reconciliation of Costs Applicable to Sales for 2024 Guidance

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$258,870	$129,322	$199,980	$108,330
Amortization	(37,130)	(36,990)	(33,530)	(6,330)
Costs applicable to sales	$221,740	$92,332	$166,450	$102,000
By-product credit	—	—	—	(2,550)
Adjusted costs applicable to sales	$221,740	$92,332	$166,450	$99,450

Metal Sales
Gold ounces	100,350	28,130	103,790	90,000
Silver ounces	6,516,830	3,927,890		105,920

Revenue Split
Gold	51%	38%	100%	100%
Silver	49%	62%

Adjusted costs applicable to sales
Gold ($/oz)	$1,075 - $1,275	$1,200 - $1,400	$1,525 - $1,725	$1,100 - $1,200
Silver ($/oz)	$16.50 - $17.50	$14.00 - $16.00

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 14 -- Derivative Financial Instruments in the notes to the Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at December 31, 2023 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $1,971 and $1,794 per ounce, respectively, and a short-term and long-term silver price of $23.20 and $23.17 per ounce, respectively.
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

Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 94,950 and 3.1 million ounces of gold and silver, respectively, at December 31, 2023 that settle monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp up, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $2,076 per ounce of gold and $25.16 per ounce of silver. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in Item 1A of this Report.
At December 31, 2023, the fair value of the gold forward contracts was a liability of $2.0 million and the fair value of the silver forward contracts was an asset of $3.3 million. For the year ended December 31, 2023, the Company recognized gains of $3.7 million and $7.0 million related to expired gold and silver contracts, respectively, in Revenue and the remaining outstanding gold and silver forward contracts were included in Accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at December 31, 2023 would result in a net realized loss and gain of $14.8 million and $23.7 million, respectively. A 10% increase and decrease in the price of silver at December 31, 2023 would result in a net realized loss and gain of $3.8 million and $11.1 million, respectively. The December 31, 2023 closing price of gold and silver was $2,078 and $23.79 per ounce, respectively. As of February 20, 2024, the closing price of gold and silver was $2,029 and $23.06, per ounce, respectively.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At December 31, 2023, the Company had outstanding provisionally priced sales of 15,537 ounces of gold at an average price of $2,032. Changes in gold prices resulted in provisional pricing mark-to-market gain of $30 thousand during the twelve months ended December 31, 2023. A 10% change in realized gold prices would cause revenue to vary by $3.2 million.
Foreign Currency
The Company operates, or has mineral interests, in several foreign countries including Canada, Mexico, and New Zealand, which exposes it to foreign currency exchange rate risks. Foreign currency exchange rates are influenced by world market factors beyond the Company’s control, such as supply and demand for U.S. and foreign currencies and related monetary and fiscal policies. Fluctuations in local currency exchange rates in relation to the U.S. dollar may significantly impact profitability and cash flow.
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at December 31, 2023.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at December 31, 2023.
Investment Risk
Equity Price Risk
The Company is exposed to changes in the fair value of our investments in equity securities. The Company had no equity securities at December 31, 2023.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024 expressed an unqualified opinion.
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
Ore on Leach Pads and long-term stockpile – Rochester mine
As described further in Notes 2 and 5 to the consolidated financial statements, the Company’s ore on leach pads balance was $105 million, which includes $88 million at the Company’s Rochester mine, as of December 31, 2023. The balance is comprised of a current balance of $62 million and a non-current balance of $26 million. The Rochester mine long-term stockpile balance is $47 million as of December 31, 2023. The measurement and valuation of the ore on leach pads and long-term stockpile balances involve significant management estimates and assumptions related to the measurement of metal content of ore placed on the leach pads and long-term stockpile, including estimates pertaining to recovery rates and ore grades. The balances are determined based on actual production costs incurred to produce and place ore on the leach pads and long-term stockpile, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads and long-term stockpile for the Rochester mine as a critical audit matter.

The principal considerations for our determination that Rochester’s ore on leach pads and long-term stockpile is a critical audit matter are that certain management assumptions are complex and have a higher degree of estimation uncertainty and changes in these assumptions could have a significant impact on the balance. In turn, auditing these amounts required significant auditor judgement.
Our audit procedures related to Rochester’s ore on leach pads and long-term stockpile included the following, among others.
•We obtained and tested Rochester’s 2023 roll forward of the estimated ounces and costs added to, and recovered from the Company’s leach pads and stockpile and reconciled the ending amounts of ounces and costs to the Company’s inventory and production records and tested certain assumptions, such as estimated recovery rates, and ore grades.
•We tested the Company’s lower of cost or market analysis and related adjustments.
•For the roll forward of estimated ounces, we assessed the completeness and accuracy of mining production information, including tests of daily tonnage processed.
•We evaluated management’s laboratory procedures related to assay testing used to estimate ore grade.
•We evaluated the Company’s use of specialists and their qualifications and experience related to their input on the recovery rates and ore grades estimates used by management in its calculation of ore on leach pads and long-term stockpile balances.
•We assessed the estimated timing of recoveries, which management uses in classifying current and non-current portions of the ore on leach pads balance.
•We tested the effectiveness of management’s controls over mining production information, estimating the recovery rates, ore grades, lower of cost or market calculations, and inventory roll forward related to recording Rochester’s balance of ore on leach pads and long-term stockpile.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.

Chicago, Illinois
February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
February 21, 2024

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2023	December 31, 2022
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$61,633	$61,464
Receivables	4	31,035	36,333
Inventory	5	76,661	61,831
Ore on leach pads	5	79,400	82,958
Equity securities	6	—	32,032
Prepaid expenses and other		18,526	25,814
		267,255	300,432
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	1,688,288	1,389,755
Ore on leach pads	5	25,987	51,268
Restricted assets		9,115	9,028
Equity securities	6	—	12,120
Receivables	4, 13	23,140	22,023
Other	5	67,063	61,517
TOTAL ASSETS		$2,080,848	$1,846,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$115,110	$96,123
Accrued liabilities and other	19	140,913	92,863
Debt	8, 9	22,636	24,578
Reclamation	10	10,954	5,796
		289,613	219,360
NON-CURRENT LIABILITIES
Debt	8, 9	522,674	491,355
Reclamation	10	203,059	196,635
Deferred tax liabilities		12,360	14,459
Other long-term liabilities		29,239	35,318
		767,332	737,767
COMMITMENTS AND CONTINGENCIES	18
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 386,282,957 issued and outstanding at December 31, 2023 and 295,697,624 at December 31, 2022		3,863	2,957
Additional paid-in capital		4,139,870	3,891,265
Accumulated other comprehensive income (loss)		1,331	12,343
Accumulated deficit		(3,121,161)	(3,017,549)
		1,023,903	889,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,080,848	$1,846,143
The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year Ended December 31,
		2023	2022	2021
	Notes	In thousands, except share data
Revenue	3	$821,206	$785,636	$832,828
COSTS AND EXPENSES
Costs applicable to sales(1)	3	632,896	606,530	511,539
Amortization		99,822	111,626	128,315
General and administrative		41,605	39,460	40,399
Exploration		30,962	26,624	51,169
Pre-development, reclamation, and other	15	54,636	40,647	44,567
Total costs and expenses		859,921	824,887	775,989
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment	9	3,437	—	(9,173)
Fair value adjustments, net	13	3,384	(66,668)	(543)
Interest expense, net of capitalized interest	9	(29,099)	(23,861)	(16,451)
Other, net	15	(7,463)	66,331	(27,036)
Total other income (expense), net		(29,741)	(24,198)	(53,203)
Income (loss) before income and mining taxes		(68,456)	(63,449)	3,636
Income and mining tax (expense) benefit	11	(35,156)	(14,658)	(34,958)
NET INCOME (LOSS)		$(103,612)	$(78,107)	$(31,322)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(318)	37,445	22,783
Reclassification adjustments for realized (gain) loss on cash flow hedges		(10,694)	(23,890)	(12,859)
Other comprehensive income (loss)		(11,012)	13,555	9,924
COMPREHENSIVE INCOME (LOSS)		$(114,624)	$(64,552)	$(21,398)

NET INCOME (LOSS) PER SHARE	16
Basic income (loss) per share:
Basic		$(0.30)	$(0.28)	$(0.13)

Diluted		$(0.30)	$(0.28)	$(0.13)
(1) Excludes amortization.

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2023	2022	2021
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(103,612)	$(78,107)	$(31,322)
Adjustments:
Amortization		99,822	111,626	128,315
Accretion		16,381	14,850	12,897
Deferred taxes		(1,495)	(18,450)	(10,932)
Gain on debt extinguishment	9	(3,437)	—	9,173
Fair value adjustments, net	13	(3,384)	63,529	543
Stock-based compensation	12	11,361	10,030	13,660
Gain on the sale of Sterling/Crown		—	(62,249)	—
Loss on the sale of assets		25,197	—	—
Write-downs	5	40,247	45,978	38,596
Deferred revenue recognition	18	(25,468)	(15,887)	(16,226)
Other		3,215	542	911
Changes in operating assets and liabilities:
Receivables		933	4,452	(983)
Prepaid expenses and other current assets		(461)	240	489
Inventory and ore on leach pads		(47,592)	(51,448)	(27,628)
Accounts payable and accrued liabilities		55,581	510	(7,011)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		67,288	25,616	110,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(364,617)	(352,354)	(309,781)
Proceeds from the sale of assets		8,546	165,829	6,824
Purchase of investments		—	—	(1,955)
Sale of investments		47,611	40,469	935
Proceeds from notes receivable		5,000	—	—
Other		(239)	(107)	(99)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(303,699)	(146,163)	(304,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	16	168,964	147,408	—
Issuance of notes and bank borrowings, net of issuance costs	9	598,000	320,000	592,493
Payments on debt, finance leases, and associated costs	8, 9	(528,541)	(338,721)	(430,101)
Other		(2,370)	(3,661)	(4,256)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		236,053	125,026	158,136
Effect of exchange rate changes on cash and cash equivalents		567	401	(423)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		209	4,880	(35,881)
Cash, cash equivalents and restricted cash at beginning of period		63,169	58,289	94,170
Cash, cash equivalents and restricted cash at end of period		$63,378	$63,169	$58,289

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	243,752	$2,438	$3,610,297	$(2,908,120)	$(11,136)	$693,479
Net income (loss)	—	—	—	(31,322)	—	(31,322)
Other comprehensive income (loss)	—	—	—	—	9,924	9,924
Common stock issued for investment	12,786	128	118,649			118,777
Common stock issued/canceled under long-term incentive plans and director fees and options, net	381	3	9,401	—	—	9,404
Balances at December 31, 2021	256,919	$2,569	$3,738,347	$(2,939,442)	$(1,212)	$800,262
Net income (loss)	—	—	—	(78,107)	—	(78,107)
Other comprehensive income (loss)	—	—	—	—	13,555	13,555
Common stock issued under "at the market" stock offering	36,820	368	146,547	—	—	146,915
Common stock issued/canceled under long-term incentive plans and director fees and options, net	1,959	20	6,371	—	—	6,391
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(103,612)	—	(103,612)
Other comprehensive income (loss)	—	—	—	—	(11,012)	(11,012)
Common stock issued under "at the market" stock offering	54,562	546	147,020	—	—	147,566
Common stock issued for the extinguishment of Senior Notes	25,191	253	71,999	—	—	72,252
Common stock issued under Private Placement Offering	8,276	83	20,935	—	—	21,018
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,556	24	8,651	—	—	8,675
Balances at December 31, 2023	386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Risks and uncertainties
As a mining company, the revenue, profitability and future rate of growth of the Company are substantially dependent on the prevailing prices for gold, silver, zinc and lead. The prices of these metals are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce. Further, the carrying value of the Company’s property, plant and equipment and mining properties, net, inventories and ore on leach pads are particularly sensitive to the outlook for commodity prices. A decline in the Company’s price outlook from current levels could result in material impairment charges related to these assets.
In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements and impacts of global events such as future pandemics could result in material impairment charges related to these assets.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Receivables
Trade receivables and other receivable balances are recognized net of an allowance for credit losses. The allowance represents the portion of the amortized cost basis that the Company does not expect to collect due to credit over the contractual life of the receivables, taking into considered past events, current conditions and reasonable and supportable forecasts of future economic conditions. As of December 31, 2023, the amount of credit loss recognized is not significant.
Ore on Leach Pads
The heap leach process extracts silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.
The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue and are assayed to determine estimated quantities of contained metal. The Company then processes the ore through crushing facilities where the output is again weighed and sampled for assaying. A metallurgical reconciliation with the data collected from the mining operation is completed with appropriate adjustments made to previous estimates. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré at the Rochester mine and a form of gold electrolytic cathodic sludge at the Wharf mine, representing the final product produced by each mine. The inventory is stated at lower of cost or net realizable value, with cost being determined using a weighted average cost method.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. As of December 31, 2023, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 25,659 and 3.9 million, respectively.
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
Property, Plant, and Equipment and Mining Properties, Net
Expenditures for new facilities, assets acquired pursuant to finance leases, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities, lease term, or the useful life of the individual assets. Productive lives range from 7 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Certain mining equipment is depreciated using the units-of-production method based upon estimated total proven and probable reserves.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

estimated life of the ore body generally based on recoverable ounces to be mined from proven and probable reserves. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into mineral reserve. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $10.0 million and $21.6 million in the years ended December 31, 2023 and 2022, respectively, were capitalized.
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
Impairment of Long-lived Assets
We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold, silver, lead and zinc prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.
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
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2023 and 2022, the Company held certificates of deposit and cash under these agreements of $9.1 million and $9.0 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have elected to not recognize operating lease assets and liabilities for short-term leases that have a lease term of twelve months or less. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 8 -- Leases for additional information related to the Company’s operating and finance leases.
Reclamation
The Company recognizes obligations for the expected future retirement of tangible long-lived assets and other associated asset retirement costs. The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period in Pre-development, reclamation, and other. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected prospectively in the period an estimate is revised. See Note 10 -- Reclamation for additional information.
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
For derivatives not designated as hedging instruments, the Company recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Changes in the value of derivative

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

instruments not designated as hedging instruments are recorded each period in the Consolidated Statements of Comprehensive Income (Loss) in Fair value adjustments, net or Revenue. Management applies judgment in estimating the fair value of instruments that are highly sensitive to assumptions regarding commodity prices, market volatilities, and foreign currency exchange rates. See Note 14 -- Derivative Financial Instruments and Hedging Activities for additional information.
Stock-based Compensation
The Company estimates the fair value of stock options using the Black-Scholes option pricing model using market comparison. Stock options granted are accounted for as equity-based awards. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock-based compensation are included in General and administrative expenses, Costs applicable to sales, and Property, plant, and equipment, net as deemed appropriate.
The fair value of restricted stock is based on the Company's stock price on the date of grant. The fair value of performance leverage stock units with market conditions is determined using a Monte Carlo simulation model. Stock based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company's performance, and related tax impacts. See Note 12 -- Stock-Based Compensation for additional information.
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
Under the Company’s concentrate sales contracts with third-party smelters, metal prices are set on a specified future quotational period, typically one to three months after the shipment date, based on market prices. When the Company sells gold concentrate to the third-party smelters, the performance obligation is satisfied when risk of loss is transferred to the customer. The contracts, in general, provide for provisional payment based upon provisional assays and historical metal prices. Final settlement is based on the applicable price for the specified future quotational period and generally occurs three to six months after shipment. The Company’s provisionally priced sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates measured at the forward price at the time of sale. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through revenue each period until the date of final metal settlement.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Standards
In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method” which is intended to make amendments to the fair value hedge accounting previously issued in ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The new standard is effective for reporting periods beginning after December 15, 2022. The standard introduced the portfolio layer method allowing multiple hedged layers of a single closed portfolio when applying fair value hedge accounting. The Company adopted the new derivatives and hedging standards effective January 1, 2023 and does not expect the new derivatives and hedging standard to have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – SEGMENT REPORTING
The Company’s operating segments include the Palmarejo, Rochester, Kensington and Wharf mines and Silvertip exploration property. Except for the Silvertip exploration property, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip exploration property, which suspended mining and processing activities in February 2020, is engaged in the discovery of silver, zinc and lead. Other includes the Sterling/Crown exploration properties (which were sold in the fourth quarter of 2022), other mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts. In 2022, the Company disposed of the Sterling/Crown exploration properties and La Preciosa project, see Note 20 -- Dispositions for additional information.
Financial information relating to the Company’s segments is as follows (in thousands):

Year Ended December 31, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$155,036	$75,571	$162,010	$183,060	$—	$—	$575,677
Silver sales	158,171	80,451	468	6,439	—	—	245,529
Metal sales	313,207	156,022	162,478	189,499	—	—	821,206
Costs and Expenses
Costs applicable to sales(1)	194,309	171,271	152,659	114,657	—	—	632,896
Amortization	35,709	26,392	25,905	6,694	4,018	1,104	99,822
Exploration	7,840	1,221	7,900	—	12,251	1,750	30,962
Other operating expenses	8,064	26,005	3,440	4,157	17,104	37,471	96,241
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	3,437	3,437
Fair value adjustments, net	—	—	—	—	—	3,384	3,384
Interest expense, net	844	(1,603)	(1,744)	(329)	(63)	(26,204)	(29,099)
Other, net(3)	4,590	(293)	(311)	(396)	(129)	(10,924)	(7,463)
Income and mining tax (expense) benefit	(26,016)	(816)	—	(7,047)	—	(1,277)	(35,156)
Net Income (loss)	$46,703	$(71,579)	$(29,481)	$56,219	$(33,565)	$(71,909)	$(103,612)
Segment assets(2)	$312,879	$1,081,442	$171,602	$102,245	$215,545	$59,324	$1,943,037
Capital expenditures	$41,766	$263,401	$53,316	$2,472	$2,867	$795	$364,617
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 15 -- Additional Comprehensive Income (Loss) Detail for additional detail

Year Ended December 31, 2022	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$157,595	$64,460	$201,859	$148,963	$—	$—	$572,877
Silver sales	145,839	65,203	634	1,083	—	—	212,759
Metal sales	303,434	129,663	202,493	150,046	—	—	785,636
Costs and Expenses
Costs applicable to sales(1)	182,576	165,166	155,725	103,063	—	—	606,530
Amortization	35,432	22,626	39,032	8,247	4,912	1,377	111,626
Exploration	6,605	4,627	6,637	—	4,628	4,127	26,624
Other operating expenses	4,372	7,540	1,685	1,379	22,322	42,809	80,107
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	(66,668)	(66,668)
Interest expense, net	(12)	(810)	(1,446)	(66)	(176)	(21,351)	(23,861)
Other, net(3)	3,204	(306)	(206)	(62)	(354)	64,055	66,331
Income and mining tax (expense) benefit	(28,771)	876	127	(2,868)	—	15,978	(14,658)
Net Income (loss)	$48,870	$(70,536)	$(2,111)	$34,361	$(32,392)	$(56,299)	$(78,107)
Segment assets(2)	$295,715	$809,116	$148,516	$105,209	$244,151	$67,275	$1,669,982
Capital expenditures	$42,648	$246,360	$31,456	$3,138	$24,797	$3,955	$352,354
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 15 -- Additional Comprehensive Income (Loss) Detail for additional detail

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended December 31, 2021	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$150,098	$49,659	$214,635	$164,519	$—	$—	$578,911
Silver sales	170,176	81,163	370	2,208	—	—	253,917
Metal sales	320,274	130,822	215,005	166,727	—	—	832,828
Costs and Expenses
Costs applicable to sales(1)	153,655	131,240	133,065	93,579	—	—	511,539
Amortization	36,062	20,187	54,933	11,038	4,797	1,298	128,315
Exploration	8,561	6,016	6,656	143	15,287	14,506	51,169
Other operating expenses	4,442	5,915	6,285	1,770	26,090	40,464	84,966
Other income (expense)
Loss on debt extinguishment	—	—	—	—	—	(9,173)	(9,173)
Fair value adjustments, net	—	—	—	—	—	(543)	(543)
Interest expense, net	(592)	(1,034)	(704)	(145)	1,276	(15,252)	(16,451)
Other, net(3)	(28,198)	(328)	(164)	1,634	(406)	426	(27,036)
Income and mining tax (expense) benefit	(29,730)	559	(414)	(4,799)	1,478	(2,052)	(34,958)
Net Income (loss)	$59,034	$(33,339)	$12,784	$56,887	$(43,826)	$(82,862)	$(31,322)
Segment assets(2)	$294,893	$559,283	$142,926	$87,579	$230,617	$109,636	$1,424,934
Capital expenditures	$36,539	$166,548	$27,522	$8,072	$70,069	$1,031	$309,781
(1) Excludes amortization
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests
(3) See Note 15 -- Additional Comprehensive Income (Loss) Detail for additional detail

Assets	December 31, 2023	December 31, 2022
Total assets for reportable segments	$1,943,037	$1,669,982
Cash and cash equivalents	61,633	61,464
Other assets	76,178	114,697
Total consolidated assets	$2,080,848	$1,846,143
Geographic Information

Long-Lived Assets	December 31, 2023	December 31, 2022
United States	$1,201,988	$899,960
Mexico	256,906	251,950
Canada	229,242	237,723
Other	152	122
Total	$1,688,288	$1,389,755

Revenue	Year ended December 31,
	2023	2022	2021
United States	$507,999	$482,202	$512,554
Mexico	313,207	303,434	320,274
Total	$821,206	$785,636	$832,828

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company's doré, as well as the electrolytic cathodic sludge produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had seven trading counterparties at December 31, 2023. The Company's sales of doré or electrolytic cathodic sludge product produced by the Palmarejo, Rochester, and Wharf mines amounted to approximately 80%, 74%, and 74%, of total metal sales for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company's gold concentrate product from the Kensington mine is sold under a long term offtake agreement and is shipped to geographically diverse third-party smelters who are responsible for arranging the smelting of the concentrate. The Company’s sales of concentrate produced by the Kensington amounted to approximately 20%, 26%, and 26% of total metal sales for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not have a material adverse effect on the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year ended December 31,
Customer	2023	2022	2021	Segments reporting revenue
Bank of Montreal	$367.2	$341.5	$98.7	Palmarejo, Rochester, Wharf
Ocean Partners	$346.2	$168.9	$176.4	Palmarejo, Kensington
Asahi	$63.7	$125.3	$323.8	Palmarejo, Rochester, Kensington, Wharf

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	December 31, 2023	December 31, 2022
Current receivables:
Trade receivables	$3,858	$6,302
VAT receivable	15,634	10,741
Income tax receivable	10,207	9,719
Avino note receivable (1)	—	4,926
Gold and silver forwards realized gains (2)	615	4,059
Other	721	586
	$31,035	$36,333
Non-current receivables:
Other tax receivable (3)	$9,111	$—
Deferred cash consideration (1)	834	7,677
Contingent consideration (1)	13,195	14,346
	$23,140	$22,023
Total receivables	$54,175	$58,356
(1) See Note 13 -- Fair Value Measurements for additional details on the Avino note receivable, deferred cash consideration and contingent consideration.
(2) Represents realized gains on gold and silver forward hedges from December 2023 that contractually settle in subsequent months. See Note 14 -- Derivative Financial Instruments & Hedging for additional details on the gold and silver forward hedges.
(3) Consists of exploration credit refunds at Silvertip.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	December 31, 2023	December 31, 2022
Inventory:
Concentrate	$3,606	$2,869
Precious metals	20,395	12,636
Supplies	52,660	46,326
	$76,661	$61,831
Ore on Leach Pads:
Current	$79,400	$82,958
Non-current	25,987	51,268
	$105,387	$134,226

Long-term Stockpile (included in Other)	$46,702	$28,840

Total Inventory and Ore on Leach Pads	$228,750	$224,897

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. In the year ended December 31, 2023, the cost of stock pile, leach pad and metal inventory at Rochester exceeded its net realizable value, which resulted in non-cash write down of $45.6 million ($39.9 million was recognized in Costs applicable to sales and $5.8 million in Amortization).

NOTE 6 – INVESTMENTS
Equity Securities
    From time to time, the Company makes strategic investments in equity securities of silver and gold exploration, development and royalty and streaming companies or receives securities as transaction consideration. The Company had no outstanding investments in equity securities as of December 31, 2023.

	At December 31, 2023		At December 31, 2022
In thousands	Cost	Estimated Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Equity Securities
Victoria Gold Corp.	$—	$—	$70,560	$(38,528)	$—	$32,032
Integra Resources Corp.	—	—	9,455	(7,115)	—	2,340
Avino Silver & Gold Mines Ltd	—	—	13,720	(4,199)	—	9,521
Other	—	—	2,233	(1,974)	—	259
Equity securities	$—	$—	$95,968	$(51,816)	$—	$44,152
Changes in the fair value of the Company’s investment in equity securities are recognized each period in the Consolidated Statement of Comprehensive Income (Loss) in Fair value adjustments, net. See Note 13 -- Fair Value Measurements for additional details.
In January 2023, the Company sold 6.0 million shares of common stock of Victoria Gold (“Victoria Gold Common Shares”) at a price of $6.70 per share, for net proceeds of $39.8 million.
In May 2023, the Company sold 3.7 million shares of common stock of Integra Resources Corporation (“Integra Common Shares”) at a price of $0.48 per share, for net proceeds of $1.8 million.
In October and November 2023, the Company sold 14.0 million shares of common stock of Avino Silver & Gold Mines (“Avino Common Shares”) at a price of $0.43 per share, for net proceeds of $6.1 million.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	December 31, 2023	December 31, 2022
Mine development	$1,358,189	$1,533,385
Mineral interests	809,912	821,112
Land	8,318	8,242
Facilities and equipment(1)	947,435	800,957
Construction in progress(2)	612,865	236,019
Total	$3,736,719	$3,399,715
Accumulated depreciation, depletion and amortization(3)	(2,048,431)	(2,009,960)
Property, plant and equipment and mining properties, net	$1,688,288	$1,389,755
(1) Includes $127.6 million and $148.2 million associated with facilities and equipment assets under finance leases at December 31, 2023 and December 31, 2022, respectively.
(2) Includes $471.7 million and $139.7 million of construction costs related to the Rochester Expansion project at December 31, 2023 and December 31, 2022, respectively.
(3) Includes $37.6 million and $80.3 million of accumulated amortization related to assets under finance leases at December 31, 2023 and December 31, 2022, respectively.

NOTE 8 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Year ended December 31,
In thousands	2023	2022	2021
Lease Cost
Operating lease cost	$12,536	$11,939	$12,585

Short-term operating lease cost	$12,223	$10,573	$11,219

Finance Lease Cost:
Amortization of leased assets	$27,985	$21,571	$21,685
Interest on lease liabilities	3,762	5,084	4,632
Total finance lease cost	$31,747	$26,655	$26,317
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
In thousands	2023	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,759	$22,511	$24,009
Operating cash flows from finance leases	$3,762	$5,084	$4,632
Financing cash flows from finance leases	$24,505	$31,316	$31,544

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental balance sheet information related to leases was as follows:

In thousands	December 31, 2023	December 31, 2022
Operating Leases
Other assets, non-current	$14,064	$24,603

Accrued liabilities and other	9,975	11,560
Other long-term liabilities	6,340	14,946
Total operating lease liabilities	$16,315	$26,506

Finance Leases
Property and equipment, gross	$127,591	$148,174
Accumulated depreciation	(37,612)	(80,336)
Property and equipment, net	$89,979	$67,838

Debt, current	$22,636	$24,578
Debt, non-current	52,558	42,143
Total finance lease liabilities	$75,194	$66,721

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	2.03	1.76
Weighted-average remaining lease term - operating leases	5.19	4.44

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	6.1%	5.2%
Weighted-average discount rate - operating leases	5.3%	5.2%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of December 31, 2023 (In thousands)
	Operating leases	Finance leases
2024	$10,075	$26,391
2025	817	24,465
2026	756	15,381
2027	890	8,474
2028	941	10,288
Thereafter	5,576	—
Total	$19,055	$84,999
Less: imputed interest	(2,740)	(9,805)
Net lease obligation	$16,315	$75,194

NOTE 9 – DEBT

	December 31, 2023		December 31, 2022
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$295,115	$—	$369,212
Revolving Credit Facility(2)	—	175,000	—	80,000
Finance lease obligations	22,636	52,559	24,578	42,143
	$22,636	$522,674	$24,578	$491,355
(1) Net of unamortized debt issuance costs of $3.9 million and $5.8 million at December 31, 2023 and December 31, 2022, respectively.
(2) Unamortized debt issuance costs of $2.8 million and $3.6 million at December 31, 2023 and December 31, 2022, respectively, included in Other Non-Current Assets.

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
As of February 15, 2024, the Company may redeem some or all of the 2029 Senior Notes at redemption prices set forth in the Indenture, together with accrued and unpaid interest.
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
During the year ended December 31, 2023, the Company exchanged $76.0 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 25.2 million shares of its common stock. Based on the closing price of the Company’s common stock on the dates of the exchanges, the exchanges resulted in an aggregate gain of $3.4 million on debt extinguishment. The exchange transactions represent non-cash financing activity in the Consolidated Statement of Cash Flow.
Revolving Credit Facility
In September 2017, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a $200.0 million senior secured revolving credit facility (“RCF”) pursuant to a credit agreement, dated as of September 29, 2017 (as subsequently amended, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent and Bank of America, N.A., Royal Bank of Canada, Bank of Montreal, Chicago Branch, the Bank of Nova Scotia and ING Capital LLC, as lenders (the “Credit Agreement”) with an original term of four years. Loans under the RCF bear interest at a rate equal to either a base rate plus a margin ranging from 1.00% to 1.75% or an adjusted LIBOR rate plus a margin ranging from 2.00% to 2.75%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period. In October 2018, the Company entered into an amendment to the Credit Agreement to increase the RCF by $50.0 million from $200.0 million to $250.0 million and extend the term by approximately one year to October 2022. In April and August of 2019, the Company entered into amendments to the Credit Agreement to, among other items, modify the financial covenants to provide greater flexibility in 2019. On December 14, 2020, the Company entered into an amendment to the Credit Agreement to increase the RCF from $250.0 million to $300.0 million and to include ING Capital LLC as an incremental lender on the RCF. On March 1, 2021, the Company entered into a fifth amendment to the Credit Agreement to, among other things, (i) extend the maturity date of the RCF to March 2025 and (ii) permit the Company to obtain one or more increases of the RCF, then-currently in the amount of $300.0 million, in an aggregate amount of up to $100.0 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase.
On May 2, 2022, the Company entered into an amendment (the “May Amendment”) to the Credit Agreement to increase the RCF from $300.0 million to $390.0 million and to include Goldman Sachs Bank USA as a lender on the RCF.
On November 9, 2022, the Company entered into an amendment (the “November Amendment”) to the RCF. The November Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility under the consolidated net leverage ratio requirement through December 31, 2023, with the ratio returning to the original level as outlined in the RCF starting with March 31, 2024 (the “Amendment Period”), (2) allows up to $50 million for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through early 2023, (4) requires the Company to repay outstanding amounts under the RCF if cash-on-hand exceeds $60 million during the Amendment Period, and (5) restricts certain payments and the incurrence of certain liens during the Amendment Period.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
On August 9, 2023, the Company entered into an amendment (the “August Amendment”) to the RCF. The August Amendment, among other things, (1) modifies the financial covenants to provide greater flexibility during the final stages of the Rochester expansion under (a) the consolidated net leverage and consolidated senior secured leverage ratios at September 30, 2023 through March 31, 2024, with the ratios returning to the previous levels at June 30, 2024 and (b) the consolidated interest coverage ratio at June 30, 2023 through September 30, 2023 with the ratio returning to the previous level at December 31, 2023, (2) allows up to $50 million, through June 30, 2024, stepping down to $40 million in September 31, 2024, $30 million in December 31, 2024 and $15 million thereafter, for integration costs or costs associated with establishing new facilities and certain costs associated with LCM adjustments at Rochester to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF, (3) increases the interest rate on certain borrowings through June 30, 2024, and (4) restricts certain acquisitions through March 31, 2024.
On February 21, 2024, the Company entered into an amendment (the “February 2024 Amendment”) to the RCF. The February 2024 Amendment, among other things, (1) extends the term of the RCF by approximately 2 years so that it now matures in February 2027, (2) increases the RCF by $10 million from $390 million to $400 million, (3) adds Fédération Des Caisses Desjardins Du Québec and National Bank of Canada as lenders on the RCF, (4) permits the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase, (5) allows for unencumbered domestic cash to be included in the calculation of the consolidated net leverage ratio, and (6) allows up to $15 million of non-capitalized underground mine development costs related to Silvertip to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF.
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
At December 31, 2023, the Company had $175.0 million drawn at a weighted-average interest rate of 9.2%, $29.6 million in outstanding letters of credit and $185.4 million available under the RCF. Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the year ended December 31, 2023, the Company entered into new lease financing arrangements for mining equipment at Rochester and Kensington for $35.2 million. The new finance lease arrangements represent non-cash investing activities in the Consolidated Statement of Cash Flow. Coeur secured a finance lease package for nearly $60.0 million in 2021, all of which has been funded as of December 31, 2023. This package was earmarked for planned equipment for the Rochester expansion project in 2021, 2022 and 2023 and has an interest rate of 5.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases for additional qualitative and quantitative disclosures related to finance leasing arrangements.
Interest Expense

	Year Ended December 31,
In thousands	2023	2022	2021
2024 Senior Notes	$—	$—	$2,591
2029 Senior Notes	17,288	19,219	16,016
Revolving Credit Facility	17,752	8,503	2,296
Finance lease obligations	3,762	5,084	4,632
Amortization of debt issuance costs	2,709	2,052	1,726
Other debt obligations	2,149	166	303
Capitalized interest	(14,561)	(11,163)	(11,113)
Total interest expense, net of capitalized interest	$29,099	$23,861	$16,451

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. The estimated reclamation and mine closure costs were discounted using credit-adjusted, risk-free interest rates ranging from 7.2% to 10.0%. The asset retirement obligation increased in 2023 due to overall inflationary impacts, increased reclamation and mine closure costs at Rochester associated with the POA 11 expansion project and additional costs at Wharf and Rochester associated with the existing open pit and leach pad operations. This was partially offset by a decrease at Kensington attributable to the timing of reclamation and mine closure costs resulting from the mine life extension.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year Ended December 31,
In thousands	2023	2022
Asset retirement obligation - Beginning	$202,431	$181,888
Accretion	16,405	14,232
Additions and changes to estimates	991	13,001
Disposition of Sterling/Crown exploration properties	—	(1,840)
Settlements	(5,814)	(4,850)
Asset retirement obligation - Ending (1)	$214,013	$202,431
(1) December 31, 2023 includes $11.0 million of asset retirement obligation that is expected to be paid in the next twelve months.

NOTE 11 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year Ended December 31,
In thousands	2023	2022	2021
United States	$(107,021)	$(107,477)	$(34,196)
Foreign	38,565	44,028	37,832
Total	$(68,456)	$(63,449)	$3,636
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year Ended December 31,
In thousands	2023	2022	2021
Current:
United States	$981	$(21)	$25
United States — State mining taxes	(7,047)	(2,936)	(5,691)
United States — Foreign withholding tax	(119)	(300)	(862)
Canada	(848)	(305)	—
Mexico	(30,222)	(29,546)	(31,175)
Other	—	—	—
Deferred:
United States	305	215	(651)
United States — State mining taxes	(1,076)	5,558	1,037
Canada	—	254	1,224
Mexico	2,870	12,423	1,135
Other	—	—	—
Income tax (expense) benefit	$(35,156)	$(14,658)	$(34,958)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

	Year Ended December 31,
In thousands	2023	2022	2021
Income and mining tax (expense) benefit at statutory rate	$14,376	$13,249	$(764)
State tax provision from continuing operations	4,859	2,871	2,009
Change in valuation allowance	(36,778)	(36,670)	(28,615)
Percentage depletion	5,649	3,538	4,968
Uncertain tax positions	6	655	920
U.S. and foreign permanent differences	(3,056)	365	4,105
Foreign exchange rates	1,179	(145)	(384)
Foreign inflation and indexing	3,077	2,897	(1,087)
Foreign tax rate differences	(3,911)	(4,994)	(4,901)
Mining, foreign withholding, and other taxes	(18,265)	(11,070)	(12,599)
Sale of non-core assets	(1,322)	15,447	—
Other, net	(970)	(801)	1,390
Income and mining tax (expense) benefit	$(35,156)	$(14,658)	$(34,958)
At December 31, 2023 and 2022, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year Ended December 31,
In thousands	2023	2022
Deferred tax liabilities:
Other	$—	$—
	$—	$—
Deferred tax assets:
Net operating loss carryforwards	$302,114	$282,776
Mineral properties	44,244	31,095
Property, plant, and equipment	12,068	12,562
Mining royalty tax	7,345	7,440
Capital loss carryforwards	5,167	1,784
Asset retirement obligation	45,155	44,413
Unrealized foreign currency loss and other	—	—
Accrued expenses	25,321	30,379
Tax credit carryforwards	14,506	16,167
Other long-term assets	11,566	3,914
	$467,486	$430,530
Valuation allowance	(479,846)	(444,989)
	$(12,360)	$(14,459)
Net deferred tax liabilities	$12,360	$14,459
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2023	2022
U.S.	$262,059	$245,899
Canada	194,727	178,310
Mexico	723	441
New Zealand	22,229	19,993
Other	108	346
	$479,846	$444,989
The Company has the following tax attribute carryforwards at December 31, 2023, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$623,108	$440,506	$1,998	$79,886	$429	$1,145,927
Expiration years	2024-2037, Indefinite	2028-2043	2029-2034	Indefinite	2025-2028
Capital losses	—	—	—	—	—	—
Foreign tax credits	10,864	—	—	—	—	10,864
As of December 31, 2023, for U.S. income tax purposes, the Company has federal and state net operating loss carryforwards of $623.1 million and $465.6 million, respectively. U.S. net operating loss carryforwards of $318.5 million arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2024. U.S. net operating loss carryforwards of $304.6 million arising in 2018 and future periods have an indefinite carryforward period. Foreign tax credits expire if unused beginning in 2024.

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

In prior years, the Company had asserted that earnings from its Mexican operations were indefinitely reinvested; however, the Company now intends to repatriate certain earnings from its Mexican operations and has provided deferred income taxes on the planned distributions.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2021	$295
Gross increase to current period tax positions	—
Gross increase to prior period tax positions	24
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	(315)
Unrecognized tax benefits at December 31, 2022	$4
Gross increase to current period tax positions	$—
Gross increase to prior period tax positions	$1
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	$(3)
Unrecognized tax benefits at December 31, 2023	$2
At December 31, 2023, 2022, and 2021, $2 thousand, $4 thousand, and $0.3 million, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2020 for the US federal jurisdiction and from 2016 for certain other foreign jurisdictions. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions with respect to which none of these issues are individually significant, the Company believes that it is reasonably possible that the total amount of its unrecognized income tax liability will decrease less than $0.1 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of nil, nil, and $0.4 million at December 31, 2023, 2022, and 2021, respectively.

NOTE 12 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include restricted stock, performance shares and stock options. Stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 was $11.4 million, $10.0 million and $13.7 million, respectively. At December 31, 2023, there was $8.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes restricted stock activity for the years ended December 31, 2023, 2022, and 2021:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,724,724	$5.26
Granted	932,442	8.88
Vested	(1,179,857)	5.53
Canceled/Forfeited	(332,505)	5.83
Outstanding at December 31, 2021	2,144,804	$6.60
Granted	2,056,121	4.07
Vested	(1,114,513)	6.08
Canceled/Forfeited	(301,802)	5.74
Outstanding at December 31, 2022	2,784,610	$5.05
Granted	3,251,765	2.94
Vested	(1,381,246)	5.09
Canceled/Forfeited	(680,710)	3.66
Outstanding at December 31, 2023	3,974,419	$3.54
At December 31, 2023, there was $4.1 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.8 years.
Performance Shares
Performance shares granted under the Company’s incentive plans are accounted for as equity awards at fair value using a Monte Carlo simulation valuation model. Performance shares granted during and subsequent to 2020 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric. The relative stockholder return metric is included in the determination of the grant date fair value of the performance shares; however, the recognition of compensation cost for performance share awards is based on the results of the internal performance metrics. Performance shares granted prior to 2020 vested at the end of the three-year service period if relative stockholder return and internal performance metrics were met. The existence of a market condition required recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric was met.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes performance shares activity for the years ended December 31, 2023, 2022, and 2021:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,335,102	$4.83
Granted (1)	602,933	10.13
Vested	(143,312)	7.39
Canceled/Forfeited (1)	(404,710)	6.12
Outstanding at December 31, 2021	2,390,013	$5.80
Granted (2)	1,325,418	4.53
Vested	(824,064)	5.54
Canceled/Forfeited (2)	(316,830)	6.11
Outstanding at December 31, 2022	2,574,537	$5.26
Granted (3)	1,816,429	3.16
Vested	(566,891)	4.00
Canceled/Forfeited (3)	(664,165)	4.32
Outstanding at December 31, 2023	3,159,910	$4.52
(1) Includes 1,421 additional shares granted and 141,894 shares cancelled in connection with the vesting of the 2018 award in 2021 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(2) Includes 175,828 additional shares granted in connection with the vesting of the 2019 award in 2022 due to above-target in accordance with the terms of the award.
(3) Includes 26,200 additional shares granted and 468,393 shares cancelled in connection with the vesting of the 2020 award in 2023 due to above-target and below target performance in accordance with the terms of the award.
At December 31, 2023, there was $4.3 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.4 years.
Stock Options
Stock options granted under the Company’s incentive plans generally vest over three years and are exercisable over a period not to exceed ten years from the grant date. The exercise price of stock options is equal to the fair market value of the shares on the date of the grant. The value of each stock option award is estimated using the Black-Scholes option pricing model. Stock options are accounted for as equity awards.
The following table summarizes stock option activity for the years ended December 31, 2023, 2022, and 2021:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	222,273	$15.44
Exercised	(57,721)	7.74
Canceled/forfeited	(16,455)	18.45
Expired	(16,844)	27.45
Outstanding at December 31, 2021	131,253	$16.91
Canceled/forfeited	(5,598)	11.88
Expired	(31,667)	25.19
Outstanding at December 31, 2022	93,988	$14.41
Canceled/forfeited	—	—
Expired	(39,658)	23.90
Outstanding at December 31, 2023	54,330	$7.49

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes outstanding stock options as of December 31, 2023:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	54,330	$7.49	2.4	NA
$10.00-$20.00	—	$—	0.0	NA
$20.00-$30.00	—	$—	0.0	NA
Outstanding	54,330	$7.49	2.4	$—
Vested and expected to vest	54,330	$7.49	2.4	$—
Exercisable	54,330	$7.49	2.4	$—
The total intrinsic value of options exercised for the year ended December 31, 2023 was nil. Cash received from options exercised for the year ended December 31, 2023 was nil and there was no related tax benefit. The grant date fair value for stock options vested during the years ended December 31, 2023, 2022, and 2021 was nil.

NOTE 13 – FAIR VALUE MEASUREMENTS

	Year Ended December 31,
In thousands	2023	2022	2021
Change in the value of equity securities(1)	$3,384	$(63,529)	$(10,476)
Exchange agreement embedded derivative	—	—	9,933
Termination of gold zero cost collars	—	(3,139)	—
Fair value adjustments, net	$3,384	$(66,668)	$(543)
(1) Includes unrealized losses on held equity securities of nil, $47.9 million, and $10.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$318	$—	$318	$—
Silver forwards	3,312	—	3,312	—
	$3,630	$—	$3,630	$—
Liabilities:
Gold forwards	$1,981	$—	$1,981	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value at December 31, 2022
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Equity securities including warrants	$44,152	$43,893	$259	$—
Provisional metal sales contracts	299	—	299	—
Gold forwards	12,343	—	12,343	—
	$56,794	$43,893	$12,901	$—
Liabilities:
Provisional metal sales contracts	$10	$—	$10	$—
The Company’s investments in equity securities were recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy. The common share purchase warrants the Company received as consideration in the La Preciosa project sale were valued using a pricing model with inputs derived from observable market data, including quoted market prices and quoted interest curve rates. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
The Company’s gold and silver forward contracts are valued using pricing models with inputs derived from observable market data, including forward market prices, yield curves, and credit spreads.
No assets or liabilities were transferred between fair value levels in the year ended December 31, 2023.
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2023 and December 31, 2022 is presented in the following table:

	December 31, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$295,115	$271,272	$—	$271,272	$—
Revolving Credit Facility(2)	$175,000	$175,000	$—	$175,000	$—
(1) Net of unamortized debt issuance costs of $3.9 million
(2) Unamortized debt issuance costs of $2.8 million included in Other Non-Current Assets.

	December 31, 2022
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Assets:
Promissory note	$4,926	$4,579	$—	$4,579	$—
Deferred cash consideration	$7,677	$7,317	$—	$7,317	$—
Liabilities:
2029 Senior Notes(1)	$369,212	$291,924	$—	$291,924	$—
Revolving Credit Facility(2)	$80,000	$80,000	$—	$80,000	$—
(1) Net of unamortized debt issuance costs of $5.8 million.
(2) Unamortized debt issuance costs of $3.6 million included in Other Non-Current Assets.
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
In March 2022, the Company completed the sale of the La Preciosa project. The consideration for the sale of La Preciosa project included a promissory note payable to the Company that matured in March 2023 and was paid in full, and deferred cash consideration payable on the first anniversary of initial production from any portion of the La Preciosa project. These assets were valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy. The consideration for the sale of La Preciosa project also included two royalties: a 1.25% net smelter returns royalty on properties covering the Gloria and

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Abundancia areas of the La Preciosa project and a 2.00% gross value royalty on all areas of the La Preciosa project other than the Gloria and Abundancia areas, and contingent consideration of $0.25 per silver equivalent ounce (adjusted for inflation) on any new mineral reserves discovered and declared outside of the current resources area at the La Preciosa project, up to a maximum payment of $50.0 million. These assets were initially measured at fair value at inception and remeasured at fair value on a nonrecurring basis. The fair value of the royalties and the contingent consideration assets were $11.2 million and $1.2 million, respectively, valued as of the date of closing of the transaction and were measured at fair value on a non-recurring basis. The fair value of the royalties and the contingent consideration were valued using Monte Carlo simulation models. The model inputs included significant unobservable inputs and involve significant management judgment. The significant unobservable inputs included assumptions related to metal prices which assumed silver prices ranging from $22 to $25 per ounce and gold prices ranging from $1,700 to $1,930 per ounce as well as volatility assumptions for silver and gold prices (33.5% and 19.0%, respectively), and an assumed weighted average cost of capital of 15.5%. Such instruments are classified as Level 3 of the fair value hierarchy.
In May 2023, the Company sold the La Preciosa Deferred Consideration for cash consideration of $7.0 million and deferred consideration of $1.0 million payable on the first anniversary of initial production from any portion of the La Preciosa project resulting in a loss on the sale of $12.3 million, which was recognized in Other, Net in the Consolidated Statement of Comprehensive Income (Loss). The deferred cash consideration was measured at a fair value of $0.8 million at inception and will be remeasured at fair value on a nonrecurring basis. It was valued using the pricing model with inputs derived from observable market data, including synthetic credit rating and quoted discount rate. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.
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

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
At December 31, 2023, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2024	2025 and Thereafter
Gold forwards
Average gold fixed price per ounce	$2,076	$—
Notional ounces	94,950	—
Silver forwards
Average silver fixed price per ounce	$25.16	$—
Notional ounces	3,099,999	—
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
As of December 31, 2023, the Company had $1.3 million of net after-tax gains in AOCI related to gains from cash flow hedge transactions, of which $1.3 million of net after-tax gains is expected to be recognized in its Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income are dependent on the price of gold and silver for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	December 31, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$1,981
Silver forwards	$3,312	$—	$—

	December 31, 2022
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$12,343	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$(10,627)	$42,043	$—
Silver forwards	10,309	—	—
Gold zero cost collars	—	(4,598)	22,733
Foreign currency forward exchange contracts	—	—	50
	$(318)	$37,445	$22,783

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$(3,697)	$(28,488)	$—
Silver forwards	(6,997)	—	—
Gold zero cost collars	—	4,598	938
Foreign currency forward exchange contracts	—	—	(13,797)
	$(10,694)	$(23,890)	$(12,859)
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
At December 31, 2023, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2024	2025 and Thereafter
Provisional gold sales contracts	$31,570	$—
Average gold price per ounce	$2,032	$—
Notional ounces	15,537	—
The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$318	$—

	December 31, 2022
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$299	$10
The following represent mark-to-market gains (losses) on derivative instruments in the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		Year Ended December 31,
Financial statement line	Derivative	2023	2022	2021
Revenue	Provisional metal sales contracts	$30	$365	$(490)
Fair value adjustments, net	Exchange agreement embedded derivative	—	—	9,933
Fair value adjustments, net	Terminated zero cost collars	—	(3,139)	—
		$30	$(2,774)	$9,443
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

NOTE 15 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Year Ended December 31,
In thousands	2023	2022	2021
COVID-19	$111	$1,739	$6,618
Silvertip ongoing carrying costs	15,616	20,963	24,928
(Gain) loss on sale of assets	12,879	(640)	(4,111)
Asset retirement accretion	16,405	14,232	11,988
Other	9,625	4,353	5,144
Pre-development, reclamation and other	$54,636	$40,647	$44,567

Other, net consists of the following:

	Year Ended December 31,
In thousands	2023	2022	2021
Foreign exchange gain (loss)	$(459)	$(850)	$(2,779)
Gain (loss) on dispositions(1)	(12,318)	63,789	—
VAT write-down	—	—	(25,982)
RMC bankruptcy distribution	1,516	1,651	—
Other	3,798	1,741	1,725
Other, net	$(7,463)	$66,331	$(27,036)
(1) See Note 13 -- Fair Value Measurements and Note 20 — Dispositions for additional details on the gain (loss) on dispositions.

NOTE 16 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the years ended December 31, 2023, 2022 and 2021, there were 1,777,273, 952,664 and 634,419 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31,
In thousands except per share amounts	2023	2022	2021
Net income (loss) available to common stockholders	$(103,612)	$(78,107)	$(31,322)

Weighted average shares:
Basic	343,059	275,178	250,044
Effect of stock-based compensation plans	—	—	—
Diluted	343,059	275,178	250,044

Income (loss) per share:
Basic	$(0.30)	$(0.28)	$(0.13)

Diluted	$(0.30)	$(0.28)	$(0.13)
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
On June 21, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain Canadian accredited investors (the “Investors”) for a private placement offering (the “Private Placement Offering”) of an aggregate of 5,276,154 shares of common stock, par value $0.01 per share, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), which closed on June 27, 2023. The Company granted an over-allotment option of up to 3,000,000 additional flow-through shares, which was exercised in full and closed on July 20, 2023. The proceeds of the Private Placement Offering will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)). The initial Private Placement Offering raised net proceeds of $18.2 million, of which $5.1 million represents net proceeds received in excess of the Company’s trading price (“FT Premium Liability”). The FT Premium Liability is included in Accrued liabilities and other on the Consolidated Balance Sheet and will decrease in subsequent periods as certain qualifying “Canadian Exploration Expenditures” are incurred. The over-allotment raised net proceeds of $10.5 million, including an additional $2.7 million of FT Premium Liability. In 2023, the Company incurred qualifying Canadian Exploration Expenditures which resulted in the recognition of $2.3 million of the FT Premium Liability as a gain in the Income Statement. The remaining outstanding FT Premium Liability was $5.5 million as of December 31, 2023.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 17 - SUPPLEMENTAL GUARANTOR INFORMATION
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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Current assets	$19,850	$73,692	$143,170	$137,432
Non-current assets(1)	$393,773	$445,778	$1,286,135	$991,213
Non-guarantor intercompany assets	$—	$4,391	$—	$—

Current liabilities	$27,836	$19,842	$198,262	$136,788
Non-current liabilities	$478,488	$457,195	$203,405	$193,024
Non-guarantor intercompany liabilities	$6,033	$58,257	$1,591	$1,594
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2023

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$507,998
Gross profit (loss)	$(1,104)	$10,422
Net income (loss)	$(103,612)	$(44,819)

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of December 31, 2023, $31.2 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that was due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Year Ended December 31,
In thousands	2023	2022	2021
Opening Balance	$7,411	$8,150	$9,376
Revenue Recognized	(469)	(739)	(1,226)
Closing Balance	$6,942	$7,411	$8,150
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In December 2022, the Company received a $25.0 million prepayment, all of which was recognized as revenue in the first half of 2023. In June 2023, the Company exercised an option to receive a further $25.0 million prepayment, all of which was recognized as revenue in the first half of 2023. In December 2023, the Company received a $25.0 million prepayment. Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty to allow for a $10.0 million prepayment for deliveries of electrolytic cathodic sludge from its Wharf mine and a $10.0 million prepayment for deliveries of gold and silver doré from its Rochester mine, all of which were recognized as revenue in the third quarter of 2023. In September 2023, the contracts related to Wharf and Rochester were amended to increase the maximum amount available in prepayments to $12.5 million and $17.5 million, respectively, all of which were recognized as revenue in the fourth quarter of 2023. In December 2023, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively.
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
The following table presents a roll forward of the prepayment contract liability balance:

	Year Ended December 31,
In thousands	2023	2022	2021
Opening Balance	$25,016	$15,016	$15,003
Additions	130,066	36,020	30,013
Revenue Recognized	(100,000)	(26,020)	(30,000)
Closing Balance	$55,082	$25,016	$15,016
Kensington Royalty Matter
The Company’s subsidiary Coeur Alaska, Inc. (“Coeur Alaska”) is currently engaged in litigation with Maverix Metals Inc. and Maverix Metals (Nevada) Inc. (collectively “Maverix”) regarding the appropriate costs to be included in the cost recoupment calculation under a royalty deed before the royalty is payable on production from a portion of the Kensington mine

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
property (the “Maverix Litigation”). While the Company continues to believe in the validity of its claims and counterclaims in the matter, it has determined that settlement is appropriate given the inherent uncertainty presented in litigation matters. Accordingly, on February 15, 2024, Coeur Alaska and Maverix entered into a settlement agreement term sheet (“Settlement Term Sheet”) and the court granted their joint request to vacate the upcoming trial date and pretrial deadlines while the parties finalize definitive documentation of the settlement. Although the Settlement Term Sheet outlines key terms for dismissing the Maverix Litigation, definitive documentation has not yet been finalized. The Company believes that it is reasonably possible that the final terms of the settlement could result in a potential loss that the Company estimates to be between $1 million and $7 million.
Mining Concession
On November 20, 2023, Coeur Mexicana S.A. de C.V. signed a purchase agreement with a subsidiary of Fresnillo plc to acquire mining concessions adjacent to the Palmarejo mine. Total consideration includes a cash payment of approximately $25 million, with $10 million due at closing, an additional $10 million payable 12 months after closing, and an additional $5 million payable 24 months after closing. The concessions will be subject to an inflation-adjusted royalty payment of $25 per ounce for each new gold-equivalent ounce of resource discovered between 450,000 and two million gold equivalent ounces. Closing is subject to applicable regulatory approvals in Mexico.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of December 31, 2023 and December 31, 2022, the Company had surety bonds totaling $324.8 million and $326.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	December 31, 2023	December 31, 2022
Accrued salaries and wages	$31,722	$29,868
Flow-through share premium received (including over-allotment)	5,563	—
Deferred revenue (1)	55,547	25,736
Income and mining taxes	11,766	7,874
Accrued operating costs	11,081	6,241
Unrealized losses on derivatives	1,981	10
Taxes other than income and mining	5,321	3,318
Accrued interest payable	7,957	8,256
Operating lease liabilities	9,975	11,560
Accrued liabilities and other	$140,913	$92,863
(1) See Note 18 -- Commitments and Contingencies for additional details on deferred revenue liabilities.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that total the same such amounts shown in the Consolidated Statements of Cash Flows in the years ended December 31, 2023 and 2022:

In thousands	December 31, 2023	December 31, 2022
Cash and cash equivalents	$61,633	$61,464
Restricted cash equivalents	1,745	1,705
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$63,378	$63,169

	Year ended December 31,
	2023	2022	2021
Non-cash lease obligations arising from obtaining operating lease assets	$718	$4,120	$1,197
Non-cash financing and investing activities:
Finance lease obligations	$32,978	$43,810	$37,860
Capital expenditures, not yet paid	$44,966	$33,688	$40,904
Debt for equity exchange	$76,018	$—	$—
Non-cash acquisition of Victoria Gold Corp common stock	$—	$—	$118,777
Other cash flow information:
Interest paid	$41,249	$32,704	$19,655
Income and mining taxes paid	$35,000	$41,600	$57,200

NOTE 20 – DISPOSITIONS
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The La Preciosa sale resulted in a gain on the sale of $1.5 million, which was recognized in Other, Net in the Consolidated Statements of Comprehensive Income (Loss). In May 2023, the Company sold the La Preciosa Deferred Consideration for cash consideration of $7.0 million and deferred consideration of $1.0 million payable on the first anniversary of initial production from any portion of the La Preciosa project, resulting in a loss on the sale of $12.3 million, which was recognized in Other, Net in the Consolidated Statement of Comprehensive Income (Loss).

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a)Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2023.
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
a.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
b.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)    Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information
On February 21, 2024, the Company entered into an amendment (the “February 2024 Amendment”) to the RCF. The February 2024 Amendment, among other things, (1) extends the term of the RCF by approximately 2 years so that it now matures in February 2027, (2) increases the RCF by $10 million from $390 million to $400 million, (3) adds Fédération Des Caisses Desjardins Du Québec and National Bank of Canada as lenders on the RCF, (4) permits the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100.0 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase, (5) allows for unencumbered domestic cash to be included in the calculation of the consolidated net leverage ratio, and (6) allows up to $15 million of non-capitalized underground mine development costs related to Silvertip to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Proposal No. 1: Election of Directors”, “Information about Executive Officers”, “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” “2023 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2023 Year End,” “2023 Option Exercises and Stock Vested,” “Pension Benefits and Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation and Leadership Development Committee Report.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the caption “Share Ownership.”
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	54,330	$7.49	9,316,086
Equity compensation plans not approved by security holders	—	—	—
Total	54,330	$7.49	9,316,086
(1)Amounts include 3,159,910 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, provided the recipient remains an employee of the Company and subject to approval of the Compensation Committee of the Board of Directors.

Item 13.Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Related Person Transactions”, “Meeting Attendance”, “Committees of the Board of Directors”, and “Director Independence”.

Item 14.    Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.” The Company’s independent registered public accounting firm is Grant Thornton, LLP, Chicago, Illinois, PCAOB ID Number: 248.

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

4.1
Description of Coeur Mining, Inc. securities registered under Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2023 (File No. 001-08641))

4.2
Form of Common Stock Share Certificate of the Registrant. (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12B filed on May 16, 2013 (File No. 001-08641)).

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

10.01	401k Plan of the Registrant. (Incorporated by reference to Exhibit 10(pp) to the Registrant’s Annual Report on Form 10-K filed on March 29, 1995 (File No. 001-08641)).**
10.02
Amended Mining Lease, effective as of August 5, 2005, between Hyak Mining Company, Inc. and Coeur Alaska, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2005 (File No.  001-08641)).

10.03	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013 (File No. 001-08641)).
10.04
Amended and Restated Executive Severance Policy of the Registrant (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).**

10.05
Offer letter dated February 15, 2013 from the Registrant to Casey M. Nault. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-08641)).**

10.06
Amended and Restated Employment Agreement dated February 5, 2018 between the Registrant and Mitchell J. Krebs (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 7, 2018 (File No. 001-08641)).**

10.07	Coeur Mining, Inc. 2015 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2015 (File No. 001-08641)).**
10.08	Annual Incentive Plan Summary of the Registrant (Incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).**
10.09	Officer Severance Policy of the Registrant (Incorporated herein by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).**
10.10
Nonqualified Deferred Compensation Plan of the Registrant (Incorporated herein by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2017 (File No. 001-08641)).**

10.11
Credit Agreement, dated September 29, 2017, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017 (File No. 001-08641)).

10.12
First Amendment to Credit Agreement, dated October 29, 2018, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on October 31, 2018 (File No. 001-08641)).

10.13	Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**
10.14
Form of Performance Share Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**

10.15
Form of Incentive Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**

10.16
Form of Nonqualified Stock Option Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**

10.17
Form of Cash-Settled Stock Appreciation Rights Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**

10.18
Form of Performance Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**

10.19
Form of Restricted Stock Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2018 (File No. 333-224751)).**

10.20
Offer Letter dated December 12, 2018, between Coeur Mining, Inc. and Thomas S. Whelan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2018 (File No. 001-08641)).**

10.21
Second Amendment to Credit Agreement, dated April 30, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report filed on Form 10-Q on May 1, 2019 (File No. 001-8641)).

10.22
Third Amendment to Credit Agreement, dated August 6, 2019, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on filed Form 10-Q on August 7, 2019 (File No. 001-08641)).

10.23
Form of Restricted Stock Unit Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2020 (File No. 001-08641)).**

10.24
Offer Letter dated April 28, 2020 from the Company to Michael Routledge (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 28, 2020 (File No. 001-08641)).**

10.25
First Incremental Facility Amendment, dated December 14, 2020, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2020 (File. No. 001-08641)).

10.26	Clawback and Forfeiture Policy Effective September 26, 2023 (filed herewith) (File. No. 001-08641)).**
10.27
Fifth Amendment to Credit Agreement, dated March 1, 2021, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, certain of the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-08641)).

10.28
Share Exchange Agreement, dated May 10, 2021, between Coeur Mining, Inc. and Orion Co-VI Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2021 (File No. 001-08641)).

10.29
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

10.31
Sixth Amendment to Credit Agreement, dated May 2, 2022, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2022 (File No. 001-08641)).

10.32
Seventh Amendment to Credit Agreement, dated November 9, 2022, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent. (File No. 001-08641)).

10.33
Eighth Amendment to Credit Agreement, August 9, 2023, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-08641).

10.34
Ninth Amendment to Credit Agreement, February 21, 2024, by and among Coeur Mining, Inc., certain subsidiaries of Coeur Mining, Inc., as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent (Filed herewith).

19	Coeur Mining, Inc. Insider Trading Policy (Filed herewith).
21	List of subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* The following financial information from Coeur Mining, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity.
** Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 21, 2024	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Director, President, and Chief Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 21, 2024

/s/ Thomas S. Whelan_____________________ Thomas S. Whelan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024

/s/ Ken Watkinson________________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 21, 2024

/s/ Paramita Das_________________________ Paramita Das	Director	February 21, 2024

/s/ Sebastian Edwards_____________________ Sebastian Edwards	Director	February 21, 2024

/s/ Randolph E.Gress______________________ Randolph E. Gress	Director	February 21, 2024

/s/ Jeane L. Hull__________________________ Jeane L. Hull	Director	February 21, 2024

/s/ Rob Krcmarov_________________________ Rob Krcmarov	Director	February 21, 2024

/s/ Eduardo Luna_________________________ Eduardo Luna	Director	February 21, 2024

/s/ Robert E. Mellor_______________________ Robert E. Mellor	Director	February 21, 2024

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 21, 2024