Form 10-Q
period 2024-03-31
Coeur Mining, Inc.
filed 2024-05-01
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 399,320,531 shares were issued and outstanding as of April 29, 2024.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2024	December 31, 2023
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$67,489	$61,633
Receivables	4	36,494	31,035
Inventory	5	78,230	76,661
Ore on leach pads	5	83,454	79,400
Prepaid expenses and other		18,943	18,526
		284,610	267,255
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	6	1,697,927	1,688,288
Ore on leach pads	5	43,073	25,987
Restricted assets		8,812	9,115
Receivables	4, 11	23,140	23,140
Other		62,503	67,063
TOTAL ASSETS		$2,120,065	$2,080,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$120,137	$115,110
Accrued liabilities and other	17	131,845	140,913
Debt	7	23,242	22,636
Reclamation	8	10,954	10,954
		286,178	289,613
NON-CURRENT LIABILITIES
Debt	7	562,310	522,674
Reclamation	8	206,035	203,059
Deferred tax liabilities		16,787	12,360
Other long-term liabilities		30,626	29,239
		815,758	767,332
COMMITMENTS AND CONTINGENCIES	16
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 398,583,321 issued and outstanding at March 31, 2024 and 386,282,957 at December 31, 2023		3,986	3,863
Additional paid-in capital		4,170,568	4,139,870
Accumulated other comprehensive income (loss)		(6,147)	1,331
Accumulated deficit		(3,150,278)	(3,121,161)
		1,018,129	1,023,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,120,065	$2,080,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2024	2023
	Notes	In thousands, except share data
Revenue	3	$213,060	$187,298
COSTS AND EXPENSES
Costs applicable to sales(1)	3	145,997	153,056
Amortization		27,297	22,708
General and administrative		14,404	12,083
Exploration		10,491	4,650
Pre-development, reclamation, and other	13	18,228	10,890
Total costs and expenses		216,417	203,387
OTHER INCOME (EXPENSE), NET
Gain on debt extinguishment		438	—
Fair value adjustments, net	11	—	10,561
Interest expense, net of capitalized interest	7	(12,947)	(7,389)
Other, net	13	2,773	(961)
Total other income (expense), net		(9,736)	2,211
Income (loss) before income and mining taxes		(13,093)	(13,878)
Income and mining tax (expense) benefit	9	(16,024)	(10,708)
NET INCOME (LOSS)		$(29,117)	$(24,586)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(7,625)	(12,928)
Reclassification adjustments for realized (gain) loss on cash flow hedges		147	(4,134)
Other comprehensive income (loss)		(7,478)	(17,062)
COMPREHENSIVE INCOME (LOSS)		$(36,595)	$(41,648)

NET INCOME (LOSS) PER SHARE	14
Basic income (loss) per share:
Basic		$(0.08)	$(0.08)

Diluted		$(0.08)	$(0.08)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2024	2023
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(29,117)	$(24,586)
Adjustments:
Amortization		27,297	22,708
Accretion		4,076	3,993
Deferred taxes		4,429	6,451
Gain on debt extinguishment		(438)	—
Fair value adjustments, net	11	—	(10,561)
Stock-based compensation	10	4,248	3,151
Loss on the sale of assets	13	—	(9)
Write-downs	5	3,235	13,113
Deferred revenue recognition		(55,159)	(10,115)
Other		10,822	2,078
Changes in operating assets and liabilities:
Receivables		(5,316)	3,050
Prepaid expenses and other current assets		(639)	(496)
Inventory and ore on leach pads		(19,694)	(17,635)
Accounts payable and accrued liabilities		40,385	(26,145)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(15,871)	(35,003)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(42,083)	(74,048)
Proceeds from the sale of assets		24	—
Sale of investments		—	39,775
Proceeds from notes receivable	4	—	5,000
Other		(67)	(44)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(42,126)	(29,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14	22,823	98,429
Issuance of notes and bank borrowings, net of issuance costs	7	135,000	75,000
Payments on debt, finance leases, and associated costs	7	(92,225)	(101,897)
Other		(1,779)	(2,097)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		63,819	69,435
Effect of exchange rate changes on cash and cash equivalents		40	399
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		5,862	5,514
Cash, cash equivalents and restricted cash at beginning of period		63,378	63,169
Cash, cash equivalents and restricted cash at end of period		$69,240	$68,683

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)	—	—	—	(29,117)	—	(29,117)
Other comprehensive income (loss)	—	—	—	—	(7,478)	(7,478)
Debt-for-Equity Exchange	1,772	18	5,350	—	—	5,368
Issuance of flow-through shares	7,705	77	22,908	—	—	22,985
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,823	28	2,440	—	—	2,468
Balances at March 31, 2024	398,583	$3,986	$4,170,568	$(3,150,278)	$(6,147)	$1,018,129

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(24,586)	—	(24,586)
Other comprehensive income (loss)	—	—	—	—	(17,062)	(17,062)
Common stock issued under "at the market" stock offering	32,862	329	98,100	—	—	98,429
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,482	24	715	—	—	739
Balances at March 31, 2023	331,042	$3,310	$3,990,080	$(3,042,135)	$(4,719)	$946,536

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2024. The condensed consolidated December 31, 2023 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 — Summary of Significant Accounting Policies contained in the 2023 10-K.
Use of Estimates
The Company's Condensed Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of the Company’s Condensed Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold on stockpiles and leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, asset acquisitions, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In the first quarter of 2024, the Company completed a review of the estimated recoverable ounces of gold and silver on its leach pads and determined that as a result of longer expected leach time and favorable recoveries relative to previous estimates, that the estimated recoverable gold and silver on the Rochester legacy (Stages II, III and IV) leach pads supported an upward revision. An additional 6,000 ounces of gold and 900,000 ounces of silver were added to the legacy leach pads in the first quarter of 2024. The updated recoverable ounce estimate is considered a change in estimate and was accounted for prospectively. As of March 31, 2024, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 30,953 and 4.9 million, respectively.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.

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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$53,902	$12,681	$43,485	$41,701	$—	$—	$151,769
Silver sales	42,476	17,148	34	1,633	—	—	61,291
Metal sales	96,378	29,829	43,519	43,334	—	—	213,060
Costs and Expenses
Costs applicable to sales(1)	54,294	26,999	39,289	25,415	—	—	145,997
Amortization	12,602	6,633	5,596	1,393	852	221	27,297
Exploration	2,485	431	1,545	123	5,280	627	10,491
Other operating expenses	2,254	5,750	7,626	1,101	2,705	13,196	32,632
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	438	438
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	(26)	(1,340)	(471)	(152)	(6)	(10,952)	(12,947)
Other, net(3)	546	30	(81)	(42)	(58)	2,378	2,773
Income and mining tax (expense) benefit	(11,683)	234	—	(1,136)	—	(3,439)	(16,024)
Net Income (loss)	$13,580	$(11,060)	$(11,089)	$13,972	$(8,901)	$(25,619)	$(29,117)
Segment assets(2)	$314,217	$1,110,479	$182,085	$102,351	$214,522	$57,607	$1,981,261
Capital expenditures	$6,761	$21,243	$13,258	$308	$509	$4	$42,083
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Three Months Ended March 31, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$40,607	$16,047	$40,124	$30,323	$—	$—	$127,101
Silver sales	41,700	17,853	74	570	—	—	60,197
Metal sales	82,307	33,900	40,198	30,893	—	—	187,298
Costs and Expenses
Costs applicable to sales(1)	49,265	42,865	37,382	23,544	—	—	153,056
Amortization	8,719	5,218	5,844	1,409	1,221	297	22,708
Exploration	1,313	383	996	—	1,497	461	4,650
Other operating expenses	1,526	2,025	984	1,014	6,546	10,878	22,973
Other income (expense)
Fair value adjustments, net	—	—	—	—	—	10,561	10,561
Interest expense, net	122	(175)	(530)	(14)	(22)	(6,770)	(7,389)
Other, net(3)	(138)	(93)	(71)	(476)	(9)	(174)	(961)
Income and mining tax (expense) benefit	(9,702)	239	—	(419)	—	(826)	(10,708)
Net Income (loss)	$11,766	$(16,620)	$(5,609)	$4,017	$(9,295)	$(8,845)	$(24,586)
Segment assets(2)	$306,852	$877,844	$152,946	$107,417	$242,886	$49,056	$1,737,001
Capital expenditures	$10,150	$51,962	$10,702	$121	$669	$444	$74,048
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Assets	March 31, 2024	December 31, 2023
Total assets for reportable segments	$1,981,261	$1,943,037
Cash and cash equivalents	67,489	61,633
Other assets	71,315	76,178
Total consolidated assets	$2,120,065	$2,080,848
Geographic Information

Long-Lived Assets	March 31, 2024	December 31, 2023
United States	$1,216,739	$1,201,988
Mexico	252,226	256,906
Canada	228,809	229,242
Other	153	152
Total	$1,697,927	$1,688,288

Revenue	Three months ended March 31,
	2024	2023
United States	$116,682	$104,991
Mexico	96,378	82,307
Total	$213,060	$187,298

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	March 31, 2024	December 31, 2023
Current receivables:
Trade receivables	$4,091	$3,858
VAT receivable	18,788	15,634
Income tax receivable	13,022	10,207
Gold and silver forwards realized gains (2)	—	615
Other	593	721
	$36,494	$31,035
Non-current receivables:
Other tax receivable (3)	$9,111	$9,111
Deferred cash consideration (1)	834	834
Contingent consideration (1)	13,195	13,195
	$23,140	$23,140
Total receivables	$59,634	$54,175
(1) See Note 11 -- Fair Value Measurements for additional details on deferred cash consideration and contingent consideration in the 2023 10-K.
(2) Represents realized gains on gold and silver forward hedges from December 2023 that contractually settle in subsequent months. See Note 12 -- Derivative Financial Instruments & Hedging for additional details on the gold and silver forward hedges.
(3) Consists of exploration credit refunds at Silvertip.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	March 31, 2024	December 31, 2023
Inventory:
Concentrate	$4,238	$3,606
Precious metals	19,415	20,395
Supplies	54,577	52,660
	$78,230	$76,661
Ore on Leach Pads:
Current	$83,454	$79,400
Non-current	43,073	25,987
	$126,527	$105,387

Long-term Stockpile (included in Other)	$41,674	$46,702

Total Inventory and Ore on Leach Pads	$246,431	$228,750

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. In the three months ended March 31, 2024, the cost associated with the stock-pile at Rochester exceeded its net realizable value, which resulted in non-cash write down of $4.0 million ($3.2 million was recognized in Costs applicable to sales and $0.8 million in Amortization).

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	March 31, 2024	December 31, 2023
Mine development	$1,377,235	$1,358,189
Mineral interests	809,912	809,912
Land	9,000	8,318
Facilities and equipment(1)	1,416,594	947,435
Construction in progress(2)	162,191	612,865
Total	$3,774,932	$3,736,719
Accumulated depreciation, depletion and amortization(3)	(2,077,005)	(2,048,431)
Property, plant and equipment and mining properties, net	$1,697,927	$1,688,288
(1) Includes $120.8 million and $127.6 million associated with facilities and equipment assets under finance leases at March 31, 2024 and December 31, 2023, respectively.
(2) Includes $18.0 million and $471.7 million of construction costs related to the Rochester Expansion project at March 31, 2024 and December 31, 2023, respectively.
(3) Includes $40.1 million and $37.6 million of accumulated amortization related to assets under finance leases at March 31, 2024 and December 31, 2023, respectively.
Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024. The crushing circuit has routinely exceeded 70,000 tons per day since commissioning was completed leading to declaration of commercial production and $528 million of construction in process placed into service during the quarter. Ramp-up to sustained nameplate capacity of 88,000 tons per day remains on schedule for the end of the second quarter.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – DEBT

	March 31, 2024		December 31, 2023
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$289,508	$—	$295,115
Revolving Credit Facility(2)	—	225,000	—	175,000
Finance lease obligations	23,242	47,802	22,636	52,559
	$23,242	$562,310	$22,636	$522,674
(1) Net of unamortized debt issuance costs of $3.6 million and $3.9 million at March 31, 2024 and December 31, 2023, respectively.
(2) Unamortized debt issuance costs of $4.4 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 9 -- Debt contained in the 2023 10-K.
During the three months ended March 31, 2024, the Company exchanged $5.9 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 1.8 million shares of its common stock. Based on the closing price of the Company’s common stock on the dates of the exchange, the exchanges resulted in a gain of $0.4 million on debt extinguishment. The exchange transaction represents a non-cash financing activity in the Condensed Consolidated Statement of Cash Flow.
Revolving Credit Facility
At March 31, 2024, the Company had $225.0 million drawn at a weighted-average interest rate of 9.2%, $29.6 million in outstanding letters of credit and $145.4 million available under its $400.0 million revolving credit facility (the “RCF”). Future borrowing may be subject to certain financial covenants. For more details, please see Note 9 -- Debt contained in the 2023 10-K.
On February 21, 2024, the Company entered into an agreement to extend and enhance its RCF (the “February 2024 Amendment”). The February 2024 Amendment, among other things, (1) extends the term of the RCF by approximately two years so that it now matures in February 2027, (2) increases the RCF by $10 million from $390 million to $400 million, (3) adds Fédération Des Caisses Desjardins Du Québec and National Bank of Canada as lenders on the RCF, (4) permits the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase, (5) allows for unencumbered domestic cash to be included in the calculation of the consolidated net leverage ratio, and (6) allows up to $15 million of non-capitalized underground mine development costs related to Silvertip to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2024, the Company entered into a new lease financing arrangement for mining equipment at Kensington for $1.0 million. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases in the 2023 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended March 31,
In thousands	2024	2023
2029 Senior Notes	3,820	4,805
Revolving Credit Facility	6,454	2,746
Finance lease obligations	1,259	1,280
Amortization of debt issuance costs	619	640
Other debt obligations	797	27
Capitalized interest	(2)	(2,109)
Total interest expense, net of capitalized interest	$12,947	$7,389

NOTE 8 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Asset retirement obligation - Beginning	$214,013	$202,431
Accretion	4,076	3,993
Settlements	(1,100)	(1,044)
Asset retirement obligation - Ending	$216,989	$205,380

NOTE 9 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2024 and 2023 by significant jurisdiction:

	Three months ended March 31,
	2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(30,553)	$(3,819)	$(25,780)	$(1,018)
Canada	(7,584)	(114)	(9,294)	—
Mexico	25,204	(12,091)	21,399	(9,690)
Other jurisdictions	(160)	—	(203)	—
	$(13,093)	$(16,024)	$(13,878)	$(10,708)
    During the first quarter of 2024, the Company reported estimated income and mining tax expense of approximately $16.0 million, resulting in an effective tax rate of (122.4)%. This compares to income tax expense of $10.7 million for an effective tax rate of (77.2)% during the first quarter of 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in the Company’s income before income taxes; (iii) geographic distribution of that income; (iv) percentage depletion; (v) foreign exchange rate; and (vi) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Risk Factors” in the 2023 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2020 forward for the U.S. federal jurisdiction and from 2016 forward for certain other foreign jurisdictions. Regarding the statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that there will be no further decrease in any unrecognized income tax benefits.
    At March 31, 2024 and December 31, 2023, the unrecognized tax benefits and accrued income-tax-related interest and penalties were not significant. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.

NOTE 10 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three months ended March 31, 2024 was $4.2 million, compared to $3.2 million in the three months ended March 31, 2023. At March 31, 2024, there was $14.7 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
    The following table summarizes the grants awarded during the three months ended March 31, 2024:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 26, 2024	3,087,822	$2.55	2,050,899	$2.77

NOTE 11 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2024	2023
Change in the value of equity securities(1)	$—	$10,561
Fair value adjustments, net	$—	$10,561
(1) Includes unrealized losses on held equity securities of $2.8 million for the three months ended March 31, 2023.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$809	$—	$809	$—
Silver forwards	1,847	—	1,847	—
	$2,656	$—	$2,656	$—
Liabilities:
Gold forwards	$7,994	$—	$7,994	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	318	—	318	—
Silver forwards	3,312	—	3,312	—
	$3,630	$—	$3,630	$—
Liabilities:
Gold forwards	$1,981	$—	$1,981	$—
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
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2024.
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2024 and December 31, 2023 is presented in the following table:

	March 31, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$289,508	$274,638	$—	$274,638	$—
Revolving Credit Facility(2)	$225,000	$225,000	$—	$225,000	$—
(1) Net of unamortized debt issuance costs of $3.6 million.
(2) Unamortized debt issuance costs of $4.4 million included in Other Non-Current Assets.

	December 31, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$295,115	$271,272	$—	$271,272	$—
Revolving Credit Facility(2)	$175,000	$175,000	$—	$175,000	$—
(1) Net of unamortized debt issuance costs of $3.9 million.
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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, the Company enters into forward contracts. The contracts are net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it would result in a realized gain or

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
loss, respectively. The Company has elected to designate these instruments as cash flow hedges of forecasted transactions at their inception.
At March 31, 2024, the Company had the following derivative cash flow hedge instruments that settle as follows:

In thousands except average prices and notional ounces	2024	2025 and Thereafter
Gold forwards
Average gold fixed price per ounce	$2,100	$—
Notional ounces	49,950	—
Silver forwards
Average silver fixed price per ounce	$26.00	$—
Notional ounces	1,800,000	—
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
As of March 31, 2024, the Company had $6.1 million of net after-tax losses in AOCI related to losses from cash flow hedge transactions, of which $6.1 million of net after-tax losses is expected to be recognized in its Condensed Consolidated Statement of Comprehensive Income (Loss) during the next 12 months. Actual amounts ultimately reclassified to net income (loss) are dependent on the price of gold and silver for metal contracts.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

	March 31, 2024
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$7,994
Silver forwards	$1,847	$—	$—

	December 31, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$1,981
Silver forwards	$3,312	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2024, and 2023, respectively (in thousands).

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2024	2023
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$(6,992)	$(13,984)
Silver forwards	(633)	1,056
	$(7,625)	$(12,928)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$979	$(2,261)
Silver forwards	(832)	(1,873)
	$147	$(4,134)
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
At March 31, 2024, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2024	2025 and Thereafter
Provisional gold sales contracts	$24,885	$—
Average gold price per ounce	$2,112	$—
Notional ounces	11,781	—
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$809	$—

	December 31, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$318	$—
The following represent mark-to-market gains (losses) on derivative instruments in the three months ended March 31, 2024, and 2023, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2024	2023
Revenue	Provisional metal sales contracts	$490	$(249)
		$490	$(249)
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 13 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended March 31,
In thousands	2024	2023
Silvertip ongoing carrying costs	2,362	6,180
(Gain) loss on sale of assets	3,536	—
Asset retirement accretion	4,076	3,993
Kensington royalty settlement(1)	6,750	—
Other	1,504	717
Pre-development, reclamation and other	$18,228	$10,890
(1) See Note 16 -- Commitments and Contingencies for additional details on Kensington royalty settlement.

Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2024	2023
Foreign exchange gain (loss)	$(365)	$(1,154)
Gain (loss) on dispositions	—	(9)
Flow-through shares	2,490	—
Other	648	202
Other, net	$2,773	$(961)

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
For the three months ended March 31, 2024 and 2023, there were 43,422 and 366,946 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three months ended March 31,
In thousands except per share amounts	2024	2023
Net income (loss) available to common stockholders	$(29,117)	$(24,586)

Weighted average shares:
Basic	384,968	300,950
Effect of stock-based compensation plans	—	—
Diluted	384,968	300,950

Income (loss) per share:
Basic	$(0.08)	$(0.08)

Diluted	$(0.08)	$(0.08)
On February 26, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with certain Canadian accredited investors (the “Investors”) for a private placement offering (the “Private Placement Offering”) of an aggregate of 7,704,725 shares of common stock, par value $0.01 per share, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), which closed on March 8, 2024. The proceeds of the Private Placement Offering will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)). The initial Private Placement Offering raised net proceeds of $23.7 million, of

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
which $0.9 million represents net proceeds received in excess of the Company’s trading price (“FT Premium Liability”). During the quarter the Company recognized the remaining FT Premium Liability associated with the prior year private placement offering of flow-through shares resulting in income of $2.5 million included in Other, net. The FT Premium Liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet and will decrease in subsequent periods as certain qualifying “Canadian Exploration Expenditures” are incurred.
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

NOTE 15 - SUPPLEMENTAL GUARANTOR INFORMATION
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Sterling Intermediate Holdco, Inc., and Coeur Sterling Holdings LLC (collectively, the “Subsidiary Guarantors”) of the 2029 Senior Notes. The following schedules present summarized financial information of (a) Coeur, the parent company, and (b) the Subsidiary Guarantors (collectively the “Obligor Group”). The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with certain wholly-owned domestic and foreign subsidiaries of the Company have been presented in separate line items, if they are material. Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Guarantor Subsidiaries
In thousands	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current assets	$18,935	$19,850	$145,170	$143,170
Non-current assets(1)	$387,015	$393,773	$1,312,036	$1,286,135
Non-guarantor intercompany assets	$—	$—	$—	$—

Current liabilities	$30,112	$27,836	$189,890	$198,262
Non-current liabilities	$527,122	$478,488	$200,990	$203,405
Non-guarantor intercompany liabilities	$6,601	$6,033	$1,595	$1,591
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2024

In thousands	Coeur Mining, Inc.	Guarantor Subsidiaries
Revenue	$—	$116,682
Gross profit (loss)	$(221)	$11,357
Net income (loss)	$(29,117)	$(8,175)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of March 31, 2024, $31.6 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that was due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended March 31,
In thousands	2024	2023
Opening Balance	$6,943	$7,411
Revenue Recognized	(159)	(115)
Closing Balance	$6,784	$7,296
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In December 2023, the Company received a $25.0 million prepayment, all of which was recognized as revenue in the first quarter of 2024. In March 2024, the Company received an additional prepayment of $25.0 million.
Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty for gold of electrolytic cathodic sludge from its Wharf mine and gold and silver doré from its Rochester mine, which was amended in September 2023 to increase the maximum amount available in prepayments to $12.5 million and $17.5 million, respectively. In December 2023, Wharf and Rochester received prepayments of $12.5 million and $17.5 million, respectively, all of which

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
were recognized as revenue in the first quarter of 2024. In March 2024, Wharf and Rochester received prepayments of $12.5 million and $17.5 million, respectively.
The metal sales prepayments represent a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and expects to recognize the remaining value of the accrued liability by June 2024. See Note 2 -- Summary of Significant Accounting Policies contained in the 2023 10-K for additional detail.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended March 31,
In thousands	2024	2023
Opening Balance	$55,082	$25,016
Additions	55,030	111
Revenue Recognized	(55,000)	(10,000)
Closing Balance	$55,112	$15,127
Kensington Royalty Matter
On March 28, 2024, the Company and its subsidiary Coeur Alaska, Inc. (“Coeur Alaska”) entered into a settlement agreement to resolve litigation with Maverix Metals Inc. and Maverix Metals (Nevada) Inc. (collectively “Maverix”) regarding the terms of a royalty impacting a portion of the Kensington mine property (the “Maverix Litigation”). While Coeur Alaska continued to believe its claims and counterclaims in the matter were valid, it determined that the settlement was appropriate given the inherent uncertainty presented in litigation matters. In consideration for the dismissal of the Maverix Litigation and pursuant to other customary terms of settlement, Coeur Alaska and Maverix agreed to amend the terms of the royalty to decrease the effective rate of the royalty and to eliminate the concept of cost recoupment provided for in the original royalty. The amended royalty now provides that Coeur Alaska pays a net returns royalty on up to two million troy ounces of gold produced from the current boundaries of the Kensington mine at a rate of: (i) 1.25% for production occurring from January 1, 2024 through December 31, 2026 and (ii) 1.5% for production occurring on or after January 1, 2027. The Company also agreed to issue up to 2,455,000 shares of its common stock to an affiliate of Maverix, including common stock having a then-current fair market value of $3.0 million by April 2, 2024, and common stock having a then-current fair market value of $3.75 million by March 28, 2025 (collectively, the “Settlement Shares”), with a cash-settlement of any shortfall in value if all 2,455,000 shares of common stock are issued. The settlement provides that credit for the value of certain portions of equity issued to be credited against the royalty, as amended, as payment in arrears for production prior to January 1, 2024. In April 2024, the Company issued 737,210 shares to settle the first equity issuance valued at $3.0 million. The issuance of the Settlement Shares is being made pursuant to the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.
Mining Concession
On November 20, 2023, Coeur Mexicana signed a purchase agreement with a subsidiary of Fresnillo plc to acquire mining concessions adjacent to the Palmarejo mine. Total consideration includes a cash payment of approximately $25 million, with $10 million due at closing, an additional $10 million payable 12 months after closing, and an additional $5 million payable 24 months after closing. The concessions will be subject to an inflation-adjusted royalty payment of $25 per ounce for each new gold-equivalent ounce of resource discovered between 450,000 and two million gold equivalent ounces. Closing is subject to applicable regulatory approvals in Mexico.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of March 31, 2024 and December 31, 2023, the Company had surety bonds totaling $333.3 million and $324.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 17 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2024	December 31, 2023
Accrued salaries and wages	$22,983	$31,722
Flow-through share premium received	3,923	5,563
Deferred revenue (1)	55,595	55,547
Income and mining taxes	7,704	11,766
Kensington royalty settlement (1)	6,750	—
Accrued operating costs	12,811	11,081
Unrealized losses on derivatives	7,994	1,981
Taxes other than income and mining	2,104	5,321
Accrued interest payable	3,699	7,957
Operating lease liabilities	8,282	9,975
Accrued liabilities and other	$131,845	$140,913
(1) See Note 16 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2024 and 2023:

In thousands	March 31, 2024	March 31, 2023
Cash and cash equivalents	$67,489	$66,977
Restricted cash equivalents	1,751	1,706
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$69,240	$68,683

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
First Quarter Highlights
For the quarter, Coeur reported revenue of $213.1 million and cash used in operating activities of $15.9 million. We reported GAAP net loss of $29.1 million, or $0.08 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $44.3 million and net loss of $19.0 million or $0.05 per diluted share.
•Strong year-over-year production increases in-line with 2024 guidance – Solid performances at Palmarejo and Wharf led to total production of 80,744 ounces of gold and 2.6 million ounces of silver compared to 69,039 ounces of gold and 2.5 million ounces of silver in the first quarter of 2023. Production levels are expected to increase over the balance of 2024, driven primarily by the ramp-up at Rochester
•Increased revenue and adjusted EBITDA driven by increased production and lower costs – Revenue increased 14% year-over-year while adjusted EBITDA increased 76% compared to the first quarter of 2023, raising adjusted LTM EBITDA by 32% to $162 million through the end of the period compared to a year ago. The Company also saw a 5% reduction year-over-year in cost applicable to sales, totaling $146 million for the first quarter
•Commercial production achieved at Rochester; ramp-up on-track – Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024. The crushing circuit has routinely exceeded 70,000 tons per day since commissioning was completed. Commercial production was achieved as of March 31, 2024 and the ramp-up to sustained nameplate capacity of 88,000 tons per day remains on schedule for the end of the second quarter
•Kensington’s multi-year program on target to increase mine life by year-end – The Company continued its multi-year underground mine development and exploration program, investing approximately $14 million during the quarter. Coeur has now completed roughly 71% of total underground mine development and drilling since inception of the program in 2022. The program is expected to extend Kensington’s reserve-based mine life beyond five years by the end of 2024
•Published 2023 ESG Report – On April 23, 2024, Coeur published its 2023 ESG Report which highlighted the critical role in the modern economy of the metals the Company produces and progress on ESG priorities, such as ongoing adoption of the Global Industry Standard on Tailings Management and the roll-out of Coeur’s Biodiversity Management Standard, as well as advances in climate resilience including the expectation to achieve a 35% reduction in net intensity of greenhouse gas emissions by year-end

Selected Financial and Operating Results

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Financial Results: (in thousands, except per share amounts)
Gold sales	$151,769	$187,718	$127,101
Silver sales	$61,291	$74,372	$60,197
Consolidated Revenue	$213,060	$262,090	$187,298
Net income (loss)	$(29,117)	$(25,505)	$(24,586)
Net income (loss) per share, diluted	$(0.08)	$(0.07)	$(0.08)
Adjusted net income (loss)(1)	$(19,021)	$(6,218)	$(33,058)
Adjusted net income (loss) per share, diluted(1)	$(0.05)	$(0.02)	$(0.11)
EBITDA(1)	$27,151	$25,011	$16,219
Adjusted EBITDA(1)	$44,339	$64,292	$25,127
Total debt(2)	$585,552	$545,310	$494,086
Operating Results:
Gold ounces produced	80,744	101,609	69,039
Silver ounces produced	2,584,760	3,050,496	2,534,883
Gold ounces sold	81,416	99,540	70,866
Silver ounces sold	2,600,435	3,000,338	2,588,919
Average realized price per gold ounce	$1,864	$1,886	$1,794
Average realized price per silver ounce	$23.57	$24.79	$23.25
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months March 31, 2024 compared to Three Months December 31, 2023
Revenue
We sold 81,416 gold ounces and 2.6 million silver ounces, compared to 99,540 gold ounces and 3.0 million silver ounces. Revenue decreased by $49.0 million, or 19%, as a result of a 18% and 13% decrease in gold and silver ounces sold, respectively, and a 1% and 5% decrease in average realized gold and silver prices, respectively. The decrease in gold and silver ounces sold was primarily due to timing of recoveries at Rochester driven by the commissioning and ongoing ramp-up of the new three stage crusher after initial ounces from ore stacked throughout 2023 on the new leach pad were recovered in the three months ended December 31, 2023. Additionally, the decrease in gold and silver ounces sold resulted from lower grade and timing of recoveries at Wharf and lower mill throughput and lower grade at Kensington, partially offset by higher gold and silver grades and higher recoveries at Palmarejo. Gold and silver represented 71% and 29% of first quarter 2024 sales revenue, respectively, compared to 72% and 28% of fourth quarter 2023 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2024	December 31, 2023
Gold sales	$151,769	$187,718	$(35,949)	(19)%
Silver sales	61,291	74,372	(13,081)	(18)%
Metal sales	$213,060	$262,090	$(49,030)	(19)%
Costs Applicable to Sales
Costs applicable to sales decreased $46.3 million, or 24%, primarily due to lower gold and silver ounces sold, the favorable impact of the estimated recoverable ounces on the legacy leach pad and a lower of cost or net realizable value (“LCM”) adjustment at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization decreased $7.3 million, or 21%, primarily due to lower gold and silver ounces sold, the favorable impact of the estimated recoverable ounces on the legacy leach pad and a lower LCM adjustment at Rochester.
Expenses
General and administrative expenses increased $4.2 million, or 41%, primarily due to higher employee incentive and stock-based compensation costs.
Exploration expense decreased $0.5 million, or 4%, driven by lower planned drilling activity at Palmarejo.
Pre-development, reclamation, and other expenses decreased $6.5 million, or 26%, stemming from a $12.8 million loss on dismantling and disposal of the legacy crusher at Rochester in the fourth quarter of 2023, partially offset by the Kensington royalty settlement of $6.8 million.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2024	December 31, 2023
Silvertip ongoing carrying costs	2,362	2,048	314	15%
(Gain) loss on sale of assets	3,536	12,547	(9,011)	(72)%
Asset retirement accretion	4,076	4,186	(110)	(3)%
Kensington royalty settlement	6,750	—	6,750	100%
Other	1,504	5,905	(4,401)	(75)%
Pre-development, reclamation and other expense	$18,228	$24,686	$(6,458)	(26)%
Other Income and Expenses
During the three months ended March 31, 2024, the Company incurred a $0.4 million gain in connection with the exchange of $5.9 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 1.8 million shares of common stock, compared to a loss of $0.3 million during the three months ended December 31, 2023.
The Company did not have Fair value adjustments, net, in the first quarter of 2024 following the sale of the Company’s equity investments in 2023.
Interest expense (net of capitalized interest of $0.0 million) increased to $12.9 million from $7.4 million due to lower capitalized interest and higher interest paid under the RCF and finance lease obligations.
Other, net increased to a gain of $2.8 million compared to $2.6 million as a result of a higher recognition of the FT Premium Liability income of $2.5 million compared to $2.3 million in the fourth quarter of 2023 following the renouncement of Silvertip exploration expenditures.
Income and Mining Taxes
Income and mining tax expense of approximately $16.0 million resulted in an effective tax rate of (122.4)% for three months ended March 31, 2024. This compares to income tax expense of $8.5 million for an effective tax rate of 49.9% for three months ended December 31, 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) percentage depletion; (ii) mining taxes; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) foreign exchange rates; and (vi) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,		Three Months Ended December 31,
	2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(30,553)	$(3,819)	$(23,027)	$(2,109)
Canada	(7,584)	(114)	(10,525)	(848)
Mexico	25,204	(12,091)	16,652	(5,528)
Other jurisdictions	(160)	—	(120)	—
	$(13,093)	$(16,024)	$(17,020)	$(8,485)
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
Net Loss
Net loss was $29.1 million, or $0.08 per diluted share, compared to $25.5 million, or $0.07 per diluted share. The increase in net loss was driven by a 18% and 13% decrease in gold and silver ounces sold, respectively, a 1% and 5% decrease in average realized gold and silver prices, respectively, higher employee incentive and stock-based compensation costs, higher interest expense, and the Kensington royalty settlement of $6.8 million. This was partially offset by a lower LCM adjustment at Rochester, lower disposal and dismantling of assets costs at Rochester, and lower income and mining taxes. Adjusted net loss was $19.0 million, or $0.05 per diluted share, compared to $6.2 million, or $0.02 per diluted share (see “Non-GAAP Financial Performance Measures”).
Three Months March 31, 2024 compared to Three Months Ended March 31, 2023
Revenue
We sold 81,416 gold ounces and 2.6 million silver ounces, compared to 70,866 gold ounces and 2.6 million silver ounces. Revenue increased by $25.8 million, or 14%, as a result of a 15% increase in gold ounces sold, a 4% and 1% increase in average realized gold and silver prices, respectively. Average realized gold prices were affected by higher gold spot prices, which resulted in lower realized gains from gold hedges. The increase in gold and silver ounces sold was primarily due to higher gold and silver grades and higher recoveries at Palmarejo, higher mill throughput at Kensington and higher tons placed and timing of recoveries at Wharf, partially offset by fewer ounces produced at Rochester from the legacy leach pads as Rochester transitioned in 2023 to the new leach pad and from lower grades at Kensington. Gold and silver represented 71% and 29% of first quarter 2024 sales revenue, respectively, compared to 68% and 32% of first quarter 2023 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2024	March 31, 2023
Gold sales	$151,769	$127,101	$24,668	19%
Silver sales	61,291	60,197	1,094	2%
Metal sales	$213,060	$187,298	$25,762	14%
Costs Applicable to Sales
Costs applicable to sales decreased $7.1 million, or 5%, primarily due to the favorable impact of the estimated recoverable ounces on the legacy leach pad and a lower LCM adjustment at Rochester, partially offset by higher gold and silver ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $4.6 million, or 20%, primarily due to higher gold and silver ounces sold and the commencement of production of the new leach pad in mid-September 2023 at Rochester, partially offset by a lower LCM at Rochester.
Expenses
General and administrative expenses increased $2.3 million, or 19%, primarily due to higher employee incentive and stock-based compensation costs, and higher outside service costs.
Exploration expense increased $5.8 million, or 126%, as a result of resuming exploration activities after a temporary ramp down of projects in the fourth quarter of 2022 that lead to lower exploration expense in the first quarter of 2023 and drilling activity at Palmarejo, Kensington and Silvertip.
Pre-development, reclamation, and other expenses increased $7.3 million, or 67%, stemming from the Kensington royalty settlement of $6.8 million and higher asset losses on the sale of assets, partially offset by lower ongoing carrying costs at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2024	2023
Silvertip ongoing carrying costs	2,362	6,180	(3,818)	(62)%
(Gain) loss on sale of assets	3,536	—	3,536	100%
Asset retirement accretion	4,076	3,993	83	2%
Kensington royalty settlement	6,750	—	6,750	100%
Other	1,504	717	787	110%
Pre-development, reclamation and other expense	$18,228	$10,890	$7,338	67%
Other Income and Expenses
During the three months ended March 31, 2024, the Company incurred a $0.4 million gain in connection with the exchange of $5.9 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 1.8 million shares of common stock.
The Company did not have Fair value adjustments, net, in the first quarter of 2024 following the sale of the Company’s equity investments in 2023.
Interest expense (net of capitalized interest of $0.0 million) increased to $12.9 million from $7.4 million due to higher interest paid under the RCF attributable to higher average debt levels, and lower capitalized interest.
Other, net increased to a gain of $2.8 million compared to a loss of $1.0 million as a result of the recognition of the FT Premium Liability income of $2.5 million following the renouncement of Silvertip exploration expenditures and higher foreign exchange losses in the first quarter of 2023.
Income and Mining Taxes

Income and mining tax expense of approximately $16.0 million resulted in an effective tax rate of (122.4)% for 2024. This compares to income tax expense of $10.7 million for an effective tax rate of (77.2)% for 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) percentage depletion; (v) foreign exchange rates; and (vi) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,
	2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(27,480)	$(3,383)	$(25,780)	$(1,018)
Canada	(7,584)	(114)	(9,294)	—
Mexico	25,204	(12,091)	21,399	(9,690)
Other jurisdictions	(3,233)	(436)	(203)	—
	$(13,093)	$(16,024)	$(13,878)	$(10,708)
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
Net Loss
Net loss was $29.1 million, or $0.08 per diluted share, compared to $24.6 million, or $0.08 per diluted share. The increase in net loss was driven by the Kensington royalty settlement of $6.8 million, higher exploration costs, higher interest expense, and favorable changes in the fair value of the Company’s equity investments in the first quarter of 2023. This was partially offset by a 15% increase in gold ounces sold, a 4% and 1% increase in average realized gold and silver prices, a lower LCM adjustment at Rochester, lower ongoing carrying costs at Silvertip and lower income and mining taxes. Adjusted net loss was $19.0 million, or $0.05 per diluted share, compared to $33.1 million, or $0.11 per diluted share (see “Non-GAAP Financial Performance Measures”).

Results of Operations
Palmarejo

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Tons milled	500,747	500,509	533,606
Average gold grade (oz/t)	0.070	0.060	0.052
Average silver grade (oz/t)	4.34	4.08	4.02
Average recovery rate – Au	95.2%	89.4%	90.1%
Average recovery rate – Ag	83.7%	79.4%	81.7%
Gold ounces produced	33,160	25,401	25,118
Silver ounces produced	1,818,297	1,621,247	1,752,430
Gold ounces sold	33,462	24,848	25,970
Silver ounces sold	1,796,468	1,644,592	1,795,159
CAS per gold ounce(1)	$909	$1,014	$930
CAS per silver ounce(1)	$13.30	$15.32	$14.00
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2024 compared to Three Months Ended December 31, 2023
Gold and silver production increased 31% and 12%, respectively, as a result of a 17% and 6% increase in gold and silver grades, respectively, and higher gold and silver recoveries. Metal sales were $96.4 million, or 45% of Coeur’s metal sales, compared with $80.9 million, or 31% of Coeur’s metal sales. Revenue increased by $15.5 million, or 19%, of which $17.5 million was due to higher volume of gold and silver production, partially offset by a decrease of $2.0 million due to lower gold and silver prices. Costs applicable to sales per gold and silver ounces decreased 10% and 13%, respectively, due to higher production and the mix of gold and silver sales which impacted co-product cost allocation. Amortization increased by $2.7 million to $12.6 million due to higher gold and silver ounces sold. Capital expenditures decreased to $6.8 million from $8.9 million due to lower open pit backfill project and underground development expenditures.
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
Gold and silver production increased 32% and 4%, respectively, as a result of a 35% and 8% increase in gold and silver grades, respectively, and higher gold and silver recoveries, partially offset by 6% decrease in mill throughput. Metal sales were $96.4 million, or 45% of Coeur’s metal sales, compared with $82.3 million, or also 45% of Coeur’s metal sales. Revenue increased by $14.1 million, or 17%, of which $12.1 million was due to a higher volume of gold and silver production and $2.0 million was due to higher gold and silver prices. Costs applicable to sales per gold and silver ounces decreased 2% and 5%, respectively, due to higher production and the mix of gold and silver sales which impacted co-product cost allocation, partially offset by higher operating costs. Amortization increased by $3.9 million to $12.6 million due to higher gold and silver ounces sold. Capital expenditures decreased to $6.8 million from $10.2 million due to lower open pit backfill project and underground development expenditures.

Rochester

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Tons placed (1)	3,135,571	2,754,058	2,456,586
Average gold grade (oz/t)	0.002	0.003	0.003
Average silver grade (oz/t)	0.52	0.44	0.45
Gold ounces produced	5,755	19,847	8,155
Silver ounces produced	699,190	1,339,793	761,346
Gold ounces sold	6,185	19,175	8,349
Silver ounces sold	735,254	1,269,236	769,804
CAS per gold ounce(2)	$1,877	$2,060	$2,413
CAS per silver ounce(2)	$20.93	$25.46	$29.51
(1)Includes 1.9 million, 1.1 million and 1.1 million of crushed ore tons placed on the new leach pad in the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, and 1.2 million, 1.7 million and 1.4 million tons placed on the legacy pad in the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2024 compared to Three Months Ended December 31, 2023
Gold and silver production decreased 71% and 48%, respectively, primarily driven by the commissioning and ramp-up of the new three-stage crusher after initial ounces from ore stacked throughout 2023 on the new leach pad were recovered in the three months ended December 31, 2023. Metal sales were $29.8 million, or 14% of Coeur’s metal sales, compared with $69.4 million, or 26% of Coeur’s metal sales. Revenue decreased by $39.5 million, or 57%, of which $39.0 million was due to a lower volume of gold and silver production, and $0.5 million due to lower average realized silver prices. Costs applicable to sales per gold and silver ounce decreased 9% and 18%, respectively, due to the favorable impact of an increase in estimated recoverable ounces on the legacy leach pad, lower LCM adjustments of $3.1 million compared to $17.4 million in the prior quarter which benefited from higher gold and silver prices and the increase in recoverable ounces on the legacy leach pads, higher tons placed and lower operating costs. Amortization decreased to $6.6 million due to lower gold and silver ounces sold. Capital expenditures decreased to $21.2 million from $65.5 million due to reduced spending related to the Rochester expansion project.
Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024. The crushing circuit has routinely exceeded 70,000 tons per day since commissioning was completed leading to declaration of commercial production and $528 million of construction in process placed into service during the quarter. Ramp-up to sustained nameplate capacity of 88,000 tons per day remains on schedule for the end of the second quarter.
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
Gold and silver production decreased 29% and 8%, respectively, as a result of the fewer ounces produced from the legacy leach pads as Rochester transitioned to the new leach pad in 2023. Metal sales were $29.8 million, or 14% of Coeur’s metal sales, compared with $33.9 million, or 18% of Coeur’s metal sales. Revenue decreased by $4.1 million, or 12%, of which $5.2 million was due to a lower volume of gold and silver production, partially offset by a $1.1 million increase due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 22% and 29%, respectively, due to the favorable impact of an increase in estimated recoverable ounces on the legacy leach pad, lower LCM adjustments of $3.1 million compared to $13.1 million in the prior year which benefited from higher gold and silver prices and the increase in recoverable ounces on the legacy leach pads, higher tons placed and lower operating costs. Amortization increased to $6.6 million due to commencement of production of the new leach pad in mid-September 2023, partially offset by lower gold and silver ounces sold. Capital expenditures decreased to $21.2 million from $52.0 million due to reduced spending related to the Rochester expansion project.

Kensington

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Tons milled	167,439	177,382	153,337
Average gold grade (oz/t)	0.14	0.16	0.15
Average recovery rate	90.8%	92.3%	91.2%
Gold ounces produced	21,434	26,686	20,296
Gold ounces sold	21,183	25,980	20,902
CAS per gold ounce(1)	$1,853	$1,446	$1,785
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2024 compared to Three Months Ended December 31, 2023
Gold production decreased 20% as a result of 13% lower grades and 6% lower mill throughput. Metal sales were $43.5 million, or 20% of Coeur’s metal sales, compared to $51.1 million, or 20% of Coeur’s metal sales. Revenue decreased by $7.6 million, or 15%, of which $9.8 million resulted from a lower volume of gold production, partially offset by a $2.2 million increase due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 28% due to lower production and higher operating costs. Amortization decreased to $5.6 million primarily due to a decrease in gold ounces sold and favorable impact of a longer mine life. Capital expenditures decreased to $13.3 million from $15.1 million reflecting continued investment associated with the multi-year underground development and exploration program designed to extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025.
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
Gold production increased 6% as a result of 9% higher mill throughput partially offset by 7% lower grades. Metal sales were $43.5 million, or 20% of Coeur’s metal sales, compared to $40.2 million, or 21% of Coeur’s metal sales. Revenue increased by $3.3 million, or 8%, of which $0.6 million resulted from a higher volume of gold production, and $2.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 4% due to higher operating costs. Amortization decreased to $5.6 million primarily due to the favorable impact of a longer mine life. Capital expenditures increased to $13.3 million from $10.7 million reflecting continued investment associated with the multi-year underground development and exploration program designed to extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025.
Wharf

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Tons placed	1,251,955	1,290,562	1,156,794
Average gold grade (oz/t)	0.021	0.027	0.032
Gold ounces produced	20,395	29,675	15,470
Silver ounces produced	67,273	89,456	21,107
Gold ounces sold	20,586	29,537	15,645
Silver ounces sold	68,713	86,510	23,956
CAS per gold ounce(1)	$1,155	$1,019	$1,468
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2024 compared to Three Months Ended December 31, 2023
Gold production decreased 31% driven by lower grade and timing of recoveries. Metal sales were $43.3 million, or 20% of Coeur’s metal sales, compared to $60.7 million, or 23% of Coeur’s metal sales. Revenue decreased by $17.3 million, or 29%, of which $18.6 million was due to a lower gold production, partially offset by an increase of $1.3 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 13% due to higher operating costs and lower grade. Amortization decreased to $1.4 million due to lower gold ounces sold. Capital expenditures were $0.3 million.

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
Gold production increased 32% driven by higher tons placed and timing of recoveries, partially offset by lower grades. Metal sales were $43.3 million, or 20% of Coeur’s metal sales, compared to $30.9 million, or 16% of Coeur’s metal sales. Revenue increased by $12.4 million, or 40%, of which $11.1 million was due to a higher gold production, and $1.3 million was due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 21% due to lower operating costs and higher tons placed. Amortization decreased to $1.4 million due to higher tons placed and the favorable impact of a longer mine life. Capital expenditures were $0.3 million.
Silvertip
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
Exploration expense increased to $5.3 million in the first three months of 2024 compared to $1.5 million in the prior year quarter as the Company continues to focus on increasing the mineral resource at Silvertip. Ongoing carrying costs at Silvertip totaled $2.4 million in the first three months of 2024 and $6.2 million in the prior year quarter. Capital expenditures in the first three months of 2024 totaled $0.5 million.

Liquidity and Capital Resources
At March 31, 2024, the Company had $69.2 million of cash, cash equivalents and restricted cash and $145.4 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents decreased $5.9 million in the three months ended March 31, 2024, due to $42.1 million of capital expenditures primarily related to the Rochester expansion project, an 18% and 13% decrease in gold and silver ounces sold, respectively, and a 1% and 5% decrease in average realized gold and silver prices, respectively, partially offset by net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering (as defined below).
On February 21, 2024, the Company entered into an agreement to extend and enhance its RCF (the “February 2024 Amendment”). The February 2024 Amendment, among other things, (1) extends the term of the RCF by approximately two years so that it now matures in February 2027, (2) increases the RCF by $10 million from $390 million to $400 million, (3) adds Fédération Des Caisses Desjardins Du Québec and National Bank of Canada as lenders on the RCF, (4) permits the Company to obtain one or more increases of the RCF in an aggregate amount of up to $100 million in incremental loans and commitments, subject to certain conditions, including obtaining commitments from relevant lenders to provide such increase, (5) allows for unencumbered domestic cash to be included in the calculation of the consolidated net leverage ratio, and (6) allows up to $15 million of non-capitalized underground mine development costs related to Silvertip to be excluded from the calculation of Consolidated EBITDA for purposes of the RCF.
In March 2024, the Company completed the sale of 7,704,725 shares of its common stock (“Private Placement Offering”) issued as “flow-through shares” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), raising net proceeds of approximately $23.7 million, of which $0.9 million represents net proceeds received in excess of the Company’s average price (“FT Premium Liability”). The proceeds of the issuance of FT Shares will be used by the Company for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)), in conducting an exploration and mineral resource evaluation program on the Silvertip Property in British Columbia and Yukon to determine the existence, location, extent, and quality of the silver, lead, and zinc on the Silvertip Property.
The Company had outstanding forward contracts on 49,950 ounces of gold and 1.8 million ounces of silver at March 31, 2024 that settle monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $2,100 per ounce of gold and $26.00 per ounce of silver.
During the three months ended March 31, 2024, the Company exchanged $5.9 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 1.8 million shares of its common stock.
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
If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we may need to incur additional indebtedness or issue additional equity securities, among other financing options, which may not be available on acceptable terms or at all. This could have a material adverse impact on the Company, as discussed in more detail under Item 1A – Risk Factors in the 2023 10-K.
Cash Provided by (Used in) Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $15.9 million, compared to net cash provided by operating activities of $65.3 million for the three months ended December 31, 2023 and net cash used in operating activities of $35.0 million for three months ended March 31, 2023. Adjusted EBITDA for the three months ended March 31, 2024 was $44.3 million, compared to $64.3 million for three months ended December 31, 2023 and $25.1 million for the three months ended March 31, 2023 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended
In thousands	March 31, 2024	December 31, 2023	March 31, 2023
Cash flow before changes in operating assets and liabilities	$(30,607)	$45,337	$6,223
Changes in operating assets and liabilities:
Receivables	(5,316)	(726)	3,050
Prepaid expenses and other	(639)	(1,225)	(496)
Inventories	(19,694)	7,401	(17,635)
Accounts payable and accrued liabilities	40,385	14,490	(26,145)
Cash provided by (used in) operating activities	$(15,871)	$65,277	$(35,003)
Net cash provided by operating activities decreased $81.1 million for the three months ended March 31, 2024 compared to the three months ended December 31, 2023, primarily due to a 18% and 13% decrease in gold and silver ounces sold, respectively, timing of interest payments, timing of recoveries caused by delayed ramp-up of the new three-stage crushing circuit at Rochester, timing of VAT collections at Palmarejo, and prepayments received in the fourth quarter of 2023. Revenue for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 decreased by $49.0 million, of which $43.2 million was due to lower volume of gold and silver sales, and $5.8 million as a result of lower average realized gold and silver prices.
Net cash used in operating activities decreased $19.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a 15% increase in gold ounces sold, a 4% and 1% increase in average realized gold and silver prices, respectively, offsetting impact of the receipt of prepayments and prepaid revenue in the first quarter of 2024, partially offset by the timing of recoveries caused by delayed ramp-up of the new three-stage crushing circuit at Rochester, timing of VAT collections at Palmarejo, and higher exploration costs. Revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 increased by $25.8 million, of which $19.9 million was due to higher volume of gold sales, and $5.8 million as the result of higher average gold and silver prices.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2024 was $42.1 million compared to $86.6 million in the three months ended December 31, 2023. Cash used in investing activities decreased due to lower capital expenditures at Rochester following the completion of the expansion construction and the sale of the Company’s equity investments in the fourth quarter of 2023. The Company incurred capital expenditures of $42.1 million in the three months ended March 31, 2024 compared with $92.7 million in the three months ended December 31, 2023 primarily related to expansion construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the three months ended March 31, 2024 was $42.1 million compared to $29.3 million in the three months ended March 31, 2023. Cash used in investing activities increased due to net proceeds of $39.8 million received from the sale of its remaining Victoria Gold Common Shares and $5.0 million received from the sale of the La Preciosa project in 2023, partially offset by a decrease in capital expenditures at Rochester. The Company incurred capital expenditures of $42.1 million in the three months ended March 31, 2024 compared with $74.0 million in the three months ended March 31, 2023 primarily related to expansion construction activities at Rochester and underground development at Palmarejo and Kensington in both periods.
Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended March 31, 2024 was $63.8 million compared to $29.5 million in the three months ended December 31, 2023. During the three months ended March 31, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $50.0 million, net, from the RCF. During the three months ended December 31, 2023, the Company drew $35.0 million, net, from the RCF.
Net cash provided by financing activities in the three months ended March 31, 2024 was $63.8 million compared to $69.4 million in the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $50.0 million, net, from the RCF. During the three months ended March 31, 2023, the Company repaid $20.0 million, net, under the RCF and received net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering.

Critical Accounting Policies and Accounting Developments
See Note 2 - Summary of Significant Accounting Policies contained in the 2023 10-K and Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.
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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In the first quarter of 2024, the Company completed a review of the estimated recoverable ounces of gold and silver on its leach pads and determined that as a result of longer expected leach time and favorable recoveries relative to previous estimates that the estimated recoverable gold and silver on the Rochester legacy (Stages II, III and IV) leach pads supported an upward revision. An additional 6,000 ounces of gold and 900,000 ounces of silver were added to the legacy leach pads in the first quarter of 2024. The updated recoverable ounce estimate is considered a change in estimate and was accounted for prospectively. As of March 31, 2024, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 30,953 and 4.9 million, respectively.

Other Liquidity Matters
We believe that our liquidity and capital resources in the U.S. are adequate to fund our U.S. operations and corporate activities. The Company has asserted a partial indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about, and intentions concerning, the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.

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

	Three Months Ended
In thousands except per share amounts	March 31, 2024	December 31, 2023	March 31, 2023
Net income (loss)	$(29,117)	$(25,505)	$(24,586)
Fair value adjustments, net	—	1,245	(10,561)
Foreign exchange loss (gain)	484	(156)	1,991
(Gain) loss on sale of assets and securities	3,536	12,547	9
(Gain) loss on debt extinguishment	(438)	298	—
Other adjustments	5,461	2,188	126
Tax effect of adjustments(1)	1,053	3,165	(37)
Adjusted net income (loss)	$(19,021)	$(6,218)	$(33,058)

Adjusted net income (loss) per share, Basic	$(0.05)	$(0.02)	$(0.11)
Adjusted net income (loss) per share, Diluted	$(0.05)	$(0.02)	$(0.11)
(1) For the three months ended March 31, 2024, Tax effect of adjustments of $1.1 million (12.3%) is primarily related to the Kensington royalty settlement and LCM adjustment recorded at Rochester. For the three months ended December 31, 2023, Tax effect of adjustments of $3.2 million (19%) is primarily related to the fair value adjustments on the Company’s equity investments, and the loss on the sale of assets and LCM adjustment recorded at Rochester. For the three months ended March 31, 2023, Tax effect of adjustments of $37 (0.3%) is primarily related to the fair value adjustments on the Company’s equity investments and LCM adjustment recorded at Rochester.

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

	Three Months Ended
In thousands except per share amounts	March 31, 2024	December 31, 2023	March 31, 2023
Net income (loss)	$(29,117)	$(25,505)	$(24,586)
Interest expense, net of capitalized interest	12,947	7,396	7,389
Income tax provision (benefit)	16,024	8,485	10,708
Amortization	27,297	34,635	22,708
EBITDA	27,151	25,011	16,219
Fair value adjustments, net	—	1,245	(10,561)
Foreign exchange (gain) loss	365	353	1,154
Asset retirement obligation accretion	4,076	4,186	3,993
Inventory adjustments and write-downs	4,188	18,464	14,187
(Gain) loss on sale of assets and securities	3,536	12,547	9
(Gain) loss on debt extinguishment	(438)	298	—
Other adjustments	5,461	2,188	126
Adjusted EBITDA	$44,339	$64,292	$25,127

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

Consolidated	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Cash flow from operations	$(15,871)	$65,277	$(35,003)
Capital expenditures	42,083	92,715	74,048
Free cash flow	$(57,954)	$(27,438)	$(109,051)

Operating Cash Flow Before Changes in Working Capital
Management uses Operating Cash Flow Before Changes in Working Capital as a non-GAAP measure to analyze cash flows generated from operations. Operating Cash Flow Before Changes in Working Capital is Cash Provided By (used in) Operating Activities excluding the change in Receivables, Prepaid expenses and other, Inventories and Accounts payable and accrued liabilities as presented on the Condensed Consolidated Statements of Cash Flows. The Company believes Operating Cash Flow Before Changes in Working Capital is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Operating Cash Flow Before Changes in Working Capital and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Operating Cash Flow Before Changes in Working Capital is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Operating Cash Flow Before Changes in Working Capital, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Operating Cash Flow Before Changes in Working Capital.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Cash provided by (used in) operating activities	$(15,871)	$65,277	$(35,003)
Changes in operating assets and liabilities:
Receivables	5,316	726	(3,050)
Prepaid expenses and other	639	1,225	496
Inventories	19,694	(7,401)	17,635
Accounts payable and accrued liabilities	(40,385)	(14,490)	26,145
Operating cash flow before changes in working capital	$(30,607)	$45,337	$6,223

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

Three Months Ended March 31, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$66,896	$33,632	$44,885	$26,808	$852	$173,073
Amortization	(12,602)	(6,633)	(5,596)	(1,393)	(852)	(27,076)
Costs applicable to sales	$54,294	$26,999	$39,289	$25,415	$—	$145,997

Metal Sales
Gold ounces	33,462	6,185	21,183	20,586	—	81,416
Silver ounces	1,796,468	735,254	—	68,713	—	2,600,435

Costs applicable to sales
Gold ($/oz)	$909	$1,877	$1,853	$1,155
Silver ($/oz)	$13.30	$20.93			$—
Three Months Ended December 31, 2023

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$60,345	$85,155	$46,207	$34,150	$858	$226,715
Amortization	(9,949)	(13,349)	(8,366)	(1,892)	(858)	(34,414)
Costs applicable to sales	$50,396	$71,806	$37,841	$32,258	$—	$192,301

Metal Sales
Gold ounces	24,848	19,175	25,980	29,537		99,540
Silver ounces	1,644,592	1,269,236	—	86,510	—	3,000,338

Costs applicable to sales
Gold ($/oz)	$1,014	$2,060	$1,446	$1,019
Silver ($/oz)	$15.32	$25.46			$—

Three Months Ended March 31, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$57,984	$48,083	$43,226	$24,953	$1,221	$175,467
Amortization	(8,719)	(5,218)	(5,844)	(1,409)	(1,221)	(22,411)
Costs applicable to sales	$49,265	$42,865	$37,382	$23,544	$—	$153,056

Metal Sales
Gold ounces	25,970	8,349	20,902	15,645		70,866
Silver ounces	1,795,159	769,804	—	23,956	—	2,588,919

Costs applicable to sales
Gold ($/oz)	$930	$2,413	$1,785	$1,468
Silver ($/oz)	$14.00	$29.51			$—

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, expectations regarding the Rochester expansion project (including future LCM adjustments), the tax treatment of the FT Shares and the risk that related exploration efforts at Silvertip will not occur on a timely basis or at all, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, timing of completion of obligations under prepayment agreements, liquidity management, financing plans, risk management strategies, capital allocation and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2023 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, and inflationary pressures, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at March 31, 2024 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $2,070 and $1,825 per ounce, respectively, and a short-term and long-term silver price of $23.34 and $23.33 per ounce, respectively.

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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had outstanding forward contracts on 49,950 and 1.8 million ounces of gold and silver, respectively, at March 31, 2024 that settle monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up, and may in the future layer on additional hedges as circumstances warrant. The weighted average fixed price on the forward contracts is $2,100 per ounce of gold and $26.00 per ounce of silver. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Risk Factors” in Item 1A of this Report.
At March 31, 2024, the fair value of the gold forward contracts was a liability of $8.0 million and the fair value of the silver forward contracts was an asset of $1.8 million. For the year ended March 31, 2024, the Company recognized a loss of $1.0 million and a gain of $0.8 million related to expired gold and silver contracts, respectively, in Revenue and the remaining outstanding gold and silver forward contracts were included in Accumulated other comprehensive income (loss). A 10% increase and decrease in the price of gold at March 31, 2024 would result in a net realized loss and gain of $13.7 million and $7.9 million, respectively. A 10% increase and decrease in the price of silver at March 31, 2024 would result in a net realized loss and gain of $1.6 million and $7.2 million, respectively. The March 31, 2024 closing price of gold and silver was $2,214 and $24.54 per ounce, respectively. As of April 30, 2024, the closing price of gold and silver was $2,307 and $26.66, per ounce, respectively.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At March 31, 2024, the Company had outstanding provisionally priced sales of 11,781 ounces of gold at an average price of $2,112. Changes in gold prices resulted in provisional pricing mark-to-market gain of $490 thousand during the 12 months ended March 31, 2024. A 10% change in realized gold prices would cause revenue to vary by $2.5 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at March 31, 2024.

Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2024.
Investment Risk
Equity Price Risk
The Company is exposed to changes in the fair value of our investments in equity securities. The Company had no equity securities at March 31, 2024.

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
(b)Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 16 -- Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2023 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Except as supplemented, the risk factors set forth in the 2023 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c) Trading Plans
    During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

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

* The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 1, 2024	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
President and Chief Executive Officer (Principal Executive Officer)

Dated	May 1, 2024	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 1, 2024	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)