Form 10-Q
period 2024-06-30
Coeur Mining, Inc.
filed 2024-08-07
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 399,246,926 shares were issued and outstanding as of August 5, 2024.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2024	December 31, 2023
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$74,136	$61,633
Receivables	4	32,087	31,035
Inventory	5	76,896	76,661
Ore on leach pads	5	116,897	79,400
Prepaid expenses and other		12,080	18,526
		312,096	267,255
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	6	1,695,951	1,688,288
Ore on leach pads	5	41,226	25,987
Restricted assets		9,026	9,115
Receivables	4, 11	23,140	23,140
Other		61,610	67,063
TOTAL ASSETS		$2,143,049	$2,080,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$107,323	$115,110
Accrued liabilities and other	17	119,808	140,913
Debt	7	22,213	22,636
Reclamation	8	10,954	10,954
		260,298	289,613
NON-CURRENT LIABILITIES
Debt	7	607,114	522,674
Reclamation	8	208,963	203,059
Deferred tax liabilities		7,571	12,360
Other long-term liabilities		27,295	29,239
		850,943	767,332
COMMITMENTS AND CONTINGENCIES	16
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 399,240,520 issued and outstanding at June 30, 2024 and 386,282,957 at December 31, 2023		3,992	3,863
Additional paid-in capital		4,176,668	4,139,870
Accumulated other comprehensive income (loss)		—	1,331
Accumulated deficit		(3,148,852)	(3,121,161)
		1,031,808	1,023,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,143,049	$2,080,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
	Notes	In thousands, except share data
Revenue	3	$222,026	$177,235	$435,086	$364,533
COSTS AND EXPENSES
Costs applicable to sales(1)	3	144,717	139,637	290,714	292,693
Amortization		27,928	19,595	55,225	42,303
General and administrative		11,241	9,789	25,645	21,872
Exploration		12,874	2,920	23,365	7,570
Pre-development, reclamation, and other	13	8,590	10,360	26,818	21,250
Total costs and expenses		205,350	182,301	421,767	385,688
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(21)	2,961	417	2,961
Fair value adjustments, net	11	—	(3,922)	—	6,639
Interest expense, net of capitalized interest	7	(13,162)	(6,912)	(26,109)	(14,301)
Other, net	13	5,122	(9,607)	7,895	(10,568)
Total other income (expense), net		(8,061)	(17,480)	(17,797)	(15,269)
Income (loss) before income and mining taxes		8,615	(22,546)	(4,478)	(36,424)
Income and mining tax (expense) benefit	9	(7,189)	(9,866)	(23,213)	(20,574)
NET INCOME (LOSS)		$1,426	$(32,412)	$(27,691)	$(56,998)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		(10,881)	12,842	(18,507)	(86)
Reclassification adjustments for realized (gain) loss on cash flow hedges		17,028	1,224	17,176	(2,910)
Other comprehensive income (loss)		6,147	14,066	(1,331)	(2,996)
COMPREHENSIVE INCOME (LOSS)		$7,573	$(18,346)	$(29,022)	$(59,994)

NET INCOME (LOSS) PER SHARE	14
Basic income (loss) per share:
Basic		$0.00	$(0.10)	$(0.07)	$(0.18)

Diluted		$0.00	$(0.10)	$(0.07)	$(0.18)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
	Notes			In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$1,426	$(32,412)	$(27,691)	$(56,998)
Adjustments:
Amortization		27,928	19,595	55,225	42,303
Accretion		4,154	4,073	8,230	8,066
Deferred taxes		(9,217)	(1,043)	(4,788)	5,408
Gain on debt extinguishment	7	21	(2,961)	(417)	(2,961)
Fair value adjustments, net	11	—	3,922	—	(6,639)
Stock-based compensation	10	2,732	2,676	6,980	5,827
Loss on the sale or disposition of assets	13	—	12,631	—	12,631
Write-downs	5	—	1,627	3,235	14,740
Deferred revenue recognition	16	(118)	(15,100)	(55,277)	(25,215)
Other		556	72	11,378	2,141
Changes in operating assets and liabilities:
Receivables		3,180	(913)	(2,136)	2,137
Prepaid expenses and other current assets		4,176	4,260	3,537	3,764
Inventory and ore on leach pads		(19,774)	(18,738)	(39,468)	(36,373)
Accounts payable and accrued liabilities		185	61,708	40,570	35,563
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		15,249	39,397	(622)	4,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(51,405)	(85,581)	(93,488)	(159,629)
Proceeds from the sale of assets		—	8,228	24	8,228
Sale of investments		—	1,783	—	41,558
Proceeds from notes receivable	4	—	—	—	5,000
Other		(148)	(64)	(215)	(108)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(51,553)	(75,634)	(93,679)	(104,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14	—	13,013	22,823	111,442
Issuance of notes and bank borrowings, net of issuance costs	7	115,000	150,000	250,000	225,000
Payments on debt, finance leases, and associated costs	7	(71,653)	(136,927)	(163,878)	(238,824)
Other		(31)	(225)	(1,810)	(2,322)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		43,316	25,861	107,135	95,296
Effect of exchange rate changes on cash and cash equivalents		(361)	253	(321)	652
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		6,651	(10,123)	12,513	(4,609)
Cash, cash equivalents and restricted cash at beginning of period		69,240	68,683	63,378	63,169
Cash, cash equivalents and restricted cash at end of period		$75,891	$58,560	$75,891	$58,560

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)	—	—	—	(29,117)	—	(29,117)
Other comprehensive income (loss)	—	—	—	—	(7,478)	(7,478)
Debt-for-Equity Exchange	1,772	18	5,350	—	—	5,368
Issuance of flow-through shares	7,705	77	22,908	—	—	22,985
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,823	28	2,440	—	—	2,468
Balances at March 31, 2024	398,583	$3,986	$4,170,568	$(3,150,278)	$(6,147)	$1,018,129
Net income (loss)	—	—	—	1,426	—	1,426
Other comprehensive income (loss)	—	—	—	—	6,147	6,147
Kensington royalty settlement	738	7	3,399	—	—	3,406
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(80)	(1)	2,701	—	—	2,700
Balances at June 30, 2024	399,241	$3,992	$4,176,668	$(3,148,852)	$—	$1,031,808

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(24,586)	—	(24,586)
Other comprehensive income (loss)	—	—	—	—	(17,062)	(17,062)
Common stock issued under "at the market" stock offering	32,862	329	98,100	—	—	98,429
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,482	24	715	—	—	739
Balances at March 31, 2023	331,042	$3,310	$3,990,080	$(3,042,135)	$(4,719)	$946,536
Net income (loss)	—	—	—	(32,412)	—	(32,412)
Other comprehensive income (loss)	—	—	—	—	14,066	14,066
Common stock issued for the extinguishment of Senior Notes	13,941	140	45,328	—	—	45,468
Common stock issued under Private Placement Offering	5,276	53	12,603	—	—	12,656
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(92)	(1)	2,449	—	—	2,448
Balances at June 30, 2023	350,167	$3,502	$4,050,460	$(3,074,547)	$9,347	$988,762

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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In the first quarter of 2024, the Company completed a review of the estimated recoverable ounces of gold and silver on its leach pads and determined that as a result of longer expected leach time and favorable recoveries relative to previous estimates, that the estimated recoverable gold and silver on the Rochester legacy (Stages 2, 3 and 4) leach pads supported an upward revision. An additional 6,000 ounces of gold and 900,000 ounces of silver were added to the legacy leach pads in the first quarter of 2024. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which have not historically been significant. The updated recoverable ounce estimate is considered a change in estimate and was accounted for prospectively. As of June 30, 2024, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 38,092 and 5.6 million, respectively.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$42,411	$17,368	$51,104	$43,202	$—	$—	$154,085
Silver sales	40,835	25,396	(50)	1,760	—	—	67,941
Metal sales	83,246	42,764	51,054	44,962	—	—	222,026
Costs and Expenses
Costs applicable to sales(1)	48,227	36,655	40,721	19,114	—	—	144,717
Amortization	10,843	8,570	6,445	1,067	790	213	27,928
Exploration	2,578	977	1,291	1,126	6,445	457	12,874
Other operating expenses	2,446	2,826	1,129	1,144	2,404	9,882	19,831
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	(21)	(21)
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	397	(1,055)	(499)	(125)	(4)	(11,876)	(13,162)
Other, net(3)	2,881	(146)	(82)	(45)	18	2,496	5,122
Income and mining tax (expense) benefit	(7,311)	672	—	(1,872)	—	1,322	(7,189)
Net Income (loss)	$15,119	$(6,793)	$887	$20,469	$(9,625)	$(18,631)	$1,426
Segment assets(2)	$302,034	$1,125,586	$196,671	$108,268	$213,833	$51,885	$1,998,277
Capital expenditures	$5,871	$27,530	$16,477	$1,156	$350	$21	$51,405
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Three Months Ended June 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$35,296	$12,638	$24,538	$48,883	$—	$—	$121,355
Silver sales	37,432	16,463	63	1,922	—	—	55,880
Metal sales	72,728	29,101	24,601	50,805	—	—	177,235
Costs and Expenses
Costs applicable to sales(1)	46,591	26,068	39,149	27,829	—	—	139,637
Amortization	8,017	3,649	4,801	1,805	1,021	302	19,595
Exploration	1,614	279	2,327	—	(1,628)	328	2,920
Other operating expenses	2,233	2,400	960	1,029	4,961	8,566	20,149
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	2,961	2,961
Fair value adjustments, net	—	—	—	—	—	(3,922)	(3,922)
Interest expense, net	178	(287)	(325)	(30)	(18)	(6,430)	(6,912)
Other, net(3)	3,022	(47)	(80)	145	(110)	(12,537)	(9,607)
Income and mining tax (expense) benefit	(6,220)	137	—	(2,301)	—	(1,482)	(9,866)
Net Income (loss)	$11,253	$(3,492)	$(23,041)	$17,956	$(4,482)	$(30,606)	$(32,412)
Segment assets(2)	$311,609	$977,958	$160,145	$103,249	$217,831	$61,920	$1,832,712
Capital expenditures	$11,914	$61,458	$11,656	$150	$138	$265	$85,581
1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Six Months Ended June 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$96,313	$30,049	$94,589	$84,903	$—	$—	$305,854
Silver sales	83,311	42,544	(16)	3,393	—	—	129,232
Metal sales	179,624	72,593	94,573	88,296	—	—	435,086
Costs and Expenses
Costs applicable to sales(1)	102,521	63,654	80,010	44,529	—	—	290,714
Amortization	23,445	15,203	12,041	2,460	1,642	434	55,225
Exploration	5,063	1,408	2,836	1,249	11,725	1,084	23,365
Other operating expenses	4,700	8,576	8,755	2,245	5,109	23,078	52,463
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	417	417
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	371	(2,395)	(970)	(277)	(10)	(22,828)	(26,109)
Other, net(3)	3,427	(116)	(163)	(87)	(40)	4,874	7,895
Income and mining tax (expense) benefit	(18,994)	906	—	(3,008)	—	(2,117)	(23,213)
Net Income (loss)	$28,699	$(17,853)	$(10,202)	$34,441	$(18,526)	$(44,250)	$(27,691)
Segment assets(2)	$302,034	$1,125,586	$196,671	$108,268	$213,833	$51,885	$1,998,277
Capital expenditures	$12,632	$48,773	$29,735	$1,464	$859	$25	$93,488
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Six Months Ended June 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$75,903	$28,685	$64,662	$79,206	$—	$—	$248,456
Silver sales	79,132	34,316	137	2,492	—	—	116,077
Metal sales	155,035	63,001	64,799	81,698	—	—	364,533
Costs and Expenses
Costs applicable to sales(1)	95,856	68,933	76,531	51,373	—	—	292,693
Amortization	16,736	8,867	10,645	3,214	2,242	599	42,303
Exploration	2,927	662	3,323	—	(131)	789	7,570
Other operating expenses	3,759	4,425	1,944	2,043	11,507	19,444	43,122
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	2,961	2,961
Fair value adjustments, net	—	—	—	—	—	6,639	6,639
Interest expense, net	300	(462)	(855)	(44)	(40)	(13,200)	(14,301)
Other, net(3)	2,884	(140)	(151)	(331)	(119)	(12,711)	(10,568)
Income and mining tax (expense) benefit	(15,922)	376	—	(2,720)	—	(2,308)	(20,574)
Net Income (loss)	$23,019	$(20,112)	$(28,650)	$21,973	$(13,777)	$(39,451)	$(56,998)
Segment assets(2)	$311,609	$977,958	$160,145	$103,249	$217,831	$61,920	$1,832,712
Capital expenditures	$22,064	$113,420	$22,358	$271	$807	$709	$159,629
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Assets	June 30, 2024	December 31, 2023
Total assets for reportable segments	$1,998,277	$1,943,037
Cash and cash equivalents	74,136	61,633
Other assets	70,636	76,178
Total consolidated assets	$2,143,049	$2,080,848

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	June 30, 2024	December 31, 2023
United States	$1,218,875	$1,201,988
Mexico	248,549	256,906
Canada	228,373	229,242
Other	154	152
Total	$1,695,951	$1,688,288

Revenue	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$138,780	$104,507	$255,462	$209,498
Mexico	83,246	72,728	179,624	155,035
Total	$222,026	$177,235	$435,086	$364,533

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	June 30, 2024	December 31, 2023
Current receivables:
Trade receivables	$7,404	$3,858
VAT receivable	14,899	15,634
Income tax receivable	9,388	10,207
Gold and silver forwards realized gains (2)	—	615
Other	396	721
	$32,087	$31,035
Non-current receivables:
Other tax receivable (3)	$9,111	$9,111
Deferred cash consideration (1)	834	834
Contingent consideration (1)	13,195	13,195
	$23,140	$23,140
Total receivables	$55,227	$54,175
(1) See Note 11 -- Fair Value Measurements for additional details on deferred cash consideration and contingent consideration in the 2023 10-K.
(2) Represents realized gains on gold and silver forward hedges from December 2023 that contractually settled in subsequent months. See Note 12 -- Derivative Financial Instruments & Hedging for additional details on the gold and silver forward hedges.
(3) Consists of exploration credit refunds at Silvertip.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	June 30, 2024	December 31, 2023
Inventory:
Concentrate	$3,187	$3,606
Precious metals	19,413	20,395
Supplies	54,296	52,660
	$76,896	$76,661
Ore on Leach Pads:
Current	$116,897	$79,400
Non-current	41,226	25,987
	$158,123	$105,387

Long-term Stockpile (included in Other)	$41,714	$46,702

Total Inventory and Ore on Leach Pads	$276,733	$228,750

Coeur reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. In the first quarter of 2024, the cost associated with the stock-pile at Rochester exceeded its net realizable value, which resulted in non-cash write down of $4.0 million ($3.2 million was recognized in Costs applicable to sales and $0.8 million in Amortization).

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	June 30, 2024	December 31, 2023
Mine development	$1,394,378	$1,358,189
Mineral interests	809,912	809,912
Land	9,000	8,318
Facilities and equipment(1)	1,444,949	947,435
Construction in progress(2)	153,476	612,865
Total	$3,811,715	$3,736,719
Accumulated depreciation, depletion and amortization(3)	(2,115,764)	(2,048,431)
Property, plant and equipment and mining properties, net	$1,695,951	$1,688,288
(1) Includes $119.8 million and $127.6 million associated with facilities and equipment assets under finance leases at June 30, 2024 and December 31, 2023, respectively.
(2) Includes $3.5 million and $471.7 million of construction costs related to the Rochester expansion project at June 30, 2024 and December 31, 2023, respectively.
(3) Includes $47.0 million and $37.6 million of accumulated amortization related to assets under finance leases at June 30, 2024 and December 31, 2023, respectively.
Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024, leading to declaration of commercial production and $528 million of construction in process placed into service in the first quarter of 2024. The Company successfully completed the ramp-up of all three stages of the crushing circuit at the end the second quarter by achieving daily throughput rates of over 88,000 tons per day.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – DEBT

	June 30, 2024		December 31, 2023
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$289,691	$—	$295,115
Revolving Credit Facility(2)	—	275,000	—	175,000
Finance lease obligations	22,213	42,423	22,636	52,559
	$22,213	$607,114	$22,636	$522,674
(1) Net of unamortized debt issuance costs of $3.4 million and $3.9 million at June 30, 2024 and December 31, 2023, respectively.
(2) Unamortized debt issuance costs of $4.2 million and $2.8 million at June 30, 2024 and December 31, 2023, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 9 -- Debt contained in the 2023 10-K.
In March 2024, the Company exchanged $5.9 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 1.8 million shares of its common stock. Based on the closing price of the Company’s common stock on the dates of the exchange, the exchanges resulted in a gain of $0.4 million on debt extinguishment. The exchange transaction represents a non-cash financing activity in the Condensed Consolidated Statement of Cash Flow.
Revolving Credit Facility
At June 30, 2024, the Company had $275.0 million drawn at a weighted-average interest rate of 9.2%, $29.5 million in outstanding letters of credit and $95.5 million available under its $400.0 million revolving credit facility (the “RCF”). Future borrowing may be subject to certain financial covenants. For more details, please see Note 9 -- Debt contained in the 2023 10-K.
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
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2024, the Company entered into a new lease financing arrangement for mining equipment at Kensington for $1.0 million. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases in the 2023 10-K.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
2029 Senior Notes	$3,755	$4,507	$7,575	$9,312
Revolving Credit Facility	7,518	3,779	13,972	6,525
Finance lease obligations	997	908	2,256	1,753
Amortization of debt issuance costs	579	621	1,198	1,261
Other debt obligations	757	278	1,554	740
Capitalized interest	(444)	(3,181)	(446)	(5,290)
Total interest expense, net of capitalized interest	$13,162	$6,912	$26,109	$14,301

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Asset retirement obligation - Beginning	$216,989	$205,380	$214,013	$202,431
Accretion	4,154	4,073	8,230	8,066
Settlements	(1,226)	(1,493)	(2,326)	(2,537)
Asset retirement obligation - Ending	$219,917	$207,960	$219,917	$207,960

NOTE 9 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2024 and 2023 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(4,660)	$1,677	$(35,540)	$(2,264)	$(33,890)	$(2,142)	$(61,320)	$(3,282)
Canada	(9,628)	(258)	(4,410)	—	(18,535)	(372)	(13,704)	—
Mexico	22,948	(8,608)	17,534	(7,602)	48,152	(20,699)	38,933	(17,292)
Other jurisdictions	(45)	—	(130)	—	(205)	—	(333)	—
	$8,615	$(7,189)	$(22,546)	$(9,866)	$(4,478)	$(23,213)	$(36,424)	$(20,574)
    During the second quarter of 2024, the Company reported estimated income and mining tax expense of approximately $7.2 million, resulting in an effective tax rate of 83.4%. This compares to income tax expense of $9.9 million for an effective tax rate of (43.8)% during the second quarter of 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in the Company’s income before income taxes; (iii) geographic distribution of that income; (iv) percentage depletion; (v) foreign exchange rate; (vi) the prior year sale of non-core assets; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Item 1A - Risk Factors”.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2020 forward for the U.S. federal jurisdiction and from 2017 forward for certain other foreign jurisdictions. Regarding the statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that there will be no further decrease in any unrecognized income tax benefits.
    At June 30, 2024 and December 31, 2023, the unrecognized tax benefits and accrued income-tax-related interest and penalties were not significant. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 10 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and six months ended June 30, 2024 was $2.7 million and $6.9 million, respectively, compared to $2.7 million and $5.8 million in the three and six months ended June 30, 2023. At June 30, 2024, there was $13.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
    The following table summarizes the grants awarded during the six months ended June 30, 2024:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 26, 2024	3,087,822	$2.55	2,050,899	$2.77

NOTE 11 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Change in the value of equity securities(1)	$—	$(3,922)	$—	$6,639
Fair value adjustments, net	$—	$(3,922)	$—	$6,639
(1) Includes unrealized losses on held equity securities of $3.7 million and $0.5 million for the three and six months ended June 30, 2023, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$41	$—	$41	$—
Liabilities:
Provisional metal sales contracts	$231	$—	$231	$—

	Fair Value at December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	318	—	318	—
Silver forwards	3,312	—	3,312	—
	$3,630	$—	$3,630	$—
Liabilities:
Gold forwards	$1,981	$—	$1,981	$—
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
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2024.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2024 and December 31, 2023 is presented in the following table:

	June 30, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$289,691	$271,720	$—	$271,720	$—
Revolving Credit Facility(2)	$275,000	$275,000	$—	$275,000	$—
(1) Net of unamortized debt issuance costs of $3.4 million.
(2) Unamortized debt issuance costs of $4.2 million included in Other Non-Current Assets.

	December 31, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$295,115	$271,272	$—	$271,272	$—
Revolving Credit Facility(2)	$175,000	$175,000	$—	$175,000	$—
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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, the Company has entered into forward contracts. The contracts were net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it resulted in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. At June 30, 2024, the Company had no outstanding derivative cash flow hedge instruments.
The effective portions of cash flow hedges were recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the hedged item was recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue were recognized as a component of Revenue in the same period as the related sale is recognized.
At inception, the Company performed an assessment of the forecasted transactions and the hedging instruments and determined that the hedging relationships are considered perfectly effective. Future assessments are performed to verify that critical terms of the hedging instruments and the forecasted transactions continue to match, and the forecasted transactions remain probable, as well as an assessment of any adverse developments regarding the risk of the counterparties defaulting on their commitments. There were no such changes in critical terms or adverse developments.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

June 30, 2024
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$—
Silver forwards	$—	$—	$—

	December 31, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$1,981
Silver forwards	$3,312	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$(3,893)	$7,303	$(10,886)	$(8,053)
Silver forwards	(6,988)	5,539	(7,621)	7,967
	$(10,881)	$12,842	$(18,507)	$(86)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$11,887	$1,369	$12,867	$(892)
Silver forwards	5,141	(145)	4,309	(2,018)
	$17,028	$1,224	$17,176	$(2,910)
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
At June 30, 2024, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2024	2025 and Thereafter
Provisional gold sales contracts	$28,891	$—
Average gold price per ounce	$2,346	$—
Notional ounces	12,313	—
The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$41	$231

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$318	$—
The following represent mark-to-market gains (losses) on derivative instruments in the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2024	2023	2024	2023
Revenue	Provisional metal sales contracts	$(998)	$(71)	$(508)	$(319)
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

NOTE 13 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Silvertip ongoing carrying costs	$2,055	$4,609	$4,416	$10,789
(Gain) loss on sale of assets	640	312	4,176	312
Asset retirement accretion	4,154	4,073	8,230	8,066
Kensington royalty settlement(1)	—	—	6,750	—
Other	1,741	1,366	3,246	2,083
Pre-development, reclamation and other	$8,590	$10,360	$26,818	$21,250
(1) See Note 16 -- Commitments and Contingencies for additional details on the Kensington royalty settlement.

Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Foreign exchange gain (loss)	$2,089	$627	$1,724	$(527)
Gain (loss) on dispositions	—	(12,319)	—	(12,319)
Flow-through shares	1,455	—	3,945	—
RMC bankruptcy distribution	1,199	1,516	1,199	1,516
Other	379	569	1,027	762
Other, net	$5,122	$(9,607)	$7,895	$(10,568)

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
For the three and six months ended June 30, 2024, there were 29,130 and 4.6 million common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 2.0 million and 1.7 million common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2023, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2024	2023	2024	2023
Net income (loss) available to common stockholders	$1,426	$(32,412)	$(27,691)	$(56,998)

Weighted average shares:
Basic	393,838	333,082	389,403	317,105
Effect of stock-based compensation plans	6,071	—	—	—
Diluted	399,909	333,082	389,403	317,105

Income (loss) per share:
Basic	$0.00	$(0.10)	$(0.07)	$(0.18)

Diluted	$0.00	$(0.10)	$(0.07)	$(0.18)
On February 26, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with certain Canadian accredited investors (the “Investors”) for a private placement offering (the “Private Placement Offering”) of an aggregate of 7,704,725 shares of common stock, par value $0.01 per share, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), which closed on March 8, 2024. The proceeds of the Private Placement Offering will be used for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)) at the Company’s Silvertip exploration project. The initial Private Placement Offering raised net proceeds of $23.7 million, of which $0.9 million represents net proceeds received in excess of the Company’s trading price (“FT Premium Liability”). During the six months ended June 30, 2024, the Company recognized a portion of the FT Premium Liability associated with the prior year private placement offering of flow-through shares resulting in income of $3.9 million included in Other, net. The FT Premium Liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet and will decrease in subsequent periods as certain qualifying “Canadian Exploration Expenditures” are incurred.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current assets	$12,209	$19,850	$186,956	$143,170
Non-current assets(1)	$400,622	$393,773	$1,312,057	$1,286,135
Non-guarantor intercompany assets	$—	$—	$—	$—

Current liabilities	$28,760	$27,836	$165,398	$198,262
Non-current liabilities	$574,600	$478,488	$194,656	$203,405
Non-guarantor intercompany liabilities	$3,186	$6,033	$1,596	$1,591
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2024

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$255,462
Gross profit (loss)	$(433)	$37,564
Net income (loss)	$(27,691)	$6,361

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of June 30, 2024, $28.7 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana currently sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015 and 2024) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce (“Franco-Nevada Gold Stream Agreement”). The Franco-Nevada Gold Stream Agreement supersedes an earlier arrangement made in January 2009 in which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur Mexicana from its Palmarejo silver and gold mine in Mexico in exchange for total consideration of $78.0 million, consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares that was then-valued at $3.0 million (the “Prior Gold Stream Agreement”). The Prior Gold Stream Agreement was terminated in 2014 and its minimum ounce delivery requirement satisfied in 2016, after which sales under the Franco-Nevada Gold Stream Agreement commenced. Under the Franco-Nevada Gold Stream Agreement, Coeur Mexicana received a $22.0

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. Because there is no minimum obligation associated with the deposit, it is not considered a financing, and each shipment is considered to be a separate performance obligation. The stream agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Opening Balance	$6,784	$7,296	$6,943	$7,411
Revenue Recognized	(118)	(100)	(277)	(215)
Closing Balance	$6,666	$7,196	$6,666	$7,196
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In March 2024, the Company received an additional prepayment of $25.0 million, of which $12.0 million was recognized as revenue in the second quarter of 2024.
Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty for gold electrolytic cathodic sludge from its Wharf mine and gold and silver doré from its Rochester mine, both of which were amended in September 2023 to increase the maximum amount available in prepayments to $12.5 million and $17.5 million, respectively. In June 2024, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively, following the fulfillment of the previous received prepayments received at Wharf and Rochester.
The metal sales prepayments represent a contract liability under ASC 606, which requires the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. Under the relevant terms of the Amended Sales Contract, Coeur maintains its exposure to the price of gold and silver and expects to recognize the remaining value of the accrued liability by September 2024. See Note 2 -- Summary of Significant Accounting Policies contained in the 2023 10-K for additional detail.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Opening Balance	$55,112	$15,127	$55,082	$25,016
Additions	30,175	44,885	85,205	44,996
Revenue Recognized	(42,005)	(15,000)	(97,005)	(25,000)
Closing Balance	$43,282	$45,012	$43,282	$45,012
Kensington Royalty Matter
On March 28, 2024, the Company and its subsidiary Coeur Alaska, Inc. (“Coeur Alaska”) entered into a settlement agreement to resolve litigation with Maverix Metals Inc. and Maverix Metals (Nevada) Inc. (collectively “Maverix”) regarding the terms of a royalty impacting a portion of the Kensington mine property (the “Maverix Litigation”). While Coeur Alaska continued to believe its claims and counterclaims in the matter were valid, it determined that the settlement was appropriate given the inherent uncertainty presented in litigation matters. In consideration for the dismissal of the Maverix Litigation and pursuant to other customary terms of settlement, Coeur Alaska and Maverix agreed to amend the terms of the royalty to decrease the effective rate of the royalty and to eliminate the concept of cost recoupment provided for in the original royalty. The amended royalty now provides that Coeur Alaska pays a net returns royalty on up to two million troy ounces of gold produced from the current boundaries of the Kensington mine at a rate of: (i) 1.25% for production occurring from January 1, 2024 through December 31, 2026 and (ii) 1.5% for production occurring on or after January 1, 2027. The Company also agreed to issue up to 2,455,000 shares of its common stock to an affiliate of Maverix, including common stock having a then-current fair market value of $3.0 million by April 2, 2024, and common stock having a then-current fair market value of $3.75 million

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
by March 28, 2025 (collectively, the “Settlement Shares”), with a cash-settlement of any shortfall in value if all 2,455,000 shares of common stock are issued. The settlement provides that credit for the value of certain portions of equity issued to be credited against the royalty, as amended, as payment in arrears for production prior to January 1, 2024. In April 2024, the Company issued 737,210 shares to settle the first equity issuance. The issuance of the Settlement Shares is being made pursuant to the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.
Mining Concession
On November 20, 2023, Coeur Mexicana signed a purchase agreement with a subsidiary of Fresnillo plc to acquire mining concessions adjacent to the Palmarejo mine. Total consideration includes a cash payment of approximately $25 million, with $10 million due at closing, an additional $10 million payable 12 months after closing, and an additional $5 million payable 24 months after closing. The concessions will be subject to an inflation-adjusted royalty payment of $25 per ounce for each new gold-equivalent ounce of resource discovered between 450,000 and two million gold equivalent ounces. On July 8, 2024, the Company closed on the purchase after receiving an applicable regulatory approval in Mexico and provided payment of the $10 million due at closing.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of June 30, 2024 and December 31, 2023, the Company had surety bonds totaling $343.6 million and $324.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 17 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2024	December 31, 2023
Accrued salaries and wages	$23,294	$31,722
Flow-through share premium received	2,467	5,563
Deferred revenue (1)	43,784	55,547
Income and mining taxes	14,731	11,766
Kensington royalty settlement (1)	3,750	—
Accrued operating costs	12,238	11,081
Unrealized losses on derivatives	231	1,981
Taxes other than income and mining	2,974	5,321
Accrued interest payable	9,596	7,957
Operating lease liabilities	6,743	9,975
Accrued liabilities and other	$119,808	$140,913
(1) See Note 16 -- Commitments and Contingencies for additional details on deferred revenue liabilities.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and six months ended June 30, 2024 and 2023:

In thousands	June 30, 2024	June 30, 2023
Cash and cash equivalents	$74,136	$56,845
Restricted cash equivalents	1,755	1,715
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$75,891	$58,560

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
Second Quarter Highlights
For the quarter, Coeur reported revenue of $222.0 million and cash provided by operating activities of $15.2 million. We reported GAAP net income of $1.4 million, or $0.00 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $52.4 million and net loss of $3.4 million, or $0.01 per diluted share. For the six months ended June 30, 2024, Coeur reported revenue of $435.1 million and cash used in operating activities of $0.6 million. We reported GAAP net loss of $27.7 million, or $0.07 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $96.7 million and net loss of $22.4 million or $0.06 per diluted share.

•Recently expanded Rochester achieves mid-year target run rates – Rochester successfully completed ramp-up activities by achieving throughput rates of over 88,000 tons per day. Annual throughput levels are expected to be approximately 2.5 times higher than historical levels, or roughly 32 million tons per year, leading to expected strong increases in production and free cash flow and substantially lower unit costs. Rochester’s second quarter silver and gold production both increased 39% compared to the first quarter
•Higher prices drove strong revenue and adjusted EBITDA1 increases – The Company’s average realized gold and silver prices increased by approximately 11% and 10% year-over-year, respectively. Together with a 76% year-over-year increase in gold production at Kensington, second quarter revenue increased 25% and adjusted EBITDA1 jumped 136% year-over-year.
•Continued positive results from Kensington’s multi-year exploration program – The Company’s June 27, 2024 update highlighted Kensington’s successful multi-year development and exploration program, which is expected to be completed in the first half of 2025 and is targeting a year-end reserves-based mine life of over five years at year-end 2024 and a return to positive free cash flow during the second half of next year
•Closed the acquisition of key concessions near Palmarejo – On July 8, 2024, the purchase of two strategic blocks of mining concessions adjacent to the Palmarejo gold-silver complex was completed. The purchase from a subsidiary of Fresnillo plc (“Fresnillo”) unlocks significant near-term and longer-term potential to extend Palmarejo’s mine life to the east of the existing operation
•Hedging program concluded - The Company’s gold and silver hedging program that was utilized during the construction and ramp-up of Rochester was completed during the second quarter; Coeur is fully exposed to commodity prices going forward
•Silvertip summer exploration program now underway - The robust 2024 program includes large step-out drilling on known structures, significant mapping and sampling, and geophysics to rapidly explore a wider portion of the permitted ground. The program aims to grow near-mine resources through underground drilling, take large step-outs on known structures to assist with rapid resource growth, identify the outer edges of the system, and identify additional, nearby structures with potential to host mineralization similar to Silvertip
•2024 production guidance ranges maintained; cost guidance adjusted - The Company is maintaining its full-year production guidance ranges of 310,000 - 355,000 gold ounces and 10.7 - 13.3 million silver ounces. Full-year CAS1 guidance at Palmarejo and Wharf have been reduced to reflect strong cost management efforts, while Rochester’s second half CAS1 guidance ranges have been increased to reflect timing of ounces placed under leach. Additionally, the Company is increasing its full-year exploration guidance to reflect additional investment at Wharf and Kensington based on recent results, while capital expenditure guidance is being increased to reflect the accelerated timing of certain equipment purchases and final payments related to the Rochester expansion

Selected Financial and Operating Results

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Financial Results: (in thousands, except per share amounts)
Gold sales	$154,085	$151,769	$305,854	$248,456
Silver sales	$67,941	$61,291	$129,232	$116,077
Consolidated Revenue	$222,026	$213,060	$435,086	$364,533
Net income (loss)	$1,426	$(29,117)	$(27,691)	$(56,998)
Net income (loss) per share, diluted	$0.00	$(0.08)	$(0.07)	$(0.18)
Adjusted net income (loss)(1)	$(3,405)	$(19,021)	$(22,426)	$(53,211)
Adjusted net income (loss) per share, diluted(1)	$(0.01)	$(0.05)	$(0.06)	$(0.17)
EBITDA(1)	$49,705	$27,151	$76,856	$20,180
Adjusted EBITDA(1)	$52,407	$44,339	$96,746	$47,362
Total debt(2)	$629,327	$585,552	$629,327	$469,386
Operating Results:
Gold ounces produced	78,696	80,744	159,440	137,445
Silver ounces produced	2,637,950	2,584,760	5,222,710	4,923,024
Gold ounces sold	76,932	81,416	158,348	137,956
Silver ounces sold	2,592,727	2,600,435	5,193,162	4,926,332
Average realized price per gold ounce	$2,003	$1,864	$1,932	$1,801
Average realized price per silver ounce	$26.20	$23.57	$24.89	$23.56
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended June 30, 2024 compared to Three Months March 31, 2024
Revenue
We sold 76,932 gold ounces and 2.6 million silver ounces, compared to 81,416 gold ounces and 2.6 million silver ounces. Revenue increased by $9.0 million, or 4%, as a result of a 7% and 11% increase in average realized gold and silver prices, respectively, partially offset by a 6% decrease in gold ounces sold, while silver ounces sold remained comparable. The Company benefited from the higher gold and silver spot prices that were partially offset by higher realized losses from gold and silver hedges in the second quarter of 2024. The Company’s hedge program was concluded as of June 30, 2024. The higher grade and the ramp-up of the new three-stage crusher at Rochester, and higher mill throughput and grade at Kensington increased gold ounces sold but that was more than offset by lower mill throughput and grade at Palmarejo. Silver ounces sold remained comparable with Palmarejo’s lower mill throughput being offset by the successful ramp-up at Rochester. Gold and silver represented 69% and 31% of second quarter 2024 sales revenue, respectively, compared to 71% and 29% of first quarter 2024 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2024	March 31, 2024
Gold sales	$154,085	$151,769	$2,316	2%
Silver sales	67,941	61,291	6,650	11%
Metal sales	$222,026	$213,060	$8,966	4%

Costs Applicable to Sales
Costs applicable to sales decreased $1.3 million, or 1%, primarily due to lower gold ounces sold, favorable foreign exchange rates at Palmarejo, and a lower of cost or net realizable value (“LCM”) adjustment at Rochester in the first quarter of 2024. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $0.6 million, or 2%, primarily due to higher gold and silver ounces sold at Rochester and higher gold ounces sold at Kensington, partially offset by lower gold and silver ounces sold at Palmarejo and a lower LCM adjustment at Rochester in the first quarter of 2024.
Expenses
General and administrative expenses decreased $3.2 million, or 22%, primarily due to lower employee incentive and stock-based compensation costs.
Exploration expense increased $2.4 million, or 23%, driven by the commencement of surface drilling at Silvertip and higher resource expansion drilling activity at Wharf.
Pre-development, reclamation, and other expenses decreased $9.6 million, or 53%, stemming from completion of the dismantling and disposal of the legacy crusher at Rochester and the Kensington royalty settlement of $6.8 million in the first quarter of 2024.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2024	March 31, 2024
Silvertip ongoing carrying costs	2,055	2,362	(307)	(13)%
(Gain) loss on sale of assets	640	3,536	(2,896)	(82)%
Asset retirement accretion	4,154	4,076	78	2%
Kensington royalty settlement	—	6,750	(6,750)	(100)%
Other	1,741	1,504	237	16%
Pre-development, reclamation and other expense	$8,590	$18,228	$(9,638)	(53)%
Other Income and Expenses
During the first quarter of 2024, the Company incurred a $0.4 million gain in connection with the exchange of $5.9 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 1.8 million shares of common stock.
Interest expense (net of capitalized interest of $0.4 million) increased to $13.2 million from $12.9 million due to higher interest paid under the RCF and finance lease obligations.
Other, net increased to a gain of $5.1 million compared to $2.8 million as a result of foreign exchange gains primarily in Mexico and the receipt of the $1.2 million distribution from the Republic Metal Corporation bankruptcy proceedings (the “RMC Bankruptcy Distribution”).
Income and Mining Taxes
Income and mining tax expense of approximately $7.2 million resulted in an effective tax rate of 83.4% for three months ended June 30, 2024. This compares to income tax expense of $16.0 million for an effective tax rate of (122.4)% for three months ended March 31, 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) percentage depletion; (v) foreign exchange rates; and (vi) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended June 30,		Three Months Ended March 31,
	2024		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(4,660)	$1,677	$(30,553)	$(3,819)
Canada	(9,628)	(258)	(7,584)	(114)
Mexico	22,948	(8,608)	25,204	(12,091)
Other jurisdictions	(45)	—	(160)	—
	$8,615	$(7,189)	$(13,093)	$(16,024)
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
Net Income (Loss)
Net income was $1.4 million, or $0.00 per diluted share, compared to a net loss of $29.1 million, or $0.08 per diluted share. The decrease in net loss was driven by a 7% and 11% increase in average realized gold and silver prices, respectively, lower employee incentive and stock-based compensation costs, lower income and mining taxes, a lower LCM adjustment at Rochester and the Kensington royalty settlement of $6.8 million in the first quarter of 2024. This was partially offset by a 6% decrease in gold ounces sold and higher interest and exploration expense. Adjusted net loss was $3.4 million, or $0.01 per diluted share, compared to $19.0 million, or $0.05 per diluted share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Revenue
We sold 158,348 gold ounces and 5.2 million silver ounces, compared to 137,956 gold ounces and 4.9 million silver ounces. Revenue increased by $70.6 million, or 19%, as a result of a 15% and 5% increase in gold and silver ounces sold, respectively, and a 7% and 6% increase in average realized gold and silver prices, respectively. The Company benefited from the higher gold and silver spot prices that were partially offset by realized losses from gold and silver hedges in the second quarter of 2024 compared to realized gains in the prior year. The Company’s hedge program was concluded as of June 30, 2024. The increase in gold and silver ounces sold was primarily due to higher gold and silver grades and higher recoveries at Palmarejo, higher mill throughput and grades at Kensington and higher tons placed and timing of recoveries at Wharf. Additionally, Rochester produced higher silver ounces while gold production remained comparable following the successful commissioning and ramp-up of the new three stage crusher at Rochester in 2024. Gold and silver represented 70% and 30% of 2024 sales revenue, respectively, compared to 68% and 32% of 2023 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Six Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2024	June 30, 2023
Gold sales	$305,854	$248,456	$57,398	23%
Silver sales	129,232	116,077	13,155	11%
Metal sales	$435,086	$364,533	$70,553	19%
Costs Applicable to Sales
Costs applicable to sales decreased $2.0 million, or 1%, primarily due to the favorable impact of the estimated recoverable ounces on the legacy leach pad and lower LCM adjustments at Rochester, partially offset by higher gold and silver ounces sold. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $12.9 million, or 31%, primarily due to higher gold and silver ounces sold and the commencement of production of the new leach pad in mid-September 2023 at Rochester, partially offset by lower LCM adjustments at Rochester.
Expenses
General and administrative expenses increased $3.8 million, or 17%, primarily due to higher employee incentive and stock-based compensation costs, and higher outside service and legal costs.
Exploration expense increased $15.8 million, or 209%, as a result of planned drilling activity at Palmarejo, Kensington, Wharf and Silvertip.
Pre-development, reclamation, and other expenses increased $5.6 million, or 26%, stemming from the Kensington royalty settlement of $6.8 million and higher losses on the sale of assets, partially offset by lower ongoing carrying costs at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2024	2023
Silvertip ongoing carrying costs	4,416	10,789	(6,373)	(59)%
(Gain) loss on sale of assets	4,176	312	3,864	1,238%
Asset retirement accretion	8,230	8,066	164	2%
Kensington royalty settlement	6,750	—	6,750	100%
Other	3,246	2,083	1,163	56%
Pre-development, reclamation and other expense	$26,818	$21,250	$5,568	26%
Other Income and Expenses
During the six months ended June 30, 2024, the Company incurred a $0.4 million gain in connection with the exchange of $5.9 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 1.8 million shares of common stock compared to $3.0 million incurred during the six months ended June 30, 2023.
The Company did not have fair value adjustments, net, in the first six months of 2024 following the sale of the Company’s equity investments in 2023.
Interest expense (net of capitalized interest of $0.4 million) increased to $26.1 million from $14.3 million due to higher interest paid under the RCF attributable to higher average debt levels, and lower capitalized interest, partially offset by lower interest paid under the 2029 Senior Notes.
Other, net increased to a gain of $7.9 million compared to a loss of $10.6 million as a result of the recognition of the FT Premium Liability income of $3.9 million following the renouncement of Silvertip exploration expenditures and the $12.3 million loss recognized from the sale of the La Preciosa Deferred Consideration in 2023.
Income and Mining Taxes

During the first half of 2024, income and mining tax expense of approximately $23.2 million resulted in an effective tax rate of (518.4)% for 2024. This compares to income tax expense of $20.6 million for an effective tax rate of (56.5)% for 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes; (v) the prior year sale of non-core assets; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six Months Ended June 30,
	2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$(33,890)	$(2,142)	$(61,320)	$(3,282)
Canada	(18,535)	(372)	(13,704)	—
Mexico	48,152	(20,699)	38,933	(17,292)
Other jurisdictions	(205)	—	(333)	—
	$(4,478)	$(23,213)	$(36,424)	$(20,574)
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
Net Loss
Net loss was $27.7 million, or $0.07 per diluted share, compared to $57.0 million, or $0.18 per diluted share. The decrease in net loss was driven by a 15% and 5% increase in gold and silver ounces sold, respectively, a 7% and 6% increase in average realized gold and silver prices, respectively, lower ongoing costs at Silvertip, the recognition of the FT Premium Liability income of $3.9 million, lower LCM adjustments at Rochester, and the $12.3 million loss recognized from the sale of the La Preciosa Deferred Consideration in 2023. This was partially offset by the Kensington royalty settlement of $6.8 million, higher exploration, general and administrative and interest expense, and favorable changes in the fair value of the Company’s equity investments in the first six months of 2023. Adjusted net loss was $22.4 million, or $0.06 per diluted share, compared to $53.2 million, or $0.17 per diluted share (see “Non-GAAP Financial Performance Measures”).
2024 Guidance
The Company has reaffirmed its 2024 production guidance. Due to strong operational performance and cost control measures, Coeur has lowered cost guidance at Palmarejo and Wharf.
With the ramp-up of the new Merrill-Crowe facility and three-stage crusher corridor at Rochester completed, the Company has provided updated cost guidance for Rochester for the second half of 2024, which is reflected below. In addition, Coeur was able to conclude final negotiations with the key construction contractor during the second quarter, leading to an increase in expected 2024 development capital expenditures as certain costs that were originally planned for 2025 were paid during the second quarter. The Company has now paid $725 million of the total $730 million capital cost of the expansion.
Coeur has increased its planned exploration program at Wharf as the Company has identified opportunities to extend mine life at the Juno and North Foley deposits as well as at Kensington. The below exploration expense guidance excludes $15 - $20 million of underground mine development and support costs associated with Silvertip.
2024 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	95,000 - 103,000	5,900 - 6,700
Rochester	37,000 - 50,000	4,800 - 6,600
Kensington	92,000 - 106,000	—
Wharf	86,000 - 96,000	—
Total	310,000 - 355,000	10,700 - 13,300

2024 Costs Applicable to Sales Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	($/oz)	($/oz)	($/oz)	($/oz)
Palmarejo (co-product)	$1,075 - $1,275	$16.50 - $17.50	$950 - $1,150	$15.50 - $16.50
Second Half 2024 Rochester (co-product)	$1,200 - $1,400	$14.00 - $16.00	$1,500 - $1,700	$18.00 - $20.00
Kensington	$1,525 - $1,725	—	$1,525 - $1,725	—
Wharf (by-product)	$1,100 - $1,200	—	$950 - $1,050	—

2024 Capital, Exploration and G&A Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$116 - $158	$124 - $158
Capital Expenditures, Development	$19 - $26	$36 - $42
Exploration, Expensed	$40 - $50	$40 - $50
Exploration, Capitalized	$7 - $13	$15 - $20
General & Administrative Expenses	$36 - $40	$36 - $40

Note: The Company’s previous guidance figures assume estimated prices of $2,000/oz gold and $23.75/oz silver as well as CAD of 1.25 and MXN of 17.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges. The Company’s updated guidance figures assume estimated prices of $2,300/oz gold and $27.00/oz silver as well as CAD of 1.25 and MXN of 17.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Palmarejo

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Tons milled	429,561	500,747	930,308	1,006,228
Average gold grade (oz/t)	0.066	0.070	0.068	0.054
Average silver grade (oz/t)	4.49	4.34	4.41	4.06
Average recovery rate – Au	89.9%	95.2%	92.8%	88.8%
Average recovery rate – Ag	82.8%	83.7%	83.3%	82.5%
Gold ounces produced	25,467	33,160	58,627	48,334
Silver ounces produced	1,596,138	1,818,297	3,414,435	3,369,416
Gold ounces sold	24,313	33,462	57,775	48,177
Silver ounces sold	1,542,395	1,796,468	3,338,863	3,355,902
CAS per gold ounce(1)	$1,012	$909	$958	$975
CAS per silver ounce(1)	$15.32	$13.30	$14.12	$14.57
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2024 compared to Three Months Ended March 31, 2024
Gold and silver production decreased 23% and 12%, respectively, as a result of 14% decrease in mill throughput due to mine sequencing, lower recovery rates and a 6% decrease in gold grade, partially offset by a 3% increase in silver grade. Metal sales were $83.2 million, or 37% of Coeur’s metal sales, compared with $96.4 million, or 45% of Coeur’s metal sales. Revenue decreased by $13.1 million, or 14%, of which $22.7 million was due to lower volume of gold and silver production, partially offset by an increase of $9.6 million due to higher gold and silver prices. Costs applicable to sales per gold and silver ounce increased 11% and 15%, respectively, due to lower production, partially offset by lower operating costs, favorable foreign exchange rates and the mix of gold and silver sales which impacted co-product cost allocation. Amortization decreased by $1.7 million to $10.8 million due to lower gold and silver ounces sold. Capital expenditures decreased to $5.9 million from $6.8 million due to lower equipment expenditures.
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Gold and silver production increased 21% and 1%, respectively, as a result of a 26% and 9% increase in gold and silver grades, respectively, and higher gold recoveries, partially offset by 8% decrease in mill throughput. Metal sales were $179.6 million, or 41% of Coeur’s metal sales, compared with $155.0 million, or also 43% of Coeur’s metal sales. Revenue increased by $24.6 million, or 16%, of which $15.6 million was due to a higher volume of gold production and $9.0 million was due to higher gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 2% and 3%, respectively, due to higher production and the mix of gold and silver sales which impacted co-product cost allocation, partially offset by higher operating costs. Amortization increased by $6.7 million to $23.4 million due to a 20% increase in gold ounces sold. Capital expenditures decreased to $12.6 million from $22.1 million due to lower open pit backfill project and equipment expenditures.

Rochester

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Tons placed (1)	5,102,800	3,135,571	8,238,371	5,147,426
Average gold grade (oz/t)	0.002	0.002	0.002	0.003
Average silver grade (oz/t)	0.59	0.52	0.56	0.43
Gold ounces produced	8,006	5,755	13,761	14,469
Silver ounces produced	973,057	699,190	1,672,247	1,444,002
Gold ounces sold	8,150	6,185	14,335	14,842
Silver ounces sold	985,269	735,254	1,720,523	1,464,461
CAS per gold ounce(2)	$1,844	$1,877	$1,821	$2,136
CAS per silver ounce(2)	$21.95	$20.93	$21.83	$25.42
(1)During the three months ended June 30, 2024, 4.3 million and 0.8 million tons of crushed ore were placed on the new leach pad and legacy leach pad, respectively. During the three months ended March 31, 2024, 1.9 million and 1.2 million tons of crushed ore were placed on the new leach pad and legacy leach pad, respectively. During the six months ended June 30, 2024, 6.2 million and 2.0 million tons of crushed ore were placed on the new leach pad and legacy leach pad, respectively. During the six months ended June 30, 2023, 3.5 million and 1.6 million tons of crushed ore were placed on the new leach pad and legacy leach pad, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2024 compared to Three Months Ended March 31, 2024
Gold and silver production increased 39% primarily driven by the commissioning and ramp-up of the new three-stage crusher. Metal sales were $42.8 million, or 19% of Coeur’s metal sales, compared with $29.8 million, or 14% of Coeur’s metal sales. Revenue increased by $12.9 million, or 43%, of which $10.6 million was due to a higher volume of gold and silver production, and $2.3 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 2% and increased 5%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation and higher consumable and outside service costs. Amortization increased by $2.0 million to $8.6 million due to higher gold and silver ounces sold. Capital expenditures increased to $27.5 million from $21.2 million due to ramp up activities and timing of payments related to the Rochester expansion project.
Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024 leading to declaration of commercial production and $528 million of construction in process placed into service in the first quarter of 2024. The Company successfully completed the ramp-up of all three stages of the crushing circuit by the end the second quarter by achieving throughput rates of over 88,000 tons per day. Ore tons placed increased 63% quarter-over-quarter to 5.1 million tons, including approximately 4.3 million tons through the new crushing circuit and placed on the stage 6 leach pad and roughly 0.8 million tons of run-of-mine material placed on the legacy stage 4 leach pad. Crushing and placement rates were lighter than initially planned for the full quarter primarily driven by down days to address ramp up related adjustments that were identified while mining rates exceeded plan.
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Gold and silver production decreased 5% and increased 16%, respectively, as a result of the fewer ounces produced from the legacy leach pads in the first quarter of 2024 as Rochester transitioned to the new leach pad in 2023. Metal sales were $72.6 million, or 17% of Coeur’s metal sales, compared with $63.0 million, or 17% of Coeur’s metal sales. Revenue increased by $9.6 million, or 15%, of which $5.3 million was due to a higher volume of silver production, and $4.3 million resulting from higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 15% and 14%, respectively, due to the favorable impact of an increase in estimated recoverable ounces on the legacy leach pad in the first quarter of 2024, an increase in tons placed and a LCM adjustments of $3.1 million compared to $14.7 million in the prior year, which benefited from higher gold and silver prices, and the increase in recoverable ounces on the legacy leach pads. Amortization increased by $6.3 million to $15.2 million due to higher silver ounces sold and the commencement of production from the new leach pad in mid-September 2023 and the three-stage crushing circuit in March 2024, partially offset by lower gold ounces sold. Capital expenditures decreased to $48.8 million from $113.4 million due to reduced spending related to the Rochester expansion project.

Kensington

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Tons milled	182,043	167,439	349,482	306,244
Average gold grade (oz/t)	0.14	0.14	0.14	0.12
Average recovery rate	92.3%	90.8%	91.6%	91.1%
Gold ounces produced	23,202	21,434	44,636	33,489
Gold ounces sold	23,539	21,183	44,722	34,175
CAS per gold ounce(1)	$1,732	$1,853	$1,789	$2,235
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2024 compared to Three Months Ended March 31, 2024
Gold production increased 8% as a result of 9% increase in mill throughput and higher recovery rates. Metal sales were $51.1 million, or 23% of Coeur’s metal sales, compared to $43.5 million, or 20% of Coeur’s metal sales. Revenue increased by $7.5 million, or 17%, of which $5.1 million resulting from a higher volume of gold production, and $2.4 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 7% due to higher production. Amortization increased by $0.8 million to $6.4 million primarily due to the increase in gold ounces sold. Capital expenditures increased to $16.5 million from $13.3 million reflecting continued investment associated with the multi-year underground development and exploration program designed to extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025 and tailings dam expansion expenditures.
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Gold production increased 33% as a result of 17% higher grade and 14% higher mill throughput. Metal sales were $94.6 million, or 22% of Coeur’s metal sales, compared to $64.8 million, or 18% of Coeur’s metal sales. Revenue increased by $29.8 million, or 46%, of which $22.3 million resulting from a higher volume of gold production, and $7.5 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 20% due to higher production. Amortization increased by $1.4 million to $12.0 million primarily due to the increase in gold ounces sold, partially offset the favorable impact of a longer assumed mine life. Capital expenditures increased to $29.7 million from $22.4 million reflecting continued investment associated with the multi-year underground development and exploration program designed to extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025.
Wharf

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Tons placed	1,162,437	1,251,955	2,414,392	2,198,640
Average gold grade (oz/t)	0.032	0.021	0.026	0.027
Gold ounces produced	22,021	20,395	42,416	41,153
Silver ounces produced	68,755	67,273	136,028	109,606
Gold ounces sold	20,930	20,586	41,516	40,762
Silver ounces sold	65,063	68,713	133,776	105,969
CAS per gold ounce(1)	$829	$1,155	$991	$1,199
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2024 compared to Three Months Ended March 31, 2024
Gold production increased 8% driven by higher grade and timing of recoveries. Metal sales were $45.0 million, or 20% of Coeur’s metal sales, compared to $43.3 million, or 20% of Coeur’s metal sales. Revenue increased by $1.6 million, or 4%, of which $0.6 million was due to a higher gold production, and $1.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 28% due to higher grade and lower operating costs. Amortization decreased to $1.1 million due to favorable impact of higher grade. Capital expenditures were $1.2 million.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Gold production increased 3% driven by higher tons placed and timing of recoveries, partially offset by lower grade. Metal sales were $88.3 million, or 20% of Coeur’s metal sales, compared to $81.7 million, or 22% of Coeur’s metal sales. Revenue increased by $6.6 million, or 8%, of which $2.2 million was due to a higher gold production, and $4.4 million was due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 17% due to higher tons placed. Amortization decreased to $2.5 million due to higher tons placed and the favorable impact of a longer assumed mine life. Capital expenditures were $1.5 million.
Silvertip
Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Exploration expense totaled $11.7 million in the first half of 2024 as the Company continues to focus on increasing the mineral resources at Silvertip, which were supported by 271 meters of underground mine development. Ongoing carrying costs at Silvertip totaled $4.4 million in the first half of 2024 and $10.8 million in 2023. Capital expenditures in the first half of 2024 totaled $0.9 million.

Liquidity and Capital Resources
At June 30, 2024, the Company had $75.9 million of cash, cash equivalents and restricted cash and $95.5 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $12.5 million in the six months ended June 30, 2024 due to a 15% and 5% increase in gold and silver ounces sold, respectively, a 7% and 6% increase in average realized gold and silver prices, respectively, the net proceeds of $23.7 million from the sale of 7.7 million shares of common stock in the Private Placement Offering (as defined below), and net draws of $100.0 million under the RCF. This was partially offset by $93.5 million of capital expenditures primarily related to the completion of the Rochester expansion project.
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
The Company had no outstanding forward contracts at June 30, 2024 following the final settlement in June 2024. The Company has no current plans to implement new hedges but may in the future add new hedges as circumstances warrant.
During the six months ended June 30, 2024, the Company exchanged $5.9 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 1.8 million shares of its common stock.
We currently believe we have sufficient sources of funding to meet our business requirements for the next 12 months and longer-term. We expect to use a combination of cash provided by operating activities additional equity financing, and borrowings under our RCF depending on future commodity prices to fund near term capital requirements, including those described in this report for the Rochester expansion project and in our 2024 capital expenditure guidance. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration to extend mine lives at all of our operating sites.
We also have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures and other purchase obligations and commitments for purchases of goods and services.
If and to the extent liquidity resources are insufficient to support short- and long-term expenditures, we may need to incur additional indebtedness or issue additional equity securities, among other financing options, which may not be available on acceptable terms or at all. This could have a material adverse impact on the Company, as discussed in more detail under “Item 1A – Risk Factors”.
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2024 was $15.2 million, compared to net cash used in operating activities of $15.9 million for the three months ended March 31, 2024. Net cash used in operating activities for the six months ended June 30, 2024 was $0.6 million, compared to net cash provided by operating activities of $4.4 million for six months ended June 30, 2023. Adjusted EBITDA for the three months ended June 30, 2024 was $52.4 million, compared to $44.3 million for three months ended March 31, 2024. Adjusted EBITDA for the six months ended June 30, 2024 was $96.7 million, compared to $47.4 million for the six months ended June 30, 2023 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Cash flow before changes in operating assets and liabilities	$27,482	$(30,607)	$(3,125)	$(697)
Changes in operating assets and liabilities:
Receivables	3,180	(5,316)	(2,136)	2,137
Prepaid expenses and other	4,176	(639)	3,537	3,764
Inventories	(19,774)	(19,694)	(39,468)	(36,373)
Accounts payable and accrued liabilities	185	40,385	40,570	35,563
Cash provided by (used in) operating activities	$15,249	$(15,871)	$(622)	$4,394
Net cash provided by operating activities increased $31.1 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, primarily due to a 7% and 11% increase in average realized gold and silver prices, respectively, timing of VAT collections in Mexico, lower prepaid insurance, and timing of interest and income and mining tax payments. Revenue for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 increased by $9.0 million, of which $18.1 million was due to higher average realized gold and silver prices, partially offset by $9.2 million resulting from lower volume of gold and silver sales.
Net cash used in operating activities increased $5.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the timing of VAT collections in Mexico, higher exploration, general and administrative, and interest expense, partially offset by a 15% and 5% increase in gold and silver ounces sold, respectively, and a 7% and 6% increase in average realized gold and silver prices, respectively. Revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased by $70.6 million, of which $46.0 million was due to higher volume of gold sales, and $24.5 million as the result of higher average gold and silver prices.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended June 30, 2024 was $51.6 million compared to $42.1 million in the three months ended March 31, 2024. Cash used in investing activities increased due to the timing of payments related to the Rochester expansion project. The Company incurred capital expenditures of $51.4 million in the three months ended June 30, 2024 compared with $42.1 million in the three months ended March 31, 2024 primarily related to ramp-up activities and timing of payments related to the Rochester expansion project at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the six months ended June 30, 2024 was $93.7 million compared to $105.0 million in the six months ended June 30, 2023. Cash used in investing activities decreased due to net proceeds of $39.8 million received from the sale of its remaining Victoria Gold Common Shares, net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, and $5.0 million received from the sale of the La Preciosa project in 2023, partially offset by a decrease in capital expenditures at Rochester. The Company incurred capital expenditures of $93.5 million in the six months ended June 30, 2024 compared with $159.6 million in the six months ended June 30, 2023 primarily related to expansion construction and ramp-up activities at Rochester and underground development and exploration at Palmarejo and Kensington in both periods.
Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended June 30, 2024 was $43.3 million compared to $63.8 million in the three months ended March 31, 2024. During the three months ended June 30, 2024, the Company drew $50.0 million, net, from the RCF. During the three months ended March 31, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $50.0 million, net, from the RCF.
Net cash provided by financing activities in the six months ended June 30, 2024 was $107.1 million compared to $95.3 million in the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $100.0 million, net, from the RCF. During the six months ended June 30, 2023, the Company received net proceeds of $98.4 million from the sale of 32.9 million shares of its common stock in the March 2023 Equity Offering, and received net proceeds of $13.1 million from the sale of 5.3 million shares of its common stock issued as the FT Shares.

Critical Accounting Policies and Accounting Developments
See Note 2 -- Summary of Significant Accounting Policies contained in the 2023 10-K and Note 2 -- Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.
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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In the first quarter of 2024, the Company completed a review of the estimated recoverable ounces of gold and silver on its leach pads and determined that as a result of longer expected leach time and favorable recoveries relative to previous estimates that the estimated recoverable gold and silver on the Rochester legacy (Stages 2, 3 and 4) leach pads supported an upward revision. An additional 6,000 ounces of gold and 900,000 ounces of silver were added to the legacy leach pads in the first quarter of 2024. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which have not historically been significant. The updated recoverable ounce estimate is considered a change in estimate and was accounted for prospectively. As of June 30, 2024, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 38,092 and 5.6 million, respectively.

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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (loss)	$1,426	$(29,117)	$(27,691)	$(56,998)
Fair value adjustments, net	—	—	—	(6,639)
Foreign exchange loss (gain)	(2,950)	484	(2,466)	2,145
(Gain) loss on sale of assets and securities	640	3,536	4,176	12,631
RMC bankruptcy distribution	(1,199)	—	(1,199)	(1,516)
(Gain) loss on debt extinguishment	21	(438)	(417)	(2,961)
Other adjustments	104	5,461	5,565	1,284
Tax effect of adjustments(1)	(1,447)	1,053	(394)	(1,157)
Adjusted net income (loss)	$(3,405)	$(19,021)	$(22,426)	$(53,211)

Adjusted net income (loss) per share, Basic	$(0.01)	$(0.05)	$(0.06)	$(0.17)
Adjusted net income (loss) per share, Diluted	$(0.01)	$(0.05)	$(0.06)	$(0.17)

(1) For the three months ended June 30, 2024, tax effect of adjustments of $1.4 million 333% is primarily related to the RMC Bankruptcy Distribution. For the three months ended March 31, 2024, tax effect of adjustments of $1.1 million (12.3%) is primarily related to the Kensington royalty settlement and LCM adjustment recorded at Rochester. For the six months ended June 30, 2024, tax effect of adjustments of $0.4 million (-5%) is primarily related to the RMC Bankruptcy Distribution, Kensington royalty settlement and LCM adjustment recorded at Rochester. For the six months ended June 30, 2023, tax effect of adjustments of $1.2 million (-41%) is primarily related to the fair value adjustments on the Company’s equity investments, loss on the sale of the La Preciosa Deferred Consideration and LCM adjustment recorded at Rochester.

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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income (loss)	$1,426	$(29,117)	$(27,691)	$(56,998)
Interest expense, net of capitalized interest	13,162	12,947	26,109	14,301
Income tax provision (benefit)	7,189	16,024	23,213	20,574
Amortization	27,928	27,297	55,225	42,303
EBITDA	49,705	27,151	76,856	20,180
Fair value adjustments, net	—	—	—	(6,639)
Foreign exchange (gain) loss	(2,089)	365	(1,724)	527
Asset retirement obligation accretion	4,154	4,076	8,230	8,066
Inventory adjustments and write-downs	1,071	4,188	5,259	15,790
(Gain) loss on sale of assets and securities	640	3,536	4,176	12,631
RMC bankruptcy distribution	(1,199)	—	(1,199)	(1,516)
(Gain) loss on debt extinguishment	21	(438)	(417)	(2,961)
Other adjustments	104	5,461	5,565	1,284
Adjusted EBITDA	$52,407	$44,339	$96,746	$47,362

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

Consolidated	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Cash flow from operations	$15,249	$(15,871)	$(622)	$4,394
Capital expenditures	51,405	42,083	93,488	159,629
Free cash flow	$(36,156)	$(57,954)	$(94,110)	$(155,235)

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Cash provided by (used in) operating activities	$15,249	$(15,871)	$(622)	$4,394
Changes in operating assets and liabilities:
Receivables	(3,180)	5,316	2,136	(2,137)
Prepaid expenses and other	(4,176)	639	(3,537)	(3,764)
Inventories	19,774	19,694	39,468	36,373
Accounts payable and accrued liabilities	(185)	(40,385)	(40,570)	(35,563)
Operating cash flow before changes in working capital	$27,482	$(30,607)	$(3,125)	$(697)

Costs Applicable to Sales
Management uses CAS to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing gold and silver, assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes that allocating CAS to gold and silver based on gold and silver metal sales relative to total metal sales best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit, converting to silver equivalent ounces, and differences in underlying accounting principles and accounting frameworks such as in IFRS Accounting Standards.
Three Months Ended June 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$59,070	$45,225	$47,166	$20,181	$790	$172,432
Amortization	(10,843)	(8,570)	(6,445)	(1,067)	(790)	(27,715)
Costs applicable to sales	$48,227	$36,655	$40,721	$19,114	$—	$144,717

Metal Sales
Gold ounces	24,313	8,150	23,539	20,930	—	76,932
Silver ounces	1,542,395	985,269	—	65,063	—	2,592,727

Costs applicable to sales
Gold ($/oz)	$1,012	$1,844	$1,732	$829
Silver ($/oz)	$15.32	$21.95			$—

Three Months Ended March 31, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$66,896	$33,632	$44,885	$26,808	$852	$173,073
Amortization	(12,602)	(6,633)	(5,596)	(1,393)	(852)	(27,076)
Costs applicable to sales	$54,294	$26,999	$39,289	$25,415	$—	$145,997

Metal Sales
Gold ounces	33,462	6,185	21,183	20,586	—	81,416
Silver ounces	1,796,468	735,254	—	68,713	—	2,600,435

Costs applicable to sales
Gold ($/oz)	$909	$1,877	$1,853	$1,155
Silver ($/oz)	$13.30	$20.93			$—
Six Months Ended June 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$125,966	$78,857	$92,051	$46,989	$1,642	$345,505
Amortization	(23,445)	(15,203)	(12,041)	(2,460)	(1,642)	(54,791)
Costs applicable to sales	$102,521	$63,654	$80,010	$44,529	$—	$290,714

Metal Sales
Gold ounces	57,775	14,335	44,722	41,516	—	158,348
Silver ounces	3,338,863	1,720,523	—	133,776	—	5,193,162

Costs applicable to sales
Gold ($/oz)	$958	$1,821	$1,789	$991
Silver ($/oz)	$14.12	$21.83			$—

Six Months Ended June 30, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$112,592	$77,800	$87,176	$54,587	$2,242	$334,397
Amortization	(16,736)	(8,867)	(10,645)	(3,214)	(2,242)	(41,704)
Costs applicable to sales	$95,856	$68,933	$76,531	$51,373	$—	$292,693

Metal Sales
Gold ounces	48,177	14,842	34,175	40,762		137,956
Silver ounces	3,355,902	1,464,461	—	105,969	—	4,926,332

Costs applicable to sales
Gold ($/oz)	$975	$2,136	$2,235	$1,199
Silver ($/oz)	$14.57	$25.42			$—
Reconciliation of Costs Applicable to Sales for Updated 2024 Guidance

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester(1)	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$261,913	$147,456	$195,337	$102,091
Amortization	(46,953)	(42,237)	(28,757)	(5,694)
Costs applicable to sales	$214,960	$105,219	$166,580	$96,397
By-product credit	—	—	16	(5,328)
Adjusted costs applicable to sales	$214,960	$105,219	$166,596	$91,069

Metal Sales
Gold ounces	104,260	28,170	100,500	91,040
Silver ounces	6,652,590	3,197,910		205,600

Revenue Split
Gold	51%	43%	100%	100%
Silver	49%	57%

Adjusted costs applicable to sales
Gold ($/oz)	$950 - $1,150	$1,500 - $1,700	$1,525 - $1,725	$950 - $1,050
Silver ($/oz)	$15.50 - $16.50	$18.00 - $20.00
(1) Cost guidance for Rochester reflects the second half of 2024.
Reconciliation of Costs Applicable to Sales for Previous 2024 Guidance

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester(1)	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$258,870	$129,322	$199,980	$108,330
Amortization	(37,130)	(36,990)	(33,530)	(6,330)
Costs applicable to sales	$221,740	$92,332	$166,450	$102,000
By-product credit	—	—	—	(2,550)
Adjusted costs applicable to sales	$221,740	$92,332	$166,450	$99,450

Metal Sales
Gold ounces	100,350	28,130	103,790	90,000
Silver ounces	6,516,830	3,927,890		105,920

Revenue Split
Gold	51%	38%	100%	100%
Silver	49%	62%

Adjusted costs applicable to sales
Gold ($/oz)	$1,075 - $1,275	$1,200 - $1,400	$1,525 - $1,725	$1,100 - $1,200
Silver ($/oz)	$16.50 - $17.50	$14.00 - $16.00
(1) Cost guidance for Rochester reflects the second half of 2024.

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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at June 30, 2024 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $2,338 and $1,963 per ounce, respectively, and a short-term and long-term silver price of $28.84 and $24.85 per ounce, respectively.

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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had forward contracts for gold and silver that settled monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Item 1A - Risk Factors” in this Report. For the six months ended June 30, 2024, the Company recognized a loss of $12.9 million and $4.3 million related to expired gold and silver contracts, respectively. The Company had no outstanding gold or silver hedging contracts at June 30, 2024.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2024, the Company had outstanding provisionally priced sales of 12,313 ounces of gold at an average price of $2,346. Changes in gold prices resulted in provisional pricing mark-to-market gain of $1.0 million during the three months ended June 30, 2024. A 10% change in realized gold prices would cause revenue to vary by $2.9 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at June 30, 2024.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2024.
Investment Risk
Equity Price Risk

The Company had no equity securities at June 30, 2024.

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
(b)Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 16 -- Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2023 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2024 (the “Q1 2024 10-Q”). Except as supplemented and updated in the Q1 2024 10-Q, the risk factors set forth in the 2023 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c) Trading Plans
    During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

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

* The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 7, 2024	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	August 7, 2024	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 7, 2024	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)