Form 10-Q
period 2024-09-30
Coeur Mining, Inc.
filed 2024-11-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 600,000,000 shares of common stock, par value of $0.01, authorized of which 399,240,588 shares were issued and outstanding as of November 4, 2024.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2024	December 31, 2023
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$76,916	$61,633
Receivables	4	30,165	31,035
Inventory	5	74,727	76,661
Ore on leach pads	5	148,331	79,400
Prepaid expenses and other		15,833	18,526
		345,972	267,255
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	6	1,759,454	1,688,288
Ore on leach pads	5	34,598	25,987
Restricted assets		9,339	9,115
Receivables	4, 11	20,161	23,140
Other		58,276	67,063
TOTAL ASSETS		$2,227,800	$2,080,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$126,387	$115,110
Accrued liabilities and other	17	153,285	140,913
Debt	7	27,458	22,636
Reclamation	8	10,954	10,954
		318,084	289,613
NON-CURRENT LIABILITIES
Debt	7	577,725	522,674
Reclamation	8	211,136	203,059
Deferred tax liabilities		6,755	12,360
Other long-term liabilities		30,950	29,239
		826,566	767,332
COMMITMENTS AND CONTINGENCIES	16
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 600,000,000 shares, 399,287,506 issued and outstanding at September 30, 2024 and 386,282,957 at December 31, 2023		3,993	3,863
Additional paid-in capital		4,179,270	4,139,870
Accumulated other comprehensive income (loss)		—	1,331
Accumulated deficit		(3,100,113)	(3,121,161)
		1,083,150	1,023,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$2,227,800	$2,080,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
	Notes	In thousands, except share data
Revenue	3	$313,476	$194,583	$748,562	$559,116
COSTS AND EXPENSES
Costs applicable to sales(1)	3	156,742	147,903	447,456	440,596
Amortization		33,216	22,884	88,441	65,187
General and administrative		10,966	9,512	36,611	31,384
Exploration		19,567	12,437	42,932	20,007
Pre-development, reclamation, and other	13	8,583	8,699	35,401	29,949
Total costs and expenses		229,074	201,435	650,841	587,123
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		—	774	417	3,735
Fair value adjustments, net	11	—	(2,010)	—	4,629
Interest expense, net of capitalized interest	7	(13,280)	(7,402)	(39,389)	(21,703)
Other, net	13	3,434	478	11,329	(10,090)
Total other income (expense), net		(9,846)	(8,160)	(27,643)	(23,429)
Income (loss) before income and mining taxes		74,556	(15,012)	70,078	(51,436)
Income and mining tax (expense) benefit	9	(25,817)	(6,097)	(49,030)	(26,671)
NET INCOME (LOSS)		$48,739	$(21,109)	$21,048	$(78,107)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		—	7,227	(18,507)	7,141
Reclassification adjustments for realized (gain) loss on cash flow hedges		—	(4,920)	17,176	(7,830)
Other comprehensive income (loss)		—	2,307	(1,331)	(689)
COMPREHENSIVE INCOME (LOSS)		$48,739	$(18,802)	$19,717	$(78,796)

NET INCOME (LOSS) PER SHARE	14
Basic income (loss) per share:
Basic		$0.12	$(0.06)	$0.05	$(0.24)

Diluted		$0.12	$(0.06)	$0.05	$(0.24)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$48,739	$(21,109)	$21,048	$(78,107)
Adjustments:
Amortization		33,216	22,884	88,441	65,187
Accretion		4,233	4,153	12,463	12,219
Deferred taxes		(816)	(3,872)	(5,604)	1,536
Gain on debt extinguishment	7	—	(774)	(417)	(3,735)
Fair value adjustments, net	11	—	2,010	—	(4,629)
Stock-based compensation	10	2,809	2,635	9,789	8,462
Loss on the sale or disposition of assets	13	—	19	—	12,650
Write-downs	5	—	7,727	3,235	22,467
Deferred revenue recognition	16	(130)	(143)	(55,407)	(25,358)
Other		(1,119)	657	10,259	2,798
Changes in operating assets and liabilities:
Receivables		1,616	(478)	(520)	1,659
Prepaid expenses and other current assets		(352)	(3,000)	3,185	764
Inventory and ore on leach pads		(14,320)	(18,620)	(53,788)	(54,993)
Accounts payable and accrued liabilities		37,187	5,528	77,757	41,091
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		111,063	(2,383)	110,441	2,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(41,980)	(112,273)	(135,468)	(271,902)
Acquisitions, net		(10,000)	—	(10,000)	—
Proceeds from the sale of assets		1	152	25	8,380
Sale of investments		—	—	—	41,558
Proceeds from notes receivable	4	—	—	—	5,000
Other		(70)	(63)	(285)	(171)
CASH USED IN INVESTING ACTIVITIES		(52,049)	(112,184)	(145,728)	(217,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14	—	57,522	22,823	168,964
Issuance of notes and bank borrowings, net of issuance costs	7	77,500	163,000	327,500	388,000
Payments on debt, finance leases, and associated costs	7	(133,250)	(109,268)	(297,128)	(348,092)
Other		(208)	(23)	(2,018)	(2,345)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(55,958)	111,231	51,177	206,527
Effect of exchange rate changes on cash and cash equivalents		(263)	(278)	(584)	374
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		2,793	(3,614)	15,306	(8,223)
Cash, cash equivalents and restricted cash at beginning of period		75,891	58,560	63,378	63,169
Cash, cash equivalents and restricted cash at end of period		$78,684	$54,946	$78,684	$54,946

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)	—	—	—	(29,117)	—	(29,117)
Other comprehensive income (loss)	—	—	—	—	(7,478)	(7,478)
Debt-for-Equity Exchange	1,772	18	5,350	—	—	5,368
Issuance of flow-through shares	7,705	77	22,908	—	—	22,985
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,823	28	2,440	—	—	2,468
Balances at March 31, 2024	398,583	$3,986	$4,170,568	$(3,150,278)	$(6,147)	$1,018,129
Net income (loss)	—	—	—	1,426	—	1,426
Other comprehensive income (loss)	—	—	—	—	6,147	6,147
Kensington royalty settlement	738	7	3,399	—	—	3,406
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(80)	(1)	2,701	—	—	2,700
Balances at June 30, 2024	399,241	$3,992	$4,176,668	$(3,148,852)	$—	$1,031,808
Net income (loss)	—	—	—	48,739	—	48,739
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	47	1	2,602	—	—	2,603
Balances at September 30, 2024	399,288	$3,993	$4,179,270	$(3,100,113)	$—	$1,083,150

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)	—	—	—	(24,586)	—	(24,586)
Other comprehensive income (loss)	—	—	—	—	(17,062)	(17,062)
Common stock issued under "at the market" stock offering	32,862	329	98,100	—	—	98,429
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,482	24	715	—	—	739
Balances at March 31, 2023	331,042	$3,310	$3,990,080	$(3,042,135)	$(4,719)	$946,536
Net income (loss)	—	—	—	(32,412)	—	(32,412)
Other comprehensive income (loss)	—	—	—	—	14,066	14,066
Common stock issued for the extinguishment of Senior Notes	13,941	140	45,328	—	—	45,468
Common stock issued under Private Placement Offering	5,276	53	12,603	—	—	12,656
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(92)	(1)	2,449	—	—	2,448
Balances at June 30, 2023	350,167	$3,502	$4,050,460	$(3,074,547)	$9,347	$988,762
Net income (loss)	—	—	—	(21,109)	—	(21,109)
Other comprehensive income (loss)	—	—	—	—	2,307	2,307
Common stock issued under "at the market” stock offering	21,700	217	48,920	—	—	49,137
Common stock issued for the extinguishment of Senior Notes	7,619	76	18,228	—	—	18,304
Common stock issued under Private Placement Offering	3,000	30	8,332	—	—	8,362
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	207	2	2,613	—	—	2,615
Balances at September 30, 2023	382,693	$3,827	$4,128,553	$(3,095,656)	$11,654	$1,048,378

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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In the first quarter of 2024, the Company completed a review of the estimated recoverable ounces of gold and silver on its leach pads and determined that as a result of longer expected leach time and favorable recoveries relative to previous estimates, that the estimated recoverable gold and silver on the Rochester legacy (Stages 2, 3 and 4) leach pads supported an upward revision. An additional 6,000 ounces of gold and 900,000 ounces of silver were added to the legacy leach pads in the first quarter of 2024. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. The updated recoverable ounce estimate is considered a change in estimate and was accounted for prospectively. As of September 30, 2024, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 48,175 and 6.7 million, respectively.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on reportable segment disclosures but is not expected to impact our Condensed Consolidated Financial Statements or disclosures.
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$55,085	$22,889	$62,164	$83,634	$—	$—	$223,772
Silver sales	55,292	33,092	(12)	1,332	—	—	89,704
Metal sales	110,377	55,981	62,152	84,966	—	—	313,476
Costs and Expenses
Costs applicable to sales(1)	47,455	39,409	38,099	31,779	—	—	156,742
Amortization	11,984	10,231	7,612	2,419	794	176	33,216
Exploration	4,303	1,044	1,988	2,330	9,405	497	19,567
Other operating expenses	2,650	2,459	636	1,165	2,037	10,602	19,549
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	(30)	(1,113)	(245)	(128)	(1)	(11,763)	(13,280)
Other, net(3)	1,256	(140)	(80)	(37)	52	2,383	3,434
Income and mining tax (expense) benefit	(18,919)	(283)	—	(4,164)	—	(2,451)	(25,817)
Net Income (loss)	$26,292	$1,302	$13,492	$42,944	$(12,185)	$(23,106)	$48,739
Segment assets(2)	$320,271	$1,180,633	$208,858	$107,526	$212,607	$53,374	$2,083,269
Capital expenditures	$8,048	$10,121	$19,996	$2,773	$1,035	$7	$41,980
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Three Months Ended September 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$38,994	$8,719	$46,474	$45,316	$—	$—	$139,503
Silver sales	38,294	14,929	56	1,801	—	—	55,080
Metal sales	77,288	23,648	46,530	47,117	—	—	194,583
Costs and Expenses
Costs applicable to sales(1)	48,059	30,532	38,286	31,026	—	—	147,903
Amortization	9,024	4,176	6,894	1,588	919	283	22,884
Exploration	2,160	303	2,856	—	6,703	415	12,437
Other operating expenses	2,611	2,188	900	1,049	3,163	8,301	18,212
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	774	774
Fair value adjustments, net	—	—	—	—	—	(2,010)	(2,010)
Interest expense, net	241	(555)	(583)	(120)	(13)	(6,372)	(7,402)
Other, net(3)	1,407	(48)	(85)	(36)	(120)	(640)	478
Income and mining tax (expense) benefit	(4,539)	220	—	(1,102)	—	(676)	(6,097)
Net Income (loss)	$12,543	$(13,934)	$(3,074)	$12,196	$(10,918)	$(17,923)	$(21,110)
Segment assets(2)	$313,569	$1,070,307	$169,184	$98,307	$217,321	$66,462	$1,935,150
Capital expenditures	$10,780	$84,368	$15,831	$681	$619	$(6)	$112,273
1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$151,398	$52,938	$156,753	$168,537	$—	$—	$529,626
Silver sales	138,603	75,636	(28)	4,725	—	—	218,936
Metal sales	290,001	128,574	156,725	173,262	—	—	748,562
Costs and Expenses
Costs applicable to sales(1)	149,976	103,063	118,109	76,308	—	—	447,456
Amortization	35,429	25,434	19,653	4,879	2,436	610	88,441
Exploration	9,366	2,452	4,824	3,579	21,130	1,581	42,932
Other operating expenses	7,350	11,035	9,391	3,410	7,146	33,680	72,012
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	417	417
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	341	(3,508)	(1,215)	(405)	(11)	(34,591)	(39,389)
Other, net(3)	4,683	(256)	(243)	(124)	12	7,257	11,329
Income and mining tax (expense) benefit	(37,913)	623	—	(7,172)	—	(4,568)	(49,030)
Net Income (loss)	$54,991	$(16,551)	$3,290	$77,385	$(30,711)	$(67,356)	$21,048
Segment assets(2)	$320,271	$1,180,633	$208,858	$107,526	$212,607	$53,374	$2,083,269
Capital expenditures	$20,680	$58,894	$49,731	$4,237	$1,894	$32	$135,468
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Nine Months Ended September 30, 2023	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$114,897	$37,404	$111,136	$124,522	$—	$—	$387,959
Silver sales	117,426	49,245	193	4,293	—	—	171,157
Metal sales	232,323	86,649	111,329	128,815	—	—	559,116
Costs and Expenses
Costs applicable to sales(1)	143,915	99,465	114,817	82,399	—	—	440,596
Amortization	25,760	13,043	17,539	4,802	3,161	882	65,187
Exploration	5,087	965	6,179	—	6,572	1,204	20,007
Other operating expenses	6,370	6,613	2,844	3,092	14,670	27,745	61,334
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	3,735	3,735
Fair value adjustments, net	—	—	—	—	—	4,629	4,629
Interest expense, net	541	(1,017)	(1,438)	(164)	(53)	(19,572)	(21,703)
Other, net(3)	4,291	(188)	(236)	(367)	(239)	(13,351)	(10,090)
Income and mining tax (expense) benefit	(20,461)	596	—	(3,822)	—	(2,984)	(26,671)
Net Income (loss)	$35,562	$(34,046)	$(31,724)	$34,169	$(24,695)	$(57,374)	$(78,108)
Segment assets(2)	$313,569	$1,070,307	$169,184	$98,307	$217,321	$66,462	$1,935,150
Capital expenditures	$32,844	$197,788	$38,189	$952	$1,426	$703	$271,902
(1) Excludes amortization.
(2) Segment assets include receivables, prepaids, inventories, property, plant and equipment, and mineral interests.
(3) See Note 13 -- Additional Comprehensive Income (Loss) Detail for additional detail.

Assets	September 30, 2024	December 31, 2023
Total assets for reportable segments	$2,083,269	$1,943,037
Cash and cash equivalents	76,916	61,633
Other assets	67,615	76,178
Total consolidated assets	$2,227,800	$2,080,848

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Geographic Information

Long-Lived Assets	September 30, 2024	December 31, 2023
United States	$1,260,793	$1,201,988
Mexico	269,380	256,906
Canada	229,129	229,242
Other	152	152
Total	$1,759,454	$1,688,288

Revenue	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$203,099	$117,295	$458,561	$326,793
Mexico	110,377	77,288	290,001	232,323
Total	$313,476	$194,583	$748,562	$559,116

NOTE 4 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2024	December 31, 2023
Current receivables:
Trade receivables	$6,993	$3,858
VAT receivable	13,766	15,634
Income tax receivable	8,786	10,207
Gold and silver forwards realized gains (2)	—	615
Other	620	721
	$30,165	$31,035
Non-current receivables:
Other tax receivable (3)	$6,132	$9,111
Deferred cash consideration (1)	834	834
Contingent consideration (1)	13,195	13,195
	$20,161	$23,140
Total receivables	$50,326	$54,175
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2024	December 31, 2023
Inventory:
Concentrate	$1,987	$3,606
Precious metals	18,376	20,395
Supplies	54,364	52,660
	$74,727	$76,661
Ore on Leach Pads:
Current	$148,331	$79,400
Non-current	34,598	25,987
	$182,929	$105,387

Long-term Stockpile (included in Other)	$41,716	$46,702

Total Inventory and Ore on Leach Pads	$299,372	$228,750

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	September 30, 2024	December 31, 2023
Mine development	$1,420,316	$1,358,189
Mineral interests	833,564	809,912
Land	9,000	8,318
Facilities and equipment(1)	1,479,018	947,435
Construction in progress(2)	170,256	612,865
Total	$3,912,154	$3,736,719
Accumulated depreciation, depletion and amortization(3)	(2,152,700)	(2,048,431)
Property, plant and equipment and mining properties, net	$1,759,454	$1,688,288
(1) Includes $149.2 million and $127.6 million associated with facilities and equipment assets under finance leases at September 30, 2024 and December 31, 2023, respectively.
(2) Includes $471.7 million of construction costs related to the Rochester expansion project at December 31, 2023.
(3) Includes $54.1 million and $37.6 million of accumulated amortization related to assets under finance leases at September 30, 2024 and December 31, 2023, respectively.
On October 3, 2024, the Company entered into a definitive agreement (the “Agreement”) whereby, a wholly-owned subsidiary of Coeur will acquire all of the issued and outstanding shares of SilverCrest Metals Inc. (“SilverCrest”) pursuant to a court-approved plan of arrangement (the “Transaction”). Under the terms of the Agreement, SilverCrest shareholders will receive 1.6022 Coeur common shares for each SilverCrest common share (the “Exchange Ratio”). The Exchange Ratio implies consideration of $11.34 per SilverCrest common share, based on the closing price of Coeur common shares on the New York Stock Exchange (“NYSE”) on October 3, 2024. This implies a total equity value of approximately $1.7 billion based on SilverCrest’s common shares outstanding. Upon completion of the Transaction, existing Coeur stockholders and SilverCrest shareholders will own approximately 63% and 37% of the outstanding common stock of the combined company, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In addition to shareholder and court approvals, the Transaction is subject to applicable regulatory approvals, including Mexican antitrust approval, approval of the listing of the Coeur common shares to be issued under the Transaction on the NYSE, and the satisfaction of certain other closing conditions customary for a transaction of this nature. Subject to the satisfaction of such conditions, the Transaction is expected to close in late Q1 2025. The Agreement includes customary deal protections, including reciprocal fiduciary-out provisions, non-solicitation covenants, and the right to match any superior proposals. Additionally, break fees in the amount of $60 million and $100 million are payable by SilverCrest and Coeur, respectively, and a reciprocal expense reimbursement fee is payable by one party to the other party in certain circumstances if the Transaction is not completed.
On November 20, 2023, Coeur Mexicana signed a purchase agreement with a subsidiary of Fresnillo plc to acquire mining concessions adjacent to the Palmarejo mine. Total consideration includes a cash payment of approximately $25 million, with $10 million due at closing, an additional $10 million payable 12 months after closing (“Deferred Cash Due 2025”), and an additional $5 million payable 24 months after closing (“Deferred Cash Due 2026”). The concessions will be subject to an inflation-adjusted royalty payment of $25 per ounce for each new gold-equivalent ounce of resource discovered between 450,000 and two million gold equivalent ounces. On July 8, 2024, the Company closed on the purchase after receiving an applicable regulatory approval in Mexico and provided payment of the $10 million due at closing. This resulted in a $23.7 million increase to Mineral interest and the recognition of $9.3 million of Accrued liabilities and other and $4.4 million of Other long-term liabilities for amounts due after closing.
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

NOTE 7 – DEBT

	September 30, 2024		December 31, 2023
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$289,874	$—	$295,115
Revolving Credit Facility(2)	—	225,000	—	175,000
Finance lease obligations	27,458	62,851	22,636	52,559
	$27,458	$577,725	$22,636	$522,674
(1) Net of unamortized debt issuance costs of $3.2 million and $3.9 million at September 30, 2024 and December 31, 2023, respectively.
(2) Unamortized debt issuance costs of $3.8 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively, included in Other Non-Current Assets.

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
Revolving Credit Facility
At September 30, 2024, the Company had $225.0 million drawn at a weighted-average interest rate of 7.5%, $29.6 million in outstanding letters of credit and $145.4 million available under its $400.0 million revolving credit facility (the “RCF”). Future borrowing may be subject to certain financial covenants. For more details, please see Note 9 -- Debt contained in the 2023 10-K.
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
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2024, the Company entered into multiple new lease financing arrangements for mining equipment primarily at Rochester for $32.4 million at a weighted average interest rate of 6.89%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases in the 2023 10-K.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
2029 Senior Notes	$3,756	$4,097	$11,331	$13,409
Revolving Credit Facility	7,427	4,956	21,399	11,481
Finance lease obligations	1,038	1,035	3,294	2,788
Amortization of debt issuance costs	581	703	1,779	1,964
Other debt obligations	770	710	2,324	1,450
Capitalized interest	(292)	(4,099)	(738)	(9,389)
Total interest expense, net of capitalized interest	$13,280	$7,402	$39,389	$21,703

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Asset retirement obligation - Beginning	$219,917	$207,960	$214,013	$202,431
Accretion	4,233	4,153	12,463	12,219
Additions and changes to estimates	—	(2,682)	—	(2,682)
Settlements	(2,060)	(1,415)	(4,386)	(3,952)
Asset retirement obligation - Ending	$222,090	$208,016	$222,090	$208,016

NOTE 9 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2024 and 2023 by significant jurisdiction:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$41,389	$(4,463)	$(22,674)	$(1,565)	$7,498	$(6,605)	$(83,994)	$(4,847)
Canada	(12,186)	(394)	(9,345)	—	(30,720)	(766)	(23,049)	—
Mexico	45,499	(20,960)	17,111	(4,532)	93,651	(41,659)	56,045	(21,824)
Other jurisdictions	(146)	—	(104)	—	(351)	—	(438)	—
	$74,556	$(25,817)	$(15,012)	$(6,097)	$70,078	$(49,030)	$(51,436)	$(26,671)
    During the third quarter of 2024, the Company reported estimated income and mining tax expense of approximately $25.8 million, resulting in an effective tax rate of 34.6%. This compares to income tax expense of $6.1 million for an effective tax rate of (40.6)% during the third quarter of 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in the Company’s income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) percentage depletion; (v) foreign exchange rates; and (vi) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The statute of limitations remains open from 2021 forward for the U.S. federal jurisdiction and from 2017 forward for certain other foreign jurisdictions. Regarding the statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that there will be no further decrease in any unrecognized income tax benefits.
    At September 30, 2024 and December 31, 2023, the unrecognized tax benefits and accrued income-tax-related interest and penalties were not significant. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 10 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2024 was $2.8 million and $9.8 million, respectively, compared to $2.6 million and $8.5 million in the three and nine months ended September 30, 2023. At September 30, 2024, there was $11.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
    The following table summarizes the grants awarded during the nine months ended September 30, 2024:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares	Grant date fair value of performance shares
February 26, 2024	3,087,822	$2.55	2,050,899	$2.77
August 9, 2024	77,354	$5.44	3,568	$2.77

NOTE 11 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Change in the value of equity securities(1)	$—	$(2,010)	$—	$4,629
Fair value adjustments, net	$—	$(2,010)	$—	$4,629
(1) Includes unrealized losses on held equity securities of $2.0 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$359	$—	$359	$—
Liabilities:
Provisional metal sales contracts	$143	$—	$143	$—

	Fair Value at December 31, 2023
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$318	$—	$318	$—
Silver forwards	3,312	—	3,312	—
	$3,630	$—	$3,630	$—
Liabilities:
Gold forwards	$1,981	$—	$1,981	$—
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
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2024.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2024 and December 31, 2023 is presented in the following table:

	September 30, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$289,874	$281,899	$—	$281,899	$—
Revolving Credit Facility(2)	$225,000	$225,000	$—	$225,000	$—
Deferred Cash Due 2025	$9,471	$9,357	$—	$9,357	$—
Deferred Cash Due 2026	$4,427	$4,693	$—	$4,693	$—
(1) Net of unamortized debt issuance costs of $3.2 million.
(2) Unamortized debt issuance costs of $3.8 million included in Other Non-Current Assets.

	December 31, 2023
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$295,115	$271,272	$—	$271,272	$—
Revolving Credit Facility(2)	$175,000	$175,000	$—	$175,000	$—
(1) Net of unamortized debt issuance costs of $3.9 million.
(2) Unamortized debt issuance costs of $2.8 million included in Other Non-Current Assets.
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
In July 2024, the Company completed the purchase of the Fresnillo mining concessions. Total consideration includes a cash payment of $10 million due at closing, the Deferred Cash Due 2025 of $10 million, and the Deferred Cash Due 2026 of $5 million. The fair value of the Deferred Cash Due 2025 and Deferred Cash Due 2026 was estimated using the pricing model with inputs derived from observable and unobservable data, including yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, the Company has entered into forward contracts. The contracts were net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it resulted in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. At September 30, 2024, the Company had no outstanding derivative cash flow hedge instruments.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
remain probable, as well as an assessment of any adverse developments regarding the risk of the counterparties defaulting on their commitments. There were no such changes in critical terms or adverse developments.
The following summarizes the classification of the fair value of the derivative instruments designated as cash flow hedges:

September 30, 2024
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$—
Silver forwards	$—	$—	$—

	December 31, 2023
In thousands	Prepaid expenses and other	Other assets	Accrued liabilities and other
Gold forwards	$—	$—	$1,981
Silver forwards	$3,312	$—	$—
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$—	$6,736	$(10,886)	$(1,317)
Silver forwards	—	491	(7,621)	8,458
	$—	$7,227	$(18,507)	$7,141

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$—	$(2,723)	$12,867	$(3,615)
Silver forwards	—	(2,197)	4,309	(4,215)
	$—	$(4,920)	$17,176	$(7,830)
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
At September 30, 2024, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2024	2025 and Thereafter
Provisional gold sales contracts	$31,366	$—
Average gold price per ounce	$2,568	$—
Notional ounces	12,213	—
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$359	$143

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2023
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$318	$—
The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2024	2023	2024	2023
Revenue	Provisional metal sales contracts	$407	$14	$(101)	$(305)
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

NOTE 13 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Silvertip ongoing carrying costs	$1,675	$2,780	$6,091	$13,569
Loss on sale of assets	176	19	4,352	331
Asset retirement accretion	4,233	4,153	12,463	12,219
Kensington royalty settlement(1)	—	—	6,750	—
Transaction costs	976	—	976	—
Other	1,523	1,747	4,769	3,830
Pre-development, reclamation and other	$8,583	$8,699	$35,401	$29,949
(1) See Note 16 -- Commitments and Contingencies for additional details on the Kensington royalty settlement.

Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Foreign exchange gain (loss)	$1,708	$421	$3,432	$(107)
Loss on dispositions	—	—	—	(12,319)
Flow-through shares	1,248	—	5,193	—
RMC bankruptcy distribution	—	—	1,199	1,516
Other	478	57	1,505	820
Other, net	$3,434	$478	$11,329	$(10,090)

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
For the three and nine months ended September 30, 2024, there were 29,130 and 103,916 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 1.1 million and 1.6 million common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2023, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
In thousands except per share amounts	2024	2023	2024	2023
Net income (loss) available to common stockholders	$48,739	$(21,109)	$21,048	$(78,107)

Weighted average shares:
Basic	393,969	356,676	390,936	330,440
Effect of stock-based compensation plans	6,869	—	5,442	—
Diluted	400,838	356,676	396,378	330,440

Income (loss) per share:
Basic	$0.12	$(0.06)	$0.05	$(0.24)

Diluted	$0.12	$(0.06)	$0.05	$(0.24)
On February 26, 2024, the Company entered into subscription agreements (the “Subscription Agreements”) with certain Canadian accredited investors (the “Investors”) for a private placement offering (the “Private Placement Offering”) of an aggregate of 7,704,725 shares of common stock, par value $0.01 per share, to be issued as “flow-through shares,” as defined in subsection 66(15) of the Income Tax Act (Canada) (the “FT Shares”), which closed on March 8, 2024. The proceeds of the Private Placement Offering will be used for certain qualifying “Canadian Exploration Expenditures” (as such term is defined in the Income Tax Act (Canada)) at the Company’s Silvertip exploration project. The initial Private Placement Offering raised net proceeds of $23.7 million, of which $0.9 million represents net proceeds received in excess of the Company’s trading price (“FT Premium Liability”). During the nine months ended September 30, 2024, the Company recognized a portion of the FT Premium Liability associated with the prior year private placement offering of flow-through shares resulting in income of $5.2 million included in Other, net. The FT Premium Liability is included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet and will decrease in subsequent periods as certain qualifying “Canadian Exploration Expenditures” are incurred.
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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current assets	$12,429	$19,850	$228,442	$143,170
Non-current assets(1)	$457,605	$393,773	$1,344,709	$1,286,135
Non-guarantor intercompany assets	$3,854	$—	$—	$—

Current liabilities	$19,127	$27,836	$204,205	$198,262
Non-current liabilities	$523,965	$478,488	$216,156	$203,405
Non-guarantor intercompany liabilities	$3,016	$6,033	$1,609	$1,591
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2024

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$458,561
Gross profit (loss)	$(609)	$111,113
Net income (loss)	$21,048	$64,072

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of September 30, 2024, $26.9 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2018, litigation of the matter continued at the Mexican administrative, appeals court and supreme court levels for several years, most of which was determined unfavorably to Coeur based on interpretations of applicable law and prior court decisions which the Company and its counsel believe are contrary to legal precedent, conflicting and erroneous. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur has elected to initiate an arbitration proceeding under Chapter 11 of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in NAFTA arbitration and the process for recovering funds even if there is a successful outcome in NAFTA arbitration can be lengthy and unpredictable.
In addition, ongoing litigation with the Mexican government associated with enforcement of water rights in Mexico, if unsuccessful, may impact Coeur Mexicana’s ability to access new sources of water to provide sufficient supply for its operations at Palmarejo and, if material, may have a material adverse impact on the Company’s operations and financial results.
Palmarejo Gold Stream
Coeur Mexicana currently sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015 and 2024) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce (“Franco-Nevada Gold Stream Agreement”). The Franco-Nevada Gold Stream Agreement supersedes an earlier arrangement made in January 2009 in which Franco-Nevada purchased a royalty covering 50% of the life of mine gold to be produced by Coeur Mexicana from its Palmarejo silver and gold mine in Mexico in exchange for total consideration of $78.0 million, consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares that was then-valued at $3.0 million (the “Prior Gold Stream Agreement”). The Prior Gold Stream Agreement was terminated in 2014 and its minimum ounce delivery requirement satisfied in 2016, after which sales under the Franco-Nevada Gold Stream Agreement commenced. Under the Franco-Nevada Gold Stream Agreement, Coeur Mexicana received a $22.0 million deposit toward future deliveries under the gold stream agreement. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. Because there is no minimum obligation associated with the deposit, it is not considered a financing, and each shipment is considered to be a separate performance obligation. The stream agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Condensed Consolidated Balance Sheet.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Opening Balance	$6,666	$7,196	$6,942	$7,411
Revenue Recognized	(129)	(145)	(405)	(360)
Closing Balance	$6,537	$7,051	$6,537	$7,051
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. In September 2024, the Company received an additional prepayment of $25.0 million, following the fulfillment of the previous received prepayments.
Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty for gold electrolytic cathodic sludge from its Wharf mine and gold and silver doré from its Rochester mine, both of which were amended in September 2023 to increase the maximum amount available in prepayments to $12.5 million and $17.5 million, respectively. In September 2024, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively, following the fulfillment of the previous received prepayments received at Wharf and Rochester.
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
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Opening Balance	$43,282	$45,012	$55,082	$25,016
Additions	54,828	30,311	140,033	75,307
Revenue Recognized	(43,030)	(31,000)	(140,035)	(56,000)
Closing Balance	$55,080	$44,323	$55,080	$44,323
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, collateral for gold and silver hedges and other general corporate purposes. As of

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and December 31, 2023, the Company had surety bonds totaling $349.5 million and $324.8 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time-to-time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 17 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2024	December 31, 2023
Accrued salaries and wages	$29,815	$31,722
Flow-through share premium received	1,220	5,563
Deferred revenue (1)	55,664	55,547
Income and mining taxes	28,731	11,766
Kensington royalty settlement (1)	3,750	—
Deferred Cash Due 2025	9,471	—
Accrued operating costs	12,055	11,081
Unrealized losses on derivatives	142	1,981
Taxes other than income and mining	4,740	5,321
Accrued interest payable	3,373	7,957
Operating lease liabilities	4,324	9,975
Accrued liabilities and other	$153,285	$140,913
(1) See Note 16 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and nine months ended September 30, 2024 and 2023:

In thousands	September 30, 2024	September 30, 2023
Cash and cash equivalents	$76,916	$53,223
Restricted cash equivalents(1)	1,768	1,723
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$78,684	$54,946
(1) Restricted cash equivalents are included in Prepaid expenses and other and Restricted assets on the Condensed Consolidated Balance Sheet.

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
Third Quarter Highlights
For the quarter, Coeur reported revenue of $313.5 million and cash provided by operating activities of $111.1 million. We reported GAAP net income of $48.7 million, or $0.12 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $126.0 million and net income of $47.2 million, or $0.12 per diluted share. For the nine months ended September 30, 2024, Coeur reported revenue of $748.6 million and cash provided by operating activities of $110.4 million. We reported GAAP net income of $21.0 million, or $0.05 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $222.8 million and net income of $24.7 million or $0.06 per diluted share.

•Strong production increases and lower costs across the portfolio – Higher production at all four operations drove a 21% increase in gold production and 15% increase in silver production, totaling 94,993 and 3.0 million ounces of gold and silver, respectively. Costs applicable to sales per gold and silver ounce both declined 12% compared to the prior quarter, leading to margins more than double the prior period. Based on strong year-to-date production and cost performance, the Company reaffirmed its full-year guidance ranges
•Robust quarterly financial performance driven by higher production and metals prices – Revenue of $313 million and adjusted EBITDA1 of $126 million increased 41% and 140% quarter-over-quarter, respectively. Operating cash flow totaled $111 million and free cash flow reached $69 million during the quarter, their highest levels in over a decade. Net income was $49 million and Adjusted EBITDA1 over the last twelve months (“LTM”) increased 2.5x to $287 million compared to a year ago
•Rochester remains on-track to achieve year-end throughput and production guidance – The recently expanded Rochester silver and gold operation placed approximately 7.1 million tons under leach during the quarter leading to production of 1.2 million ounces of silver and 9,690 ounces of gold, representing quarter-over-quarter increases of 19% and 21%, respectively. The Company has reaffirmed full-year Rochester production guidance ranges and expects approximately 7.0 - 8.0 million tons to be placed under leach in the fourth quarter
•Announced acquisition of SilverCrest to create leading global silver company – On October 4, 2024, Coeur announced an agreement to acquire SilverCrest Metals Inc. (“SilverCrest”) in an all-stock transaction with an implied value of approximately $1.7 billion as of the announcement date. The acquisition is anticipated to close in the first quarter of 2025 and is expected to materially enhance the Company’s cost and cash flow profile and immediately accelerate the Company’s balance sheet de-leveraging initiative
•Debt reduction initiative underway – During the third quarter, the Company reduced its outstanding revolving credit facility (“RCF”) balance by $50 million to $225 million, leading to total liquidity of $222 million, including $77 million of cash, and a net debt to EBITDA ratio below 2.0x for the first time in three years

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Financial Results: (in thousands, except per share amounts)
Gold sales	$223,772	$154,085	$529,626	$387,959
Silver sales	$89,704	$67,941	$218,936	$171,157
Consolidated Revenue	$313,476	$222,026	$748,562	$559,116
Net income (loss)	$48,739	$1,426	$21,048	$(78,107)
Net income (loss) per share, diluted	$0.12	$0.00	$0.05	$(0.24)
Adjusted net income (loss)(1)	$47,157	$(3,405)	$24,729	$(71,829)
Adjusted net income (loss) per share, diluted(1)	$0.12	$(0.01)	$0.06	$(0.22)
EBITDA(1)	$121,052	$49,705	$197,908	$35,454
Adjusted EBITDA(1)	$126,041	$52,407	$222,785	$78,012
Total debt(2)	$605,183	$629,327	$605,183	$512,241
Operating Results:
Gold ounces produced	94,993	78,696	254,433	216,062
Silver ounces produced	3,020,566	2,637,950	8,243,276	7,200,410
Gold ounces sold	96,913	76,932	255,261	215,971
Silver ounces sold	3,004,501	2,592,727	8,197,663	7,140,067
Average realized price per gold ounce	$2,309	$2,003	$2,075	$1,796
Average realized price per silver ounce	$29.86	$26.20	$26.71	$23.97
(1)See “Non-GAAP Financial Performance Measures.”
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended September 30, 2024 compared to Three Months June 30, 2024
Revenue
We sold 96,913 gold ounces and 3.0 million silver ounces, compared to 76,932 gold ounces and 2.6 million silver ounces. Revenue increased by $91.5 million, or 41%, as a result of a 15% and 14% increase in average realized gold and silver prices, respectively, and a 26% and 16% increase in gold and silver ounces sold, respectively. The Company benefited from higher gold and silver spot prices. The increase in gold ounces sold was due to higher gold production at all sites, specifically higher grade and recovery rates at Palmarejo, the successful completion of the ramp-up of the new three-stage crusher and increased production from the new leach pad at Rochester, and higher tons and grade placed on pads at Wharf. The increase in silver ounces sold was due to higher grade and recovery at Palmarejo and the successful completion of the ramp-up of the new three-stage crusher and increased production from the new leach pad at Rochester. Gold and silver represented 71% and 29% of third quarter 2024 sales revenue, respectively, compared to 69% and 31% of second quarter 2024 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2024	June 30, 2024
Gold sales	$223,772	$154,085	$69,687	45%
Silver sales	89,704	67,941	21,763	32%
Metal sales	$313,476	$222,026	$91,450	41%
Costs Applicable to Sales
Costs applicable to sales increased $12.0 million, or 8%, primarily due to higher gold and silver ounces sold at all sites. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $5.3 million, or 19%, and resulted primarily from higher gold and silver ounces sold at all sites.
Expenses
General and administrative expenses decreased $0.3 million, or 2%, primarily due to lower employee incentive related costs.
Exploration expense increased $6.7 million, or 52%, driven by the continued surface drilling at Silvertip and higher investment at Palmarejo and Wharf.
Pre-development, reclamation, and other expenses remained comparable to the second quarter of 2024. The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2024	June 30, 2024
Silvertip ongoing carrying costs	$1,675	$2,055	$(380)	(18)%
Loss on sale of assets	176	640	(464)	(73)%
Asset retirement accretion	4,233	4,154	79	2%
Transaction costs	976	—	976	100%
Other	1,523	1,741	(218)	(13)%
Pre-development, reclamation and other expense	$8,583	$8,590	$(7)	—%
Other Income and Expenses
Interest expense (net of capitalized interest of $0.3 million) remained comparable at $13.3 million.
Other, net decreased to a gain of $3.4 million compared to $5.1 million primarily due to the receipt of the $1.2 million distribution from the Republic Metal Corporation bankruptcy proceedings (the “RMC Bankruptcy Distribution”) during the second quarter of 2024.
Income and Mining Taxes
Income and mining tax expense of approximately $25.8 million resulted in an effective tax rate of 34.6% for three months ended September 30, 2024. This compares to income tax expense of $7.2 million for an effective tax rate of 83.4% for three months ended June 30, 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) percentage depletion; (v) foreign exchange rates; and (vi) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended September 30,		Three Months Ended June 30,
	2024		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$41,389	$(4,463)	$(4,660)	$1,677
Canada	(12,186)	(394)	(9,628)	(258)
Mexico	45,499	(20,960)	22,948	(8,608)
Other jurisdictions	(146)	—	(45)	—
	$74,556	$(25,817)	$8,615	$(7,189)
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

Net Income
Net income was $48.7 million, or $0.12 per diluted share, compared to $1.4 million, or $0.00 per diluted share. The increase in net income was driven by a 15% and 14% increase in average realized gold and silver prices, respectively, and a 26% and 16% increase in gold and silver ounces sold, respectively. This was partially offset by higher exploration and income and mining taxes expense. Adjusted net income was $47.2 million, or $0.12 per diluted share, compared to adjusted net loss of $3.4 million, or $0.01 per diluted share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Revenue
We sold 255,261 gold ounces and 8.2 million silver ounces, compared to 215,971 gold ounces and 7.1 million silver ounces. Revenue increased by $189.4 million, or 34%, as a result of an 18% and 15% increase in gold and silver ounces sold, respectively, and a 16% and 11% increase in average realized gold and silver prices, respectively. The Company benefited from the higher gold and silver spot prices that were partially offset by realized losses from gold and silver hedges in the first half of 2024 compared to realized gains in the prior year. The Company’s hedge program was concluded as of June 30, 2024. The increase in gold and silver ounces sold was primarily due to higher gold and silver grades and higher recoveries at Palmarejo, higher mill throughput and grades at Kensington and higher tons placed, grade and timing of recoveries at Wharf. Additionally, Rochester produced higher gold and silver ounces following the successful commissioning and ramp-up of the new three stage crusher at Rochester in 2024 and increased production from the new leach pad. Gold and silver represented 71% and 29% of 2024 sales revenue, respectively, compared to 69% and 31% of 2023 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2024	2023
Gold sales	$529,626	$387,959	$141,667	37%
Silver sales	218,936	171,157	47,779	28%
Metal sales	$748,562	$559,116	$189,446	34%
Costs Applicable to Sales
Costs applicable to sales increased $6.9 million, or 2%, primarily due to higher gold and silver ounces sold, partially offset by the favorable impact of the increase in estimated recoverable ounces on the legacy leach pad and lower adjustments for lower of cost or market (“LCM”) at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $23.3 million, or 36%, primarily due to higher gold and silver ounces sold and the commencement of production of the new leach pad in mid-September 2023 and the three-stage crushing circuit in March 2024 at Rochester, partially offset by lower LCM adjustments at Rochester.
Expenses
General and administrative expenses increased $5.2 million, or 17%, primarily due to higher employee incentive, outside service and legal costs.
Exploration expense increased $22.9 million, or 115%, as a result of planned drilling activity at Palmarejo, Kensington, Wharf and Silvertip.
Pre-development, reclamation, and other expenses increased $5.5 million, or 18%, stemming from the Kensington royalty settlement of $6.8 million and higher losses on the sale of assets, partially offset by lower ongoing carrying costs at Silvertip.
The following table summarizes pre-development, reclamation, and other expenses:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2024	2023
Silvertip ongoing carrying costs	$6,091	$13,569	$(7,478)	(55)%
Loss on sale of assets	4,352	331	4,021	1,215%
Asset retirement accretion	12,463	12,219	244	2%
Kensington royalty settlement	6,750	—	6,750	100%
Transaction costs	976	—	976	100%
Other	4,769	3,830	939	25%
Pre-development, reclamation and other expense	$35,401	$29,949	$5,452	18%
Other Income and Expenses
During the nine months ended September 30, 2024, the Company recognized a $0.4 million gain in connection with the exchange of $5.9 million in aggregate principal amount plus accrued interest of 2029 Senior Notes for 1.8 million shares of common stock compared to $3.7 million recognized during the nine months ended September 30, 2023.
The Company did not have fair value adjustments, net, in the first nine months of 2024 following the sale of the Company’s equity investments in 2023.
Interest expense (net of capitalized interest of $0.7 million) increased to $39.4 million from $21.7 million due to higher interest paid under the RCF attributable to higher average debt levels, and lower capitalized interest, partially offset by lower interest paid under the 2029 Senior Notes.
Other, net increased to a gain of $11.3 million compared to a loss of $10.1 million as a result of the recognition of the FT Premium Liability income of $5.2 million following the renouncement of Silvertip exploration expenditures and the $12.3 million loss recognized from the sale of the La Preciosa Deferred Consideration in 2023.
Income and Mining Taxes

During the nine months of 2024, income and mining tax expense of approximately $49.0 million resulted in an effective tax rate of 70.0% for 2024. This compares to income tax expense of $26.7 million for an effective tax rate of (51.9)% for 2023. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rates; (v) the sale of non-core assets; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine Months Ended September 30,
	2024		2023
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$7,498	$(6,605)	$(83,994)	$(4,847)
Canada	(30,720)	(766)	(23,049)	—
Mexico	93,651	(41,659)	56,045	(21,824)
Other jurisdictions	(351)	—	(438)	—
	$70,078	$(49,030)	$(51,436)	$(26,671)
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

Net Income (Loss)
Net income was $21.0 million, or $0.05 per diluted share, compared to a net loss of $78.1 million, or $0.24 per diluted share. The increase in net income was driven by a 18% and 15% increase in gold and silver ounces sold, respectively, a 16% and 11% increase in average realized gold and silver prices, respectively, lower ongoing costs at Silvertip, the recognition of the FT Premium Liability income of $5.2 million, lower LCM adjustments at Rochester, and the $12.3 million loss recognized from the sale of the La Preciosa Deferred Consideration in 2023. This was partially offset by the Kensington royalty settlement of $6.8 million, higher exploration, general and administrative, interest expense and income and mining tax expense, and favorable changes in the fair value of the Company’s equity investments in the first nine months of 2023. Adjusted net income was $24.7 million, or $0.06 per diluted share, compared to adjusted net loss of $71.8 million, or $0.22 per diluted share (see “Non-GAAP Financial Performance Measures”).
2024 Guidance
Production during the third quarter was in-line with Coeur’s expectations, leading the Company to reaffirm 2024 production and cost guidance.
The below exploration expense guidance excludes $15 - $20 million of underground mine development and support costs associated with Silvertip
2024 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Palmarejo	95,000 - 103,000	5,900 - 6,700
Rochester	37,000 - 50,000	4,800 - 6,600
Kensington	92,000 - 106,000	—
Wharf	86,000 - 96,000	—
Total	310,000 - 355,000	10,700 - 13,300

2024 Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Palmarejo (co-product)	$950 - $1,150	$15.50 - $16.50
Second Half 2024 Rochester (co-product)	$1,500 - $1,700	$18.00 - $20.00
Kensington	$1,525 - $1,725	—
Wharf (by-product)	$950 - $1,050	—

2024 Capital, Exploration and G&A Guidance

($M)
Capital Expenditures, Sustaining	$124 - $158
Capital Expenditures, Development	$36 - $42
Exploration, Expensed	$40 - $50
Exploration, Capitalized	$15 - $20
General & Administrative Expenses	$36 - $40

Note: The Company’s guidance figures assume estimated prices of $2,300/oz gold and $27.00/oz silver as well as CAD of 1.25 and MXN of 17.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges

Results of Operations
Palmarejo

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Tons milled	413,463	429,561	1,343,771	1,507,950
Average gold grade (oz/t)	0.070	0.066	0.069	0.054
Average silver grade (oz/t)	5.15	4.49	4.63	3.93
Average recovery rate – Au	94.8%	89.9%	93.5%	91.7%
Average recovery rate – Ag	85.6%	82.8%	84.1%	83.9%
Gold ounces produced	27,549	25,467	86,176	75,204
Silver ounces produced	1,823,269	1,596,138	5,237,704	4,970,343
Gold ounces sold	28,655	24,313	86,430	74,195
Silver ounces sold	1,860,976	1,542,395	5,199,839	4,889,877
CAS per gold ounce(1)	$828	$1,012	$902	$950
CAS per silver ounce(1)	$12.75	$15.32	$13.84	$15.01
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2024 compared to Three Months Ended June 30, 2024
Gold and silver production increased 8% and 14%, respectively, as a result of a 6% and 15% increase in gold and silver grades, respectively, and higher gold and silver recovery rates, partially offset by a 4% decrease in mill throughput due to mine sequencing. Metal sales were $110.4 million, or 35% of Coeur’s metal sales, compared with $83.2 million, or 37% of Coeur’s metal sales. Revenue increased by $27.1 million, or 33%, of which $17.8 million was due to higher volume of gold and silver production, and $9.3 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 18% and 17%, respectively, due to higher production and lower operating costs that benefited from favorable foreign exchange rates. Amortization increased by $1.1 million to $12.0 million due to an 18% and 21% increase in gold and silver ounces sold, respectively. Capital expenditures increased to $8.0 million from $5.9 million due to equipment expenditures and higher underground development focused on Hidalgo.
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Gold and silver production increased 15% and 5%, respectively, as a result of a 28% and 18% increase in gold and silver grades, respectively, and higher gold and silver recoveries, partially offset by an 11% decrease in mill throughput. Metal sales were $290.0 million, or 39% of Coeur’s metal sales, compared with $232.3 million, or 42% of Coeur’s metal sales. Revenue increased by $57.7 million, or 25%, of which $29.7 million was due to a higher volume of gold and silver production and $28.0 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 5% and 8%, respectively, due to higher production and lower operating costs that benefited from favorable foreign exchange rates. Amortization increased by $9.7 million to $35.4 million due to a 16% and 6% increase in gold and silver ounces sold. Capital expenditures decreased to $20.7 million from $32.8 million due to lower expenditures related to the open pit backfill project, underground development and equipment.

Rochester

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Tons placed (1)	7,064,623	5,102,800	15,302,994	8,634,599
Average gold grade (oz/t)	0.002	0.002	0.002	0.003
Average silver grade (oz/t)	0.57	0.59	0.56	0.46
Gold ounces produced	9,690	8,006	23,451	18,928
Silver ounces produced	1,155,156	973,057	2,827,403	2,051,737
Gold ounces sold	9,186	8,150	23,521	19,274
Silver ounces sold	1,098,407	985,269	2,818,930	2,070,544
CAS per gold ounce(2)	$1,759	$1,844	$1,797	$2,219
CAS per silver ounce(2)	$21.17	$21.95	$21.57	$27.38
(1)During the three months ended September 30, 2024, 7.1 million tons of ore were placed on the new leach pad. During the three months ended June 30, 2024, 4.3 million and 0.8 million tons of ore were placed on the new leach pad and legacy leach pad, respectively. During the nine months ended September 30, 2024, 13.3 million and 2.0 million tons of ore were placed on the new leach pad and legacy leach pad, respectively. During the nine months ended September 30, 2023, 6.2 million and 2.4 million tons of ore were placed on the new leach pad and legacy leach pads, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2024 compared to Three Months Ended June 30, 2024
Gold and silver production increased 21% and 19%, respectively, driven by the successful completion of the ramp-up of the new three-stage crusher at the end of the second quarter and increased production from the new leach pad. Metal sales were $56.0 million, or 18% of Coeur’s metal sales, compared with $42.8 million, or 19% of Coeur’s metal sales. Revenue increased by $13.2 million, or 31%, of which $7.2 million was due to higher average realized gold and silver prices and $6.0 million was attributable to a higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 5% and 4%, respectively, as a result of the increase in tons placed on the new leach pad, partially offset by higher operating costs. Amortization increased by $1.7 million to $10.2 million due to higher gold and silver ounces sold. Capital expenditures decreased to $10.1 million from $27.5 million due to ramp up activities and timing of payments related to the Rochester expansion project in the second quarter.
Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024 leading to declaration of commercial production and $528 million of construction in process placed into service in the first quarter of 2024. The Company successfully completed the ramp-up of all three stages of the crushing circuit by the end the second quarter by achieving throughput rates of over 88,000 tons per day. Ore tons placed increased 38% quarter-over-quarter to 7.1 million tons, including approximately 6.4 million tons through the new crushing circuit and placed on the new leach pad.
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Gold and silver production increased 24% and 38%, respectively, due to the successful completion of the ramp-up of the new three-stage crusher at the end of the second quarter and increased production from the new leach pad. Metal sales were $128.6 million, or 17% of Coeur’s metal sales, compared with $86.6 million, or 15% of Coeur’s metal sales. Revenue increased by $41.9 million, or 48%, of which $29.6 million was due to a higher volume of gold and silver production, and $12.3 million resulting from higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 19% and 21%, respectively, due to the favorable impact of an increase in estimated recoverable ounces on the legacy leach pad in the first quarter of 2024, an increase in tons placed on the new stage 6 leach pad and a reduction in LCM adjustments compared to the prior year. Amortization increased by $12.4 million to $25.4 million due to higher gold and silver ounces sold, the commencement of production from the new stage 6 leach pad in mid-September 2023 and the three-stage crushing circuit in March 2024. Capital expenditures decreased to $58.9 million from $197.8 million due to reduced spending related to the Rochester expansion project.

Kensington

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Tons milled	165,916	182,043	515,398	474,194
Average gold grade (oz/t)	0.16	0.14	0.15	0.13
Average recovery rate	90.4%	92.3%	91.2%	91.7%
Gold ounces produced	24,104	23,202	68,740	58,103
Gold ounces sold	24,800	23,539	69,522	58,691
CAS per gold ounce(1)	$1,537	$1,732	$1,699	$1,953
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2024 compared to Three Months Ended June 30, 2024
Gold production increased 4% as a result of higher grade, partially offset by a 9% decrease in mill throughput and lower recovery rates. Metal sales were $62.2 million, or 20% of Coeur’s metal sales, compared to $51.1 million, or 23% of Coeur’s metal sales. Revenue increased by $11.1 million, or 22%, of which $8.0 million was due to higher average realized gold prices and $3.1 million resulting from a higher volume of gold production. Costs applicable to sales per gold ounce decreased 11% due to higher production and lower operating costs. Amortization increased by $1.2 million to $7.6 million primarily due to an increase in gold ounces sold. Capital expenditures increased to $20.0 million from $16.5 million reflecting continued investment associated with the multi-year underground development and exploration program designed to extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025, as well as underground development and tailings dam expansion expenditures.
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Gold production increased 18% as a result of 15% higher grade and 9% higher mill throughput. Metal sales were $156.7 million, or 21% of Coeur’s metal sales, compared to $111.3 million, or 20% of Coeur’s metal sales. Revenue increased by $45.4 million, or 41%, of which $24.4 million resulting from a higher volume of gold production, and $21.0 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 13% due to higher production, partially offset by higher operating costs partially driven by higher royalties. Amortization increased by $2.2 million to $19.7 million primarily due to the increase in gold ounces sold, partially offset the favorable impact of a longer assumed mine life. Capital expenditures increased to $49.7 million from $38.2 million reflecting continued investment associated with the multi-year underground development and exploration program designed to extend and enhance the mine life, which began in 2022 and is expected to be completed in 2025.
Wharf

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Tons placed	1,424,649	1,162,437	3,839,041	3,452,907
Average gold grade (oz/t)	0.046	0.032	0.034	0.026
Gold ounces produced	33,650	22,021	76,066	63,827
Silver ounces produced	42,141	68,755	178,169	178,330
Gold ounces sold	34,272	20,930	75,788	63,811
Silver ounces sold	45,118	65,063	178,894	179,646
CAS per gold ounce(1)	$888	$829	$945	$1,224
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2024 compared to Three Months Ended June 30, 2024
Gold production increased 53% driven by higher tons placed and grade, and timing of recoveries. Metal sales were $85.0 million, or 27% of Coeur’s metal sales, compared to $45.0 million, or 20% of Coeur’s metal sales. Revenue increased by $40.0 million, or 89%, of which $32.0 million was due to a higher gold production and $8.0 million attributable to higher average realized gold prices. Costs applicable to sales per gold ounce increased 7% due to higher operating costs driven by higher royalties, partially offset by higher tons and grade placed on the pads. Amortization increased to $2.4 million driven by increased gold ounces sold. Capital expenditures were $2.8 million.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Gold production increased 19% driven by higher tons placed, grade and timing of recoveries. Metal sales were $173.3 million, or 23% of Coeur’s metal sales, compared to $128.8 million, or 23% of Coeur’s metal sales. Revenue increased by $44.4 million, or 35%, of which $26.6 million was due to a higher gold production and $17.8 million was due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 23% due to higher tons and grade placed on the pads. Amortization remained comparable at $4.9 million due to higher tons and grade placed on the pads, partially offset by the favorable impact of a longer assumed mine life. Capital expenditures were $4.2 million.
Silvertip
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Exploration expense totaled $21.1 million in the first nine months of 2024 as the Company continued to focus on increasing the mineral resources at Silvertip, which were supported by 376 meters of underground mine development. Ongoing carrying costs at Silvertip totaled $6.1 million in the first nine months of 2024 compared to $13.6 million in 2023. Capital expenditures in the first nine months of 2024 totaled $1.9 million.

Liquidity and Capital Resources
At September 30, 2024, the Company had $78.7 million of cash, cash equivalents and restricted cash and $145.4 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $15.3 million in the nine months ended September 30, 2024 due to an 18% and 15% increase in gold and silver ounces sold, respectively, a 16% and 11% increase in average realized gold and silver prices, respectively, the net proceeds of $23.7 million from the sale of 7.7 million shares of common stock in the Private Placement Offering (as defined below), and net draws of $50.0 million under the RCF. This was partially offset by $135.5 million of capital expenditures primarily related to the completion of the Rochester expansion project, and the initial payment of $10.0 million due at closing for the $25.0 million acquisition of mining concessions at Palmarejo.
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
The Company had no outstanding forward contracts at September 30, 2024 following the final settlement in June 2024. The Company has no current plans to implement new hedges but may in the future add new hedges as circumstances warrant.
During the nine months ended September 30, 2024, the Company exchanged $5.9 million in aggregate principal amount of 2029 Senior Notes plus accrued interest for 1.8 million shares of its common stock.

We currently believe we have sufficient sources of funding to meet our business requirements for the next 12 months and longer-term. We expect to use a combination of cash provided by operating activities additional equity financing, and borrowings under our RCF depending on future commodity prices to fund near term capital requirements, including those described in this Report for our 2024 capital expenditure guidance. Our longer-term plans contemplate the expansion and restart of Silvertip, as well as the continued exploration to extend mine lives at all of our operating sites. Our long-term target leverage of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current leverage ratio is 1.8 times Adjusted EBITDA as of September 30, 2024.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2024 was $111.1 million, compared to $15.2 million for the three months ended June 30, 2024. Net cash provided by operating activities for the nine months ended September 30, 2024 was $110.4 million, compared to $2.0 million for nine months ended September 30, 2023. Adjusted EBITDA for the three months ended September 30, 2024 was $126.0 million, compared to $52.4 million for three months ended June 30, 2024. Adjusted EBITDA for the nine months ended September 30, 2024 was $222.8 million, compared to $78.0 million for the nine months ended September 30, 2023 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Cash flow before changes in operating assets and liabilities	$86,932	$27,482	$83,807	$13,490
Changes in operating assets and liabilities:
Receivables	1,616	3,180	(520)	1,659
Prepaid expenses and other	(352)	4,176	3,185	764
Inventories	(14,320)	(19,774)	(53,788)	(54,993)
Accounts payable and accrued liabilities	37,187	185	77,757	41,091
Cash provided by (used in) operating activities	$111,063	$15,249	$110,441	$2,011
Net cash provided by operating activities increased $95.8 million for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, primarily as a result of a 26% and 16% increase in gold and silver ounces sold, respectively, a 15% and 14% increase in average realized gold and silver prices, respectively, timing of account payable payments at Palmarejo, a $25.0 million prepayment received at Kensington, and the receipt of exploration credit refunds at Silvertip, partially offset by higher prepaid insurance, timing of interest payments, and higher exploration expense. Revenue for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 increased by $91.5 million, of which $58.4 million resulting from higher volume of gold and silver sales, and $33.0 million was due to higher average realized gold and silver prices.
Net cash provided by operating activities increased $108.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a 18% and 15% increase in gold and silver ounces sold, respectively, a 16% and 11% increase in average realized gold and silver prices, respectively, and an additional $25.0 million prepayment received at Kensington, partially offset higher exploration, general and administrative, and interest expense. Revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by $189.4 million, of which $109.7 million was due to higher volume of gold sales, and $79.7 million as the result of higher average gold and silver prices.

Cash Used in Investing Activities
Net cash used in investing activities in the three months ended September 30, 2024 was $52.0 million compared to $51.6 million in the three months ended June 30, 2024. Cash used in investing activities increased due to the initial payment of $10.0 million due at closing for the $25.0 million acquisition of mining concessions at Palmarejo, partially offset by lower capital expenditures. The Company incurred capital expenditures of $42.0 million in the three months ended September 30, 2024 compared with $51.4 million in the three months ended June 30, 2024 primarily related to ramp-up activities and timing of payments related to the Rochester expansion project at Rochester and underground development at Palmarejo and Kensington in both periods.
Net cash used in investing activities in the nine months ended September 30, 2024 was $145.7 million compared to $217.1 million in the nine months ended September 30, 2023. Cash used in investing activities decreased due to net proceeds of $39.8 million received from the sale of the Company’s remaining Victoria Gold Common Shares, net proceeds of $7.0 million received from the sale of the La Preciosa Deferred Consideration, $5.0 million received from the sale of the La Preciosa project in 2023, and lower capital expenditures, partially offset by the initial payment of $10.0 million due at closing for the $25.0 million acquisition of mining concessions at Palmarejo. The Company incurred capital expenditures of $135.5 million in the nine months ended September 30, 2024 compared with $271.9 million in the nine months ended September 30, 2023 primarily related to expansion construction and ramp-up activities at Rochester and underground development and exploration at Palmarejo and Kensington in both periods.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the three months ended September 30, 2024 was $56.0 million compared to net cash provided by financing activities of $43.3 million in the three months ended June 30, 2024. During the three months ended September 30, 2024, the Company repaid $50.0 million, net, to the RCF. During the three months ended June 30, 2024, the Company drew $50.0 million, net, from the RCF.
Net cash provided by financing activities in the nine months ended September 30, 2024 was $51.2 million compared to $206.5 million in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $50.0 million, net, from the RCF. During the nine months ended September 30, 2023, the Company drew $60.0 million, net, under the RCF, received aggregate net proceeds of $147.7 million from the sale of 54.6 million shares of its common stock in the March 2023 Equity Offering, and received net proceeds of $20.9 million from the sale of 8.3 million shares of its common stock in the Private Placement Offering.

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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. In the first quarter of 2024, the Company completed a review of the estimated recoverable ounces of gold and silver on its leach pads and determined that as a result of longer expected leach time and favorable recoveries relative to previous estimates that the estimated recoverable gold and silver on the Rochester legacy (Stages 2, 3 and 4) leach pads supported an upward revision. An additional 6,000 ounces of gold and 900,000 ounces of silver were added to the legacy leach pads in the first quarter of 2024. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which have not historically been significant. The updated recoverable ounce estimate is considered a change in estimate and was accounted for prospectively. As of September 30, 2024, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 48,175 and 6.7 million, respectively.

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

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income (loss)	$48,739	$1,426	$21,048	$(78,107)
Fair value adjustments, net	—	—	—	(4,629)
Foreign exchange loss (gain)	(2,247)	(2,950)	(4,713)	2,149
(Gain) loss on sale of assets and securities	176	640	4,352	12,650
RMC bankruptcy distribution	—	(1,199)	(1,199)	(1,516)
(Gain) loss on debt extinguishment	—	21	(417)	(3,735)
Transaction costs	976	—	976	—
Other adjustments	81	104	5,644	2,739
Tax effect of adjustments(1)	(568)	(1,447)	(962)	(1,380)
Adjusted net income (loss)	$47,157	$(3,405)	$24,729	$(71,829)

Adjusted net income (loss) per share, Basic	$0.12	$(0.01)	$0.06	$(0.22)
Adjusted net income (loss) per share, Diluted	$0.12	$(0.01)	$0.06	$(0.22)
(1) For the three months ended September 30, 2024, tax effect of adjustments of $0.6 million (-46%) are primarily related to nonrecurring expenses at Palmarejo. For the three months ended June 30, 2024, tax effect of adjustments of $1.4 million 333% are primarily related to the RMC Bankruptcy Distribution.

For the nine months ended September 30, 2024, tax effect of adjustments of $1.0 million (-10%) are primarily related to the RMC Bankruptcy Distribution, Kensington royalty settlement, nonrecurring expenses at Palmarejo, and LCM adjustment recorded at Rochester. For the nine months ended September 30, 2023, tax effect of adjustments of $1.4 million (-25%) are primarily related to the fair value adjustments on the Company’s equity investments, loss on the sale of the La Preciosa Deferred Consideration and LCM adjustment recorded at Rochester.

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

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income (loss)	$48,739	$1,426	$21,048	$(78,107)
(Income) loss from discontinued operations, net of tax	—	—	—	—
Interest expense, net of capitalized interest	13,280	13,162	39,389	21,703
Income tax provision (benefit)	25,817	7,189	49,030	26,671
Amortization	33,216	27,928	88,441	65,187
EBITDA	121,052	49,705	197,908	35,454
Fair value adjustments, net	—	—	—	(4,629)
Foreign exchange (gain) loss	(1,708)	(2,089)	(3,432)	107
Asset retirement obligation accretion	4,233	4,154	12,463	12,219
Inventory adjustments and write-downs	1,231	1,071	6,490	24,723
(Gain) loss on sale of assets and securities	176	640	4,352	12,650
RMC bankruptcy distribution	—	(1,199)	(1,199)	(1,516)
(Gain) loss on debt extinguishment	—	21	(417)	(3,735)
Transaction costs	976	—	976	—
Other adjustments	81	104	5,644	2,739
Adjusted EBITDA	$126,041	$52,407	$222,785	$78,012

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

Consolidated	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Cash flow from operations	$111,063	$15,249	$110,441	$2,011
Capital expenditures	41,980	51,405	135,468	271,902
Free cash flow	$69,083	$(36,156)	$(25,027)	$(269,891)

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Cash provided by (used in) operating activities	$111,063	$15,249	$110,441	$2,011
Changes in operating assets and liabilities:
Receivables	(1,616)	(3,180)	520	(1,659)
Prepaid expenses and other	352	(4,176)	(3,185)	(764)
Inventories	14,320	19,774	53,788	54,993
Accounts payable and accrued liabilities	(37,187)	(185)	(77,757)	(41,091)
Operating cash flow before changes in working capital	$86,932	$27,482	$83,807	$13,490

Net Debt and Leverage Ratio
Management defines Net Debt, a non-GAAP financial measure, as Total Debt, less Cash and Cash Equivalents. We define Leverage Ratio, a non-GAAP financial measure, as the ratio of Net Debt to the Last Twelve Months Adjusted EBITDA. Management believes Net Debt and Leverage Ratio are important measures to monitor our financial flexibility and evaluate the strength of our Condensed Consolidated Balance Sheets. Net Debt and Leverage Ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net Debt and Leverage Ratio should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP.
The following table presents a reconciliation of Total Debt, the most directly comparable financial measure calculated in accordance with GAAP, to Net Debt for each of the periods presented.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Total debt	$605,183	$629,327	$605,183	$512,241
Cash and cash equivalents	(76,916)	(74,136)	(76,916)	(53,223)
Net debt	$528,267	$555,191	$528,267	$459,018

Net debt	$528,267	$555,191	$528,267	$459,018
Last Twelve Months Adjusted EBITDA	$287,079	$191,686	$287,079	$113,809
Leverage ratio	1.8	$2.9	$1.8	$4.0

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
Three Months Ended September 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$59,439	$49,640	$45,711	$34,198	$794	$189,782
Amortization	(11,984)	(10,231)	(7,612)	(2,419)	(794)	(33,040)
Costs applicable to sales	$47,455	$39,409	$38,099	$31,779	$—	$156,742

Metal Sales
Gold ounces	28,655	9,186	24,800	34,272	—	96,913
Silver ounces	1,860,976	1,098,407	—	45,118	—	3,004,501

Costs applicable to sales
Gold ($/oz)	$828	$1,759	$1,537	$888
Silver ($/oz)	$12.75	$21.17			$—
Three Months Ended June 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$59,070	$45,225	$47,166	$20,181	$790	$172,432
Amortization	(10,843)	(8,570)	(6,445)	(1,067)	(790)	(27,715)
Costs applicable to sales	$48,227	$36,655	$40,721	$19,114	$—	$144,717

Metal Sales
Gold ounces	24,313	8,150	23,539	20,930	—	76,932
Silver ounces	1,542,395	985,269	—	65,063	—	2,592,727

Costs applicable to sales
Gold ($/oz)	$1,012	$1,844	$1,732	$829
Silver ($/oz)	$15.32	$21.95			$—
Nine Months Ended September 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$185,405	$128,497	$137,762	$81,187	$2,436	$535,287
Amortization	(35,429)	(25,434)	(19,653)	(4,879)	(2,436)	(87,831)
Costs applicable to sales	$149,976	$103,063	$118,109	$76,308	$—	$447,456

Metal Sales
Gold ounces	86,430	23,521	69,522	75,788	—	255,261
Silver ounces	5,199,839	2,818,930	—	178,894	—	8,197,663

Costs applicable to sales
Gold ($/oz)	$902	$1,797	$1,699	$945
Silver ($/oz)	$13.84	$21.57			$—

Nine Months Ended September 30, 2023

In thousands (except metal sales, per ounce and per pound amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$169,675	$112,508	$132,356	$87,201	$3,161	$504,901
Amortization	(25,760)	(13,043)	(17,539)	(4,802)	(3,161)	(64,305)
Costs applicable to sales	$143,915	$99,465	$114,817	$82,399	$—	$440,596

Metal Sales
Gold ounces	74,195	19,274	58,691	63,811		215,971
Silver ounces	4,889,877	2,070,544	—	179,646	—	7,140,067

Costs applicable to sales
Gold ($/oz)	$950	$2,219	$1,953	$1,224
Silver ($/oz)	$15.01	$27.38			$—
Reconciliation of Costs Applicable to Sales for Updated 2024 Guidance

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester(1)	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$261,913	$147,456	$195,337	$102,091
Amortization	(46,953)	(42,237)	(28,757)	(5,694)
Costs applicable to sales	$214,960	$105,219	$166,580	$96,397
By-product credit	—	—	16	(5,328)
Adjusted costs applicable to sales	$214,960	$105,219	$166,596	$91,069

Metal Sales
Gold ounces	104,260	28,170	100,500	91,040
Silver ounces	6,652,590	3,197,910		205,600

Revenue Split
Gold	51%	43%	100%	100%
Silver	49%	57%

Adjusted costs applicable to sales
Gold ($/oz)	$950 - $1,150	$1,500 - $1,700	$1,525 - $1,725	$950 - $1,050
Silver ($/oz)	$15.50 - $16.50	$18.00 - $20.00
(1) Cost guidance for Rochester reflects the second half of 2024.
Reconciliation of Costs Applicable to Sales for Previous 2024 Guidance

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester(1)	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$258,870	$129,322	$199,980	$108,330
Amortization	(37,130)	(36,990)	(33,530)	(6,330)
Costs applicable to sales	$221,740	$92,332	$166,450	$102,000
By-product credit	—	—	—	(2,550)
Adjusted costs applicable to sales	$221,740	$92,332	$166,450	$99,450

Metal Sales
Gold ounces	100,350	28,130	103,790	90,000
Silver ounces	6,516,830	3,927,890		105,920

Revenue Split
Gold	51%	38%	100%	100%
Silver	49%	62%

Adjusted costs applicable to sales
Gold ($/oz)	$1,075 - $1,275	$1,200 - $1,400	$1,525 - $1,725	$1,100 - $1,200
Silver ($/oz)	$16.50 - $17.50	$14.00 - $16.00
(1) Cost guidance for Rochester reflects the second half of 2024.

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, the tax treatment of the FT Shares and the risk that related exploration efforts at Silvertip will not occur on a timely basis or at all, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, timing of completion of obligations under prepayment agreements, liquidity management, financing plans, risk management strategies, capital allocation, expectations regarding the planned acquisition of SilverCrest Metals, Inc. including impact on production, cash flow, financial condition and timing of closing, if at all, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2023 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, and inflationary pressures, (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt, and (xiv) the risk that the planned acquisition of SilverCrest Metals Inc. will not occur or achieve the expected benefits to the Company. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
No Offer or Solicitation
Communications in the news release do not constitute an offer to sell or the solicitation of an offer to subscribe for or buy any securities or a solicitation of any vote or approval with respect to the proposed Transaction or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Important Additional Information
In connection with the Transaction, Coeur and SilverCrest intend to file materials with the Securities and Exchange Commission (the “SEC”) and on SEDAR+, as applicable. Coeur intends to file a definitive proxy statement on Schedule 14A (the “Proxy Statement”) with the SEC in connection with the solicitation of proxies to obtain Coeur stockholder approval of (A) the issuance of shares of common stock of Coeur in connection with the Transaction (the “Stock Issuance”) and (B) the amendment of the Coeur certificate of incorporation to increase the number of authorized shares of Coeur common stock (the “Charter Amendment”), and SilverCrest intends to file a notice of the SilverCrest shareholder meeting and accompanying management information circular (the “Circular”) with the Toronto Stock Exchange and on SEDAR+ and with the SEC in connection with the solicitation of proxies to obtain SilverCrest shareholder approval of the Transaction. After the Proxy Statement is cleared by the SEC, Coeur intends to mail a definitive Proxy Statement to the stockholders of Coeur. This communication is not a substitute for the Proxy Statement, the Circular or for any other document that Coeur or SilverCrest may file with the SEC or on SEDAR+ and/or send to Coeur stockholders and/or SilverCrest’s shareholders in connection with the Transaction. INVESTORS AND SECURITY HOLDERS OF COEUR AND SILVERCREST ARE URGED TO CAREFULLY AND THOROUGHLY READ THE PROXY STATEMENT AND THE CIRCULAR, RESPECTIVELY, AS EACH MAY BE AMENDED OR SUPPLEMENTED FROM TIME TO TIME, AND OTHER RELEVANT DOCUMENTS FILED BY COEUR AND/OR SILVERCREST WITH THE SEC OR ON SEDAR+, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT COEUR, SILVERCREST, THE TRANSACTION, THE RISKS RELATED THERETO AND RELATED MATTERS.

Stockholders of Coeur and shareholders of SilverCrest will be able to obtain free copies of the Proxy Statement and the Circular, as each may be amended from time to time, and other relevant documents filed by Coeur and/or SilverCrest with the SEC or on SEDAR+ (when they become available) through the website maintained by the SEC at www.sec.gov or on SEDAR+ at www.sedarplus.ca, as applicable. Copies of documents filed with the SEC by Coeur will be available free of charge from Coeur’s website at www.coeur.com under the “Investors” tab or by contacting Coeur’s Investor Relations Department at (312) 489-5800 or investors@coeur.com. Copies of documents filed with the SEC or on SEDAR+ by SilverCrest will be available free of charge from SilverCrest’s website at www.silvercrestmetals.com under the “Investors” tab or by contacting SilverCrest’s Investor Relations Department at (604) 694-1730 ext. 104.
Participants in the Solicitation
Coeur, SilverCrest and their respective directors and certain of their executive officers and other members of management and employees may be deemed, under SEC rules, to be participants in the solicitation of proxies from Coeur’s stockholders and SilverCrest’s shareholders in connection with the Transaction. Information regarding the executive officers and directors of Coeur is included in its definitive proxy statement for its 2024 annual meeting under the headings “Proposal No. 1 – Election of Directors”, “Information about our Executive Officers”, “Compensation Discussion and Analysis”, and “Director Compensation”, which was filed with the SEC on April 4, 2024 and is available at https://www.sec.gov/ix?doc=/Archives/edgar/data/215466/000114036124017966/ny20018623x1_def14a.htm. Information regarding the directors and certain executive officers of SilverCrest is included in its information circular and proxy statement for its 2024 annual meeting under the headings “Compensation of Executive Officers and Directors” and “Compensation Discussion and Analysis”, which was filed on SEDAR+ on April 18, 2024 and is available at https://www.silvercrestmetals.com/_resources/agm/2024-Information-Circular.pdf?v=093009. Additional information regarding the persons who may be deemed participants and their direct and indirect interests, by security holdings or otherwise, will be set forth in the Proxy Statement, the Circular and other materials when they are filed with the SEC or on SEDAR+ in connection with the Transaction. Free copies of these documents may be obtained as described in the paragraphs above.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at September 30, 2024 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $2,474 and $2,017 per ounce, respectively, and a short-term and long-term silver price of $29.43 and $25.78 per ounce, respectively.
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

Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had forward contracts for gold and silver that settled monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up. The contracts are generally net cash settled and, if the spot price of gold at the time of expiration is lower than the fixed price or higher than the fixed prices, it would result in a realized gain or loss, respectively. The forward contracts expose us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company enters into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. The Company does not anticipate non-performance by any of its counterparties. For additional information, please see the section titled “Item 1A - Risk Factors” in this Report. For the nine months ended September 30, 2024, the Company recognized a loss of $12.9 million and $4.3 million related to expired gold and silver contracts, respectively. The Company had no outstanding gold or silver hedging contracts at September 30, 2024.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2024, the Company had outstanding provisionally priced sales of 12,213 ounces of gold at an average price of $2,568. Changes in gold prices resulted in provisional pricing mark-to-market gain of $0.4 million during the three months ended September 30, 2024. A 10% change in realized gold prices would cause revenue to vary by $3.1 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at September 30, 2024.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2024.
Investment Risk
Equity Price Risk
The Company had no equity securities at September 30, 2024.

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
(b)Changes In Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 16 -- Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2023 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2024 (the “Q1 2024 10-Q”), in the Company’s Form 10-Q for the quarter ended June 30, 2024 (the “Q2 2024 10-Q”) and in this Form 10-Q. Except as supplemented and updated in the Q1 2024 10-Q, Q2 2024 10-Q and below, the risk factors set forth in the 2023 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
Risks Relating to the Proposed Acquisition of SilverCrest Metals Inc.
As disclosed in this Form 10-Q, including in Part 1, Item 1, Note 6 – Property, Plant and Equipment and Mining Properties, Net and Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into an definitive agreement (the “Arrangement Agreement”) on October 3, 2024 whereby, a wholly-owned subsidiary of Coeur will acquire all of the issued and outstanding shares of SilverCrest Metals Inc. (“SilverCrest”) pursuant to a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Transaction”). There can be no assurance that the Transaction will be completed as expected, in a timely manner or at all. As described below, the Transaction could subject us to significant risks.
The Transaction is subject to a number of conditions which may delay its consummation and could result in additional expenditures of money and resources or reduce the anticipated benefits, or result in termination of the Arrangement Agreement and Coeur having to pay a termination fee.
The Transaction is conditional upon, among other closing conditions, approval of the plan of arrangement by a British Columbia court, approval by shareholders of both Coeur and SilverCrest, including by Coeur’s stockholders to amend Coeur’s certificate of incorporation to increase the authorized stock of the Coeur and to approve the issuance of Coeur common stock to be exchanged as consideration for SilverCrest’s outstanding stock, and approval of the listing of the Coeur common shares to be issued under the Transaction on the NYSE. Additionally, the Transaction is subject to applicable regulatory approvals, including approval by Mexico’s antitrust authority, the Federal Economic Competition Commission (“COFECE”). Many of the conditions to completion of the Transaction are not within our control and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date set out in the Arrangement Agreement, it is possible that the Arrangement Agreement may be terminated.
Although Coeur and SilverCrest have, subject to certain limitations, agreed to use reasonable best efforts to complete the Transaction promptly, these and other conditions may fail to be satisfied. In addition, completion of the Transaction may take longer and could cost more than we expect. The requirements for obtaining the required regulatory approvals and clearances could delay the completion of the Transaction for a significant period of time or prevent them from occurring. Any delay in completing the Transaction may adversely affect the benefits that Coeur expects to achieve if the Transaction and the integration of businesses were to be completed within the expected timeframe.
Each of Coeur and SilverCrest have certain rights to terminate the Transaction in certain circumstances, including if any closing conditions are not satisfied prior to the outside date set out in the Arrangement Agreement. Although the Arrangement Agreement contains customary deal protection provisions, a change in recommendation by either Coeur’s Board of Directors, the SilverCrest Board of Directors, or both, including as the result of receiving a superior proposal as defined in the Arrangement Agreement, may result in the Transaction not being consummated. The Arrangement Agreement provides that, upon termination of the Arrangement Agreement under certain circumstances, Coeur would be required to pay SilverCrest a termination fee of $100 million and reimburse SilverCrest for expenses incurred in connection with the Transaction. Failure to complete the Transaction in a timely manner, or at all, and payment of relevant termination fees, if applicable, could negatively impact Coeur’s business and negatively impact the trading price of Coeur’s common stock.
Coeur and SilverCrest may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the Transaction.

Coeur and SilverCrest may be the target of lawsuits that could delay or prevent the Transaction from being consummated or result in significant additional costs. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Coeur or SilverCrest in an attempt to delay or block the consummation of the Transaction or to seek other remedy, including additional monetary compensation. Even if the lawsuits are unsuccessful or meritless, significant financial resources and attention from management can be required to defend against these claims and proceedings may result in a delay to closing the Transaction. Such proceedings, among other events, could also subject the Company to negative press coverage or public scrutiny that could impact the ability of Coeur and SilverCrest to consummate the Transaction, as well as negatively impacting the Company’s existing business performance and operations.
Lawsuits that may be brought against Coeur, SilverCrest or their respective directors which could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Arrangement Agreement already implemented and to otherwise enjoin the parties from consummating the Transaction. One of the conditions to the closing of the Transaction is that no law (including injunction or judgements) is in effect that makes the Transaction illegal or enjoins or prohibits Coeur or SilverCrest from consummating the Transaction. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, that injunction may delay or prevent the Transaction from being completed within the expected timeframe or at all, which may adversely affect Coeur’s and SilverCrest’s respective business, financial position, results of operations and cash flows.
In addition, political and public attitudes towards the Transaction could result in negative press coverage and other adverse public statements affecting Coeur or SilverCrest. There is an increasing level of public concern relating to the perceived effect of mining activities on indigenous communities. Local communities and stakeholders could become dissatisfied with our activities or with change in personnel following the Transaction. Adverse press coverage and other adverse statements could lead to investigations by regulators, legislators and law enforcement officials or in legal claims or otherwise negatively impact the ability of the combined company to take advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the combined company’s business, financial condition and results of operations.
The issuance of a significant number of shares of Coeur common stock and a resulting "market overhang" could adversely affect the market price of our shares after completion of the Transaction.
At consummation of the Transaction, Coeur will issue shares of its common stock as consideration for the exchange of SilverCrest’s outstanding shares. The increase to the number of outstanding shares of Coeur’s common stock may impact the marketplace’s view of Coeur’s common stock and may lead to adverse changes in the stock’s trading volume and trading price. Conversely, failure to consummate the Transaction may also result in changes to the marketplace’s perception of our business and future strategy that adversely impact our stock’s trading volume and trading price.
Coeur is expected to incur significant transaction costs in connection with the Transaction, which may exceed those anticipated by Coeur.
Coeur expects to continue to incur costs related to the Transaction, as well as additional integration costs if the Transaction is completed. Such fees and expenses include, but are not limited to, financial advisor fees, legal fees, tax and accounting fees, filing and regulatory fees, soliciting fees, and other advisory services fees. Certain of these fees will be incurred regardless of whether the Transaction is completed, while additional fees will be incurred after closing of the Transaction, including for the integration of SilverCrest into Coeur. The timing and amount of fees and expenses to be incurred for the Transaction and post-closing integration of the companies is difficult to predict and may vary significantly from our initial projections.
The combined company may be unable to integrate the businesses of Coeur and SilverCrest successfully or realize the anticipated benefits of the Transaction.
The Company has entered into the Arrangement Agreement with the expectation that the Transaction will result in certain benefits for the combined company. These anticipated benefits are dependent, in part, on the successful integration of SilverCrest into Coeur, which is a complex process that includes strategic decisions on, among other factors, business strategy, staffing, and system integration. Coeur will not have the ability to exercise control over SilverCrest or its operations until the Transaction is completed. SilverCrest’s business and results of operations may be adversely impacted by events that are outside of our control prior to the completion of the Transaction and may adversely impact integration efforts or the financial results of the combined company after the Transaction is completed. The combined company’s performance may be adversely impacted if post-closing integration efforts are not able to be achieved in a timely manner or if the efficiencies and benefits contemplated are not able to be realized. Additionally, management focus on integration matters could result in less attention on the Company’s existing operations that could impact the performance of the Company’s existing business.

SilverCrest’s public filings are subject to Canadian disclosure standards, which differ from SEC disclosure requirements.
Coeur and SilverCrest report financial results and mineral reserve and mineral resource estimates under different reporting standards. Coeur prepares its financial statements in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), while SilverCrest prepares its financial statements in accordance with IFRS Accounting Standards issued by the International Accounting Standards Board (“IFRS Accounting Standards”). Coeur’s mineral reserve and mineral resource estimates have been prepared in accordance with Item 1300 of SEC Regulation S-K, while SilverCrest’s mineral reserve and mineral resource estimates have been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). These varying standards embody different approaches and definitions that could require adjustments, reclassifications, or other different treatment as SilverCrest’s financial statements and mineral reserve and mineral resource estimates are conformed to the standards applicable to the Company, including U.S. GAAP and Item 1300 of SEC Regulation S-K. Furthermore, we have not been involved in the preparation of SilverCrest’s financial statements or its mineral reserve and mineral resource estimates. Although Coeur and its advisors have conducted due diligence on SilverCrest, there can be no guarantee that Coeur is aware of all relevant information, including all potential liabilities of SilverCrest. Consummation of the Transaction and integration of SilverCrest may pose special risks, including one-time write-offs and unanticipated costs. Mineral reserve and resource estimates may be subject to adjustments that differ from the Company’s current expectations and be impacted by a number of factors, including different engineering and geological interpretations and judgements and different pricing assumptions. As a result, it is possible that certain benefits expected from the combination of Coeur and SilverCrest may not be realized.
The combined company will be an international company and will be exposed to political and social risks associated with its foreign operations.
The Company’s operations in Mexico currently expose us to certain economic and operational risks as disclosed in Item 1A – Risk Factors of the 2023 10-K. However, upon consummation of the Transaction, the Company’s exposure to those risks will increase due to the addition of SilverCrest’s operation in Mexico. Increased exposure to currency exchange movements, local economic conditions, local security concerns, and social and political risks associated with foreign operations could result in significant negative impacts on the Company, including to its future results of operations.
The trading price and volume of Coeur common stock may be volatile following the Transaction.
The trading price and volume of Coeur common stock may be volatile following completion of the Transaction. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock following combination of the companies. As a result, you may suffer a loss on your investment. Following the Transaction, many factors may impair the market for Coeur common stock and the ability of investors to sell shares at an attractive price and could also cause the market price and demand for Coeur common stock to fluctuate substantially, which may negatively affect the price and liquidity of Coeur common stock. Many of these factors and conditions are beyond the control of Coeur or its stockholders.
The consummation of the Transaction may result in one or more ratings organizations taking actions which may adversely affect Coeur's business, financial condition and operating results, as well as the market price of our common stock.
Rating organizations regularly analyze the financial performance and condition of companies and may reevaluate Coeur’s credit ratings following the consummation of the Transaction. Factors that may impact Coeur's credit ratings following consummation of the Transaction include debt levels, planned asset purchases or sales and near-term and long-term production growth, opportunities, liquidity, asset quality, cost structure, product mix and commodity pricing levels. If a ratings downgrade were to occur in connection with the Transaction, Coeur could experience higher borrowing costs in the future and more restrictive covenants which would reduce profitability and diminish operational flexibility. We cannot provide assurance that any of our current ratings will remain in effect following the consummation of the Transaction for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances so warrant.
The market price of our common stock may decline if large amounts of our common stock are sold following the Transaction and may be affected by factors different from those that historically have affected or currently affect the market price of our common stock.
The market price of our common stock may fluctuate significantly following completion of the Transaction and holders of our common stock could lose some or all of the value of their investment. If the Transaction is consummated, Coeur will issue shares of Coeur common stock to former SilverCrest shareholders. The Arrangement Agreement contains no restrictions on the ability of former SilverCrest shareholders to sell or otherwise dispose of such shares following completion of the Transaction. Former SilverCrest shareholders may decide not to hold the shares of Coeur common stock that they receive in the Transaction, and Coeur’s historic stockholders may decide to reduce their investment in Coeur as a result of the changes to Coeur’s investment profile as a result of the Transaction. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, Coeur’s financial position after completion of the Transaction may differ from its financial position before the completion of the Transaction, and the results of Coeur’s operations and cash flows after the completion of the Transaction may be affected by factors different from those currently affecting its financial position or results of operations and cash flows, all of which could adversely affect the market price of Coeur common stock. Accordingly, the market price and performance of Coeur common stock is likely to be different from the performance of Coeur common stock prior to the Transaction. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, Coeur common stock, regardless of our actual operating performance.
The Las Chispas mine may become economically unfeasible.
As a result of the Transaction, Coeur’s business will be expanded to include the Las Chispas mine at 84656 Arizpe, Sonora, Mexico. There are risks inherent in operating a precious metals mine. The commercial viability of the Las Chsiaps operation hinges on various elements, including mining and processing costs, deposit characteristics such as size, grade, and infrastructure accessibility, as well as the cyclical nature of metal prices and governmental regulations. Factors such as weather events, permit issues, infrastructure failures, and community-related concerns also pose threats to Las Chispas. While the precise impact of these factors is uncertain, their convergence could render the Las Chispas mine economically unfeasible, potentially leading to closure.
The pendency of the Transaction may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.
Parties with which we and SilverCrest do business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with us, SilverCrest or the combined company. Our and SilverCrest’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and SilverCrest have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or SilverCrest, as applicable, or consider entering into business relationships with parties other than us or SilverCrest. In addition, our current and prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel and key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Transaction may require substantial commitments of their time and resources. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of Coeur, SilverCrest or the combined company following the completion of the Transaction, including an adverse effect on our ability to realize the expected benefits of the Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of the Transaction or the termination of the Arrangement Agreement.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c)     Trading Plans
    During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

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

* The following financial information from Coeur Mining, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders' Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 6, 2024	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	November 6, 2024	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 6, 2024	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)