Form 10-K/A
period 2024-12-31
Coeur Mining, Inc.
filed 2025-05-06
CIK 215466

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
$2,209,241,490
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 17, 2025, 638,557,875 shares of Common Stock, par value $0.01 per share

Auditor’s Name	Auditor’s Location	Auditor’s Firm ID
Grant Thornton LLP	Chicago, Illinois	248

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Coeur Mining, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 19, 2025, and is being filed solely to amend the report prepared by Grant Thornton LLP contained in Item 8 of the Form 10-K (the “Financial Statement Audit Report”) to correct a clerical error. The Financial Statement Audit Report did not include reference to their report on the Company’s internal controls over financial reporting. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding sentence. This Amendment includes the updated Financial Statement Audit Report, new consent of Grant Thornton LLP as Exhibit 23.1 hereto, and new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2025 expressed an unqualified opinion.
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
Ore on Leach Pads and Long-Term Stockpile
As described further in Notes 2 and 5 to the consolidated financial statements, the Company’s ore on leach pads balance was $199 million, which includes $168 million at the Company’s Rochester mine, as of December 31, 2024. The balance is comprised of a current balance of $61 million and a non-current balance of $107 million. The Rochester mine long-term stockpile balance is $42 million as of December 31, 2024. The measurement and valuation of the ore on leach pads and long-

term stockpile balances involve significant management estimates and assumptions related to the measurement of metal content of ore placed on the leach pads and long-term stockpile, including estimates pertaining to recovery rates and ore grades. The balances are determined based on actual production costs incurred to produce and place ore on the leach pads and long-term stockpile, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads and long-term stockpile for the Rochester mine as a critical audit matter.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
PART IV

Item 15.        Exhibits
(a) The Company's consolidated financial statements and notes, together with the report thereon of Grant Thornton LLP dated February 19, 2025 are included herein as part of Item 8. Financial Statements and Supplementary Data above.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	May 6, 2025	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Chairman, President, and Chief Executive Officer)