Form 10-Q
period 2025-03-31
Coeur Mining, Inc.
filed 2025-05-07
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 900,000,000 shares of common stock, par value of $0.01, authorized of which 639,697,401 shares were issued and outstanding as of May 5, 2025.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2025	December 31, 2024
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$77,574	$55,087
Receivables	5	54,908	29,930
Inventory	6	218,310	78,617
Ore on leach pads	6	123,028	92,724
Prepaid expenses and other		28,502	16,741
		502,322	273,099
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	2,799,755	1,817,616
Goodwill	3	567,045	—
Ore on leach pads	6	93,199	106,670
Restricted assets		8,454	8,512
Receivables	5	14,029	19,583
Other		82,089	76,267
TOTAL ASSETS		$4,066,893	$2,301,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$124,928	$125,877
Accrued liabilities and other	18	87,238	156,609
Debt	8	31,748	31,380
Reclamation	9	16,954	16,954
		260,868	330,820
NON-CURRENT LIABILITIES
Debt	8	466,521	558,678
Reclamation	9	255,558	243,538
Deferred tax liabilities		279,474	7,258
Other long-term liabilities		55,960	38,201
		1,057,513	847,675
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 900,000,000 shares, 639,060,751 issued and outstanding at March 31, 2025 and 399,235,632 at December 31, 2024		6,390	3,992
Additional paid-in capital		5,771,030	4,181,521
Accumulated deficit		(3,028,908)	(3,062,261)
		2,748,512	1,123,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,066,893	$2,301,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended March 31,
		2025	2024
	Notes	In thousands, except share data
Revenue	4	$360,062	$213,060
COSTS AND EXPENSES
Costs applicable to sales(1)	4	204,266	145,997
Amortization		43,093	27,297
General and administrative		13,912	14,404
Exploration		19,682	10,491
Pre-development, reclamation, and other	14	16,953	18,228
Total costs and expenses		297,906	216,417
Income (loss) from operations		62,156	(3,357)
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		—	438
Fair value adjustments, net	12	(346)	—
Interest expense, net of capitalized interest	5	(10,450)	(12,947)
Other, net	14	406	2,773
Total other income (expense), net		(10,390)	(9,736)
Income (loss) before income and mining taxes		51,766	(13,093)
Income and mining tax (expense) benefit	10	(18,413)	(16,024)
NET INCOME (LOSS)		$33,353	$(29,117)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		—	(7,625)
Reclassification adjustments for realized (gain) loss on cash flow hedges		—	147
Other comprehensive income (loss)		—	(7,478)
COMPREHENSIVE INCOME (LOSS)		$33,353	$(36,595)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Basic		$0.06	$(0.08)

Diluted		$0.06	$(0.08)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2025	2024
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$33,353	$(29,117)
Adjustments:
Amortization		43,093	27,297
Accretion		4,732	4,076
Deferred taxes		(17,353)	4,429
Gain on debt extinguishment	8	—	(438)
Fair value adjustments, net	12	346	—
Stock-based compensation	11	3,298	4,248
Write-downs		—	3,235
Deferred revenue recognition	17	(42,316)	(55,159)
Other		28,563	10,822
Changes in operating assets and liabilities:
Receivables		3,945	(5,316)
Prepaid expenses and other current assets		82,065	(639)
Inventory and ore on leach pads	3	(8,348)	(19,694)
Accounts payable and accrued liabilities		(63,743)	40,385
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		67,635	(15,871)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(50,002)	(42,083)
Acquisitions, net		103,396	—
Proceeds from the sale of assets		—	24
Other		(90)	(67)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		53,304	(42,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	302	22,823
Issuance of notes and bank borrowings, net of issuance costs	8	99,500	135,000
Payments on debt, finance leases, and associated costs	8	(192,234)	(92,225)
Other		(5,721)	(1,779)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(98,153)	63,819
Effect of exchange rate changes on cash and cash equivalents		(292)	40
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		22,494	5,862
Cash, cash equivalents and restricted cash at beginning of period		56,874	63,378
Cash, cash equivalents and restricted cash at end of period		$79,368	$69,240

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	399,236	$3,992	$4,181,521	$(3,062,261)	$—	$1,123,252
Net income (loss)	—	—	—	33,353	—	33,353
SilverCrest Acquisition	239,489	2,395	1,587,696	—	—	1,590,091
Kensington Royalty Settlement	595	6	3,649	—	—	3,655
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(259)	(3)	(1,836)	—	—	(1,839)
Balances at March 31, 2025	639,061	$6,390	$5,771,030	$(3,028,908)	$—	$2,748,512

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)	—	—	—	(29,117)	—	(29,117)
Other comprehensive income (loss)	—	—	—	—	(7,478)	(7,478)
Debt-for-Equity Exchange	1,772	18	5,350	—	—	5,368
Issuance of flow-through shares	7,705	77	22,908	—	—	22,985
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	2,823	28	2,440	—	—	2,468
Balances at March 31, 2024	398,583	$3,986	$4,170,568	$(3,150,278)	$(6,147)	$1,018,129

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2025. The condensed consolidated December 31, 2024 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 — Summary of Significant Accounting Policies contained in the 2024 10-K.
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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and was accounted for prospectively. As of March 31, 2025, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 54,208 and 7.4 million, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing.
The Company may elect to perform a qualitative assessment if it is more likely than not that the fair value exceeds the carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We have adopted the new standard effective December 31, 2024 retrospectively for all periods presented. See Note 4 -- Segment Reporting for all periods presented with the new required disclosures. The new standard did not impact our Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. We are evaluating the impact of the amendments on our Condensed Consolidated Financial Statements and related disclosures.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 3 – ACQUISITIONS
On October 3, 2024, the Company entered into a definitive agreement (the “Agreement”) whereby, a wholly-owned subsidiary of Coeur would acquire all of the issued and outstanding shares of SilverCrest Metals Inc. (“SilverCrest”) pursuant to a court-approved plan of arrangement (the “Transaction”). Under the terms of the Agreement, SilverCrest shareholders received 1.6022 Coeur common shares for each SilverCrest common share (the “Exchange Ratio”).
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
The Company retained an independent appraiser to assist with the determination of the preliminary fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of SilverCrest has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes and was assigned to the Las Chispas segment. The goodwill balance is comprised of amounts attributable to the assembled workforce, potential strategic and financial benefits, including the financial flexibility to execute capital priorities, and new book to tax basis differences of assets acquired and liabilities assumed. The acquisition of SilverCrest increased the Company’s gold and other metal reserves and expanded our footprint in a jurisdiction where the Company has significant experience.
As of March 31, 2025, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for SilverCrest is preliminary. At March 31, 2025, remaining items to finalize include the fair value of property plant and mine development, goodwill, reclamation, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Coeur’s measurement period, which is not to exceed one year from the acquisition date. Prior to the closing of the Transaction, the Company entered into a loan with SilverCrest through which Coeur Rochester, Inc., a subsidiary of the Company, owed $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the Transaction. The acquired bullion and metal inventory was sold during Q1 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net. Total transaction costs were $17.5 million with $8.9 million incurred in the three months ended March 31, 2025. These transaction costs are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income (loss) and are reflected in pro forma earnings in the table below for the three months ended March 31, 2024.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table summarizes the preliminary purchase price allocation for the Transaction as of March 31, 2025:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (239,331,799 at $6.61)	$1,581,983
Fair value of replacement stock-based compensation awarded(1)	8,566
Fair value of Coeur payable to SilverCrest repurchased	(72,311)
Total purchase price	$1,518,238
Assets:
Cash and cash equivalents	$103,441
Short-term receivables	22,996
Inventory	153,826
Prepaid expenses and other	15,213
Property, plant and equipment and mining properties	1,005,828
Other	5,596
Total Assets	$1,306,900
Liabilities:
Accounts payable	16,774
Accrued liabilities and other	24,866
Debt	846
Reclamation	8,644
Deferred tax liabilities (2)	286,225
Other long-term liabilities	18,354
Total liabilities	$355,709
Net identifiable assets acquired	$951,191
Goodwill	567,047
Net assets acquired	$1,518,238
(1) As of March 31, 2025, 0.2 million common shares were issued related to the exercise of 0.6 million replacement options.
(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the preliminary fair value allocated to assets (excluding goodwill) and liabilities and a tax basis increase to the preliminary fair value of the assets acquired in Mexico and the historical carryover tax basis of assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the preliminary fair value allocated to goodwill.
Pro Forma Financial Information
SilverCrest contributed revenue of $58.0 million and net income of $2.9 million from February 15, 2025 to March 31, 2025. The following unaudited pro forma financial information presents consolidated results assuming the Transaction occurred on January 1, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$415,039	$276,706
Net income (loss)	$47,577	$(66,395)
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of SilverCrest to reflect the additional depreciation, depletion and amortization that would have been recognized assuming the fair value adjustments to property, plant, and equipment, and mining properties had been applied from January 1, 2024, with the consequential tax effects.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 4 – SEGMENT REPORTING
The Company’s operating segments include the Las Chispas, Palmarejo, Rochester, Kensington and Wharf mines, and the Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining, and production of gold and/or silver. The Silvertip exploration project is engaged in the discovery of silver, zinc, lead, and other related metals. “Other” includes certain mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
The Company’s Chief Operating Decision Maker (“CODM”), composed of Mitchell J. Krebs, Chairman, President and Chief Executive Officer, Thomas S. Whelan, Chief Financial Officer, and Michael Routledge, Chief Operating Officer, evaluates performance and allocates resources for all of the Company’s reportable segments based on Income (loss) from operations. The CODM uses segment Income (loss) from operations to allocate resources such as corporate employees, and financial or capital resources for each segment during the annual budget and forecasting processes. The CODM considers budget-to-actual variances on a monthly basis using the segment Income (loss) from operations measure when making decisions about allocating capital and personnel to the segments. The accounting policies of the reportable segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies.
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2025	Las Chispas (5)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$27,882	$43,695	$41,783	$65,207	$56,760	$—	$—	$235,327
Silver sales	30,137	52,111	40,843	36	1,608	—	—	124,735
Metal sales	58,019	95,806	82,626	65,243	58,368	—	—	360,062
Costs and Expenses
Costs applicable to sales(1)	42,834	43,703	48,536	42,156	27,037	—	—	204,266
Amortization	8,936	9,181	14,907	7,471	1,474	946	178	43,093
Exploration	1,878	3,860	1,467	3,301	2,629	6,107	440	19,682
Other operating expenses(2)	67	1,629	2,754	570	1,188	3,078	21,579	30,865
Costs and expenses	53,715	58,373	67,664	53,498	32,328	10,131	22,197	297,906
Income (loss) from operations	4,304	37,433	14,962	11,745	26,040	(10,131)	(22,197)	62,156
Other income (expense)
Fair value adjustments, net	—	—	(346)	—	—	—	—	(346)
Interest expense, net	(17)	15	(2,258)	(177)	(98)	—	(7,915)	(10,450)
Other, net(3)	428	(688)	(88)	(85)	(43)	97	785	406
Income (loss) before income and mining taxes	4,715	36,760	12,270	11,483	25,899	(10,034)	(29,327)	51,766
Income and mining tax (expense) benefit	(1,852)	(11,099)	(613)	(488)	(2,522)	—	(1,839)	(18,413)
Net Income (loss)	$2,863	$25,661	$11,657	$10,995	$23,377	$(10,034)	$(31,166)	$33,353
Segment assets(4)	$1,717,053	$312,023	$1,229,683	$233,190	$124,776	$219,103	$62,948	$3,898,776
Capital expenditures	$5,338	$5,857	$14,853	$15,473	$7,364	$854	$263	$50,002
(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.
(5) Las Chispas was acquired through the SilverCrest Transaction. Financial results presented correspond to the period after the acquisition. See Note 3 - Acquisitions for further information.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$53,902	$12,681	$43,485	$41,701	$—	$—	$151,769
Silver sales	42,476	17,148	34	1,633	—	—	61,291
Metal sales	96,378	29,829	43,519	43,334	—	—	213,060
Costs and Expenses
Costs applicable to sales(1)	54,294	26,999	39,289	25,415	—	—	145,997
Amortization	12,602	6,633	5,596	1,393	852	221	27,297
Exploration	2,485	431	1,545	123	5,280	627	10,491
Other operating expenses(2)	2,254	5,750	7,626	1,101	2,705	13,196	32,632
Costs and expenses	71,635	39,813	54,056	28,032	8,837	14,044	216,417
Income (loss) from operations	24,743	(9,984)	(10,537)	15,302	(8,837)	(14,044)	(3,357)
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	438	438
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	(26)	(1,340)	(471)	(152)	(6)	(10,952)	(12,947)
Other, net(3)	546	30	(81)	(42)	(58)	2,378	2,773
Income (loss) before income and mining taxes	25,263	(11,294)	(11,089)	15,108	(8,901)	(22,180)	(13,093)
Income and mining tax (expense) benefit	(11,683)	234	—	(1,136)	—	(3,439)	(16,024)
Net Income (loss)	$13,580	$(11,060)	$(11,089)	$13,972	$(8,901)	$(25,619)	$(29,117)
Segment assets(4)	$314,217	$1,110,479	$182,085	$102,351	$214,522	$57,607	$1,981,261
Capital expenditures	$6,761	$21,243	$13,258	$308	$509	$4	$42,083
(1) Excludes amortization.
(2) Other operating expenses includes General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Assets	March 31, 2025	December 31, 2024
Total assets for reportable segments	$3,898,776	$2,161,881
Cash and cash equivalents	77,574	55,087
Other assets	90,543	84,779
Total consolidated assets	$4,066,893	$2,301,747
Geographic Information

Long-Lived Assets	March 31, 2025	December 31, 2024
United States	$1,310,753	$1,312,976
Mexico	1,818,914	267,144
Canada	236,900	237,263
Other	233	233
Total	$3,366,800	$1,817,616

Revenue	Three months ended March 31,
	2025	2024
United States	$206,237	$116,682
Mexico	153,825	96,378
Total	$360,062	$213,060

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	March 31, 2025	December 31, 2024
Current receivables:
Trade receivables	$9,459	$7,818
VAT receivable	28,174	12,684
Income tax receivable	8,489	8,509
Other (1)	8,786	919
	$54,908	$29,930
Non-current receivables:
Other tax receivable (1)	$—	$5,554
Deferred cash consideration (2)	834	834
Contingent consideration (3)	13,195	13,195
	$14,029	$19,583
Total receivables	$68,937	$49,513
(1) Consists of exploration credit refunds at Silvertip.
(2) Represents the fair value of the contingent consideration related to the sale of La Preciosa Deferred Consideration, which included the right to an additional payment of $1.0 million on the first anniversary of initial production from any portion of the La Preciosa project. The fair value of the contingent consideration was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis.
(3) Represents the fair value of the contingent consideration associated with the sale of Sterling/Crown exploration properties, which included the right to an additional payment of $50.0 million should the buyer, its affiliates or its successors, report gold resources in the Sterling/Crown exploration properties. The fair value of the contingent consideration was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis.

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	March 31, 2025	December 31, 2024
Inventory:
Concentrate	$4,136	$2,663
Stockpile ore (1)	116,892	6,773
Precious metals	34,372	16,034
Supplies	62,910	53,147
	$218,310	$78,617
Ore on Leach Pads:
Current	$123,028	$92,724
Non-current	93,199	106,670
	$216,227	$199,394

Long-term Stockpile (included in Other)	$41,720	$41,718

Total Inventory and Ore on Leach Pads	$476,257	$319,729

(1) Includes $113.3 million, $2.2 million, $0.8 million, and $0.5 million at Las Chispas, Kensington, Palmarejo, and Wharf at March 31, 2025, respectively. Includes $3.1 million, $0.5 million, and $3.2 million at Kensington, Palmarejo, and Wharf at December 31, 2024, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	March 31, 2025	December 31, 2024
Mine development	$1,554,357	$1,502,457
Mineral interests	1,683,564	833,564
Land	9,961	9,000
Facilities and equipment(1)	1,685,851	1,517,170
Construction in progress	117,691	145,732
Total	$5,051,424	$4,007,923
Accumulated depreciation, depletion and amortization(2)	(2,251,669)	(2,190,307)
Property, plant and equipment and mining properties, net	$2,799,755	$1,817,616
(1) Includes $164.7 million and $170.1 million associated with facilities and equipment assets under finance leases at March 31, 2025 and December 31, 2024, respectively.
(2) Includes $67.4 million and $63.3 million of accumulated amortization related to assets under finance leases at March 31, 2025 and December 31, 2024, respectively.

NOTE 8 – DEBT

	March 31, 2025		December 31, 2024
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$290,241	$—	$290,058
Revolving Credit Facility(2)	—	110,000	—	195,000
Finance lease obligations	31,748	66,280	31,380	73,620
	$31,748	$466,521	$31,380	$558,678
(1) Net of unamortized debt issuance costs of $2.9 million and $3.1 million at March 31, 2025 and December 31, 2024, respectively.
(2) Unamortized debt issuance costs of $3.0 million and $3.4 million at March 31, 2025 and December 31, 2024, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 8 -- Debt contained in the 2024 10-K.
Revolving Credit Facility
At March 31, 2025, the Company had $110.0 million drawn at a weighted-average interest rate of 6.7%, $29.1 million in outstanding letters of credit and $260.9 million available under the revolving credit facility (“RCF”). Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2025, the Company entered into a new lease financing arrangement for mining equipment at Rochester for $0.8 million at an interest rate of 7.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 7 -- Leases in the 2024 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended March 31,
In thousands	2025	2024
2029 Senior Notes	$3,756	$3,820
Revolving Credit Facility	4,206	6,454
Finance lease obligations	1,658	1,259
Amortization of debt issuance costs	581	619
Other obligations	645	797
Capitalized interest	(396)	(2)
Total interest expense, net of capitalized interest	$10,450	$12,947

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. The asset retirement obligation increased in 2025 due to increased reclamation and mine closure costs associated with Las Chispas.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Asset retirement obligation - Beginning	$260,492	$214,013
Accretion	4,732	4,076
Additions and changes to estimates	8,644	—
Settlements	(1,356)	(1,100)
Asset retirement obligation - Ending	$272,512	$216,989

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2025 and 2024 by significant jurisdiction:

	Three months ended March 31,
	2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$20,325	$(5,305)	$(30,553)	$(3,819)
Canada	(9,952)	(118)	(7,584)	(114)
Mexico	41,090	(12,990)	25,204	(12,091)
Other jurisdictions	303	—	(160)	—
	$51,766	$(18,413)	$(13,093)	$(16,024)
    During the first quarter of 2025, the Company reported estimated income and mining tax expense of approximately $18.4 million, resulting in an effective tax rate of 35.6%. This compares to income tax expense of $16.0 million for an effective tax rate of (122.4)% during the first quarter of 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) the impact of uncertain tax positions; (v) percentage depletion; and (vi) foreign exchange rates. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not able to realize all or a portion of the related benefits for which a

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Item 1A - Risk Factors” in the 2024 10-K.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2021 for the U.S. federal jurisdiction, for 2016 and from 2020 for the Mexico federal jurisdiction, and from 2018 for certain other foreign jurisdictions. Our 2016 federal tax return is currently under audit in Mexico. As a result of the statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $1.0 and $1.5 million in the next twelve months.
At March 31, 2025 and December 31, 2024, the Company had $15.4 million and $0.0 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2025 and December 31, 2024, the amount of accrued income-tax-related interest and penalties was $3.3 million and $0.0 million, respectively.
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
As a result of 2025 business expansions, including the first quarter of 2025 closing of acquisition of SilverCrest Metals Inc., the Company expects to fall within the scope of the Pillar Two rules from January 1, 2025. The Company will continue to monitor developments and evaluate the potential impact on 2025 and future periods. At this time, based on the Company’s current analysis of the Pillar Two provisions and because the Company primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its Consolidated Financial Statements.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three months ended March 31, 2025 was $3.3 million, compared to $4.2 million in the three months ended March 31, 2024. At March 31, 2025, there was $7.5 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.
    The following table summarizes the grants awarded during the three months ended March 31, 2025:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options(1)	Grant date fair value of stock options(1)	Performance shares	Grant date fair value of performance shares
February 14, 2025	—	$—	3,488,137	$6.61	—	$—
March 12, 2025	80,954	$5.71	—	$—	32,520	$5.71
(1) Includes 3.3 million shares of Coeur Options granted as replacement awards for SilverCrest Options that are fully vested and are exercisable at the Transaction date. See Note 3 - Acquisitions for additional detail on the Transaction.

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2025	2024
Acquired bullion and metal inventory monetization	(346)	—
Fair value adjustments, net	$(346)	$—
Coeur Rochester, Inc., a subsidiary of the Company, had a loan payable of $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the Transaction. The acquired bullion and metal inventory was sold during Q1 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net.

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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$448	$—	$448	$—
Liabilities:
Provisional metal sales contracts	$89	$—	$89	$—

	Fair Value at December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$222	$—	$222	$—
Liabilities:
Provisional metal sales contracts	$70	$—	$70	$—
The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2025.
The fair value of financial assets and liabilities carried at book value in the financial statements at March 31, 2025 and December 31, 2024 is presented in the following table:

	March 31, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,241	$276,641	$—	$276,641	$—
Revolving Credit Facility(2)	$110,000	$110,000	$—	$110,000	$—
Deferred Cash Due 2025	$9,821	$9,834	$—	$9,834	$—
Deferred Cash Due 2026	$4,584	$4,604	$—	$4,604	$—
(1) Net of unamortized debt issuance costs of $2.9 million.
(2) Unamortized debt issuance costs of $3.0 million included in Other Non-Current Assets.

	December 31, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,058	$278,014	$—	$278,014	$—
Revolving Credit Facility(2)	$195,000	$195,000	$—	$195,000	$—
Deferred Cash Due 2025	$9,644	$9,673	$—	$9,673	$—
Deferred Cash Due 2026	$4,505	$4,533	$—	$4,533	$—
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
In July 2024, the Company completed the purchase of mining concessions adjacent to the Palmarejo complex from Fresnillo. Total consideration includes a cash payment of $10 million paid at closing, the Deferred Cash Due 2025 of $10 million, and the Deferred Cash Due 2026 of $5 million. The fair value of the Deferred Cash Due 2025 and Deferred Cash Due 2026 was estimated using the pricing model with inputs derived from observable data, including yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, in the past the Company has entered into forward contracts. The contracts were net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it resulted in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. At March 31, 2025 and December 31, 2024, the Company had no outstanding derivative cash flow hedge instruments.
The effective portions of cash flow hedges were recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the hedged item was recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue were recognized as a component of Revenue in the same period as the related sale is recognized.
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the years ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$—	$(6,992)
Silver forwards	—	(633)
Gold zero cost collars	—	—
	$—	$(7,625)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$—	$979
Silver forwards	—	(832)
Gold zero cost collars	—	—
	$—	$147
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at March 31, 2025.
At March 31, 2025, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2025	2026 and Thereafter
Provisional gold sales contracts	$33,817	$—
Average gold price per ounce	$2,966	$—
Notional ounces	11,400	—
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$448	$89

	December 31, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$222	$70
The following represent mark-to-market gains (losses) on derivative instruments in the three months ended March 31, 2025 and 2024, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2025	2024
Revenue	Provisional metal sales contracts	$207	$490
		$207	$490
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended March 31,
In thousands	2025	2024
Silvertip ongoing carrying costs	$2,626	$2,362
Loss on sale of assets	186	3,536
Asset retirement accretion	4,732	4,076
Kensington royalty settlement(1)	(95)	6,750
Transaction costs	8,887	—
Other	617	1,504
Pre-development, reclamation and other	$16,953	$18,228
(1) See Note 17 -- Commitments and Contingencies for additional details on the Kensington royalty settlement.

Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2025	2024
Foreign exchange gain (loss)	$(758)	$(365)
Flow-through shares	630	2,490
Other	534	648
Other, net	$406	$2,773

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
For the three months ended March 31, 2025 and 2024, there were 29,130 and 43,422 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three months ended March 31,
In thousands except per share amounts	2025	2024
Net income (loss) available to common stockholders	$33,353	$(29,117)

Weighted average shares:
Basic	514,501	384,968
Effect of stock-based compensation plans	6,702	—
Diluted	521,203	384,968

Income (loss) per share:
Basic	$0.06	$(0.08)

Diluted	$0.06	$(0.08)

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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current assets	$20,798	$13,782	$192,832	$164,627
Non-current assets(1)	$561,748	$516,209	$1,465,049	$1,483,632
Non-guarantor intercompany assets	$2,777	$3,144	$—	$—

Current liabilities	$10,735	$31,841	$147,125	$202,329
Non-current liabilities	$413,892	$496,976	$252,491	$260,210
Non-guarantor intercompany liabilities	$2,364	$2,642	$1,565	$1,570
(1) Coeur Mining, Inc.’s non-current assets includes its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2025

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$206,237
Gross profit (loss)	$(177)	$64,657
Net income (loss)	$33,353	$46,024

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of March 31, 2025, $26.0 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2019, Mexico still has not returned the payments. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Palmarejo Gold Stream
Coeur Mexicana currently sells 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015 and 2024) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce (“Franco-Nevada Gold Stream Agreement”). The Franco-Nevada Gold Stream Agreement supersedes an earlier arrangement made in January 2009 in which Franco-Nevada purchased a royalty covering 50% of the gold produced by Coeur Mexicana from its Palmarejo silver and gold mine in Mexico in exchange for total consideration of $78.0 million, consisting of $75.0 million in cash plus a warrant to acquire Franco-Nevada Common Shares that was then-valued at $3.0 million (the “Prior Gold Stream Agreement”). The Prior Gold Stream Agreement was terminated in 2014 and its minimum ounce delivery requirement satisfied in 2016, after which sales under the Franco-Nevada Gold Stream Agreement commenced. Under the Franco-Nevada Gold Stream Agreement, Coeur Mexicana received a $22.0 million deposit toward future deliveries. In accordance with generally accepted accounting principles, although Coeur Mexicana has satisfied its contractual obligation to repay the deposit to Franco-Nevada, the deposit is accounted for as deferred revenue and is recognized as revenue on a units-of-production basis as ounces are sold to Franco-Nevada. Because there is no minimum obligation associated with the deposit, it is not considered a financing, and each shipment is considered to be a separate performance obligation. The Franco-Nevada Gold Stream Agreement represents a contract liability under ASC 606, which requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended March 31,
In thousands	2025	2024
Opening Balance	$6,382	$6,943
Revenue Recognized	(152)	(159)
Closing Balance	$6,230	$6,784
Metal Sales Prepayments
In December 2024, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively, all of which were recognized as revenue in the first quarter of 2025. At March 31, 2025, there was no remaining contract liability.
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. The metal sales prepayments represented a contract liability under ASC 606, which required the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability was included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended March 31,
In thousands	2025	2024
Opening Balance	$42,164	$55,082
Additions	—	55,030
Revenue Recognized	(42,164)	(55,000)
Closing Balance	$—	$55,112
Kensington Royalty Matter
On March 28, 2024, the Company and its subsidiary Coeur Alaska, Inc. (“Coeur Alaska”) entered into a settlement agreement to resolve litigation with Maverix Metals Inc. and Maverix Metals (Nevada) Inc. (collectively, “Maverix”) regarding the terms of a royalty impacting a portion of the Kensington mine property (the “Maverix Litigation”). While Coeur Alaska continued to believe its claims and counterclaims in the matter were valid, it determined that the settlement was appropriate given the inherent uncertainty presented in litigation matters. Coeur Alaska and Maverix agreed to amend the terms of the royalty to decrease the effective rate of the royalty and to eliminate the concept of cost recoupment provided for in the original royalty. The amended royalty now provides that Coeur Alaska pays a net returns royalty on up to two million troy ounces of gold produced at a rate of: (i) 1.25% for production occurring from January 1, 2024 through December 31, 2026 and (ii) 1.5%

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
for production occurring on or after January 1, 2027. The Company also agreed to issue shares of its common stock to an affiliate of Maverix (“Settlement Shares”), consisting of 737,210 shares that were issued in April 2024 and 595,267 shares that were issued in March 2025. The issuances of the Settlement Shares were made pursuant to the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of March 31, 2025 and December 31, 2024, the Company had surety bonds totaling $363.5 million and $363.7 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2025	December 31, 2024
Accrued salaries and wages	$24,939	$31,151
Flow-through share premium received	223	853
Deferred revenue (1)	737	42,863
Income and mining taxes	23,529	36,490
Kensington royalty settlement (1)	—	3,750
Deferred Cash Due 2025	9,821	9,644
Accrued operating costs	6,090	6,577
Unrealized losses on derivatives	89	70
Taxes other than income and mining	6,066	5,491
Accrued interest payable	3,775	8,122
Operating lease liabilities	11,969	11,598
Accrued liabilities and other	$87,238	$156,609
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2025 and 2024:

In thousands	March 31, 2025	March 31, 2024
Cash and cash equivalents	$77,574	$67,489
Restricted cash equivalents(1)	1,794	1,751
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$79,368	$69,240
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
First Quarter Highlights
For the quarter, Coeur reported revenue of $360.1 million and cash provided by operating activities of $67.6 million. We reported GAAP net income of $33.4 million, or $0.06 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $148.9 million and net income of $59.9 million, or $0.11 per diluted share.
•Solid quarterly production and cost performance in-line with 2025 guidance – Contributions from Coeur’s portfolio of five North American operations led to a strong start to the year and position the Company to deliver guided 2025 production of 380,000 - 440,000 ounces of gold and 16.7 - 20.3 million ounces of silver. Quarterly silver production of 3.7 million ounces was 17% higher quarter-over-quarter and 44% higher year-over-year, driven by the newly expanded Rochester operation and a partial quarter of contribution from the newly acquired Las Chispas mine. Quarterly gold production of 86,766 ounces was flat quarter-over-quarter and 7% higher year-over-year
•Strong free cash flow and adjusted EBITDA – Strong silver production growth combined with higher average realized prices helped generate positive quarterly free cash flow of $18 million, which included several one-time and quarter-specific outlays totaling approximately $130 million. Quarterly adjusted EBITDA totaled $149 million, which was 28% higher quarter-over-quarter and more than triple the first quarter of 2024. Adjusted EBITDA over the last twelve months totaled $444 million
•Significant debt reduction and strengthening liquidity – The Company’s quarter-end cash balance increased to $78 million and the revolving credit facility (“RCF”) balance was reduced by 44%, or $85 million, to $110 million. $42 million of metals sales prepayments were also closed out during the quarter. Coeur’s net leverage ratio was 0.9x at quarter-end
•Las Chispas integration proceeding smoothly – During the six weeks of the first quarter after the SilverCrest transaction was completed, Las Chispas contributed production of 714,239 ounces of silver and 7,175 ounces of gold. Additionally, the Company monetized the acquired gold and silver bullion portfolio and finished goods for proceeds of approximately $72 million during the quarter. New high-grade discoveries were made in the first quarter in the Las Chispas block and in the area between the Babicanora and Las Chispas blocks
•Rochester continues to advance toward steady-state and remains on-track to achieve 2025 guidance ranges – The Rochester silver-gold operation in Nevada produced 1.3 million ounces of silver and 13,353 ounces of gold during the quarter, which were in-line with expectations and down slightly from the prior quarter. Full-year 2025 production is expected to be 7.0 - 8.3 million ounces of silver and 60,000 - 75,000 ounces of gold

Selected Financial and Operating Results

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Financial Results: (in thousands, except per share amounts)
Gold sales	$235,327	$205,235	$151,769
Silver sales	$124,735	$100,209	$61,291
Consolidated revenue	$360,062	$305,444	$213,060
Net income (loss)	$33,353	$37,852	$(29,117)
Net income (loss) per share, diluted	$0.06	$0.08	$(0.08)
Adjusted net income (loss)(1)	$59,886	$45,386	$(19,021)
Adjusted net income (loss) per share, diluted(1)	$0.11	$0.11	$(0.05)
EBITDA(1)	$105,309	$104,692	$27,151
Adjusted EBITDA(1)	$148,916	$116,365	$44,339
Total debt(2)	$498,269	$590,058	$585,552
Operating Results:
Gold ounces produced	86,766	87,149	80,744
Silver ounces produced	3,729,218	3,146,243	2,584,760
Gold ounces sold	89,316	85,555	81,416
Silver ounces sold	3,892,153	3,221,158	2,600,435
Average realized price per gold ounce	$2,635	$2,399	$1,864
Average realized price per silver ounce	$32.05	$31.11	$23.57
(1)See “Non-GAAP Financial Performance Measures”.
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024
Revenue
We sold 89,316 gold ounces and 3.9 million silver ounces, compared to 85,555 gold ounces and 3.2 million silver ounces. Revenue increased by $54.6 million, or 18%, as a result of a 4% and 21% increase in gold and silver ounces sold, respectively, and a 10% and 3% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was due to the post-acquisition sales at Las Chispas, and higher mill throughput and recovery rates at Palmarejo, partially offset by lower grades at Kensington and Wharf, and fewer gold ounces recovered at Rochester due to higher placement levels of direct to pad (“DTP”) material in the prior quarter. The increase in silver ounces sold was the result of the post-acquisition sales at Las Chispas, and higher mill throughput and grades at Palmarejo, partially offset by fewer silver ounces recovered at Rochester due to higher placement levels of DTP material in the prior quarter. Gold and silver represented 65% and 35% of first quarter 2025 sales revenue, respectively, compared to 67% and 33% of fourth quarter 2024 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2025	December 31, 2024
Gold sales	$235,327	$205,235	$30,092	15%
Silver sales	124,735	100,209	24,526	24%
Metal sales	$360,062	$305,444	$54,618	18%

Costs Applicable to Sales
Costs applicable to sales increased $45.5 million, or 29%, primarily due to the post-acquisition gold and silver ounces sold at Las Chispas, which includes the impact of the preliminary purchase price allocation (“PPA”) ascribed to Inventory of $27.0 million, and higher unit costs at Kensington and Wharf due to lower grades, partially offset by lower operating costs at Palmarejo and fewer silver ounces sold at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $6.6 million, or 18%, as a result of the post-acquisition gold and silver ounces sold at Las Chispas, partially offset by fewer gold and silver ounces sold at Rochester, Kensington and Wharf.
Expenses
General and administrative expenses increased $2.8 million, or 25%, primarily due to higher employee incentive and stock-based compensation.
Exploration expense increased $3.0 million, or 18%, mostly due to increased drilling at Kensington and post-acquisition exploration at Las Chispas.
Pre-development, reclamation, and other expenses increased $1.1 million, or 7%, due to transaction costs related to the acquisition of SilverCrest and higher asset retirement accretion following the 2024 year-end changes to estimates.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2025	December 31, 2024
Silvertip ongoing carrying costs	$2,626	$2,415	$211	9%
Loss (gain) on sale of assets	186	(102)	288	(282)%
Asset retirement accretion	4,732	4,315	417	10%
Kensington royalty litigation settlement	(95)	—	(95)	(100)%
Transaction costs	8,887	7,541	1,346	100%
Other	617	1,703	(1,086)	(64)%
Pre-development, reclamation and other expense	$16,953	$15,872	$1,081	7%
Other Income and Expenses
Interest expense (net of capitalized interest of $0.4 million) decreased to $10.5 million from $11.9 million due to lower interest paid under the RCF attributable to lower average debt levels, partially offset by higher interest paid under finance lease obligations.
Other, net decreased to a gain of $0.4 million compared to $1.7 million as a result of lower gains on foreign exchange rates.
Income and Mining Taxes
Income and mining tax expense of approximately $18.4 million resulted in an effective tax rate of 35.6% for three months ended March 31, 2025. This compares to income tax expense of $18.4 million for an effective tax rate of 32.7% for three months ended December 31, 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) enactment of 1% increase in Mexico Special Mining Duty; (v) foreign exchange rates; (vi) percentage depletion; and (vii) the impact of uncertain tax positions. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,		Three Months Ended December 31,
	2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$20,325	$(5,305)	$42,696	$(6,458)
Canada	(9,952)	(118)	(15,982)	(757)
Mexico	41,090	(12,990)	31,376	(11,205)
Other jurisdictions	303	—	(1,818)	—
	$51,766	$(18,413)	$56,272	$(18,420)
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
Net Income
Net income was $33.4 million, or $0.06 per diluted share, compared to $37.9 million, or $0.08 per diluted share. The decrease in net income was driven by post-acquisition cost applicable to sales at Las Chispas, higher general and administrative and exploration costs, and higher income and mining tax expense. This was partially offset by a 10% and 3% increase in average realized gold and silver prices, respectively, and a 4% and 21% increase in gold and silver ounces sold, respectively, which includes post-acquisition gold and silver ounces sold at Las Chispas, and lower interest expense. Adjusted net income was $59.9 million, or $0.11 per diluted share, compared to $45.4 million, or $0.11 per diluted share (see “Non-GAAP Financial Performance Measures”).
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Revenue
We sold 89,316 gold ounces and 3.9 million silver ounces, compared to 81,416 gold ounces and 2.6 million silver ounces. Revenue increased by $147.0 million, or 69%, as a result of a 10% and 50% increase in gold and silver ounces sold, respectively, and a 41% and 36% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was primarily due to the post-acquisition sales at Las Chispas, and from higher production at Rochester, partially offset by lower mill throughput and grades at Palmarejo. The increase in silver ounces sold resulted from the post-acquisition sales at Las Chispas and from higher production at Rochester, partially offset by lower mill throughput at Palmarejo. Gold and silver represented 65% and 35% of first quarter 2025 sales revenue, respectively, compared to 71% and 29% of first quarter 2024 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Gold sales	$235,327	$151,769	$83,558	55%
Silver sales	124,735	61,291	63,444	104%
Metal sales	$360,062	$213,060	$147,002	69%
Costs Applicable to Sales
Costs applicable to sales increased $58.3 million, or 40%, primarily due to the post-acquisition gold and silver ounces sold at Las Chispas, which includes the PPA ascribed to Inventory of $27.0 million and an increase in gold and silver ounces sold at Rochester, partially offset lower gold and silver ounces sold at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.

Amortization
Amortization increased $15.8 million, or 58%, as a result of the post-acquisition gold and silver ounces sold at Las Chispas, higher gold and silver ounces sold at Rochester and Kensington and the impact of the commissioning of the newly expanded crushing circuit in March 2024 at Rochester.
Expenses
General and administrative expenses decreased $0.5 million, or 3%, primarily due to lower stock-based compensation and outside service costs.
Exploration expense increased $9.2 million, or 88%, driven by planned higher drilling activity at Kensington, higher greenfield exploration near mining operations and post-acquisition exploration at Las Chispas.
Pre-development, reclamation, and other expenses decreased $1.3 million, or 7%, stemming from the sale of assets in 2024 and the loss related to the Kensington royalty settlement, partially offset by transaction costs related to the acquisition of SilverCrest and higher asset retirement accretion following the 2024 year-end changes to estimates.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Silvertip ongoing carrying costs	$2,626	$2,362	$264	11%
(Gain) Loss on sale of assets	186	3,536	(3,350)	(95)%
Asset retirement accretion	4,732	4,076	656	16%
Kensington royalty settlement	(95)	6,750	(6,845)	100%
Transaction costs	8,887	—	8,887	100%
Other	617	1,504	(887)	(59)%
Pre-development, reclamation and other expense	$16,953	$18,228	$(1,275)	(7)%
Other Income and Expenses
Interest expense (net of capitalized interest of $0.4 million) decreased to $10.5 million from $12.9 million due to lower interest paid under the RCF attributable to lower average debt levels, partially offset by higher interest paid under finance lease obligations.
Other, net decreased to a gain of $0.4 million compared to $2.8 million as a result of higher FT Premium Liability income following the renouncement of Silvertip exploration expenditures recognized in 2024.

Income and Mining Taxes
Income and mining tax expense of approximately $18.4 million resulted in an effective tax rate of 35.6% for first quarter of 2025. This compares to income tax expense of $16.0 million for an effective tax rate of (122.4)% for first quarter of 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) mining taxes; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) the impact of uncertain tax positions; (v) percentage depletion; and (vi) foreign exchange rates. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,
	2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$20,325	$(5,305)	$(30,553)	$(3,819)
Canada	(9,952)	(118)	(7,584)	(114)
Mexico	41,090	(12,990)	25,204	(12,091)
Other jurisdictions	303	—	(160)	—
	$51,766	$(18,413)	$(13,093)	$(16,024)
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
Net Income (Loss)
Net income was $33.4 million, or $0.06 per diluted share, compared to net loss $29.1 million, or $0.08 per diluted share. The increase in net income was driven by a 10% and 50% increase in gold and silver ounces sold, respectively, which includes post-acquisition gold and silver ounces sold at Las Chispas, a 41% and 36% increase in average realized gold and silver prices, respectively, and lower interest expense. This was partially offset by post-acquisition cost applicable to sales at Las Chispas, higher exploration and Transaction costs, and higher income and mining tax expense. Adjusted net income was $59.9 million, or $0.11 per diluted share, compared to a loss of $19.0 million, or $0.05 per diluted share (see “Non-GAAP Financial Performance Measures”).

2025 Guidance
The Company has reaffirmed its 2025 guidance ranges as shown below.
Gold and silver production is expected to increase 20% and 62%, respectively, compared to 2024 based on the midpoint of guidance ranges. The increase is primarily driven by the completion and ramp-up of Rochester last year and the addition of Las Chispas in mid-February.
Overall cost guidance has increased slightly at Palmarejo, Kensington and Wharf, compared to 2024.
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

2025 Adjusted Costs Applicable to Sales Guidance

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

Results of Operations
Las Chispas

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Tons milled	59,368	—	—
Average gold grade (oz/t)	0.130	—	—
Average silver grade (oz/t)	12.71	—	—
Average recovery rate – Au	94.8%	—%	—%
Average recovery rate – Ag	94.6%	—%	—%
Gold ounces produced	7,175	—	—
Silver ounces produced	714,239	—	—
Gold ounces sold	9,607	—	—
Silver ounces sold	923,723	—	—
CAS per gold ounce(1)	$2,140	—	—
CAS per silver ounce(1)	$24.11	—	—
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2025
Las Chispas results represent post-acquisition activity subsequent to the acquisition of SilverCrest on February 14, 2025. Daily average throughput of approximately 1,320 tons per day at average gold and silver grades of 0.130 ounces per ton and 12.71 ounces per ton, respectively, were slightly better than plan and lead to production of 7,175 and 714,239 gold and silver ounces, respectively. Metal sales were $58.0 million, or 16% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce sold were $2,140 and $24.11, respectively, which includes the impact of $1,351 and $15.22 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $27.0 million. Amortization totaled $8.9 million. Capital expenditures were $5.3 million.
Palmarejo

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Tons milled	440,920	419,008	500,747
Average gold grade (oz/t)	0.050	0.060	0.070
Average silver grade (oz/t)	4.36	4.17	4.34
Average recovery rate – Au	95.2%	91.2%	95.2%
Average recovery rate – Ag	87.4%	88.3%	83.7%
Gold ounces produced	23,032	22,490	33,160
Silver ounces produced	1,680,316	1,541,955	1,818,297
Gold ounces sold	22,713	22,353	33,462
Silver ounces sold	1,636,386	1,596,876	1,796,468
CAS per gold ounce(1)	$885	$895	$909
CAS per silver ounce(1)	$14.42	$15.95	$13.30
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024
Gold and silver production increased 2% and 9%, respectively, as a result of a 5% increase in mill throughput and higher silver grade, partially offset by lower average gold grade and silver recoveries. Metal sales were $95.8 million, or 27% of Coeur’s metal sales, compared with $89.1 million, or 29% of Coeur’s metal sales. Revenue increased by $6.7 million, or 8%, of which $4.8 million was due to higher average realized gold and silver prices and $1.9 million was the result of higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 1% and 10%, respectively, due to higher production, and lower consumable, maintenance and outside costs. Amortization decreased by $0.4 million to $9.2 million as a result of a lower depletion rate. Capital expenditures decreased to $5.9 million from $9.9 million due to lower underground development expenditures and lower mining equipment purchases.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Gold and silver production decreased 31% and 8%, respectively, as a result of a 29% decrease in gold grade, and a 12% decrease in mill throughput. Metal sales were $95.8 million, or 27% of Coeur’s metal sales, compared with $96.4 million, or 45% of Coeur’s metal sales. Revenue decreased by $0.6 million, or 1%, of which $25.8 million was due to lower volume of gold and silver production, partially offset by an increase of $25.2 million due to higher gold and silver prices. Costs applicable to sales per gold and silver ounces decreased 3% and increased 8%, respectively, due to lower production and the mix of gold and silver sales which impacted co-product cost allocation. Amortization decreased by $3.4 million to $9.2 million due to lower gold and silver ounces sold. Capital expenditures decreased to $5.9 million from $6.8 million due to lower underground development expenditures and lower mining equipment purchases.
Rochester

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Tons placed(1)	6,987,324	8,226,820	3,135,571
Average gold grade (oz/t)	0.003	0.003	0.002
Average silver grade (oz/t)	0.59	0.44	0.52
Gold ounces produced	13,353	15,752	5,755
Silver ounces produced	1,283,722	1,550,444	699,190
Gold ounces sold	14,713	14,824	6,185
Silver ounces sold	1,282,010	1,570,448	735,254
CAS per gold ounce(2)	$1,682	$1,530	$1,877
CAS per silver ounce(2)	$18.55	$18.38	$20.93
(1) Includes 5.5 million, 5.1 million and 1.9 million of crushed ore tons placed on the new leach pad in the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024
Gold and silver production decreased 15% and 17%, respectively, driven by higher placement rates of DTP material in the prior quarter, which impacted the timing and recovery rates for both silver and gold during the quarter. Ore tons placed during the quarter totaled 7.0 million tons, consisting of approximately 5.5 million tons through the crushing circuit, up from 5.1 million tons in the prior quarter. Additionally, the Company placed approximately 1.5 million tons of DTP material, down from 3.1 million tons of DTP material placed in the prior quarter. The Company began the partial removal of approximately eight million tons from the legacy leach pads to facilitate exploration drilling and future planned mining activities. Metal sales were $82.6 million, or 23% of Coeur’s metal sales, compared with $87.2 million, or 29% of Coeur’s metal sales. Revenue decreased by $4.6 million, or 5%, of which $9.5 million was due to lower volume of gold and silver production, partially offset by $4.9 million attributable to a higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce increased 10% and 1%, respectively, as a result of fewer ounces sold and higher labor, maintenance, and royalty costs. Amortization decreased by $1.0 million to $14.9 million due to fewer gold and silver ounces sold. Capital expenditures remained comparable at $14.9 million.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Gold and silver production increased 132% and 84%, respectively, as a result of the completion of the POA 11 expansion project in March 2024 and subsequent ramp-up in production rates since then. Metal sales were $82.6 million, or 23% of Coeur’s metal sales, compared with $29.8 million, or 14% of Coeur’s metal sales. Revenue increased by $52.8 million, or 177%, of which $41.6 million was due to a higher volume of gold and silver production, and $11.2 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 10% and 11%, respectively, as a result of higher production, and LCM adjustments of $3.1 million in 2024. Amortization increased to $14.9 million due to higher gold and silver ounces sold and the commissioning of the newly expanded crushing circuit in March 2024. Capital expenditures decreased to $14.9 million from $21.2 million due to Rochester expansion project spending in 2024.

Kensington

	Three Months Ended
	March 31, 2025	December 31, 2023	March 31, 2024
Tons milled	185,344	183,639	167,439
Average gold grade (oz/t)	0.13	0.16	0.14
Average recovery rate	93.3%	91.8%	90.8%
Gold ounces produced	22,715	26,931	21,434
Gold ounces sold	22,205	25,839	21,183
CAS per gold ounce(1)	$1,897	$1,536	$1,853
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024
Gold production decreased 16% as a result of a 19% decrease in grade due to stope sequencing, partially offset by higher average recovery rates and increased tons milled. Metal sales were $65.2 million, or 18% of Coeur’s metal sales, compared to $68.4 million, or 22% of Coeur’s metal sales. Revenue decreased by $3.2 million, or 5%, of which $10.7 million was due to lower volume of gold production, partially offset by an increase of $7.5 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 24% due to lower production levels and higher expensed development costs. Amortization decreased to $7.5 million primarily due to a decrease in gold ounces sold. Capital expenditures decreased to $15.5 million as a result of lower underground development and mining equipment purchases.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Gold production increased 6% as a result of 11% higher mill throughput, partially offset by a 7% decrease in gold grade. Metal sales were $65.2 million, or 18% of Coeur’s metal sales, compared to $43.5 million, or 20% of Coeur’s metal sales. Revenue increased by $21.7 million, or 50%, of which $18.8 million was due to higher average realized gold prices, and $2.9 million was due to higher volume of gold production. Costs applicable to sales per gold ounce increased 2% due to higher labor and outside service costs, partially offset by higher production. Amortization increased to $7.5 million primarily due to an increase in gold ounces sold. Capital expenditures increased to $15.5 million from $13.3 million due to construction of the expanded tailings impoundment.
Wharf

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Tons placed	1,033,699	1,164,894	1,251,955
Average gold grade (oz/t)	0.020	0.023	0.021
Gold ounces produced	20,491	21,976	20,395
Silver ounces produced	50,941	53,844	67,273
Gold ounces sold	20,078	22,539	20,586
Silver ounces sold	50,034	53,834	68,713
CAS per gold ounce(1)	$1,267	$904	$1,155
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024
Gold production decreased 7% driven by fewer tons placed, lower grade material placed on the pads, and timing of recoveries. Metal sales were $58.4 million, or 16% of Coeur’s metal sales, compared to $60.7 million, or 20% of Coeur’s metal sales. Revenue decreased by $2.4 million, or 4%, of which $7.1 million attributable to lower gold production, partially offset by $4.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 40% due to fewer tons and lower grade material placed on the pads. Amortization remained comparable at $1.5 million. Capital expenditures increased to $7.4 million from $2.9 million due to the construction of a water treatment plant and mining equipment purchases.

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Gold production remained comparable. Metal sales were $58.4 million, or 16% of Coeur’s metal sales, compared to $43.3 million, or 20% of Coeur’s metal sales. Revenue increased by $15.0 million, or 35%, of which $17.1 million was due to higher average realized gold prices, partially offset by fewer gold ounces sold. Costs applicable to sales per gold ounce increased 10% due to lower grade and fewer tons placed. Amortization remained comparable at $1.5 million. Capital expenditures increased to $7.4 million from $0.3 million as a result of the construction of a waste water treatment facility and mining equipment purchases.
Silvertip
Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024
Exploration expense totaled $6.1 million in 2025 as the Company continued to focus on expanding the mineral resources at Silvertip, which were supported by 188 meters of underground mine development in the quarter. Ongoing carrying costs at Silvertip totaled $2.6 million in 2025 compared to $2.4 million in 2024. Capital expenditures in 2025 totaled $0.9 million.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Ongoing carrying costs at Silvertip totaled $2.6 million in 2025 and $2.4 million in the prior year. Capital expenditures in 2025 totaled $0.9 million compared to $0.5 million in the prior year.

Liquidity and Capital Resources
At March 31, 2025, the Company had $79.4 million of cash, cash equivalents and restricted cash and $260.9 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $22.5 million in the three months ended March 31, 2025 due to the cash acquired in the SilverCrest Transaction of $103.4 million, sale of SilverCrest acquired bullion and metal inventory for $72.0 million, a 4% and 21% increase in gold and silver ounces sold, respectively, and a 10% and 3% increase in average realized gold and silver prices, respectively. This was partially offset by RCF net repayments of $85.0 million, SilverCrest acquisition transaction cost payments of $14.8 million, full repayment of outstanding prepayment at Rochester, Kensington and Wharf, and $50.0 million of capital expenditures.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities to fund near term capital requirements, including those described in this Report for our 2025 capital expenditure guidance. The acquisition of SilverCrest included acquiring a significant amount of cash and gold and silver bullion which was used along with our cash provided by operating activities to repay debt. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, repayment of the remaining RCF balance, and additional investment to determine the viability of the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is 0.9 times Adjusted EBITDA as of March 31, 2025.
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
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $67.6 million, compared to $63.8 million for the three months ended December 31, 2024 and net cash used in operating activities of $15.9 million for the three months ended March 31, 2024. Adjusted EBITDA for the three months ended March 31, 2025 was $148.9 million, compared to $116.4 million for the three months ended December 31, 2024 and $44.3 million for the three months ended March 31, 2024 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended
In thousands	March 31, 2025	December 31, 2024	March 31, 2024
Cash flow before changes in operating assets and liabilities	$53,716	$78,552	$(30,607)
Changes in operating assets and liabilities:
Receivables	3,945	16	(5,316)
Prepaid expenses and other	82,065	(408)	(639)
Inventories	(8,348)	(15,852)	(19,694)
Accounts payable and accrued liabilities	(63,743)	1,485	40,385
Cash provided by operating activities	$67,635	$63,793	$(15,871)
Net cash provided by operating activities increased $3.8 million for the three months ended March 31, 2025 compared to the three months ended December 31, 2024, primarily due to a 4% and 21% increase in gold and silver ounces sold, respectively, a 10% and 3% increase in average realized gold and silver prices, respectively, and the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, partially offset by the receipt of $30.0 million of prepayments in December 2024, increased general and administrative and exploration expenses, and income and mining taxes paid at Palmarejo and Las Chispas. Revenue for the three months ended March 31, 2025 compared to the three months ended December 31, 2024 increased by $54.6 million, of which $31.4 million was due to higher volume of gold and silver sales and $23.2 million was due to higher average gold and silver prices.
Net cash provided by operating activities increased $83.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a 10% and 50% increase in gold and silver ounces sold, respectively, a 41% and 36% increase in average realized gold and silver prices, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, timing of recoveries at Rochester and VAT collections at Palmarejo in 2024. This was partially offset by higher exploration expense, the receipt of $25.0 million of prepayments in March 2024 and timing of interest and income and mining tax payments. Revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by $147.0 million, of which $84.8 million was due to higher average realized gold and silver prices and $62.2 million was due to higher volume of gold and silver sales.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2025 was $53.3 million compared to net cash used in investing activities of $47.8 million in the three months ended December 31, 2024. Cash provided by investing activities increased due to the cash acquired in the SilverCrest Transaction of $103.4 million, partially offset by an increase in capital expenditures. The Company incurred capital expenditures of $50.0 million in the three months ended March 31, 2025 compared with $47.7 million in the three months ended December 31, 2024 primarily related to capitalized exploration at Rochester and Kensington and underground development and exploration at Palmarejo and Kensington in both periods.
Net cash provided by investing activities in the three months ended March 31, 2025 was $53.3 million compared to net cash used in investing activities of $42.1 million in the three months ended March 31, 2024. Cash provided by investing activities increased due to the cash acquired in the SilverCrest Transaction of $103.4 million and the expansion project and subsequent ramp-up activities at Rochester during 2024.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the three months ended March 31, 2025 was $98.2 million compared to $37.3 million in the three months ended December 31, 2024. During the three months ended March 31, 2025, the Company repaid $85.0 million, net, under the RCF compared to $30.0 million in the three months ended December 31, 2024. Additionally, the Company made cash payments of $5.7 million in connection with tax withholding on vested share-based compensation.
Net cash used in financing activities in the three months ended March 31, 2025 was $98.2 million compared to net cash provided by financing activities of $63.8 million in the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company repaid $85.0 million, net, under the RCF. During the three months ended March 31, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock pursuant to subscription agreements with certain Canadian accredited investors for a private placement offering issued as “flow-through shares”, as defined in subsection 66(15) of the Income Tax Act (Canada), and drew $50.0 million, net, from the RCF.

Critical Accounting Policies and Accounting Developments
See Note 2 -- Summary of Significant Accounting Policies contained in the 2024 10-K and Note 2 - Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and was accounted for prospectively. As of March 31, 2025, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 54,208 and 7.4 million, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Each operating mine is considered a distinct reporting unit for purposes of goodwill impairment testing.
The Company may elect to perform a qualitative assessment if it is more likely than not that the fair value exceeds the carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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

	Three Months Ended
In thousands except per share amounts	March 31, 2025	December 31, 2024	March 31, 2024
Net income (loss)	$33,353	$37,852	$(29,117)
Fair value adjustments, net	346	—	—
Foreign exchange loss (gain)	574	265	484
(Gain) loss on sale of assets and securities	186	(102)	3,536
RMC bankruptcy distribution	—	(95)	—
(Gain) loss on debt extinguishment	—	—	(438)
Transaction costs	8,887	7,541	—
Acquired inventory purchase price	27,040	—	—
Other adjustments	(270)	(217)	5,461
Tax effect of adjustments(1)	(10,230)	142	1,053
Adjusted net income (loss)	$59,886	$45,386	$(19,021)

Adjusted net income (loss) per share, Basic	$0.12	$0.12	$(0.05)
Adjusted net income (loss) per share, Diluted	$0.11	$0.11	$(0.05)
(1) For the three months ended March 31, 2025, tax effect of adjustments of $10.2 million (28.3%) are primarily related to the Transaction costs at Corporate and the impact of the PPA ascribed to Inventory at Las Chispas. For the three months ended December 31, 2024, tax effect of adjustments of $0.1 million (2%) is primarily related to nonrecurring expenses at Palmarejo. For the three months ended March 31, 2024, tax effect of adjustments of $1.1 million (12.3%) is primarily related to the Kensington royalty settlement and LCM adjustment recorded at Rochester.

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

	Three Months Ended
In thousands	March 31, 2025	December 31, 2024	March 31, 2024
Net income (loss)	$33,353	$37,852	$(29,117)
Interest expense, net of capitalized interest	10,450	11,887	12,947
Income tax provision (benefit)	18,413	18,420	16,024
Amortization	43,093	36,533	27,297
EBITDA	105,309	104,692	27,151
Fair value adjustments, net	346	—	—
Foreign exchange (gain) loss	758	(1,321)	365
Asset retirement obligation accretion	4,732	4,315	4,076
Inventory adjustments and write-downs	1,928	1,552	4,188
(Gain) loss on sale of assets and securities	186	(102)	3,536
RMC bankruptcy distribution	—	(95)	—
(Gain) loss on debt extinguishment	—	—	(438)
Transaction costs	8,887	7,541	—
Acquired inventory purchase price allocation	27,040	—	—
Other adjustments	(270)	(217)	5,461
Adjusted EBITDA	$148,916	$116,365	$44,339

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

Consolidated	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Cash flow from operations	$67,635	$63,793	$(15,871)
Capital expenditures	50,002	47,720	42,083
Free cash flow	$17,633	$16,073	$(57,954)

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

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Cash provided by (used in) operating activities	$67,635	$63,793	$(15,871)
Changes in operating assets and liabilities:
Receivables	(3,945)	(16)	5,316
Prepaid expenses and other	(82,065)	408	639
Inventories	8,348	15,852	19,694
Accounts payable and accrued liabilities	63,743	(1,485)	(40,385)
Operating cash flow before changes in working capital	$53,716	$78,552	$(30,607)

Net Debt and Leverage Ratio
Management defines Net Debt, a non-GAAP financial measure, as Total Debt less Cash and Cash Equivalents. We define Leverage Ratio, a non-GAAP financial measure, as the ratio of Net Debt to the Last Twelve Months Adjusted EBITDA. Management believes Net Debt and Leverage Ratio are important measures to monitor our financial flexibility and evaluate the strength of our Consolidated Balance Sheets. Net Debt and Leverage Ratio have limitations as analytical tools and may vary from similarly titled measures used by other companies. Net Debt and Leverage Ratio should not be considered in isolation or as a substitute for an analysis of our results prepared and presented in accordance with GAAP.
The following table presents a reconciliation of Total Debt, the most directly comparable financial measure calculated in accordance with GAAP, to Net Debt for each of the periods presented.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Total debt	$498,269	$590,058	$585,552
Cash and cash equivalents	(77,574)	(55,087)	(67,489)
Net debt	$420,695	$534,971	$518,063

Net debt	$420,695	$534,971	$518,063
Last Twelve Months Adjusted EBITDA	$443,729	$339,152	$161,514
Leverage ratio	0.9	1.6	3.2

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
Three Months Ended March 31, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$51,770	$52,884	$63,443	$49,627	$28,511	$946	$247,181
Amortization	(8,936)	(9,181)	(14,907)	(7,471)	(1,474)	(946)	(42,915)
Costs applicable to sales	$42,834	$43,703	$48,536	$42,156	$27,037	$—	$204,266

Metal Sales
Gold ounces	9,607	22,713	14,713	22,205	20,078	—	89,316
Silver ounces	923,723	1,636,386	1,282,010	—	50,034	—	3,892,153

Costs applicable to sales
Gold ($/oz)	$2,140	$885	$1,682	$1,897	$1,267
Silver ($/oz)	$24.11	$14.42	$18.55			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $27.0 million.
Three Months Ended December 31, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$55,032	$67,406	$48,195	$23,665	$799	$195,097
Amortization	(9,550)	(15,858)	(8,547)	(1,607)	(799)	(36,361)
Costs applicable to sales	$45,482	$51,548	$39,648	$22,058	$—	$158,736

Metal Sales
Gold ounces	22,353	14,824	25,839	22,539	—	85,555
Silver ounces	1,596,876	1,570,448		53,834	—	3,221,158

Costs applicable to sales
Gold ($/oz)	$895	$1,530	$1,536	$904
Silver ($/oz)	$15.95	$18.38			$—
Three Months Ended March 31, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$66,896	$33,632	$44,885	$26,808	$852	$173,073
Amortization	(12,602)	(6,633)	(5,596)	(1,393)	(852)	(27,076)
Costs applicable to sales	$54,294	$26,999	$39,289	$25,415	$—	$145,997

Metal Sales
Gold ounces	33,462	6,185	21,183	20,586	—	81,416
Silver ounces	1,796,468	735,254	—	68,713	—	2,600,435

Costs applicable to sales
Gold ($/oz)	$909	$1,877	$1,853	$1,155
Silver ($/oz)	$13.30	$20.93			$—

Reconciliation of Costs Applicable to Sales for 2025 Guidance

In thousands (except metal sales and per ounce amounts)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$144,729	$245,767	$275,743	$222,569	$130,856
Amortization	(45,992)	(38,779)	(75,033)	(43,903)	(7,105)
Costs applicable to sales	$98,737	$206,988	$200,710	$178,666	$123,751
By-product credit	—	—	—	—	(2,824)
Adjusted costs applicable to sales	$98,737	$206,988	$200,710	$178,666	$120,927

Metal Sales
Gold ounces	52,000	100,018	68,000	104,271	95,454
Silver ounces	5,240,757	6,006,911	7,752,237		94,138

Revenue Split
Gold	48%	50%	44%	100%	100%
Silver	52%	50%	56%

Adjusted costs applicable to sales
Gold ($/oz)	$850 - $950	$950 - $1,150	$1,250 - $1,450	$1,700 - $1,900	$1,250 - $1,350
Silver ($/oz)	$9.25 - $10.25	$17.00 - $18.00	$14.50 - $16.50

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, timing of completion of obligations under prepayment agreements, the gold stream agreement at Palmarejo, liquidity management, financing plans, risk management strategies, capital allocation, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2024 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, inflationary pressures, and impacts from tariffs or other trade barriers (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 13 -- Derivative Financial Instruments & Hedging Activities in the notes to the Condensed Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to Item 2 of this Report - Cautionary Statement Concerning Forward-Looking Statements. Actual results and actions could differ materially from those discussed below.
Gold and Silver Prices
Gold and silver prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, global political and economic conditions, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold and silver.
Decreases in the market price of gold and silver can also significantly affect the value of our metal inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at March 31, 2025 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $2,860 and $2,392 per ounce, respectively, and a short-term and long-term silver price of $31.88 and $29.93 per ounce, respectively.
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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had forward contracts for gold and silver that settled monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up. The contracts were net cash settled and, if the spot price of gold at the time of expiration was lower than the fixed price or higher than the fixed prices, it resulted in a realized gain or loss, respectively. The forward contracts exposed us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company entered into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. For additional information, please see the section titled “Item 1A - Risk Factors” in this Report. The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at March 31, 2025.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At March 31, 2025, the Company had outstanding provisionally priced sales of 11,400 ounces of gold at an average price of $2,966. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.2 million during the twelve months ended March 31, 2025. A 10% change in realized gold prices would cause revenue to vary by $3.4 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at March 31, 2025.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2025.
Investment Risk
Equity Price Risk
The Company had no equity securities at March 31, 2025.

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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2024 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Except as supplemented, the risk factors set forth in the 2024 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c) Trading Plans
On February 21, 2025, Mitchell J. Krebs, Chairman, President and Chief Executive Officer, adopted a trading arrangement for the sale of shares of the Company’s common stock (the “Krebs 10b5-1 Plan”) in accordance with Rule 10b5-1 of the Exchange Act. The Krebs 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The Krebs 10b5-1 Plan provides for the sale of up to 200,000 shares of the Company’s common stock between May 23, 2025 and May 23, 2027, pursuant to terms specified in the Krebs 10b5-1 Plan.
On February 28, 2025, Casey M. Nault, Senior Vice President, General Counsel and Secretary, adopted a trading arrangement for sale of shares of the Company’s common stock (the “Nault 10b5-1 Plan”) in accordance with Rule 10b5-1 of the Exchange Act. The Nault 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The Nault 10b5-1 Plan provides for the sale of up to 202,257 shares of the Company’s common stock between June 2, 2025 and February 26, 2027, pursuant to terms specified in the Nault 10b5-1 Plan.

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

* The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 7, 2025	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	May 7, 2025	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 7, 2025	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)