Form 10-Q
period 2025-06-30
Coeur Mining, Inc.
filed 2025-08-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 900,000,000 shares of common stock, par value of $0.01, authorized of which 642,715,694 shares were issued and outstanding as of August 4, 2025.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2025	December 31, 2024
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$111,646	$55,087
Receivables	5	60,640	29,930
Inventory	6	201,679	78,617
Ore on leach pads	6	129,469	92,724
Prepaid expenses and other		22,875	16,741
		526,309	273,099
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	2,794,687	1,817,616
Goodwill	3	613,355	—
Ore on leach pads	6	102,078	106,670
Restricted assets		9,381	8,512
Receivables	5	14,447	19,583
Other		90,693	76,267
TOTAL ASSETS		$4,150,950	$2,301,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$141,511	$125,877
Accrued liabilities and other	18	139,145	156,609
Debt	8	29,889	31,380
Reclamation	9	17,129	16,954
		327,674	330,820
NON-CURRENT LIABILITIES
Debt	8	350,833	558,678
Reclamation	9	257,903	243,538
Deferred tax liabilities		326,223	7,258
Other long-term liabilities		59,930	38,201
		994,889	847,675
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 900,000,000 shares, 642,701,753 issued and outstanding at June 30, 2025 and 399,235,632 at December 31, 2024		6,426	3,992
Additional paid-in capital		5,780,143	4,181,521
Accumulated deficit		(2,958,182)	(3,062,261)
		2,828,387	1,123,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,150,950	$2,301,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
	Notes	In thousands, except share data
Revenue	4	$480,650	$222,026	$840,712	$435,086
COSTS AND EXPENSES
Costs applicable to sales(1)	4	229,454	144,717	433,720	290,714
Amortization		61,421	27,928	104,514	55,225
General and administrative		13,250	11,241	27,162	25,645
Exploration		23,256	12,874	42,938	23,365
Pre-development, reclamation, and other	14	13,161	8,590	30,114	26,818
Total costs and expenses		340,542	205,350	638,448	421,767
Income from operations		140,108	16,676	202,264	13,319
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		—	(21)	—	417
Fair value adjustments, net	12	4	—	(342)	—
Interest expense, net of capitalized interest	8	(8,251)	(13,162)	(18,701)	(26,109)
Other, net	14	1,460	5,122	1,866	7,895
Total other income (expense), net		(6,787)	(8,061)	(17,177)	(17,797)
Income (loss) before income and mining taxes		133,321	8,615	185,087	(4,478)
Income and mining tax expense	10	(62,595)	(7,189)	(81,008)	(23,213)
NET INCOME (LOSS)		$70,726	$1,426	$104,079	$(27,691)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		—	(10,881)	—	(18,507)
Reclassification adjustments for realized (gain) loss on cash flow hedges		—	17,028	—	17,176
Other comprehensive income (loss)		—	6,147	—	(1,331)
COMPREHENSIVE INCOME (LOSS)		$70,726	$7,573	$104,079	$(29,022)

NET INCOME (LOSS) PER SHARE	15
Basic income (loss) per share:
Basic		$0.11	$0.00	$0.18	$(0.07)

Diluted		$0.11	$0.00	$0.18	$(0.07)
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$70,726	$1,426	$104,079	$(27,691)
Adjustments:
Amortization		61,421	27,928	104,514	55,225
Accretion		4,900	4,154	9,632	8,230
Deferred taxes		(12,204)	(9,217)	(29,557)	(4,788)
Gain on debt extinguishment	8	—	21	—	(417)
Fair value adjustments, net	12	(4)	—	342	—
Stock-based compensation	11	4,217	2,732	7,515	6,980
Write-downs		—	—	—	3,235
Deferred revenue recognition	17	(192)	(118)	(42,508)	(55,277)
Acquired inventory purchase price allocation	3	29,680	—	56,720	—
Other		3,029	556	4,552	11,378
Changes in operating assets and liabilities:
Receivables		(4,766)	3,180	(821)	(2,136)
Prepaid expenses and other current assets		2,424	4,176	84,489	3,537
Inventory and ore on leach pads		(14,125)	(19,774)	(22,473)	(39,468)
Accounts payable and accrued liabilities		61,845	185	(1,898)	40,570
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		206,951	15,249	274,586	(622)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(60,807)	(51,405)	(110,809)	(93,488)
Acquisitions, net	3	239	—	103,635	—
Proceeds from the sale of assets		80	—	80	24
Other		(85)	(148)	(175)	(215)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(60,573)	(51,553)	(7,269)	(93,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	11	9,147	—	9,449	22,823
Issuance of notes and bank borrowings, net of issuance costs	8	47,000	115,000	146,500	250,000
Payments on debt, finance leases, and associated costs	8	(164,731)	(71,653)	(356,965)	(163,878)
Share repurchases	15	(2,004)	—	(2,004)	—
Other financing activities	15	(2,184)	(31)	(7,905)	(1,810)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(112,772)	43,316	(210,925)	107,135
Effect of exchange rate changes on cash and cash equivalents		496	(361)	204	(321)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		34,102	6,651	56,596	12,513
Cash, cash equivalents and restricted cash at beginning of period		79,368	69,240	56,874	63,378
Cash, cash equivalents and restricted cash at end of period		$113,470	$75,891	$113,470	$75,891

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024		399,236	$3,992	$4,181,521	$(3,062,261)	$—	$1,123,252
Net income		—	—	—	33,353	—	33,353
SilverCrest acquisition	3	239,489	2,395	1,587,696	—	—	1,590,091
Kensington royalty settlement	17	595	6	3,649	—	—	3,655
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		(259)	(3)	(1,836)	—	—	(1,839)
Balances at March 31, 2025		639,061	$6,390	$5,771,030	$(3,028,908)	$—	$2,748,512
Net income		—	—	—	70,726	—	70,726
Stock options exercise		2,139	21	7,201	—	—	7,222
Stock repurchase program	15	(216)	(2)	(2,002)	—	—	(2,004)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		1,718	17	3,914	—	—	3,931
Balances at June 30, 2025		642,702	$6,426	$5,780,143	$(2,958,182)	$—	$2,828,387

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023		386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)		—	—	—	(29,117)	—	(29,117)
Other comprehensive income (loss)		—	—	—	—	(7,478)	(7,478)
Debt-for-Equity exchange		1,772	18	5,350	—	—	5,368
Issuance of flow-through shares		7,705	77	22,908	—	—	22,985
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		2,823	28	2,440	—	—	2,468
Balances at March 31, 2024		398,583	$3,986	$4,170,568	$(3,150,278)	$(6,147)	$1,018,129
Net income		—	—	—	1,426	—	1,426
Other comprehensive income (loss)		—	—	—	—	6,147	6,147
Kensington royalty settlement		738	7	3,399	—	—	3,406
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		(80)	(1)	2,701	—	—	2,700
Balances at June 30, 2024		399,241	$3,992	$4,176,668	$(3,148,852)	$—	$1,031,808

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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered changes in estimate and were accounted for prospectively. As of June 30, 2025, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 61,533 and 8.3 million, respectively.
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
On February 14, 2025, the Company completed the closing of the Transaction after receiving regulatory approval on February 3, 2025 followed by stockholder approval on February 6, 2025. Coeur acquired all of the issued and outstanding shares of SilverCrest in exchange for 239,331,799 common shares. Based on the closing price of Coeur common shares on the NYSE on February 14, 2025, the implied total equity value was approximately $1.58 billion based on SilverCrest’s common shares outstanding and the Exchange Ratio.
The Company retained an independent appraiser to assist with the determination of the preliminary fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of SilverCrest has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes and was assigned to the Las Chispas segment. The goodwill balance comprises amounts attributable to the assembled workforce, potential strategic and financial benefits, including the financial flexibility to execute capital priorities, and new book to tax basis differences of assets acquired and liabilities assumed. The acquisition of SilverCrest increased the Company’s gold and other metal reserves and expanded our footprint in a jurisdiction where the Company has significant experience.
As of June 30, 2025, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for SilverCrest is preliminary. At June 30, 2025, remaining items to finalize include the fair value of property plant and mine development, goodwill, reclamation, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Coeur’s measurement period, which is not to exceed one year from the acquisition date. Prior to the closing of the Transaction, the Company entered into a loan with SilverCrest through which Coeur Rochester, Inc., a subsidiary of the Company, owed $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the Transaction. The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net. Total transaction costs were $20.3 million with $11.7 million incurred in the six months ended June 30, 2025. These transaction costs are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income (loss) and are reflected in pro forma earnings in the table below for the three and six months ended June 30, 2025.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table summarizes the preliminary purchase price allocation for the Transaction as of June 30, 2025:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (239,331,799 at $6.61)	$1,581,983
Fair value of replacement stock-based compensation awarded(1)	8,539
Fair value of Coeur payable to SilverCrest repurchased	(72,311)
Total purchase price	$1,518,211
Assets:
Cash and cash equivalents	$103,724
Short-term receivables	23,292
Inventory	153,826
Prepaid expenses and other	15,213
Property, plant and equipment and mining properties	1,006,736
Other	5,596
Total Assets	$1,308,387
Liabilities:
Accounts payable	16,774
Accrued liabilities and other	22,959
Debt	846
Reclamation	8,644
Deferred tax liabilities (2)	335,563
Other long-term liabilities	18,745
Total liabilities	$403,531
Net identifiable assets acquired	$904,856
Goodwill	613,355
Net assets acquired	$1,518,211
(1) As of June 30, 2025,2.3 million common shares were issued related to the exercise of 3.2 million replacement options.
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
Pro Forma Financial Information
Sales and net income in the Condensed Consolidated Statement of Operations includes SilverCrest revenue of $102.7 million and $160.7 million and SilverCrest net loss of $16.0 million and $13.2 million in the three and six months ended June 30, 2025, respectively. The following unaudited pro forma financial information presents consolidated results assuming the Transaction occurred on January 1, 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$480,650	$294,767	$895,689	$571,473
Net income (loss)	$103,230	$(38,360)	$177,847	$(98,625)
Pro forma amounts assume that transaction costs were incurred in the first quarter of 2024. The pro forma results have been calculated after applying the Company’s accounting policies and adjusting the results of SilverCrest to reflect the additional depreciation, depletion and amortization that would have been recognized assuming the fair value adjustments to property, plant, and equipment, and mining properties and the impact of purchase price allocation on acquired inventory which have been applied from January 1, 2024, with the consequential tax effects.

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
The Company’s Chief Operating Decision Maker (“CODM”), composed of Mitchell J. Krebs, Chairman, President and Chief Executive Officer, Thomas S. Whelan, Senior Vice President and Chief Financial Officer, and Michael Routledge, Senior Vice President and Chief Operating Officer, evaluates performance and allocates resources for all of the Company’s reportable segments based on Income (loss) from operations. The CODM uses segment Income (loss) from operations to allocate resources such as corporate employees, and financial or capital resources for each segment during the annual budget and forecasting processes. The CODM considers budget-to-actual variances on a monthly basis using the segment Income (loss) from operations measure when making decisions about allocating capital and personnel to the segments. The accounting policies of the reportable segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies.
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2025	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$53,125	$56,067	$46,267	$89,726	$77,929	$—	$—	$323,114
Silver sales	49,525	58,072	48,710	40	1,189	—	—	157,536
Metal sales	102,650	114,139	94,977	89,766	79,118	—	—	480,650
Costs and Expenses
Costs applicable to sales(1)	57,747	48,703	47,928	46,083	28,993	—	—	229,454
Amortization	22,375	9,406	16,748	10,221	1,549	928	194	61,421
Exploration	3,262	4,014	1,224	1,535	3,479	9,228	514	23,256
Other operating expenses(2)	925	2,989	2,651	622	1,118	2,929	15,177	26,411
Costs and expenses	84,309	65,112	68,551	58,461	35,139	13,085	15,885	340,542
Income (loss) from operations	18,341	49,027	26,426	31,305	43,979	(13,085)	(15,885)	140,108
Other income (expense)
Fair value adjustments, net	—	—	4	—	—	—	—	4
Interest expense, net	16	(84)	(2,615)	(80)	(19)	—	(5,469)	(8,251)
Other, net(3)	804	(1,264)	(152)	(176)	(29)	(84)	2,361	1,460
Income (loss) before income and mining taxes	19,161	47,679	23,663	31,049	43,931	(13,169)	(18,993)	133,321
Income and mining tax (expense) benefit	(35,206)	(9,415)	(3,821)	(2,397)	(9,341)	—	(2,415)	(62,595)
Net Income (loss)	$(16,045)	$38,264	$19,842	$28,652	$34,590	$(13,169)	$(21,408)	$70,726
Segment assets(4)	$1,725,990	$308,483	$1,253,548	$246,478	$124,995	$221,675	$58,061	$3,939,230
Capital expenditures	$9,200	$5,643	$24,466	$16,318	$3,591	$1,528	$61	$60,807

(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$42,411	$17,368	$51,104	$43,202	$—	$—	$154,085
Silver sales	40,835	25,396	(50)	1,760	—	—	67,941
Metal sales	83,246	42,764	51,054	44,962	—	—	222,026
Costs and Expenses
Costs applicable to sales(1)	48,227	36,655	40,721	19,114	—	—	144,717
Amortization	10,843	8,570	6,445	1,067	790	213	27,928
Exploration	2,578	977	1,291	1,126	6,445	457	12,874
Other operating expenses(2)	2,446	2,826	1,129	1,144	2,404	9,882	19,831
Costs and expenses	64,094	49,028	49,586	22,451	9,639	10,552	205,350
Income (loss) from operations	19,152	(6,264)	1,468	22,511	(9,639)	(10,552)	16,676
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	(21)	(21)
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	397	(1,055)	(499)	(125)	(4)	(11,876)	(13,162)
Other, net(3)	2,881	(146)	(82)	(45)	18	2,496	5,122
Income (loss) before income and mining taxes	22,430	(7,465)	887	22,341	(9,625)	(19,953)	8,615
Income and mining tax (expense) benefit	(7,311)	672	—	(1,872)	—	1,322	(7,189)
Net Income (loss)	$15,119	$(6,793)	$887	$20,469	$(9,625)	$(18,631)	$1,426
Segment assets(4)	$302,034	$1,125,586	$196,671	$108,268	$213,833	$51,885	$1,998,277
Capital expenditures	$5,871	$27,530	$16,477	$1,156	$350	$21	$51,405

(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Six Months Ended June 30, 2025	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$81,007	$99,762	$88,050	$154,933	$134,689	$—	$—	$558,441
Silver sales	79,662	110,183	89,553	76	2,797	—	—	282,271
Metal sales	160,669	209,945	177,603	155,009	137,486	—	—	840,712
Costs and Expenses
Costs applicable to sales(1)	100,581	92,406	96,464	88,239	56,030	—	—	433,720
Amortization	31,311	18,587	31,655	17,692	3,023	1,874	372	104,514
Exploration	5,140	7,874	2,691	4,836	6,108	15,335	954	42,938
Other operating expenses(2)	992	4,618	5,405	1,192	2,306	6,007	36,756	57,276
Costs and expenses	138,024	123,485	136,215	111,959	67,467	23,216	38,082	638,448
Income (loss) from operations	22,645	86,460	41,388	43,050	70,019	(23,216)	(38,082)	202,264
Other income (expense)
Fair value adjustments, net	—	—	(342)	—	—	—	—	(342)
Interest expense, net	(1)	(69)	(4,873)	(257)	(117)	—	(13,384)	(18,701)
Other, net(3)	1,232	(1,952)	(240)	(261)	(72)	13	3,146	1,866
Income (loss) before income and mining taxes	23,876	84,439	35,933	42,532	69,830	(23,203)	(48,320)	185,087
Income and mining tax (expense) benefit	(37,058)	(20,514)	(4,434)	(2,885)	(11,863)	—	(4,254)	(81,008)
Net Income (loss)	$(13,182)	$63,925	$31,499	$39,647	$57,967	$(23,203)	$(52,574)	$104,079
Segment assets(4)	$1,725,990	$308,483	$1,253,548	$246,478	$124,995	$221,675	$58,061	$3,939,230
Capital expenditures	$14,538	$11,500	$39,319	$31,791	$10,955	$2,382	$324	$110,809
(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$96,313	$30,049	$94,589	$84,903	$—	$—	$305,854
Silver sales	83,311	42,544	(16)	3,393	—	—	129,232
Metal sales	179,624	72,593	94,573	88,296	—	—	435,086
Costs and Expenses
Costs applicable to sales(1)	102,521	63,654	80,010	44,529	—	—	290,714
Amortization	23,445	15,203	12,041	2,460	1,642	434	55,225
Exploration	5,063	1,408	2,836	1,249	11,725	1,084	23,365
Other operating expenses(2)	4,700	8,576	8,755	2,245	5,109	23,078	52,463
Costs and expenses	135,729	88,841	103,642	50,483	18,476	24,596	421,767
Income (loss) from operations	43,895	(16,248)	(9,069)	37,813	(18,476)	(24,596)	13,319
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	417	417
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	371	(2,395)	(970)	(277)	(10)	(22,828)	(26,109)
Other, net(3)	3,427	(116)	(163)	(87)	(40)	4,874	7,895
Income (loss) before income and mining taxes	47,693	(18,759)	(10,202)	37,449	(18,526)	(42,133)	(4,478)
Income and mining tax (expense) benefit	(18,994)	906	—	(3,008)	—	(2,117)	(23,213)
Net Income (loss)	$28,699	$(17,853)	$(10,202)	$34,441	$(18,526)	$(44,250)	$(27,691)
Segment assets(4)	$302,034	$1,125,586	$196,671	$108,268	$213,833	$51,885	$1,998,277
Capital expenditures	$12,632	$48,773	$29,735	$1,464	$859	$25	$93,488
(1) Excludes amortization.
(2) Other operating expenses includes General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Assets	June 30, 2025	December 31, 2024
Total assets for reportable segments	$3,939,230	$2,161,881
Cash and cash equivalents	111,646	55,087
Other assets	100,074	84,779
Total consolidated assets	$4,150,950	$2,301,747
Geographic Information

Long-Lived Assets	June 30, 2025	December 31, 2024
United States	$1,327,020	$1,312,976
Mexico	1,842,870	267,144
Canada	237,919	237,263
Other	233	233
Total	$3,408,042	$1,817,616

Revenue	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$263,861	$138,780	$470,098	$255,462
Mexico	216,789	83,246	370,614	179,624
Total	$480,650	$222,026	$840,712	$435,086

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	June 30, 2025	December 31, 2024
Current receivables:
Trade receivables	$13,470	$7,818
VAT receivable	28,974	12,684
Income tax receivable	11,489	8,509
Other (1)	6,707	919
	$60,640	$29,930
Non-current receivables:
Other tax receivable (1)	$418	$5,554
Deferred cash consideration (2)	834	834
Contingent consideration (3)	13,195	13,195
	$14,447	$19,583
Total receivables	$75,087	$49,513
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
(3) Represents the fair value of the contingent consideration associated with the sale of Sterling/Crown exploration properties, which included the right to an additional payment of $50.0 million based on gold resources reported in the Sterling/Crown exploration properties by the buyer, its affiliates or its successors. The fair value of the contingent consideration was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis.

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	June 30, 2025	December 31, 2024
Inventory:
Concentrate	$3,543	$2,663
Stockpile ore (1)	94,778	6,773
Precious metals	40,919	16,034
Supplies	62,439	53,147
	$201,679	$78,617
Ore on Leach Pads:
Current	$129,469	$92,724
Non-current	102,078	106,670
	$231,547	$199,394

Long-term Stockpile (included in Other)	$41,966	$41,718

Total Inventory and Ore on Leach Pads	$475,192	$319,729

(1) Includes $88.9 million, $2.8 million, $2.5 million, and $0.5 million at Las Chispas, Kensington, Palmarejo, and Wharf at June 30, 2025, respectively. Includes $3.1 million, $0.5 million, and $3.2 million at Kensington, Palmarejo, and Wharf at December 31, 2024, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	June 30, 2025	December 31, 2024
Mine development	$1,587,846	$1,502,457
Mineral interests	1,683,564	833,564
Land	9,961	9,000
Facilities and equipment(1)	1,706,072	1,517,170
Construction in progress	134,947	145,732
Total	$5,122,390	$4,007,923
Accumulated depreciation, depletion and amortization(2)	(2,327,703)	(2,190,307)
Property, plant and equipment and mining properties, net	$2,794,687	$1,817,616
(1) Includes $164.7 million and $170.1 million associated with facilities and equipment assets under finance leases at June 30, 2025 and December 31, 2024, respectively.
(2) Includes $77.5 million and $63.3 million of accumulated amortization related to assets under finance leases at June 30, 2025 and December 31, 2024, respectively.

NOTE 8 – DEBT

	June 30, 2025		December 31, 2024
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$290,425	$—	$290,058
Revolving Credit Facility(2)	—	—	—	195,000
Finance lease obligations	29,889	60,408	31,380	73,620
	$29,889	$350,833	$31,380	$558,678
(1) Net of unamortized debt issuance costs of $2.7 million and $3.1 million at June 30, 2025 and December 31, 2024, respectively.
(2) Unamortized debt issuance costs of $2.7 million and $3.4 million at June 30, 2025 and December 31, 2024, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 8 -- Debt contained in the 2024 10-K.
Revolving Credit Facility
At June 30, 2025, the Company had no outstanding draws, $20.2 million in outstanding letters of credit and $379.8 million available under the revolving credit facility (“RCF”). Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2025, the Company entered into a new lease financing arrangement for mining equipment at Rochester for $0.8 million at an interest rate of 7.2%. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 7 -- Leases in the 2024 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
2029 Senior Notes	$3,755	$3,755	$7,511	$7,575
Revolving Credit Facility	2,434	7,518	6,639	13,972
Finance lease obligations	1,561	997	3,219	2,256
Amortization of debt issuance costs	581	579	1,162	1,198
Other obligations	314	757	959	1,554
Capitalized interest	(394)	(444)	(789)	(446)
Total interest expense, net of capitalized interest	$8,251	$13,162	$18,701	$26,109

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Asset retirement obligation - Beginning	$272,512	$216,989	$260,492	$214,013
Accretion	4,900	4,154	9,632	8,230
Additions and changes to estimates	—	—	8,644	—
Settlements	(2,380)	(1,226)	(3,736)	(2,326)
Asset retirement obligation - Ending	$275,032	$219,917	$275,032	$219,917

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2025 and 2024 by significant jurisdiction:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$82,138	$(15,229)	$(4,660)	$1,677	$102,463	$(20,534)	$(33,890)	$(2,142)
Canada	(15,099)	(693)	(9,628)	(258)	(25,051)	(811)	(18,535)	(372)
Mexico	66,879	(46,673)	22,948	(8,608)	107,969	(59,663)	48,152	(20,699)
Other jurisdictions	(597)	—	(45)	—	(294)	—	(205)	—
	$133,321	$(62,595)	$8,615	$(7,189)	$185,087	$(81,008)	$(4,478)	$(23,213)
    During the second quarter of 2025, the Company reported estimated income and mining tax expense of approximately $62.6 million, resulting in an effective tax rate of 47.0%. This compares to income tax expense of $7.2 million for an effective tax rate of 83.4% during the second quarter of 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes; (v) the impact of uncertain tax positions; and (vi) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $28.3 million and decreased income and mining tax expense by $0.9 million for the three months ended June 30, 2025 and 2024, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

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
The Company or one of its subsidiaries files income tax returns in the U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2021 for the U.S. federal jurisdiction, for 2016 and from 2020 for the Mexico federal jurisdiction, and from 2018 for certain other foreign jurisdictions. Our 2016 federal tax return is currently under audit in Mexico. As a result of the statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $2.2 and $2.7 million in the next twelve months.
At June 30, 2025 and December 31, 2024, the Company had $17.5 million and $0.0 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2025 and December 31, 2024, the amount of accrued income-tax-related interest and penalties was $4.8 million and $0.0 million, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and six months ended June 30, 2025 was $4.2 million and $7.5 million, respectively, compared to $2.7 million and $6.9 million in the three and six months ended June 30, 2024. At June 30, 2025, there was $24.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
Performance shares granted during 2025 vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met. On the other hand, the existence of a performance condition requires recognition of compensation cost for the performance share awards based on the performance achieved ranging from 0%-200%. Outstanding performance shares granted prior to 2025 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric.
The following table summarizes the grants awarded during the six months ended June 30, 2025:

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options(1)	Grant date fair value of stock options(1)	Performance shares	Grant date fair value of performance shares
February 14, 2025	—	$—	3,488,137	$6.61	—	$—
March 12, 2025	80,954	$5.71	—	$—	32,520	$9.94
May 14, 2025	1,722,782	$7.39	—	$—	1,074,680	$10.42
(1) Includes 3.3 million shares of Coeur common stock (“Coeur Options”) granted as replacement awards for SilverCrest options that are fully vested and are exercisable at the Transaction date.
    During the six months ended June 30, 2025, 3,202,452 Coeur Options were exercised at a weighted average price of $6.76.

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Acquired bullion and metal inventory monetization	4	—	(342)	—
Fair value adjustments, net	$4	$—	$(342)	$—
Coeur Rochester, Inc., a subsidiary of the Company, had a loan payable of $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the Transaction. The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$299	$—	$299	$—
Liabilities:
Provisional metal sales contracts	$62	$—	$62	$—

	Fair Value at December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$222	$—	$222	$—
Liabilities:
Provisional metal sales contracts	$70	$—	$70	$—
The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2025.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The fair value of financial assets and liabilities carried at book value in the financial statements at June 30, 2025 and December 31, 2024 is presented in the following table:

	June 30, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,425	$283,528	$—	$283,528	$—
Deferred Cash Due 2025	$10,000	$10,000	$—	$10,000	$—
Deferred Cash Due 2026	$4,664	$4,599	$—	$4,599	$—
(1) Net of unamortized debt issuance costs of $2.7 million.

	December 31, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,058	$278,014	$—	$278,014	$—
Revolving Credit Facility(2)	$195,000	$195,000	$—	$195,000	$—
Deferred Cash Due 2025	$9,644	$9,673	$—	$9,673	$—
Deferred Cash Due 2026	$4,505	$4,533	$—	$4,533	$—
(1) Net of unamortized debt issuance costs of $3.1 million.
(2) Unamortized debt issuance costs of $3.4 million included in Other Non-Current Assets.
The fair value of the 2029 Senior Notes was estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
In July 2024, the Company completed the purchase of mining concessions adjacent to the Palmarejo complex from Fresnillo. Total consideration includes a cash payment of $10 million paid at closing, the Deferred Cash Due 2025 of $10 million, which was paid in July 2025, and the Deferred Cash Due 2026 of $5 million. The fair value of the Deferred Cash Due 2025 and Deferred Cash Due 2026 was estimated using the pricing model with inputs derived from observable data, including yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, in the past the Company has entered into forward contracts. The contracts were net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it resulted in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. At June 30, 2025 and December 31, 2024, the Company had no outstanding derivative cash flow hedge instruments.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The effective portions of cash flow hedges were recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the hedged item was recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue were recognized as a component of Revenue in the same period as the related sale is recognized.
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$—	$(3,893)	$—	$(10,886)
Silver forwards	—	(6,988)	—	(7,621)
	$—	$(10,881)	$—	$(18,507)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$—	$11,887	$—	$12,867
Silver forwards	—	5,141	—	4,309
	$—	$17,028	$—	$17,176
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
The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at June 30, 2025.
At June 30, 2025, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2025	2026 and Thereafter
Provisional gold sales contracts	$44,127	$—
Average gold price per ounce	$3,349	$—
Notional ounces	13,175	—
The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$299	$62

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$222	$70
The following represent mark-to-market gains (losses) on derivative instruments in the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2025	2024	2025	2024
Revenue	Provisional metal sales contracts	$(122)	$(998)	$85	$(508)
		$(122)	$(998)	$85	$(508)
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Silvertip ongoing carrying costs	$2,423	$2,055	$5,050	$4,416
Loss on sale of assets	120	640	303	4,176
Asset retirement accretion	4,900	4,154	9,632	8,230
Kensington royalty settlement(1)	—	—	(95)	6,750
Transaction costs	2,823	—	11,710	—
Other	2,895	1,741	3,514	3,246
Pre-development, reclamation and other	$13,161	$8,590	$30,114	$26,818
(1) See Note 17 -- Commitments and Contingencies for additional details on the Kensington royalty settlement.

Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Foreign exchange gain (loss)	$246	$2,089	$(512)	$1,724
Flow-through shares	112	1,455	741	3,945
RMC bankruptcy distribution	38	1,199	38	1,199
Other	1,064	379	1,599	1,027
Other, net	$1,460	$5,122	$1,866	$7,895

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
For the three and six months ended June 30, 2025, there were 1.1 million and 2.8 million common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 29,130 and 4.6 million common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2024, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
In thousands except per share amounts	2025	2024	2025	2024
Net income (loss) available to common stockholders	$70,726	$1,426	$104,079	$(27,691)

Weighted average shares:
Basic	637,173	393,838	576,176	389,403
Effect of stock-based compensation plans	5,903	6,071	6,244	—
Diluted	643,076	399,909	582,420	389,403

Income (loss) per share:
Basic	$0.11	$0.00	$0.18	$(0.07)

Diluted	$0.11	$0.00	$0.18	$(0.07)
On May 27, 2025, the Company announced a $75.0 million share repurchase program (the “Program”), effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker.
The following table summarizes repurchases made pursuant to the 10b-18 Agreement in the quarter ended June 30, 2025 and the approximate dollar value of stock that may yet be purchased pursuant to the Program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
April 1, 2025 - April 30, 2025	—	—	—	—
May 1, 2025 - May 31, 2025	—	—	—	$75.0
June 1, 2025 - June 30, 2025	216,500	$9.24	216,500	$73.0
Total	216,500	$9.24	216,500

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current assets	$13,127	$13,782	$223,934	$164,627
Non-current assets(1)	$643,977	$516,209	$1,489,129	$1,483,632
Non-guarantor intercompany assets	$2,588	$3,144	$—	$—

Current liabilities	$16,849	$31,841	$160,616	$202,329
Non-current liabilities	$306,734	$496,976	$255,266	$260,210
Non-guarantor intercompany liabilities	$2,402	$2,642	$1,663	$1,570
(1) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2025

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$470,098
Gross profit (loss)	$(370)	$176,996
Net income (loss)	$104,079	$129,122

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of June 30, 2025, $27.9 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2019, Mexico still has not returned the payments. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and certain unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
requires the Company to ratably recognize a portion of the deposit as revenue for each gold ounce delivered to Franco-Nevada. The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Opening Balance	$6,230	$6,784	$6,382	$6,943
Revenue Recognized	(192)	(118)	(344)	(277)
Closing Balance	$6,038	$6,666	$6,038	$6,666
Metal Sales Prepayments
In December 2024, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively, all of which were recognized as revenue in the first quarter of 2025. At June 30, 2025, there was no remaining contract liability.
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
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Opening Balance	$—	$55,112	$42,164	$55,082
Additions	—	30,175	—	85,205
Revenue Recognized	—	(42,005)	(42,164)	(97,005)
Closing Balance	$—	$43,282	$—	$43,282
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
Other Commitments and Contingencies
The Company, either directly or through its subsidiaries, has a number of active litigation matters related to labor and employment matters involving its operations in the U.S. and Mexico. Although the Company intends to vigorously defend its interests in these matters, litigation is inherently uncertain and the Company has determined it is reasonably possible that it may incur a loss of $1 million to $13 million in these matters. This good faith estimate of the potential loss in these matters includes estimates of penalties and interest through the date of this Report, but such penalties and interest may continue to grow during the course of legal proceedings.
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
environmental remediation, reclamation, and other general corporate purposes. As of June 30, 2025 and December 31, 2024, the Company had surety bonds totaling $363.9 million and $363.7 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2025	December 31, 2024
Accrued salaries and wages	$29,460	$31,151
Flow-through share premium received	112	853
Deferred revenue (1)	750	42,863
Income and mining taxes	53,790	36,490
Kensington royalty settlement (1)	—	3,750
Deferred Cash Due 2025(2)	10,000	9,644
Accrued operating costs	7,032	6,577
Unrealized losses on derivatives	62	70
Taxes other than income and mining	17,472	5,491
Accrued interest payable	6,921	8,122
Operating lease liabilities	13,546	11,598
Accrued liabilities and other	$139,145	$156,609
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
(2) See Note 12 -- Fair Value Measurements for additional details on Deferred Cash Due 2025.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and six months ended June 30, 2025 and 2024:

In thousands	June 30, 2025	June 30, 2024
Cash and cash equivalents	$111,646	$74,136
Restricted cash equivalents(1)	1,824	1,755
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$113,470	$75,891
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
Second Quarter Highlights
For the quarter, Coeur reported revenue of $480.7 million and cash provided by operating activities of $207.0 million. We reported GAAP net income of $70.7 million, or $0.11 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $243.5 million and net income of $127.4 million, or $0.20 per diluted share. For the six months ended June 30, 2025, Coeur reported revenue of $840.7 million and cash provided by operating activities of $274.6 million. We reported GAAP net income of $104.1 million, or $0.18 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $392.4 million and net income of $187.3 million or $0.32 per diluted share.
•Strong production and cost performance drove margin expansion – Each of Coeur’s five operations generated strong production increases and delivered positive free cash flow. Quarterly silver production of 4.7 million ounces was 27% higher quarter-over-quarter and 79% higher year-over-year. Gold production increased 25% quarter-over-quarter and 38% year-over-year to 108,487 ounces. Average realized prices for gold and silver increased 15% and 5% respectively, compared to the first quarter
•Record quarterly financial results – Fourth consecutive quarter of positive free cash flow, which increased more than eightfold versus the prior quarter to a record $146 million. Adjusted EBITDA increased 64% versus the prior quarter to a record $244 million, bringing the last twelve-month (“LTM”) total to $635 million. Fifth consecutive quarter of net income, which totaled a record $71 million, or $0.11 per share
•Accelerated debt reduction initiative led to further balance sheet strengthening – The remaining $110 million balance on the revolving credit facility (“RCF”) was repaid during the quarter, quarter-end cash and equivalents increased to $112 million, and the net leverage ratio decreased to 0.4x at quarter-end
•Stock repurchase program authorized with initial activity in the quarter – On May 27, 2025, Coeur announced a $75 million share repurchase program. During the second quarter, the Company repurchased 216,500 shares at an average price of $9.24 per share
•Rochester crushed ore rates continued to increase – The newly-expanded Rochester silver and gold operation in Nevada crushed 6.7 million tons during the quarter, representing an increase of 24% compared to the previous quarter, reflecting steady increases in crushing circuit availability. Rochester silver and gold production increased 50% and 79%, respectively, compared to the second quarter of 2024 and remains on track to deliver on its full-year guidance ranges
•Reaffirming full-year production and cost guidance - Coeur remains positioned to deliver guided 2025 production of 380,000 - 440,000 ounces of gold and 16.7 - 20.3 million ounces of silver, which represent year-over-year expected increases of 20% and 62% for gold and silver, respectively. The Company also reaffirmed its full-year CAS guidance

Selected Financial and Operating Results

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Financial Results: (in thousands, except per share amounts)
Gold sales	$323,114	$235,327	$558,441	$305,854
Silver sales	$157,536	$124,735	$282,271	$129,232
Consolidated revenue	$480,650	$360,062	$840,712	$435,086
Net income (loss)	$70,726	$33,353	$104,079	$(27,691)
Net income (loss) per share, diluted	$0.11	$0.06	$0.18	$(0.07)
Adjusted net income (loss)(1)	$127,401	$59,886	$187,286	$(22,426)
Adjusted net income (loss) per share, diluted(1)	$0.20	$0.11	$0.32	$(0.06)
EBITDA(1)	$202,993	$105,309	$308,302	$76,856
Adjusted EBITDA(1)	$243,481	$148,916	$392,395	$96,746
Total debt(2)	$380,722	$498,269	$380,722	$629,327
Operating Results:
Gold ounces produced	108,487	86,766	195,253	159,440
Silver ounces produced	4,722,194	3,729,218	8,451,412	5,222,710
Gold ounces sold	106,948	89,316	196,264	158,348
Silver ounces sold	4,672,520	3,892,153	8,564,673	5,193,162
Average realized price per gold ounce	$3,021	$2,635	$2,845	$1,932
Average realized price per silver ounce	$33.72	$32.05	$32.96	$24.89
(1)See “Non-GAAP Financial Performance Measures”.
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Revenue
We sold 106,948 gold ounces and 4.7 million silver ounces, compared to 89,316 gold ounces and 3.9 million silver ounces. Revenue increased by $120.6 million, or 33%, as a result of a 20% increase in gold and silver ounces sold, and a 15% and 5% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was due to the full-quarter sales at Las Chispas, higher mill throughput and grades at Palmarejo and Kensington, higher crushed tons placed at Rochester and higher tons placed, higher grades and the timing of recoveries at Wharf. The increase in silver ounces sold was the result of full-quarter sales at Las Chispas, higher mill throughput at Palmarejo, and higher silver ounces recovered at Rochester as a result of higher placement rates, partially offset by lower silver grades at Palmarejo. Gold and silver represented 67% and 33% of second quarter 2025 sales revenue, respectively, compared to 65% and 35% of first quarter 2025 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2025	March 31, 2025
Gold sales	$323,114	$235,327	$87,787	37%
Silver sales	157,536	124,735	32,801	26%
Metal sales	$480,650	$360,062	$120,588	33%

Costs Applicable to Sales
Costs applicable to sales increased $25.2 million, or 12%, primarily due to the full-quarter sales at Las Chispas, which includes the impact of the preliminary purchase price allocation (“PPA”) ascribed to Inventory of $29.7 million, higher gold ounces sold at Palmarejo, Kensington and Wharf and silver ounces sold at Rochester. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $18.3 million, or 43%, as a result of the full-quarter gold and silver ounces sold at Las Chispas, higher gold and silver ounces sold at Palmarejo, Kensington and Wharf and higher silver sales at Rochester.
Expenses
General and administrative expenses decreased $0.7 million, or 5%, primarily due to lower outside service costs.
Exploration expense increased $3.6 million, or 18%, primarily due to increased surface drilling at Silvertip and full-quarter exploration at Las Chispas.
Pre-development, reclamation, and other expenses decreased $3.8 million, or 22%, as a result of a decrease in transaction costs related to the acquisition of SilverCrest, partially offset by higher legal fees.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2025	March 31, 2025
Silvertip ongoing carrying costs	$2,423	$2,626	$(203)	(8)%
Loss (gain) on sale of assets	120	186	(66)	(35)%
Asset retirement accretion	4,900	4,732	168	4%
Kensington royalty litigation settlement	—	(95)	95	(100)%
Transaction costs	2,823	8,887	(6,064)	(68)%
Other	2,895	617	2,278	369%
Pre-development, reclamation and other expense	$13,161	$16,953	$(3,792)	(22)%
Other Income and Expenses
Interest expense (net of capitalized interest of $0.4 million) decreased to $8.3 million from $10.5 million due to lower interest paid under the RCF. The RCF had no outstanding amount drawn as of June 30, 2025.
Other, net increased to a gain of $1.5 million compared to $0.4 million as a result of higher gains on foreign exchange rates.
Income and Mining Taxes
Income and mining tax expense of approximately $62.6 million resulted in an effective tax rate of 47.0% for three months ended June 30, 2025. This compares to income tax expense of $18.4 million for an effective tax rate of 35.6% for three months ended March 31, 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes; (v) the impact of uncertain tax positions; and (vi) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $28.3 million and decreased income and mining tax expense by $0.2 million for the three months ended June 30, 2025 and March 31, 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended June 30,		Three Months Ended March 31,
	2025		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$82,138	$(15,229)	$20,325	$(5,305)
Canada	(15,099)	(693)	(9,952)	(118)
Mexico	66,879	(46,673)	41,090	(12,990)
Other jurisdictions	(597)	—	303	—
	$133,321	$(62,595)	$51,766	$(18,413)
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
Net Income
Net income was $70.7 million, or $0.11 per diluted share, compared to $33.4 million, or $0.06 per diluted share. The increase in net income was driven by full-quarter sales at Las Chispas, a 15% and 5% increase in average realized gold and silver prices, respectively, a 20% increase in gold and silver ounces sold, and lower interest expense. This was partially offset by higher exploration and income and mining taxes expenses due to higher income before taxes. Adjusted net income was $127.4 million, or $0.20 per diluted share, compared to $59.9 million, or $0.11 per diluted share (see “Non-GAAP Financial Performance Measures”).
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Revenue
We sold 196,264 gold ounces and 8.6 million silver ounces, compared to 158,348 gold ounces and 5.2 million silver ounces. Revenue increased by $405.6 million, or 93%, as a result of a 24% and 65% increase in gold and silver ounces sold, respectively, and a 47% and 32% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was primarily due to the post-acquisition sales at Las Chispas and higher production at Rochester, Kensington and Wharf, partially offset by lower mill throughput and grades at Palmarejo. The increase in silver ounces sold resulted from the post-acquisition sales at Las Chispas and higher production at Rochester a result of the completion of the POA 11 expansion project in March 2024 and subsequent ramp-up in production rates since then. Gold and silver represented 66% and 34% of 2025 sales revenue, respectively, compared to 70% and 30% of 2024 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Gold sales	$558,441	$305,854	$252,587	83%
Silver sales	282,271	129,232	153,039	118%
Metal sales	$840,712	$435,086	$405,626	93%
Costs Applicable to Sales
Costs applicable to sales increased $143.0 million, or 49%, primarily due to the post-acquisition gold and silver ounces sold at Las Chispas, which includes the impact of the PPA ascribed to Inventory of $56.7 million and an increase in gold and silver ounces sold at Rochester, Kensington and Wharf, partially offset lower gold ounces sold at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $49.3 million, or 89%, as a result of the post-acquisition gold and silver ounces sold at Las Chispas, higher gold and silver ounces sold at Rochester and Kensington and the impact of the commissioning of the newly expanded crushing circuit in March 2024 at Rochester, partially offset lower gold ounces sold at Palmarejo.
Expenses
General and administrative expenses increased $1.5 million, or 6%, primarily due to higher stock-based compensation, annual incentive and outside service costs.
Exploration expense increased $19.6 million, or 84%, driven by planned higher resource expansion drilling activity at all locations including the addition of exploration expense at Las Chispas post-acquisition.
Pre-development, reclamation, and other expenses increased $3.3 million, or 12%, stemming from transaction costs related to the acquisition of SilverCrest and higher asset retirement accretion following the 2024 year-end changes to estimates, partially offset by loss on the sale of assets and the loss related to the Kensington royalty settlement in 2024.
The following table summarizes pre-development, reclamation, and other expenses:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Silvertip ongoing carrying costs	$5,050	$4,416	$634	14%
(Gain) Loss on sale of assets	303	4,176	(3,873)	(93)%
Asset retirement accretion	9,632	8,230	1,402	17%
Kensington royalty settlement	(95)	6,750	(6,845)	(100)%
Transaction costs	11,710	—	11,710	100%
Other	3,514	3,246	268	8%
Pre-development, reclamation and other expense	$30,114	$26,818	$3,296	12%
Other Income and Expenses
Interest expense (net of capitalized interest of $0.8 million) decreased to $18.7 million from $26.1 million due to lower interest paid under the RCF, partially offset by higher interest paid under finance lease obligations driven by new finance leases in the second half of 2024. The RCF had no outstanding amount drawn as of June 30, 2025.
Other, net decreased to a gain of $1.9 million compared to $7.9 million as a result of the recognition of gains in 2024 related to premiums received from the private placement flow-through share offering (“Private Placement Offering”) from the renouncement of Silvertip exploration expenditures recognized in 2024 and lower gains on foreign exchange rates.
Income and Mining Taxes
Income and mining tax expense of approximately $81.0 million resulted in an effective tax rate of 43.8% for 2025. This compares to income tax expense of $23.2 million for an effective tax rate of (518.4)% for 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) mining taxes; (v) the impact of uncertain tax positions; (vi) enactment of 1% increase in Mexico special mining duty tax, and (vii) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $28.1 million and decreased income and mining tax expense by $0.7 million for the six months ended June 30, 2025 and 2024, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six Months Ended June 30,
	2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$102,463	$(20,534)	$(33,890)	$(2,142)
Canada	(25,051)	(811)	(18,535)	(372)
Mexico	107,969	(59,663)	48,152	(20,699)
Other jurisdictions	(294)	—	(205)	—
	$185,087	$(81,008)	$(4,478)	$(23,213)
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
Net Income (Loss)
Net income was $104.1 million, or $0.18 per diluted share, compared to a net loss of $27.7 million, or $0.07 per diluted share. The increase in net income was driven by a 24% and 65% increase in gold and silver ounces sold, respectively, which includes post-acquisition gold and silver ounces sold at Las Chispas, a 47% and 32% increase in average realized gold and silver prices, respectively, and lower interest expense. This was partially offset by post-acquisition cost applicable to sales at Las Chispas, higher exploration, general and administrative and Transaction costs, and higher income and mining tax expense. Adjusted net income was $187.3 million, or $0.32 per diluted share, compared to a loss of $22.4 million, or $0.06 per diluted share (see “Non-GAAP Financial Performance Measures”).
2025 Guidance
The Company has reaffirmed its 2025 production and costs applicable to sales guidance ranges as shown below. Regarding 2025 capital guidance (which excludes capital leases), the Company has elected to fund $10 million of sustaining capital with cash versus previously planned capital leases due to the overall improved financial position of the Company. Due to the Company’s strong share price performance in 2025, the Company has increased its 2025 G&A expense guidance to reflect the non-cash increase in incentive compensation related to expected performance share expense.
The exploration expense guidance below excludes $17 - $22 million of underground mine development and support costs associated with Silvertip.
Note that Las Chispas guidance reflects results from the February 14, 2025 closing of the acquisition. Additionally, Las Chispas cost guidance excludes the effects of the SilverCrest purchase price allocation.

2025 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Las Chispas	42,500 - 52,500	4,250 - 5,250
Palmarejo	95,000 - 105,000	5,400 - 6,500
Rochester	60,000 - 75,000	7,000 - 8,300
Kensington	92,500 - 107,500	—
Wharf	90,000 - 100,000	50 - 200
Total	380,000 - 440,000	16,700 - 20,250

2025 Adjusted Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Las Chispas (co-product)	$850 - $950	$9.25 - $10.25
Palmarejo (co-product)	$950 - $1,150	$17.00 - $18.00
Rochester (co-product)	$1,250 - $1,450	$14.50 - $16.50
Kensington	$1,700 - $1,900	—
Wharf (by-product)	$1,250 - $1,350	—

2025 Capital, Exploration and G&A Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$132 - $156	$142 - $156
Capital Expenditures, Development	$55 - $69	$55 - $69
Exploration, Expensed	$67 - $77	$67 - $77
Exploration, Capitalized	$10 - $16	$10 - $16
General & Administrative Expenses	$44 - $48	$48 - $52

Note: The Company’s guidance figures assume estimated prices of $2,700/oz gold and $30.00/oz silver as well as CAD of 1.425 and MXN of 20.50. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

Results of Operations
Las Chispas

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Tons milled	118,399	59,368	177,767	—
Average gold grade (oz/t)	0.150	0.130	0.140	—
Average silver grade (oz/t)	13.32	12.71	13.11	—
Average recovery rate – Au	93.8%	94.8%	94.1%	—%
Average recovery rate – Ag	94.4%	94.6%	94.5%	—%
Gold ounces produced	16,271	7,175	23,446	—
Silver ounces produced	1,488,672	714,239	2,202,911	—
Gold ounces sold	16,025	9,607	25,632	—
Silver ounces sold	1,479,410	923,723	2,403,133	—
CAS per gold ounce(1)	$1,874	$2,140	$1,962	—
CAS per silver ounce(1)	$18.74	$24.11	$20.93	—
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Gold and silver production increased 127% and 108%, respectively, as a result of higher gold and silver grades, and a full quarter of operations as the prior quarter represented only post-acquisition activity subsequent to the acquisition of SilverCrest on February 14, 2025. Daily average throughput was approximately 1,300 tons at average gold and silver grades of 0.15 and 13.32 ounces per ton, respectively, an increase of 15% and 5%, respectively, from the prior quarter. Metal sales were $102.7 million, or 21% of Coeur’s metal sales, compared with $58.0 million, or 16% of Coeur’s metal sales. Revenue increased by $44.6 million, or 77%, of which $39.9 million was due to higher volume of gold and silver production and $4.8 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce sold were $1,874 and $18.74, respectively, which includes the impact of $963 and $9.63 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $29.7 million. Amortization totaled $22.4 million. Capital expenditures were $9.2 million.
Six Months Ended June 30, 2025

Las Chispas results represent post-acquisition activity subsequent to the acquisition of SilverCrest on February 14, 2025. Daily average throughput was approximately 1,310 tons at average gold and silver grades of 0.140 and 13.11 ounces per ton, respectively, were better than planned and led to production of 23,446 and 2,202,911 gold and silver ounces, respectively. Metal sales were $160.7 million, or 19% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce sold were $1,962 and $20.93, respectively, which includes the impact of $1,106 and $11.80 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $56.7 million. Amortization totaled $31.3 million. Capital expenditures were $14.5 million.

Palmarejo

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Tons milled	483,880	440,920	924,800	930,308
Average gold grade (oz/t)	0.060	0.050	0.060	0.068
Average silver grade (oz/t)	4.06	4.36	4.20	4.41
Average recovery rate – Au	92.9%	95.2%	94.0%	92.8%
Average recovery rate – Ag	88.6%	87.4%	88.1%	83.3%
Gold ounces produced	27,272	23,032	50,304	58,627
Silver ounces produced	1,740,952	1,680,316	3,421,268	3,414,435
Gold ounces sold	26,782	22,713	49,495	57,775
Silver ounces sold	1,720,383	1,636,386	3,356,769	3,338,863
CAS per gold ounce(1)	$891	$885	$896	$958
CAS per silver ounce(1)	$14.44	$14.42	$14.31	$14.12
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Gold and silver production increased 18% and 4%, respectively, as a result of a 10% increase in mill throughput and higher gold grades, partially offset by lower silver grades and lower gold and silver recoveries. Metal sales were $114.1 million, or 24% of Coeur’s metal sales, compared with $95.8 million, or 27% of Coeur’s metal sales. Revenue increased by $18.3 million, or 19%, of which $11.4 million was the result of higher volume of gold and silver production and $7.0 million was due to higher average realized gold and silver prices. Gold ounces sold associated with the Franco-Nevada Gold Stream Agreement increased to 48% from 45% in the prior quarter. Costs applicable to sales per gold and silver ounce were in-line with the prior quarter as higher production and throughput resulted in higher operating costs. Amortization increased by $0.2 million to $9.4 million as a result of increased gold and silver ounces sold. Capital expenditures decreased to $5.6 million from $5.9 million due to higher underground development.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Gold production decreased 14% and silver production was in-line with prior year as a result of a decrease in gold and silver grades, partially offset by an increase in silver recoveries. Metal sales were $209.9 million, or 25% of Coeur’s metal sales, compared with $179.6 million, or 41% of Coeur’s metal sales. Revenue increased by $30.3 million, or 17%, of which $46.4 million was due to higher gold and silver prices, partially offset by $16.1 million due to lower volume of gold and silver production. Gold ounces sold associated with the Franco-Nevada Gold Stream Agreement increased to 47% from 32%. Costs applicable to sales per gold and silver ounce decreased 6% and increased 1%, respectively, due to lower labor and consumable costs and the mix of gold and silver sales which impacted co-product cost allocation. Amortization decreased by $4.9 million to $18.6 million due to lower gold ounces sold. Capital expenditures decreased to $11.5 million from $12.6 million due to the timing of expenditures.

Rochester

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Tons placed(1)	7,851,665	6,987,324	14,838,989	8,238,371
Average gold grade (oz/t)	0.003	0.003	0.003	0.002
Average silver grade (oz/t)	0.60	0.59	0.59	0.56
Gold ounces produced	14,302	13,353	27,655	13,761
Silver ounces produced	1,456,326	1,283,722	2,740,048	1,672,247
Gold ounces sold	13,881	14,713	28,594	14,335
Silver ounces sold	1,437,811	1,282,010	2,719,821	1,720,523
CAS per gold ounce(2)	$1,692	$1,682	$1,687	$1,821
CAS per silver ounce(2)	$17.00	$18.55	$17.73	$21.83
(1)During the three months ended June 30, 2025 and March 31, 2025, 6.7 million and 5.5 million tons of crushed ore were placed on the new leach pad, respectively. During the six months ended June 30, 2025 and June 30, 2024, 12.2 million and 6.2 million tons of crushed ore were placed on the new leach pad, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Gold and silver production increased 7% and 13%, respectively, driven by higher crushing and placement rates. Ore tons placed during the quarter totaled 7.9 million tons, consisting of approximately 6.7 million tons through the crushing circuit, up from 5.5 million tons in the prior quarter. Additionally, the Company placed approximately 1.1 million tons of direct to pad (“DTP”) material, down from 1.5 million tons of DTP material placed in the prior quarter. Work progressed on the campaign to remove eight million tons from the legacy Stage I and Stage II leach pads to facilitate exploration drilling and future planned mining activities. Approximately 4.8 million tons have been removed year-to-date, with project completion expected in the third quarter of 2025. Metal sales were $95.0 million, or 20% of Coeur’s metal sales, compared with $82.6 million, or 23% of Coeur’s metal sales. Revenue increased by $12.4 million, or 15%, of which $9.8 million was due to higher average realized gold and silver prices and $2.5 million due to higher volume of gold and silver production. Costs applicable to sales per gold ounce increased 1% and decreased 8% per silver ounce, respectively, as a result of the mix of gold and silver sales which impacted co-product cost allocation and slightly higher operating costs. Amortization increased to $16.7 million due to higher silver ounces sold. Capital expenditures remained comparable at $24.5 million.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Gold and silver production increased 101% and 64%, respectively, as a result of the completion of the expansion project in March 2024 and subsequent ramp-up in production rates since then. Ore tons placed during the first six months of 2025 totaled 14.8 million tons, a 6.6 million-ton increase from the prior period, consisting of approximately 12.2 million tons through the crushing circuit and 2.6 million tons of DTP material. Metal sales were $177.6 million, or 21% of Coeur’s metal sales, compared with $72.6 million, or 17% of Coeur’s metal sales. Revenue increased by $105.0 million, or 145%, of which $76.8 million was due to a higher volume of gold and silver production, and $28.2 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 7% and 19%, respectively, as a result of higher production, sales mix impact on co-production cost allocation, and a lower of cost or market adjustment of $3.1 million recognized in 2024. Amortization increased to $31.7 million due to higher gold and silver ounces sold and the impact of commissioning of the newly expanded crushing circuit in March 2024. Capital expenditures decreased to $39.3 million from $48.8 million due to Rochester expansion project spending in 2024.

Kensington

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Tons milled	192,169	185,344	377,513	349,482
Average gold grade (oz/t)	0.15	0.13	0.14	0.14
Average recovery rate	91.8%	93.3%	92.5%	91.6%
Gold ounces produced	26,555	22,715	49,270	44,636
Gold ounces sold	26,751	22,205	48,956	44,722
CAS per gold ounce(1)	$1,721	$1,897	$1,801	$1,789
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Gold production increased 17% as a result of a 4% and 15% increase in mill throughput and grades, respectively, partially offset by lower recoveries. Metal sales were $89.8 million, or 19% of Coeur’s metal sales, compared to $65.2 million, or 18% of Coeur’s metal sales. Revenue increased by $24.5 million, or 38%, of which $15.2 million was due to higher volume of gold production and an increase of $9.3 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 9% due to higher production levels and lower operating costs. Amortization increased to $10.2 million due to an increase in gold ounces sold. Capital expenditures increased to $16.3 million as a result of higher expenditures related to the construction of the expanded tailings impoundment, underground development and capitalized exploration.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Gold production increased 10% as a result of 8% higher mill throughput. Metal sales were $155.0 million, or 18% of Coeur’s metal sales, compared to $94.6 million, or 22% of Coeur’s metal sales. Revenue increased by $60.4 million, or 64%, of which $47.0 million was due to higher average realized gold prices, and $13.4 million was due to higher volume of gold production. Costs applicable to sales per gold ounce remained in-line with the prior year as higher production was offset by higher royalty costs. Amortization increased to $17.7 million primarily due to an increase in gold ounces sold. Capital expenditures increased to $31.8 million from $29.7 million due to construction of the expanded tailings impoundment.
Wharf

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Tons placed	1,105,605	1,033,699	2,139,304	2,414,392
Average gold grade (oz/t)	0.035	0.020	0.028	0.026
Gold ounces produced	24,087	20,491	44,578	42,416
Silver ounces produced	36,244	50,941	87,185	136,028
Gold ounces sold	23,509	20,078	43,587	41,516
Silver ounces sold	34,916	50,034	84,950	133,776
CAS per gold ounce(1)	$1,183	$1,267	$1,221	$991
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Gold production increased 18% driven by higher tons placed, higher grade material placed on the pads, and timing of recoveries. Metal sales were $79.1 million, or 16% of Coeur’s metal sales, compared to $58.4 million, or 16% of Coeur’s metal sales. Revenue increased by $20.8 million, or 36%, of which $10.9 million was attributable to higher gold production, and $9.9 million was due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 7% due to higher tons and higher-grade material placed on the pads. Amortization remained comparable at $1.5 million. Capital expenditures decreased to $3.6 million from $7.4 million due to the decreasing water treatment plant expenditures.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Gold production increased 5% driven by higher grade material placed on the pads and the timing of recoveries. Metal sales were $137.5 million, or 16% of Coeur’s metal sales, compared to $88.3 million, or 20% of Coeur’s metal sales. Revenue increased by $49.2 million, or 56%, of which $44.4 million was due to higher average realized gold prices, and $4.8 million was due to higher gold production. Costs applicable to sales per gold ounce increased 23% due to higher labor and royalty costs. Amortization increased to $3.0 million due to higher gold ounces mined. Capital expenditures increased to $11.0 million from $1.5 million as a result of the construction of a water treatment facility and mining equipment purchases.
Silvertip
Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025
Exploration expense totaled $9.2 million in the second quarter of 2025 as the Company continued to focus on expanding the mineral resources at Silvertip, with 238 meters of underground mine development completed in the quarter. Ongoing carrying costs at Silvertip totaled $2.4 million in the second quarter of 2025 compared to $2.6 million in the prior quarter. Capital expenditures in the second quarter of 2025 totaled $1.5 million.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Ongoing carrying costs at Silvertip totaled $5.1 million in 2025 and $4.4 million in the prior year. Capital expenditures in 2025 totaled $2.4 million compared to $0.9 million in the prior year.

Liquidity and Capital Resources
At June 30, 2025, the Company had $113.5 million of cash, cash equivalents and restricted cash and $379.8 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $56.6 million in the six months ended June 30, 2025 due to the cash acquired in the SilverCrest Transaction of $103.6 million, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, a 24% and 65% increase in gold and silver ounces sold, respectively, and a 47% and 32% increase in average realized gold and silver prices, respectively. This was partially offset by RCF net repayments of $195.0 million, SilverCrest Transaction cost payments of $15.2 million, income and mining tax payments at Palmarejo and Las Chispas, full repayment of outstanding prepayment agreement balances at Rochester, Kensington and Wharf, and $110.8 million of capital expenditures.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities to fund near term capital requirements, including those described in this Report for our 2025 capital expenditure guidance, and to repurchase shares pursuant to the Company’s $75.0 million share repurchase program (the “Program”). The acquisition of SilverCrest included acquiring a significant amount of cash and gold and silver bullion, which was used along with our cash provided by operating activities to repay the RCF. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, reduction of debt, and additional investment to determine the viability of the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is 0.4 times Adjusted EBITDA as of June 30, 2025.
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
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2025 was $207.0 million, compared to $67.6 million for the three months ended March 31, 2025. Net cash provided by operating activities for the six months ended June 30, 2025 was $274.6 million, compared to net cash used in operating activities of $0.6 million for six months ended June 30, 2024. Adjusted EBITDA for the three months ended June 30, 2025 was $243.5 million, compared to $148.9 million for the three months ended March 31, 2025. Adjusted EBITDA for the six months ended June 30, 2025 was $392.4 million, compared to $96.7 million for the six months ended June 30, 2024 (see “Non-GAAP Financial Performance Measures”). Net cash provided by (used in) operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Cash flow before changes in operating assets and liabilities	$161,573	$53,716	$215,289	$(3,125)
Changes in operating assets and liabilities:
Receivables	(4,766)	3,945	(821)	(2,136)
Prepaid expenses and other	2,424	82,065	84,489	3,537
Inventories	(14,125)	(8,348)	(22,473)	(39,468)
Accounts payable and accrued liabilities	61,845	(63,743)	(1,898)	40,570
Cash provided by operating activities	$206,951	$67,635	$274,586	$(622)
Net cash provided by operating activities increased $139.3 million for the three months ended June 30, 2025 compared to the three months ended March 31, 2025, primarily due to a 20% increase in gold and silver ounces sold, a 15% and 5% increase in average realized gold and silver prices, respectively, timing of sales receipts at Kensington, timing of interest payments paid related to the Senior Notes, and income and mining taxes paid at Palmarejo and Las Chispas, and settlement of prepayments totaling $42.2 million in the three months ended March 31, 2025. This was partially offset by the sale of SilverCrest acquired bullion and metal inventory for $72.0 million in the three months ended March 31, 2025, and increased general and administrative and exploration expenses. Revenue for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 increased by $120.6 million, of which $79.6 million was due to higher volume of gold and silver sales and $41.0 million was due to higher average gold and silver prices.
Net cash provided by operating activities increased $275.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a 24% and 65% increase in gold and silver ounces sold, respectively, a 47% and 32% increase in average realized gold and silver prices, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, and lower interest expense. This was partially offset by higher general and administrative and exploration expenses, and the receipt of $55.0 million of prepayments in the six months ended June 30, 2024. Revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by $405.6 million, of which $219.0 million was due to higher volume of gold and silver sales and $186.6 million was due to higher average realized gold and silver prices.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the three months ended June 30, 2025 was $60.6 million compared to net cash provided by investing activities of $53.3 million in the three months ended March 31, 2025. Cash used in investing activities increased due to the cash acquired in the SilverCrest Transaction of $103.6 million in the three months ended March 31, 2025, partially offset by an increase in capital expenditures attributable to a full quarter of operations at Las Chispas. The Company incurred capital expenditures of $60.8 million in the three months ended June 30, 2025 compared with $50.0 million in the three months ended March 31, 2025 primarily related to capitalized exploration at Rochester and Kensington, expanded tailings impoundment at Kensington, and underground development at Palmarejo and Kensington in both periods, as well as mining equipment purchases at Rochester in three months ended June 30, 2025.
Net cash used in investing activities in the six months ended June 30, 2025 was $7.3 million compared to $93.7 million in the six months ended June 30, 2024. Cash used in investing activities decreased due to the cash acquired in the SilverCrest Transaction of $103.7 million, partially offset by post-acquisition capital expenditures at Las Chispas. The Company incurred capital expenditures of $110.8 million in the six months ended June 30, 2025 compared with $93.5 million in the six months ended June 30, 2024 primarily related to post-acquisition underground development and equipment purchases at Las Chispas.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the three months ended June 30, 2025 was $112.8 million compared to $98.2 million in the three months ended March 31, 2025. During the three months ended June 30, 2025, the Company repaid $110.0 million, net, under the RCF compared to $85.0 million in the three months ended March 31, 2025. Additionally, the Company repurchased $2.0 million of common stock in connection with the Company’s Program in the three months ended June 30, 2025 and made cash payments of $5.7 million in connection with tax withholding on vested share-based compensation in the three months ended March 31, 2025.
Net cash used in financing activities in the six months ended June 30, 2025 was $210.9 million compared to net cash provided by financing activities of $107.1 million in the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company repaid $195.0 million, net, under the RCF and repurchased $2.0 million of common stock in connection with the Company’s Program. During the six months ended June 30, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $100.0 million, net, from the RCF.
On May 27, 2025, the Company announced the $75.0 million Program, effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker.
The following table summarizes repurchases made pursuant to the 10b-18 Agreement in the quarter ended June 30, 2025 and the approximate dollar value of stock that may yet be purchased pursuant to the Program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
April 1, 2025 - April 30, 2025	—	—	—	—
May 1, 2025 - May 31, 2025	—	—	—	$75.0
June 1, 2025 - June 30, 2025	216,500	$9.24	216,500	$73.0
Total	216,500	$9.24	216,500

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and was accounted for prospectively. As of June 30, 2025, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 61,533 and 8.3 million, respectively.
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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income (loss)	$70,726	$33,353	$104,079	$(27,691)
Fair value adjustments, net	(4)	346	342	—
Foreign exchange loss (gain)(1)	28,072	574	28,646	(2,466)
(Gain) loss on sale of assets	117	186	303	4,176
RMC bankruptcy distribution	(37)	—	(37)	(1,199)
(Gain) loss on debt extinguishment	—	—	—	(417)
Transaction costs	2,823	8,887	11,710	—
Kensington royalty settlement	28	(95)	(67)	7,369
Mexico arbitration matter	1,740	410	2,150	2,132
Flow-through share premium	(112)	(585)	(697)	(3,946)
COVID-19	—	—	—	10
Acquired inventory purchase price allocation	29,681	27,040	56,720	—
Tax effect of adjustments(2)	(5,633)	(10,230)	(15,863)	(394)
Adjusted net income (loss)	$127,401	$59,886	$187,286	$(22,426)

Adjusted net income (loss) per share, Basic	$0.20	$0.12	$0.33	$(0.06)
Adjusted net income (loss) per share, Diluted	$0.20	$0.11	$0.32	$(0.06)
(1) Includes the impact of foreign exchange rates on deferred tax balances of $28.3 million and $(0.2) million for the three months ended June 30 and March 31, 2025 and $28.1 million and $(0.7) million for the six months ended June 30, 2025 and 2024.
(2) For the three and six months ended June 30, 2025, tax effect of adjustments of $5.6 million (16.3%) and $15.9 million (22.5%) are primarily related to the Transaction costs at Corporate and the impact of the PPA ascribed to Inventory at Las Chispas. For the three months ended March 31, 2025, tax effect of adjustments of $10.2 million (28.3%) are primarily related to the Transaction costs at Corporate and the impact of the PPA ascribed to Inventory at Las Chispas. For the six months ended June 30, 2024, tax effect of adjustments of $0.4 million (-5%) is primarily related to the RMC Bankruptcy Distribution, Kensington royalty settlement and LCM adjustment recorded at Rochester.

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

	Three Months Ended		Six Months Ended
In thousands	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income (loss)	$70,726	$33,353	$104,079	$(27,691)
Interest expense, net of capitalized interest	8,251	10,450	18,701	26,109
Income tax provision	62,595	18,413	81,008	23,213
Amortization	61,421	43,093	104,514	55,225
EBITDA	202,993	105,309	308,302	76,856
Fair value adjustments, net	(4)	346	342	—
Foreign exchange (gain) loss	(246)	758	512	(1,724)
Asset retirement obligation accretion	4,900	4,732	9,632	8,230
Inventory adjustments and write-downs	1,598	1,928	3,525	5,259
(Gain) loss on sale of assets	117	186	303	4,176
RMC bankruptcy distribution	(37)	—	(37)	(1,199)
(Gain) loss on debt extinguishment	—	—	—	(417)
Kensington royalty settlement	28	(95)	(67)	7,369
Mexico arbitration matter	1,740	410	2,150	2,132
Flow-through share premium	(112)	(585)	(697)	(3,946)
COVID-19	—	—	—	10
Transaction costs	2,823	8,887	11,710	—
Acquired inventory purchase price allocation	29,681	27,040	56,720	—
Adjusted EBITDA	243,481	148,916	392,395	96,746

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

Consolidated	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Cash flow from operations	$206,951	$67,635	$274,586	$(622)
Capital expenditures	60,807	50,002	110,809	93,488
Free cash flow	$146,144	$17,633	$163,777	$(94,110)

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Cash provided by (used in) operating activities	$206,951	$67,635	$274,586	$(622)
Changes in operating assets and liabilities:
Receivables	4,766	(3,945)	821	2,136
Prepaid expenses and other	(2,424)	(82,065)	(84,489)	(3,537)
Inventories	14,125	8,348	22,473	39,468
Accounts payable and accrued liabilities	(61,845)	63,743	1,898	(40,570)
Operating cash flow before changes in working capital	$161,573	$53,716	$215,289	$(3,125)

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Total debt	$380,722	$498,269	$380,722	$629,327
Cash and cash equivalents	(111,646)	(77,574)	(111,646)	(74,136)
Net debt	$269,076	$420,695	$269,076	$555,191

Net debt	$269,076	$420,695	$269,076	$555,191
Last Twelve Months Adjusted EBITDA	$634,803	$443,729	$634,803	$191,686
Net Leverage ratio	0.4	$0.9	0.4	2.9
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

Three Months Ended June 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$80,122	$58,109	$64,676	$56,304	$30,542	$928	$290,681
Amortization	(22,375)	(9,406)	(16,748)	(10,221)	(1,549)	(928)	(61,227)
Costs applicable to sales	$57,747	$48,703	$47,928	$46,083	$28,993	$—	$229,454

Metal Sales
Gold ounces	16,025	26,782	13,881	26,751	23,509	—	106,948
Silver ounces	1,479,410	1,720,383	1,437,811	—	34,916	—	4,672,520

Costs applicable to sales
Gold ($/oz)	$1,874	$891	$1,692	$1,721	$1,183
Silver ($/oz)	$18.74	$14.44	$17.00			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $29.7 million
Three Months Ended March 31, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$51,770	$52,884	$63,443	$49,627	$28,511	$946	$247,181
Amortization	(8,936)	(9,181)	(14,907)	(7,471)	(1,474)	(946)	(42,915)
Costs applicable to sales	$42,834	$43,703	$48,536	$42,156	$27,037	$—	$204,266

Metal Sales
Gold ounces	9,607	22,713	14,713	22,205	20,078	—	89,316
Silver ounces	923,723	1,636,386	1,282,010	—	50,034	—	3,892,153

Costs applicable to sales
Gold ($/oz)	$2,140	$885	$1,682	$1,897	$1,267
Silver ($/oz)	$24.11	$14.42	$18.55			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $27.0 million
Six Months Ended June 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$131,892	$110,993	$128,119	$105,931	$59,053	$1,874	$537,862
Amortization	(31,311)	(18,587)	(31,655)	(17,692)	(3,023)	(1,874)	(104,142)
Costs applicable to sales	$100,581	$92,406	$96,464	$88,239	$56,030	$—	$433,720

Metal Sales
Gold ounces	25,632	49,495	28,594	48,956	43,587	—	196,264
Silver ounces	2,403,133	3,356,769	2,719,821	—	84,950	—	8,564,673

Costs applicable to sales
Gold ($/oz)	$1,962	$896	$1,687	$1,801	$1,221
Silver ($/oz)	$20.93	$14.31	$17.73			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $56.7 million

Six Months Ended June 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$125,966	$78,857	$92,051	$46,989	$1,642	$345,505
Amortization	(23,445)	(15,203)	(12,041)	(2,460)	(1,642)	(54,791)
Costs applicable to sales	$102,521	$63,654	$80,010	$44,529	$—	$290,714

Metal Sales
Gold ounces	57,775	14,335	44,722	41,516	—	158,348
Silver ounces	3,338,863	1,720,523	—	133,776	—	5,193,162

Costs applicable to sales
Gold ($/oz)	$958	$1,821	$1,789	$991
Silver ($/oz)	$14.12	$21.83			$—

Reconciliation of Costs Applicable to Sales for 2025 Guidance

In thousands (except metal sales and per ounce amounts)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$144,729	$245,767	$275,743	$222,569	$130,856
Amortization	(45,992)	(38,779)	(75,033)	(43,903)	(7,105)
Costs applicable to sales	$98,737	$206,988	$200,710	$178,666	$123,751
By-product credit	—	—	—	—	(2,824)
Adjusted costs applicable to sales	$98,737	$206,988	$200,710	$178,666	$120,927

Metal Sales
Gold ounces	52,000	100,018	68,000	104,271	95,454
Silver ounces	5,240,757	6,006,911	7,752,237		94,138

Revenue Split
Gold	48%	50%	44%	100%	100%
Silver	52%	50%	56%

Adjusted costs applicable to sales
Gold ($/oz)	$850 - $950	$950 - $1,150	$1,250 - $1,450	$1,700 - $1,900	$1,250 - $1,350
Silver ($/oz)	$9.25 - $10.25	$17.00 - $18.00	$14.50 - $16.50

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, inflation, hedging strategies, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, the gold stream agreement at Palmarejo, liquidity management, financing plans, risk management strategies, capital allocation, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2024 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, inflationary pressures, and impacts from tariffs or other trade barriers (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at June 30, 2025 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $3,280 and $2,622 per ounce, respectively, and a short-term and long-term silver price of $33.68 and $30.55 per ounce, respectively.
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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had forward contracts for gold and silver that settled monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up. The contracts were net cash settled and, if the spot price of gold at the time of expiration was lower than the fixed price or higher than the fixed prices, it resulted in a realized gain or loss, respectively. The forward contracts exposed us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company entered into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. For additional information, please see the section titled “Item 1A - Risk Factors” in this Report. The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at June 30, 2025.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2025, the Company had outstanding provisionally priced sales of 13,175 ounces of gold at an average price of $3,349. Changes in gold prices resulted in provisional pricing mark-to-market loss of $0.1 million during the three months ended June 30, 2025. A 10% change in realized gold prices would cause revenue to vary by $4.4 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at June 30, 2025.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2025.
Investment Risk
Equity Price Risk
The Company had no equity securities at June 30, 2025.

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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2024 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2025 (the “Q1 2025 10-Q”). Except as supplemented and updated in the Q1 2025 10-Q, the risk factors set forth in the 2024 10-K remain current. Additional risks and uncertainties that the Company does not presently know about or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c) Trading Plans
On June 5, 2025, Mitchell J. Krebs, Chairman, President and Chief Executive Officer, terminated the trading arrangement for the sale of shares of the Company’s common stock he had previously adopted on February 21, 2025 (the “February Krebs 10b5-1 Plan”) in accordance with Rule 10b5-1 of the Exchange Act. On June 6, 2025, Mr. Krebs adopted a new trading arrangement for the sale of the shares of the Company’s common stock (the “June Krebs 10b5-1 Plan”). The June Krebs 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The June Krebs 10b5-1 Plan provides for the sale of up to 250,000 shares of the Company’s common stock between September 5, 2025 and February 15, 2026, pursuant to terms specified in the June Krebs 10b5-1 Plan.

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

* The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 6, 2025	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	August 6, 2025	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 6, 2025	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)